Form 10-Q
period 2006-03-31
Delek US Holdings, Inc.
filed 2006-05-24
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32868
DELEK US HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2319066
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
830 Crescent Centre Drive, Suite 300
Franklin, Tennessee 37067
(Address of principal executive offices) (Zip Code)

(615) 771-6701
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑*
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 19, 2006 was 50,889,869.

*	The registrant became subject to the filing requirements on May 3, 2006.

PART I.
FINANCIAL INFORMATION
ITEM 1. Financial Statements
DELEK US HOLDINGS, INC. AND SUBSIDIARIES
(A Subsidiary of Delek Group Ltd.)
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$69,487	$62,568
Short-term investments	2,000	26,586
Accounts receivable	60,847	52,968
Inventory	118,995	101,294
Other current assets	9,107	8,405

Total current assets	260,436	251,821

Property, plant and equipment:
Property, plant and equipment	329,126	317,118
Less: accumulated depreciation	(50,897)	(46,523)

Property, plant and equipment, net	278,229	270,595

Goodwill	63,711	63,711
Note receivable from a related party	—	200
Other noncurrent assets	19,408	19,833

Total assets	$621,784	$606,160

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$35,247	$35,392
Account payable to a related party	125	—
Fuel payable	100,234	109,154
Current portion of long-term debt	17,243	1,696
Interest payable	2,470	1,870
Related party payable	3,251	2,870
Other taxes payable	13,300	11,760
Accrued employee costs	3,751	4,649
Income taxes payable	5,015	202
Accrued expenses and other current liabilities	10,301	8,221

Total current liabilities	190,937	175,814

Noncurrent liabilities:
Long-term debt, net of current portion	208,588	224,559
Notes payable to related parties	42,500	42,500
Accrued lease liability	3,903	3,754
Deferred revenue, net of current portion	1,320	1,434
Asset retirement obligations	3,545	3,393
Deferred tax liabilities	30,970	27,530
Other noncurrent liabilities	7,282	7,306

Total noncurrent liabilities	298,108	310,476

Shareholder’s equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 39,389,869 shares issued and outstanding	394	394
Additional paid-in capital	40,727	40,727
Retained earnings	91,618	78,749

Total shareholder’s equity	132,739	119,870

Total liabilities and shareholder’s equity	$621,784	$606,160

See accompanying notes to the condensed consolidated financial statements.

DELEK US HOLDINGS, INC. AND SUBSIDIARIES
(A Subsidiary of Delek Group Ltd.)
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2006	2005

Net sales	$659,759	$229,087

Operating costs and expenses:
Cost of goods sold	583,313	198,446
Operating expenses	40,686	20,991
General and administrative expenses	6,962	3,984
Depreciation and amortization	4,372	3,453
Losses on forward contract activities	54	—

	635,387	226,874

Operating income	24,372	2,213

Interest expense	5,891	2,243
Interest income	(893)	(12)
Interest expense to related parties	680	423
Gain on interest rate derivative instruments	(931)	(1,122)
Guarantee fees to related parties	148	—

	4,895	1,532

Income before income tax expense and cumulative effect of change in accounting policy	19,477	681

Income tax expense	6,608	249

Income before cumulative effect of change in accounting policy	12,869	432

Cumulative effect of change in accounting policy, net	—	267

Net income	$12,869	$165

Basic and diluted earnings per share:
Income before cumulative effect of change in accounting policy	$0.33	$0.01
Cumulative effect of change in accounting policy	—	0.01

Net income	$0.33	$0.00

Basic and diluted weighted average common shares outstanding	39,389,869	39,389,869

See accompanying notes to the condensed consolidated financial statements.

DELEK US HOLDINGS, INC. AND SUBSIDIARIES
(A Subsidiary of Delek Group Ltd.)
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net income	$12,869	$165
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,307	3,740
Accretion of asset retirement obligations	104	28
Deferred income taxes	1,149	200
Gain on interest rate derivative instruments	(931)	(1,122)
Changes in assets and liabilities:
Accounts receivable	(7,879)	(1,831)
Inventory	(17,701)	(1,833)
Other current assets	(1,412)	(11)
Other noncurrent assets	503	(1,952)
Accounts payable	(145)	2,414
Related party payable	125	—
Fuel payable	(8,920)	5,199
Interest payable	600	13
Interest payable to related parties	381	423
Income taxes payable	4,813	49
Other taxes payable	1,540	(806)
Accrued employee costs	(898)	(284)
Accrued expenses and other current liabilities	2,615	1,778
Asset retirement obligations	(262)	267
Other noncurrent liabilities	11	457

Net cash (used in) provided by operating activities	(8,131)	6,894

Cash flows from investing activities:
Purchases of short-term investments	(126,992)	—
Sales of short-term investments	151,578	—
Return of escrow deposit made with Escrow Agent	3,000	—
Purchase price adjustments	(145)	(56)
Purchases of property, plant and equipment	(12,088)	(1,815)

Net cash provided by (used in) investing activities	15,353	(1,871)

Cash flows from financing activities:
Payment on Senior Secured Credit Facility	(412)	—
Payments on Credit Agreement — Term A and Term B Loans	—	(2,900)
Payments on SunTrust Term Loan	—	(400)
Net payments on SunTrust Revolver	—	(1,400)
Payments on capital lease obligations	—	(106)
Payment on other notes payable	(12)	(18)
Repayment of note receivable from a related party	200	—
Deferred financing costs paid	(79)	—

Net cash used in financing activities	(303)	(4,824)

Net increase in cash and cash equivalents	6,919	199

Cash and cash equivalents at beginning of period	62,568	22,106

Cash and cash equivalents at end of period	$69,487	$22,305

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,738	$1,867

Income taxes	$646	$—

Assets acquired via the issuance of notes payable	$—	$40

See accompanying notes to the condensed consolidated financial statements.

DELEK US HOLDINGS, INC. AND SUBSIDIARIES
(A Subsidiary of Delek Group Ltd.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
1. General
     Delek US Holdings, Inc. (Delek, we, our or us) is the sole shareholder of MAPCO Express, Inc. (Express), MAPCO Fleet, Inc. (Fleet), Delek Refining, Inc. (Delek Refining), and Delek Finance, Inc. (Delek Finance) (collectively, the Subsidiaries). Delek and Express were incorporated during April 2001 in the State of Delaware. Fleet, Delek Refining and Delek Finance were incorporated in the State of Delaware during January 2004, February 2005 and April 2005, respectively. Previously, Delek’s subsidiaries also included MAPCO Family Centers, Inc. (Family Centers). During June 2005, Family Centers legally merged with and into Express, leaving Express as the surviving company of the merged entities.
     As of March 31, 2006, Delek was a wholly owned subsidiary of Delek Group Ltd. (Delek Group) located in Natanya, Israel.
     On May 9, 2006, we completed an initial public offering of 11,500,000 shares of our common stock at a price of $16.00 per share for an aggregate offering price of approximately $184,000. The shares, which are listed on the New York Stock Exchange, began trading on May 4, 2006, under the symbol “DK”. All of the shares offered were primary shares sold by Delek. We received approximately $172,000 in net proceeds from the initial public offering after payment of underwriting discounts and commissions of approximately $12,000, but before deduction of offering expenses. The initial public offering represented the sale by us of a 22.5% interest in Delek.
2. Accounting Policies
   Basis of Presentation
   The condensed consolidated financial statements include the accounts of Delek, and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with U. S. generally accepted accounting principles applied on a consistent basis with those of the annual audited financial statements and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in our Prospectus filed with the SEC on May 4, 2006.
   In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period have been included. All significant intercompany transactions and account balances have been eliminated in consolidation. All adjustments are of a normal, recurring nature. Operating results for the interim period should not be viewed as representative of results that may be expected for any future interim period or for the full year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Certain amounts presented in prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or shareholder’s equity as previously reported.
     Classification of Operations
     Delek is a diversified energy business focused on petroleum refining and supply and on retail marketing. Management views operating results in primarily two segments: Refining and Retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The retail segment markets gasoline, diesel and other refined petroleum products and convenience merchandise through a network of 349 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in note 6.

   Cash and Cash Equivalents
     Delek maintains cash and cash equivalents in accounts with financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
   Short-Term Investments
     Short-term investments, which consist of market auction rate debt securities, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At March 31, 2006, these securities had a contractual maturity of September 1, 2029. Delek’s stated investment policy is to sell these securities and repurchase similar securities at each auction date, which must not exceed 90 days and typically ranges from 7 to 35 days. Based on the historical practice of adhering to this investment policy and our intent to continue to adhere to this investment policy, we have classified these securities as short-term investments in the accompanying condensed consolidated balance sheets. Management estimates that historical cost approximates fair value for these short-term investments.
   Accounts Receivable
     Accounts receivable primarily represent receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek has recorded an allowance for doubtful accounts related to wholesale fuel trade receivables of $162 and $180 as of March 31, 2006 and December 31, 2005, respectively. All other accounts receivable amounts are considered to be fully collectible. Accordingly, no additional allowance has been established as of March 31, 2006 and December 31, 2005.
   Inventory
     Refinery inventory consists of crude oil, refined products and blend stocks which are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) valuation method. The LIFO method requires management to make estimates on an interim basis of the anticipated on-hand year-end inventory quantities which could differ from actual quantities. Cost of crude oil, refined product and blend stock inventories in excess of market value are charged to cost of goods sold. Such changes are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover.
     Retail merchandise inventory consists of gasoline, diesel fuel, other petroleum products, cigarettes, beer, convenience merchandise and food service merchandise. Fuel inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Non-fuel inventories are stated at estimated cost as determined by the retail inventory method.
   Property, Plant and Equipment
     Assets acquired by Delek in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in SFAS No. 141, Business Combinations. Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management’s estimated useful lives of the asset or the remaining lease term.
     Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, which are as follows:

Automobiles	3-5 years
Computer equipment and software	3-10 years
Furniture and fixtures	5-15 years
Retail store equipment	7-15 years
Asset retirement obligation assets	15-36 years
Refinery machinery and equipment	10-40 years
Petroleum and other site (POS) improvements	8-40 years
Building and building improvements	40 years
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment.

   Refinery Turnaround Costs
     Refinery turnaround costs are incurred in connection with planned shutdown and inspection of the refinery’s major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as Property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. During December 2005, we successfully completed a major turnaround covering the fluid catalytic cracking unit, sulfuric acid alkylation unit, sulfur recovery unit, amine unit and kerosene and gasoline treating units. These costs are being amortized over four years. The next planned turnaround activities are not scheduled until some point in 2010.
   Goodwill
     Goodwill is accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives are not amortized but are subject to annual impairment tests based on their estimated fair value. In accordance with the provisions of SFAS No. 142, we perform an annual review of impairment of goodwill in the fourth quarter by comparing the carrying value of the applicable reporting unit to its estimated fair value.
   Derivatives
     Delek records all derivative financial instruments, including, interest rate swap agreements, interest rate cap agreements, fuel-related derivatives and forward contracts at estimated fair value regardless of their intended use in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended and interpreted. Changes in the fair value of the derivative instruments are recognized periodically in operations as we have not elected to apply the hedging treatment permitted under the provisions of SFAS No. 133 allowing such changes to be classified as other comprehensive income. In the future, based on the facts and circumstances, we may elect to apply hedging treatment. We validate the fair value of all derivative financial instruments on a monthly basis utilizing valuations from third party financial institutions.
     Fair Value of Financial Instruments
     The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments present as of March 31, 2006 and December 31, 2005. Management estimates that book value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments.
     A majority of our debt and derivative financial instruments outstanding at March 31, 2006 and December 31, 2005, were executed with a limited number of financial institutions. The risk of counterparty default is limited to the unpaid portion of amounts due to us pursuant to the terms of the derivative agreements. The net amount due from these financial institutions at March 31, 2006 and December 31, 2005 totaled $4,379 and $3,448, respectively, as discussed in note 5.
   Self-Insurance Reserves
     Delek is primarily self-insured for employee medical, workers’ compensation and general liability costs, with varying limits of per claim and aggregate stop loss insurance coverage that management considers adequate. We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported. Differences between actual settlements and recorded accruals are recorded in the period identified.
   Vendor Discounts and Deferred Revenue
     Delek receives cash discounts or cash payments from certain vendors related to product promotions based upon factors such as quantities purchased, quantities sold, merchandise exclusivity, store space and various other factors. In accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Reseller for Consideration Received from a Vendor, we recognize these amounts as a reduction of inventory until the products are sold, at which time the amounts are reflected as a reduction in cost of goods sold. Certain of these amounts are received from vendors related to agreements covering several periods. These amounts are initially recorded as deferred revenue, are reclassified as a reduction in inventory upon receipt of the products, and are subsequently recognized as a reduction of cost of goods sold as the products are sold.
     Delek also receives advance payments from certain vendors relating to non-inventory agreements. These amounts are recorded as deferred revenue and are subsequently recognized as a reduction of cost of goods sold as earned.

   Environmental Expenditures
     It is Delek’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that is dedicated to the remedial actions and that does not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized.
   Asset Retirement Obligations
     Effective January 1, 2005, Delek adopted Financial Accounting Standards Board (FASB) Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), requiring the recognition of a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event when the amount can be reasonably estimated. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under SFAS No. 143, Accounting for Asset Retirement Obligations. A cumulative effect of change in accounting policy of $267 (net of $180 of income taxes) and a long-term asset retirement obligation of $1,174 were recorded upon adoption.
     The initial asset retirement obligation recognized in connection with the adoption of FIN 47 as of January 1, 2005 relates to the present value of estimated costs to remove underground storage tanks at leased retail sites where we are legally required under the applicable leases to perform this removal. The asset retirement obligation for storage tank removal on leased retail sites is being accreted over the expected life of the underground storage tanks which approximates the average retail site lease term.
     Subsequent to the adoption of FIN 47, Delek recorded long-term asset retirement obligations in connection with its purchase of the refinery of $2,083 related to the required disposal of waste in certain storage tanks, asbestos abatement at an identified location and other estimated costs that would be legally required upon final closure of the refinery. In addition to these identified asset retirement obligations at the refinery, we continue to evaluate the need for additional asset retirement obligations related to the crude oil pipeline assets at the refinery as discussed in note 4.
     In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation.
   Revenue Recognition
     Revenues for products sold are recorded at the point of sale upon delivery of product, which is the point at which title to the product is transferred, and when payment has either been received or collection is reasonably assured.
     Delek derives service revenue from the sale of lottery tickets, money orders, car washes and other ancillary product and service offerings. Service revenue and related costs are recorded at gross amounts or net amounts, as appropriate, in accordance with the provisions of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. We record service revenue and related costs at gross amounts when Delek is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, influences product or service specifications, or has several but not all of these indicators. When Delek is not the primary obligor and does not possess other indicators of gross reporting as discussed previously, we record net service revenue.
   Advertising Costs
     Delek expenses advertising costs as incurred. Advertising expense for the periods ended March 31, 2006 and 2005 totaled $220 and $273, respectively.

   Operating Leases
     Delek leases land and buildings under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. Some of these lease arrangements include fixed rental rate increases, while others include rental rate increases based upon such factors as changes, if any, in defined inflationary indices.
     In accordance with SFAS No. 13, Accounting for Leases, for all leases that include fixed rental rate increases, Delek calculates the total rent expense for the entire lease period, considering renewals for all periods for which failure to renew the lease imposes economic penalty, and records rental expense on a straight-line basis in the accompanying condensed consolidated statements of operations.
   Income Taxes
     Income taxes are accounted for under the provisions of SFAS No. 109, Accounting for Income Taxes. This statement generally requires Delek to record deferred income taxes for the differences between the book and tax bases of its assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax expense or benefit represents the net change during the year in our deferred income tax assets and liabilities.
     In connection with the acquisition of the refinery effective April 29, 2005 discussed in note 4, Delek’s consolidated effective tax rate changed. Substantially all of the refinery operations are organized as a limited partnership in the state of Texas, which is not subject to Texas franchise tax. As a result, the Delek refinery operation’s effective tax rate for the year is equal to the federal rate plus a nominal amount of state franchise taxes. Consequently, Delek’s consolidated effective tax rate is reduced by Delek Refining’s proportionate contribution to the consolidated pretax earnings. The taxation of earnings in Texas could be subject to change if new legislation is enacted that would require taxation of all or a portion of a limited partnership’s earnings.
   Earnings Per Share
     Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. As of March 31, 2006 and December 31, 2005, the only potentially dilutive instruments are the potential stock purchase rights discussed in note 7. The vesting of these stock purchase rights is contingent upon a future event rendering them without impact on March 31, 2006.
   Comprehensive Income
     Delek’s comprehensive income for the three month periods ended March 31, 2006 and 2005 was equivalent to net income.
   New Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Delek adopted SFAS No. 151 January 1, 2006, and its adoption did not have a material impact on Delek’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No.25, Accounting for Stock Issued to Employees, and its related implementation guidance. The revised standard requires the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the income statement and establishes fair value as the measurement objective in accounting for share-based payment arrangements. Pro forma disclosure is no longer an alternative.
     Delek adopted SFAS No. 123R on January 1, 2006 and will apply its provisions to all awards granted, modified, cancelled or repurchased after that date. This statement will also apply to stock purchase rights granted earlier , but not yet vested. The adoption of SFAS No. 123R as of January 1, 2006, did not have a material impact on Delek’s financial position or results of operations. The effect of the potential stock purchase rights is discussed in note 7.

     In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004 (Jobs Creation Act). This FSP requires a company that qualifies for the deduction for domestic production activities under the Jobs Creation Act to account for it as a special deduction under FASB Statement No. 109, Accounting for Income Taxes, as opposed to an adjustment of recorded tax assets and liabilities. Delek included the effects of this FSP in its calculation of the March 31, 2006, and December 31, 2005 income tax provision.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, which was previously provided by APB No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 as of July 1, 2005, did not have a material impact on Delek’s financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for accounting for and reporting a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. This statement becomes effective for fiscal years beginning after December 15, 2005. The adoption of the statement as of January 1, 2006, did not have a material impact on Delek’s financial position or results of operations.
     In September 2005, the EITF reached a consensus concerning the accounting for linked purchase and sale arrangements in EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. The EITF concluded that non-monetary exchanges of finished goods inventory within the same line of business be recognized at the carrying value of the inventory transferred. The consensus is to be applied to new buy/sell arrangements entered in reporting periods beginning after March 15, 2006. Delek does participate in linked purchase and sale arrangements in its Refining segment, however, the adoption of EITF No. 04-13 is not expected to have a material effect on Delek’s financial position or results of operations.
3. Inventory
     Carrying value of inventories consisted of the following:

	March 31,	December 31,
	2006	2005
Refinery raw materials and supplies	$25,388	$28,347
Refinery work in process	32,392	22,459
Refinery finished goods	26,861	16,269
Retail fuel	11,763	12,433
Retail merchandise	22,591	21,786

Total inventory	$118,995	$101,294

4. Acquisitions
     Effective April 29, 2005, Delek acquired certain refinery and crude oil pipeline assets in Tyler, Texas (collectively, the Refinery) through its wholly-owned subsidiary, Delek Refining. Consideration paid for the Refinery totaled $68,084.
     In connection with the acquisition, Delek assumed certain involuntary employee termination benefit liabilities as outlined in the seller’s employee severance plan. During March 2006, we finalized the plan for involuntary termination and in connection with the purchase price allocation included an accrual of $136, none of which remained at March 31, 2006.
     In addition to the consideration paid as acquisition cost for the Refinery, Delek incurred and capitalized $5,154 in acquisition transaction costs. The allocation of the aggregate purchase price of the Refinery acquisition is summarized as follows:

Fixed assets	$33,935
Inventory	59,885
Prepaid inventory and other assets	26,436
Assumed accounts payable and other current liabilities	(37,003)
Assumed asset retirement obligations	(2,083)
Assumed environmental liabilities	(7,932)

$73,238

     Delek consolidated the Refinery’s results of operations beginning April 29, 2005. The unaudited pro forma consolidated results of operations for the three month period ended March 31, 2005 as if the Refinery acquisition had occurred on January 1, 2005 are as follows:

Revenues	$424,647
Income (loss) before cumulative effect of change in accounting policy	$(5,686)
Net income (loss)	$(5,953)
Basic and diluted earnings (loss) per share before cumulative effect of change in accounting policy	$(0.14)
Basic and diluted earnings (loss) per share	$(0.15)
     In connection with the purchase of the Refinery, Delek deposited funds in an escrow account as a condition to closing for purposes of indemnifying the seller against potential noncompliance with our obligations under the purchase and sales agreement. At December 31, 2005, $5,000 was being held in escrow. At March 31, 2006, the remaining unreturned funds currently on deposit with the Escrow Agent, as defined in the purchase and sales agreement, totaled $2,000 and are included in other current assets, excluding accumulated interest.
     Effective December 15, 2005, Delek acquired 21 convenience stores and four undeveloped properties in the Nashville market from BP Products North America Inc. (BP Acquisition). Consideration paid for the BP Acquisition totaled $35,526.
     In addition to the consideration paid as acquisition cost for the BP Acquisition, Delek incurred and capitalized $938 in acquisition transaction costs. The allocation of the aggregate purchase price of the BP acquisition is summarized as follows:

Fixed assets	$34,937
Inventory	1,490
Other current assets	37

$36,464

     Both of the aforementioned acquisitions were accounted for using the purchase method of accounting, as prescribed in SFAS No. 141 and the results of the acquired operations have been included in the condensed consolidated statements of operations as of the dates of acquisition. The purchase price was allocated to the underlying assets and liabilities based on their estimated relative fair values. The final allocations of the Refinery and BP Acquisition purchase prices are subject to adjustments for a period not to exceed one year from the consummation date, specifically with respect to the determination of the Refinery’s asset retirement obligations as required by FIN 47. The allocation periods are intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS No. 141 for all assets acquired and liabilities assumed, and amounts that are determined because information that was not previously obtainable becomes obtainable.
     As part of its overall business strategy, Delek regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.
5. Long-Term Obligations
     Outstanding borrowings under Delek’s existing debt instruments are as follows:

	March 31,	December 31,
	2006	2005
Notes payable to related parties	$42,500	$42,500
Senior Secured Credit Facility — Term Loan	163,763	164,175
Senior Secured Credit Facility — Revolver	32,000	32,000
Israel Discount Bank Note	20,000	20,000
Bank Leumi Note	10,000	10,000
Other notes payable	68	80

	268,331	268,755

Less current portion of long-term debt	(17,243)	(1,696)

	$251,088	$267,059

Notes Payable to Related Parties
     In May 2005, Delek repaid all outstanding principal and interest due under a note payable with Delek Group, its parent company. This $3,500 note payable, originally signed in 2003 bore an interest rate of 4.0% per annum and held a maturity date of December 2005.

     In May 2006, in connection with Delek’s initial public offering of 11,500,000 shares of its common stock, we received approximately $172,000 in net proceeds after payment of underwriting discounts and commissions, but before offering expenses, a portion of which was used to repay all outstanding principal and interest due under a note payable with Delek — The Israel Fuel Corporation Ltd (Delek Fuel). This $25,000 note payable, originally signed in 2004 bore an interest rate of 6.30% per annum and held a maturity date of April 27, 2008.
     Additionally, in May 2006, a portion of the net proceeds from the sale of common stock were used to repay all remaining outstanding principal and interest due under a note payable with Delek Group, its principal shareholder. This $35,000 note payable, originally signed in 2005, bore an interest rate of 7.0% per annum and held a maturity date of April 27, 2010. In November 2005, $17,500 of this note plus accrued interest was repaid.
   Credit Agreement — Term Loans (A and B) and Revolver
     In July 2002, Delek entered into a Credit Agreement with Bank of Leumi USA (Leumi) and Bank Hapoalim BM (Hapoalim). Subsequently, during March of 2004 and again in April 2004, Delek and the lenders executed an amended and restated Credit Agreement (the Credit Agreement) which among other things changed certain covenants of the original agreement for 2004 and beyond. The Credit Agreement originally provided two term loans (Term A and Term B) to us with a principal amount totaling $158,000. A portion of the proceeds were used to pay off existing borrowings under two short-term promissory notes. The original term loans had distinct principal amounts of $116,000 and $42,000 and were due to mature on July 1, 2011 (Term A) and July 1, 2007 (Term B), respectively. The Term A loan was subject to mandatory reductions in principal over its term, while the Term B loan was payable in full upon maturity.
     In addition, the Credit Agreement as amended contained a revolving loan component (the Revolver) not to exceed $20,000 which included a sub-facility for Letters of Credit that at no time could exceed the borrowing capacity available under the Revolver.
     In April 2005, Delek executed an amended agreement with a new syndicate of lenders and Lehman Commercial Paper Inc. serving as administrative agent which is discussed below. In connection with the execution of the amended agreement, we consolidated the borrowings under the existing Credit Agreement and the SunTrust Agreement discussed below into a single credit facility (the Senior Secured Credit Facility).
   SunTrust Term Loan and Revolver
     In April 2004, Delek entered into a credit agreement (the SunTrust Agreement) with SunTrust Bank in its capacity as the administrative agent for a consortium of lenders. The SunTrust Agreement provided for a term loan (the SunTrust Term Loan) in an aggregate principal amount equal to $34,500. The proceeds were used to pay a portion of the purchase price of the Williamson Oil Co., Inc. (WOC) acquisition and refinance a portion of the related debt acquired. The SunTrust Term Loan was due to mature on June 30, 2008 and required mandatory reductions in principal amounts outstanding through its term. Additionally, the SunTrust Agreement provided for a revolving loan component (the SunTrust Revolver) not to exceed $6,000 that was due to mature on April 30, 2008.
     In April 2005, Delek executed an amended agreement, the Senior Secured Credit Facility discussed below. In connection with the execution of the amended agreement, we consolidated the borrowings under the existing Credit Agreement discussed above and the SunTrust Agreement into the Senior Secured Credit Facility.
   Senior Secured Credit Facility
     On April 28, 2005, Delek executed an amended agreement with a new syndicate of lenders and Lehman Commercial Paper Inc. serving as administrative agent (The Senior Secured Credit Facility). In connection with the execution of the Senior Secured Credit Facility, we consolidated the borrowings under the existing Credit Agreement and SunTrust Agreement into a single credit facility with a borrowing capacity available under the facility of $205,000.
     The Senior Secured Credit Facility originally consisted of a $40,000 Revolving Credit Facility (the Senior Secured Credit Facility Revolver) and a $165,000 term loan (the Senior Secured Credit Facility Term Loan). Borrowings under the Senior Secured Credit Facility are secured by substantially all the assets of Express. In December 2005, Delek increased its commitments under the Senior Secured Credit Facility Revolver by $30,000 to $70,000, and subsequently borrowed $30,000 in connection with the BP Acquisition discussed in note 4. Letters of Credit outstanding under the facility totaled $12,159 at March 31, 2006.

     The Senior Secured Credit Facility Term Loan requires quarterly principal payments of approximately 0.25% of the principal balance through March 31, 2011, and a balloon payment of approximately 94.25% of the principal balance due upon maturity on April 28, 2011. The Senior Secured Credit Facility Revolver is payable in full upon maturity on April 28, 2010 with periodic interest repayment requirements. The Senior Secured Credit Facility Term and Revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan (as defined in the Senior Secured Credit Facility). Interest is payable quarterly for Base Rate Loans and for the applicable interest period on Eurodollar Loans. As of March 31, 2006 the weighted average borrowing rate was 7.70% for the Senior Secured Credit Facility Term Loan and 7.37% for the Senior Secured Credit Facility Revolver. Additionally, the Senior Secured Credit Facility requires Delek to pay a quarterly fee of 0.5% per annum on the average available revolving commitment. Amounts available under the Senior Secured Credit Facility Revolver as of March 31, 2006 were approximately $25,800.
     In connection with the execution of the Senior Secured Credit Facility, Delek incurred and capitalized $8,426 in deferred financing expenses that will be amortized over the term of the facility. The Senior Secured Credit Facility requires compliance with certain financial and non-financial covenants. Delek was in compliance with all covenant requirements as of March 31, 2006.
     Pursuant to the terms of the Senior Secured Credit Facility Term Loan and Revolver, we are required to make prepayments of principal based on Excess Cash Flow, as defined in the terms of the agreement and as measured on each fiscal year ended December 31 commencing in 2005 through 2010. Prepayments will be applied first to the Senior Secured Credit Facility Term Loan, and second to amounts outstanding under the Senior Secured Credit Facility Revolver. In accordance with this Excess Cash Flow calculation, Delek was required to prepay $15,556, in April 2006. As of March 31, 2006, we had both the intent and the ability to make this required prepayment with currently available funds. Accordingly, this amount is classified as Current in the accompanying condensed consolidated financial statements.
   SunTrust ABL Revolver
     On May 2, 2005 Delek entered into a $250,000 asset-based senior revolving credit facility with a syndicate of lenders led by SunTrust Bank as administrative agent to finance ongoing working capital, capital expenditures and general needs of Delek Refinery. This agreement (the SunTrust ABL Revolver) matures on April 29, 2009, and bears interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan (as defined in the SunTrust ABL Revolver). Interest is payable quarterly for Base Rate loans and for the applicable interest period on Eurodollar loans. Availability under the SunTrust ABL Revolver is determined by a borrowing base defined in the SunTrust ABL Revolver, supported primarily by certain accounts receivable and inventory.
     Additionally, the SunTrust ABL Revolver supports Delek’s issuances of letters of credit in connection with the purchases of crude oil for use in the refinery process that at no time may exceed the aggregate borrowing capacity available under the SunTrust ABL Revolver. As of March 31, 2006, we had no outstanding borrowings under the agreement, but had issued letters of credit totaling approximately $160,000. Amounts available under the SunTrust ABL Revolver as of March 31, 2006 were approximately $86,000.
     In connection with the execution of the SunTrust ABL Revolver, Delek incurred and capitalized $6,657 in deferred financing expenses that will be amortized over the term of the facility. Also, in connection with the SunTrust ABL Revolver, Delek Group executed a $5,000 guaranty in favor of the lenders. In return, Delek agreed to pay Delek Group guarantee fees equal to 1.5% per year of the guaranteed amount. The lenders terminated the guaranty on October 1, 2005. We paid Delek Group prorated fees of $32 on March 31, 2006 in satisfaction of our obligations to Delek Group under the guaranty.
     The SunTrust ABL Revolver contains certain negative covenants and pledges which prohibit Delek from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against the Refinery. In addition, we are subject to certain financial and non-financial covenants in the event that availability under the borrowing base is less than $30,000 on any date. Delek was in compliance with all covenant requirements as of March 31, 2006.
   Israel Discount Bank Note
     On April 26, 2005, Delek entered into a $30,000 promissory note with Israel Discount Bank of New York (Israel Discount Bank Note). The proceeds of this note were used to fund a portion of the Refinery acquisition discussed in note 4. The Israel Discount Bank Note matures on April 30, 2007, and bears interest, payable quarterly, at a spread of 1.375% over the 90 day London Inter Bank Offering Rate (LIBOR), with the first interest payment due on April 26, 2006. In November 2005, we repaid $10,000 of this note, reducing the outstanding principal indebtedness to $20,000. As of March 31, 2006, the weighted average borrowing rate on the Israel Discount Bank Note was 5.99%. At March 31, 2006, this note was guaranteed by Delek Group.

   Bank Leumi Note
     On April 27, 2005, Delek entered into a $20,000 promissory note with Bank Leumi USA (Bank Leumi Note). The proceeds of this note were used to fund a portion of the Refinery acquisition discussed in note 4. The Bank Leumi Note matures on April 27, 2007, and bears interest, payable quarterly, at a spread of 1.375% per year over the LIBOR rate (Reserve Adjusted) for a three month term, with the first interest payment due in April 2006. In November 2005, we repaid $10,000 of this note, reducing the outstanding principal indebtedness as of December 31, 2005 to $10,000. As of March 31, 2005, the weighted average borrowing rate on the Bank Leumi Note was 6.06%. At March 31, 2006, this note is guaranteed by Delek Group.
   Guarantee Fees
     In connection with the issuances of the Israel Discount Bank Note and Bank Leumi Note, Delek Group entered into guarantees for the benefit of Delek and in favor of Israel Discount Bank of New York and Leumi. The guarantees require Delek Group to guarantee our obligations in the event we are unable to perform under the requirements of the notes. In exchange for the guarantee, Delek agreed to pay Delek Group an annual fee equal to 1.5% of the guaranteed amount payable ratably in four equal installments during the term of the guarantee.
   Capital Lease Obligations
     In connection with the April 2004 WOC acquisition, Delek assumed certain capital lease obligations for equipment with two financial institutions. The leases had original maturity dates ranging from September 15, 2005 to March 23, 2007, and included provisions for monthly payments of principal and interest at rates ranging from 9.40% to 11.54%. In June 2005, in connection with Family Centers’ merger into and with Express, all amounts owed under the capital lease obligations were repaid and the leases terminated.
   Derivative Instruments
     As of March 31, 2006, Delek had interest rate cap agreements totaling $133,750 of notional principal amounts. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility and previous indebtedness under the Credit Agreement and SunTrust Agreement discussed above. However, as we have elected to not apply the permitted treatment, including formal hedge designation and documentation, in accordance with the provisions of SFAS No. 133, the fair value of the derivatives is recorded in the balance sheet with the offsetting entry to earnings. The derivative instruments mature on various dates ranging from January 2007 through July 2010. The estimated fair value of interest rate swap and interest rate cap agreements at March 31, 2006 and December 31, 2005 totaled $4,379 and $3,448, respectively, and was recorded in other noncurrent assets in the accompanying condensed consolidated balance sheets.
     In accordance with SFAS No. 133, as amended, we recorded non-cash interest income representing the change in estimated fair value of the interest rate swap and interest rate cap agreements of $931 and $1,122 for the three month periods ended March 31, 2006 and 2005, respectively.
6. Segment Data
     In connection with the purchase of the Refinery in April 2005, our chief operating decision maker began viewing operating results in two reportable segments: Refining and Retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its two reportable segments based on the segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Operations which are not included in either of the two reportable segments are included in the category Corporate and other, which primarily consists of corporate overhead expenses, depreciation and amortization expense and interest income and expense.
     The Refining segment processes crude oil that is transported through our crude oil pipeline and an unrelated third-party pipeline. The Refinery processes the crude and other purchased feedstocks for the manufacture of transportation motor fuels including various grades of gasoline, diesel fuel, aviation fuel and other petroleum-based products that are distributed through its product terminal located at the Refinery, as well as through a third party pipeline.
     The Retail segment consists of 349 retail convenience stores throughout the Southeastern United States (198 and 92 of which are located in Tennessee and Alabama, respectively) as of March 31, 2006. The retail convenience stores, which primarily operate under Delek’s brand names “MAPCO Mart”, “MAPCO Express”, “Discount Food Mart” and “East Coast”, as well as other non-company proprietary brands, engage in the retail marketing of gasoline, diesel fuel, kerosene, convenience retail merchandise, food offerings and lottery tickets.

     Prior to the purchase of the Refinery, Delek had only retail operations and insignificant corporate and other activities; thus, segment data prior to April 29, 2005 is not applicable. There were no inter-segment sales or purchases in the periods presented.
     The following is a summary of business segment operating performance as measured by contribution margin for the period indicated:

	Three Month Period Ended March 31, 2006
			Corporate,
			Other and
	Refining	Retail	Eliminations	Consolidated
Net sales	$362,046	$297,613	$100	$659,759
Operating costs and expenses:
Cost of goods sold	319,001	264,312	—	583,313
Operating expenses	17,691	22,910	85	40,686

Segment contribution margin	$25,354	$10,391	$15	$35,760

General and administrative expenses				6,962
Depreciation and amortization				4,372
Losses on forward contract activities				54

Operating income				$24,372

Net property, plant and equipment	$57,788	$220,440	$1	$278,229

Total assets	$252,142	$361,376	$8,266	$621,784

Capital spending (excluding business combinations)	$7,519	$4,569	$—	$12,088

7. Commitments and Contingencies
   Litigation
     Delek is subject to various claims and legal actions that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of any such matters currently known will not have a material adverse effect on our financial position or results of operations in future periods.
   Self-insurance
     Through December 31, 2005, Delek was self-insured for employee medical claims up to $90 per employee per year or to an aggregate cost exposure of approximately $4,400 per year. Effective, January 1, 2006, we increased our per claim coverage to $100, but decreased our aggregate cost exposure for the year to approximately $3,800.
     Delek is self-insured for workers’ compensation claims for Refining and Retail segments with limits of $50 and $350, respectively, on a per claim basis. We self-insure for general liability claims for Refining and Retail segments with limits of $100 and $350, respectively, on a per claim basis. We self-insure for auto liability in the Retail segment for $350 for fuel hauling and $100 for all other vehicles, on a per claim basis.
     Our annual umbrella coverage limits for the Refining segment and Retail segments are $200,000 and $55,000, respectively.
   Employment Agreement
     Delek has an employment agreement with an executive officer which contains a deferred compensation element. Under the terms of the agreement, this officer is entitled to either the issuance of shares pursuant to a share purchase right award or a cash award. The share purchase right award would total five percent of Delek’s outstanding shares and would vest ratably over the five-year period of the agreement, but remains contingent upon the completion an initial public offering during the five-year period ending April 30, 2009. As the exercise of the share purchase right award was contingent on the completion of an initial public offering, no share-based compensation expense has been recognized through March 31, 2006.
     As discussed in Note 9, Delek completed an initial public offering of common stock in May 2006; thus, Delek will begin recording expense related to stock purchase rights in the period ending June 30, 2006.
     The potential cash portion of this agreement may not exceed $3,000 during the five-year period dependent on the Company’s performance. As of March 31, 2006, approximately $500 had been accrued.

   Environmental
     Prior to Delek’s purchase of the Refinery on April 29, 2005, the former owner of the Refinery was the subject of various state and federal proceedings relating to potential violations of environmental regulations, conditions and inquiries. The former owner of the Refinery is responsible for payment of any fines or penalties that may result from settlement of these actions which pre-date our ownership.
     In late 2004, the former Refinery owner began Consent Decree negotiations with the Environmental Protection Agency (EPA) and Department of Justice (DOJ) with respect to a settlement of issues concerning the application of air quality requirements to past and future operations at the Refinery. Although the former owner is responsible for payment of any penalties, the Consent Decree, when completed, will likely require Delek to make investments at the Refinery, including the installation of a new electrical substation that will increase operational reliability and construction of additional sulfur removal capacity. As these costs are considered capital in nature, they will be capitalized as incurred. In addition, the Consent Decree is expected to require certain on-going operational changes that will increase future operating expenses at the Refinery.
     In February 2005, the former Refinery owner settled an alleged violation with the Texas Commission on Environmental Quality (TCEQ) regarding H2S in the fuel gas system and excess SO2 emissions at the Refinery. The former owner paid a penalty and agreed to take actions, but had not completed the actions required by the TCEQ Agreed Order prior to our purchase of the Refinery. Delek is not subject to the terms of the TCEQ Agreed Order.
     As is the case with most companies engaged in similar industries, Delek is subject to various federal, state and local environmental laws. These laws raise potential exposure to future claims and lawsuits involving environmental matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed. While it is often extremely difficult to reasonably quantify future environmental-related expenditures, Delek anticipates that continuing capital investments will be required over the next several years to comply with existing regulations.
     Based upon environmental evaluations performed by third parties subsequent to our purchase of the Refinery, we recorded a liability of $7,932 as of March 31, 2006 relative to the probable estimated costs of remediating certain environmental issues of a non-capital nature which were assumed in connection with the acquisition as discussed in note 4. This liability includes estimated costs for on-going remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified and self reported subsequent to the purchase. Approximately $665 of the undiscounted liability is expected to be expended within the next year with the remaining balance of $7,267, expendable within the next ten years.
     Other than the matters discussed above for which we have recorded a liability and the enforcement actions with the TCEQ, EPA and DOJ, we have not been named as defendant in any environmental, health or safety related litigation.
     The Federal Clean Air Act (CAA) authorizes the EPA to require modifications in the formulation of the refined transportation fuel products manufactured in order to limit the emissions associated with their final use. In December 1999, the EPA promulgated national regulations limiting the amount of sulfur to be allowed in gasoline at future dates. The EPA believes such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations required the phase-in of gasoline sulfur standards beginning in 2004, with the final reduction to the sulfur content of gasoline to an annual average level of 30 parts-per-million (ppm), and a per-gallon maximum of 80 ppm to be completed by January 1, 2006. The regulation also included special provisions for small refiners or those receiving a waiver. Delek applied for a waiver from the EPA postponing requirements for the lowest gasoline sulfur standards.
     Contemporaneous with the Refinery purchase, Delek became a party to a waiver and Compliance Plan with the EPA that extended the implementation deadline until December 2007 or May 2008, depending on which capital investment option we choose. In return for the extension, we agreed to produce 95% of the diesel fuel at the Refinery with a sulfur content of 15 ppm or less by June 1, 2006. In order to achieve this goal, we will need to complete the modification and expansion of an existing diesel hydrotreater. The completion of this project has been delayed as a result of the impacts caused in the aftermath of Hurricanes Katrina and Rita. The project is currently expected to be completed in September of 2006. We are currently involved in discussions with the EPA to modify the existing Compliance Plan to accommodate these unanticipated schedule delays.

     Regulations promulgated by TCEQ require the use of only Low Emission Diesel (LED) in counties east of Interstate 35 beginning in October, 2005. Delek has received approval to meet these requirements by selling diesel that meets the criteria in an Alternate Emissions Reduction Plan on file with the TCEQ through the end of 2006 or through the use of approved additives either before or after December 2006.
     The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of the Refinery’s ordinary operations waste is generated, some of which falls within the statutory definition of a “hazardous substance,” and some of which may have been disposed of at sites that may require cleanup under Superfund. At this time, we have not been named a party at any Superfund sites and under the terms of the purchase agreement, we did not assume any liability for wastes disposed of prior to our ownership of the Refinery.
   Vendor Commitments
     Delek maintains an agreement with a significant vendor that requires the purchase of certain general merchandise exclusively from this vendor over a specified period of time. Additionally, we maintain agreements with certain fuel suppliers of our non-company proprietary branded stores which contain terms which generally require the purchase of predetermined quantities of fuel for a specified period of time.
   Letters of Credit
     As of March 31, 2006, Delek had in place 20 letters of credit, totaling approximately $172,000, with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, purchases of crude and retail fuel, as well as its license to sell certain merchandise. No amounts were outstanding under these facilities at March 31, 2006.
8. Related Party Transactions
     In February 2006, $200 of promissory notes with an officer of Delek were repaid to us. These notes were first executed in August 2004 in the amount of $100, and in November 2005, an additional $100. Both notes were non-interest bearing and were payable in full upon termination of the officer’s employment with Delek.
     As of May 1, 2005, Delek entered into a consulting agreement with Greenfeld-Energy Consulting, Ltd., (Greenfeld) a company owned and controlled by one of our directors. Pursuant to the consulting agreement, we compensated Greenfeld approximately $7 per month from May through August 2005 and approximately $8 per month commencing September 2005, plus reasonable expenses, for consulting services relating to the refining industry performed personally by the director. The agreement continues in effect until terminated by either party requiring six months advance notice to the other party.
     In June 2005, in connection with the Refinery’s operations, Delek Group guaranteed certain of our obligations up to $10,000 to one vendor of the Refinery. In consideration for this guarantee, we agreed to pay Delek Group guarantee fees of approximately $13 per month for every calendar month during the quarter in which we incur debt subject to the guaranty.
     In August 2005, in connection with our forward contract activities, Delek Group guaranteed certain of our obligations up to $25,000. In consideration of that guaranty, Delek agreed to pay Delek Group quarterly fees based on 1.5% per year of the average quarterly exposure to Delek Group as a result of our forward contract activities. The guaranty was terminated effective as of January 1, 2006.
     Certain of our fuel purchasing activities are guaranteed by Delek Fuel at no charge to us. As of March 31, 2006, obligations supported by these guarantees approximated $4,000. Additionally, as of March 31, 2006, Delek Fuel had issued letters of credit for our benefit which remain outstanding totaling approximately $4,750. These letters of credit were originally issued throughout 2003 and 2004 by Delek Fuel to support certain fuel purchases.

     Effective January 1, 2006, Delek entered into a management and consulting agreement with Delek Group, pursuant to which key management personnel of Delek Group provide management and consulting services to us, including matters relating to long-term planning, operational issues and financing strategies. The agreement has an initial term of one year and will continue thereafter until either party terminates the agreement upon 30 days’ advance notice. As compensation, the agreement provides for payment to Delek Group of $125 per calendar quarter payable within 90 days of the end of each quarter and reimbursement for reasonable out-of-pocket costs and expenses incurred. Amounts payable under this agreement as of March 31, 2006 totaled $125.
9. Subsequent Events
   Stock Split and Long-Term Incentive Plan
     On April 17, 2006, the Company’s Board of Directors authorized an increase in the number of authorized shares of common stock to 110,000,000 and approved a 393,898.69-for-one stock split, effected on April 18, 2006 in the form of a stock dividend of the Company’s common stock. Accordingly, all common share and per share data, except for par value per share, have been retroactively adjusted to reflect the stock split for all periods presented.
     Also on April 17, 2006, the Board of Directors authorized the issuance of 10,000,000 shares of $.01 par value preferred stock, approved and adopted the Company’s 2006 Long Term Incentive Plan (the 2006 Incentive Plan), and approved the grant of incentive awards to certain directors, officers, and employees under the 2006 Incentive Plan upon completion of the initial public offering. A total of 3,053,392 shares of common stock (which gives effect to the stock split discussed above) have been reserved for issuance under the 2006 Incentive Plan. The stock awards approved for grant under the 2006 Incentive Plan include the grant of an aggregate of 1,470,500 non-qualified stock options upon or prior to the completion of the initial public offering of common stock to certain officers and employees and our non-employee directors who are not affiliated with Delek Group Ltd. The grant of 130,000 stock options to purchase common stock effective upon completion of the initial public offering to a director of the Company who owns Greenfeld. In addition, 71,500 restricted stock units have been approved for grant to certain directors, officers, and employees effective upon the filing of a Registration Statement on Form S-8 after completion of the initial public offering.
   Initial Public Offering
     On May 9, 2006, we completed an initial public offering of 11,500,000 shares of our common stock at a price of $16.00 per share for an aggregate offering price of approximately $184,000. The shares, which are listed on the New York Stock Exchange, began trading on May 4, 2006, under the symbol “DK”. All of the shares offered were primary shares sold by Delek. We received approximately $172,000 in net proceeds from the initial public offering after payment of underwriting discounts and commissions of approximately $12,000 or $1.04 per share, but before deduction of offering expenses. The initial public offering represented the sale by us of a 22.5% interest in Delek.
   Repayment of Debt
     Following the initial public offering, Delek used a portion of the net proceeds to fully repay the $25,000 outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek — The Israel Fuel Corporation Ltd., one of our affiliates, which bore interest at a rate of 6.3% per year and had a maturity date of April 27, 2008; and to fully repay the $17,500 outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Group, Ltd., our parent company , which bore interest at a rate of 7.0% per year and had a maturity date of April 27, 2010.
   Israel Discount Bank Note
     On May 23, 2006, Delek executed a $30,000 promissory note in favor of Israel Discount Bank of New York (the “IDB Note”). The proceeds of this note will be used to repay the $10,000 of outstanding principal indebtedness under the Bank Leumi USA note due April 27, 2007 and to refinance the $20,000 outstanding principal indebtedness under the previous note with Israel Discount Bank of New York due April 30, 2007. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.00% over the London Inter Bank Offering Rate (LIBOR), for interest periods of 30, 60, 90 or 180 days as selected by Delek with the first interest payment due on November 23, 2006. In connection with this refinancing, the guaranty previously made to Israel Discount Bank of New York on Delek’s behalf by the Delek Group and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Prospectus filed with the Securities and Exchange Commission (“SEC”) on May 4, 2006. The terms “Delek,” “we” “us” and “our” refer to Delek US Holdings, Inc. and its consolidated subsidiaries and their predecessors, unless otherwise specified.
Forward-Looking Statements
This Quarterly Report contains “forward looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
     Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:
•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one principal fuel supplier and one wholesaler for a significant portion of our convenience store merchandise;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	restrictive covenants in our debt agreements;

•	seasonality;

•	terrorist attacks;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the SEC.
     In light of these risks, uncertainties and assumptions, our actual results of operations and execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements, and you should not place undue reliance upon them. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition.
     Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

Overview
     We are a diversified energy business focused on petroleum refining and supply and on retail marketing. Our business consists of two operating segments: Refining and Retail. Our Refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 bpd, along with an associated crude oil pipeline and light products loading facilities. Our Retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 349 company-operated retail fuel and convenience stores as of March 31, 2006, located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. We also have a wholesale fuel distribution operation that supplies more than 50 dealer-operated locations.
     The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in our refinery segment include the Tyler refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, refinery utilization rates and planned maintenance activities or turnarounds. While our sales and operating revenues fluctuate significantly with movements in crude oil and refined petroleum product prices, it is the spread between crude oil and refined petroleum product prices, and not necessarily fluctuations in those prices, that affects our earnings. We compare our per barrel refining operating margin to certain industry benchmarks, specifically the US Gulf Coast 5-3-2 crack spread. The US Gulf Coast 5-3-2 crack spread represents the differential between Platt’s quotations for 3/5 of a barrel of US Gulf Coast Pipeline 87 Octane Conventional Gasoline and 2/5 of a barrel of US Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) on the one hand, and the first month futures price of 5/5 of a barrel of light sweet crude oil on the New York Mercantile Exchange, on the other hand.
     The cost to acquire the refined fuel products we ultimately sell at our convenience stores in our retail segment depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Our retail merchandise sales are driven by convenience, customer service, competitive pricing and branding. Motor fuel margin is sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon, or cpg, basis. Our motor fuel margins are impacted by local supply, demand, weather and competitor pricing.
     As part of its overall business strategy, Delek regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.
Executive Summary of Recent Developments
Refining Segment Activity
     Our refinery completed a major turnaround of all process units in December 2005 that had not been involved in the prior owner’s 2005 turnaround activities. This allowed more efficient operations during the first quarter of 2006. Our throughput (average barrels processed per day) was 59.6 thousand in the first quarter of 2006 compared to 53.2 thousand during the first eight months of operations in 2005.
     During the first quarter of 2006, we renegotiated collective bargaining agreements covering all unionized refinery operations and maintenance hourly employees and the refinery’s truck drivers.
     For the three months ended March 31, 2006, capital expenditures totaled $7.5 million on projects at our refinery, including $1.5 million on regulatory and compliance projects.

Retail Segment Activity
     In our Retail segment, we began offering proprietary food offerings under our GrilleMarxTM brand during the first quarter of 2006. We have also initiated a segment-wide focus on sales and marketing of food, coffee and fountain drinks, and began the development of our “next generation store”, which is designed to add quality fresh food offerings in a modern, upscale facility. We made capital expenditures of $4.6 million during the first quarter of 2006. We opened two of the new retail concept stores which were “raze and rebuild” projects. Additionally, we re-imaged the majority of the BP company owned stores we acquired in December 2005. In the second quarter of 2006, we expect to complete two “raze and rebuild” store projects.
     We also began site installation of a proprietary item-level inventory management scanning system which provides a platform for better inventory management with the expected long-term benefit of reducing working capital requirements. We initiated a staged implementation of this system which is anticipated to be completed by the end of 2006.
Initial Public Offering
     On May 9, 2006, we completed an initial public offering of 11,500,000 shares of our common stock at a price of $16.00 per share for an aggregate offering price of approximately $184.0 million. The shares, which are listed on the New York Stock Exchange, began trading on May 4, 2006, under the symbol “DK”. All of the shares sold were primary shares sold by Delek. We received approximately $172.0 million in net proceeds from the initial public offering after payment of underwriting discounts and commissions of approximately $12.0 million, or $1.04 per share, but before the deduction of offering expenses. The initial public offering represented the sale by us of a 22.5% interest in our company.
Market Trends
     The volatility in the energy markets that we experienced in 2005 has continued in the first quarter of 2006 with the U.S. Gulf Coast 5-3-2 crack spread for the first three months of 2006 averaging $8.13 per barrel compared to an average of $6.49 in the same quarter in 2005, but ranging from a high of $16.83 per barrel to a low of $1.07 per barrel. High demand for refined products, a strengthening economy, production interruptions and the phase out of methyl tert-butyl ether (MTBE), resulted in increases in product prices that outpaced increases in crude oil prices in 2006 compared to 2005.
     Volatility in the wholesale cost of fuel has also increased significantly over the past year due to the factors noted above. Our average retail fuel price charged to customers has increased from $1.89 per gallon in the first quarter of 2005 to $2.31 per gallon in the first quarter of 2006. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins would decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment.
     The results of operations from our Refining segment are significantly affected by the cost of natural gas used for fuel. Natural gas prices have historically been volatile. In the second half of 2005, this volatility was impacted as a result of the loss of domestic production related to damage from Hurricanes Katrina and Rita. Our average cost of natural gas, per million British Thermal Units (MMBTU) decreased from $10.13 per MMBTU in the second half of 2005 to $7.73 per MMBTU in the first quarter of 2006.

Summary Financial and Other Information
     The following tables provide summary financial data and selected key operating statistics for Delek and our two operating segments.

	Three Months Ended March 31,
	2006	2005
	(unaudited, dollars in thousands,
	except per share data)
Statement of Operations Data:
Net sales:
Retail	$297,613	$229,032
Refining	362,046	—
Other	100	55

Total	659,759	229,087
Expenses:
Cost of goods sold	583,313	198,446
Operating expenses	40,686	20,991
General and administrative expenses	6,962	3,984
Depreciation and amortization	4,372	3,453
Losses on forward contract activities	54	—

	635,387	226,874

Operating income	24,372	2,213
Interest expense	5,891	2,243
Interest income	(893)	(12)
Interest expense — related party	680	423
(Gain) loss on derivative instruments	(931)	(1,122)
Guarantee fees to related parties	148	—

	4,895	1,532

Income before income taxes and cumulative effect of change in accounting policy	19,477	681
Income tax expense	6,608	249

Income before cumulative effect of change in accounting policy	12,869	432
Cumulative effect of change in accounting policy	—	267

Net income	$12,869	$165

Basic and diluted earnings per share:
Income before cumulative effect of change in accounting policy	$0.33	$0.01
Cumulative effect of change in accounting policy	0.00	0.01

Net income	$0.33	$0.00

Weighted average shares, basic and diluted	39,389,869	39,389,869

Cash Flow Data:
Cash flows (used in) provided by operating activities	$(8,131)	$6,894
Cash flows provided by (used in) investing activities	15,353	(1,871)
Cash flows used in financing activities	(303)	(4,824)

Net increase in cash and cash equivalents	$6,919	$199

Segment Data:

	Three Months Ended March 31, 2006
			Corporate,
			Other and
	Refining	Retail	Eliminations	Consolidated
	(Dollars in thousands)
Net sales (excluding intercompany sales)	$362,046	$297,613	$100	$659,759
Cost of goods sold	319,001	264,312	—	583,313
Operating expenses	17,691	22,910	85	40,686

Segment contribution margin	$25,354	$10,391	$15	35,760

General and administrative expenses				6,962
Depreciation and amortization				4,372
Losses on forward contract activities				54

Operating income				$24,372

	Three Months Ended March 31,
	2006	2005
REFINING SEGMENT:
Days operated in period	90
Total sales volume (average barrels per day)	54,267

Products manufactured (average barrels per day):
Gasoline	29,424
Diesel/Jet	23,838
Petrochemicals, LPG, NGLs	2,116
Other	3,341
Total production	58,719

Throughput (average barrels per day):
Crude oil	58,008
Other feedstocks	1,616
Total throughput	59,624

Per barrel of sales:
Refining operating margin (1)	$8.83
Direct operating expenses	$3.61

Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$63.34
US Gulf Coast 5-3-2 crack spread (per barrel)	$8.13
US Gulf Coast Unleaded Gasoline (per gallon)	$1.70
Low sulfur diesel (per gallon)	$1.81
Natural gas — (per MMBTU)	$7.73

RETAIL SEGMENT:
Number of stores (end of period)	349	329
Average number of stores	349	330
Retail fuel sales (thousands of gallons)	90,207	80,072
Average retail gallons per average number of stores (in thousands)	258	243
Retail fuel margin ($ per gallon)	$0.119	$0.126
Merchandise sales	$72,788	$66,024
Merchandise margin %	30.5%	30.6%
Credit expense (% of gross margin) (2)	7.8%	5.5%
Merchandise and cash over/short (% of net sales) (3)	.3%	.4%
Operating expense/merchandise sales plus total gallons (4)	13.4%	13.7%

(1)	Refining operating margin per barrel is calculated by dividing the margin between net sales and cost of crude oil, feedstocks and related transportation by the total barrels sold at our refinery. Industry-wide refining results are driven and measured by the margins between refined petroleum product prices and the prices for crude oil, which are referred to as crack spreads: the differential in price between a representative barrel of benchmark refined petroleum products, such as gasoline or heating oil, and a barrel of benchmark crude oil. The US Gulf Coast 5-3-2 crack spread represents the differential between Platt’s quotations for 3/5 of a barrel of US Gulf Coast Pipeline 87 Octane Conventional Gasoline and 2/5 of a barrel of US Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) on the one hand, and the first month futures price of 5/5 of a barrel of light sweet crude oil on the New York Mercantile Exchange, on the other hand. We compare our refining operating margin to these crack spreads to assess our operating performance relative to other participants in our industry.

(2)	Consists of third party credit, debit and fuel card processing fees as a percentage of gross margin.

(3)	Merchandise and cash over/short as a percentage of net sales is a measure of merchandise loss or theft, motor fuel theft and cash shortages as a percentage of net sales.

(4)	Operating expense for our retail segment divided by merchandise sales plus retail fuel gallons is a ratio we use to measure store operating performance — especially operating expense control. Retail fuel gallons are used rather than net retail fuel sales to eliminate the volatility of fuel prices in the calculation and improve comparability.

Results of Operations
     The first quarter of 2006 reflected the favorable impact of the Tyler refinery and BP acquisitions completed in April and December 2005, respectively. Net sales increased $430.7 million to $659.8 million and operating income increased $22.2 million to $24.4 million for the first three months of 2006, compared to the first three months of 2005. Net income for the first quarter of 2006 was $12.9 million, or $0.33 per share, compared to $0.2 million, or $0.00 per share, for the same period last year. The Tyler refinery continued to benefit from the same positive industry fundamentals experienced in 2005, including strong refining margins, which resulted in a segment contribution margin of $25.4 million for the quarter and a refinery operating margin of $8.83 per barrel. During the quarter ended March 31, 2006, our retail segment comparable store merchandise increased 5.2% and comparable store retail gallons sold increased 1.7%, resulting in a retail segment contribution margin of $10.4 million.
Three months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
   Net Sales
     Consolidated. Net sales were $659.8 million for 2006, compared to $229.1 million for 2005, an increase of $430.7 million or 188.0%. The increase in net sales was primarily due to $362.0 million in net sales from the Tyler refinery, acquired in April 2005, $25.1 million in net sales from the purchase of the BP stores and higher average retail fuel prices at our convenience stores.
     Refining Segment. Operations in our refining segment began with the acquisition of the Tyler refinery on April 29, 2005. Net sales were $362.0 million for the three months ended March 31, 2006. Total sales volume was 4.9 million barrels at an average sales price of $73.36 per barrel. Sales volume for refined gasoline was 2.5 million barrels at an average sales price of $72.28 per barrel. Sales volume for diesel/jet fuel was 2.1 million barrels at an average sales price of $77.00 per barrel. Sales volume for other products was 0.3 million barrels at an average sales price of $55.83 per barrel.
     Retail Segment. Net sales for our retail segment were $297.6 million for 2006, compared to $228.9 million for 2005, an increase of $68.7 million or 30.0%. This increase was primarily due to $25.1 million in net sales from the purchase of the BP stores, a 22.0% increase in average retail fuel prices and a 13.1% increase in total gallons sold, retail and wholesale.
     Fuel Sales and Gallons. Retail fuel sales were 90.2 million gallons for the first quarter of 2006, compared to 80.1 million gallons for the first quarter of 2005. This increase was primarily due to 9.1 million gallons sold as a result of the acquisition of the BP stores in December 2005 and increased gallons sold through our new retail concept stores. Comparable store (company stores operated for the entire three months in both 2006 and 2005) gallons increased 1.7%. Total fuel sales, including wholesale gallons, were $224.8 million for 2006, compared to $162.9 million in 2005, an increase of $61.9 million or 38.0%. The increase was primarily due to an increase of $0.42 per gallon in the average retail price per gallon ($2.31 per gallon compared to $1.89 per gallon) and $21.2 million in sales from the BP stores.
     Merchandise Sales. Merchandise sales were $72.8 million for 2006, compared to $66.0 million over the same period in 2005 an increase of $6.8 million, or 10.2%. Comparable store merchandise sales increased by 5.2%, primarily due to a 32.4% increase in food service sales and a 14.5% increase in dairy sales, while $3.9 million of the increase was due to the acquired BP stores.
   Cost of Goods Sold
     Consolidated. Cost of goods sold was $583.3 million for 2006, compared to $198.4 million for 2005, an increase of $384.9 million or 194.0%. Of this increase, $319.0 million was due to the cost of goods sold from the recently acquired Tyler refinery, $22.6 million was due to the cost of goods sold resulting from the BP stores acquired in December 2005 and the remainder was primarily due to an increase in the average fuel cost at our retail fuel and convenience stores.
     Refining Segment. Cost of goods sold for our refining segment was $319.0 million for 2006, approximating a cost per barrel sold of $65.32. This cost per barrel resulted in a refining operating margin of $43.1 million or $8.83 per barrel.
     Retail Segment. Cost of goods sold for our retail segment was $264.3 million for 2006, compared to $198.4 million for 2005, an increase of $65.9 million or 33.2%. This increase was primarily due to increases in our average retail fuel cost and $22.6 million of additional cost of goods sold from our BP stores purchased in December 2005.

     Fuel cost of goods sold was $213.8 million for 2006, compared to $152.5 million for 2005, due to a 23.9% increase in retail fuel costs and a 10.1 million increase in gallons sold. Merchandise cost of goods sold was $50.6 million for 2006, compared to $45.9 million for 2005 due largely to increases in comparable store revenues and $1.8 million in merchandise cost of goods sold associated with the BP stores. Merchandise margins were relatively flat in 2006 at 30.5% compared to 30.6 % in 2005.
   Operating Expenses
     Operating expenses were $40.7 million for 2006, compared to $21.0 million for 2005, an increase of $19.7 million or 93.8%. Of this increase, $17.7 million was due to operating costs from the recently acquired Tyler refinery, which approximated $3.61 per barrel sold and $1.8 million in operating expenses from the BP stores acquired in December. Also contributing to the higher operating expenses was credit card expenses which increased to 7.8% of gross margin from 5.5% of gross margin in 2005. Higher fuel prices resulted in higher credit card transaction amounts. Additionally, we experienced increases in interchange fees charged by several credit card providers. The ratio of operating expenses to merchandise sales and total gallons in our retail segment decreased to 13.4% from 13.7% in the first quarter of 2005 due to increased merchandise and gallons sold and continued expense controls.
   General and Administrative Expenses
     General and administrative expenses were $7.0 million for 2006, compared to $4.0 million for 2005, an increase of $3.0 million or 75.0%. Delek does not allocate general and administrative expenses to the segments, however this increase was primarily due to increases because of the acquisition of the Tyler refinery. Additionally, Sarbanes-Oxley compliance activities totaled $0.3 million in the quarter. Delek is working toward meeting its requirement to certify compliance with Sarbanes-Oxley requirements in 2007.
   Depreciation and Amortization
     Depreciation and amortization were $4.4 million for 2006, compared to $3.5 million for 2005. This increase of $0.9 million was primarily due to depreciation associated with the Tyler refinery and the BP stores acquired during 2005.
   Interest Expense, Interest Income, Interest Expense-Related Party, Gain on Interest Rate Derivative Instruments and Guarantee Fees
     Interest expense was $5.9 million for 2006, compared to $2.2 million for 2005, an increase of $3.7 million. This increase was due to increased indebtedness and letter of credit fees associated with the purchases of the Tyler refinery and BP stores and higher short-term interest rates. Interest income was $0.9 million for 2006. We had immaterial interest income in 2005. This increase was due to higher cash balances and short-term investments as a result of the Tyler refinery operations. Interest expense from related party notes payable for 2006 increased to $0.7 million from $0.4 million in 2005 due to borrowings incurred in conjunction with the Tyler refinery acquisition. We recognized $0.9 million in unrealized gains on interest rate derivatives in 2006 compared to an unrealized gain of $1.1 million in 2005.
     In 2006, we also recorded a $0.1 million expense in connection with guarantee fees payable to Delek Group Ltd. relating primarily to the guaranty of a portion of our debt incurred in connection with the acquisition of the Tyler refinery.
   Income Tax Expense
     Income tax expense was $6.6 million for 2006, compared to $0.2 million for 2005, an increase of $6.4 million. This increase primarily resulted from our higher taxable income in 2006 compared to 2005 primarily as a result of the operations of the Tyler refinery.
     Additionally, in connection with our acquisition of the Tyler refinery, our consolidated effective tax rate decreased. Substantially all of our refinery operations are conducted through a Texas limited partnership, which is not subject to Texas franchise tax. The limited partnership’s 0.1% general partner was subject to Texas franchise tax on its 0.1% share of refining operations. Accordingly, the effective tax rate applicable to our refining operations is the federal tax rate plus a nominal amount of state franchise tax. Consequently, our consolidated effective tax rate was reduced by our refinery’s proportionate contribution to our consolidated pretax earnings. Our effective tax rate was 33.9% for 2006, compared to 36.6% for 2005.

Liquidity and Capital Resources
     Our primary sources of liquidity are cash generated from our operating activities and borrowings under our revolving credit facilities and from related parties. In addition, our liquidity was enhanced during the second quarter of 2006 by the receipt of $172.0 million net proceeds from our initial public offering after the payment of underwriting discounts and commissions, but before the deduction of offering expenses. We believe that our cash flows from operations, borrowings under our revolving credit facilities, proceeds from our initial public offering and other capital resources will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete.
   Cash Flows from Operating Activities
     Net cash (used in) provided by operating activities was $(8.1) million for the first three months of 2006, compared to $6.9 million for the same period in 2005. This difference in cash flow from operations was primarily due to current period increases in inventory of $17.7 million and accounts receivable of $7.9 million as well as a reduction of $8.9 million in fuel payables. The increase in both receivables and inventory was due to increases in crude oil and product prices during the quarter. We also chose to build inventory at our refinery during the quarter to meet anticipated increases in demand for the upcoming summer months. These differences were partially offset by higher net income for the period primarily as a result of the operations of the Tyler refinery.
   Cash Flows from Investing Activities
     Net cash provided by (used in) investing activities was $15.4 million for the first three months of 2006, compared to $(1.9) million for the same period of 2005. This increase was primarily a result of current period purchases and sales of short-term investments with net proceeds of $24.6 million. Our short-term investments consist of market auction rate debt securities which the Company from time to time purchases with excess cash on deposit.
     This increase is partially offset by our capital expenditures during the current period of approximately $12.1 million, of which $7.5 million was spent on projects at our Tyler refinery and $4.6 million in our retail segment. During the quarter, we spent $1.5 million on regulatory and compliance projects at the Refinery. In our Retail segment we opened two new retail concept stores which were “raze and rebuild” projects. Additionally, we re-imaged the 21 BP company-owned stores we acquired in December 2005.
   Cash Flows from financing Activities
     Net cash used in financing activities was $0.3 million for the first three months of 2006, compared to $4.8 million during the same period of 2005. Cash used in financing activities during the current period primarily included scheduled debt repayments of $0.4 million on our Senior Secured Credit Facility. The prior year activity primarily consisted of scheduled debt payments related to the Credit Agreement — Term A and Term B Loans, SunTrust Term Loan and SunTrust Revolver, all of which were refinanced with the Senior Secured Credit Facility in 2005.
   Initial Public Offering
     On May 9, 2006, we completed an initial public offering of 11,500,000 shares of our common stock at a price of $16.00 per share for an aggregate offering price of approximately $184.0 million. We received approximately $172.0 million in net proceeds from the initial public offering after payment of underwriting discounts and commissions of approximately $12.0 million, but before deduction of offering expenses.
     Following the initial public offering, Delek used a portion of the net proceeds to fully repay the $25.0 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek – The Israel Fuel Corporation Ltd., one of our affiliates, which bore interest at a rate of 6.3% per year and had a maturity date of April 27, 2008; and to fully repay the $17.5 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Group, Ltd., our parent company , which bore interest at a rate of 7.0% per year and had a maturity date of April 27, 2010.

   Israel Discount Bank Note
     On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (the “IDB Note”). The proceeds of this note will be used to repay the $10.0 million of outstanding principal indebtedness under the Bank Leumi USA note due April 27, 2007 and to refinance the $20.0 million outstanding principal indebtedness under the previous note with Israel Discount Bank of New York due April 30, 2007. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.00% over the London Inter Bank Offering Rate (LIBOR), for interest periods of 30, 60, 90 or 180 days as selected by Delek with the first interest payment due on November 23, 2006. In connection with this refinancing, the guaranty previously made to Israel Discount Bank of New York on Delek’s behalf by the Delek Group and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated
   Cash Position and Indebtedness
     As of March 31, 2006, our total cash and cash equivalents were $69.5 million and we had total indebtedness of approximately $268.3 million. Borrowing availability under our two separate revolving credit facilities was approximately $111.8 million and we had a total face value of letters of credit outstanding of $172.2 million. We believe we were in compliance with our covenants in both facilities as of March 31, 2006. In addition to letters of credit mentioned above, we had letters of credit for fuel purchases totaling $4.8 million issued in our favor by Delek — The Israel Fuel Corporation Ltd. Our liquidity was further enhanced during the second quarter of 2006 by the receipt of approximately $172.0 million in net proceeds from our initial public offering of common stock.
   Capital Spending
     Our total capital expenditure budget for 2006 is $77.4 million, primarily related to retail activities and environmental expenditures. As of March 31, 2006, we had spent $12.1 million. Of this amount, $1.5 million was spent on environmental projects at our Tyler refinery including $1.0 million towards compliance with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline and diesel fuel. We expect to spend approximately $22.1 million of our budget on new construction, retrofits, and “raze and rebuild” projects in our retail segment in 2006. As of March 31, 2006, approximately $2.5 million had been spent on such projects.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
     Changes in commodity prices (mainly crude oil and gasoline) and interest rates are our main sources of market risk. We manage these risks based on the assessment of our management.
     Commodity Price Risk. Sudden change in petroleum prices is our main source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell. We manage these risks based on the assessment of our management and we use hedging strategies from time to time.
     In order to manage the uncertainty relating to inventory price volatility, we have consistently applied a policy of maintaining inventories at or below a targeted operating level. In the past, circumstances have occurred, such as timing of crude oil cargo deliveries, turnaround schedules or shifts in market demand that have resulted in variances between our actual inventory level and our desired target level. We may utilize the commodity futures market to manage these anticipated inventory variances.
     In accordance with SFAS No. 133, all commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements.
     We are exposed to market risks related to the volatility of crude oil and refined petroleum product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices, which depend on many factors, including demand for crude oil, gasoline and other refined petroleum products, changes in the economy, worldwide production levels, worldwide inventory levels and governmental regulatory initiatives. Our risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations. We did not enter into or carry any commodity futures contracts in the three month periods ended March 31, 2006 and 2005, respectively.
     We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At March 31, 2006, we held approximately 1.5 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $56.86 per barrel. Replacement cost (FIFO) exceeded carrying value of LIFO costs by $9.4 million. We refer to this excess as our LIFO reserve.
     Interest Rate Risk. We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $225.8 million as of March 31, 2006. We help manage this risk through interest rate cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with SFAS No. 133, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments increased by $0.9 million and $1.1 million for the quarters ending March 31, 2006 and March 31, 2005, respectively.
     The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreement taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect the interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical 1% change in interest rates on floating rate debt outstanding as of March 31, 2006 would be to change interest expense by $2.3 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of March 31, 2006, we had interest rate cap agreements in place representing $133.8 million in notional value with various settlement dates, the latest of which expires in July 2010. These interest rate caps range from 3.50% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.50% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was $4.3 million as of March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Exchange Act) that occurred during Delek’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1A. Risk Factors
     There are no material changes to the risk factors previously disclosed in Delek’s Prospectus filed with the Securities and Exchange Commission on May 4, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
     On May 3, 2006, the SEC declared effective our registration statement on Form S-1 (Registration No. 333-131675) related to our sale of up to 11,500,000 shares of our common stock (including 1,500,000 shares to be sold upon exercise of the underwriters option to purchase additional shares if they sold more than the 10,000,000 shares of common stock) at a maximum aggregate offering price of approximately $184.0 million. On May 9, 2006, we completed an initial public offering of all 11,500,000 registered shares at a price of $16.00 per share for an aggregate offering price of approximately $184.0 million. Approximately $3.5 million will be used to pay offering expenses related to the initial public offering, and approximately $12.0 million was used to pay underwriting discounts and commissions. None of the expenses incurred and paid by us in this offering were direct or indirect payment to (i) our directors, officers, general partners or their associates, (ii) to persons owning 10% or more of any class of our equity securities, or (iii) to our affiliates. Net proceeds of the offering after payment of estimated offering expenses and underwriting discounts and commissions were approximately $168.5 million.
     The offering was made through an underwriting syndicate led by Lehman Brothers Inc. and Citigroup Global Markets Inc. as joint book-running managers.
     As of May 19, 2006, we used the net proceeds from the offering as follows:
•	To fully repay the $25.0 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek — The Israel Fuel Corporation Ltd., one of our affiliates, which bore interest at a rate of 6.3% per year and had a maturity date of April 27, 2008; and

•	to fully repay the $17.5 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Group Ltd., our parent company, which bore interest at a rate of 7.0% per year and had a maturity date of April 27, 2010.
Item 4. Submission of Matters to a Vote of Security Holders
     On April 17, 2006, our sole stockholder prior to our initial public offering, by written consent, approved (i) an amendment and restatement to our certificate of incorporation in connection with our initial public offering of common stock, and (ii) adoption of our 2006 Long-Term Incentive Plan.
Item 5. Other Information
     On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (the “IDB Note”). The proceeds of this note will be used to repay the $10.0 million of outstanding principal indebtedness under the Bank Leumi USA note due April 27, 2007 and to refinance the $20.0 million outstanding principal indebtedness under the previous note with Israel Discount Bank of New York due April 30, 2007. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.00% over the London Inter Bank Offering Rate (LIBOR), for interest periods of 30, 60, 90 or 180 days as selected by Delek with the first interest payment due on November 23, 2006. In connection with this refinancing, the guaranty previously made to Israel Discount Bank of New York on Delek’s behalf by the Delek Group and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.1	Amendment No. 2 to Employment Agreement, dated as of February 1, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin. (incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

10.2	Amendment No. 3 to Employment Agreement, dated as of April 17, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin. (incorporated by reference to Exhibit 10.1(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.3	Amended and Restated Consulting Agreement, dated as of April 11, 2006, by and between Greenfeld-Energy Consulting, Ltd. and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.4	Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.5	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 18, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(d) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

10.6*	Amendment to One-Year Renewal of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

10.6(a)	Extension of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(d) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

10.6(b)*	Modification and Extension of Pipeline Capacity Lease Agreement, effective May 1, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(e) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.7	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan. (incorporated by reference to 10.13 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.7(a)	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement. (incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.8(b)	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement. (incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

Exhibit No.	Description

10.8(c)	Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.9	Management and Consulting Agreement, dated as of January 1, 2006, by and between Delek Group Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

10.10+	Promissory Note, dated May 23, 2006, in the principal amount of $30,000,000, of Delek Finance, Inc., in favor of Israel Discount Bank of New York

31.1+	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2+	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1+	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment was requested with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act.

+	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ EZRA UZI YEMIN	President and Chief Executive	May 24, 2006

Ezra Uzi Yemin	Officer (Principal Executive Officer) and Director
/s/ EDWARD MORGAN	Vice President and Chief Financial Officer	May 24, 2006

Edward Morgan	(Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.1	Amendment No. 2 to Employment Agreement, dated as of February 1, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin. (incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

10.2	Amendment No. 3 to Employment Agreement, dated as of April 17, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin. (incorporated by reference to Exhibit 10.1(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.3	Amended and Restated Consulting Agreement, dated as of April 11, 2006, by and between Greenfeld-Energy Consulting, Ltd. and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.4	Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.5	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 18, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(d) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

10.6*	Amendment to One-Year Renewal of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

10.6(a)	Extension of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(d) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

10.6(b)*	Modification and Extension of Pipeline Capacity Lease Agreement, effective May 1, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(e) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.7	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan. (incorporated by reference to 10.13 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.7(a)	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement. (incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.8(b)	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement. (incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.8(c)	Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.9	Management and Consulting Agreement, dated as of January 1, 2006, by and between Delek Group Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

10.10+	Promissory Note, dated May 23, 2006, in the principal amount of $30,000,000, of Delek Finance, Inc., in favor of Israel Discount Bank of New York

31.1+	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2+	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

Exhibit No.	Description

32.1+	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment was requested with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act.

+	Filed herewith.