Form 10-Q
period 2006-06-30
Delek US Holdings, Inc.
filed 2006-08-11
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 28, 2006 was 50,889,869.

PART I.
FINANCIAL INFORMATION
ITEM 1. Financial Statements
DELEK US HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$95,035	$62,568
Short-term investments	108,195	26,586
Accounts receivable	87,584	52,968
Inventory	114,875	101,294
Other current assets	7,032	8,405

Total current assets	412,721	251,821

Property, plant and equipment:
Property, plant and equipment	360,562	317,118
Less: accumulated depreciation	(55,602)	(46,523)

Total property, plant and equipment, net	304,960	270,595

Goodwill	63,711	63,711
Note receivable from a related party	—	200
Other noncurrent assets	22,038	19,833

Total assets	$803,430	$606,160

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,918	$35,392
Account payable to a related party	122	—
Fuel payable	128,950	109,154
Current portion of long-term debt	1,530	1,696
Interest payable	1,520	1,870
Related party interest payable	—	2,870
Other taxes payable	12,468	11,760
Accrued employee costs	3,900	4,649
Income taxes payable	14,430	202
Accrued expenses and other current liabilities	8,789	8,221

Total current liabilities	201,627	175,814

Noncurrent liabilities:
Long-term debt, net of current portion	211,361	224,559
Notes payable to related parties	—	42,500
Accrued lease liability	4,072	3,754
Deferred revenue, net of current portion	1,242	1,434
Asset retirement obligations	3,598	3,393
Deferred tax liabilities	30,611	27,530
Other noncurrent liabilities	7,206	7,306

Total noncurrent liabilities	258,090	310,476

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 50,889,869 shares and 39,389,869 shares issued and outstanding, respectively	509	394
Additional paid-in capital	209,392	40,727
Retained earnings	133,812	78,749

Total shareholders’ equity	343,713	119,870

Total liabilities and shareholders’ equity	$803,430	$606,160

See accompanying notes to the condensed consolidated financial statements.

DELEK US HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$819,590	$459,707	$1,479,349	$688,794

Operating costs and expenses:
Cost of goods sold	693,346	399,865	1,276,659	598,311
Operating expenses	43,399	32,307	84,085	53,298
General and administrative expenses	10,177	5,648	17,139	9,632
Depreciation and amortization	4,710	3,714	9,082	7,167
Loss (gain) on disposal of assets	1	(2,182)	1	(2,182)
Losses on forward contract activities	—	—	54	—

	751,633	439,352	1,387,020	666,226

Operating income	67,957	20,355	92,329	22,568

Interest expense	5,748	4,084	11,639	6,327
Interest income	(1,652)	(13)	(2,545)	(25)
Deferred finance cost written off in connection with refinance	—	3,466	—	3,466
Interest expense to related parties	339	1,012	1,019	1,435
(Gain) loss on interest rate derivative instruments	(593)	1,123	(1,524)	1
Guarantee fees to related parties	62	125	210	125

	3,904	9,797	8,799	11,329

Income before income tax expense and cumulative effect of change in accounting policy	64,053	10,558	83,530	11,239

Income tax expense	21,859	3,695	28,467	3,944

Income before cumulative effect of change in accounting policy	42,194	6,863	55,063	7,295

Cumulative effect of change in accounting policy, net	—	—	—	267

Net income	$42,194	$6,863	$55,063	$7,028

Basic earnings per share:
Income before cumulative effect of change in accounting policy	$0.90	$0.17	$1.27	$0.19
Cumulative effect of change in accounting policy, net	—	—	—	0.01

Net income	$0.90	$0.17	$1.27	$0.18

Diluted earnings per share:
Income before cumulative effect of change in accounting policy	$0.88	$0.17	$1.26	$0.19
Cumulative effect of change in accounting policy, net	—	—	—	0.01

Net income	$0.88	$0.17	$1.26	$0.18

Basic and diluted weighted average common shares outstanding
Basic	47,056,536	39,389,869	43,223,202	39,389,869

Diluted	48,144,592	39,389,869	43,767,230	39,389,869

See accompanying notes to the condensed consolidated financial statements.

DELEK US HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net income	$55,063	$7,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,884	8,135
Accretion of asset retirement obligations	201	57
Deferred income taxes	1,577	3,965
(Gain) loss on interest rate derivative instruments	(1,524)	1
(Gain) loss on disposal of assets	1	(2,182)
Deferred financing costs written-off in connection with refinance	—	3,466
Unrealized (gain) loss on short-term investments	(100)	—
Non-cash stock compensation expense	880	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(34,616)	(43,574)
Inventory	(13,581)	(2,612)
Prepaid inventory	—	22,107
Other current assets	(2,077)	(5,384)
Other noncurrent assets	(2,328)	831
Accounts payable	(5,474)	12,384
Accounts payable to a related party	122	—
Fuel payable	19,796	48,665
Interest payable	(350)	(903)
Related party interest payable	(2,870)	(65)
Other taxes payable	708	4,333
Accrued employee costs	(749)	135
Income taxes payable	14,228	(21)
Accrued expenses and other current liabilities	1,148	4,080
Asset retirement obligations	(412)	267
Other noncurrent liabilities	(19)	616

Net cash provided by operating activities	40,508	61,329

Cash flows from investing activities:
Purchases of short-term investments	(285,097)	—
Sales of short-term investments	203,588	—
Return of escrow deposit made with Escrow Agent	5,000	—
Purchase price adjustments	(210)	(91)
Business combinations, net of cash acquired	—	(68,684)
Purchases of property, plant and equipment	(43,353)	(4,105)
Proceeds from the sale of convenience store assets	—	3,111

Net cash used in investing activities	(120,072)	(69,769)

Cash flows from financing activities:
Proceeds from issuance of common stock	167,899	—
Proceeds from issuance of Senior Secured Credit Facility — Term Loan	—	165,000
Payments on Senior Secured Credit Facility	(16,342)	—
Net proceeds from Senior Secured Credit Facility — Revolver	3,000	15,500
Proceeds from IDB Note	30,000	—
Proceeds from Israel Discount Bank Note	—	30,000
Repayment of Israel Discount Bank Note	(20,000)	—
Proceeds from Bank Leumi Note	—	20,000
Repayment of Bank Leumi Note	(10,000)	—
Payments on Credit Agreement — Term A and Term B Loans	—	(131,900)
Net payments on Credit Agreement — Revolver	—	(5,000)
Payments on SunTrust Term Loan	—	(33,700)
Net payments on SunTrust Revolver	—	(3,527)
Proceeds from term notes to related parties	—	35,000
Repayments of notes payable to related parties	(42,500)	(3,500)
Payments on capital lease obligations	—	(616)
Proceeds from (payments on) notes payable — other	(22)	12

	For the Six Months Ended
	June 30,
	2006	2005
Repayment of note receivable from a related party	200	—
Decrease in restricted cash	—	3,717
Deferred financing costs paid	(204)	(13,636)

Net cash provided by financing activities	112,031	77,350

Net increase in cash and cash equivalents	32,467	68,910

Cash and cash equivalents at beginning of period	62,568	22,106

Cash and cash equivalents at end of period	$95,035	$91,016

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,218	$10,212

Income taxes	$12,646	$—

Assets acquired via the issuance of notes payable	$—	$40

See accompanying notes to the condensed consolidated financial statements.

DELEK US HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
1. General
     Delek US Holdings, Inc. (Delek, we, our or us) is the sole shareholder of MAPCO Express, Inc. (Express), MAPCO Fleet, Inc. (Fleet), Delek Refining, Inc. (Refining), and Delek Finance, Inc. (Finance) (collectively, the Subsidiaries). Delek and Express were incorporated during April 2001 in the State of Delaware. Fleet, Refining and Finance were incorporated in the State of Delaware during January 2004, February 2005 and April 2005, respectively. Previously, Delek’s subsidiaries also included, MAPCO Family Centers, Inc. (Family Centers). During June 2005, Family Centers legally merged with and into Express, leaving Express as the surviving company of the merged entities.
     On May 9, 2006, we completed an initial public offering of 11,500,000 shares of our common stock at a price of $16.00 per share for an aggregate offering price of approximately $184,000. The shares, which are listed on the New York Stock Exchange, began trading on May 4, 2006, under the symbol “DK”. All of the shares offered were primary shares sold by Delek. We received approximately $172,000 in net proceeds from the initial public offering after payment of underwriting discounts and commissions of approximately $12,000, but before deduction of offering expenses. The initial public offering represented the sale by us of a 22.5% interest in Delek. The remaining 77.5% of our outstanding shares are beneficially owned by Delek Group Ltd. (Delek Group) located in Natanya, Israel.
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
     In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been included. All significant intercompany transactions and account balances have been eliminated in consolidation. All adjustments are of a normal, recurring nature. Operating results for the interim period should not be viewed as representative of results that may be expected for any future interim period or for the full year.
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
     Certain amounts presented in prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or shareholders’ equity as previously reported.
Classification of Operations
     Delek is a diversified energy business focused on petroleum refining and supply and on retail marketing. Management views operating results in primarily two segments: Refining and Retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The retail segment markets gasoline, diesel and other refined petroleum products and convenience merchandise through a network of 349 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in note 7.

Cash and Cash Equivalents
     Delek maintains cash and cash equivalents in accounts with financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
Short-Term Investments
     Short-term investments, which consist of market auction rate debt securities and municipal rate bonds, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At June 30, 2006, these securities had contractual maturities ranging from July 1, 2026 to December 1, 2040. Delek’s stated investment policy is to sell these securities and repurchase similar securities at each auction date, which must not exceed 90 days and typically ranges from 7 to 35 days. Based on the historical practice of adhering to this investment policy and our intent to continue to adhere to this investment policy, we have classified these securities as short-term investments in the accompanying condensed consolidated balance sheets. The majority of these short-term investments are carried at fair value, which is based on quoted market prices. For those short-term investments for which quoted market prices are not available, management estimates that historical cost approximates fair value.
Accounts Receivable
     Accounts receivable primarily represent receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek has recorded an allowance for doubtful accounts of $189 and $180 as of June 30, 2006 and December 31, 2005, respectively. All other accounts receivable amounts are considered to be fully collectible. Accordingly, no additional allowance has been established as of June 30, 2006 and December 31, 2005.
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
     During the second quarter of 2006, we incurred a temporary LIFO liquidation gain in our refinery inventory in the amount of $178 which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued expenses and other current liabilities in the accompanying June 30, 2006 condensed consolidated balance sheet.
     During the second quarter of 2006, we also incurred a permanent reduction in a LIFO layer resulting in a liquidation gain in our refinery inventory in the amount of $1,026. This liquidation gain, which represents a reduction of approximately 77,000 barrels, was recognized as a component of cost of goods sold in the three and six month periods ended June 30, 2006.
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

     Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, which are as follows:

Automobiles	3-5 years
Computer equipment and software	3-10 years
Furniture and fixtures	5-15 years
Retail store equipment	7-15 years
Asset retirement obligation assets	15-36 years
Refinery machinery and equipment	10-40 years
Petroleum and other site (POS) improvements	8-40 years
Building and building improvements	40 years
     Property, plant and equipment and accumulated depreciation by reporting segment as of June 30, 2006 are as follows:

			Corporate
	Refining	Retail	and Other	Consolidated
Property, plant and equipment	$84,832	$275,726	$4	$360,562
Less: accumulated depreciation	(3,285)	(52,314)	(3)	(55,602)

Property, plant and equipment, net	$81,547	223,412	1	$304,960

Depreciation Expense ( Second Quarter)	1,082	3,603	—	4,685
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
Fair Value of Financial Instruments
     The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments present as of June 30, 2006 and December 31, 2005. Management estimates that book value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

     A majority of our debt and derivative financial instruments outstanding at June 30, 2006 and December 31, 2005, were executed with a limited number of financial institutions. The risk of counterparty default is limited to the unpaid portion of amounts due to us pursuant to the terms of the derivative agreements. The net amount due from these financial institutions at June 30, 2006 and December 31, 2005 totaled $4,972 and $3,448, respectively, as discussed in note 5.
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
     Subsequent to the adoption of FIN 47, Delek recorded long-term asset retirement obligations in connection with its purchase of the refinery of $2,189 related to the required disposal of waste in certain storage tanks, asbestos abatement at an identified location and other estimated costs that would be legally required upon final closure of the refinery and related crude oil pipeline assets.
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
Advertising Costs
     Delek expenses advertising costs as incurred. Advertising expense for the three and six month periods ended June 30, 2006 totaled $515 and $735, respectively, and for the three and six month periods ended June 30, 2005 totaled $212 and $485, respectively.
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
     In connection with the acquisition of the refinery effective April 29, 2005 discussed in note 4, Delek’s consolidated effective tax rate changed. Substantially all of the refinery operations are organized as a limited partnership in the state of Texas, which is not subject to Texas franchise tax. As a result, the Delek refinery operation’s effective tax rate for the year is equal to the federal rate plus a nominal amount of state franchise taxes. Consequently, Delek’s consolidated effective tax rate is reduced by Refining’s proportionate contribution to the consolidated pretax earnings. The taxation of earnings in Texas is subject to change due to new legislation which will be effective January 1, 2007. This legislation will require taxation of all or a portion of a limited partnership’s earnings.
Earnings Per Share
     Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common stock shares used to compute the Company’s basic and diluted earnings per share is as:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted average common shares outstanding	47,056,536	39,389,869	43,223,202	39,389,869
Dilutive effect of stock options	1,088,056	—	544,028	—

Weighted average common shares outstanding, assuming dilution	48,144,592	39,389,869	43,767,230	39,389,869

     Outstanding stock options totaling 1,637,490 common shares and restricted share units totaling 71,500 for the three and six months ended June 30, 2006, were excluded from the diluted earnings per share calculation because they did not have a dilutive effect under the treasury stock method. These options were not outstanding during the first quarter of 2006 or during 2005.

Comprehensive Income
     Delek’s comprehensive income for the three and six month periods ended June 30, 2006 and 2005 was equivalent to net income.
Stock Compensation
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No.25, Accounting for Stock Issued to Employees, and its related implementation guidance. The revised standard requires the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the income statement and establishes fair value as the measurement objective in accounting for share-based payment arrangements. Pro forma disclosure is no longer an alternative. Delek adopted SFAS No. 123R on January 1, 2006. Had we adopted SFAS 123R in 2005, we would have had no fair value recognition related to share-based compensation, as all stock options were considered contingently issuable prior to our initial public offering in May 2006.
     We have elected to use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards on the dates of grant. We have elected the modified prospective transition method as permitted by SFAS 123R.
New Accounting Pronouncements
     In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, Application of FASB Statement No. 109, Accounting for Income taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004 (Jobs Creation Act). This FSP requires a company that qualifies for the deduction for domestic production activities under the Jobs Creation Act to account for it as a special deduction under FASB Statement No. 109, Accounting for Income Taxes, as opposed to an adjustment of recorded tax assets and liabilities. Delek included the effects of this FSP in its calculation of the income tax provision for the three and six months ended June 30, 2006.
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
     In July 2006, The FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48, which is the most significant change to accounting for income taxes since the adoption of the liability approach, creates a single model to address uncertainty in tax positions. The interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is analyzing the effect of this guidance on Delek’s financial position or results of operations.
     In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales taxes in the Delek’s consolidated financial statements as our policy is to exclude all such taxes from revenue.

3. Inventory
     Carrying value of inventories consisted of the following:

	June 30,	December 31,
	2006	2005
Refinery raw materials and supplies	$23,777	$28,347
Refinery work in process	33,138	22,459
Refinery finished goods	20,402	16,269
Retail fuel	13,472	12,433
Retail merchandise	24,086	21,786

Total inventory	$114,875	$101,294

     Refinery inventory is carried at LIFO. The difference between the LIFO valuation and FIFO valuation was $17,977 and $9,140 at June 30, 2006 and December 31, 2005, respectively.
4. Acquisitions
     Effective April 29, 2005, Delek acquired certain refinery and crude oil pipeline assets in Tyler, Texas (collectively, the Refinery) through its wholly-owned subsidiary, Delek Refining. Consideration paid for the Refinery totaled $68,084.
     In connection with the acquisition, Delek assumed certain involuntary employee termination benefit liabilities as outlined in the seller’s employee severance plan. During March 2006, we finalized the plan for involuntary termination and in connection with the purchase price allocation included an accrual of $136, all of which was paid by March 31, 2006.
     In addition to the consideration paid as acquisition cost for the Refinery, Delek incurred and capitalized $5,157 in acquisition transaction costs. The allocation of the aggregate purchase price of the Refinery acquisition is summarized as follows:

Fixed assets	$34,044
Inventory	59,885
Prepaid inventory and other assets	26,436
Assumed accounts payable and other current liabilities	(37,003)
Assumed asset retirement obligations	(2,189)
Assumed environmental liabilities	(7,932)

$73,241

     Delek consolidated the Refinery’s results of operations beginning April 29, 2005. The unaudited pro forma consolidated results of operations for the six month period ended June 30, 2005 as if the Refinery acquisition had occurred on January 1, 2005 are as follows:

Net Sales	$969,086
Income before cumulative effect of change in accounting policy	$11,643
Net income	$11,376
Basic and diluted earnings per share before cumulative effect of change in accounting policy	$0.30
Basic and diluted earnings per share	$0.29
     In connection with the purchase of the Refinery, Delek deposited funds in an escrow account as a condition to closing for purposes of indemnifying the seller against potential noncompliance with our obligations under the purchase and sales agreement. At December 31, 2005, $5,000 was being held in escrow. The purchase and sale agreement was subsequently amended, to provide that all remaining escrowed funds be returned to Delek by the escrow agent. As of June 30, 2006, no amounts remained escrowed.
     Effective December 15, 2005, Delek acquired 21 convenience stores and four undeveloped properties in the Nashville market from BP Products North America Inc. (BP Acquisition). Consideration paid for the BP Acquisition totaled $35,526.
     In addition to the consideration paid as acquisition cost for the BP Acquisition, Delek incurred and capitalized $807 in acquisition transaction costs. The allocation of the aggregate purchase price of the BP acquisition is summarized as follows:

Fixed assets	$34,806
Inventory	1,490
Other current assets	37

$36,333

     Both of the aforementioned acquisitions were accounted for using the purchase method of accounting, as prescribed in SFAS No. 141 and the results of the acquired operations have been included in the condensed consolidated statements of operations as of the dates of acquisition. The purchase prices were allocated to the underlying assets and liabilities based on their estimated relative fair values. As of June 30, 2006, Delek had completed its allocation of the purchase price for the Refinery acquisition. The final allocation of the BP Acquisition purchase price is subject to adjustment for a period not to exceed one year from the consummation date. The allocation period is intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS No. 141 for all assets acquired and liabilities assumed, and amounts that are determined because information that was not previously obtainable becomes obtainable.
     As part of its overall business strategy, Delek regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.
5. Long-Term Obligations
     Outstanding borrowings under Delek’s existing debt instruments are as follows:

	June 30,	December 31,
	2006	2005
Notes payable to related parties	$—	$42,500
Senior Secured Credit Facility — Term Loan	147,833	164,175
Senior Secured Credit Facility — Revolver	35,000	32,000
Israel Discount Bank Note	30,000	20,000
Bank Leumi Note	—	10,000
Other notes payable	58	80

	212,891	268,755

Less current portion of long-term debt	(1,530)	(1,696)

	$211,361	$267,059

Notes Payable to Related Parties
     In May 2005, Delek repaid all outstanding principal and interest due under a note payable with Delek Group, its majority stockholder. This $3,500 note payable, originally signed in 2003 bore an interest rate of 4.0% per annum and held a maturity date of December 2005.
     In May 2006, in connection with Delek’s initial public offering of 11,500,000 shares of its common stock, we received approximately $172,000 in net proceeds after payment of underwriting discounts and commissions, but before offering expenses, a portion of which was used to repay all outstanding principal and interest due under a note payable with Delek – The Israel Fuel Corporation Ltd (Delek Fuel). This $25,000 note payable, originally signed in 2004 bore an interest rate of 6.30% per annum and held a maturity date of April 27, 2008.
     Additionally, in May 2006, a portion of the net proceeds from the sale of common stock were used to repay all remaining outstanding principal and interest due under a note payable with Delek Group. This $35,000 note payable, originally signed in 2005, bore an interest rate of 7.0% per annum and held a maturity date of April 27, 2010. In November 2005, $17,500 of this note plus accrued interest was repaid.
Credit Agreement — Term Loans (A and B) and Revolver
     In July 2002, Delek entered into a Credit Agreement with Bank Leumi USA (Leumi) and Bank Hapoalim BM (Hapoalim). Subsequently, during March of 2004 and again in April 2004, Delek and the lenders executed an amended and restated Credit Agreement (the Credit Agreement) which among other things changed certain covenants of the original agreement for 2004 and beyond. The Credit Agreement originally provided two term loans (Term A and Term B) to us with a principal amount totaling $158,000. A portion of the proceeds were used to pay off existing borrowings under two short-term promissory notes. The original term loans had distinct principal amounts of $116,000 and $42,000 and were due to mature on July 1, 2011 (Term A) and July 1, 2007 (Term B), respectively. The Term A loan was subject to mandatory reductions in principal over its term, while the Term B loan was payable in full upon maturity.
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
     The Senior Secured Credit Facility originally consisted of a $40,000 Revolving Credit Facility (the Senior Secured Credit Facility Revolver) and a $165,000 term loan (the Senior Secured Credit Facility Term Loan). Borrowings under the Senior Secured Credit Facility are secured by substantially all the assets of Express. In December 2005, Delek increased its commitments under the Senior Secured Credit Facility Revolver by $30,000 to $70,000, and subsequently borrowed $30,000 in connection with the BP Acquisition discussed in note 4. Letters of Credit outstanding under the facility totaled $12,119 at June 30, 2006.
     The Senior Secured Credit Facility Term Loan requires quarterly principal payments of approximately 0.25% of the principal balance through March 31, 2011, and a balloon payment of approximately 94.25% of the principal balance due upon maturity on April 28, 2011. The Senior Secured Credit Facility Revolver is payable in full upon maturity on April 28, 2010 with periodic interest payment requirements. Pursuant to the terms of the Senior Secured Credit Facility Term Loan and Senior Secured Credit Facility Revolver, we are required to make prepayments of principal based on Excess Cash Flow, as defined in the terms of the agreement and as measured on each fiscal year ended December 31 commencing in 2005 through 2010. Prepayments will be applied first to the Senior Secured Credit Facility Term Loan, and second to amounts outstanding under the Senior Secured Credit Facility Revolver. In accordance with this Excess Cash Flow calculation, Delek prepaid $15,556, in April 2006.
     The Senior Secured Credit Facility Term and Senior Secured Credit Facility Revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan (as defined in the Senior Secured Credit Facility). Interest is payable quarterly for Base Rate Loans and for the applicable interest period on Eurodollar Loans. As of June 30, 2006 the weighted average borrowing rate was 7.80% for the Senior Secured Credit Facility Term Loan and 8.20% for the Senior Secured Credit Facility Revolver. Additionally, the Senior Secured Credit Facility requires Delek to pay a quarterly fee of 0.5% per annum on the average available revolving commitment. Amounts available under the Senior Secured Credit Facility Revolver as of June 30, 2006 were approximately $22,881.
     In connection with the execution of the Senior Secured Credit Facility, Delek incurred and capitalized $8,426 in deferred financing expenses that will be amortized over the term of the facility. The Senior Secured Credit Facility requires compliance with certain financial and non-financial covenants. Delek was in compliance with all covenant requirements as of June 30, 2006.

SunTrust ABL Revolver
     On May 2, 2005 Delek entered into a $250,000 asset-based senior revolving credit facility with a syndicate of lenders led by SunTrust Bank as administrative agent to finance ongoing working capital, capital expenditures and general needs of Refining. This agreement (the SunTrust ABL Revolver) matures on April 29, 2009, and bears interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan (as defined in the SunTrust ABL Revolver). Interest is payable quarterly for Base Rate loans and for the applicable interest period on Eurodollar loans. Availability under the SunTrust ABL Revolver is determined by a borrowing base defined in the SunTrust ABL Revolver, supported primarily by certain accounts receivable and inventory.
     Additionally, the SunTrust ABL Revolver supports Delek’s issuances of letters of credit in connection with the purchases of crude oil for use in the refinery process that at no time may exceed the aggregate borrowing capacity available under the SunTrust ABL Revolver. As of June 30, 2006, we had no outstanding borrowings under the agreement, but had issued letters of credit totaling approximately $200,820. Excess collateral capacity under the SunTrust ABL Revolver as of June 30, 2006 was approximately $73,221.
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
     The SunTrust ABL Revolver contains certain negative covenants and pledges which prohibit Delek from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against the Refinery. In addition, we are subject to certain financial and non-financial covenants in the event that availability under the borrowing base is less than $30,000 on any date. Delek was in compliance with all covenant requirements as of June 30, 2006.
Israel Discount Bank Note
     On April 26, 2005, Delek entered into a $30,000 promissory note with Israel Discount Bank of New York (Israel Discount Bank Note). The proceeds of this note were used to fund a portion of the Refinery acquisition discussed in note 4. The Israel Discount Bank Note matures on April 30, 2007, and bears interest, payable quarterly, at a spread of 1.375% over the 90 day London Inter Bank Offering Rate (LIBOR), with the first interest payment due in April, 2006. In November 2005, we repaid $10,000 of this note, reducing the outstanding principal indebtedness to $20,000. On May 23, 2006, all remaining principal and interest outstanding under the Israel Discount Bank Note was paid with the proceeds from the IDB Note discussed below, and the Delek Group guaranty of the Israel Discount Bank Note and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.
Bank Leumi Note
     On April 27, 2005, Delek entered into a $20,000 promissory note with Leumi (Bank Leumi Note). The proceeds of this note were used to fund a portion of the Refinery acquisition discussed in note 4. The Bank Leumi Note matures on April 27, 2007, and bears interest, payable quarterly, at a spread of 1.375% per year over the LIBOR rate (Reserve Adjusted) for a three month term, with the first interest payment due in April 2006. In November 2005, we repaid $10,000 of this note, reducing the outstanding principal indebtedness as of December 31, 2005 to $10,000. On May 23, 2006, all remaining principal and interest outstanding under the Bank Leumi Note was paid with the proceeds from the IDB Note discussed below, and the Delek Group guaranty of the Bank Leumi Note and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.
Guarantee Fees
     In connection with the issuances of the Israel Discount Bank Note and Bank Leumi Note, Delek Group entered into guarantees for the benefit of Delek and in favor of Israel Discount Bank of New York and Leumi. The guarantees require Delek Group to guarantee our obligations in the event we are unable to perform under the requirements of the notes. In exchange for the guarantees, Delek agreed to pay Delek Group an annual fee equal to 1.5% of the guaranteed amount payable ratably in four equal installments during the term of the guarantees. These guarantees were terminated upon payment of the obligations outstanding under the Israel Discount Bank Note and Bank Leumi Note on May 23, 2006 and all outstanding guaranty fees were paid.
IDB Note
     On May 23, 2006, Delek executed a $30,000 promissory note in favor of Israel Discount Bank of New York (the “IDB Note”). The proceeds of this note were used to repay the outstanding $10,000 of indebtedness under the Bank Leumi Note defined above and to refinance the $20,000 outstanding principal indebtedness under the Israel Discount Bank Note. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.00% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by Delek with the first interest payment due on November 26, 2006. As of June 30, 2006 the weighted average borrowing rate for amounts borrowed under the IDB Note was 7.04%.
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
Derivative Instruments
     As of June 30, 2006, Delek had interest rate cap agreements totaling $131,250 of notional principal amounts. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility and previous indebtedness under the Credit Agreement and SunTrust Agreement discussed above. However, as we have elected to not apply the permitted treatment, including formal hedge designation and documentation, in accordance with the provisions of SFAS No. 133, the fair value of the derivatives is recorded in the balance sheet with the offsetting entry to earnings. The derivative instruments mature on various dates ranging from January 2007 through July 2010. The estimated fair value of interest rate cap agreements at June 30, 2006 and December 31, 2005 totaled $4,972 and $3,448, respectively, and was recorded in other noncurrent assets in the accompanying condensed consolidated balance sheets.
     In accordance with SFAS No. 133, as amended, we recorded non-cash interest income (expense) representing the change in estimated fair value of the interest rate swap and interest rate cap agreements of $1,524 and ($1) for the six month periods ended June 30, 2006 and 2005, respectively.
     While Delek has not elected to apply permitted hedging treatment in accordance with the provisions of SFAS No. 133 in the past, we may choose to elect that treatment in future transactions.
     6. Stock-based Compensation
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value based method. We adopted SFAS 123R beginning January 1, 2006. Had we adopted SFAS 123R in 2005, we would have had no fair value recognition related to share-based compensation, as all stock options were considered contingently issuable prior to our initial public offering in May 2006.
     SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards on the dates of grant. Restricted stock units (RSUs) are measured based on the fair market value of the underlying stock on the date of grant. Shares are issued on the vesting dates net of the minimum statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares accounted for as issued will be less than the number of RSUs outstanding. Furthermore, in accordance with SFAS 123R, the liability for withholding amounts to be paid by us will be recorded as a reduction to additional paid-in capital when paid.
     We have elected the modified prospective transition method as permitted by SFAS 123R.
2006 Long-Term Incentive Plan
     In April 2006, Delek’s Board of Directors adopted the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (the “Plan”) pursuant to which Delek may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards of up to 3,053,392 shares of Delek’s common stock to certain directors, officers employees, consultants and other individuals (including advisory board members) who perform services for Delek or its affiliates.

     In connection with our initial public offering in May 2006 (IPO), 1,455,500 non-qualified stock options were granted, pursuant to the Plan, to certain officers and employees. Of those stock options 1,091,625 were granted at the IPO price of $16.00 per share, and vest in equal annual installments on the first three anniversaries of the date of completion of the IPO. An additional 363,875 stock options were granted to this same group of officers and employees at an exercise price equal to $21.00 per share, and vest in full on the fourth anniversary of the date of completion of the IPO. These grants have a ten year life.
     Additionally, in connection with our IPO, each of our three independent directors were granted 3,000 non-qualified stock options with an exercise price of $16.00 per share. These options vest in equal annual installments on the first four anniversaries of the date of completion of the IPO and have a ten year life. One of our directors, in his capacity as a consultant, was granted 130,000 non-qualified stock options with an exercise price of $16.00 per share. These options vest in equal annual installments on the first five anniversaries of the date of completion of the IPO and have a ten year life.
     Also in connection with the IPO on May 26, 2006, 71,500 RSUs were granted to certain non-employee directors not affiliated with Delek Group, officers and employees. These grants are valued at a price of $15.15 per share and shall vest in equal annual installments on the first four anniversaries of the date of the completion of the IPO.
     On May 22, 2006, Delek’s Compensation Committee delegated certain officers the right to grant non-qualified stock options under the Plan to newly-hired or promoted employees of Delek and its subsidiaries, subject to certain limitations and conditions. There have been various grants of stock options pursuant to this delegated authority during May and June 2006. At June 30, 2006, 53,990 non-qualified stock options were granted under this delegated authority, 75% of which options have an exercise price of $16.00 per share and vest in equal installments on the first three anniversaries of the date of grant and 25% of which have an exercise price of $21.00 per share and vest in full on the fourth anniversary of the date of grant.
     All options granted under the Plan remain unvested as of June 30, 2006 and assume an employee’s continued service at vesting.
Employment Agreement
     Delek has an employment agreement with its president and chief executive officer effective May 1, 2004, which contains a deferred compensation element. Pursuant to the employment agreement, the officer was granted share purchase rights that upon completion of the IPO permitted him to purchase, subject to certain vesting requirements, up to five percent of Delek’s outstanding shares or 1,969,493 shares immediately prior to completion of the IPO. Under the applicable vesting provisions, the officer is entitled to purchase up to one-fifth of these shares for each year of his employment (prorated monthly) from May 2004 until expiration of the employment agreement in April 2009. The officer may purchase the shares at an exercise price of $2.03. The share purchase rights terminate upon the earlier of (i) the one-year anniversary of Mr. Yemin’s termination of employment for any reason or (ii) April 30, 2010, the one-year anniversary of the expiration of his employment agreement. If Mr. Yemin voluntarily terminates his employment, he will be entitled to purchase 90% of any unexercised share purchase rights which have vested as of the date of such termination. Upon completion of the IPO, the officer had the right to purchase 40% or 787,797 shares. At June 30, 2006, the officer had the right to purchase 853,447 shares. These share purchase rights have a weighted average exercise price of $2.03 per share, an aggregate intrinsic value of $11,256, and have a remaining expected life of 4.5 years.
     Prior to the IPO, the officer was entitled to a cash award not to exceed $3,000 over the five year period of his employment agreement. Pursuant to this agreement, Delek had an accrual of $500 which was reversed during the second quarter.
Option Assumptions
     We used an independent third party to assist in developing the assumptions, noted in the table below, used in estimating the fair values of stock options. For all options granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	May 2004 Grant	May 2006 Grant	May 2006 Grant	May 2006 Grant	May 2006 Grant
	(5-Year Graded	(3-Year Graded	(4-Year Cliff	(4-Year Graded	(5-Year Graded
	Vesting)	Vesting)	Vesting)	Vesting)	Vesting)

Expected Volatility	31.60%	31.44%	31.46%	31.45%	31.45%
Dividend Yield	0.00%	1.00%	1.00%	1.00%	1.00%
Expected Term	4.50	6.00	7.00	6.25	6.50
Risk Free Rate	3.85%	5.02%	5.03%	5.02%	5.02%
Fair Value	$0.67	$5.83	$4.87	$5.95	$6.06

Stock Option Activity
     The following table summarizes the stock option activity for Delek for the six months ended June 30, 2006.

	Number	Weighted-Ave
	of Options	Exercise Price
Share Purchase Rights Granted in May 2004	1,969,493	$2.03

Beginning Balance, January 1, 2006	1,969,493
Options Granted at IPO	1,594,500	$17.15
Additional Grants	53,990	$17.25
Forfeitures	(11,000)	$17.25

Outstanding at June 30, 2006	3,606,983	$8.90

     There have been no exercises of options during the six months ended June 30, 2006.
Compensation Expense related to Equity-based Awards
     Compensation expense for the equity-based awards amounted to $880 ($0.02 per share or $0.01 per share net of taxes) for the three and six months ended June 30, 2006. We also recognized a total income tax benefit in the statement of operations for share-based compensation arrangements of $299. The $880 recognized compensation expense consisted of $515 related to share purchase rights, $330 related to stock option grants and $35 related to RSU grants. Of the $880 compensation expense recognized, $455 related to the May 2004 share purchase rights granted which were contingent until the completion of the IPO. As of June 30, 2006, there was $8,952 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This amount consisted of $672 related to share purchase rights, $7,303 related to stock option grants and $977 related to RSU grants. That cost is expected to be recognized over weighted-average periods ranging from 4.5 years to 7 years.
7. Segment Data
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
     The Retail segment consists of 349 retail convenience stores throughout the Southeastern United States (198 and 92 of which are located in Tennessee and Alabama, respectively) as of June 30, 2006. The retail convenience stores, which primarily operate under Delek’s brand names “MAPCO Mart”, “MAPCO Express”, “Discount Food Mart” and “East Coast”, as well as other non-company proprietary brands, engage in the retail marketing of gasoline, diesel fuel, kerosene, convenience retail merchandise, food offerings and lottery tickets.
     Prior to the purchase of the Refinery, Delek had only retail operations and insignificant corporate and other activities; thus, segment data prior to April 29, 2005 is not applicable. There were $157 of inter-segment sales and purchases in the three and six month periods ended June 30, 2006.

     The following is a summary of business segment operating performance as measured by contribution margin for the period indicated:

	As of and for the Three Months Ended June 30, 2006
			Corporate,
			Other and
	Refining	Retail	Eliminations	Consolidated
Net sales (excluding intercompany sales)	$454,056	$365,583	$(49)	$819,590
Operating costs and expenses:
Cost of goods sold	369,232	324,270	(156)	693,346
Operating expenses	17,209	26,084	106	43,399

Segment contribution margin	67,615	15,229	1	82,845

General and administrative expenses				10,177
Depreciation and amortization				4,710
Loss on disposal of assets				1

Operating income				$67,957

Net property, plant and equipment	$81,547	$223,412	$1	$304,960

Total assets	$311,438	$369,722	$122,270	$803,430

Capital spending (excluding business combinations)	$24,577	$6,688	$—	$31,265

	As of and for the Three Months Ended June 30, 2005
	(Excluding Refining which was for the period from
	April 29, 2005 though June 30, 2005)
			Corporate,
			Other and
	Refining	Retail	Eliminations	Consolidated
Net sales	$190,095	$269,557	$55	$459,707
Operating costs and expenses:
Cost of goods sold	166,951	232,901	13	399,865
Operating expenses	11,316	20,877	114	32,307

Segment contribution margin	$11,828	$15,779	$(72)	27,535

General and administrative expenses				5,648
Depreciation and amortization				3,714
Gain on disposal of assets				(2,182)

Operating income				$20,355

Net property, plant and equipment	$36,319	$185,028	$4	$221,351

Total assets	$213,656	$325,159	$12,930	$551,745

Capital spending (excluding business combinations)	$744	$1,546	$—	$2,290

	As of and for the Six Months Ended June 30, 2006
			Corporate,
			Other and
	Refining	Retail	Eliminations	Consolidated
Net sales (excluding intercompany sales)	$816,102	$663,196	$51	$1,479,349
Operating costs and expenses:
Cost of goods sold	688,232	588,582	(155)	1,276,659
Operating expenses	34,900	48,994	191	84,085

Segment contribution margin	$92,970	$25,620	$15	118,605

General and administrative expenses				17,139
Depreciation and amortization				9,082
Loss on disposal of assets				1
Losses on forward contract activities				54

Operating income				$92,329

Net property, plant and equipment	$81,547	$223,412	$1	$304,960

Capital spending (excluding business combinations)	$32,096	$11,257	$—	$43,353

	As of and for the Six Months Ended June 30, 2005
	(Excluding Refining which was for the period from
	April 29, 2005 though June 30, 2005)
			Corporate,
			Other and
	Refining	Retail	Eliminations	Consolidated
Net sales	$190,095	$498,589	$110	$688,794
Operating costs and expenses:
Cost of goods sold	166,951	431,347	13	598,311
Operating expenses	11,316	41,794	188	53,298

Segment contribution margin	$11,828	$25,448	$(91)	37,185
General and administrative expenses				9,632
Depreciation and amortization				7,167
Gain on disposal of assets				(2,182)

Operating income				$22,568

Net property, plant and equipment	$36,319	$185,028	$4	$221,351

Capital spending (excluding business combinations)	$744	$3,361	$—	$4,105

8. Commitments and Contingencies
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
     In the second quarter of 2006, we engaged an independent third party to assess the validity of our self-insurance reserves. Their evaluation which categorized claim development on six month increments found that we experienced several uncharacteristically expensive claims in the first six months of 2006. This experience mandated an increase in the overall reserve and we recognized an additional $1,000 of reserve in the second quarter.
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
     In late 2004, the former Refinery owner began Consent Decree negotiations with the Environmental Protection Agency (EPA) and Department of Justice (DOJ) with respect to a settlement of issues concerning the application of air quality requirements to past and future operations at the Refinery. Although the former owner is responsible for payment of any penalties, the Consent Decree, when completed, will likely require Delek to make investments at the Refinery, including the installation of a new electrical substation that will increase operational reliability and construction of additional sulfur removal capacity. These projects are currently underway. As these costs are considered capital in nature, they will be capitalized as incurred. In addition, the Consent Decree is expected to require certain on-going operational changes that will increase future operating expenses at the Refinery.
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
     Based upon environmental evaluations performed by third parties subsequent to our purchase of the Refinery, we recorded a liability of $7,786 as of June 30, 2006 relative to the probable estimated costs of remediating certain environmental issues of a non-capital nature which were assumed in connection with the acquisition as discussed in note 4. This liability includes estimated costs for on-going remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified and self reported subsequent to the purchase. Approximately $620 of the undiscounted liability is expected to be expended within the next year with the remaining balance of $7,166, expendable within the next ten years.
     Other than the matters discussed above for which we have recorded a liability and the enforcement actions with the TCEQ, EPA and DOJ, we have not been named as defendant in any environmental, health or safety related litigation.
     The Federal Clean Air Act (CAA) authorizes the EPA to require modifications in the formulation of the refined transportation fuel products manufactured in order to limit the emissions associated with their final use. In December 1999, the EPA promulgated national regulations limiting the amount of sulfur to be allowed in gasoline at future dates. The EPA believes such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations required the phase-in of gasoline sulfur standards beginning in 2004, with the final reduction to the sulfur content of gasoline to an annual average level of 30 parts-per-million (ppm), and a per-gallon maximum of 80 ppm to be completed by January 1, 2006. The regulation also included special provisions for small refiners or those receiving a waiver. Delek applied for a waiver from the EPA postponing requirements for the lowest gasoline sulfur standards, which was granted in the second quarter of 2006.

     Contemporaneous with the Refinery purchase, Delek became a party to a waiver and Compliance Plan with the EPA that extended the implementation deadline until December 2007 or May 2008, depending on which capital investment option we choose. In return for the extension, we agreed to produce 95% of the diesel fuel at the Refinery with a sulfur content of 15 ppm or less by June 1, 2006. In order to achieve this goal, we needed to complete the modification and expansion of an existing diesel hydrotreater. The completion of this project has been delayed as a result of the impacts caused in the aftermath of Hurricanes Katrina and Rita. The project is currently expected to be completed in September of 2006. The EPA agreed to modify the existing Compliance Plan to accommodate this delay.
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
Vendor Commitments
     Delek maintains an agreement with a significant vendor that requires the purchase of certain general merchandise exclusively from this vendor over a specified period of time. Additionally, we maintain agreements with certain fuel suppliers which contain terms which generally require the purchase of predetermined quantities of third-party branded fuel for a specified period of time.
Letters of Credit
     As of June 30, 2006, Delek had in place 25 letters of credit, totaling approximately $212,939, with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, purchases of crude and retail fuel, as well as its license to sell certain merchandise. No amounts were outstanding under these facilities at June 30, 2006.
9. Related Party Transactions
     In February 2006, $200 of promissory notes with an officer of Delek were repaid to us. These notes were first executed in August 2004 in the amount of $100, and in November 2005, an additional $100. Both notes were non-interest bearing and were payable in full upon termination of the officer’s employment with Delek.
     As of May 1, 2005, Delek entered into a consulting agreement with Greenfeld-Energy Consulting, Ltd., (Greenfeld) a company owned and controlled by one of our directors. Pursuant to the consulting agreement, we compensated Greenfeld approximately $7 per month from May through August 2005 and approximately $8 per month commencing September 2005, plus reasonable expenses, for consulting services relating to the refining industry performed personally by the director. The agreement continues in effect until terminated by either party requiring six months advance notice to the other party. In April 2006, an incentive payment of $70 was made related to this consulting agreement. In May 2006, this director, in his capacity as a consultant, was granted 130,000 non-qualified stock options with an exercise price of $16.00 per share. These options vest in equal annual installments on the first five anniversaries of the date of completion of the IPO and have a ten year life.
     In June 2005, in connection with the Refinery’s operations, Delek Group guaranteed certain of our obligations up to $10,000 to one vendor of the Refinery. In consideration for this guarantee, we agreed to pay Delek Group guarantee fees of approximately $13 per month for every calendar month during the quarter in which we incur debt subject to the guaranty. This guaranty was terminated June 1, 2006.

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
     Certain of our fuel purchasing activities are guaranteed by Delek Fuel at no charge to us. As of June 30, 2006, obligations supported by these guarantees approximated $4,000. Additionally, as of June 30, 2006, Delek Fuel had issued letters of credit for our benefit which remain outstanding totaling approximately $4,750. These letters of credit were originally issued throughout 2003 and 2004 by Delek Fuel to support certain fuel purchases.
     Effective January 1, 2006, Delek entered into a management and consulting agreement with Delek Group, pursuant to which key management personnel of Delek Group provide management and consulting services to us, including matters relating to long-term planning, operational issues and financing strategies. The agreement has an initial term of one year and will continue thereafter until either party terminates the agreement upon 30 days’ advance notice. As compensation, the agreement provides for payment to Delek Group of $125 per calendar quarter payable within 90 days of the end of each quarter and reimbursement for reasonable out-of-pocket costs and expenses incurred. Amounts payable under this agreement as of June 30, 2006 totaled $122.
10. Subsequent Events
Purchase of Retail Fuel & Convenience Stores from Fast Petroleum, Inc. and its Affiliates
     On July 13, 2006, Delek acquired 40 retail fuel and convenience stores and related assets from Fast Petroleum, Inc. and its affiliates for approximately $42,000, excluding inventory (Fast Acquisition). The stores are located in northwest Georgia and southeast Tennessee. The purchase was financed with a combination of cash proceeds from the recently completed IPO and an increase in and borrowings under our Senior Secured Credit Facility Revolver discussed below.
     Delek continues to work toward obtaining the necessary third-party consents to complete the purchase of three additional stores which were part of the originally announced Fast Acquisition.
Increase in Senior Secured Credit Facility Revolver
     In July 2006, Delek increased its commitments under the Senior Secured Credit Facility Revolver by $50,000 from $70,000 to $120,000, and subsequently borrowed approximately $21,900 in connection with the Fast Acquisition discussed above. Pricing on the facility remained unchanged as loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan (as defined in the Senior Secured Credit Facility). The Senior Secured Credit Facility Revolver maturity remains April 28, 2010 with only periodic interest payment requirements.
Leumi Note
     On July 27, 2006, Delek executed a $30,000 promissory note in favor of Leumi (“Leumi Note”). The proceeds of this note were used to fund a portion of the Pride Acquisition discussed below. The Leumi Note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days as selected by Delek with the first interest payment due on October 24, 2006.
Purchase of Refining Equipment, Pipelines, StorageTanks and Terminals from Pride Companies, L.P. and its Affiliates
     On July 31, 2006, Delek acquired a variety of assets from Pride Companies, L.P. and its affiliates for a cash purchase price of approximately $54,400, excluding inventory (Pride Acquisition). These assets include, among other things, two refined petroleum product terminals located in Abilene and San Angelo, Texas, seven pipelines of approximately 114 miles in length primarily between the terminals, which also serves Dyess Air Force Base, storage tanks with a total shell capacity of more than 1,000,000 barrels, idle refinery equipment near the Abilene, Texas terminal, including a crude oil unit, a vacuum unit, a Nash unit, and other refinery equipment and Pride’s rights with existing supply contracts. The purchase was financed with a combination of cash proceeds from the recently completed IPO and the Leumi Note discussed above.

Fifth Third Bank Revolver
     In conjunction with the Pride Acquisition in July, Delek executed a short-term revolver with Fifth Third Bank as administrative agent (“Fifth Third Revolver”) in the amount of $50,000. The proceeds of this note were used to fund a portion of the Pride acquisition and to fund the working capital needs of a new Delek subsidiary, Delek Marketing and Supply (“Delek Marketing”), L. P. The Fifth Third Revolver matures on July 30, 2007, and bears interest, payable for the applicable interest period, at a spread of 1.5% to 2.5%, as determined by a leverage based pricing matrix, per year over the LIBOR rate for interest periods of 30, 90 or 180 days as selected by Delek. All of the assets of Delek Marketing are pledged as collateral and Delek and Delek’s subsidiary partners of Delek Marketing have entered into a guaranty for the benefit of Delek Marketing of all of its obligations under the Fifth Third Revolver.

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
Forward-Looking Statements on Form 10-Q
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
     Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:
•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one principal fuel supplier and one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in costs or scope of, or significant delays in the completion of, our capital improvement projects;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	restrictive covenants in our debt agreements;

•	seasonality;

•	terrorist attacks;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the SEC.
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
Overview
     We are a diversified energy business focused on petroleum refining and supply and on retail marketing. Our business consists of two operating segments: Refining and Retail. Our Refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 bpd, along with an associated crude oil pipeline and light products loading facilities. Our Retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 349 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. We also have a wholesale fuel distribution operation that supplies more than 50 dealer-operated locations.
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
Executive Summary of Recent Developments
Refining Segment Activity
     Our refinery completed a major turnaround of all process units in December 2005 that had not been involved in the prior owner’s 2005 turnaround activities. Our throughput (average barrels processed per day) for the second quarter of 2006 was 57.3 thousand barrels per day compared to 52.3 for the second quarter of 2005. Our throughput was 58.5 thousand in the first six months of 2006 compared to 53.2 thousand during the first eight months of operations in 2005.
     During the second quarter of 2006, we were awarded a new contract with the government to supply jet fuel (JP8) to various military facilities for a one year period. This new contract allows us to generate sales outside our typical market channels, as well as allowing us to maintain our throughput capacity using fewer EPA credits until we are able to meet the low sulphur diesel requirements.

     For the six months ended June 30, 2006, capital expenditures totaled $32.1 million on projects at our refinery. This included $27.7 million spent on regulatory and compliance projects, including $17.6 million towards compliance with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline and diesel fuel.
Retail Segment Activity
     In our Retail segment, we continued our focus on the proprietary food offerings under our GrilleMarxTM brand which we introduced during the first quarter of 2006. We also continued with the development of our “next generation store”, which is designed to add quality fresh food offerings in a modern, upscale facility. During the second quarter, we opened two additional “next generation stores” using the new retail concept, bringing our total number of stores opened in 2006 to four stores. We have invested $6.7 million of capital expenditures in the second quarter of 2006, bringing our total capital expenditures to $11.3 million during the first half of 2006.
     We also continued the site installation of a proprietary item-level inventory management scanning system which provides a platform for better inventory management with the expected long-term benefit of reducing working capital requirements. We are installing this technology in a staged implementation and anticipate to be completed with the scan-out function by the end of 2006.
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
Market Trends
     The volatility in the energy markets that we experienced in 2005 has continued in the second quarter of 2006 with the U.S. Gulf Coast 5-3-2 crack spread for the first six months of 2006 averaging $11.78 per barrel compared to an average of $8.57 in the same period of 2005, but ranging from a high of $21.50 per barrel to a low of $1.07 per barrel. High demand for refined products, a strengthening economy, production interruptions and the phase out of methyl tert-butyl ether (MTBE), resulted in increases in product prices that outpaced increases in crude oil and oil products prices in 2006 compared to 2005.
     Volatility in the wholesale cost of fuel has also increased significantly over the past year due to the factors noted above. Our average retail fuel price charged to customers has increased from $2.10 per gallon in the second quarter of 2005 to $2.75 per gallon in the second quarter of 2006. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins would decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may potentially place pressure on in-store merchandise margins.
     The results of operations from our Refining segment are significantly affected by the cost of natural gas used for fuel. Natural gas prices have historically been volatile. In the second half of 2005, this volatility was impacted as a result of the loss of domestic production related to damage from Hurricanes Katrina and Rita. Our average cost of natural gas, per million British Thermal Units (MMBTU) decreased from $10.13 per MMBTU in the second half of 2005 to $7.25 per MMBTU in the first six months of 2006.

Summary Financial and Other Information
     The following tables provide summary financial data and selected key operating statistics for Delek and our two operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited, dollars in thousands, except per share data)
Statement of Operations Data:
Net sales:
Retail	$365,583	$269,557	$663,196	$498,589
Refining (1)	454,056	190,095	816,102	190,095
Other	(49)	55	51	110

Total	819,590	459,707	1,479,349	688,794
Expenses:
Cost of goods sold	693,346	399,865	1,276,659	598,311
Operating expenses	43,399	32,307	84,085	53,298
General and administrative expenses	10,177	5,648	17,139	9,632
Depreciation and amortization	4,710	3,714	9,082	7,167
Loss (gain) on disposal of assets	1	(2,182)	1	(2,182)
Losses on forward contract activities	—	—	54	—

	751,633	439,352	1,387,020	666,226

Operating income	67,957	20,355	92,329	22,568

Interest expense	5,748	4,084	11,639	6,327
Interest income	(1,652)	(13)	(2,545)	(25)
Deferred financing costs written off in connection with refinance	—	3,466	—	3,466
Interest expense — related party	339	1,012	1,019	1,435
(Gain) loss on derivative instruments	(593)	1,123	(1,524)	1
Guarantee fees to related parties	62	125	210	125

	3,904	9,797	8,799	11,329

Income before income tax expense and cumulative effect of change in accounting policy	64,053	10,558	83,530	11,239
Income tax expense	21,859	3,695	28,467	3,944

Income before cumulative effect of change in accounting policy	42,194	6,863	55,063	7,295
Cumulative effect of change in accounting policy, net	—	—	—	267

Net income	$42,194	$6,863	$55,063	$7,028

Basic earnings per share:
Income before cumulative effect of change in accounting policy	$0.90	$0.17	$1.27	$0.19
Cumulative effect of change in accounting policy, net	—	—	—	0.01

Net income	$0.90	$0.17	$1.27	$0.18

Diluted earnings per share:
Income before cumulative effect of change in accounting policy	$0.88	$0.17	$1.26	$0.19
Cumulative effect of change in accounting policy	—	—	—	0.01

Net income	$0.88	$0.17	$1.26	$0.18

Weighted average shares, basic	47,056,536	39,389,869	43,223,202	39,389,869
Weighted average shares, diluted	48,144,592	39,389,869	43,767,230	39,389,869

Cash Flow Data:
Cash flows provided by operating activities	$48,639	$54,435	$40,508	$61,329
Cash flows used in investing activities	(135,425)	(67,898)	(120,072)	(69,769)
Cash flows provided by financing activities	112,334	82,174	112,031	77,350

Net increase in cash and cash equivalents	$25,548	$68,711	$32,467	$68,910

(1)	2005 comparative amounts reflect Refining operations from the date of acquisition, April 29, 2005, through the end of the three months or six months ended period.

Segment Data:

	Three Months Ended June 30, 2006
			Corporate,
			Other and
	Refining	Retail	Eliminations	Consolidated
	(Dollars in thousands)
Net sales (excluding intercompany sales)	$454,056	$365,583	$(49)	$819,590
Cost of goods sold	369,232	324,270	(156)	693,346
Operating expenses	17,209	26,084	106	43,399

Segment contribution margin	$67,615	$15,229	$1	82,845

General and administrative expenses				10,177
Depreciation and amortization				4,710
Loss on disposal of assets				1

Operating income				$67,957

	Three Months Ended June 30, 2005
	(Excluding Refining which was for the period from
	April 29, 2005 though June 30, 2005)
			Corporate,
			Other and
	Refining	Retail	Eliminations	Consolidated
Net sales	$190,095	$269,557	$55	$459,707
Operating costs and expenses:
Cost of goods sold	166,951	232,901	13	399,865
Operating expenses	11,316	20,877	114	32,307

Segment contribution margin	$11,828	$15,779	$(72)	27,535

General and administrative expenses				5,648
Depreciation and amortization				3,714
Gain on disposal of assets				(2,182)

Operating income				$20,355

	Six Months Ended June 30, 2006
			Corporate,
			Other and
	Refining	Retail	Eliminations	Consolidated
	(Dollars in thousands)
Net sales (excluding intercompany sales)	$816,102	$663,196	$51	$1,479,349
Cost of goods sold	688,232	588,582	(155)	1,276,659
Operating expenses	34,900	48,994	191	84,085

Segment contribution margin	$92,970	$25,620	$15	118,605

General and administrative expenses				17,139
Depreciation and amortization				9,082
Loss on disposal of assets				1
Losses on forward contract activities				54

Operating income				$92,329

	Six Months Ended June 30, 2005
	(Excluding Refining which was for the period from
	April 29, 2005 though June 30, 2005)
			Corporate,
			Other and
	Refining	Retail	Eliminations	Consolidated
Net sales	$190,095	$498,589	$110	$688,794
Operating costs and expenses:
Cost of goods sold	166,951	431,347	13	598,311
Operating expenses	11,316	41,794	188	53,298

Segment contribution margin	$11,828	$25,448	$(91)	37,185

General and administrative expenses				9,632
Depreciation and amortization				7,167
Gain on disposal of assets				(2,182)

Operating income				$22,568

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REFINING SEGMENT (1) :
Days operated in period	91	63	181	63
Total sales volume (average barrels per day)	57,036	48,463	55,659	48,463

Products manufactured (average barrels per day):
Gasoline	29,987	26,709	29,707	26,709
Diesel/Jet	21,680	20,492	22,753	20,492
Petrochemicals, LPG, NGLs	2,575	2,415	2,347	2,415
Other	1,914	906	2,623	906
Total production	56,156	50,522	57,430	50,522

Throughput (average barrels per day):
Crude oil	55,985	51,343	56,991	51,343
Other feedstocks	1,357	913	1,485	913
Total throughput	57,342	52,256	58,476	52,256

Per barrel of sales:
Refining operating margin (2)	$16.34	$7.58	$12.69	$7.58
Direct operating expenses	$3.31	$3.71	$3.46	$3.71

Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$70.67	$53.01	$67.08	$53.01
US Gulf Coast 5-3-2 crack spread (per barrel)	$15.38	$8.57	$11.78	$8.57
US Gulf Coast Unleaded Gasoline (per gallon)	$2.11	$1.45	$1.91	$1.45
Low sulfur diesel (per gallon)	$2.12	$1.56	$2.00	$1.56
Natural gas — (per MMBTU)	$6.65	$6.84	$7.10	$6.84

	Three Months Ended June 30, ,		Six Months Ended June 30,
	2006	2005	2006	2005
RETAIL SEGMENT:
Number of stores (end of period)	349	329	349	329
Average number of stores	349	330	349	330
Retail fuel sales (thousands of gallons)	95,213	86,002	185,421	166,074
Average retail gallons per average number of stores (in thousands)	273	261	531	503
Retail fuel margin ($ per gallon)	$0.161	$0.155	$0.140	$0.141
Merchandise sales (in thousands)	$82,412	$75,477	$155,200	$141,501
Merchandise margin %	30.8%	30.2%	30.7%	30.4%

Credit expense (% of gross margin) (3)	7.9%	5.6%	7.9%	5.6%
Merchandise and cash over/short (% of net sales) (4)	0.2%	0.3%	0.3%	0.3%
Operating expense/merchandise sales plus total gallons (5)	14.0%	12.4%	13.8%	13.1%

(1)	2005 comparative amounts reflect Refining operations from the date of acquisition, April 29, 2005, through the end of the three months or six months ended period.

(2)	Refining operating margin per barrel is calculated by dividing the margin between net sales and cost of crude oil, feedstocks and related transportation by the total barrels sold at our refinery. Industry-wide refining results are driven and measured by the margins between refined petroleum product prices and the prices for crude oil, which are referred to as crack spreads: the differential in price between a representative barrel of benchmark refined petroleum products, such as gasoline or heating oil, and a barrel of benchmark crude oil. The US Gulf Coast 5-3-2 crack spread represents the differential between Platt’s quotations for 3/5 of a barrel of US Gulf Coast Pipeline 87 Octane Conventional Gasoline and 2/5 of a barrel of US Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) on the one hand, and the first month futures price of 5/5 of a barrel of light sweet crude oil on the New York Mercantile Exchange, on the other hand. We compare our refining operating margin to these crack spreads to assess our operating performance relative to other participants in our industry.

(3)	Consists of third party credit, debit and fuel card processing fees as a percentage of gross margin.

(4)	Merchandise and cash over/short as a percentage of net sales is a measure of merchandise loss or theft, motor fuel theft and cash shortages as a percentage of net sales.

(5)	Operating expense for our Retail segment divided by merchandise sales plus retail fuel gallons is a ratio we use to measure store operating performance — especially operating expense control. Retail fuel gallons are used rather than net retail fuel sales to eliminate the volatility of fuel prices in the calculation and improve comparability.

Results of Operations
  Three months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
  Net Sales
     Consolidated. Net sales were $819.6 million for the second quarter of 2006, compared to $459.7 million for the second quarter of 2005, an increase of $359.9 million or 78.3%. The increase in net sales was primarily due to the inclusion of a full three months of sales from the acquired Tyler refinery compared to only two months operations in the three month period ended June 30, 2005, or $145.4 million, $30.2 million in net sales from the BP stores acquired in December 2005 and higher average retail fuel prices at our convenience stores.
     Refining Segment. Operations in our refining segment began with the acquisition of the Tyler refinery on April 29, 2005. This comparison of a three-month period of operation in 2006 to a shortened two-month period of operation in 2005 effects all total volume comparisons. Net sales were $454.1 million for the second quarter of 2006, compared with net sales for the second quarter of 2005 of $190.1 million. Total sales volume was 5.2 million barrels at an average sales price of $87.48 per barrel in the second quarter of 2006, compared to total sales volume of 3.1 million barrels at an average sales price of $62.26 per barrel for the second quarter of 2005. Sales volume for refined gasoline was 2.8 million barrels at an average sales price of $90.69 per barrel in the second quarter of 2006, compared to 1.6 million barrels at an average sales price of $61.62 per barrel in the second quarter of 2005. Sales volume for diesel/jet fuel was 2.0 million barrels at an average sales price of $88.60 per barrel in the second quarter of 2006, compared to 1.2 million barrels at an average sales price of $64.68 per barrel in the second quarter of 2005. Sales volume for other products was 0.2 million barrels at an average sales price of $64.66 per barrel, compared to 0.15 million barrels at an average sales prices of $42.52 per barrel in the second quarter of 2005.
     Retail Segment. Net sales for our retail segment were $365.6 million for the second quarter of 2006, compared to $269.6 million for the second quarter of 2005, an increase of $96.0 million or 35.6%. This increase was primarily due to $30.2 million in net sales from the BP stores acquired in December 2005 and a 31.0% increase in average retail fuel prices.
     Fuel Sales and Gallons. Retail fuel sales were 95.2 million gallons for the second quarter of 2006, compared to 86.0 million gallons for the second quarter of 2005. This increase was primarily due to 9.2 million gallons sold as a result of the acquisition of the BP stores in December 2005 and increased gallons sold through our new retail concept stores. Comparable store (company stores operated for the entire three months in both 2006 and 2005) gallons stayed relatively consistent during the second quarter of 2006 as compared to the second quarter of 2005. Total fuel sales, including wholesale gallons, were $283.2 million for the second quarter of 2006, compared to $194.1 million for the second quarter of 2005, an increase of $89.1 million or 45.9%. The increase was primarily due to an increase of $0.65 per gallon in the average retail price per gallon ($2.75 per gallon compared to $2.10 per gallon) and $25.7 million in sales from the BP stores.
     Merchandise Sales. Merchandise sales were $82.4 million for the second quarter of 2006, compared to $75.5 million for the second quarter of 2005, an increase of $6.9 million, or 9.1%. This increase was primarily due to $4.5 million in merchandise sales from the BP stores acquired in December 2005 and additional merchandise sales of $0.4 million in our new retail concept stores. Comparable store merchandise sales increased $3.0 million or 4.0%, primarily due to a 4.8% increase in cigarette sales and a 6.9% increase in dairy sales.
  Cost of Goods Sold
     Consolidated. Cost of goods sold was $693.3 million for the second quarter of 2006, compared to $399.9 million for the second quarter of 2005, an increase of $293.4 million or 73.4%. Of this increase, $117.7 million was due to the inclusion of a full three months of operations from the acquired Tyler refinery compared to only two months operations in the three month period ended June 30, 2005, and $26.8 million was due to the cost of goods sold resulting from the BP stores acquired in December 2005. Additionally, comparable store cost of goods sold increased $57.8 million primarily due to an increase in the average fuel cost at our retail fuel and convenience stores of 32.9%.

     Refining Segment. Cost of goods sold for our refining segment was $369.2 million for the second quarter of 2006, approximating a cost per barrel sold of $71.14. This cost per barrel resulted in a refining operating margin of $84.8 million or $16.34 per barrel in the second quarter of 2006. This compares to cost of goods sold for our refining segment of $166.9 million for the second quarter of 2005, approximating a cost per barrel sold of $54.68. This cost per barrel resulted in a refining operating margin of $23.1 million or $7.58 per barrel in the second quarter of 2005.
     Retail Segment. Cost of goods sold was $324.3 million for the second quarter of 2006, compared to $232.9 million for the second quarter of 2005, an increase of $91.4 million or 39.2%. Of this increase, $26.8 million was due to the cost of goods sold resulting from the BP stores acquired in December 2005. Additionally, comparable store cost of goods sold increased $57.8 million primarily due to an increase in the average fuel cost at our retail fuel and convenience stores of 32.8%.
  Operating Expenses
     Operating expenses were $43.4 million for the second quarter of 2006, compared to $32.3 million for the second quarter of 2005, an increase of $11.1 million or 34.4%. Of this increase, $5.9 million was due to an increase in operating costs from the Tyler refinery which operated for three months in 2006 versus two months in 2005. Refinery operating costs approximate $3.31 per barrel sold in the second quarter of 2006 versus $3.71 in the comparative period of 2005. The remaining increase in operating costs was driven by $1.9 million in operating expenses from the BP stores acquired in December 2005. Also contributing to the higher operating expenses were credit card expenses at our retail segment which increased $1.3 million or 62.8% as a result of higher credit card transaction amounts due primarily to higher fuel prices as well as increases in interchange fees charged by several credit card providers. Furthermore, during the second quarter of 2006, we increased our self-insurance reserves for workers’ compensation and general liability claims by approximately $1.0 million as a result of certain large claims incurred at the retail segment and limited operating history at the Refinery and the BP stores.
  General and Administrative Expenses
     General and administrative expenses were $10.2 million for the second quarter of 2006, compared to $5.6 million for the second quarter of 2005, an increase of $4.6 million or 82.1%. Delek does not allocate general and administrative expenses to the segments, however this increase was primarily due to recognition of share-based compensation associated with the implementation of SFAS No. 123R, additional bonus accruals associated with IPO activity, increases in personnel, professional support and contractors as a result of being a public company, consulting costs associated with several projects at the refinery and an increase in insurance reserves for general liability insurance.
  Depreciation and Amortization
     Depreciation and amortization were $4.7 million for the second quarter of 2006, compared to $3.7 million for the second quarter of 2005, an increase of $1.0 million or 27.0%. This increase was primarily due to depreciation associated with the Refinery due to three months of operations in 2006 versus two months of operations in 2005, and the BP stores acquired in December.
  Gain on Disposal of Assets
     During the second quarter of 2005, we recognized a net pre-tax gain of $2.2 million with the sale of one convenience store due to its prime real estate location. There were no similar disposals during the second quarter of 2006.
Interest Expense, Interest Income, Deferred Finance Costs Written Off in Connection with Refinance, Interest Expense to Related Parties, Gain (Loss) on Interest Rate Derivative Instruments and Guarantee Fees to Related Parties
     Interest expense was $5.7 million for the second quarter of 2006, compared to $4.1 million for the second quarter of 2005, an increase of $1.6 million or 39.0%. This increase was due primarily to increased indebtedness and letter of credit fees associated with the purchases of the Tyler refinery and BP stores and higher short-term interest rates.
     Interest income was $1.7 million for the second quarter of 2006, compared to an immaterial amount of interest income in the second quarter of 2005. This increase was due primarily to higher cash balances as result of the Tyler refinery operations and an increase in short-term investments, primarily market auction rate debt securities, as a result of both the Tyler refinery’s favorable operations, as well as the proceeds from our IPO in May 2006.

     During the second quarter of 2005, we wrote off $3.5 million of deferred financing costs associated with the refinancing of a portion of our long-term debt. Additionally during the second quarter of 2006, we recognized $0.6 million in unrealized gains on interest rate derivatives as compared to a $1.1 million unrealized loss during the second quarter of 2005.
  Income Tax Expense
     Income tax expense was $21.9 million during the second quarter of 2006, compared to $3.7 million for the second quarter of 2005, an increase of $18.2 million or 491.9%. This increase primarily resulted from our higher taxable income during the second quarter of 2006 compared to the second quarter of 2005 primarily as a result of the favorable operations of the Tyler refinery acquired in April 2005.
     This increase was partially offset by a decrease in our effective tax rate. Substantially all of our refinery operations are conducted through a Texas limited partnership, which is not subject to Texas franchise tax. The limited partnership’s 0.1% general partner was subject to Texas franchise tax on its 0.1% share of refining operations. Accordingly, the effective tax rate applicable to our refining operations is the federal tax rate plus a nominal amount of state franchise tax. Consequently, our consolidated effective tax rate was reduced by our refinery’s proportionate contribution to our consolidated pretax earnings. Our effective tax rate was 34.1% for the second quarter of 2006, compared to 35.0% for the second quarter of 2005. The taxation of earnings in Texas is subject to change due to new legislation which will be effective January 1, 2007. This legislation will require taxation of all or a portion of a limited partnership’s earnings.
  Six months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
  Net Sales
     Consolidated. Net sales were $1,479.3 million through the second quarter of 2006, compared to $688.8 million through the second quarter of 2005, an increase of $790.5 million or 114.8%. The increase in net sales was primarily due to the inclusion of a full six months of sales from the acquired Tyler Refinery compared to only two months operations in the six months ended June 30, 2005, or $507.4 million, $55.2 million in net sales from the BP stores purchased in December 2005, and higher average fuel prices at both our Refinery and our Retail fuel and convenience stores.
     Refining Segment. Operations in our refining segment began with the acquisition of the Refinery on April 29, 2005. Net sales were $816.1 million for the six months ended June 30, 2006 compared to $190.1 million for the six months ended June 30, 2005, an increase of $626.0 million or 329.3%. Of this increase, $507.4 million resulted from the inclusion of a full six months of sales from the acquisition of the Refinery compared to only two months in the six months ended June 30, 2005. Additionally, total sales volume for the six months ended June 30, 2006, averaged 55,659 barrels per day compared to 48,463 barrels per day for the six months ended June 30, 2005, an increase of 7,196 barrels per day or 14.9%. Average sales price per gallon rose to $81.01 per barrel for the first six months of 2006 compared to $62.26 per barrel in 2005, an increase of 30.1%.
     Retail Segment. Net sales for our retail segment were $663.2 million through the second quarter of 2006, compared to $498.6 million through the second quarter of 2005, an increase of $164.6 million or 33.0%. This increase was primarily due to $55.2 million in net sales from the BP stores acquired in December 2005 and a 26.5% increase in average retail fuel prices.
     Fuel Sales and Gallons. Retail fuel sales were 185.4 million gallons through the second quarter of 2006, compared to 166.1 million gallons through the second quarter of 2005. This increase was primarily due to 18.3 million gallons sold as a result of the acquisition of the BP stores in December 2005 and increased gallons sold through our new retail concept stores. Comparable store (company stores operated for the entire six months in both 2006 and 2005) gallons sold increased 1.4 million gallons through the second quarter of 2006 as compared to through the second quarter of 2005. Total fuel sales, including wholesale gallons, were $508.0 million during the second quarter of 2006, compared to $357.1 million during the second quarter of 2005, an increase of $150.9 million or 42.3%. The increase was primarily due to an increase of $0.53 per gallon in the average retail price per gallon ($2.53 per gallon compared to $2.00 per gallon) and $46.9 million in sales from the BP stores acquired in December 2005.
     Merchandise Sales. Merchandise sales were $155.2 million through the second quarter of 2006, compared to $141.5 million through the second quarter of 2005, an increase of $13.7 million, or 9.7%. This increase was primarily due to $8.3 million in merchandise sales from the BP stores acquired in December 2005. Comparable store merchandise sales increased $5.1 million or 3.7%, primarily due to a 4.9% increase in cigarette sales and a 10.0% increase in dairy sales.

  Cost of Goods Sold
     Consolidated. Cost of goods sold was $1,276.7 million through the second quarter of 2006, compared to $598.3 million through the second quarter of 2005, an increase of $678.4 million or 113.4%. Of this increase, $521.3 million was due to the cost of goods sold from the Refinery and $49.3 million was due to the cost of goods sold resulting from the BP stores acquired in December 2005. Additionally, comparable store cost of goods sold increased $99.6 million primarily due to an increase in the average fuel cost at our retail fuel and convenience stores of 29.0%.
     Refining Segment. Cost of goods sold for our Refining segment was $688.2 million for 2006, compared to $167.0 million in the six months ended June 30, 2005, an increase of $521.3 million or 312.2%. Of this increase, $436.7 million resulted from the inclusion of a full six months of cost of goods sold from the Refinery compared to only two months in the six months ended June 30, 2005. The remaining cost increase was due to a 14.9% increase in average barrels sold per day and a 24.9% increase in crude and feedstock cost per barrel in the first six months in 2006 compared to the average cost per barrels of the two months we operated the refinery in the same period in 2005. As a result, our refinery operating margin was $12.69 per barrel for the first six months of 2006 compared to $7.58 per barrel for the period operated last year.
     Retail Segment. Cost of goods sold for our retail segment was $588.6 million through the second quarter of 2006, compared to $431.3 million through the second quarter of 2005, an increase of $157.3 million or 36.5%. Of this increase, $49.3 million was due to the cost of goods sold resulting from the BP stores acquired in December 2005. Additionally, comparable store cost of goods sold increased $99.6 million primarily due to an increase in the average fuel cost at our retail fuel and convenience stores of 29.0%.
  Operating Expenses
     Operating expenses were $84.1 million through the second quarter of 2006, compared to $53.3 million through the second quarter of 2005, an increase of $30.8 million or 57.8%. Of this increase, $23.6 million resulted from the inclusion of a full six months of expense from the acquisition of the Refinery, acquired in April 2005, compared to only two months in the six months ended June 30, 2005. Refinery operating costs approximate $3.46 per barrel sold in year-to-date 2006 versus $3.71 in 2005. Additionally $3.7 million in operating expenses was generated from the BP stores acquired in December 2005 and therefore, not included in the comparative 2005 six month period. Also contributing to the higher operating expenses were credit card expenses at our retail segment which increased $2.1 million or 55.8% as a result of higher credit card transaction amounts due primarily to higher fuel prices, as well as increases in interchange fees charged by several credit card providers. Furthermore, during the second quarter of 2006, we increased our self-insurance reserves for workers’ compensation and general liability claims by approximately $1.0 million as a result of certain large claims incurred at the Retail segment and limited operating history at the Refinery and the BP stores.
  General and Administrative Expenses
     General and administrative expenses were $17.1 million through the second quarter of 2006, compared to $9.6 million through the second quarter of 2005, an increase of $7.5 million or 78.1%. Delek does not allocate general and administrative expenses to the segments, however this increase was primarily due to recognition of share-based compensation associated with the implementation of SFAS No. 123R, additional bonus accruals associated with IPO activity, increases in personnel, professional support and contractors as a result of being a public company, consulting costs associated with several projects at the refinery and an increase in insurance reserves for general liability insurance. Additionally, increases related to the acquisition of the Refinery and our continued Sarbanes-Oxley compliance activities increased the year-to-date expense. Delek is working toward meeting its requirement to certify compliance with the internal control requirements of Sarbanes-Oxley in 2007.
  Depreciation and Amortization
     Depreciation and amortization were $9.1 million through the six months ended June 30, 2006, compared to $7.2 million through the six months ended June 30, 2005, an increase of $1.9 million or 26.4%. This increase was primarily due to depreciation associated with the Refinery due to six months of expense in 2006 versus two months in the 2005 comparative period. Additionally, the BP stores acquired during 2005 have no comparative depreciation expense in 2005.

Interest Expense, Interest Income, Deferred Finance Costs Written Off in Connection with Refinance, Interest Expense to Related Parties, Gain (Loss) on Interest Rate Derivative Instruments and Guarantee Fees to Related Parties
     Interest expense was $11.6 million through the second quarter of 2006, compared to $6.3 million through the second quarter of 2005, an increase of $5.3 million or 84.1%. This increase was due primarily to increased indebtedness and letter of credit fees associated with the purchases of the Refinery and BP stores and higher short-term interest rates.
     Interest income was $2.5 million through the second quarter of 2006, compared to an immaterial amount of interest income through the second quarter of 2005. This increase was due primarily to higher cash balances as result of the Refinery operations and an increase in short-term investments, primarily market auction rate debt securities, as a result of both the Refinery’s favorable operations, as well as the proceeds from our IPO in May 2006.
     During the second quarter of 2005, we wrote off $3.5 million of deferred financing costs associated with the refinancing of a portion of our long-term debt. Additionally through the second quarter of 2006, we recognized $1.5 million in unrealized gains on interest rate derivatives as compared to an immaterial unrealized loss through the second quarter of 2005.
  Income Tax Expense
     Income tax expense was $28.5 million through the second quarter of 2006, compared to $3.9 million through the second quarter of 2005, an increase of $24.6 million or 630.8%. This increase primarily resulted from our higher taxable income through the second quarter of 2006 compared to through the second quarter of 2005 primarily as a result of the favorable operations of the Refinery acquired in April 2005.
     This increase was partially offset by a decrease in our effective tax rate. Substantially all of our refinery operations are conducted through a Texas limited partnership, which is not subject to Texas franchise tax. The limited partnership’s 0.1% general partner was subject to Texas franchise tax on its 0.1% share of refining operations. Accordingly, the effective tax rate applicable to our refining operations is the federal tax rate plus a nominal amount of state franchise tax. Consequently, our consolidated effective tax rate was reduced by our refinery’s proportionate contribution to our consolidated pretax earnings. Our effective tax rate was 34.1% through the second quarter of 2006, compared to 35.0% through the second quarter of 2005. The taxation of earnings in Texas is subject to change due to new legislation which will be effective January 1, 2007. This legislation will require taxation of all or a portion of a limited partnership’s earnings.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash generated from our operating activities and borrowings under our revolving credit facility and from related parties. In addition, our liquidity was enhanced during the second quarter of 2006 by the receipt of $172.0 million net proceeds from our initial public offering after the payment of underwriting discounts and commissions, but before the deduction of offering expenses. We believe that our cash flows from operations, borrowings under our revolving credit facilities, proceeds from our initial public offering and other capital resources will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete.
  Cash Flows from Operating Activities
     Net cash provided by operating activities was $40.5 million for the first six months of 2006, compared to $61.3 million for the same period in 2005. This decrease in cash flows from operations was primarily due to changes in our fuel payable and prepaid inventory balances during the prior period as a result of operations at the Refinery acquired in April 2005. These decreases were partially offset by higher net income primarily as a result of the operation of the Refinery for a full six months and a corresponding change in our income taxes payable during the current period.
  Cash Flows from Investing Activities
     Net cash used in investing activities was $120.1 million for the first six months of 2006, compared to cash provided of $69.8 million for the same period of 2005. This increase was primarily a result of current period purchases and sales of short-term investments with net uses of $81.5 million. Our short-term investments consist of market auction rate debt securities which Delek purchases from time to time using excess cash on deposit.

     Additional cash used in investing activities includes our capital expenditures during the current period of approximately $43.4 million, of which $32.1 million was spent on projects at our Refinery and $11.3 million in our retail segment. We spent $27.7 million on regulatory and compliance projects at the Refinery. In our Retail segment, we spent $7.3 million opening four “new generation stores”, completing one retro-fit of a store and re-imaging the majority of the BP stores acquired in December 2005.
In the six months ended June 30, 2005, we utilized $68.1 million of cash in connection with the acquisition of the Refinery.
  Cash Flows from Financing Activities
     Net cash provided from financing activities was $112.0 million for the first six months of 2006, compared to $77.4 million during the same period of 2005. Cash provided from financing activities was primarily as a result of our initial public offering completed on May 9, 2006. We received approximately $172.0 million in net proceeds from the initial public offering after payment of underwriting discounts and commissions of approximately $12.0 million, but before deduction of offering expenses.
     Cash used in financing activities during the current period primarily included debt repayments of $16.3 million on our Senior Secured Credit Facility and repayment of two related party notes totaling $42.5 million. We fully repaid the $25.0 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek – The Israel Fuel Corporation Ltd. (Delek Fuel), which bore interest at a rate of 6.3% per year and had a maturity date of April 27, 2008; and we fully repaid the $17.5 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Group, which bore interest at a rate of 7.0% per year and had a maturity date of April 27, 2010.
     On May 23, 2006, we also, refinanced $30.0 million of existing promissory notes with the IDB Note, a new $30.0 million promissory note in favor of Israel Discount Bank of New York. The proceeds of this note were used to repay the outstanding $10.0 million of indebtedness under the Bank Leumi note due April 27, 2007 and to refinance the $20.0 million outstanding principal indebtedness under the previous note with Israel Discount Bank of New York due April 30, 2007. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.00% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by Delek with the first interest payment due on November 26, 2006. In connection with this refinancing, the Delek Group guaranty made to Israel Discount Bank of New York on Delek’s behalf and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.
     Activity during the comparable period in 2005 primarily consisted of scheduled debt payments related to the Credit Agreement – Term A and Term B Loans, SunTrust Term Loan and SunTrust Revolver, all of which were refinanced with the Senior Secured Credit Facility in 2005.
  Cash Position and Indebtedness
     As of June 30, 2006, our total cash and cash equivalents were $95.0 million and we had total indebtedness of approximately $212.9 million. Borrowing availability under our two separate revolving credit facilities was approximately $96.1 million and we had a total face value of letters of credit outstanding of $213.0 million. We were in compliance with our covenants in both facilities as of June 30, 2006. In addition to letters of credit mentioned above, we had letters of credit for fuel purchases totaling $4.8 million issued in our favor by Delek Fuel liquidity was further enhanced during the second quarter of 2006 by the receipt of approximately $172.0 million in net proceeds from our initial public offering of common stock, before the deduction of offering expenses, of which $73.1 million is invested in short-term investments at June 30, 2006.
  Capital Spending
     Our original total capital expenditure budget for 2006 was $77.4 million, primarily related to retail activities and environmental expenditures. During the second quarter, additional project costs associated with several refinery improvements have required us to reassess that budget.
     As of June 30, 2006, we had spent $43.4 million in total for capital expenditures. Of this amount, $32.1 million was spent in Refinery projects. Environmental projects at the refinery totaled $27.7 million, including $17.6 million towards compliance with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline and diesel fuel. We now expect total capital expenditures in the Refining segment to be approximately $66.7 million for all of 2006.

     In the Retail segment, we have spent $11.3 million through June 30, 2006. In 2006, we now expect to spend approximately $25.3 million in the Retail segment, $18.1 million of this total will consist of new construction, retrofits, and “raze and rebuild” projects. As of June 30, 2006, approximately $7.3 million had been spent on such projects.
     We now expect our capital expenditure budget for 2006 to be $92.0 million. The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects to the refinery. Additionally, the scope and/or cost of employee and/or contractor labor expense related with installation of that equipment could increase from our projections. Improvement projects at the Refinery have extended timelines associated with them, and that might allow for significant deviations from the originally anticipated costs and delays from the originally anticipated timelines.
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
     We are exposed to market risks related to the volatility of crude oil and refined petroleum product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices, which depend on many factors, including demand for crude oil, gasoline and other refined petroleum products, changes in the economy, worldwide production levels, worldwide inventory levels and governmental regulatory initiatives. Our risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations. We did not enter into or carry any commodity futures contracts in the three or six month periods ended June 30, 2006 and 2005, respectively.
     We maintain at our Refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At June 30, 2006, we held approximately 1.4 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $55.33 per barrel. Replacement cost (FIFO) exceeded carrying value of LIFO costs by $18.0 million. We refer to this excess as our LIFO reserve.
     Interest Rate Risk. We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $212.9 million as of June 30, 2006. We help manage this risk through interest rate cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with SFAS No. 133, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments increased by $1.5 million and an immaterial amount for the six months ending June 30, 2006 and June 30, 2005, respectively.
     The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreement taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect the interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical 1% change in interest rates on floating rate debt outstanding as of June 30, 2006 would be to change interest expense by $2.1 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of June 30, 2006, we had interest rate cap agreements in place representing $131.3 million in notional value with various settlement dates, the latest of which expires in July 2010. These interest rate caps range from 3.50% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.50% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was $5.0 million as of June 30, 2006.

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

PART II.
OTHER INFORMATION
Item 1A. Risk Factors
     Our Prospectus filed with the Securities and Exchange Commission on May 4, 2006, includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Prospectus.
     “The costs, scope and timelines of our capital improvement projects may deviate significantly from our original plans and estimates.”
     We may experience unanticipated increases in the cost, scope and completion time for our capital improvement projects, including capital improvement projects at the refinery undertaken to comply with government regulations. Equipment that we require to complete capital improvement projects may be unavailable to us at expected costs or within expected time periods, increasing project costs or causing delays. Additionally, employee or contractor labor expense may exceed our expectations. The inability to complete our capital improvement projects within the cost parameters and timelines we anticipate due to these or other factors beyond our control could have a material adverse effect on our business, financial condition and results of operations.
     “Other than the risk factor set forth above, there are no material changes to the risk factors disclosed in the Prospectus.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
     On May 3, 2006, the SEC declared effective our registration statement on Form S-1 (Registration No. 333-131675) related to our initial public offering of common stock. Approximately $4.1 million was used to pay offering expenses related to the initial public offering, and approximately $12.0 million was used to pay underwriting discounts and commissions. Net proceeds of the offering after payment of offering expenses and underwriting discounts and commissions were approximately $167.9 million.
          As of June 30, 2006, we used the net proceeds from the offering as follows:
•	to fully repay the $25.0 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Fuel one of our affiliates, which bore interest at a rate of 6.3% per year and had a maturity date of April 27, 2008;

•	to fully repay the $17.5 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Group Ltd., which bore interest at a rate of 7.0% per year and had a maturity date of April 27, 2010;

•	to pay expenses of $4.1 million associated with the offering.
     The remaining net proceeds from the offering continue to be invested in short term investments consisting of market auction rate debt securities.
Item 4. Submission of Matters to a Vote of Security Holders
     On April 17, 2006, our sole stockholder prior to our initial public offering, by written consent, approved (i) an amendment and restatement to our certificate of incorporation in connection with our initial public offering of common stock, and (ii) adoption of our 2006 Long-Term Incentive Plan.
Item 5. Other Information
     In August 2006, in recognition of the substantial expenditure of time and effort required to successfully complete our initial public offering on May 9, 2006, the Compensation Committee of our Board of Directors approved and recommended to the Board of Directors, and the Board of Directors approved, the payment of up to $540,000 in cash bonuses to certain of our employees, including cash bonuses in the following amounts to the following executive officers, each of whom is one of our five most highly compensated executive officers for purposes of Item 402 of Regulation S-K:

Name	Cash Bonus Amount
Lynwood Gregory, Senior Vice President	$15,000
Frederec Green, Chief Operating Officer of Delek Refining	$25,000
Edward Morgan, Vice President and Chief Financial Officer	$25,000
Tony McLarty , Vice President of Human Resources	$15,000
We expect to make these bonus payments in August 2006.

Item 6. Exhibits

Exhibit No.	Description
10.1(a)	Purchase and Sale Agreement, dated June 14, 2006, by and between MAPCO Express, Inc., Fast Petroleum, Inc., Worth L. Thompson, Jr., John E. Thompson, Thompson Management, Inc., Thompson Acquisitions, Inc., Thompson Investment Properties, Inc., WJET, Inc., Fast Financial Services, Inc. and Top Tier Assets LLC.

10.1(b)	First Amendment to Purchase and Sale Agreement, made and entered into as of July 13, 2006, by and between MAPCO Express, Inc., Fast Petroleum, Inc., Worth L. Thompson, Jr., John E. Thompson, Thompson Management, Inc., Thompson Acquisitions, Inc., Thompson Investment Properties, Inc., WJET, Inc., Fast Financial Services, Inc. and Top Tier Assets LLC.

10.2(a)	Purchase and Sale Agreement, entered into effective June 21, 2006, by and among Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, and Delek US Holdings, Inc.

10.2(b)	First Amendment to Purchase and Sale Agreement, made and entered into as of July 31, 2006, by and among Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, Pride Products and Delek US Holdings, Inc. and Delek Marketing & Supply, LP.

10.3	Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the Registrant, Delek US Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:

Signature	Title	Date

/s/ EZRA UZI YEMIN	President and Chief Executive	August 11, 2006

Ezra Uzi Yemin	Officer (Principal Executive
Officer) and Director

/s/ EDWARD MORGAN	Vice President and Chief Financial Officer	August 11, 2006

Edward Morgan	(Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1(a)	Purchase and Sale Agreement, dated June 14, 2006, by and between MAPCO Express, Inc., Fast Petroleum, Inc., Worth L. Thompson, Jr., John E. Thompson, Thompson Management, Inc., Thompson Acquisitions, Inc., Thompson Investment Properties, Inc., WJET, Inc., Fast Financial Services, Inc. and Top Tier Assets LLC.

10.1(b)	First Amendment to Purchase and Sale Agreement, made and entered into as of July 13, 2006, by and between MAPCO Express, Inc., Fast Petroleum, Inc., Worth L. Thompson, Jr., John E. Thompson, Thompson Management, Inc., Thompson Acquisitions, Inc., Thompson Investment Properties, Inc., WJET, Inc., Fast Financial Services, Inc. and Top Tier Assets LLC.

10.2(a)	Purchase and Sale Agreement, entered into effective June 21, 2006, by and among Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, and Delek US Holdings, Inc.

10.2(b)	First Amendment to Purchase and Sale Agreement, made and entered into as of July 31, 2006, by and among Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, Pride Products and Delek US Holdings, Inc. and Delek Marketing & Supply, LP.

10.3	Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002