Form 10-Q
period 2006-09-30
Delek US Holdings, Inc.
filed 2006-11-14
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 27, 2006 was 50,889,869.

PART I.
FINANCIAL INFORMATION
ITEM 1. Financial Statements
DELEK US HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$100,161	$62,568
Short-term investments	80,918	26,586
Accounts receivable	92,876	52,968
Inventory	117,361	101,294
Income tax receivable	1,078	—
Other current assets	24,054	8,405

Total current assets	416,448	251,821

Property, plant and equipment:
Property, plant and equipment	475,839	317,118
Less: accumulated depreciation	(60,837)	(46,523)

Total property, plant and equipment, net	415,002	270,595

Goodwill	82,484	63,711
Other intangibles	13,701	549
Note receivable from a related party	—	200
Other noncurrent assets	17,647	19,284

Total assets	$945,282	$606,160

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$62,551	$35,392
Accounts payable to a related party	125	—
Fuel payable	135,386	109,154
Current portion of long-term debt	25,493	1,696
Interest payable	2,007	1,870
Related party interest payable	—	2,870
Other taxes payable	13,032	11,760
Accrued employee costs	3,384	4,649
Income taxes payable	—	202
Accrued expenses and other current liabilities	8,911	8,221

Total current liabilities	250,889	175,814

Noncurrent liabilities:
Long-term debt, net of current portion	260,813	224,559
Notes payable to related parties	—	42,500
Accrued lease liability	4,241	3,754
Deferred revenue, net of current portion	1,588	1,434
Asset retirement obligations	3,895	3,393
Deferred tax liabilities	41,857	27,530
Other noncurrent liabilities	11,582	7,306

Total noncurrent liabilities	323,976	310,476

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 50,889,869 shares and 39,389,869 shares issued and outstanding, respectively	509	394
Additional paid-in capital	209,753	40,727
Retained earnings	160,155	78,749

Total shareholders’ equity	370,417	119,870

Total liabilities and shareholders’ equity	$945,282	$606,160

See accompanying notes to the condensed consolidated financial statements.

DELEK US HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$920,851	$698,747	$2,400,200	$1,387,541

Operating costs and expenses:
Cost of goods sold	817,413	581,184	2,094,072	1,179,495
Operating expenses	44,767	38,988	128,852	92,286
General and administrative expenses	10,032	7,405	27,171	17,037
Depreciation and amortization	5,733	4,305	14,815	11,472
Loss (gain) on disposal of assets	5	544	6	(1,638)
Losses on forward contract activities	—	10,923	54	10,923

	877,950	643,349	2,264,970	1,309,575

Operating income	42,901	55,398	135,230	77,966

Interest expense	5,443	5,531	17,082	11,858
Interest income	(2,430)	(1,068)	(4,975)	(1,093)
Deferred finance cost written off in connection with refinance	—	—	—	3,466
Interest expense to related parties	—	852	1,019	2,287
(Gain) loss on interest rate derivative instruments	1,363	(1,015)	(161)	(1,014)
Guarantee fees to related parties	—	188	210	313

	4,376	4,488	13,175	15,817

Income before income tax expense and cumulative effect of change in accounting policy	38,525	50,910	122,055	62,149

Income tax expense	12,182	18,418	40,649	22,362

Income before cumulative effect of change in accounting policy	26,343	32,492	81,406	39,787

Cumulative effect of change in accounting policy, net	—	—	—	267

Net income	$26,343	$32,492	$81,406	$39,520

Basic earnings per share:
Income before cumulative effect of change in accounting policy	$0.52	$0.82	$1.78	$1.01
Cumulative effect of change in accounting policy, net	—	—	—	(0.01)

Net income	$0.52	$0.82	$1.78	$1.00

Diluted earnings per share:
Income before cumulative effect of change in accounting policy	$0.51	$0.82	$1.75	$1.01
Cumulative effect of change in accounting policy, net	—	—	—	(0.01)

Net income	$0.51	$0.82	$1.75	$1.00

Basic and diluted weighted average common shares outstanding
Basic	50,889,869	39,389,869	45,778,758	39,389,869

Diluted	52,015,905	39,389,869	46,516,789	39,389,869

See accompanying notes to the condensed consolidated financial statements.

DELEK US HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$81,406	$39,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,815	11,472
Accretion of asset retirement obligations	239	—
Deferred income taxes	12,623	(287)
(Gain) loss on interest rate derivative instruments	(161)	(1,014)
(Gain) loss on disposal of assets	6	(1,638)
Amortization of deferred financing costs	2,598	1,829
Deferred financing costs written-off in connection with refinance	—	3,466
Unrealized (gain) loss on short-term investments	(100)	—
Unrealized (gain) loss on fuel derivative instruments	—	10,923
Non-cash stock compensation expense	1,611	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(39,908)	(74,197)
Inventory	(11,417)	18,630
Other current assets	(18,745)	(449)
Other noncurrent assets	1,257	564
Accounts payable	27,159	93,800
Accounts payable to a related party	125	—
Fuel payable	26,232	5,371
Interest payable	175	889
Related party interest payable	(2,908)	—
Other taxes payable	1,054	1,112
Accrued employee costs	(1,265)	877
Income taxes payable	(1,280)	21,719
Accrued expenses and other current liabilities	1,035	5,520
Asset retirement obligations	(333)	395
Other noncurrent liabilities	777	728

Net cash provided by operating activities	94,995	139,230

Cash flows from investing activities:
Purchases of short-term investments	(446,792)	—
Sales of short-term investments	392,560	—
Return of escrow deposit made with escrow agent	5,000	(5,061)
Purchase price adjustments	(16)	(91)
Business combinations, net of cash acquired	(107,285)	(73,241)
Purchases of property, plant and equipment	(84,099)	(8,306)
Proceeds from the sale of convenience store assets	—	3,111

Net cash used in investing activities	(240,632)	(83,588)

Cash flows from financing activities:
Proceeds from issuance of common stock	167,531	—
Net proceeds (payments) on short-term debt	24,300	—
Net proceeds (payments) on long-term debt	35,784	48,461
Net proceeds (payments) from notes with related parties	(42,300)	31,500
Payments on capital lease obligations	—	(616)
Proceeds from (payments on) notes payable — other	(33)	—
Decrease in restricted cash	—	3,717
Deferred financing costs paid	(2,052)	(13,783)

Net cash provided by financing activities	183,230	69,279

Net increase in cash and cash equivalents:	37,593	124,921
Cash and cash equivalents at beginning of period	62,568	22,106

Cash and cash equivalents at end of period	$100,161	$147,027

Supplemental disclosures of cash flow information:
Cash paid during the period for: Interest, net of capitalized interest of $1,469 and $0, respectively	$17,253	$10,502

Income taxes	$29,557	$750

Assets acquired via the issuance of notes payable	$—	$40

See accompanying notes to the condensed consolidated financial statements.

DELEK US HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
1. General
     Delek US Holdings, Inc. (Delek, we, our or us) is the sole shareholder of MAPCO Express, Inc. (Express), MAPCO Fleet, Inc. (Fleet), Delek Refining, Inc. (Refining), Delek Finance, Inc. (Finance), and Delek Marketing & Supply, Inc. (Marketing), (collectively, the Subsidiaries). Delek and Express were incorporated during April 2001 in the State of Delaware. Fleet, Refining and Finance were incorporated in the State of Delaware during January 2004, February 2005 and April 2005, respectively. Marketing was incorporated in the State of Delaware during June 2006. Previously, Delek’s subsidiaries also included, MAPCO Family Centers, Inc. (Family Centers). During June 2005, Family Centers legally merged with and into Express, leaving Express as the surviving company of the merged entities.
     On May 9, 2006, we completed an initial public offering of 11,500,000 shares of our common stock at a price of $16.00 per share for an aggregate offering price of approximately $184,000. The shares, which are listed on the New York Stock Exchange, began trading on May 4, 2006, under the symbol “DK”. All of the shares offered were primary shares sold by Delek. We received approximately $167,500 in net proceeds from the initial public offering after payment of underwriting discounts and commissions and deduction of offering expenses. The initial public offering represented the sale by us of a 22.6% interest in Delek. The remaining 77.4% of our outstanding shares are beneficially owned by Delek Group Ltd. (Delek Group) located in Natanya, Israel.
2. Accounting Policies
  Basis of Presentation
     The condensed consolidated financial statements include the accounts of Delek, and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States applied on a consistent basis with those of the annual audited financial statements and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in our Prospectus filed with the SEC on May 4, 2006.
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
  Classification of Operations
     Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: Refining, Marketing and Retail. The Refining segment operates a high conversion, independent refinery in Tyler, Texas. The Marketing segment sells unbranded refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. The Retail segment markets gasoline, diesel and other refined petroleum products and convenience merchandise through a network of 392 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 7.

  Cash and Cash Equivalents
     Delek maintains cash and cash equivalents in accounts with financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
  Short-Term Investments
     Short-term investments, which consist of market auction rate debt securities and municipal rate bonds, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At September 30, 2006, these securities had contractual maturities ranging from October 4, 2006 to July 1, 2040. Delek’s stated investment policy is to sell these securities and repurchase similar securities at each auction date, which must not exceed 90 days and typically ranges from 7 to 35 days. Based on the historical practice of adhering to this investment policy and our intent to continue to adhere to this investment policy, we have classified these securities as short-term investments in the accompanying condensed consolidated balance sheets. The majority of these short-term investments are carried at fair value, which is based on quoted market prices. For those short-term investments for which quoted market prices are not available, management estimates that historical cost approximates fair value.
  Accounts Receivable
     Accounts receivable primarily represent receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek has recorded an allowance for doubtful accounts of $166 and $180 as of September 30, 2006 and December 31, 2005, respectively. All other accounts receivable amounts are considered to be fully collectible. Accordingly, no additional allowance has been established as of September 30, 2006 and December 31, 2005.
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
     During the second quarter of 2006, we incurred a temporary LIFO liquidation gain in our Refinery inventory in the amount of $178. This gain decreased by $19 during the third quarter and we expect it to be fully restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued expenses and other current liabilities in the accompanying September 30, 2006 condensed consolidated balance sheet.
     During the second quarter of 2006, we also incurred a permanent reduction in a LIFO layer resulting in a liquidation gain in our Refinery inventory in the amount of $1,026. In the third quarter, this gain decreased by $11. This liquidation gain, which represents a reduction of approximately 77,000 barrels, was recognized as a component of cost of goods sold in the nine month period ended September 30, 2006.
     Marketing inventory consists of refined products which are stated at the lower of cost or market on a first-in, first-out (FIFO) basis.
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

     Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, which are as follows:

Automobiles	3-5 years
Computer equipment and software	3-10 years
Furniture and fixtures	5-15 years
Retail store equipment	7-15 years
Asset retirement obligation assets	15-36 years
Refinery machinery and equipment	10-40 years
Marketing equipment, terminals and pipeline	10-40 years
Petroleum and other site (POS) improvements	8-40 years
Building and building improvements	40 years
     Property, plant and equipment and accumulated depreciation by reporting segment as of September 30, 2006 are as follows:

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated
Property, plant and equipment	$125,805	$29,218	$320,812	$4	$475,839
Less: accumulated depreciation	(4,318)	(243)	(56,272)	(4)	(60,837)

Property, plant and equipment, net	$121,487	$28,975	$264,540	$—	$415,002

Depreciation expense ( third quarter)	$1,029	$243	$4,386	$—	$5,658

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment.
  Capitalized Interest
     Delek had, for the first time, a significant construction period associated with the revamping of the Distillate Desulfurization Unit. In the 2006 third quarter, $1,389 of interest was capitalized associated with the construction of this Unit at the refinery. In the Retail segment, $80 of interest was capitalized associated with the construction related to the new “prototype” stores being built. There was no interest capitalized in the nine months ended September 30, 2005.
  Refinery Turnaround Costs
     Refinery turnaround costs are incurred in connection with planned shutdown and inspections of the Refinery’s major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace Refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. During December 2005, we successfully completed a major turnaround covering the fluid catalytic cracking unit, sulfuric acid alkylation unit, sulfur recovery unit, amine unit and kerosene and gasoline treating units. These costs are being amortized over four years. The next planned turnaround activities are not scheduled until 2009.
  Goodwill
     Goodwill is accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment tests based on their estimated fair value. In accordance with the provisions of SFAS No. 142, we perform an annual review of impairment of goodwill in the fourth quarter by comparing the carrying value of the applicable reporting unit to its estimated fair value.
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

       Fair Value of Financial Instruments
     The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments present as of September 30, 2006 and December 31, 2005. Management estimates that book value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments.
     A majority of our debt and derivative financial instruments outstanding at September 30, 2006 and December 31, 2005, were executed with a limited number of financial institutions. The risk of counterparty default is limited to the unpaid portion of amounts due to us pursuant to the terms of the derivative agreements. The net amount due from these financial institutions at September 30, 2006 and December 31, 2005 totaled $3,609 and $3,448, respectively, as discussed in note 5.
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
     Subsequent to the adoption of FIN 47, Delek recorded long-term asset retirement obligations in connection with its purchase of the refinery of $2,189 related to the required disposal of waste in certain storage tanks, asbestos abatement at an identified location and other estimated costs that would be legally required upon final closure of the refinery and related crude oil pipeline assets. With the purchase of assets from the Pride Companies LP. and affiliates and the establishment of the Marketing segment, Delek recorded long-term asset retirement obligations of $232 related to the required remediation of pipeline situated on right-of-way property.
     In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligations.
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
  Advertising Costs
     Delek expenses advertising costs as incurred. Advertising expense for the three and nine month periods ended September 30, 2006 totaled $424 and $1,159, respectively, and for the three and nine month periods ended September 30, 2005 totaled $324 and $804, respectively.
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
     In connection with the acquisition of the refinery effective April 29, 2005 discussed in note 4, Delek’s consolidated effective tax rate changed. Substantially all of the refinery operations are organized as a limited partnership in the state of Texas, which is not subject to Texas franchise tax. Additionally, all other Texas activity, including the new Marketing segment, has occurred in a limited partnership entity, also not subject to Texas franchise tax. As a result, both our Refining and Marketing segments are expected to incur an effective tax rate for the year that is equal to the federal rate plus a nominal amount of state franchise taxes. Consequently, Delek’s consolidated effective tax rate is reduced by their proportionate contribution to the consolidated pretax earnings. The taxation of earnings in Texas is subject to change due to new legislation which will be effective January 1, 2007. This legislation will require taxation of all or a portion of a limited partnership’s earnings.
     Delek benefits from other tax incentives related to its refinery operations. Specifically, Delek is entitled to the benefit of the domestic manufacturer’s production deduction for Federal tax purposes. Additionally, Delek is entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items reduces Delek’s federal effective tax rate to an amount that is less than the statutory rate of 35%.

       Earnings Per Share
     Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	50,889,869	39,389,869	45,778,758	39,389,869
Dilutive effect of equity instruments	1,126,036	—	738,030	—

Weighted average common shares outstanding, assuming dilution	52,015,905	39,389,869	45,516,789	39,389,869

     Outstanding stock options totaling 1,564,218 common shares were excluded from the diluted earnings per share calculation for the three months ended September 30, 2006, because they did not have a dilutive effect under the treasury stock method. Both the stock options totaling 1,564,218 common shares, as well as restricted stock units totaling 71,500 common shares were anti-dilutive in the second quarter of 2006. These equity instruments were not outstanding during the first quarter of 2006 or during 2005.
  Comprehensive Income
     Delek’s comprehensive income for the three and nine month periods ended September 30, 2006 and 2005 was equivalent to net income.
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
     We have elected to use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards on the dates of grant. We have elected the modified prospective transition method as permitted by SFAS 123R. See Note 6 for additional information.
  New Accounting Pronouncements
     In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004 (Jobs Creation Act). This FSP requires a company that qualifies for the deduction for domestic production activities under the Jobs Creation Act to account for it as a special deduction under FASB Statement No. 109, Accounting for Income Taxes, as opposed to an adjustment of recorded tax assets and liabilities. Delek included the effects of this FSP in its calculation of the income tax provision for the three and nine months ended September 30, 2006.
     In September 2005, the EITF reached a consensus concerning the accounting for linked purchase and sale arrangements in EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. The EITF concluded that non-monetary exchanges of finished goods inventory within the same line of business be recognized at the carrying value of the inventory transferred. The consensus is to be applied to new buy/sell arrangements entered in reporting periods beginning after March 15, 2006. Delek does participate in linked purchase and sale arrangements in its Refining segment, however, the adoption of EITF No. 04-13 did not have a material effect on Delek’s financial position or results of operations.
     In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales taxes in Delek’s consolidated financial statements as our policy is to exclude all such taxes from revenue where we are the agent.

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
3. Inventory
     Carrying value of inventories consisted of the following:

	September 30,	December 31,
	2006	2005
Refinery raw materials and supplies	$25,226	$28,347
Refinery work in process	22,989	22,459
Refinery finished goods	23,052	16,269
Marketing finished goods	7,072	—
Retail fuel	13,331	12,433
Retail merchandise	25,691	21,786

Total inventory	$117,361	$101,294

     Refinery inventory is carried at LIFO. The difference between the LIFO valuation and FIFO valuation was $12,853 and $9,140 at September 30, 2006 and December 31, 2005, respectively.
4. Acquisitions
     The below acquisitions were accounted for using the purchase method of accounting, as prescribed in SFAS No. 141 and the results of the acquired operations have been included in the condensed consolidated statements of operations as of the dates of acquisition. The purchase prices were allocated to the underlying assets and liabilities based on their estimated relative fair values. As of September 30, 2006, Delek had completed its allocation of the purchase price for the Refinery acquisition. The final allocation of the BP, Fast Petroleum and Pride Companies’ acquisition purchase prices are subject to adjustment for a period not to exceed one year from each of their specific consummation dates. The allocation period is intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS No. 141 for all assets acquired and liabilities assumed, and amounts that are determined because information that was not previously obtainable becomes obtainable.
     As part of its overall business strategy, Delek regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.
  Refinery Acquisition
     Effective April 29, 2005, Delek acquired certain refinery and crude oil pipeline assets in Tyler, Texas (collectively, the Refinery). Consideration paid for the Refinery totaled $68,084.
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

$73,241

     Delek consolidated the Refinery’s results of operations beginning April 29, 2005. The unaudited pro forma consolidated results of operations for the nine month period ended September 30, 2005 as if the Refinery acquisition had occurred on January 1, 2005 are as follows:

Net sales	$1,667,833
Income before cumulative effect of change in accounting policy	$44,135

Net income	$43,868
Basic and diluted earnings per share before cumulative effect of change in accounting policy	$1.12
Basic and diluted earnings per share	$1.11
     In connection with the purchase of the Refinery, Delek deposited funds in an escrow account as a condition to closing for purposes of indemnifying the seller against potential noncompliance with our obligations under the purchase and sale agreement. At December 31, 2005, $5,000 was being held in escrow. The purchase and sale agreement was subsequently amended to provide that all remaining escrowed funds be returned to Delek by the escrow agent. As of September 30, 2006, no amounts remained escrowed.
  BP Acquisition
     Effective December 15, 2005, Delek, through its MAPCO subsidiary, acquired 21 convenience stores and four undeveloped properties in the Nashville market from BP Products North America Inc. (BP Acquisition). Consideration paid for the BP Acquisition totaled $35,526.
     In addition to the consideration paid as acquisition cost for the BP Acquisition, Delek incurred and capitalized $807 in acquisition transaction costs. The allocation of the aggregate purchase price of the BP acquisition is summarized as follows:

Fixed assets	$34,806
Inventory	1,490
Other current assets	37

$36,333

  Pride Acquisition
     On July 31, 2006, Delek, through its Delek Marketing & Supply, LP. subsidiary, purchased a variety of assets related to the oil refining and marketing businesses of Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, and Pride Products (Pride Acquisition) for the purchase price of approximately $55,084. The purchased assets included, among other things, two refined petroleum product terminals located in Abilene and San Angelo, Texas; seven pipelines; storage tanks; idle oil refinery equipment, a Nash unit and other refinery equipment; and the Pride Companies’ rights under existing supply contracts.
     In addition to the consideration paid as acquisition cost for the Pride Acquisition, Delek incurred and capitalized $1,388 in acquisition transaction costs. The allocation of the aggregate purchase price of the Pride Acquisition is summarized as follows:

Fixed assets	$35,132
Inventory	740
Goodwill	10,469
Intangibles	12,227
Assumed accounts payable and other current liabilities	(56)
Assumed environmental and asset retirement liabilities	(2,040)

$56,472

  Fast Acquisition
     During the third quarter of 2006, Delek, through its MAPCO subsidiary, purchased 43 retail fuel and convenience stores located in northwest Georgia and southeast Tennessee, and related assets, from Fast Petroleum, Inc. and its related subsidiaries and investors (Fast Acquisition) for approximately $50,057. Of the 43 stores, Delek owns 32 of the properties and assumed leases for the remaining 11 properties.
     In addition to the consideration paid as acquisition cost for the Fast Acquisition, Delek incurred and capitalized $838 in acquisition transaction costs. The allocation of the aggregate purchase price of the Fast Acquisition is summarized as follows:

Fixed assets	$39,876
Inventory	3,910
Other current assets	238
Goodwill	8,303
Intangibles	1,000
Taxes payable and other liabilities	(2,432)

$50,895

5. Long-Term Obligations
     Outstanding borrowings under Delek’s existing debt instruments are as follows:

	September 30,	December 31,
	2006	2005
Notes payable to related parties	$—	$42,500
Senior Secured Credit Facility — Term Loan	147,459	164,175
Senior Secured Credit Facility — Revolver	54,500	32,000
Israel Discount Bank Note	30,000	20,000
Fifth Third — Revolver	24,300	—
Bank Leumi Note	30,000	10,000
Other notes payable	47	80

	286,306	268,755

Less current portion of long-term debt	(25,493)	(1,696)

	$260,813	$267,059

  Notes Payable to Related Parties
     In May 2005, Delek repaid all outstanding principal and interest due under a note payable with Delek Group, its majority stockholder. This $3,500 note payable, originally signed in 2003 bore an interest rate of 4.0% per annum and held a maturity date of December 2005.
     In May 2006, in connection with Delek’s initial public offering of 11,500,000 shares of its common stock, we received approximately $167,500 in net proceeds after payment of underwriting discounts and commissions, and offering expenses, a portion of which was used to repay all outstanding principal and interest due under a note payable with Delek — The Israel Fuel Corporation Ltd (Delek Fuel). This $25,000 note payable, originally signed in 2004, bore an interest rate of 6.30% per annum and had a maturity date of April 27, 2008.
     Additionally, in May 2006, a portion of the net proceeds from the sale of common stock were used to repay all remaining outstanding principal and interest due under a note payable with Delek Group. This $35,000 note payable, originally signed in 2005, bore an interest rate of 7.0% per annum and had a maturity date of April 27, 2010. In November 2005, $17,500 of this note plus accrued interest was repaid.
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
     The Senior Secured Credit Facility originally consisted of a $40,000 Revolving Credit Facility (the Senior Secured Credit Facility Revolver) and a $165,000 term loan (the Senior Secured Credit Facility Term Loan). Borrowings under the Senior Secured Credit Facility are secured by substantially all the assets of Express. In December 2005, Delek increased its commitments under the Senior Secured Credit Facility Revolver by $30,000 to $70,000. On July 14, 2006, in connection with the purchase of Fast Petroleum, Inc. discussed in Note 4, Delek amended the Senior Secured Credit Facility Revolver and increased its commitment by an additional $50,000 for a total commitment under the Senior Secured Credit Facility Revolver of $120,000.
     Letters of Credit outstanding under the facility totaled $18,253 at September 30, 2006.
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
     The Senior Secured Credit Facility Term and Senior Secured Credit Facility Revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan (as defined in the Senior Secured Credit Facility). Interest is payable quarterly for Base Rate Loans and for the applicable interest period on Eurodollar Loans. As of September 30, 2006 the weighted average borrowing rate was 8.08 % for the Senior Secured Credit Facility Term Loan and 8.01% for the Senior Secured Credit Facility Revolver. Additionally, the Senior Secured Credit Facility requires Delek to pay a quarterly fee of 0.5% per annum on the average available revolving commitment. Amounts available under the Senior Secured Credit Facility Revolver as of September 30, 2006 were approximately $47,247.
     Delek incurred and capitalized $9,191 in deferred financing expenses that will be amortized over the term of the facility. The Senior Secured Credit Facility requires compliance with certain financial and non-financial covenants. Delek was in compliance with all covenant requirements as of September 30, 2006.
  SunTrust ABL Revolver
     On May 2, 2005, Delek entered into a $250,000 asset-based senior revolving credit facility with a syndicate of lenders led by SunTrust Bank as administrative agent to finance ongoing working capital, capital expenditures and general needs of Refining. This agreement (the SunTrust ABL Revolver) matures on April 29, 2009, and bears interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan (as defined in the SunTrust ABL Revolver). Interest is payable quarterly for Base Rate loans and for the applicable interest period on Eurodollar loans. Availability under the SunTrust ABL Revolver is determined by a borrowing base defined in the SunTrust ABL Revolver, supported primarily by cash, certain accounts receivable and inventory.
     Additionally, the SunTrust ABL Revolver supports Delek’s issuances of letters of credit in connection with the purchases of crude oil for use in the refinery process that at no time may exceed the aggregate borrowing capacity available under the SunTrust ABL Revolver. As of September 30, 2006, we had no outstanding borrowings under the agreement, but had issued letters of credit totaling approximately $185,383. Excess collateral capacity under the SunTrust ABL Revolver as of September 30, 2006 was approximately $42,554.
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

     The SunTrust ABL Revolver contains certain negative covenants and pledges which prohibit Delek from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against or with respect to the Refinery. In addition, we are subject to certain financial and non-financial covenants in the event that availability under the borrowing base is less than $30,000 on any date. Delek was in compliance with all covenant requirements as of September 30, 2006.
  Israel Discount Bank Note
     On April 26, 2005, Delek entered into a $30,000 promissory note with Israel Discount Bank of New York (Israel Discount Bank Note). The proceeds of this note were used to fund a portion of the Refinery acquisition discussed in note 4. The Israel Discount Bank Note was to mature on April 30, 2007, and have interest, payable quarterly, at a spread of 1.375% over the 90 day London Inter Bank Offering Rate (LIBOR), with the first interest payment due in April 2006. In November 2005, we repaid $10,000 of this note, reducing the outstanding principal indebtedness to $20,000. On May 23, 2006, all remaining principal and interest outstanding under the Israel Discount Bank Note was paid with the proceeds from the IDB Note discussed below, and the Delek Group guaranty of the Israel Discount Bank Note and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.
  Bank Leumi Note
     On April 27, 2005, Delek entered into a $20,000 promissory note with Leumi (Bank Leumi Note). The proceeds of this note were used to fund a portion of the Refinery acquisition discussed in note 4. The Bank Leumi Note was to mature on April 27, 2007, and have interest, payable quarterly, at a spread of 1.375% per year over the LIBOR rate (Reserve Adjusted) for a three month term, with the first interest payment due in April 2006. In November 2005, we repaid $10,000 of this note, reducing the outstanding principal indebtedness as of December 31, 2005 to $10,000. On May 23, 2006, all remaining principal and interest outstanding under the Bank Leumi Note was paid with the proceeds from the IDB Note discussed below, and the Delek Group guaranty of the Bank Leumi Note and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.
     On July 27, 2006, Delek executed a new $30,000 promissory note in favor of Bank Leumi US. The proceeds of this note were used to fund the working capital needs of a new Delek subsidiary, Delek Marketing and Supply, LP. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days as selected by Delek with the first interest payment due on October 24, 2006. As of September 30, 2006, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 7.56%.
  Guarantee Fees
     In connection with the issuances in 2005 of the Israel Discount Bank Note and Bank Leumi Note, Delek Group entered into guarantees for the benefit of Delek and in favor of Israel Discount Bank of New York and Leumi. The guarantees required Delek Group to guarantee our obligations in the event we are unable to perform under the requirements of the notes. In exchange for the guarantees, Delek agreed to pay Delek Group an annual fee equal to 1.5% of the guaranteed amount payable ratably in four equal installments during the term of the guarantees. These guarantees were terminated upon payment of the obligations outstanding under the Israel Discount Bank Note and Bank Leumi Note on May 23, 2006 and all outstanding guaranty fees were paid.
  IDB Note
     On May 23, 2006, Delek executed a $30,000 promissory note in favor of Israel Discount Bank of New York (the IDB Note). The proceeds of this note were used to repay the outstanding $10,000 of indebtedness under the Bank Leumi Note defined above and to refinance the $20,000 outstanding principal indebtedness under the Israel Discount Bank Note. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.0% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by Delek with the first interest payment due on November 26, 2006. As of September 30, 2006 the weighted average borrowing rate for amounts borrowed under the IDB Note was 7.04%.
  Fifth Third Revolver
     In conjunction with the Pride Acquisition discussed in Note 4, on July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank as administrative agent in the amount of $50,000. The proceeds of this note were used to fund the working capital needs of a new subsidiary, Delek Marketing and Supply, LP. The Fifth Third Revolver matures on July 30, 2007, and bears interest, payable for the applicable interest period, at a spread of 1.5% to 2.5%, as determined by a leverage-based pricing matrix, per year over the LIBOR. Borrowings under the Fifth Third Revolver are secured by substantially all of the assets of Delek Marketing & Supply LP. As of September 30, 2006 the weighted average borrowing rate for amounts borrowed was 8.01%. Amounts available under Fifth Third revolver as of September 30, 2006, were approximately $25,700.

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
  Derivative Instruments
     As of September 30, 2006, Delek had interest rate cap agreements totaling $130,000 of notional principal amounts. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility and previous indebtedness under the Credit Agreement and SunTrust Agreement discussed above. However, as we have elected to not apply the permitted treatment, including formal hedge designation and documentation, in accordance with the provisions of SFAS No. 133, the fair value of the derivatives is recorded in the balance sheet with the offsetting entry to earnings. The derivative instruments mature on various dates ranging from January 2007 through July 2010. The estimated fair value of interest rate cap agreements at September 30, 2006 and December 31, 2005 totaled $3,609 and $3,448, respectively, and was recorded in other noncurrent assets in the accompanying condensed consolidated balance sheets.
     In accordance with SFAS No. 133, as amended, we recorded non-cash interest income (expense) representing the change in estimated fair value of the interest rate swap and interest rate cap agreements of ($1,363) and $1,015 for the three months ended September 30, 2006 and 2005, respectively. The change in non-cash interest income (expense) related to the change in estimated fair value of the interest rate swap and interest rate cap agreements was $161 and $1,014 for the nine month periods ended September 30, 2006 and 2005, respectively.
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
     SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards on the dates of grant. Restricted stock units (RSUs) are measured based on the fair market value of the underlying stock on the date of grant. Shares are issued on the vesting dates net of the minimum statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares accounted for as issued will be less than the number of RSUs outstanding. Furthermore, in accordance with SFAS 123R, the liability for withholding amounts to be paid by us will be recorded as a reduction to additional paid-in capital when paid. We generally recognize compensation expense related to stock-based awards with graded or cliff vesting on a straight-line basis over the vesting period.
     We have elected the modified prospective transition method as permitted by SFAS 123R.
2006 Long-Term Incentive Plan
     In April 2006, Delek’s Board of Directors adopted the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (the Plan) pursuant to which Delek may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards of up to 3,053,392 shares of Delek’s common stock to certain directors, officers employees, consultants and other individuals (including advisory board members) who perform services for Delek or its affiliates.
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
     Also in connection with the IPO, 71,500 RSUs were granted on May 26, 2006, to certain directors not affiliated with Delek Group, officers and employees. These grants are valued at the market price of $15.15 per share and shall vest in equal annual installments on the first four anniversaries of the date of the completion of the IPO.
     On May 22, 2006, Delek’s Compensation Committee delegated to certain officers the right to grant non-qualified stock options under the Plan to newly-hired or promoted employees of Delek and its subsidiaries, subject to certain limitations and conditions. At June 30, 2006, 53,990 non-qualified stock options were granted under this delegated authority, 75% of which options have an exercise price of $16.00 per share and vest in equal installments on the first three anniversaries of the date of grant and 25% of which have an exercise price of $21.00 per share and vest in full on the fourth anniversary of the date of grant. During the third quarter of 2006, 76,728 non-qualified stock options were granted under this delegated authority. These grants included 75% of the options having exercise prices which ranged from $16.00 to $18.06 per share and which vest in equal installments on the first three anniversaries of the date of grant and 25% of the options having exercise prices which ranged from $21.00 to $25.28 per share and which vest in full on the fourth anniversary of the date of grant. These grants have a ten year life. On August 7, 2006, Delek’s Compensation Committee adopted a policy stating that stock option grants issued under the authority delegated to management will occur once per quarter on the tenth day of the last month of the quarter. This policy has been ratified by the entire Board of Directors.
     On August 18, 2006, Delek’s Board of Directors gave written consent to the granting to the chief operating officer of Delek Marketing GP, LLC, and/or Delek Marketing & Supply, Inc., 45,000 non-qualified stock options. These options were granted on September 5, 2006. Of the stock options granted, 75% had a strike price of $20.22 per share and vest in equal installments on the first three anniversaries of the date of grant and 25% have an exercise price of $28.31 per share and vest in full on the fourth anniversary of the date of grant. The grants have a ten year life. This employee was also granted 6,000 restricted stock units which vest ratably over the next four years.
     All options granted under the Plan remain unvested as of September 30, 2006, and assume an employee’s continued service at vesting.
  Employment Agreement
     Delek has an employment agreement with its president and chief executive officer effective May 1, 2004, which contains a deferred compensation element. Pursuant to the employment agreement, the officer was granted share purchase rights that upon completion of the IPO permitted him to purchase, subject to certain vesting requirements, up to five percent of Delek’s outstanding shares or 1,969,493 shares immediately prior to completion of the IPO. Under the applicable vesting provisions, Mr. Yemin is entitled to purchase up to one-fifth of these shares for each year of his employment (prorated monthly) from May 2004 until expiration of the employment agreement in April 2009. He may purchase the shares at an exercise price of $2.03. The share purchase rights terminate upon the earlier of (i) the one-year anniversary of Mr. Yemin’s termination of employment for any reason or (ii) April 30, 2010, the one-year anniversary of the expiration of his employment agreement. If Mr. Yemin voluntarily terminates his employment, he will be entitled to purchase 90% of any unexercised share purchase rights which have vested as of the date of such termination. Upon completion of the IPO, he had the right to purchase 40% or 787,797 shares. At September 30, 2006, he had the right to purchase 951,922 shares. These share purchase rights have a weighted average exercise price of $2.03 per share, an aggregate intrinsic value of $14,650, and have a remaining expected life of 3.5 years.
     Prior to the IPO, the officer was entitled to a cash award not to exceed $3,000 over the five year period of his employment agreement. Pursuant to this agreement, Delek had an accrual of $500 which was reversed in the second quarter.

  Option Assumptions
     We used an independent third party to assist in developing the assumptions, noted in the table below, used in estimating the fair values of stock options. For all options granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	May 2004 Grant	2006 Grant	2006 Grant
	(5-Yr Graded	(Graded Vesting)	(Cliff Vesting)
	Vesting)	3-5 years	4 years
Expected Volatility	31.60%	31.44% - 31.96%	31.46% - 31.91%
Dividend Yield	0.00%	1.00%	1.00%
Expected Term	4.50	6.00 - 7.00	7.00
Risk Free Rate	3.85%	4.74% - 5.02%	4.75% - 5.03%
Fair Value	$0.67	$3.37-$7.34	$3.23-$5.70
  Stock Option Activity
     The following table summarizes the stock option activity for Delek for the nine months ended September 30, 2006.

	Number	Weighted-Ave
	of Options	Exercise Price
Share Purchase Rights Granted in May 2004	1,969,493	$2.03

Beginning Balance, January 1, 2006	1,969,493	$2.03
Options Granted at IPO	1,594,500	$17.25
Additional Grants	53,990	$17.25
Forfeitures	(11,000)	$17.25

Outstanding at June 30, 2006	3,606,983	$8.94

Additional Grants	121,728	$20.39
Forfeitures	(54,000)	$17.25

Outstanding at September 30, 2006	3,674,711	$9.19

     There have been no exercises of options during the nine months ended September 30, 2006.
  Compensation Expense related to Equity-based Awards
     Compensation expense for the equity-based awards amounted to $730 ($0.02 per share or $0.01 per share net of taxes) for the three months ended September 30, 2006, and $1,610 ($0.04 per share or $0.02 per share net of taxes) for the nine months ended September 30, 2006. We also recognized a total income tax benefit in the statement of operations for share-based compensation arrangements of $243 and $542 for the three and nine months ended September 30, 2006, respectively. The $730 recognized compensation expense consisted of $70 related to share purchase rights, $597 related to stock option grants and $63 related to RSU grants. As of September 30, 2006, there was $8,944 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This amount consisted of $626 related to share purchase rights, $7,408 related to stock option grants and $910 related to RSU grants. That cost is expected to be recognized over weighted-average periods ranging from 4.5 years to 7 years.
7. Segment Data
     With the purchase of assets in the Pride Acquisition in July 2006, and in connection with the purchase of the Refinery in April 2005, our chief operating decision maker now views operating results in three reportable segments: Refining, Marketing and Retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.

Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Operations which are not specifically included in the reportable segments are included in the category Corporate and other, which primarily consists of corporate overhead expenses, depreciation and amortization expense and interest income and expense.
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
     The Marketing segment sells unbranded refined products on a wholesale basis in west Texas through company-owned and third party operated terminals.
     The Retail segment consists of 392 retail convenience stores throughout the southeastern United States (212 and 92 of which are located in Tennessee and Alabama, respectively) as of September 30, 2006. The retail convenience stores, which primarily operate under Delek’s brand names “MAPCO Mart”, “MAPCO Express”, “Discount Food Mart”, and “East Coast” , as well as other non-company proprietary brands, engage in the retail marketing of gasoline, diesel fuel, kerosene, convenience retail merchandise, food offerings and lottery tickets.
     Prior to the purchase of the Refinery, Delek had only retail operations and insignificant corporate and other activities; thus, segment data prior to April 29, 2005 is not applicable. There were no inter-segment sales and purchases in the three month period ended September 30, 2006, and $157 of inter-segment sales and purchases in the nine month period ended September 30, 2006. There were $888 of inter-segment sales and purchases in the three and nine month periods ended September 30, 2005.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated:

	As of and for the Three Months Ended September 30, 2006
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales	$424,472	$401,801	$94,393	$185	$920,851
Operating costs and expenses:
Cost of goods sold	370,765	351,496	95,153	(1)	817,413
Operating expenses	17,221	27,220	198	128	44,767

Segment contribution margin	36,486	23,085	(958)	58	58,671

General and administrative expenses					10,032
Depreciation and amortization					5,733
Loss on disposal of assets					5

Operating income					$42,901

Net property, plant and equipment	$121,487	$264,540	$28,975	$—	$415,002

Total assets	$337,890	$425,788	$93,898	$87,706	$945,282

Capital spending (excluding business combinations)	$34,941	$5,717	$88	$—	$40,746

	As of and for the Three Months Ended September 30, 2005
			Corporate,
			Other and
	Refining	Retail	Eliminations	Consolidated
Net sales	$399,119	$300,385	$(757)	$698,747
Operating costs and expenses:
Cost of goods sold	322,450	259,635	(901)	581,184
Operating expenses	16,320	22,608	60	38,988

Segment contribution margin	$60,349	$18,142	$84	78,575

General and administrative expenses				7,405
Depreciation and amortization				4,305
Gain on disposal of assets				544
Losses on forward contract activities				10,923

Operating income				$55,398

Net property, plant and equipment	$35,256	$184,161	$1	$219,418

Total assets	$297,918	$330,443	$13,197	$641,558

Capital spending (excluding business combinations)	$2,401	$1,909	$—	$4,310

	As of and for the Nine Months Ended September 30, 2006
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales	$1,240,574	$1,064,997	$94,393	$236	$2,400,200
Operating costs and expenses:
Cost of goods sold	1,058,997	940,078	95,153	(156)	2,094,072
Operating expenses	52,121	76,214	198	319	128,852

Segment contribution margin	$129,456	$48,705	$(958)	$73	177,276

General and administrative expenses					27,171
Depreciation and amortization					14,815
Loss on disposal of assets					6
Losses on forward contract activities					54

Operating income					$135,230

Net property, plant and equipment	$121,487	$264,540	$28,975	$—	$415,002

Capital spending (excluding business combinations)	$67,037	$16,974	$88	$—	$84,099

	As of and for the Nine Months Ended September 30, 2005
		(Including Refining for the period from
		April 29, 2005 through September 30, 2005)
			Corporate,
			Other and
	Refining	Retail	Eliminations	Consolidated
Net sales	$589,214	$798,974	$(647)	$1,387,541
Operating costs and expenses:
Cost of goods sold	489,401	690,982	(888)	1,179,495
Operating expenses	27,636	64,402	248	92,286

Segment contribution margin	$72,177	$43,590	$(7)	115,760

General and administrative expenses				17,037
Depreciation and amortization				11,472
Gain on disposal of assets				(1,638)
Losses on forward contract activities				10,923

Operating income				$77,966

Net property, plant and equipment	$35,256	$184,161	$1	$219,418

Capital spending (excluding business combinations)	$3,036	$5,270	$—	$8,306

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
     Delek is self-insured for workers’ compensation claims for Refining, Retail and Marketing segments up to $350 on a per claim basis. We self-insure for general liability claims for Refining, Retail and Marketing segments up to $350 on a per occurrence basis. We self-insure for auto liability for Refining, Retail and Marketing segments up to $350 on a per accident basis.
     Our umbrella liability coverage limits total $200,000. The Refining and Retail segments have $200,000 in limits available and Marketing has $100,000 in limits available.
     In the second quarter of 2006, we engaged an independent third party to assess the validity of our self-insurance reserves. Their evaluation which categorized claim development on six month increments found that we experienced several uncharacteristically expensive claims in the first six months of 2006. This experience mandated an increase in the overall reserve and we recognized an additional $1,000 of expense in the second quarter.
  Environmental
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
     Based upon environmental evaluations performed by third parties subsequent to our purchase of the Refinery, we recorded a liability of $8,062 as of September 30, 2006 relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature which were assumed in connection with the acquisition as discussed in note 4. This liability includes estimated costs for on-going investigation and remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $602 of the undiscounted liability is expected to be expended within the next year with the remaining balance of $7,460, expendable within the next ten years.

     Other than certain enforcement actions under discussion with the TCEQ, EPA and DOJ, and for which appropriate reserves have been accrued or for which we believe the outcome will be immaterial, we have not been named as defendant in any environmental, health or safety litigation.
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
     Contemporaneous with the Refinery purchase, Delek became a party to a waiver and Compliance Plan with the EPA that extended the implementation deadline until December 2007 or May 2008, depending on which capital investment option we choose. In return for the extension, we agreed to produce 95% of the diesel fuel at the Refinery with a sulfur content of 15 ppm or less by June 1, 2006. In order to achieve this goal, we needed to complete the modification and expansion of an existing diesel hydrotreater. Due to construction delays which were the result of the impact of Hurricanes Katrina and Rita on the availability of construction resources, Delek requested, and received, a modification to our Compliance Plan which, among other things, granted an additional three months in which to complete the project. This project was completed in the third quarter of 2006.
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
  Letters of Credit
     As of September 30, 2006, Delek had in place 28 letters of credit, totaling approximately $204,506, with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, purchases of crude and retail fuel, as well as its license to sell certain merchandise. No amounts were outstanding under these facilities at September 30, 2006.
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

In April 2006, an incentive payment of $70 was made related to this consulting agreement. In May 2006, this director, in his capacity as a consultant, was granted 130,000 non- qualified stock options with an exercise price of $16.00 per share. These options vest in equal annual installments on the first five anniversaries of the date of completion of the IPO and have a ten year life.
     In June 2005, in connection with the Refinery’s operations, Delek Group guaranteed certain of our obligations up to $10,000 to one vendor of the Refinery. In consideration for this guaranty, we agreed to pay Delek Group guarantee fees of approximately $13 per month for every calendar month during the quarter in which we incur debt subject to the guaranty. This guaranty was terminated effective June 1, 2006.
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
     Certain of our fuel purchasing activities are guaranteed by Delek Fuel at no charge to us. As of September 30, 2006, obligations supported by these guarantees approximated $4,000. Additionally, as of September 30, 2006, Delek Fuel had issued letters of credit for our benefit which remain outstanding totaling approximately $4,750. These letters of credit were originally issued throughout 2003 and 2004 by Delek Fuel to support certain fuel purchases.
     Effective January 1, 2006, Delek entered into a management and consulting agreement with Delek Group, pursuant to which key management personnel of Delek Group provide management and consulting services to us, including matters relating to long-term planning, operational issues and financing strategies. The agreement has an initial term of one year and will continue thereafter until either party terminates the agreement upon 30 days advance notice. As compensation, the agreement provides for payment to Delek Group of $125 per calendar quarter payable within 90 days of the end of each quarter and reimbursement for reasonable out-of-pocket costs and expenses incurred. Amounts payable under this agreement as of September 30, 2006 totaled $125.
10. Subsequent Events
  Dividend Declaration
     On November 7, 2006, the Board of Directors approved a cash dividend of $0.0375 per share to be paid on December 7, 2006 to shareholders of record as of November 20, 2006.
  SunTrust ABL Revolver Amendment
     On October 16, 2006, Delek entered into a second amended and restated revolving credit agreement with several banks and other financial institutions and lenders, SunTrust Bank, as administrative agent, CIT Corp/Business Credit, Inc. and National City Business Credit, Inc., as co-documentation agents, which amended and restated Delek’s senior existing asset based revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $250,000 to $300,000, including a $300,000 sub-limit for letters of credit, and extended the maturity of the facility by one year to April 28, 2010.

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
     Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:
•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one principal fuel supplier and one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	restrictive covenants in our debt agreements;

•	seasonality;

•	terrorist attacks;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the SEC.
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

Overview
     We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: Refining, Marketing and Retail. Our Refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 bpd, along with an associated crude oil pipeline and light products loading facilities. Our Marketing segment sells unbranded refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. Our Retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 392 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia.
     The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in our Refining segment include the refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, refinery utilization rates and planned maintenance activities or turnarounds. While our sales and operating revenues fluctuate significantly with movements in crude oil and refined petroleum product prices, it is the spread between crude oil and refined petroleum product prices, and not necessarily fluctuations in those prices, that affects our earnings. We compare our per barrel refining operating margin to certain industry benchmarks, specifically the US Gulf Coast 5-3-2 crack spread. The US Gulf Coast 5-3-2 crack spread represents the differential between Platt’s quotations for 3/5 of a barrel of US Gulf Coast Pipeline 87 Octane Conventional Gasoline and 2/5 of a barrel of US Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) on the one hand, and the first month futures price of 5/5 of a barrel of light sweet crude oil on the New York Mercantile Exchange, on the other hand.
     The cost to acquire the refined fuel products we sell to our wholesale customers in our Marketing segment and at our convenience stores in our Retail segment depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Our retail merchandise sales are driven by convenience, customer service, competitive pricing and branding. Motor fuel margin is sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon, or cpg, basis. Our motor fuel margins are impacted by local supply, demand, weather and competitor pricing.
     As part of its overall business strategy, Delek regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.
Executive Summary of Recent Developments
Refining Segment Activity
     Our throughput (average barrels processed per day) for the third quarter of 2006 was 56.7 thousand barrels per day compared to 54.8 thousand for the third quarter of 2005. Our throughput was 57.9 thousand barrels per day in the first nine months of 2006 compared to 53.8 thousand during the period of operation during the first nine months of 2005.
     During the second quarter of 2006, we were awarded a new contract with the government to supply jet fuel (JP8) to various military facilities for a one year period.

Marketing Segment Activity
     We initiated operations in our Marketing segment during the third quarter of 2006 with the purchase of assets from the Pride Companies LP. and affiliates. In this segment we sell unbranded refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals.
Retail Segment Activity
      In our Retail segment, we increased the size of our operations with the acquisition of 43 stores from Fast Petroleum. We continued our focus on the proprietary food offerings under our GrilleMarxTM brand which we introduced during the first quarter of 2006. We also continued with the development of our “next generation store”, which is designed to add quality fresh food offerings in a modern, upscale facility. So far this year, we have opened four “next generation stores” using the new retail concept. We completed the re-branding of the store fronts of our BP-branded locations in the Nashville, TN area in the third quarter of 2006. We have invested $5.7 million of capital expenditures in the third quarter of 2006, bringing our total capital expenditures to $17.0 million during the nine months of 2006.
      We also continued the site installation of a proprietary item-level inventory management scanning system which provides a platform for better inventory management with the expected long-term benefit of reducing working capital requirements. We are installing this technology in a staged implementation and have more than 50% of our stores employing the scan-out function. We anticipate to be completed with the scan-out function by the end of 2006. Concurrent with this installation, we are testing the scan-in functionality of the system, but do not anticipate its roll-out until 2007.
Market Trends
     The volatility in the energy markets that we experienced in 2005 has continued in the third quarter of 2006 with the US Gulf Coast 5-3-2 crack spread for the first nine months of 2006 averaging $11.28 per barrel compared to an average of $12.94 in the same period of 2005, but ranging from a high of $21.50 per barrel to a low of $1.07 per barrel. High demand for refined products, a strengthening economy, production interruptions and the phase out of methyl tert-butyl ether (MTBE), resulted in increases in product prices that outpaced increases in crude oil and oil products prices in 2006 compared to 2005.
     Volatility in the wholesale cost of fuel has also increased significantly over the past year due to the factors noted above. Our average wholesale fuel price has increased from $2.27 per gallon in the third quarter of 2005 to $2.50 per gallon in the third quarter of 2006. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins would decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our Retail segment. This may potentially place pressure on in-store merchandise margins.
     The results of operations from our Refining segment are significantly affected by the cost of natural gas used for fuel. Natural gas prices have historically been volatile. In the second half of 2005, this volatility was impacted as a result of the loss of domestic production related to damage from Hurricanes Katrina and Rita. Our average cost of natural gas, per million British Thermal Units (MMBTU) decreased from $10.13 per MMBTU in the second half of 2005 to $5.66 per MMBTU in the third quarter of 2006.

Summary Financial and Other Information
     The following tables provide summary financial data and selected key operating statistics for Delek and our three operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited, dollars in thousands, except per share data)
Statement of Operations Data:
Net sales:
Refining (1)	$424,472	$399,119	$1,240,574	$589,214
Marketing (2)	94,393	—	94,393	—
Retail	401,801	300,385	1,064,997	798,974
Other	185	(757)	236	(647)

Total	920,851	698,747	2,400,200	1,387,541
Expenses:
Cost of goods sold	817,413	581,184	2,094,072	1,179,495
Operating expenses	44,767	38,988	128,852	92,286
General and administrative expenses	10,032	7,405	27,171	17,037
Depreciation and amortization	5,733	4,305	14,815	11,472
Loss (gain) on disposal of assets	5	544	6	(1,638)
Losses on forward contract activities	—	10,923	54	10,923

	877,950	643,349	2,264,970	1,309,575

Operating income	42,901	55,398	135,230	77,966

Interest expense	5,443	5,531	17,082	11,858
Interest income	(2,430)	(1,068)	(4,975)	(1,093)
Deferred financing costs written off in connection with refinance	—	—	—	3,466
Interest expense — related party	—	852	1,019	2,287
(Gain) loss on derivative instruments	1,363	(1,015)	(161)	(1,014)
Guarantee fees to related parties	—	188	210	313

	4,376	4,488	13,175	15,817

Income before income tax expense and cumulative effect of change in accounting policy	38,525	50,910	122,055	62,149
Income tax expense	12,182	18,418	40,649	22,362

Income before cumulative effect of change in accounting policy	26,343	32,492	81,406	39,787
Cumulative effect of change in accounting policy, net	—	—	—	267

Net income	$26,343	$32,492	$81,406	$39,520

Basic earnings per share:
Income before cumulative effect of change in accounting policy	$0.52	$0.82	$1.78	$1.01
Cumulative effect of change in accounting policy, net	—	—	—	(0.01)

Net income	$0.52	$0.82	$1.78	$1.00

Diluted earnings per share:
Income before cumulative effect of change in accounting policy	$0.51	$0.82	$1.75	$1.01
Cumulative effect of change in accounting policy	—	—	—	(0.01)

Net income	$0.51	$0.82	$1.75	$1.00

Weighted average shares, basic	50,889,869	39,389,869	45,778,758	39,389,869
Weighted average shares, diluted	52,015,905	39,389,869	46,516,789	39,389,869

Cash Flow Data:
Cash flows provided by operating activities			$94,995	$139,230
Cash flows used in investing activities			(240,632)	(83,588)
Cash flows provided by financing activities			183,230	69,279

Net increase in cash and cash equivalents			$37,593	$124,921

(1) 2005 comparative amounts reflect Refining operations from the date of acquisition, April 29, 2005, through the end of the three months or nine months ended period.
(2) 2005 comparative amounts for Marketing operations are not applicable, as the acquisition of the assets associated with these operations occurred on July 31, 2006.

Segment Data:

		Three Months Ended September 30, 2006
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany sales)	$424,472	$401,801	$94,393	$185	$920,851
Cost of goods sold	370,765	351,496	95,153	(1)	817,413
Operating expenses	17,221	27,220	198	128	44,767

Segment contribution margin	$36,486	$23,085	$(958)	$58	58,671

General and administrative expenses					10,032
Depreciation and amortization					5,733
Loss on disposal of assets					5

Operating income					$42,901

	Three Months Ended September 30, 2005
	(Excluding Marketing which was purchased in 2006)
			Corporate,
			Other and
	Refining	Retail	Eliminations	Consolidated
Net sales (excluding intercompany sales)	$399,119	$300,385	$(757)	$698,747
Cost of goods sold	322,450	259,635	(901)	581,184
Operating expenses	16,320	22,608	60	38,988

Segment contribution margin	$60,349	$18,142	$84	78,575

General and administrative expenses				7,405
Depreciation and amortization				4,305
Loss on disposal of assets				544
Loss on forward contract activities				10,923

Operating income				$55,398

	Nine Months Ended September 30, 2006
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany sales)	$1,240,574	$1,064,997	$94,393	$236	$2,400,200
Cost of goods sold	1,058,997	940,078	95,153	(156)	2,094,072
Operating expenses	52,121	76,214	198	319	128,852

Segment contribution margin	$129,456	$48,705	$(958)	$73	177,276

General and administrative expenses					27,171
Depreciation and amortization					14,815
Loss on disposal of assets					6
Loss on forward contract activities					54

Operating income					$135,230

	Nine Months Ended September 30, 2005
	(Including Refining for the period from
	April 29, 2005 through September 30, 2005)
			Corporate,
			Other and
	Refining	Retail	Eliminations	Consolidated
	(Dollars in thousands)
Net sales (excluding intercompany sales)	$589,214	$798,974	$(647)	$1,387,541
Cost of goods sold	489,401	690,982	(888)	1,179,495
Operating expenses	27,636	64,402	248	92,286

Segment contribution margin	$72,177	$43,590	$(7)	115,760

General and administrative expenses				17,037
Depreciation and amortization				11,472
Gain on disposal of assets				(1,638)
Loss on forward contract activities				10,923

Operating income				$77,966

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REFINING SEGMENT (1) :
Days operated in period	92	92	273	155
Total sales volume (average barrels per day)	55,181	55,511	55,498	52,646

Products manufactured (average barrels per day):
Gasoline	30,500	27,816	29,974	27,366
Diesel/Jet	19,957	21,834	21,811	21,288
Petrochemicals, LPG, NGLs	2,508	2,586	2,401	2,517
Other	2,242	1,166	2,495	1,061
Total production	55,207	53,402	56,681	52,232

Throughput (average barrels per day):
Crude oil	55,670	53,944	56,546	52,887
Other feedstocks	1,061	854	1,342	878
Total throughput	56,731	54,798	57,888	53,765

Per barrel of sales:
Refining operating margin (2)	$10.58	$15.01	$11.98	$12.23
Direct operating expenses	$3.39	$3.20	$3.44	$3.39

Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$70.69	$63.14	$68.30	$59.02
US Gulf Coast 5-3-2 crack spread (per barrel)	$10.29	$15.93	$11.28	$12.94
US Gulf Coast Unleaded Gasoline (per gallon)	$1.93	$1.93	$1.92	$1.74
Low sulfur diesel (per gallon)	$2.08	$1.90	$2.00	$1.62
Natural gas — (per MMBTU)	$6.18	$6.84	$6.89	$8.40

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
MARKETING SEGMENT:(1)
Days operated in period	61		61
Total sales volume (average barrels per day)	17,535		17,535
Products sold (average barrels per day):
Gasoline	7,902		7,902
Diesel/Jet	9,590		9,590
Other	43		43
Total sales	17,535		17,535
Direct operating expenses (per barrel of sales)	$0.12		$0.12

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
RETAIL SEGMENT:
Number of stores (end of period)	392	328	392	328
Average number of stores	385	329	361	329
Retail fuel sales (thousands of gallons)	107,003	83,433	292,424	249,507
Average retail gallons per average number of stores (in thousands)	278	254	810	761
Retail fuel margin ($ per gallon)	$0.207	$0.208	$0.165	$0.164
Merchandise sales (in thousands)	$90,760	$78,339	$245,960	$219,840
Merchandise margin %	30.3%	29.2%	30.5%	30.0%

Credit expense (% of gross margin) (3)	6.6%	5.8%	7.4%	5.7%
Merchandise and cash over/short (% of net sales) (4)	0.3%	0.3%	0.3%	0.3%
Operating expense/merchandise sales plus total gallons (5)	13.2%	13.4%	13.6%	13.2%

(1)	2005 comparative amounts reflect Refining operations from the date of acquisition, April 29, 2005, through the end of the three months or nine months ended period. 2005 comparative amounts for Marketing operations are not applicable, as the acquisition of the assets associated with these operations occurred on July 31, 2006.

(2)	Refining operating margin per barrel is calculated by dividing the margin between net sales and cost of crude oil, feedstocks and related transportation by the total barrels sold at our Refinery. Industry-wide refining results are driven and measured by the margins between refined petroleum product prices and the prices for crude oil, which are referred to as crack spreads: the differential in price between a representative barrel of benchmark refined petroleum products, such as gasoline or heating oil, and a barrel of benchmark crude oil. The US Gulf Coast 5-3-2 crack spread represents the differential between Platt’s quotations for 3/5 of a barrel of US Gulf Coast Pipeline 87 Octane Conventional Gasoline and 2/5 of a barrel of US Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) on the one hand, and the first month futures price of 5/5 of a barrel of light sweet crude oil on the New York Mercantile Exchange, on the other hand. We compare our refining operating margin to these crack spreads to assess our operating performance relative to other participants in our industry.

(3)	Consists of third party credit, debit and fuel card processing fees as a percentage of gross margin.

(4)	Merchandise and cash over/short as a percentage of net sales is a measure of merchandise loss or theft, motor fuel theft and cash shortages as a percentage of net sales.

(5)	Operating expense for our Retail segment divided by merchandise sales plus total fuel gallons sold is a ratio we use to measure store operating performance — especially operating expense control. Total gallons are used rather than net fuel sales to eliminate the volatility of fuel prices in the calculation and improve comparability.

Results of Operations
  Three months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
  Net Sales
     Consolidated. Net sales were $920.9 million for the third quarter of 2006, compared to $698.7 million for the third quarter of 2005, an increase of $222.2 million or 31.8%. The increase in net sales was primarily due to the inclusion of $94.4 million in net sales from the new Marketing segment, $29.7 million in net sales from the BP stores acquired in December 2005, $33.5 million in net sales from the Fast stores acquired in July and August, 2006 and a 9.3% increase in average retail fuel prices.
     Refining Segment. Net sales were $424.5 million for the third quarter of 2006, compared with net sales for the third quarter of 2005 of $399.1 million. Total sales volume was 5.1 million barrels at an average sales price of $83.61 per barrel in the third quarter of 2006, compared to total sales volume of 5.1 million barrels at an average sales price of $78.15 per barrel for the third quarter of 2005. Sales volume for refined gasoline was 2.8 million barrels at an average sales price of $84.48 per barrel in the third quarter of 2006, compared to 2.6 million barrels at an average sales price of $81.67 per barrel in the third quarter of 2005. Sales volume for diesel/jet fuel was 1.8 million barrels at an average sales price of $87.56 per barrel in the third quarter of 2006, compared to 2.1 million barrels at an average sales price of $78.08 per barrel in the third quarter of 2005. Sales volumes for residuals were 0.2 million barrels at an average price of $24.46 per barrel in the third quarter of 2006 compared to 0.1 million barrels at an average price of $36.31 per barrel in the third quarter of 2005. Sales volume for other products was 0.2 million barrels at an average sales price of $66.42 per barrel, compared to 0.3 million barrels at an average sales prices of $44.26 per barrel in the third quarter of 2005.
     Marketing Segment. Net sales were $94.4 million for the period from acquisition of assets from the Pride Companies on July 31, 2006 through September 30, 2006. Total sales volume averaged 17,535 barrels per day during this period.
     Retail Segment. Net sales for our Retail segment were $401.8 million for the third quarter of 2006, compared to $300.4 million for the third quarter of 2005, an increase of $101.4 million or 33.8%. This increase was primarily due to $29.7 million in net sales from the BP stores acquired in December 2005, $33.5 million in net sales from the Fast stores acquired in July and August, 2006 and a 9.3% increase in average retail fuel prices.
     Fuel Sales and Gallons. Retail fuel sales were 107.0 million gallons for the third quarter of 2006, compared to 83.4 million gallons for the third quarter of 2005. This increase was primarily due to 9.0 million gallons sold as a result of the acquisition of the BP stores in December 2005, 10.1 million gallons sold from the Fast stores acquired during the third quarter of 2006 and increased gallons sold through our new retail concept stores. Comparable store (company stores operated for the entire three months in both 2006 and 2005) gallons increased 5.5% during the third quarter of 2006 as compared to the third quarter of 2005. Total fuel sales, including wholesale gallons, were $311.0 million for the third quarter of 2006, compared to $222.3 million for the third quarter of 2005, an increase of $88.7 million or 39.9%. The increase was primarily due to an increase of $0.23 per gallon in the average price per gallon ($2.71 per gallon compared to $2.48 per gallon), $25.0 million in fuel sales from the BP stores and $27.0 million in fuel sales from the Fast stores.
     Merchandise Sales. Merchandise sales were $90.8 million for the third quarter of 2006, compared to $78.3 million for the third quarter of 2005, an increase of $12.5 million, or 16.0%. This increase was primarily due to $4.6 million in merchandise sales from the BP stores acquired in December 2005, and $6.6 million in merchandise sales from the Fast stores acquired during the third quarter of 2006. Comparable store merchandise sales increased $1.3 million or 1.7%, primarily due to a 12.9% increase in food service sales and a 6.5% increase in general merchandise sales.
  Cost of Goods Sold
     Consolidated. Cost of goods sold was $817.4 million for the third quarter of 2006, compared to $581.2 million for the third quarter of 2005, an increase of $236.2 million or 40.6%. Of this increase, $95.2 million relates to cost of goods sold from the new Marketing segment, $25.6 million was due to the cost of goods sold resulting from the BP stores acquired in December 2005 and $29.4 million was due to the cost of goods sold from the Fast stores acquired in the third quarter of 2006. Additionally, comparable store cost of goods sold increased $36.7 million primarily due to an increase in the average fuel cost at our retail fuel and convenience stores.

     Refining Segment. Cost of goods sold was $370.8 million for the third quarter of 2006, approximating a cost per barrel sold of $73.03. This cost per barrel resulted in a refining operating margin of $53.7 million or $10.58 per barrel in the third quarter of 2006. This compares to cost of goods sold for our Refining segment of $322.5 million for the third quarter of 2005, approximating a cost per barrel sold of $63.09. This cost per barrel resulted in a refining operating margin of $76.9 million or $15.07 per barrel in the third quarter of 2005.
     Marketing Segment. Cost of goods sold was $95.2 million for the period from July 31, 2006 through September 30, 2006, approximating a cost per barrel sold of $57.51. This cost per barrel resulted in an average gross margin per barrel of $0.46. Included in costs during this period are losses generated of $2.7 million associated with the purchase of initial inventory which required payment at a spot price rather than more favorable terms under our long-term purchase contracts, and which then had an immediate drop in market value prior to the ultimate sale of such inventory. Additionally, we recognized a loss during the period of $797 thousand associated with settlement of nomination differences under long-term purchase contracts.
     Retail Segment. Cost of goods sold was $351.5 million for the third quarter of 2006, compared to $259.6 million for the third quarter of 2005, an increase of $91.9 million or 35.4%. Of this increase, $25.6 million was due to the cost of goods sold resulting from the BP stores acquired in December 2005 and $29.4 million was due to the cost of goods sold from the Fast stores acquired in the third quarter of 2006. Additionally, comparable store cost of goods sold increased $36.7 million primarily due to an increase in the average fuel cost at our retail fuel and convenience stores and a 5.5% increase in comparable store gallons sold.
  Operating Expenses
     Operating expenses were $44.8 million for the third quarter of 2006, compared to $39 million for the third quarter of 2005, an increase of $5.8 million or 14.9%. Refinery operating costs approximate $3.39 per barrel sold in the third quarter of 2006 versus $3.24 in the comparative period of 2005. The majority of the increase in Retail operating expenses was driven by $2.0 million in operating expenses from the BP stores acquired in December 2005 and $2.4 million in operating expenses from the Fast stores acquired in the third quarter of 2006. Also contributing to the higher operating expenses were credit card expenses at our Retail segment which increased $0.3 million for comparable stores, or 10.5%, as a result of higher credit card transaction amounts due primarily to higher fuel prices, as well as increases in interchange fees charged by several credit card providers. Operating expenses in the Marketing segment increased operating expenses by approximately $0.2 million primarily related to salaries and increases to insurance costs.
  General and Administrative Expenses
     General and administrative expenses were $10.0 million for the third quarter of 2006, compared to $7.4 million for the third quarter of 2005, an increase of $2.6 million or 35.1%. Delek does not allocate general and administrative expenses to the segments, however this increase was primarily due to recognition of share-based compensation associated with the implementation of SFAS No. 123R, increases in personnel, professional support and contractors as a result of being a public company, the write-off of costs associated with an unsuccessful acquisition which totaled $0.4 million, and increased support costs associated with the BP, Fast and Pride acquisitions. Finally, we estimate approximately $0.4 million in salaries and transition services associated with the assimilation of the new Marketing business was incurred during the quarter.
  Depreciation and Amortization
     Depreciation and amortization were $5.7 million for the third quarter of 2006, compared to $4.3 million for the third quarter of 2005, an increase of $1.4 million or 32.6%. This increase was primarily due to depreciation associated with increased capital spending at the refinery and due to the Retail segment acquisitions of the BP stores in December 2005, as well as the Fast stores in the third quarter of 2006. Depreciation from the Marketing segment was not material.
  Gain on Disposal of Assets
     During the third quarter of 2005, we recognized a net pre-tax gain of $0.5 million from the sale of one convenience store. There were no similar disposals during the third quarter of 2006.

     Interest Expense, Interest Income, Deferred Finance Costs Written Off in Connection with Refinance, Interest Expense to Related Parties, Gain (Loss) on Interest Rate Derivative Instruments and Guarantee Fees to Related Parties.
     Interest expense was $5.4 million for the third quarter of 2006, compared to $5.5 million for the third quarter of 2005, a decrease of $0.1 million or 1.8%. This was primarily due to a decrease in indebtedness of $42.5 million paid using IPO proceeds, partially off-set by increased indebtedness associated with the purchase of the BP stores, Fast stores, Pride assets, and higher short-term interest rates.
     Interest income was $2.4 million for the third quarter of 2006, compared to $1.1 million of interest income in the third quarter of 2005, an increase of $1.3 million or 118.2%. This increase was primarily due to higher cash and short-term investment balances as a result of both the refinery’s favorable operations, and the proceeds from our IPO in May 2006.
     During the third quarter of 2006, we recognized $1.4 million in unrealized losses on interest rate derivatives as compared to a $1.0 million unrealized gain during the third quarter of 2005.
  Income Tax Expense
     Income tax expense was $12.2 million during the third quarter of 2006, compared to $18.4 million for the third quarter of 2005, a decrease of $6.2 million or 33.7%. This decrease primarily resulted from our lower taxable income during the third quarter of 2006 compared to the third quarter of 2005, but was also the result of federal tax credits related to capital spent at the refinery on the diesel hydrotreater project. Our effective tax rate was 31.6% for the third quarter of 2006, compared to 36.2% for the third quarter of 2005.
     Substantially all of our refinery operations are conducted through a Texas limited partnership, which is not subject to Texas franchise tax. The limited partnership’s 0.1% general partner was subject to Texas franchise tax on its 0.1% share of refining operations. Additionally, all other Texas activity, including the new Marketing segment, has occurred in a limited partnership entity, also not subject to Texas franchise tax. Accordingly, the effective tax rate applicable to the Refining and Marketing segments is the federal tax rate plus a nominal amount of state franchise tax. Consequently, our consolidated effective tax rate was reduced by their proportionate contribution to our consolidated pretax earnings. Delek benefited from other tax incentives related to its refinery operations. Specifically, Delek was entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, Delek was entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items further reduced Delek’s effective federal tax rate. The taxation of earnings in Texas is subject to change due to new legislation which will be effective January 1, 2007. This legislation will require taxation of all or a portion of a limited partnership’s earnings.
  Nine months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005
  Net Sales
     Consolidated. Net sales were $2,400.2 million through the third quarter of 2006, compared to $1,387.5 million through the third quarter of 2005, an increase of $1,012.7 million or 73%. The increase in net sales was primarily due to the inclusion of a full nine months of sales from the acquired refinery compared to only five months operations in the nine months ended September 30, 2005, or $507.4 million, $84.9 million in net sales from the BP stores purchased in December 2005, $33.5 million in net sales from the Fast stores purchased in the third quarter of 2006, and higher average fuel prices at both our refinery and our retail fuel and convenience stores.
     Refining Segment. Operations in our Refining segment began with the acquisition of the refinery on April 29, 2005. Net sales were $1,240.6 million for the nine months ended September 30, 2006 compared to $589.2 million for the nine months ended September 30, 2005, an increase of $651.4 million or 110.6%. Of this increase, $507.4 million resulted from the inclusion of a full nine months of sales from the acquired refinery compared to only five months in the nine months ended September 30, 2005. Additionally, total sales volume for the nine months ended September 30, 2006, averaged 55,498 barrels per day compared to 52,646 barrels per day for the nine months ended September 30, 2005, an increase of 2,852 barrels per day or 5.4%. Average sales price per gallon rose to $81.88 per barrel for the first nine months of 2006 compared to $72.21 per barrel in 2005, an increase of 13.4%.
     Marketing Segment. Net sales for our Marketing segment were $94.3 million for the period from acquisition of assets from the Pride Companies on July 31, 2006 through September 30, 2006. Total sales volume averaged 17,535 barrels per day during this period.
     Retail Segment. Net sales for our Retail segment were $1,065.0 million through the third quarter of 2006, compared to $799.0 million through the third quarter of 2005, an increase of $266.0 million or 33.3%. This increase was primarily due to $84.9 million in net sales from the purchase of the BP stores acquired in December 2005, $33.5 million in net sales from the Fast stores acquired in the third quarter of 2006, increased same store gallons sold and a 20.4% increase in average retail fuel prices.
     Fuel Sales and Gallons. Retail fuel sales were 292.4 million gallons through the third quarter of 2006, compared to 249.5 million gallons through the third quarter of 2005. This increase was primarily due to 27.2 million gallons sold as a result of the acquisition of the BP stores in December 2005, 10.1 million in gallons sold from the Fast stores acquired during the third quarter of 2006 and increased gallons sold through our new retail concept stores. Comparable store (company stores operated for the entire nine months in both 2006 and 2005) gallons sold increased 6.2 million gallons or 2.5% through the third quarter of 2006, as compared to the similar period of 2005. Total fuel sales, including wholesale gallons, were $819.0 million through the third quarter of 2006, compared to $579.1 million through the third quarter of 2005, an increase of $239.9 million or 41.4%. The increase was primarily due to an increase of $0.44 per gallon in the average retail price per gallon ($2.60 per gallon compared to $2.16 per gallon) and increased sales from newly acquired stores. The BP stores acquired in December 2005 added $71.9 million in sales and $27.0 in fuel sales came from the Fast stores.
     Merchandise Sales. Merchandise sales were $246.0 million through the third quarter of 2006, compared to $219.8 million through the third quarter of 2005, an increase of $26.2 million, or 11.9%. This increase was primarily due to $13.0 million in merchandise sales from the BP stores acquired in December 2005 and $6.6 million in merchandise sales from the Fast stores acquired during the third quarter of 2006. Comparable store merchandise sales increased $7.5 million or 3.4%, primarily due to a 13.0% increase in food service sales.
  Cost of Goods Sold
     Consolidated. Cost of goods sold was $2,094.1 million through the third quarter of 2006, compared to $1,179.5 million through the third quarter of 2005, an increase of $914.6 million or 77.5%. Of this increase, $436.0 million was due to the cost of goods sold from the refinery operating the full nine months in 2006 as compared to a five month operating period in 2005, $95.2 million relates to the cost of goods sold from the new Marketing segment, $74.9 million was due to the cost of goods sold resulting from the BP stores acquired in December 2005 and $29.4 million was due to the costs of goods sold in the Fast stores acquired in the third quarter of 2006. Additionally, comparable store cost of goods sold increased $144.8 million primarily due to an increase in the average fuel cost at our retail fuel and convenience stores of 21.5%.
     Refining Segment. Cost of goods sold for our Refining segment was $1,059.0 million for 2006, compared to $489.4 million in the nine months ended September 30, 2005, an increase of $569.6 million or 116.4%. Of this increase, $436.0 million resulted from the inclusion of a full nine months of cost of goods sold from the refinery compared to only five months in the nine months ended September 30, 2005. The remaining cost increase was due to a 5.4% increase in average barrels sold per day and a 15.9% increase in crude and feedstock cost per barrel in the first nine months in 2006 compared to the average cost per barrel for the five months we operated the refinery in the same period in 2005. As a result, our refinery operating margin was $11.98 per barrel for the first nine months of 2006 compared to $12.23 per barrel for the period operated last year.
     Marketing Segment. Cost of goods sold was $95.2 million for the period from July 31, 2006 through September 30, 2006, approximating a cost per barrel sold of $57.51. This cost per barrel resulted in an average gross margin per barrel of $0.46. Included in costs during this period is an inventory valuation charge of $1.2 million associated with the purchase of initial inventory which required payment at a spot price rather than more favorable terms under our long-term purchase contracts. Additionally, we recognized a loss during the period of $797 thousand associated with settlement of nomination differences under long-term purchase contracts.
     Retail Segment. Cost of goods sold for our Retail segment was $940.1 million through the third quarter of 2006, compared to $691.0 million through the third quarter of 2005, an increase of $249.1 million or 36.0%. Of this increase, $74.9 million was due to the cost of goods sold resulting from the BP stores acquired in December 2005 and $29.4 million in cost of goods sold from the Fast stores acquired in the third quarter of 2006. Additionally, comparable store cost of goods sold increased $144.8 million primarily due to an increase in the average fuel cost at our retail fuel and convenience stores of 21.5%.
  Operating Expenses
     Operating expenses were $128.9 million through the third quarter of 2006, compared to $92.3 million through the third quarter of 2005, an increase of $36.6 million or 39.7%. Of this increase, $23.2 million resulted from the inclusion of a full nine months of expense from the acquisition of the refinery, acquired in April 2005, compared to only five months in the nine months ended

September 30, 2005. Refinery operating costs approximate $3.44 per barrel sold in year-to-date 2006 versus $3.71 in 2005. Additionally $5.7 million in operating expenses was generated from the BP stores acquired in December 2005 and $2.4 million in operating expenses were generated from the Fast stores acquired in the third quarter of 2006 and, therefore, these operating expenses are not included in the comparative 2005 nine month period. Also contributing to the higher operating expenses were credit card expenses at our Retail segment, which increased $1.6 million for comparable stores or 26.2% as a result of higher credit card transaction amounts due primarily to higher fuel prices, as well as increases in interchange fees charged by several credit card providers. Furthermore, during the second quarter of 2006, we increased our self-insurance reserves for workers’ compensation and general liability claims by approximately $1.0 million as a result of certain large claims incurred at the Retail segment and limited operating history at the Refinery and the BP stores. The Marketing segment increased the first nine months of 2006 operating expenses by approximately $0.2 million primarily related to salaries and increases to insurance costs.
  General and Administrative Expenses
     General and administrative expenses were $27.2 million through the third quarter of 2006, compared to $17.0 million through the third quarter of 2005, an increase of $10.2 million or 60%. Delek does not allocate general and administrative expenses to the segments, however this increase was primarily due to recognition of share-based compensation associated with the implementation of SFAS No. 123R, additional bonus associated with IPO activity, increases in personnel, professional support and contractors as a result of being a public company, the write-off of costs associated with an unsuccessful acquisition which totaled $0.4 million, consulting costs associated with several projects at the refinery and an increase in insurance reserves for general liability insurance. The Marketing segment increased the first nine months of 2006 general and administrative expenses by approximately $0.4 million primarily related to salaries and transition services during the assimilation of this business. Additionally, increases related to the acquisition of the refinery and the BP and Fast stores as well as our continued Sarbanes-Oxley compliance activities increased the year-to-date expense. Delek is working toward meeting its requirement to certify compliance with the internal control requirements of Sarbanes-Oxley in 2007.
  Depreciation and Amortization
     Depreciation and amortization were $14.8 million through the nine months ended September 30, 2006, compared to $11.5 million through the nine months ended September 30, 2005, an increase of $3.3 million or 28.7%. This increase was primarily due to depreciation associated with the refinery due to nine months of expense in 2006 versus five months in the 2005 comparative period. Additionally, the BP stores acquired during 2005 and the Fast stores acquired in the third quarter of 2006 have no comparative depreciation expense in 2005. Depreciation from the Marketing segment was not material.
Interest Expense, Interest Income, Deferred Finance Costs Written Off in Connection with Refinance, Interest Expense to Related Parties, Gain (Loss) on Interest Rate Derivative Instruments and Guarantee Fees to Related Parties
     Interest expense was $17.1 million through the third quarter of 2006, compared to $11.9 million through the third quarter of 2005, an increase of $5.2 million or 43.7%. This increase was due primarily to increased indebtedness and letter of credit fees associated with the purchases of the refinery, BP stores, Fast stores and Pride assets and higher short-term interest rates.
     Interest income was $5.0 million through the third quarter of 2006, compared to $1.1 million of interest income through the third quarter of 2005, an increase of $3.9 million. This increase was due primarily to higher cash and short-term investment balances as a result of both the refinery’s favorable operations, as well as the proceeds from our IPO in May 2006.
     Interest expense to related parties decreased from $2.3 million through the first nine months of 2005 to $1.0 million through the first nine months of 2006. This was due largely to the payment of all related party debt from proceeds received in our IPO in May 2006.
     During the second quarter of 2005, we wrote off $3.5 million of deferred financing costs associated with the refinancing of a portion of our long-term debt. Additionally through the third quarter of 2006, we recognized $0.2 million in unrealized gains on interest rate derivatives as compared to $1.0 million in gains through the third quarter of 2005.
  Income Tax Expense
     Income tax expense was $40.6 million through the third quarter of 2006, compared to $22.4 million through the third quarter of 2005, an increase of $18.2 million or 81.3%. This increase primarily resulted from our higher taxable income through the third quarter of 2006 compared to through the third quarter of 2005 as a result of the favorable operations of the refinery acquired in April 2005. Our effective tax rate was 33.3% through the third quarter of 2006, compared to 36.0% through the third quarter of 2005.
     The increase in income tax expense was partially offset by a decrease in our effective tax rate. Substantially all of our refinery operations are conducted through a Texas limited partnership, which is not subject to Texas franchise tax. The limited partnership’s 0.1% general partner was subject to Texas franchise tax on its 0.1% share of refining operations. Additionally, all other Texas activity, including the new Marketing segment, has occurred in a limited partnership entity, also not subject to Texas franchise tax. Accordingly, the effective tax rate applicable to the Refining and Marketing segments is the federal tax rate plus a nominal amount of state franchise tax. Consequently, our consolidated effective tax rate was reduced by their proportionate contribution to our consolidated pretax earnings. Delek benefited from other tax incentives related to its refinery operations. Specifically, Delek was entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, Delek was entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items further reduced Delek’s effective federal tax rate. The taxation of earnings in Texas is subject to change due to new legislation which will be effective January 1, 2007. This legislation will require taxation of all or a portion of a limited partnership’s earnings.
  Liquidity and Capital Resources
     Our primary sources of liquidity are cash generated from our operating activities and borrowings under our revolving credit facilities. In addition, our liquidity was enhanced during the second quarter of 2006 by the receipt of $167.5 million net proceeds from our initial public offering after the payment of underwriting discounts and commissions, and offering expenses. We believe that our cash flows from operations, borrowings under our revolving credit facilities, proceeds from our initial public offering and other capital resources will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete.
  Cash Flows from Operating Activities
     Net cash provided by operating activities was $95.0 million for the first nine months of 2006, compared to $139.2 million for the same period in 2005. This decrease in cash flows from operations was primarily due to increases in accounts receivable and other current assets and a decrease in our accounts payable balances, which were partially offset by an increase in fuel payable balance during the period as a result of operations at the refinery acquired in April 2005. This net decrease in cash flows was partially offset by higher net income primarily as a result of the operation of the refinery for a full nine months. Finally, the increase in income resulted in a corresponding increase in our income taxes payable during the current period.
  Cash Flows from Investing Activities
     Net cash used in investing activities was $240.6 million for the first nine months of 2006, compared to cash used of $83.6 million for the same period of 2005. This increase was partially a result of current period purchases and sales of short-term investments with net uses of $54.2 million. Our short-term investments consist of market auction rate debt securities, which Delek purchases from time to time using excess cash on deposit.
     Additional cash used in investing activities includes our capital expenditures during the current period of approximately $84.1 million, of which $67.0 million was spent on projects at our refinery and $17.0 million in our Retail segment. During the nine months ended September 30, 2006, we spent $59.2 million on regulatory and compliance projects at the refinery. In our Retail segment, we spent $9.5 million opening four “new generation stores”, completing one retro-fit of a store and re-imaging the majority of the BP stores acquired in December 2005. Finally, in the nine months ended September 30, 2006, we utilized $107.3 million of cash in connection with the $56.5 million acquisition of the Pride Companies assets and $50.9 million, less $0.1 million of cash received, in connection with the acquisition of the Fast Petroleum convenience stores.
     In the nine months ended September 30, 2005, we utilized $73.2 million of cash in connection with the acquisition of the refinery.
  Cash Flows from Financing Activities
     Net cash provided from financing activities was $183.2 million for the first nine months of 2006, compared to $69.3 million during the same period of 2005. Cash provided from financing activities was primarily as a result of our initial public offering completed on May 9, 2006. We received approximately $167.5 million in net proceeds from the initial public offering after payment of underwriting discounts and commissions and offering expenses.

     Cash used in financing activities during the current period primarily included debt repayments of $16.7 million on our Senior Secured Credit Facility and repayment of two related party notes totaling $42.5 million. We fully repaid the $25.0 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek — The Israel Fuel Corporation Ltd. (Delek Fuel), which bore interest at a rate of 6.3% per year and had a maturity date of April 27, 2008; and we fully repaid the $17.5 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Group, which bore interest at a rate of 7.0% per year and had a maturity date of April 27, 2010.
     On May 23, 2006, we also, refinanced $30.0 million of existing promissory notes with a new $30.0 million promissory note in favor of Israel Discount Bank of New York. The proceeds of this note were used to repay the outstanding $10.0 million of indebtedness under the Bank Leumi note due April 27, 2007 and to refinance the $20.0 million outstanding principal indebtedness under the previous note with Israel Discount Bank of New York due April 30, 2007. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.00% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by Delek with the first interest payment due on November 26, 2006. In connection with this refinancing, the Delek Group guaranty made to Israel Discount Bank of New York on Delek’s behalf and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.
     On July 14, 2006, in connection with the purchase of Fast Petroleum, Inc. discussed in Note 4, Delek amended the Senior Secured Credit Facility Revolver and increased its commitment by an additional $50.0 million for a total commitment under the Senior Secured Credit Facility Revolver of $120.0 million.
     On July 27, 2006, Delek executed a $30.0 million promissory note in favor of Bank Leumi US. The proceeds of this note were used to fund1 discussed in Note 4. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days as selected by Delek with the first interest payment due on October 24, 2006.
     In conjunction with the Pride acquisition discussed in Note 4, on July 31, 2006, Delek executed a short-term revolver with Fifth Third Bank as administrative agent in the amount of $50.0 million. The proceeds of this note were used to fund the working capital needs of a new Delek subsidiary, Delek Marketing and Supply, L.P. The Fifth Third Revolver matures on July 30, 2007, and bears interest, payable for the applicable interest period, at a spread of 1.5% to 2.5%, as determined by a leverage based pricing matrix, per year over the LIBOR. As of September 30, 2006 the weighted average borrowing rate for amounts borrowed was 8.01%. Amounts available under Fifth Third revolver as of September 30, 2006 were approximately $25.7 million.
     Activity during the comparable period in 2005 primarily consisted of a total refinancing of all debt.
  Cash Position and Indebtedness
     As of September 30, 2006, our total cash and cash equivalents were $100.2 million, investment grade short-term investments totaled $80.9 million and we had total indebtedness of approximately $286.3 million. Borrowing availability under our three separate revolving credit facilities was approximately $115.5 million and we had a total face value of letters of credit outstanding of $204.5 million. We were in compliance with our covenants in all debt facilities as of September 30, 2006. Our liquidity was further enhanced during the second quarter of 2006 by the receipt of approximately $167.5 million in net proceeds from our initial public offering of common stock.
  Capital Spending
     Our original total capital expenditure budget for 2006 was $77.4 million, primarily related to retail activities and environmental expenditures at the refinery. During the third quarter, additional project costs associated with several refinery improvements have required us to reassess that budget.
     As of September 30, 2006, we had spent $84.1 million for capital expenditures. Of this amount, $67.0 million was spent in refinery projects. Environmental projects at the refinery totaled $59.2 million, including $56.5 million towards compliance with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline and diesel fuel. We now expect total capital expenditures in the Refining segment to be approximately $71.2 million for all of 2006.

     In the Retail segment, we have spent $17.0 million through September 30, 2006 for capital expenditures. In 2006, we now expect to spend approximately $23.9 million in the Retail segment, $18.8 million of which is expected to consist of new construction, retrofits, and “raze and rebuild” projects. As of September 30, 2006, approximately $9.5 million had been spent on such projects.
     We now expect our capital expenditure budget for 2006 to be $95.1 million. The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects to the refinery. Additionally, the scope and /or cost of employee and/or contractor labor expense related with installation of that equipment could increase from our projections.
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
     We are exposed to market risks related to the volatility of crude oil and refined petroleum product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices, which depend on many factors, including demand for crude oil, gasoline and other refined petroleum products, changes in the economy, worldwide production levels, worldwide inventory levels and governmental regulatory initiatives. Our risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations. We did not enter into or carry any commodity futures contracts in the three or nine month periods ended September 30, 2006 and 2005, respectively.
     We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At September 30, 2006, we held approximately 1.3 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $53.58 per barrel. Replacement cost (FIFO) exceeded carrying value of LIFO costs by $12.9 million. We refer to this excess as our LIFO reserve.
     Interest Rate Risk. We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $286.3 million as of September 30, 2006. We help manage this risk through interest rate cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with SFAS No. 133, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments increased by $0.2 million and $1.0 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.
     The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreement taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect the interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical 1% change in interest rates on floating rate debt outstanding as of September 30, 2006 would be to change interest expense by $2.9 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of September 30, 2006, we had interest rate cap agreements in place representing $130.0 million in notional value with various settlement dates, the latest of which expires in July 2010. These interest rate caps range from 3.50% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.50% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was $3.6 million as of September 30, 2006.

ITEM 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
     Our management has evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in internal control over financial reporting.
     There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during Delek’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1A. Risk Factors
     Our Prospectus filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2006, includes a detailed discussion of our risk factors. Our discussion of risk factors was supplemented in Part II, Item IA of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (the “Second Quarter 10-Q”). The risk factors set forth below further supplement and should be read in conjunction with the risk factors disclosed in the Prospectus and the Second Quarter 10-Q.
     An interruption or termination of supply and delivery of refined products to our wholesale business could result in a decline in our sales and earnings.
     Our wholesale business sells unbranded refined products supplied by refineries owned by third parties unaffiliated with us. We could experience an interruption or termination of supply and delivery of refined products from these refineries if these refineries partially or completely shut down their operations, temporarily or permanently. The ability of these refineries to supply refined products to us could be disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond the refineries’ control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events; labor difficulties and work stoppages; governmental or private party litigation; or legislation or regulation that adversely impacts refinery operations. In addition, any reduction in capacity of third-party pipelines that connect with our pipelines due to testing, line repair, reduced operating pressures, or other causes could result in reduced volumes of refined product supplied to our marketing and supply business. A reduction in the volume of refined products supplied to our wholesale business could adversely affect our sales and earnings.
     We may be unable to negotiate market price risk protection in contracts with unaffiliated suppliers of refined products.
     We obtain most of our supply of refined products for our wholesale business under contracts that contain provisions that mitigate the market price risk inherent in the purchase and sale of refined products. We cannot assure you that we will be able to negotiate similar market price protections in other contracts that we enter into for the supply of refined products. To the extent that we purchase refined product inventory at prices that do not compare favorably to the prices at which we are able to sell refined products, our sales and margins may be adversely affected.
     Other than the risk factors set forth above, there are no material changes to the risk factors disclosed in the Prospectus and the Second Quarter 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
     On May 3, 2006, the SEC declared effective our registration statement on Form S-1 (Registration No. 333-131675) related to our initial public offering of common stock. Approximately $4.5 million was used to pay offering expenses related to the initial public offering, and approximately $12.0 million was used to pay underwriting discounts and commissions. Net proceeds of the offering after payment of offering expenses and underwriting discounts and commissions were approximately $167.5 million.
     As of September 30, 2006, we used the net proceeds from the offering as follows:
•	to fully repay the $25.0 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Fuel, one of our affiliates, which bore interest at a rate of 6.3% per year and had a maturity date of April 27, 2008;

•	to fully repay the $17.5 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Group Ltd., which bore interest at a rate of 7.0% per year and had a maturity date of April 27, 2010;

•	to pay expenses of $4.5 million associated with the offering;

•	to purchase the 43 retail locations from Fast Petroleum in the amount of $23.0 million;

•	to purchase the assets of the Pride Companies and establish the Marketing segment in the amount of $50.0 million.
     The remaining net proceeds from the offering continue to be invested in short term investments consisting of market auction rate debt securities.
Item 5. Other Information
     On November 13, 2006, we executed an amendment to the employment agreement with our president and chief executive officer, Ezra Uzi Yemin. The amendment removed a provision in the agreement that granted us a right of first refusal in the event that Mr. Yemin sought to sell all or any portion of the shares of our common stock issuable upon the exercise of the share purchase rights granted to him under the agreement.

Item 6. Exhibits

Exhibit No.	Description

10.1	Sixth Amendment to Amended and Restated Credit Agreement entered into effective July 13, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc.

10.2	Credit Agreement dated July 31, 2006, by and between Delek Marketing and Supply, LP, and various financial institutions, from time to time, party to the Agreement, as Lenders, and Fifth Third Bank, Administrative Agent.

10.3	Promissory Note dated July 27, 2006, by and between Delek US Holdings, Inc., and Bank Leumi USA as lender.

10.4	First Amendment to Purchase and Sale Agreement, made and entered into as of July 13, 2006, by and between MAPCO Express, Inc., FAST Petroleum, Inc., Worth L. Thompson, Jr., John E. Thompson, Thompson Management, Inc., Thompson Acquisitions, Inc., Thompson Investment Properties, Inc., WJET, Inc., Fast Financial Services, Inc. and Top Tier Assets LLC (incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 11, 2006).

10.5	First Amendment to Purchase and Sale Agreement, made and entered into as of July 31, 2006, by and among Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, Pride Products and Delek US Holdings, Inc. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.2(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 11, 2006).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the Registrant, Delek US Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
By:

Signature	Title	Date

/s/ EZRA UZI YEMIN Ezra Uzi Yemin	President and Chief Executive Officer (Principal Executive Officer) and Director	November 13, 2006

/s/ EDWARD MORGAN Edward Morgan	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2006

EXHIBIT INDEX

Exhibit No.	Description

10.1	Sixth Amendment to Amended and Restated Credit Agreement entered into effective July 13, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc.

10.2	Credit Agreement dated July 31, 2006, by and between Delek Marketing and Supply, LP, and various financial institutions, from time to time, party to the Agreement, as Lenders, and Fifth Third Bank, Administrative Agent.

10.3	Promissory Note dated July 27, 2006, by and between Delek US Holdings, Inc., and Bank Leumi USA as lender.

10.4	First Amendment to Purchase and Sale Agreement, made and entered into as of July 13, 2006, by and between MAPCO Express, Inc., FAST Petroleum, Inc., Worth L. Thompson, Jr., John E. Thompson, Thompson Management, Inc., Thompson Acquisitions, Inc., Thompson Investment Properties, Inc., WJET, Inc., Fast Financial Services, Inc. and Top Tier Assets LLC (incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 11, 2006).

10.5	First Amendment to Purchase and Sale Agreement, made and entered into as of July 31, 2006, by and among Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, Pride Products and Delek US Holdings, Inc. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.2(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 11, 2006).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002