Form 10-K
period 2006-12-31
Delek US Holdings, Inc.
filed 2007-03-20
CIK 1351541

_ _

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-6841

DELEK US HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	52-2319066 (I.R.S. Employer Identification No.)

830 Crescent Centre Drive, Suite 300, Franklin, Tennessee (Address of principal executive offices)	37067 (Zip Code)

Registrant’s telephone number, including area code
(615) 771-6701

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates at June 30, 2006 was approximately $173,067,200, based upon the closing sale price of the registrant’s Common Stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.

At February 23, 2007, there were 51,139,869 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated by reference into Part III of this Form 10-K.

ii

Unless otherwise indicated or the context requires otherwise, the terms “Delek,” “we,” “our” “company” and “us” are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward looking statements. These forward looking statements generally are identified by the words “may,” “will,” “should,” “could,” “would,” “predicts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “anticipates,” “estimates” and similar expressions. Forward- looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A, Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also “Forward-Looking Statements” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (bpd), along with an associated crude oil pipeline and light products loading facilities. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 394 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. We focus on creating value in our existing and acquired assets through disciplined financial management and operating expense and loss prevention controls, effective utilization of information technology and implementation of new marketing strategies and by fostering a culture of dedication and teamwork among our employees.

We are a Delaware corporation formed in connection with our acquisition in May 2001 of 198 retail fuel and convenience stores from a subsidiary of The Williams Companies. Since then, we have completed several other acquisitions of retail fuel and convenience stores. In 2005, we expanded our scope of operations to include complementary petroleum refining and wholesale and distribution businesses by acquiring the Tyler refinery. We initiated operations of our marketing segment during the third quarter of 2006 with the purchase of assets from Pride Companies LP and affiliates. We are also a controlled company under the rules and regulations of the New York Stock Exchange because an indirect, wholly-owned subsidiary of Delek Group Ltd., owns approximately 77.0% of our outstanding common stock. Delek Group Ltd. is a conglomerate that is domiciled and publicly traded in Israel, has significant interests in fuel supply businesses and is controlled indirectly by Mr. Itshak Sharon (Tshuva).

Acquisitions

We have been successful in rapidly integrating our refinery acquisition, five large retail fuel and convenience store acquisitions, a pipeline and terminal acquisition and several smaller acquisitions since our formation in 2001. Our principal acquisitions since inception are summarized below:

Approximate
purchase
Date	Acquired Company/Assets	Acquired from	price(1)

May 2001	MAPCO Express, Inc., with 198 retail fuel and convenience stores	Williams Express, Inc.	$162.5 million
June 2001	36 retail fuel and convenience stores in Virginia	East Coast Oil Corporation	$40.1 million
February 2003	Seven retail fuel and convenience stores	Pilot Travel Centers	$11.9 million
April 2004	Williamson Oil Co., Inc., with 89 retail fuel and convenience stores in Alabama, a wholesale fuel and merchandise operation	Wiliamson Oil Co., Inc.	$19.8 million, plus assumed debt of $28.6
April 2005	Refinery, pipeline and other refining, product terminal and crude oil pipeline assets located in and around Tyler, Texas, including physical inventories of crude oil, intermediaries and light products	La Gloria Oil and Gas Company	$68.1 million, including $25.9 million of prepaid crude inventory and $38.4 million of assumed crude vendor liabilities
December 2005	21 retail fuel and convenience stores, a network of four dealer-operated stores, four undeveloped lots and inventory in the Nashville, Tennessee area (BP Stores)	BP Products North America, Inc.	$35.5 million
July 2006	43 retail fuel and convenience stores located in Georgia and Tennessee (Fast stores)	Fast Petroleum, Inc.	$50.0 million
July 2006	Refined petroleum product terminals, seven pipelines, storage tanks and idle oil refinery equipment (Pride assets)	Pride Companies, L.P.	$55.1 million

(1)	Excludes transaction costs

In the first quarter of 2007 we signed a purchase and sale agreement to acquire 107 stores from Calfee Company of Dalton, Inc. and affiliates for $65.0 million plus inventory. We anticipate that, subject to government approval, this acquisition will close in the second quarter of 2007. We expect to continue to review acquisition and organic growth opportunities in the refining, marketing, retail fuel and convenience store markets as well as opportunities to acquire other petroleum sale and distribution logistical assets such as pipelines, terminals and fuel storage facilities.

Information About Our Segments

As a result of our acquisition of refined petroleum product terminals, seven pipelines, storage tanks and idle refinery equipment, beginning in the third quarter of 2006 we added a third operating segment, marketing, to complement our refining and retail segments. Segment information is prepared on the same basis that management reviews financial information for operational decision making purposes. Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 10, Segment Data, of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Refining Segment

We operate a high conversion, moderate complexity independent refinery with a design crude distillation capacity of 60,000 bpd, along with an associated crude oil pipeline and light products loading facilities. The refinery is located in the city of Tyler in East Texas, and is the only supplier of a full range of refined petroleum products within a radius of approximately 115 miles.

The Tyler refinery is situated on approximately 100 out of a total of approximately 600 contiguous acres of land (excluding pipelines) that we own in Tyler and adjacent areas. The Tyler refinery includes a fluidized catalytic cracking unit and a delayed coker, enabling us to produce over 92% light products and has a Nelson complexity of 8.9. It has the ability to produce and sell a full range of gasoline, diesel, jet fuels, liquefied petroleum gas (LPG) and natural gas liquids (NGLs). For 2006, gasoline accounted for approximately 53% and diesel and jet fuels accounted for approximately 39% of the Tyler refinery’s production.

The inland location of the Tyler refinery provides a degree of protection from the effects of tropical weather. While Hurricane Rita caused significant property damage and resulted in a substantial period of down time for numerous refiners in Southern Texas, the Tyler refinery maintained stable operations throughout, and was the sole supplier of refined petroleum products in East Texas during late September 2005, as competing terminals in our region ran out of supply.

Fuel Customers.  We have the advantage of being able to deliver nearly all of our gasoline and diesel fuel production into the local market via our terminal at the refinery. Our customers have strong credit profiles and include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, and independent retail fuel operators. Our refinery’s ten largest customers, excluding U.S. government contracts, accounted for $904.7 million, or 57.5%, of net sales for the refining segment for 2006. Our customers include ExxonMobil, Valero Marketing and Supply, Murphy Oil USA, Truman Arnold and Chevron, among others. Although none of our customers account for 10% or more of our consolidated net sales in 2006, ExxonMobil accounted for approximately 13% of net sales for the refining segment for 2006. Our product pipeline sales are specific to Chevron and represent 6.4% of the refining segment’s sales. Additionally, during the second quarter of 2006, we were awarded a contract with the U.S. government to supply jet fuel (JP8) to various military facilities for a one year period. The government solicits competitive bids for this contract annually. Sales under this contract totaled $51.5 million, or 3.3%, of the refining segment’s 2006 net sales.

The Tyler refinery does not generally supply fuel to our retail fuel and convenience stores, since it is not located in the same geographic region as our stores.

Refinery Design and Production.  The Tyler refinery has a crude oil processing unit with a 60,000 bpd atmospheric column and a 18,000 bpd vacuum tower. The other major process units at the Tyler refinery include a 20,200 bpd fluid catalytic cracking unit, a 6,500 bpd delayed coking unit, a 21,000 bpd naphtha hydrotreating unit, a 22,000 bpd distillate hydrotreating unit, a 17,500 bpd continuous regeneration reforming unit, a 5,000 bpd isomerization unit, and an alkylation unit with a capacity of 4,700 bpd.

The Tyler refinery was designed to mainly process light, sweet crude oil, which is a higher quality, more expensive crude oil than heavy, sour crude oil. Our owned and leased pipelines are connected to five crude oil pipeline systems that allow us access to East Texas, West Texas and foreign sweet crude oils. A small amount of local East Texas crude oil is also delivered to the refinery by truck. The table below sets forth information concerning crude oil received at the Tyler refinery in 2006:

Percentage of Crude
Source	Oil Received

East Texas Crude Oil	65%
West Texas Intermediate Crude Oil	26%
Foreign Sweet Crude Oil	5%
Other Domestic Crude	4%

Upon delivery to the Tyler refinery, crude oil is sent to a distillation unit, where complex hydrocarbon molecules are separated into distinct boiling ranges. The processed crude oil is then treated in specific units of the refinery, and the resulting distilled and treated fuels are pumped to blending units to create the desired finished fuel product. A more detailed summary of our production output for the year ended 2006 follows:

•	Gasoline: Gasoline accounted for approximately 53% of our refinery’s production. The refinery produces three different grades of conventional gasoline (premium — 93 octane, regular and mid-grade), as well as aviation gasoline.

•	Diesel/jet fuels. Diesel and jet fuel products accounted for approximately 39% of our refinery’s production. Diesel and jet fuel products include military specification JP-8, commercial jet fuel, low sulfur diesel, and ultra low sulfur diesel, which replaced the low sulfur diesel beginning in September, 2006.

•	Petrochemicals. We produced small quantities of propane, refinery grade propylene and butanes.

•	Other Products. We produced small quantities of other products, including anode grade coke, slurry oil, sulfur and other blendstocks.

The table below sets forth information concerning the historical throughput and production at the Tyler refinery for the last three years. The data for periods prior to April 29, 2005 have been derived from the internal financial records of the previous owner.

			Period from
	Year Ended		April 29 through		Year Ended		Year Ended
	December 31,		December 31,		December 31,		December 31,
	2006		2005(1)		2005(2)		2004
	Bpd	%	Bpd	%	Bpd	%	Bpd	%

Refinery throughput:
Crude	55,998	96.3%	51,906	97.7%	48,251	96.8%	46,885	93.9%
Other Blendstocks	2,130	3.7	1,244	2.3	1,584	3.2	3,051	6.1

Total refinery throughput	58,128	100.0%	53,150	100.0%	49,835	100.0%	49,936	100.0%

Products produced:
Gasoline	30,163	53.3%	26,927	52.2%	25,744	53.0%	28,349	57.6%
Diesel/jet	21,816	38.6	20,779	40.2	18,688	38.5	17,613	35.8
Petrochemicals, LPG, NGLs	2,280	4.0	2,218	4.3	1,983	4.0	2,153	4.4
Other	2,324	4.1	1,684	3.3	2,185	4.5	1,108	2.2

Total products produced	56,583	100.0%	51,608	100.0%	48,600	100.0%	49,223	100.0%

(1)	Effective April 29, 2005, we completed the acquisition of the Tyler refinery and related assets. Information presented is for the 247 days we operated the refinery in the fiscal period ended December 31, 2005.

(2)	Represents actual throughput during the year ended December 31, 2005 (including pre and post-acquisition), and reflects reductions resulting from the turnaround conducted by the previous owner during the first quarter of 2005 and a three-week turnaround that we conducted in the fourth quarter of the year.

During the third quarter of 2006, two significant capital projects were completed that allowed us to produce 100% of our diesel pool as ultra low sulfur diesel and provided improved and more reliable sulfur handling capability at the refinery. These projects were comprised of the expansion and modification of the distillate de-sulfurization unit and the installation of a new 35 long ton per day sulfur recovery unit and tail gas treating unit. The completion of these two projects concluded the first phase of our Clean Fuels capital program.

Profitability Improvements.  Delek conducted a feasibility study to identify opportunities to improve the profitability of the refinery. This study identified three low complexity projects with estimated potential returns on investment of approximately 50%. The projects are designed to provide incremental refining segment contribution margin by allowing the processing of a lower cost crude slate, as well as reducing current operational bottlenecks in certain processing units. As with any capital project, we may experience increases in the cost and/or timing to obtain necessary equipment required to complete the project. Additionally, the scope and/or cost of employee and/or contractor labor expense related to the installation of equipment could increase. We are moving forward with these projects and they are expected to be fully implemented in the second half of 2008.

Storage Capacity.  Storage capacity at the Tyler refinery, including tanks along our pipeline, totals approximately 2.7 million barrels, consisting of approximately 1.2 million barrels of crude oil storage and 1.5 million barrels of refined and intermediate product storage.

Supply and Distribution.  The majority of the crude oil purchased for the Tyler refinery is East Texas crude oil. Most of this East Texas crude oil processed in our refinery is delivered by truck or through our pipeline and leased pipeline from Nettleton Station in Longview, Texas. This represents an inherent cost advantage due to our ability to purchase crude oil on its way to market, as opposed to purchasing from a market or trade location. The crude oil is purchased during the trading month and priced during the calendar month to achieve the refinery crack spread of the day. The proximity of the refinery to receive both domestic and foreign barrels affords us the opportunity to replace barrels with financially advantaged alternatives on short notice.

Our ability to access West Texas intermediate (WTI) or foreign sweet crude oil, when they are available at competitive prices, has helped significantly to maintain the refinery’s competitive supply cost advantage. These alternate supply sources allow us to optimize the refinery operation and utilization while also allowing us to more favorably negotiate the cost and quality of the local East Texas crude oil we purchase.

The McMurrey Pipeline System, which we own, consists of approximately 65 miles of 6-inch crude oil lines that transports crude oil to the Tyler refinery. We currently operate the main trunk line, and the following pump stations and terminals that are also owned by us:

•	Delek Tank Farm: One 150,000 barrel and one 300,000 barrel tank.

•	Nettleton Station: Five 50,000 barrel tanks.

•	Bradford Station: One 50,000 barrel and one 100,000 barrel tank.

•	ARP Station: Two 50,000 barrel tanks.

The vast majority of our transportation fuels and other products are sold via truck directly from the refinery. We operate a nine lane transportation fuels truck rack with a wide range of additive options, including proprietary packages dedicated for use by our major oil company customers. LPG, NGLs, and clarified slurry oil are also sold via truck from dedicated loading facilities at the refinery. We also have a pipeline connection for the sale of propane into a facility owned by Texas Eastman. Petroleum coke is sold primarily via rail from the refinery, with occasional truck loading for specialty or excess product.

The remainder of our transportation fuels are sold via pipeline to a single, pipeline-connected terminal owned by Chevron. We transport these products on TEPPCO pipeline to a point of interconnection to a Chevron-owned pipeline terminating in Big Sandy, Texas.

Competition.  The refining industry is highly competitive and includes fully integrated national or multinational oil companies engaged in many segments of the petroleum business, including exploration, production, transportation, refining, marketing and convenience stores. Our principal competitors are Texas Gulf Coast refiners, product terminal operators in our region and Calumet Lubricants in Shreveport, Louisiana. The principal competitive factors affecting our refinery operations are crude oil and other feedstock costs, refinery product margins, refinery efficiency, refinery product mix and distribution and transportation costs. Certain of our larger competitors operate refineries that are larger and more complex and in different geographies, and, as a result, could have lower per barrel costs or higher margins per barrel of throughput than us. We have no crude oil reserves and are not engaged in exploration. We believe, however, that we are a strong competitor in our defined market because our manufactured products are not readily made available by our competitors and our location allows for a realized margin that is favorable in comparison to the reported Gulf Coast 5-3-2 crack spread because our production process yields a high percentage of high margin light distillate products.

Marketing Segment

Formed initially in connection with the acquisition of the assets of the Pride Companies LP and its affiliates in 2006, the marketing segment represents the next step in our strategy of becoming a fully integrated provider of fuels and related products. Through this segment, we sell refined products on a wholesale basis in west Texas through company-owned and third party operated terminals. In order to grow our presence in this segment, we intend to implement the following initiatives: further develop and leverage our existing marketing and distribution capabilities and experience using the assets acquired from the Pride Companies, more fully utilize our favorable supply contract with Magellan Asset Services LP (Magellan), develop exchange opportunities between our segments and expand our base of operations through acquisitions.

Our marketing segment generates net sales through five integrated activities:

•	Transportation of petroleum products through pipelines and company-owned truck loading terminals in Abilene, Texas and San Angelo, Texas

•	Direct sales of petroleum products to third parties through truck racks in San Angelo, Abilene, Aledo, Odessa, DFW Chevron and Big Springs, Texas and other terminals throughout the Magellan Orion pipeline system

•	Product supply to exchange partners at the Abilene, San Angelo and Aledo terminals

•	Marketing services for both wholesale marketing and contract sales on behalf of our Tyler refinery since October 2006

•	A margin-sharing arrangement with our Tyler refinery of 50% of wholesale margins above a contractually defined threshold

A description of the assets we use to generate these net sales include:

Petroleum Product Marketing Terminals.  The marketing segment markets its products through three owned terminals in San Angelo, Abilene and Tyler, Texas and third-party terminaling operations in Aledo, Odessa and Big Springs, Texas. The San Angelo terminal began operations in 1991 and has operated continuously. The Abilene terminal began operations in the 1950’s and has undergone routine upgrading. At each terminal, products are loaded on two loading lanes each having four bottom-loading arms. The loading racks are fully automated and unmanned during the night. The Tyler terminal was built in the 1970’s and was most recently expanded in 1994. It is currently operated by our refining segment and includes nine loading lanes and is fully automated and unmanned at night. We have in excess of 1,000,000 barrels of combined refined product storage tank capacity at Tye station and our terminals in Abilene and San Angelo.

Pipelines.  We own seven product pipelines of approximately 114 miles between our refined product terminals in Abilene and San Angelo, Texas, which includes a line connecting our facility to Dyess Air Force Base. These refined product pipelines are:

•	Eight-inch pipeline between Magellan Pipeline Company, L.P. custody transfer point at Tye Station (Magellan tie-in) to the Abilene terminal

•	13.5 mile, four-inch pipeline from the Abilene products terminal to the Magellan tie-in

•	76.5 mile, six-inch products pipeline system from the Magellan tie-in to San Angelo

•	Three other local product pipelines

Supply Agreements.  Substantially all of our petroleum products are purchased from Magellan under two separate supply contracts. Under the terms of the first supply contract, we can purchase up to 20,350 bpd of petroleum products to the Abilene terminal for sales and exchange at Abilene and San Angelo. The primary term is through December 31, 2007, however, the agreement may be renewed for five additional terms of two years. Additionally, we can purchase up to an additional 7,000 bpd of refined products into the Magellan pipeline system in East Houston under a separate contract that expires in 2015. While the primary purpose of this second contact is to supply products at Magellan’s Aledo, Texas terminal, the agreement allows us to redirect products to other terminals along the Magellan pipeline. In the five months subsequent to our purchase of the Pride Companies’ assets, we purchased approximately 96% of our marketing segment’s petroleum products from Magellan under these two agreements.

Customers.  We have various types of customers including major oil companies such as ExxonMobil, independent refiners and marketers such as Murphy Oil, jobbers, distributors, utility and transportation companies and independent retail fuel operators. In general, marketing customers typically come from within a 100-mile radius of our terminal operations. Our customers include Flying J, Murphy Oil, ExxonMobil, and Town & Country Food. None of our customers in the marketing segment accounted for 10% or more of our consolidated or segment net sales in 2006. The top ten customers accounted for just over half of the marketing segment sales in 2006. In October 2006, our marketing segment also began providing marketing and sales services for customers of the Tyler refinery.

In return for these services to customers of the Tyler refinery, the marketing segment receives a monthly fee from the refining segment plus a sharing of marketing margin above predetermined thresholds. Net fees received under this arrangement were $3.4 million in 2006, and eliminate in consolidation.

Competition.  Our company-owned refined product terminals compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. The two key markets in west Texas that we serve from our company-owned facilities are Abilene and San Angelo, TX. While we have direct competition from an independent refiner that markets through another terminal in the Abilene market, there are no competitive fuel loading terminals within approximately 90 miles of our San Angelo terminal.

Retail Segment

We operate 394 retail fuel and convenience stores, which are located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia, primarily under the MAPCO Express®, MAPCO Marttm, East Coast ®, Fast Food and Fueltm and Discount Food Marttm brands. In 2006 we purchased 43 stores from Fast Petroleum, Inc. and affiliates that strengthened our presence in key core markets located in southeastern Tennessee and northern Georgia and re-imaged all stores purchased in the BP acquisition. We also completed four store “raze and rebuilds”, opened two new stores, which we constructed, and retrofitted four existing stores using our next generation, MAPCO Mart concept. The MAPCO Mart store with GrilleMarxtm is designed to offer premium amenities and products, such as a proprietary made-to-order food program with touch-screen order machines, indoor and outdoor seating, expanded coffee and hot drink bars, an expanded cold and frozen drink area where customers can customize their drink flavors, a walk-in beer cave and an expanded import and micro brew beer section. Due to the initial success of these stores in our Nashville market, we plan to continue our “raze and rebuild” program into other of our core markets in 2007.

Our retail segment also includes a wholesale fuel distribution operation that supplies more than 50 dealer-operated retail locations. We believe that we have established strong brand recognition and market presence in the major retail markets in which we operate. Approximately 87% of our stores are concentrated in Tennessee, Alabama and Virginia. In terms of number of retail fuel and convenience stores, we rank in the top-three in major markets such as Nashville, Memphis, northern Alabama and Richmond.

We operate a business model that we believe enables us to generate higher per gallon gas margins than the industry average as well as drive merchandise sales that are higher than the industry average. Our stores are positioned in high traffic areas (approximately 79% of our stores are located at street corner locations) and we employ a localized marketing strategy that focuses on the demographics surrounding each store and customizing the product mix and promotional strategies to meet the needs of customers in those demographics. Our management approach also incorporates a strong focus on controlling operating expenses and loss prevention, which has been an important element in the successful development of our retail segment.

Company-Operated Stores.  Of our sites, approximately 66% are open 24 hours per day and the remaining sites are open at least 16 hours per day. Our average store size is approximately 2,360 square feet with approximately 69% of our stores being more than 2,000 square feet.

Our retail fuel and convenience stores typically offer tobacco products and immediately consumable items such as beer, non-alcoholic beverages and a large variety of snacks and prepackaged items. A significant number of the sites also offer state sanctioned lottery games, ATM services and money orders. While several of our locations include well recognized national quick service food chains such as Subway ®, we have begun to change our focus in food service to providing proprietary, made to order food offerings under our GrilleMarxtm brand. We have chosen this strategy because we believe it best fits our neighborhood store strategy of offering products that meet the customs and tastes of each community we serve. Our GrilleMarxtm program gives us significant flexibility in site selection, the ability to control product consistency and tailor our food offerings to local tastes. In addition, our proprietary fresh food program allows us a unique product offering without paying royalties typically charged by the branded programs. In 2006 we added the GrilleMarxtm food program to 10 locations and rolled out a premium coffee and frozen beverage programs to most locations. We also introduced private label products to our soft drink, sandwich, water and automotive categories which provide points of differentiation and enhanced margins. Our plans are to add at least one new private label offering per quarter during 2007.

All of our locations are retail fuel and convenience stores. The majority of our retail fuel and convenience stores have 4 to 5 multi-pump fuel dispensers with credit card readers. Virtually all of our company-operated locations have a canopy to protect self-service customers from rain and to provide street appeal by creating a modern, well-lit and safe environment.

Fuel Operations.  For the years ended December 31, 2006, 2005 and 2004, our net fuel sales were 76.3%, 73.4% and 69.5%, respectively, of net sales for our retail segment. The following table highlights certain information regarding our fuel operations for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31
	2006	2005	2004

Number of stores (end of period)	394	349	331
Average number of stores	369	330	310
Retail fuel sales (thousands of gallons)	396,867	341,335	315,294
Average retail gallons per average number of stores (thousands of gallons)	1,075	1,034	1,017
Retail fuel margin (cents per gallon)	$0.145	$0.165	$0.155

We currently operate a fleet of delivery trucks to deliver approximately 57% of the fuel sold at our retail fuel and convenience stores. We purchased approximately 33% of the fuel sold at our retail fuel and convenience stores in 2006 from Valero Marketing and Supply under a contract that extends through the second quarter of 2008. We also purchase fuel under contracts with BP, ExxonMobil, Shell, Conoco Phillips and Chevron, and purchase the balance of our fuel from a variety of independent fuel distributors. The price of fuel purchased is generally based on contracted differentials to local and regional price benchmarks. The initial terms of our supply agreements range from one year to 15 years and generally contain minimum monthly or annual purchase requirements. To date, we have met substantially all our purchase commitments under these contracts.

Merchandise Operations.  For 2006, 2005 and 2004, our merchandise sales were 23.7%, 26.6%, and 30.5% respectively, of net sales for our retail segment. The following table highlights certain information with respect to our merchandise sales for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31
	2006	2005	2004

Comparable store merchandise sales change	2.9%	1.4%	4.1%
Merchandise margin	30.6%	29.8%	29.5%
Merchandise profit as a percentage of total margins	63.0%	60.1%	60.6%

We purchased approximately 69% of our general merchandise, including most tobacco products and grocery items for 2006 from a single wholesale grocer, McLane Company, Inc., a wholly-owned subsidiary of Berkshire Hathaway. Our contract with McLane expires at the end of 2007, but may be renewed at our option for an additional two year period. Other major suppliers and manufacturers include Coca-Cola, Pepsi-Cola, Frito Lay, Gatorade, Hershey’s, Kraft/Nabisco and Oscar Mayer.

Technology and Store Automation.  We continue to invest in our technological infrastructure to enable us to better address the expectations of our customers and improve our operating efficiencies and inventory management. In 2006 we completed the implementation of a scan out management system that integrates with our point-of-sale (POS) systems in all company-operated stores.

Most of our stores are connected to a high speed data network and provide nearly real-time information to our supply chain management, inventory management and security systems. We believe that our systems provide many of the most desirable features commercially available today in the information software market, while providing more rapid access to data, customized reports and greater ease of use. Our information technology systems help us manage our inventory, optimize our marketing strategy and reduce cash and merchandise shortages. Our information technology systems allow us to improve our profitability and strengthen operating and financial performance in multiple ways, including by:

•	tracking sales of complementary products; for example, determining the impact of fuel price movements on in-store sales or tracking the impact of a beer promotion on snack sales;

•	providing real-time fuel inventory data to optimize fuel purchase and distribution costs; pricing fuel at individual stores on a daily basis, taking into account competitors’ prices, competitors’ historical behavior, daily changes in cost and the impact of pricing on in-store merchandise sales;

•	allowing us to determine on a daily basis negative sales trends; for example, merchandise categories that are below budget or below the prior period’s results and

•	integrating our security video with our point of sales transaction log in a searchable database that allows us to search for footage related to specific transactions enabling the identification of potentially fraudulent transactions and providing examples through which to train our employees.

Dealer Operations.  Our retail segment also includes a wholesale fuel distribution network that supplies more than 50 dealer-operated retail locations. For 2006 and 2005, our dealer net sales were approximately 5% of net sales for our retail segment. Our business arrangements with dealers include contractual arrangements in which we pay a commission to the dealer based on profits from the fuel sales, contractual arrangements in which we supply fuel and invoice the dealer for its cost of fuel plus an agreed upon margin and non-contractual arrangements in which dealers order fuel from us at their discretion.

Competition.  The retail fuel and convenience store business is highly competitive. We compete on a store-by-store basis with other independent convenience store chains, independent owner-operators, major petroleum companies, supermarkets, drug stores, discount stores, club stores, mass merchants, fast food operations and other retail outlets. Major factors of competition include location, ease of access, pricing, product and service selections, customer service, fuel brands, store appearance, cleanliness and safety. We believe we are able to effectively compete in the markets in which we operate because our market concentration in most of our markets allows us to gain better vendor support. In addition, approximately 79% of our stores are located at street corner locations that generally experience greater customer traffic and generate higher sales per store than non-corner locations. We utilize customized merchandising strategies in each of our stores rather than implementing one merchandising strategy for all of our stores as some of our competitors do. Finally, we use proprietary information technology that allows us to manage our fuel sales and margin more effectively than competitors without access to comparable technology.

Governmental Regulation and Environmental Matters

We are subject to various federal, state and local environmental laws. These laws raise potential exposure to future claims and lawsuits involving environmental matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed. While it is often extremely difficult to reasonably quantify future environmental-related expenditures, we anticipate that continuing capital investments will be required over the next several years to comply with existing regulations.

Based upon environmental evaluations performed by third parties subsequent to our purchase of the Tyler refinery, we recorded a liability of approximately $7.9 million as of December 31, 2006 relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature which were assumed in connection with the acquisition as discussed in Notes 4 and 12 to the Consolidated Financial Statements included elsewhere herein. This liability includes estimated costs for on-going investigation and remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $0.4 million of the undiscounted liability is expected to be expended by the end of 2007 with the remaining balance of $7.5 million expendable by 2016.

Other than certain enforcement actions under discussion with the Texas Commission on Environmental Quality (TCEQ), the U.S. Environmental Protection Agency (EPA) and the U.S. Department of Justice (DOJ), and for which appropriate reserves have been accrued or for which we believe the outcome will be immaterial, we have not been named as defendant in any environmental, health or safety litigation.

The Federal Clean Air Act (CAA) authorizes the EPA to require modifications in the formulation of the refined transportation fuel products manufactured in order to limit the emissions associated with their final use. In December 1999, the EPA promulgated national regulations limiting the amount of sulfur to be allowed in gasoline at future dates. The EPA believes such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations required the phase-in of gasoline sulfur standards beginning in 2004, with the final reduction to the sulfur content of gasoline to an annual average level of 30 parts-per-million (ppm), and a per-gallon maximum of 80 ppm to be completed by January 1, 2006. The regulation also included special provisions for small refiners or those receiving a waiver. We applied for a waiver from the EPA postponing requirements for the lowest gasoline sulfur standards, which was granted in the second quarter of 2005.

Contemporaneous with our refinery purchase, we became a party to a waiver and Compliance Plan with the EPA that extended the implementation deadline until December 2007 or May 2008, depending on which capital investment option we chose. In return for the extension, we agreed to produce 95% of the diesel fuel at the refinery with a sulfur content of 15 ppm or less by June 1, 2006. In order to achieve this goal, we needed to complete the modification and expansion of an existing diesel hydrotreater. Due to construction delays which were the result of the impact of Hurricanes Katrina and Rita on the availability of construction resources, we requested, and received, a modification to our Compliance Plan which, among other things, granted us an additional three months in which to complete the project. This project was completed in the third quarter of 2006.

Regulations promulgated by TCEQ require the use of only Low Emission Diesel, (LED), in counties east of Interstate 35 beginning in October 2005. We have received approval to meet these requirements by selling diesel that meets the criteria in an Alternate Emissions Reduction Plan on file with the TCEQ through the end of 2007 or through the use of approved additives.

The EPA has proposed changes in gasoline formulation that would require further reductions in benzene content by 2011. The Energy Policy Act of 2005 requires increasing amounts of renewable fuel be incorporated into the gasoline pool through 2010. Although final rules implementing the Act have not been promulgated, we believe that as a small refinery we could be exempt from renewable fuel standards until 2010.

The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as Superfund, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. Waste is generated in the course of the refinery’s ordinary operations, some of which falls within the statutory definition of a “hazardous substance,” and some of which may have been disposed of at sites that may require cleanup under Superfund. At this time, we have not been named a party at any Superfund sites and under the terms of the purchase agreement, we did not assume any liability for wastes disposed of prior to our ownership of the refinery.

Our business is also subject to other laws and regulations including, but not limited to, employment laws and regulations, regulations governing the sale of alcohol and tobacco, minimum wage requirements, working condition requirements, public accessibility requirements, citizenship requirements, gaming laws and other laws and regulations. A violation or change of these laws could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2006, we had 3,064 employees, of which 247 were employed in our refining segment, 14 were employed in our marketing segment and 2,803 were employed either full or part-time by our retail segment. As of December 31, 2006, 147 of the operations and maintenance hourly employees at the refinery and 21 truck drivers at the refinery were represented by United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202 and were covered by collective bargaining agreements. None of our employees in our marketing or retail segments or in our corporate offices are represented by a union. We consider our relations with our employees to be satisfactory.

Trade Names, Service Marks and Trademarks

We regard our intellectual property as being an important factor in the marketing of goods and services in our retail segment. We own, have registered or applied for registration of a variety of trade names, service marks and trademarks for use in our business. We own the following registrations issued by the United States Patent and Trademark Office: MAPCO EXPRESS & Design®, EAST COAST®, CAFÉ EXPRESS FINEST COFFEE IN TOWN MAPCO & Design®, GUARANTEED RIGHT! MAPCO EXPRESS & Design®, FAST FOOD AND FUELtm, FLEET ADVANTAGE® and DELTA EXPRESS®. Our pending registrations include GRILLE MARXtm and MAPCO MARTtm and MAPCOtm. While we do not have and have not applied for a federally registered mark for DISCOUNT FOOD MARTtm, we do claim common law trademark rights in the name. Our right to use the “MAPCO” name is limited to the retail fuel and convenience store industry. We are not otherwise aware of any facts which would negatively impact our continuing use of any of our trade names, service marks or trademarks.

Available Information

Our internet website address is http://www.delekus.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our internet website (in the “Investor Relations” section), free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our corporate governance guidelines, code of business conduct and ethics and the charters of our board’s committees in the same website location. Our governance documents are available in print to any stockholder that makes a written request to Kent Thomas, General Counsel and Secretary, Delek US Holdings, Inc., 830 Crescent Centre Drive, Suite 300, Franklin, Tennessee 37067. Contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our chief executive officer’s and chief financial officer’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 1A.	RISK FACTORS

We are subject to numerous known and unknown risks, many of which are presented below and elsewhere in this Annual Report on Form 10-K. Any of the risk factors described below or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Industry

We operate an independent refinery and may not be able to withstand volatile market conditions, compete on the basis of price or obtain sufficient crude oil in times of shortage to the same extent as integrated, multinational oil companies.

We compete with a broad range of companies in our refining and petroleum product marketing operations.

Many of these competitors are integrated, multinational oil companies that are substantially larger than we are. Because of their diversity, integration of operations, larger capitalization, larger and more complex refineries and greater resources, these companies may be better able to withstand volatile market conditions relating to crude oil and refined product pricing, to compete on the basis of price and to obtain crude oil in times of shortage.

We are subject to loss of market share or pressure to reduce prices in order to compete effectively with a changing group of competitors in a fragmented retail industry.

The industry in which we operate our retail fuel and convenience stores is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with other convenience store chains, gas stations, supermarkets, drug stores, discount stores, club stores, mass merchants, fast food operations and other retail outlets. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry.

In recent years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have affected the convenience store industry by entering the retail fuel business. These non-traditional gasoline retailers have obtained a significant share of the motor fuels market and we expect their market share to grow. Because of their diversity, integration of operations, experienced management and greater resources, these companies may be better able to withstand volatile market conditions or levels of low or no profitability in the retail segment. In addition, these retailers may use promotional pricing or discounts, both at the pump and in the store, to encourage in-store merchandise sales. These activities by our competitors could pressure us to offer similar discounts, adversely affecting our profit margins. Additionally, the loss of market share by our retail fuel and convenience stores to these and other retailers relating to either gasoline or merchandise could have a material adverse effect on our business, financial condition and results of operations.

Independent owner-operators can operate stores with lower overhead costs than ours. Should significant numbers of independent owner-operators enter our market areas, retail prices in some of our categories may be negatively affected, as a result of which our profit margins may decline at affected stores.

Our stores compete, in large part, based on their ability to offer convenience to customers. Consequently, changes in traffic patterns and the type, number and location of competing stores could result in the loss of customers and reduced sales and profitability at affected stores. Other major competitive factors include ease of access, pricing, timely deliveries, product and service selections, customer service, fuel brands, store appearance, cleanliness and safety.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.

Our industry is subject to extensive laws, regulations and other requirements including, but not limited to, those relating to the environment, employment, labor, immigration, minimum wages and overtime pay, health benefits, working conditions, public accessibility, the sale of alcohol and tobacco and other requirements. A violation of any of these requirements could have a material adverse effect on our business, financial condition and results of operations.

Under various federal, state and local environmental requirements, as the owner or operator of our locations, we may be liable for the costs of removal or remediation of contamination at our existing or former locations, whether we knew of, or were responsible for, the presence of such contamination. We have incurred such liability in the past and several of our current and former locations are the subject of ongoing remediation projects. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of these substances at sites where they are located, regardless of whether the site is owned or operated by that person. We typically arrange for the treatment or disposal of hazardous substances in our refining operations. We do not typically do so in our retail operations, but we may nonetheless be deemed to have arranged for the disposal or treatment of hazardous substances. Therefore, we may be liable for removal or remediation costs, as well as other related costs, including fines, penalties and damages resulting from injuries to persons, property and natural resources.

In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire. In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. Companies in the petroleum industry, such as us, are currently a particular target of investigative activity. For example, in the aftermath of Hurricanes Katrina and Rita in 2005, the Federal Trade Commission launched an investigation of gasoline pricing among producers and suppliers of petroleum products, including us, and state officials commenced price gouging investigations of retail operators, including us. The assessment of fines and penalties against us or damaging publicity as a result of these or similar investigations, or our need to incur costs associated with complying with any resulting new legal or regulatory requirements that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations.

Our refining margins may decline as a result of increases in the prices of crude oil and other feedstocks.

Our earnings, cash flow and profitability from our refining operations depend on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined petroleum products. Refining margins historically have been and are likely to continue to be volatile, as a result of numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline and other refined petroleum products. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	United States and foreign demand for fuel products;

•	refined product inventory levels:

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, Western Coastal Africa, the former Soviet Union, and South America;

•	the level of foreign and domestic production of crude oil and refined petroleum products and the level of crude oil, other feedstocks and refined petroleum products imported into the United States;

•	utilization rates of refineries in the United States;

•	development and marketing of alternative and competing fuels;

•	events that cause disruptions in our distribution channels;

•	local factors, including market conditions, adverse weather conditions and the level of operations of other refineries and pipelines in our markets; and

•	United States government regulations.

Our fuel gross profit may decline as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products.

Significant increases and volatility in costs of crude oil, other feedstocks and refined petroleum products could result in significant increases in the retail price of refined petroleum products and in lower retail fuel gross margin per gallon. Increases in the retail price of refined petroleum products could impact consumer demand for fuel. In addition, the volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our refinery and other operations affect our operating costs. Fuel and utility prices have been, and will continue to be, affected by factors that are beyond our control, such as supply and demand for fuel and utility services in both local and regional markets. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our business, financial condition and results of operations. These factors could impact materially our fuel gallon volume, fuel gross profit and overall customer traffic, which in turn would adversely impact our merchandise sales.

If the market value of our inventory declines to an amount less than our LIFO basis, we would record a write-down of inventory and a non-cash charge to cost of sales, which would adversely affect our earnings.

The nature of our business requires us to maintain substantial quantities of crude oil, refined petroleum product and blendstock inventories. Because crude oil and refined petroleum products are commodities, we have no control over the changing market value of these inventories. Because our refinery inventory is valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology, if the market value of our inventory were to decline to an amount less than our LIFO basis, we would record a write-down of inventory and a non-cash charge to cost of sales.

Anti-smoking measures, increases in tobacco taxes and wholesale cost increases of tobacco products could reduce our tobacco product sales.

Sales of tobacco products accounted for approximately 9%, 10% and 12% of net sales of our retail segment for the years ended December 31, 2006, 2005 and 2004, respectively. Significant increases in wholesale cigarette costs, increased taxes on tobacco products, declines in the percentage of smokers in the general population, additional legal restrictions on smoking in public or private establishments, future legislation and national and local campaigns to discourage smoking in the United States have had an adverse effect on the demand for tobacco products and could have a material adverse effect on our business, financial condition and results of operations. Competitive pressures in our markets can make it difficult to pass price increases on to our customers. This could materially and adversely affect our retail price of cigarettes, cigarette unit volume and net sales, merchandise gross profit and overall customer traffic. Because we derive a significant percentage of our net sales from tobacco products, a decline in net sales from the sale of tobacco products or decrease in margins on our tobacco product sales could have a material adverse effect on our business, financial condition and results of operations.

A terrorist attack on our refinery assets, or threats of war or actual war, may hinder or prevent us from conducting our business.

Terrorist attacks in the United States and the war with Iraq, as well as events occurring in response or similar to or in connection with them, may harm our business. Energy-related assets (which could include refineries, pipelines and terminals such as ours) may be at greater risk of future terrorist attacks than other possible targets in the United States. In addition, the State of Israel, where our majority stockholder, Delek Group Ltd., is based, has suffered armed conflicts and political instability in recent years. We may be more susceptible to terrorist attack as a result of our connection to an Israeli owner. On the date of this report, half of our directors reside in Israel. Our business may be harmed if armed conflicts or political instability in Israel cause one or more of our directors to become unavailable to serve on our board of directors.

A direct attack on our assets or the assets of others used by us could have a material adverse effect on our business, financial condition and results of operations. In addition, any terrorist attack could have an adverse impact on energy prices, including prices for our crude oil, other feedstocks and refined petroleum products, and an adverse impact on the margins from our refining and petroleum product marketing operations. In addition, disruption or significant increases in energy prices could result in government-imposed price controls.

Risks Relating to Our Business

Due to the concentration of our stores in the southeastern United States, an economic downturn in that region could cause our sales and the value of our assets to decline.

Substantially all of our stores are located in the southeastern United States. As a result, our results of operations are subject to general economic conditions in that region. An economic downturn in the Southeast could cause our sales and the value of our assets to decline and have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully execute our strategy of growth through acquisitions.

A significant part of our growth strategy is to acquire assets such as our refinery, pipeline and terminals, and our retail fuel and convenience stores that complement our existing sites or broaden our geographic presence, and if attractive opportunities arise, assets in complementary new lines of business. From our inception in 2001 through December 31, 2006, we acquired our refinery and our refined products terminals in Tyler, we acquired 394 retail fuel and convenience stores and we developed our wholesale fuel business, in seven major transactions and several smaller transactions. We expect to continue to acquire retail fuel and convenience stores, refinery assets and product terminals and pipelines as a major element of our growth strategy, however:

•	we may not be able to identify suitable acquisition candidates or acquire additional assets on favorable terms;

•	we compete with others to acquire any of these assets, which competition may increase and could result in decreased availability or increased prices for suitable acquisition candidates;

•	we may experience difficulty in anticipating the timing and availability of acquisition candidates;

•	since the convenience store industry is dominated by small, “independent” operators that own fewer than ten stores, we will likely need to complete numerous small acquisitions, rather than a few major acquisitions, to substantially increase our number of retail fuel and convenience stores;

•	the need to complete numerous acquisitions will require significant amounts of our management’s time;

•	we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions; and

•	as a public company, we are subject to internal controls and other accounting requirements with respect to any business we acquire, which may prevent some acquisitions we might otherwise deem favorable or increase our acquisition costs.

Acquisitions involve risks that could cause our actual growth or operating results to differ adversely compared with our expectations.

Due to our emphasis on growth through acquisitions, we are particularly susceptible to transactional risks. For example:

•	during the acquisition process, we may fail or be unable to discover some of the liabilities of companies or businesses that we acquire;

•	we may assume contracts or other obligations in connection with particular acquisitions on terms that are less favorable or desirable than the terms that we would expect to obtain if we negotiated the contracts or other obligations directly;

•	we may fail to successfully integrate or manage acquired refinery, pipeline and terminal assets, our retail fuel and convenience stores, or other assets;

•	acquired retail fuel and convenience stores or other assets may not perform as we expect or we may not be able to obtain the cost savings and financial improvements we anticipate;

•	we may fail to grow our existing systems, financial controls, information systems, management resources and human resources in a manner that effectively supports our growth; and

•	to the extent that we acquire assets in complementary new lines of business, we may become subject to additional regulatory requirements and additional risks that are characteristic or typical of these new lines of business.

We are relatively new to the refining business and may enter new lines of business in which we are inexperienced.

In April 2005, we acquired the Tyler refinery, and our pipeline and other refining, product terminal and crude oil pipeline assets located in Tyler, Texas. Prior to this acquisition, we were not involved in refining operations. As a result of our recent entry into the refining business, we may not be able to successfully enter into advantageous business relationships with other refinery, pipeline or terminal operators, or wholesale marketers comparable to those which more established refiners may be able to enter. Therefore, we may be unable to take full advantage of business opportunities for the refining business and we may encounter difficulties in meeting our expectations or the expectations of investors for the operating results of the refining business.

We continually evaluate strategic opportunities for growth, which may include opportunities in new lines of business, in which we currently have no operations and lack experience. Our ability to succeed in any new line of business will depend upon our ability to address and overcome limitations in our experience.

We may incur significant costs and liabilities with respect to investigation and remediation of existing environmental conditions at our refinery.

Prior to our purchase of the refinery and pipeline, the previous owner had been engaged for many years in the investigation and remediation of liquid hydrocarbons which contaminated soil and groundwater at the purchased facilities. Upon purchase of the facilities, we became responsible and liable for certain costs associated with the continued investigation and remediation of known and unknown impacted areas at the refinery. In the future, it may be necessary to conduct further assessments and remediation efforts at the refinery and pipeline locations. In addition, we have identified and self-reported certain other environmental matters subsequent to our purchase of the refinery. Based upon environmental evaluations performed by third parties subsequent to our purchase of the Tyler refinery, we recorded an environmental liability of approximately $7.9 million at the acquisition date for the estimated costs of environmental remediation for our refinery and crude oil pipeline. We expect remediation of soil and groundwater at the refinery to continue for the foreseeable future. The need to make future expenditures for these purposes that exceed the amounts we estimate and accrue for could have a material adverse effect on our business, financial condition and results of operations.

We may incur significant costs and liabilities in connection with new environmental regulations and prior non-compliance with air emission regulations.

We anticipate that compliance with new regulations, lowering the permitted level of sulfur in gasoline, will require us to spend approximately $64.8 million in capital costs between 2007 and the end of 2008. In addition, as part of a national initiative, the EPA inspected the Tyler refinery in 2003 and alleged that the prior owner did not comply with certain air emission regulations. A settlement with the EPA could result in required capital expenditures and potential penalties. We currently estimate that these settlement costs and additional capital expenditures to comply with the requirements of the EPA will be approximately $10.0 million from 2007 to the end of 2010. The need to make future expenditures for these purposes that exceed the amounts we estimated for them could have a material adverse effect on our business, financial condition and results of operations.

A disruption in the supply or an increase in the price of light sweet crude oil would significantly affect the productivity and profitability of our refinery.

Our refinery mainly processes light sweet crude oils efficiently. Due to increasing demand for lower sulfur fuels, light sweet crude oils are more costly and less readily available to us than heavy sour crude oils. An inability to obtain an adequate supply of light sweet crude oils to operate our refinery at full capacity or an increase in the cost of light sweet crude oils could have a material adverse effect on our business, financial condition and results of operations.

The dangers inherent in our refining operations could cause disruptions and expose us to potentially significant costs and liabilities.

Our refining operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate and refined petroleum products. These hazards and risks include, but are not limited to, natural disasters, fires, explosions, pipeline ruptures and spills, third party interference and mechanical failure of equipment at our or third-party facilities, and other events beyond our control, any of which could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our properties and the properties of others.

We are particularly vulnerable to disruptions in our refining operations, because all of our refining operations are currently conducted at a single facility.

Because all of our refining operations are currently conducted at a single refinery, any of such events at our refinery could significantly disrupt our storage, production and distribution of crude and refined petroleum products and could have a material adverse effect on our business, financial condition and results of operations.

We are subject to interruptions in supply and delivery as a result of our reliance on pipelines for transportation of crude oil.

Our refinery receives substantially all of its crude oil through pipelines. We could experience an interruption of supply and delivery, or an increased cost of receiving crude oil, if the ability of these pipelines to transport crude oil is disrupted because of accidents, governmental regulation, terrorism, other third-party action or other events beyond our control. The unavailability for our use for a prolonged period of time of any of the pipelines that are used to transport crude oil to our refinery could have a material adverse effect on our business, financial condition and results of operations.

Our existing inbound pipeline capacity will be insufficient to support materially increased production from our refinery.

We rely on our pipeline and a leased pipeline to transport crude oil to our refinery. Due to the capacity limitations, we may be unable to draw sufficient crude oil from the inbound pipelines to support increases in our refining output. If we wish to materially increase our refining output, we will need to upgrade or supplement the inbound pipelines, which would require us to make substantial additional capital expenditures.

Our refinery has only limited access to an outbound pipeline, which we do not own, for distribution of our refined petroleum products.

During the year ended December 31, 2006, approximately 89% of our refinery sales were completed through a rack system located at our refinery. Unlike other refiners, we do not own, and have limited access to, an outbound pipeline for distribution of our refinery products to our customers. Our lack of an outbound pipeline may undermine our ability to attract new customers for our refined petroleum products or increase sales of our refinery products.

If the price of crude oil increases significantly, we may not be able to finance the purchase of enough crude oil to operate our refinery at full capacity.

We rely in part on our ability to borrow to collateralize or purchase crude oil for our refinery. If the price of crude oil increases significantly, we may not have sufficient borrowing capacity, and may not be able to sufficiently increase borrowing capacity, under our existing credit facilities to purchase enough crude oil to operate our refinery at full capacity. Our failure to operate our refinery at full capacity could have a material adverse effect on our business, financial condition and results of operations.

An interruption or termination of supply and delivery of refined products to our wholesale business could result in a decline in our sales and earnings.

Our marketing segment sells refined products produced by refineries owned by third parties. Further, in 2006, Magellan supplied 96% of the products sold by our marketing segment. We could experience an interruption or termination of supply or delivery of refined products if these refineries or Magellan partially or completely shut down their operations, temporarily or permanently. The ability of these refineries and Magellan to supply refined products to us could be disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events; labor difficulties and work stoppages; governmental or private party litigation; or legislation or regulation that adversely impacts refinery operations. In addition, any reduction in capacity of other pipelines that connect with Magellan’s pipelines or our pipelines due to testing, line repair, reduced operating pressures, or other causes could result in reduced volumes of refined product supplied to our marketing business. A reduction in the volume of refined products supplied to our marketing segment could adversely affect our sales and earnings.

An increase in competition in the market in which we sell our refined products could lower prices and adversely affect our sales and profitability.

Our Tyler refinery is the only supplier of a full range of refined petroleum products within a radius of approximately 115 miles of its location and there are no competitive fuel loading terminals within approximately 90 miles of our San Angelo terminal. If a refined petroleum products delivery pipeline is built in or around the Tyler, Texas area, or a competing terminal is built closer to the San Angelo area we could lose our niche market advantage, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to negotiate market price risk protection in contracts with unaffiliated suppliers of refined products.

In 2006, we obtained 96% of our supply of refined products for our marketing segment under contracts that contain provisions that mitigate the market price risk inherent in the purchase and sale of refined products. We cannot assure you that we will be able to negotiate similar market price protections in other contracts that we enter into for the supply of refined products. To the extent that we purchase refined product inventory at prices that do not compare favorably to the prices at which we are able to sell refined products, our sales and margins may be adversely affected.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a significant amount of debt. As of December 31, 2006, we had total consolidated debt, including current maturities, of $286.6 million. In addition to our outstanding debt, as of December 31, 2006, our borrowing availability under our various credit facilities was $142.4 million.

Our significant level of debt could have important consequences for us. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to service our debt and lease obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage relative to our competitors that have less indebtedness or better access to capital by, for example, limiting our ability to enter into new markets, renovate our stores or pursue acquisitions or other business opportunities;

•	limit our ability to borrow additional funds in the future; and

•	increase the interest cost of our borrowed funds.

In addition, a substantial portion of our debt has a variable rate of interest, which increases our vulnerability to interest rate fluctuations.

If we are unable to meet our debt (principal and interest) and lease obligations, we could be forced to restructure or refinance our obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all. Our default on any of those obligations could have a material adverse effect on our business, financial condition and results of operations. In addition, if new debt is added to our current debt levels, the related risks that we now face would intensify.

Our subsidiaries’ debt agreements contain operating and financial restrictions that might constrain our business and financing activities.

The operating and financial restrictions and covenants in our subsidiaries’ credit facilities and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, to varying degrees our credit facilities restrict our subsidiaries’ ability to:

•	declare dividends and redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans and investments;

•	incur additional indebtedness or amend our debt and other material agreements;

•	make capital expenditures;

•	engage in mergers, acquisitions and asset sales; and

•	enter into some intercompany arrangements and make some intercompany payments, which in some instances could restrict our ability to use the assets, cash flow or earnings of one segment to support the other segment.

Other restrictive covenants require that we meet fixed charge coverage, interest charge coverage and leverage tests as described in the credit facility agreements. Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. If we breach any of the restrictions or covenants in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitments to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these immediate payments. In addition, our obligations under our credit facilities are secured by substantially all of our assets. If we are unable to repay our indebtedness under our credit facilities when due, the lenders could seek to foreclose on the assets or Delek may be required to contribute additional capital to its subsidiaries. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

We may seek to grow by opening new retail fuel and convenience stores in new geographic areas.

Since our inception, we have grown primarily by acquiring retail fuel and convenience stores in the southeastern United States. We may seek to grow by selectively pursuing acquisitions or by opening new retail fuel and convenience stores in states adjacent to those in which we currently operate, or in which we currently have a relatively small number of stores. This growth strategy would present numerous operational and competitive challenges to our senior management and employees and would place significant pressure on our operating systems. In addition, we cannot assure you that consumers located in the regions in which we may expand our retail fuel and convenience store operations would be as receptive to our retail fuel and convenience stores as consumers in our existing markets. The achievement of our expansion plans will depend in part upon our ability to:

•	select, and compete successfully in, new markets;

•	obtain suitable sites at acceptable costs;

•	realize an acceptable return on the cost of capital invested in new facilities;

•	hire, train, and retain qualified personnel;

•	integrate new retail fuel and convenience stores into our existing distribution, inventory control, and information systems;

•	expand relationships with our suppliers or develop relationships with new suppliers; and

•	secure adequate financing, to the extent required.

We cannot assure you that we will achieve our expansion goals, manage our growth effectively, or operate our existing and new retail fuel and convenience stores profitability. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Adverse weather conditions or other unforeseen developments could damage our facilities, reduce customer traffic and impair our ability to produce and deliver refined petroleum products or receive supplies for our retail fuel and convenience stores.

The regions in which we operate are susceptible to severe storms including hurricanes, thunderstorms, extended periods of rain, ice storms and snow, all of which we have experienced in the past few years. Inclement weather conditions, as well as severe storms such as Hurricanes Katrina and Rita, could damage our facilities, have a significant adverse impact on consumer behavior, travel and retail fuel and convenience store traffic patterns or impede our ability to operate our locations. If such conditions prevail in Texas, they could undermine our ability to produce and transport products from our refinery and receive and distribute products at our terminals. Regional occurrences such as energy shortages or increases in energy prices, fires and other natural disasters, could also hurt our business. The occurrence of any of these developments could have a material adverse effect on our business, financial condition and results of operations.

Our operating results are seasonal and generally lower in the first and fourth quarters of the year for our refining segment and in the first quarter of the year for our retail segment. We depend on favorable weather conditions in the spring and summer months.

Demand for gasoline and other merchandise is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic. As a result, the operating results of our refining segment and wholesale fuel segment are generally lower for the first and fourth quarters of each year. Seasonal fluctuations in highway traffic also affect sales of motor fuels and merchandise in our retail fuel and convenience stores. As a result, the operating results of our retail segment are generally lower for the first quarter of the year.

Weather conditions in our operating area also have a significant effect on our operating results. Customers are more likely to purchase higher profit margin items at our retail fuel and convenience stores, such as fast foods, fountain drinks and other beverages and more gasoline during the spring and summer months, thereby typically generating higher revenues and gross margins for us in these periods. Unfavorable weather conditions during these months and a resulting lack of the expected seasonal upswings in highway traffic and sales could have a material adverse effect on our business, financial condition and results of operations.

We depend on one supplier for a significant portion of our retail fuel supply.

We purchased approximately 33% of our fuel for our retail fuel and convenience stores for the year ended December 31, 2006 from a single supplier, Valero Marketing and Supply. Our contract with Valero expires in 2008 and provides us with discounts that may not be available to us from other suppliers. We cannot assure you that we will be able to renew our contract with Valero on terms that are satisfactory to us, if at all, or that we would be able to secure equally favorable terms from another supplier. A change of fuel supplier, a disruption in supply or a significant change in our relationship with this fuel supplier could lead to an increase in our fuel costs and could have a material adverse effect on our business, financial condition and results of operations.

We depend on one wholesaler for a significant portion of our convenience store merchandise.

We purchased approximately 69% of our merchandise, including most tobacco products and grocery items, for the year ended December 31, 2006 from a single wholesale grocer, McLane Company, Inc., a wholly-owned subsidiary of Berkshire Hathaway Inc. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship or pricing with our principal merchandise supplier could lead to an increase in our cost of goods or a reduction in the reliability of timely deliveries and could have a material adverse effect on our business, financial condition and results of operations.

In addition, we believe that our arrangements with vendors, including McLane, with respect to allowances, payment terms and operational support commitments, have enabled us to decrease the operating expenses of convenience stores that we acquire. If we are unable to maintain favorable arrangements with these vendors, we may be unable to continue to effect operating expense reductions at convenience stores we have acquired or will acquire.

If our proprietary technology systems are ineffective in enabling our managers to efficiently manage our operations, our operating performance will decline.

We invest in and rely heavily upon our proprietary information technology systems to enable our managers to access real-time data from our supply chain and inventory management systems, our security systems and to monitor customer and sales information. For example, our proprietary technology systems enable our managers to view data for our stores, merchandise or fuel on an aggregate basis or by specific store, type of merchandise or fuel product, which in turn enables our managers to quickly determine whether budgets and projected margins are being met and to make adjustments in response to any shortfalls. In the absence of this proprietary information technology, our managers would be unable to respond as promptly in order to reduce inefficiencies in our cost structure and maximize our sales and margins.

Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.

We maintain significant insurance coverage, including property insurance capped at $500.0 million for our refinery, pipelines, and marketing terminals, and $35.0 million for our retail fuel and convenience stores. However, our insurance coverage does not cover all potential losses, costs or liabilities, and our business interruption insurance coverage does not apply unless a business interruption exceeds 45 days. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of our existing insurance coverage.

The energy industry is highly capital intensive, and the entire or partial loss of individual facilities can result in significant costs to both industry participants, such as us, and their insurance carriers. In recent years, several large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. For example, during 2005, Hurricanes Katrina and Rita caused significant damage to several petroleum refineries along the Gulf Coast, in addition to numerous oil and gas production facilities and pipelines in that region. As a result of large energy industry claims, insurance companies that have historically participated in underwriting energy-related facilities may discontinue that practice, or demand significantly higher premiums or deductible periods to cover these facilities. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at reasonable cost.

In addition, we cannot assure you that our insurers will renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our refinery workforce is unionized, and we may face labor disruptions that would interfere with our operations.

As of December 31, 2006, we employed 247 people at our Tyler refinery and pipeline and had collective bargaining agreements covering 147 of our operations and maintenance hourly employees and 21 of our refinery’s truck drivers, which agreements expire on January 1, 2009 and January 31, 2009, respectively. Although these collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure you that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on gasoline sales at our retail fuel and convenience stores which makes us susceptible to increases in the cost of gasoline and interruptions in fuel supply.

Fuel sales represented approximately 76%, 73% and 70% of our net sales of our retail segment for the years ended December 31, 2006, 2005 and 2004, respectively. Our dependence on fuel sales makes us susceptible to increases in the cost of gasoline. As a result, fuel profit margins have a significant impact on our earnings. The volume of fuel sold by us and our fuel profit margins are affected by numerous factors beyond our control, including the supply and demand for fuel, volatility in the wholesale fuel market and the pricing policies of competitors in local markets. Although we can rapidly adjust our pump prices to reflect higher fuel costs, a material increase in the price of fuel could adversely affect demand. A material, sudden increase in the cost of fuel that causes our fuel sales to decline could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on gasoline sales makes us susceptible to interruptions in fuel supply. We typically have no more than a five-day supply of fuel at each of our retail fuel and convenience stores. Our fuel contracts do not guarantee an uninterrupted, unlimited supply in the event of a shortage. In addition, gasoline sales generate customer traffic to our retail fuel and convenience stores. As a result, decreases in gasoline sales, in the event of a shortage or otherwise, could adversely affect our merchandise sales. A serious interruption in the supply of gasoline could have a material adverse effect on our business, financial condition and results of operations.

We may incur losses as a result of our forward contract activities and derivative transactions.

We occasionally use derivative financial instruments, such as interest rate swaps and interest rate cap agreements, and fuel related derivative transactions, and we expect to continue to enter into these types of transactions. We cannot assure you that the strategies underlying these transactions will be successful. If any of the instruments we utilize to hedge our exposure to various types of risk are not effective, we may incur losses.

If we violate state laws regulating our sale of tobacco and alcohol products, or if these laws are changed, our results of operations will suffer.

We sell tobacco products in all of our stores and alcohol products in approximately 95% of our stores. Our net sales from the sale of tobacco and alcohol products were $178.9 million, $161.9 million and $144.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. State laws regulate our sale of tobacco and alcohol products. For example, state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies. Certain states regulate relationships, including overlapping ownership, among alcohol manufacturers, wholesalers and retailers and may deny or revoke licensure if relationships in violation of the state laws exist. In addition, certain states have adopted or are considering adopting “warm beer laws” that seek to discourage driving under the influence of alcohol by prohibiting the sale of refrigerated beer. Our violation of state laws regulating our sale of tobacco and alcohol products or a change in these laws, such as the adoption of a “warm beer laws” in one or more of the states we operate, could have a material adverse effect on our business, financial condition and results of operations.

If we fail to meet our obligations under our long-term branded gasoline supply agreement with BP, we may incur penalties and/or the agreement may be terminated.

In December 2005, we entered into a branded gasoline jobber supply agreement with BP, to purchase a portion of our gasoline products for a minimum of 15 years. The agreement requires us to purchase specified minimum quantities of branded gasoline products annually, which quantities escalate on a yearly basis. Under this agreement, in the year ended December 31, 2006, BP locations accounted for approximately 11% of our total gasoline sales volume. If we fail to purchase the applicable annual minimum quantities, BP may terminate the agreement and we could be required to pay BP damages equal to the difference between the specified contractual minimum annual gallons of gasoline products and the amount actually purchased by us, multiplied by a specified per gallon amount. The termination of the agreement by BP and the imposition of damages could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to continue using the BP, Exxon, Shell, Conoco or Chevron brand names or if there is negative publicity concerning any of these major oil companies, sales at certain of our stores may suffer.

Branded stores, i.e., BP, Exxon, Shell, Conoco and Chevron, represent 26% of the total fuel sales volume from our retail locations. If these stores lose the right to use these brand names (and accompanying brand advertising), or if there is negative publicity concerning any of these major oil companies, we could suffer a decline in sales at these stores.

It may be difficult to serve process on or enforce a United States judgment against those of our directors who reside in Israel.

On the date of this report, half of our directors reside in the State of Israel. As a result, you may have difficulty serving legal process within the United States upon any of these persons. You may also have difficulty enforcing, both in and outside the United States, judgments you may obtain in United States courts against these persons in any action, including actions based upon the civil liability provisions of United States federal or state securities laws, because a substantial portion of the assets of these directors is located outside of the United States. Furthermore, there is substantial doubt that the courts of the State of Israel would enter judgments in original actions brought in those courts predicated on U.S. federal or state securities laws.

If we are, or become, a U.S. real property holding corporation, special tax rules may apply to a sale, exchange or other disposition of common stock and non-U.S. holders may be less inclined to invest in our stock as they may be subject to U.S. federal income tax in certain situations.

A non-U.S. holder will be subject to U.S. federal income tax with respect to gain recognized on the sale, exchange or other disposition of common stock if we are, or were, a “U.S. real property holding corporation,” or a USRPHC, at any time during the shorter of the five-year period ending on the date of the sale or other disposition and the period such non-U.S. holder held our common stock (the shorter period referred to as the “lookback period”). In general, we would be a USRPHC if the fair market value of our “U.S. real property interests,” as such term is defined for U.S. federal income tax purposes, equals or exceeds 50% of the sum of the fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business. Based on our estimates of the fair market value of our U.S. real property interests, we believe that, as of December 31, 2006, less than 27% of our assets constituted U.S. real property interests. However, because the test for determining USRPHC status is applied on certain specific determination dates and is dependent upon a number of factors, some of which are beyond our control (including, for example, fluctuations in the value of our assets); it is possible that we will become a USRPHC in the future. In addition, it is possible that the Internal Revenue Service will not agree with our conclusions regarding the valuation of our assets or our current USRPHC status. If we are or become a USRPHC, so long as our common stock is regularly traded on an established securities market (such as the New York Stock Exchange (NYSE)), only a non-U.S. holder who, actually or constructively, holds or held during the lookback period more than 5% of our common stock will be subject to U.S. federal income tax on the disposition of our common stock.

The costs, scope and timelines of our capital improvement projects may deviate significantly from our original plans and estimates.

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

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic and stock market conditions;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	future sales of our common stock; and

•	the other factors described in these “Risk Factors.”

In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price.

In the past, some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. The filing of a lawsuit against us, regardless of the outcome, could have a material adverse effect on our business, financial condition and results of operations, as it could result in substantial legal costs and a diversion of our management’s attention and resources.

You may suffer substantial dilution.

You will suffer dilution if stock, restricted stock units, restricted stock, stock options, warrants or other equity awards, whether currently outstanding or subsequently granted, are exercised.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including:

•	the requirement that a majority of our board of directors consist of independent directors;

•	the requirement that we have a nominating/corporate governance committee consisting entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement that we have a compensation committee consisting entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We utilize all of these exemptions. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our controlling stockholder, Delek Group Ltd., may have conflicts of interest with other stockholders in the future.

At December 31, 2006, Delek Group Ltd. owned approximately 77% of our outstanding common stock. As a result, Delek Group Ltd. and its controlling shareholder, Mr. Sharon (Tshuva), will continue to be able to control the election of our directors, influence our corporate and management policies (including the declaration of dividends) and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. So long as Delek Group Ltd. continues to own a significant amount of the outstanding shares of our common stock, Delek Group Ltd. will continue to be able to influence or effectively control our decisions, including whether to pursue or consummate potential mergers or acquisitions, asset sales, and other significant corporate transactions. We cannot assure you that the interests of Delek Group Ltd. will coincide with the interests of other holders of our common stock.

Future sales of our common stock by our controlling stockholder, Delek Group Ltd., could depress the price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after this offering or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2006, 39,389,869 of our shares of common stock were controlled by Delek Group, Ltd. In addition, Delek Group Ltd. will be able to register under the Securities Act, subject to specified limitations, common stock it owns, pursuant to a registration rights agreement with us. The registration rights we granted to Delek Group Ltd. apply to all shares of our common stock owned by Delek Group Ltd. and entities it controls.

We depend upon our subsidiaries for cash to meet our obligations and pay any dividends.

We are a holding company. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or pay dividends to our stockholders depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Our subsidiaries’ ability to make any payments will depend on many factors, including their earnings, the terms of their indebtedness, tax considerations and legal restrictions.

We may be unable to pay future dividends in the anticipated amounts and frequency set forth herein.

We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Our ability to receive dividends from our subsidiaries is restricted under the terms of their senior secured credit facilities. The declaration of future dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay quarterly cash dividends on our common stock at an annual rate of $0.15 per share, we cannot assure you that any dividends will be paid in the anticipated amounts and frequency set forth herein, if at all.

Provisions of Delaware law and our organizational documents may discourage takeovers and business combinations that our stockholders may consider in their best interests, which could negatively affect our stock price.

In addition to the fact that Delek Group Ltd. owns the majority of our common stock, provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control of our company or deterring tender offers for our common stock that other stockholders may consider in their best interests.

Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock in one or more different series with terms to be fixed by our board of directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult and more expensive for a person or group to acquire control of us and could effectively be used as an anti-takeover device. On the date of this report, no shares of our preferred stock are outstanding.

Our bylaws provide for an advance notice procedure for stockholders to nominate director candidates for election or to bring business before an annual meeting of stockholders and require that special meetings of stockholders be called only by our chairman of the board, president or secretary after written request of a majority of our board of directors.

The anti-takeover provisions of Delaware law and provisions in our organizational documents may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

We are exposed to risks relating to evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with Section 404 by no later than December 31, 2007. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations.

Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We are aware that we need, and we intend, to hire additional accounting personnel in order to comply with the rules and regulations that will apply to us as a public company.

If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or the NYSE. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets, and our stock price may decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our refinery in Tyler, Texas, which is used by our refining segment and is situated on approximately 100 out of a total of approximately 712 acres of land owned by us, along with an associated crude oil pipeline and light products loading facilities. We also own terminals in San Angelo and Abilene, Texas, which are used by our marketing segment, along with 114 miles of refined product pipelines and light product loading facilities.

As of December 31, 2006, we owned the real estate at 237 retail fuel and convenience store locations, and leased the real property at 179 stores. Of the stores owned or leased by us, 21 were either leased or subleased to third party dealers; 40 other dealer sites are owned or leased independently by dealers.

The following table summarizes the real estate position of our retail segment.

	Number of
	Company				Remaining	Remaining
	Operated	Number of	Number of	Number of	Lease Term	Lease Term
State	Sites	Dealer Sites(1)	Owned Sites	Leased Sites	< 3 Years(2)	> 3 Years(2)

Tennessee	214	8	112	104	3	101
Alabama	92	45	69	39	3	36
Virginia	36	—	26	10	—	10
Arkansas	15	—	7	8	—	8
Kentucky	3	—	1	2	—	2
Louisiana	2	—	—	2	—	2
Mississippi	2	—	2	—	—	—
Georgia	30	7	20	14	—	14
Florida	—	2	—	—	—	—

Total	394	62	237	179	6	173

(1)	Includes 40 sites neither owned by nor subleased from us.

(2)	Includes renewal options; measured as of December 31, 2006.

Most of our retail fuel and convenience store leases are net leases requiring us to pay taxes, insurance and maintenance costs. Of the leases that expire in less than three years, we anticipate that we will be able to negotiate acceptable extensions of the leases for those locations that we intend to continue operating. We believe that none of these leases is individually material.

We lease our corporate headquarters at 830 Crescent Centre Drive, Suite 300, Franklin, Tennessee. The lease is on a month-to-month basis and will expire on April 1, 2007. We have entered into a new lease for our future corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee. The new lease is for 54,000 square feet of office space of which we will occupy 34,000 square feet and anticipate sub-leasing the remaining space. The lease has a 15 year term and expires in March 2022. We anticipate completing our move to the new corporate headquarters by April 1, 2007.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims and legal actions that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of any such matters currently known will not have a material adverse effect on our business, financial condition and results of operations in future periods.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the symbol “DK.”

The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period since our common stock began trading on the New York Stock Exchange on May 4, 2006:

2006	High	Low

Second Quarter	$17.99	$12.08
Third Quarter	$22.85	$14.83
Fourth Quarter	$19.00	$15.72

Holders

As of March 1, 2007, there were approximately 12 common stockholders of record.

Dividends

In connection with our initial public offering, our Board of Directors announced its intention to pay a regular quarterly cash dividend of $0.0375 per share of our common stock beginning in the fourth quarter of 2006. On each of December 7, 2006 and March 7, 2007, we paid a cash dividend of $0.0375 per share of our common stock to the record holders of our common stock. The dividends paid in 2006 totaled $1.9 million. We intend to continue to pay quarterly cash dividends on our common stock at an annual rate of $0.15 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. We have paid no other cash dividends on our common stock during the two most recent fiscal years.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On May 3, 2006, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (Registration No. 333-131675) related to our initial public offering of common stock. Approximately $4.9 million was used to pay offering expenses related to the initial public offering, and approximately $12.0 million was used to pay underwriting discounts and commissions. Net proceeds of the offering after payment of offering expenses and underwriting discounts and commissions were approximately $166.9 million.

As of December 31, 2006, we used the net proceeds from the offering as follows:

•	to fully repay the $25.0 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek — The Israel Fuel Corporation Ltd. (Delek Fuel), one of our affiliates, which bore interest at a rate of 6.3% per year and had a maturity date of April 27, 2008;

•	to fully repay the $17.5 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Group Ltd., which bore interest at a rate of 7.0% per year and had a maturity date of April 27, 2010;

•	to pay expenses of $4.9 million associated with the offering;

•	to pay $23.0 million toward the purchase of the 43 retail locations from Fast Petroleum;

•	to pay $50.0 million toward the purchase of the Pride assets.

The remaining net proceeds from the offering continue to be invested in investment grade, short-term investments.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph and table compares cumulative total returns for our stockholders since May 4, 2006 (the date on which trading in Delek’s common stock on the NYSE commenced) to the Standard and Poor’s 500 Stock Index and a peer group selected by management, assuming a $100 investment made on May 4, 2006. Each of the three measures of cumulative total return assumes reinvestment of dividends. The peer group is comprised of Alon USA Energy, Inc., Frontier Oil Corp., Holly Corp., Pantry, Inc., Sunoco, Inc., Tesoro Corp., Valero Energy Corp. and Western Refining, Inc. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2006(1)	2005(2)	2004(3)	2003	2002
	(In millions, except share and per share data)

Statement of Operations Data:
Net sales:
Retail	$1,395.6	$1,101.0	$857.8	$600.2	$549.6
Refining	1,590.2	930.5	—	—	—
Marketing	221.6	—	—	—	—
Other	0.3	0.4	0.1	—	—

Total	3,207.7	2,031.9	857.9	600.2	549.6
Expenses:
Cost of goods sold	2,818.3	1,731.6	730.8	500.2	460.3
Operating expenses	173.2	133.1	80.1	62.7	62.1
General and administrative expenses	38.2	23.5	15.1	12.8	12.2
Depreciation and amortization	22.8	16.1	12.4	8.8	7.4
Gain on disposal of assets	—	(1.6)	(0.9)	(0.4)	—
Losses on forward contract hedging activities(4)	—	9.1	—	—	—

	3,052.5	1,911.8	837.5	584.1	542.0

Operating income	155.2	120.1	20.4	16.1	7.6
Interest expense	24.2	17.4	7.1	5.9	5.7
Interest income	(7.2)	(2.1)	—	—	—
Interest expense — related party	1.0	3.0	1.2	0.1	—
Other expenses, net	0.2	2.5	0.7	(0.2)	2.6

	18.2	20.8	9.0	5.8	8.3

Income (loss) before income taxes and cumulative effect of change in accounting policy	137.0	99.3	11.4	10.3	(0.7)
Income tax expense (benefit)	44.0	34.9	4.1	3.8	(0.2)

Income (loss) before cumulative effect of change in accounting policy	93.0	64.4	7.3	6.5	(0.5)
Cumulative effect of change in accounting policy	—	(0.3)	—	—	—

Net income (loss)	$93.0	$64.1	$7.3	$6.5	$(0.5)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting policy	$1.98	$1.64	$0.19	$0.16	$(0.01)
Cumulative effect of change in accounting policy	—	(0.01)	—	—	—

Net income (loss)	$1.98	$1.63	$0.19	$0.16	$(0.01)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting policy	$1.94	$1.64	$0.19	$0.16	$(0.01)
Cumulative effect of change in accounting policy	—	(0.01)	—	—	—

Net income (loss)	$1.94	$1.63	$0.19	$0.16	$(0.01)

Weighted average shares, basic	47,077,369	39,389,869	39,389,869	39,389,869	39,389,869
Weighted average shares, diluted	47,915,962	39,389,869	39,389,869	39,389,869	39,389,869

	Year Ended December 31,
	2006(1)	2005(2)	2004(3)	2003	2002
	(In millions, except share and per share data)

Cash Flow Data:
Cash flows provided by operating activities	$110.2	$148.7	$24.9	$26.3	$17.5
Cash flows used in investing activities	(251.4)	(162.3)	(27.3)	(16.1)	(12.1)
Cash flows provided by (used in) financing activities	180.2	54.1	5.6	(2.3)	(4.4)

Total	$39.0	$40.5	$3.2	$7.9	$1.0

Balance Sheet Data:
Cash and cash equivalents	$101.6	$62.6	$22.1	$18.9	$11.0
Total current assets	$410.6	$251.8	$64.0	$46.7	$40.0
Property, plant and equipment, net	$424.7	$270.6	$189.3	$136.5	$130.9
Total assets	$949.4	$606.2	$330.1	$256.8	$234.1
Total current liabilities	$230.9	$175.8	$72.2	$48.5	$39.3
Total debt, including current maturities	$286.6	$268.8	$203.3	$168.8	$161.7
Total non-current liabilities	$336.3	$310.6	$202.1	$159.8	$152.8
Total stockholders’ equity	$382.2	$119.8	$55.8	$48.4	$41.9
Total liabilities and stockholders’ equity	$949.4	$606.2	$330.1	$256.8	$234.1

(1)	Marketing operations were initiated on August 1, 2006 in conjunction with the acquisition of the Pride assets.

(2)	Effective April 29, 2005, we completed the acquisition of the Tyler refinery and related assets. We operated the refinery for 247 days in 2005. The results of operations of the Tyler refinery and related assets are included in our financial results from the date of acquisition.

(3)	Effective April 30, 2004, we completed the acquisition of 100% of the outstanding stock of Williamson Oil. The results of operations of Williamson Oil are included in our financial results from the date of acquisition.

(4)	In order to mitigate the risks of changes in the market price of crude oil and refined petroleum products, we entered into forward contracts to fix the purchase price of crude and sales price of specific refined petroleum products for a predetermined number of units at a future date.

Segment Data(1):

	Year Ended December 31, 2006
				Corporate,
				Other and
	Refining(2)	Retail	Marketing(3)	Eliminations	Consolidated
	(In millions, except share and per share data)

Net sales (excluding intercompany marketing fees and sales)	$1,593.4	$1,395.6	$218.2	$0.5	$3,207.7
Intercompany marketing fees and sales	(3.2)	(0.2)	3.4	—	—
Operating costs and expenses:
Cost of goods sold	1,367.4	1,234.9	216.0	—	2,818.3
Operating expenses	69.6	102.8	0.3	0.5	173.2

Segment contribution margin	$153.2	$57.7	$5.3	$—	216.2

General and administrative expense					38.2
Depreciation and amortization					22.8

Operating income					$155.2

Total assets	$332.4	$428.4	$92.4	$96.2	$949.4

Capital spending (excluding business combinations)	$74.9	$22.4	$0.2	$—	$97.5

	Year Ended December 31, 2005
				Corporate,
				Other and
	Refining(2)	Retail	Marketing(1)	Eliminations	Consolidated
	(In millions, except share and per share data)

Net sales (excluding intercompany marketing fees and sales)	$930.5	$1,101.0	$—	$0.4	$2,031.9
Intercompany sales	0.9	(0.9)	—	—	—
Operating costs and expenses:
Cost of goods sold	776.4	955.2	—	—	1,731.6
Operating expenses	45.8	86.9	—	0.4	133.1

Segment contribution margin	$109.2	$58.0	$—	$—	167.2

General and administrative expense					23.5
Depreciation and amortization					16.1
Gain on disposal of assets					(1.6)
Losses on forward contract activities					9.1

Operating income					$120.1

Total assets	$235.6	$367.4	$—	$3.2	$606.2

Capital spending (excluding business combinations)	$18.8	$10.4	$—	$—	$29.2

(1)	Statement of Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, requires disclosure of a measure of segment profit or loss. In connection with the purchase of the Tyler refinery and related assets on April 29, 2005, management began viewing our company’s operating results in two reportable segments: retail and refining. The initiation of operations in the marketing segment added a third reportable segment in the third quarter of 2006. We measure the operating performance of each segment based on segment contribution margin. We define segment contribution margin as net sales less cost of goods sold and operating expenses, excluding depreciation and amortization.

For the retail segment, cost of goods sold comprises the costs of specific products sold. Operating expenses include costs such as wages of employees at the stores, lease expense for the stores, utility expense for the stores and other costs of operating the stores, excluding depreciation and amortization.

For the refining segment, cost of goods sold includes all the costs of crude oil, feedstocks and related transportation. Operating expenses include the costs associated with the actual operations of the refinery, excluding depreciation and amortization.

For the marketing segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned terminals, excluding depreciation and amortization, terminaling expense at third-party locations and pipeline maintenance costs.

(2)	Effective April 29, 2005, we completed the acquisition of the Tyler refinery and related assets. We operated the refinery for 247 days in 2005.

(3)	Marketing operations were initiated on August 1, 2006 in conjunction with the acquisition of the Pride assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with Delek’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.

Forward-Looking Statements

This Annual Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one principal fuel supplier and one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	restrictive covenants in our debt agreements;

•	seasonality;

•	terrorist attacks;

•	potential conflicts of interest between our major stockholder and other stockholders;

•	other factors discussed under Item 1, Business, and Item 1A, Risk Factors, of this Annual Report on Form 10-K

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

Overview

We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 bpd, along with an associated crude oil pipeline and light products loading facilities. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 394 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. The following presents certain significant acquisitions and pivotal events in our history:

•	Delek began doing business in April 2001 with the acquisition of 198 retail gasoline and convenience stores. Between April 2001 and December 2005, we have completed several other acquisitions of retail gasoline and convenience stores;

•	In April 2005, we acquired a petroleum refinery, a product loading facility and crude oil pipeline assets in and around Tyler, Texas, from subsidiaries of Crown Central Petroleum;

•	In May 2006 Delek became a publicly traded company listed on the NYSE under the symbol DK;

•	In July 2006, we completed the acquisition of 43 retail fuel and convenience stores in northwest Georgia and southeast Tennessee; and

•	In July 2006, we completed the acquisition of refining equipment, pipelines, storage tanks and terminals that expanded our marketing and supply operations and enhanced our refining operations.

Strategic Initiatives

We are committed to improving stockholder value while maintaining financial stability and flexibility by continuing to:

•	pursue opportunistic acquisitions that strengthen our core markets and leverage our core competencies;

•	conservatively manage operating expenses;

•	modernize, grow and improve the profitability of our operations through carefully evaluated capital investments;

•	return cash to investors through payment of cash dividends;

•	develop and refine innovative information technology applications for all business segments;

•	provide prudent and scalable capital structure;

•	focus on health, safety and environmental compliance.

To accomplish the foregoing goals, we have taken the following actions in 2006:

•	In May 2006, we sold 11.5 million shares of common stock to the public while our parent company retained 77.4% share ownership. Other than the repayment of $42.5 million in related party debt, the net proceeds have been used to support our growth initiatives. We plan to continue these growth initiatives throughout 2007.

•	We spent approximately $12.3 million on our re-image and new store program in 2006, completed four raze and rebuilds and two new store builds using the MAPCO Mart GrilleMarxtm brand. We are planning to spend approximately an additional $19.0 million on this initiative in 2007.

•	We acquired and successfully integrated the Fast assets and established a new core market in Southeastern Tennessee and Northern Georgia. Our retail segment strategy is centered on operating a high concentration of sites in a similar geographic region to promote operational efficiencies and increased segment contribution margin.

•	We acquired terminal and pipeline assets from the Pride Companies in West Texas. We believe there are realizable synergies across the various aspects of our segments. The addition of our marketing segment through the acquisition of assets from the Pride Companies allows us to begin capitalizing on these natural market positions.

•	We expanded ultra low sulfur diesel capacity at our Tyler refinery by 83%. Our throughput increased over 9% from 53,150 to 58,128 bpd over the period we operated the refinery in 2005. In addition, our customer base has expanded approximately 25% over the prior year due to our focused initiatives on organic growth and regulatory compliance. We plan to spend approximately $64 million through 2008 to comply with the CAA regulations requiring a reduction in sulfur content in gasoline.

•	We implemented a “scanning out” system in all 394 company-owned stores. We believe our proprietary technology platform affords us the opportunity to manage our operations more efficiently and control expenses.

•	We re-imaged 21 stores acquired in the BP transaction in December 2005 to MAPCO Mart. Our focus on delivering a consistent brand offering is a strong complement to our strategy of successfully assimilating acquisitions. We believe this provides us stronger brand recognition within our core market areas.

•	We declared our first cash dividend on November 7, 2006 of $0.0375 per share of common stock.

Market Trends

The results of operations from our refining segment are significantly affected by the cost of commodities.

The volatility in the energy markets that we experienced in 2005 has continued in 2006 with the US Gulf Coast 5-3-2 crack spread for 2006 averaging $10.16 per barrel, but ranging from a high of $21.50 per barrel to a low of $1.07 per barrel, compared to an average of $10.58 per barrel in 2005. High demand for refined products, a strengthening economy, production interruptions and the phase out of methyl tert-butyl ether (MTBE), resulted in increases in product prices that outpaced increases in crude oil and oil products prices in 2006 compared to 2005.

Volatility in the wholesale cost of fuel has also increased significantly over the past year due to the factors noted above. Our average fuel cost to our retail fuel and convenience stores increased from $2.05 per gallon in 2005 to $2.34 per gallon in 2006. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place pressure on in-store merchandise margins.

The cost of natural gas used for fuel in our refinery has also shown historic volatility. Our average cost of natural gas, per million British Thermal Units (MMBTU) decreased from $10.13 per MMBTU in the second half of 2005 to $7.10 per MMBTU in the second half of 2006.

Factors Affecting Comparability

The comparability of our results of operations for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004 is affected by the following factors:

•	the completion of several acquisitions in 2004, 2005 and 2006 including: the purchase of the Williamson Oil, Co. in 2004; the purchase of the Tyler refinery assets in April 2005; the purchase of 21 retail fuel and convenience stores, a network of four wholesale operators, four undeveloped properties and inventory from BP in December 2005; the purchase of 43 retail fuel and convenience stores in Georgia and Tennessee in July 2006 and the commencement of marketing operations in August 2006 in conjunction with the purchase of refined petroleum product terminals, seven pipelines and storage tanks;

•	a scheduled turnaround at our Tyler refinery that was started and completed in December 2005;

•	the receipt of approximately $166.9 million in proceeds of an initial public offering of our stock in May 2006, after payment of offering expenses and underwriting discounts and commissions;

•	repayment of $42.5 million of related party debt in May 2006;

•	the adoption of SFAS No. 123(R), Share-Based Payment in January 2006; and

•	an increase in general and administrative expenses in 2006 due to the costs of operating as a public company

Results of Operations

Consolidated Results of Operation — Comparison of the Year Ended December 31, 2006 versus the Year Ended December 31, 2005

For the years ended December 31, 2006 and 2005, we generated net sales of $3,207.7 million and $2,031.9 million, respectively, and net income of $93.0 million and $64.1 million, respectively. The increase in both net sales and net income was primarily due to the inclusion of a full year of sales from the Tyler refinery and BP stores which were acquired in 2005, and the contribution from the acquisitions of the Fast stores and the Pride assets in the third quarter of 2006.

Of the $1,175.8 million increase in net sales, $611.6 million resulted from the inclusion of a full year of sales from acquisitions completed in 2005, $284.6 million of the increase was due to acquisitions completed during 2006, and the remaining increase resulted from an 8.7% increase in barrels sold per day at our refinery and higher average retail fuel prices and merchandise sales at our convenience stores.

Cost of goods sold was $2,818.3 million for 2006, compared to $1,731.6 million for 2005, an increase of $1,086.7 million or 63%. Of this increase, $527.7 million resulted from the inclusion of a full year of sales from acquisitions made in 2005, $275.2 million of the increase was due to acquisitions completed during 2006, and the remaining increase was due to higher costs of crude in our refining segment and higher costs of fuel in our retail segment.

Operating expenses were $173.2 million for 2006 compared to $133.1 million for 2005, an increase of $40.1 million or 30%. Of this increase, $30.6 million resulted from the inclusion of a full year of sales from acquisitions made in 2005 and $5.3 million was due to acquisitions completed during 2006. Also contributing to the higher operating expenses were credit card expenses at our retail segment, which increased nearly $1.8 million over 2005 as a result of higher credit card transaction amounts due primarily to higher fuel prices, as well as increases in interchange fees charged by several credit card providers.

General and administrative expenses were $38.2 million for 2006 compared to $23.5 million for 2005, an increase of $14.7 million or 63%. We do not allocate general and administrative expenses to the segments. The increase associated with this overhead expense was primarily due to recognition of share-based compensation associated with the implementation of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), additional bonuses associated with our initial public offering activity, increases in personnel, professional support and contractors as a result of being a public company and our efforts with Sarbanes Oxley compliance, consulting costs associated with several projects at the refinery and an increase in accrued liability related to general liability insurance. Delek has efforts underway toward meeting its requirement to certify compliance with the internal control requirements of Sarbanes-Oxley in 2007.

Depreciation and amortization was $22.8 million for 2006 compared to $16.1 million for 2005. This increase was primarily due to the inclusion of a full year of depreciation expense associated with the refinery compared to eight months of expense in 2005, the BP stores acquired during 2005 and the Fast stores acquired in the third quarter of 2006 which have no comparative depreciation in 2005.

During 2005, the sale of one convenience store, partially offset by the write-off of associated goodwill, netted a pre-tax gain of $1.6 million. There were no such sales or asset disposals in 2006.

During August and September 2005, we entered into forward fuel contracts to fix the purchase price of crude oil and sales price of finished grade fuel for a predetermined number of units at a future date, which had fulfillment terms of less than 60 days. We realized losses of $9.1 million during 2005, which were included as losses on forward contract activities. There were no forward contracts for fuel in 2006.

Interest expense was $24.2 million in 2006 compared to $17.4 million for 2005, an increase of $6.8 million. This increase was due to increased indebtedness associated with the acquisitions completed in 2006, a full year of interest associated with acquisitions completed in 2005 and higher short-term interest rates. Interest income was $7.2 million for 2006 compared to $2.1 million for 2005, an increase of $5.1 million. This increase was due primarily to higher cash and short-term investment balances as a result of the refinery’s favorable operations, as well as the proceeds received from our initial public offering in May 2006. Interest expense from related party notes payable for 2006 decreased to $1.0 million from $3.0 million in 2005. This decrease was due largely to the payment of all related party debt from proceeds received in our initial public offering in May 2006.

During the second quarter of 2005, we wrote off $3.5 million of deferred financing costs associated with the refinancing of a portion of our long-term debt. In 2006, we recognized only a nominal loss in the fair market value of our interest rate derivatives as compared to a $1.5 million gain for 2005.

In 2006, we recorded a $0.2 million expense in connection with guarantee fees payable to Delek Group Ltd. relating primarily to the guaranty of a portion of our debt incurred in connection with the acquisition of the Tyler refinery, compared to $0.6 million expense in 2005. These guarantees were eliminated during the second quarter of 2006.

Income tax expense was $44.0 million for 2006, compared to $34.9 million for 2005, an increase of $9.1 million. This increase primarily resulted from our higher taxable income in 2006 compared to 2005. Our effective tax rate was 32.1% for 2006, compared to 35.1% for 2005. Therefore, the increase in pre-tax income was partially offset by a decrease in our effective rate.

In 2006 we benefited from other tax incentives relating to our refinery operations. Substantially all of our refinery operations are conducted through a Texas limited partnership, which is not subject to Texas franchise tax. The limited partnership’s 0.1% general partner was subject to Texas franchise tax on its 0.1% share of refining operations. Additionally, all other Texas activity, including the marketing segment, has occurred in a limited partnership entity, also not subject to Texas franchise tax. Accordingly, the effective tax rate applicable to the refining and marketing segments is the federal tax rate plus a nominal amount of state franchise tax. Consequently, our consolidated effective tax rate was reduced by their proportionate contribution to our consolidated pretax earnings. Delek benefited from other tax incentives related to its refinery operations. Specifically, Delek was entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, Delek was entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items further reduced Delek’s effective federal tax rate. The taxation of earnings in Texas is subject to change due to new legislation which will be effective January 1, 2007. This legislation will require taxation of all or a portion of a limited partnership’s earnings.

Consolidated Results of Operation — Comparison of the Year Ended December 31, 2005 versus the Year Ended December 31, 2004

For the years ended December 31, 2005 and 2004, we generated net sales of $2,031.9 million and $857.9 million, respectively, and net income of $64.1 million and $7.3 million, respectively. The increase in both net sales and net income was due primarily to the acquisition of the Tyler refinery on April 29, 2005.

Of the $1,174.0 million increase in net sales, $930.5 million was generated from the 2005 acquisition of the Tyler refinery, with the rest of the increase resulting from higher average retail fuel prices at our convenience stores and the inclusion of a full year of sales from the acquisition of Williamson Oil stores compared to only eight months in 2004.

Cost of goods sold was $1,731.6 million for 2005, compared to $730.8 million for 2004, an increase of $1,000.8 million or 137%. Of this increase, $776.4 million was due to the cost of goods sold from the Tyler refinery acquisition in 2005, $70.1 million was due to the inclusion of a full year of results of operations from the acquisition of Williamson Oil stores compared to only eight months in 2004, and the remaining increase was primarily due to an increase in the average fuel price at our retail fuel and convenience stores.

Operating expenses were $133.1 million for 2005, compared to $80.1 million for 2004, an increase of $53.0 million or 66%. Of this increase, $45.8 million was due to operating costs from the 2005 Tyler refinery acquisition, which approximated $3.63 per barrel sold. In addition, we had an increase of $7.1 million in store operating costs from the inclusion of a full year of results of operations from the acquisition of Williamson Oil stores compared to only eight months in 2004. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations declined slightly to 13.2% in 2005 from 13.3% in 2004 due to a focus on operating expense control.

General and administrative expenses were $23.5 million for 2005, compared to $15.1 million for 2004, an increase of $8.4 million or 55.6%. This increase was primarily due to additional salary and related expenses in our retail segment due in part to the inclusion of a full year of results of operations from the acquisition of Williamson Oil stores compared to only eight months in 2004, and general and administrative expenses from the acquisition of the Tyler refinery in 2005.

Depreciation and amortization was $16.1 million for 2005, compared to $12.4 million for 2004. This increase was primarily due to $1.4 million in depreciation associated with the Tyler refinery along with approximately $1.2 million in additional depreciation resulting from the inclusion of a year of depreciation from the acquisition of Williamson Oil stores compared to only eight months in 2004.

During 2005, we recognized a net pre-tax gain of $1.6 million associated with the sale of one convenience store partially offset by the write-off of associated goodwill, compared to $0.9 million pre-tax gain for 2004 primarily associated with the sale of one convenience store and one undeveloped property.

During August and September 2005, we entered into forward fuel contracts to fix the purchase price of crude oil and sales price of finished grade fuel for a predetermined number of units at a future date, which had fulfillment terms of less than 60 days. We realized losses of $9.1 million during 2005, which are included as losses on forward contract activities.

Interest expense was $17.4 million for 2005, compared to $7.1 million for 2004, an increase of $10.3 million. This increase was due to increased indebtedness, letter of credit fees associated with the 2005 purchase of the Tyler refinery and higher short-term interest rates. Interest income was $2.1 million for 2005 and immaterial for 2004. This increase was due to higher cash balances and new short-term investments resulting from cash flow provided by the Tyler refinery operations. Interest expense from related party notes payable for 2005 increased to $3.0 million from $1.2 million in 2004 due to borrowings incurred in conjunction with the Tyler refinery acquisition. In addition, a $1.5 million increase in unrealized gains on interest rate derivative instruments was recorded in 2005, compared to an unrealized loss of $0.7 million for 2004.

We also wrote-off deferred financing charges of $3.5 million in 2005 associated with the refinancing of a portion of our long-term debt.

In 2005, we recorded a $0.6 million expense in connection with guarantee fees payable to Delek Group Ltd. relating primarily to the guaranty of a portion of our debt incurred in connection with the acquisition of the Tyler refinery.

Income tax expense was $34.9 million for 2005, compared to $4.1 million for 2004, an increase of $30.8 million. This increase primarily resulted from our higher taxable income in 2005 compared to 2004. Our effective tax rate was 35.1% for 2005, compared to 36.0% for 2004. Substantially all of our refinery operations are conducted through a Texas limited partnership, which is not subject to Texas franchise tax. The limited partnership’s 0.1% general partner was subject to Texas franchise tax on its 0.1% share of refining operations. Accordingly, the effective tax rate applicable to our refining operations is the federal tax rate plus a nominal amount of state franchise tax. Consequently, our consolidated effective tax rate was reduced by our refinery’s proportionate contribution to our consolidated pretax earnings.

Operating Segments

We review operating results in three reportable segments: refining, marketing and retail. The refining segment was created in April 2005 with the acquisition of the Tyler refinery. In the third quarter of 2006, we added a third segment, marketing, to track the activity associated with the sales of refined products on a wholesale basis. Marketing operations were initiated on August 1, 2006 in conjunction with the acquisition of the Pride assets.

Refining Segment

	Year Ended
	December 31,
	2006	2005

Days operated in period	365	247
Total sales volume (average barrels per day)	55,523	51,096
Products manufactured (average barrels per day):
Gasoline	30,163	26,927
Diesel/Jet	21,816	20,779
Petrochemicals, LPG, NGLs	2,280	2,218
Other	2,324	1,684

Total production	56,583	51,608

Throughput (average barrels per day):
Crude oil	55,998	51,906
Other feedstocks	2,130	1,244

Total throughput	58,128	53,150

Per barrel of sales:
Refining operating margin	$11.00	$12.29
Refining operating margin excluding intercompany marketing service fees	$11.16	$12.29
Direct operating expenses	$3.44	$3.63
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$66.27	$59.39
US Gulf Coast 5-3-2 crack spread (per barrel)	$10.16	$12.19
US Gulf Coast Unleaded Gasoline (per gallon)	$1.83	$1.69
Low sulfur diesel (per gallon)	$2.00	$1.72
Natural gas (per MMBTU)	$6.89	$10.13

Operations in our refining segment began with the acquisition of the refinery on April 29, 2005. Net sales were $1,593.6 million for 2006 compared to $931.4 million for 2005, an increase of $662.2 million or 71.1%. Of this increase, $507.4 million resulted from the inclusion of a full year of sales from the acquired refinery compared to only eight months in 2005. Additionally, total sales volume for 2006 averaged 55,523 bpd compared to 51,096 bpd for the eight months we operated the refinery in 2005, an increase of 4,427 bpd or 8.7%. Average sales price per barrel rose to $78.64 per barrel for 2006 compared to $73.80 per barrel in 2005, an increase of 6.6%.

Cost of goods sold for our refining segment in 2006 was $1,367.4 million compared to $776.4 million for the period from April 29, 2005 through December 31, 2005. Of this increase, $436.0 million resulted from the inclusion of a year of cost of goods sold from the refinery compared to only eight months in 2005. The remaining cost increase was due to a 8.7% increase in average barrels sold per day and a 9.8% increase in crude and feedstock cost per barrel in 2006 compared to the average barrels sold and cost per barrel for the eight months we operated the refinery in the same period in 2005.

In conjunction with the Pride acquisition and the formation of our marketing segment in the third quarter of 2006, our refining business entered into a services agreement with our marketing segment on October 1st, which among other things, required it to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This services agreement lowered the refining margin achieved by our refining segment $0.16 per barrel in 2006 to $11.00 per barrel. Without this fee, the refining segment would have achieved a refining operating margin of $11.16 per barrel in 2006 which was 109.8% of the U.S. Gulf Coast crack spread compared to $12.29 per barrel for the period operated last year which was 100.8% of the U.S. Gulf Coast crack spread.

Operating expenses were $69.6 million for 2006 or $3.44 per barrel sold compared to $45.8 million for the period of April 29, 2005 through December 31, 2005 or $3.63 per barrel sold. The reduction in operating expense per barrel was due primarily to lower natural gas costs which averaged $6.89 per MMBTU in 2006 compared to $10.13 per MMBTU during the time we operated the refinery in 2005. Segment contribution margin for the refining segment for 2006 represented 71% of our total segment contribution margin, or $153.2 million.

Marketing Segment

We initiated operations in our marketing segment during the third quarter of 2006 with the acquisition of the Pride assets. In this segment we sell refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals.

For the period
August 1, 2006
through
December 31,
2006

Days operated in period	153
Total sales volume (average barrels per day)	17,758
Products sold (average barrels per day):
Gasoline	8,129
Diesel/Jet	9,568
Other	61

Total sales	17,758

Direct operating expenses (per barrel of sales)	$0.12

Net sales for the marketing segment were $221.6 million for the period from August 1, 2006, the date operations commenced, through December 31, 2006. Total sales volume averaged 17,758 barrels per day during this period. Net sales also included $3.4 million of net service fees paid by our refining segment to our marketing segment for marketing, sales and customer support services.

Cost of goods sold was $216.0 million for the period from August 1, 2006 through December 31, 2006, approximating a cost per barrel sold of $79.49. This cost per barrel resulted in an average gross margin per barrel of $2.06. Included in costs during this period are losses generated of $2.7 million associated with the purchase of initial inventory which required payment at a spot price rather than more favorable terms under our long-term purchase contracts, and which then had an immediate drop in market value prior to the ultimate sale of such inventory. Additionally, we recognized losses during 2006 of $1.3 million associated with settlement of nomination differences under long-term purchase contracts.

Operating expenses in the marketing segment were approximately $0.3 million for the period from August 1, 2006 through December 31, 2006, primarily due to marketing salaries and insurance costs. Segment contribution margin for the marketing segment for 2006 represented 2% of our total segment contribution margin or $5.3 million.

Retail Segment

	Year Ended December 31,
	2006	2005	2004

Number of stores (end of period)	394	349	331
Average number of stores	369	330	310
Retail fuel sales (thousands of gallons)	396,867	341,335	315,294
Average retail gallons per average number of stores (in thousands)	1,075	1,034	1,017

Retail fuel margin ($ per gallon)	$0.145	$0.165	$0.155
Merchandise sales (in millions)	$330.5	$292.4	$261.2

Merchandise margin %	30.6%	29.8%	29.5%
Credit expense (% of gross margin)	7.8%	5.9%	4.8%
Merchandise and cash over/short (% of net sales)	0.3%	0.3%	0.4%
Operating expense/merchandise sales plus total gallons	13.5%	13.2%	13.3%

Retail Segment Operational Comparison of the Year Ended December 31, 2006 versus the Year Ended December 31, 2005

Net sales for our retail segment in 2006 increased 26.7% to $1,395.6 million. This increase was primarily due to a 12.8% increase in average retail fuel prices, inclusion of a full year of operations of BP stores acquired in 2005, net sales from the acquisition of the Fast stores in the third quarter of 2006 and a 2.9% increase in comparable store merchandise sales.

Retail fuel sales were 396.9 million gallons for 2006, compared to 341.3 million gallons for 2005. This increase was primarily due to the inclusion of a full year of sales from the acquisition of the BP stores purchased in December 2005 and the purchase of the Fast stores in the third quarter of 2006. The combination of these two factors increased fuel gallons sold by 55.8 million gallons. Comparable store gallons decreased 0.2% between 2005 and 2006. Total fuel sales, including wholesale gallons, increased 31.7% to $1,065.1 million in 2006. The increase was primarily due to the increase in gallons sold noted above and an increase of $0.28 per gallon in the average retail price per gallon ($2.49 per gallon in 2006 compared to $2.21 per gallon in 2005).

Merchandise sales increased 13.0% to $330.5 million in 2006. The increase in merchandise sales was primarily due to $30.5 million in merchandise sales resulting from the inclusion of a full year of merchandise sales from the 2005 acquisition of the BP stores, as well as the 2006 acquisition of the Fast stores. Our comparable store merchandise sales increased by 2.9% due primarily to same store increases of 15.8% in our food service category and 5.2% in our dairy category. The growth within each of these categories is driven primarily by our proprietary product offerings.

Cost of goods sold for our retail segment increased 29.2% to $1,234.9 million in 2006. This increase was primarily due to a 14.9% increase in average retail fuel costs and $150.9 million in cost of goods sold resulting from the inclusion of a full year of results from operations of the acquisition of the BP stores purchased in December 2005 and the purchase of the Fast stores in the third quarter of 2006. Fuel cost of goods sold represented 81.4% of total cost of goods sold for the segment and increased primarily due to a 14.1% increase in retail fuel costs and

55.5 million increase in gallons sold. Merchandise cost of goods sold was $229.3 million for 2006, compared to $205.4 million for 2005.

Operating expenses increased 18.3% in 2006 to $102.8 million. This increase was due primarily to $12.5 million in store operating costs from the inclusion of a full year of operating expenses from the acquisition of the BP stores purchased in December 2005 and the purchase of the Fast stores in the third quarter of 2006 and higher credit card expenses. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 13.5% from 13.2% in 2005 due largely to increased credit card expenses which grew to 7.8% of our gross margin in 2006 from 5.9% in 2005. Credit card fees are largely derived as a percentage of the retail fuel costs and were driven higher in 2006 by the $0.28 cents per gallon increase in our retail fuel prices. Segment contribution margin for the retail segment for 2006 represented 27% of our total contribution margin or $57.7 million.

Retail Segment Operational Comparison of the Year Ended December 31, 2005 versus the Year Ended December 31, 2004

Net sales for our retail segment were $1,101.0 million for 2005, compared to $857.8 million for 2004, an increase of $243.2 million or 28.4%. This increase was primarily due to a 24.0% increase in average retail fuel prices and $79.2 million in net sales resulting from the inclusion of a full year of sales from the acquisition of Williamson Oil stores compared to only eight months in 2004.

Retail fuel sales were 341.3 million gallons for 2005, compared to 315.3 million gallons for 2004. This increase was primarily due to the inclusion of a full year of sales from the acquisition of Williamson Oil stores compared to only eight months in 2004. This was partially offset by the estimated 2.6 million gallon impact of Hurricane Katrina. Comparable store gallons increased 0.9%. Total fuel sales, including wholesale gallons, were $808.6 million for 2005, compared to $596.6 million in 2004, an increase of $212.0 million or 35.5%. The increase was primarily due to an increase of $0.36 per gallon in the average retail price per gallon ($2.14 per gallon compared to $1.78 per gallon) and $58.3 million in fuel sales resulting from the inclusion of a full year of fuel sales from the acquisition of Williamson Oil stores in 2004.

Merchandise sales were $292.4 million for 2005, compared to $261.2 million over the same period in 2004, an increase of $31.2 million or 11.9%. The increase in merchandise sales was primarily due to $20.8 million in merchandise sales resulting from the inclusion of a full year of merchandise sales from the acquisition of Williamson Oil stores compared to only eight months in 2004. Comparable store (company stores operated for the entire 12 months in both 2004 and 2005) merchandise sales increased by 1.4% primarily due to increases in the cigarette and dairy categories which were driven by competitive pricing and merchandising strategies.

Cost of goods sold for our retail segment was $955.2 million for 2005, compared to $730.8 million for 2004, an increase of $225.3 million or 30.8%. This increase was primarily due to a 25.7% increase in average retail fuel costs and $70.1 million in cost of goods sold resulting from the inclusion of a full year of results of operations from the acquisition of Williamson Oil stores compared to only eight months in 2004.

Fuel cost of goods sold was $750.8 million for 2005, compared to $546.4 million for 2004, due to a 25.5% increase in retail fuel costs and a 26.0 million increase in gallons sold. Merchandise cost of goods sold was $205.3 million for 2005, compared to $184.3 million for 2004. The increase in merchandise cost of goods sold was primarily due to $14.6 million in costs of goods sold resulting from the inclusion of a full year of results of operations from the acquisition of Williamson Oil stores compared to only eight months in 2004.

Operating expenses were $86.9 million for 2005, compared to $80.1 million for 2004, an increase of $6.8 million or 8.5%. This increase was due primarily to $7.1 million in store operating costs from the inclusion of a full year of results of operations from the acquisition of Williamson Oil stores compared to only eight months in 2004. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations declined slightly to 13.2% from 13.3% due to a focus on operating expense control. Segment contribution margin for the retail segment for 2005 represented 35% of our total contribution margin, or $58.0 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operating activities and borrowings under our revolving credit facilities. In addition, our liquidity was enhanced during the second quarter of 2006 by the receipt of $166.9 million of net proceeds from our initial public offering of common stock, after the payment of underwriting discounts and commissions, and offering expenses. We believe that our cash flows from operations, borrowings under our current credit facilities, and the remaining proceeds from our initial public offering will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the years ended December 31, 2006, 2005 and 2004 (in millions):

	Year Ended December 31
	2006	2005	2004

Cash Flow Data:
Cash flows provided by operating activities	$110.2	$148.7	$24.9
Cash flows used in investing activities	(251.4)	(162.3)	(27.3)
Cash flows provided by financing activities	180.2	54.1	5.6

Net increase in cash and cash equivalents	$39.0	$40.5	$3.2

Cash Flows from Operating Activities

Net cash provided by operating activities was $110.2 million for 2006, compared to $148.7 million for 2005 and $24.9 million in 2004. The decrease in cash flows from operations in 2006 from 2005 was primarily due to a $24.8 million increase in inventory and other current assets and decreases in interest payable, interest payable to related parties, accrued employee costs and accrued expenses and other current liabilities. These changes were partially offset by higher net income, an increase in deferred taxes resulting from book-tax depreciation differences, and depreciation and amortization primarily as a result of the operation of the refinery for a full year. The increase in income resulted in a corresponding increase in our income taxes payable during the current period.

The increase in cash flows from operations from 2004 to 2005 was primarily due to an $88.1 million increase in accounts payable resulting from crude oil purchases for our refinery and higher net income. These changes were partially offset by a $41.7 million increase in accounts receivable as a result of refinery operations.

Cash Flows from Investing Activities

Net cash used in investing activities was $251.4 million for 2006, compared to cash used of $162.3 million in 2005 and $27.3 million in 2004. The increase from 2005 to 2006 was partially a result of current period purchases and sales of short-term investments with a net increase in use of $20.0 million. Our short-term investments consist of market auction rate debt securities, which we purchase from time to time using excess cash on deposit.

Cash used in investing activities includes our capital expenditures during the current period of approximately $97.5 million, of which $74.9 million was spent on projects at our refinery, $0.2 million in our marketing segment and $22.4 million in our retail segment. During 2006, we spent $65.6 million on regulatory and compliance projects at the refinery. In our retail segment, we spent $12.3 million opening four “next generation stores”, completing one retro-fit of a store and re-imaging the BP stores acquired in December 2005.

In 2006, we also utilized $107.3 million of cash in connection with the $56.4 million (including transaction costs) acquisition of the Pride assets and $51.0 million (including transaction costs), less $0.1 million of cash received, in connection with the acquisition of the Fast assets.

The increase in cash used in investing activities from 2004 to 2005 was primarily due to the purchase of the refinery in April 2005, and the acquisition of the BP stores in December 2005 totaling approximately $109.6 million (including transaction costs). Additionally, an increase in capital expenditures of $29.2 million including $18.8 million for projects at the refinery and the remaining capital spent in the retail segment accounted for the remaining increase in cash used in investing.

Cash Flows from Financing Activities

Net cash provided from financing activities was $180.2 million for 2006, compared to $54.1 million during 2005 and $5.6 million in 2004. The increase in cash provided from financing activities was primarily due to our initial public offering completed on May 9, 2006. We received approximately $166.9 million in net proceeds from the initial public offering after payment of underwriting discounts and commissions and offering expenses. Cash used in financing activities primarily included the repayment of two related party notes totaling $42.5 million. We fully repaid the $25.0 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Fuel, which bore interest at a rate of 6.3% per year and had a maturity date of April 27, 2008; and we fully repaid the $17.5 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Group, which bore interest at a rate of 7.0% per year and had a maturity date of April 27, 2010.

On May 23, 2006, we also refinanced $30.0 million of existing promissory notes with a new $30.0 million promissory note in favor of Israel Discount Bank of New York. The proceeds of this note were used to repay the outstanding $10.0 million of indebtedness under the Bank Leumi note due April 27, 2007 and to refinance the $20.0 million outstanding principal indebtedness under the previous note with Israel Discount Bank of New York due April 30, 2007. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.00% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by Delek with the first interest payment due on November 26, 2006. In connection with this refinancing, the Delek Group guaranty made to Israel Discount Bank of New York and Bank Leumi US on Delek’s behalf and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.

On July 14, 2006, in connection with the purchase of the assets of Fast Petroleum, Inc. discussed in Note 4 of the Consolidated Financial Statements, Delek amended its Senior Secured Credit Facility Revolver increase commitment amounts by an additional $50.0 million for a total commitment under the Senior Secured Credit Facility Revolver of $120.0 million.

On July 27, 2006, Delek executed a $30.0 million promissory note in favor of Bank Leumi US. The proceeds of this note were used to fund a portion of the Pride acquisition and its working capital needs discussed in Note 4 of the Consolidated Financial Statements. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days as selected by Delek.

In conjunction with the Pride acquisition discussed in Note 4, on July 31, 2006, Delek executed a short-term revolver with Fifth Third Bank as administrative agent in the amount of $50.0 million. The proceeds of this note were used to fund the working capital needs of a new Delek subsidiary, Delek Marketing and Supply, L.P. The Fifth Third note matures on July 30, 2007, and bears interest, payable for the applicable interest period, at a spread of 1.5% to 2.5%, as determined by leverage based pricing grid, over the LIBOR

The increase in cash flows from financing activities from 2004 to 2005 primarily consisted of a total refinancing of all debt. Cash provided from financing activities included net proceeds received as a result of refinancing term and revolver borrowings of $40.0 million through a revolving credit facility and a $165.0 million term loan and proceeds received through the subsequent upsizing of the revolver by $30.0 million to $70.0 million in conjunction with the BP transaction, as well as $50.0 million in proceeds received from notes issued in connection with the refinery purchase. Cash provided by financing activities in 2005 also reflected a subordinated loan of $35.0 million received from Delek Group Ltd. Cash used in financing activities included $14.9 million of financing costs paid in connection with new debt issuance, debt repayments of $216.0 million and payments under capital lease obligations.

Cash Position and Indebtedness

As of December 31, 2006, our total cash and cash equivalents were $101.6 million, investment grade short-term investments totaled $73.2 million and we had total indebtedness of approximately $286.6 million. Borrowing availability under our three separate revolving credit facilities was approximately $142.4 million and we had a total face value of letters of credit outstanding of $184.7 million. We were in compliance with our covenants in all debt facilities as of December 31, 2006. Our liquidity was further enhanced during the second quarter of 2006 by the receipt of approximately $166.9 million in net proceeds from our initial public offering of common stock.

A summary of our indebtedness as of December 31, 2006 is shown below (in millions):

December 31, 2006

Senior secured credit facility — term loan	$147.1
Senior secured credit facility — revolver	59.5
SunTrust ABL revolver	—
Fifth Third note	19.2
Promissory notes	60.0
Capital lease obligations	0.8

286.6
Less: current portion of long-term debt & short term note payable	21.0

Total long-term indebtedness	$265.6

Senior Secured Credit Facility

The senior secured credit facility consists of a $120.0 million revolving credit facility and $165.0 million term loan facility which has $147.1 million outstanding. Borrowings under the senior secured credit facility are secured by substantially all the assets of MAPCO Express, Inc. and its subsidiaries. Letters of credit outstanding under the facility totaled $16.5 million as of December 31, 2006. The senior secured credit facility term loan requires quarterly principal payments of approximately 0.25% of the principal balance through March 31, 2011 and a balloon payment of approximately 94.25% of the principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $15.6 million in April 2006. The senior secured credit facility revolver is payable in full upon maturity on April 28, 2010 with periodic interest repayment requirements. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan. Interest is payable quarterly for Base Rate loans and for the applicable interest period on Eurodollar loans. As of December 31, 2006, the weighted average borrowing rate was approximately 8.1% for the senior secured credit facility term loan and 7.9% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment available under the senior secured credit facility revolver, which as of December 31, 2006 totaled approximately $44.0 million.

We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We were in compliance with all covenant requirements as of December 31, 2006.

SunTrust ABL Revolver

On October 16, 2006, we amended and restated our existing asset based revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $250 to $300 million, including a $300 million sub-limit for letters of credit, and extended the maturity of the facility by one year to April 28, 2010. The revolving credit agreement bears interest based on predetermined pricing grids that allow us to choose between a “Base Rate” or “Eurodollar” rate. Interest is payable quarterly for Base Rate loans and for the applicable interest period on Eurodollar loans. Availability under the SunTrust ABL revolver is determined by a borrowing base defined in the SunTrust ABL revolver, supported primarily by cash, certain accounts receivable and inventory.

In addition, the SunTrust ABL revolver supports our issuances of letters of credit used primarily in connection with the purchases of crude oil for use in our refinery that at no time may exceed the aggregate borrowing capacity available under the SunTrust ABL revolver. As of December 31, 2006, we had no outstanding borrowings under the agreement but had letters of credit outstanding totaling approximately $167.3 million. Excess collateral capacity under the SunTrust ABL revolver as of December 31, 2006 was $67.6 million.

The SunTrust ABL revolver contains a negative covenant that prohibits us from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against the property, plant and equipment of the refinery, subject to customary exceptions for certain permitted liens.

Under the SunTrust ABL revolver, we are also subject to certain non-financial covenants and, in the event that our availability under its borrowing base is less than $30.0 million on the measurement date, certain financial covenants. We were in compliance with all covenant requirements as of December 31, 2006.

Fifth Third Note

In conjunction with the Pride acquisition, on July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank as administrative agent in the amount of $50.0 million. The proceeds of this note were used to fund the working capital needs of a new subsidiary, Delek Marketing and Supply, LP. The Fifth Third Note matures on July 30, 2007, and bears interest, payable for the applicable interest period, at a spread of 1.5% to 2.5%, as determined by a leverage-based pricing matrix, per year over the LIBOR. Borrowings under the Fifth Third Note are secured by substantially all of the assets of Delek Marketing & Supply LP. As of December 31, 2006 the weighted average borrowing rate for amounts borrowed was 7.80%. Amounts available under the Fifth Third Note as of December 31, 2006, were approximately $30.8 million.

We are required to comply with certain financial and non-financial covenants under this note. We were in compliance with all covenant requirements as of December 31, 2006.

Promissory Notes

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (the IDB Note). The proceeds of this note were used to repay the existing promissory notes in favor of Israel Discount Bank and Bank Leumi US. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.0% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by us. As of December 31, 2006 the weighted average borrowing rate for amounts borrowed under the IDB Note was 7.31%.

On July 27, 2006, we executed a $30.0 million promissory note in favor of Bank Leumi US. The proceeds of this note were used to fund a portion of the acquisition of the Pride assets and its working capital needs. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days. As of December 31, 2006, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 7.56%.

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for 2006 were $97.5 million, of which approximately $74.9 million was spent in our refining segment, $0.2 million in our marketing segment and $22.4 million was spent in our retail segment. Our capital expenditure budget is approximately $115.1 million for 2007. The following table summarizes our actual capital expenditures for 2006 and planned capital expenditures for 2007 by operating segment and major category (in millions).

	Year Ended December 31,
	2007 Budget	2006 Actual

Refining:
Sustaining maintenance	$7.1	$3.7
Regulatory	48.5	65.6
Discretionary projects	34.4	5.6

Total refinery	90.0	74.9
Marketing:

Sustaining maintenance	0.1	0.2

Retail:
Sustaining maintenance	3.0	3.7
Store enhancements	3.0	6.4
Re-image/builds	19.0	12.3

Total retail	25.0	22.4

Total capital spending	$115.1	$97.5

In 2007, we plan to spend approximately $25.0 million in the retail segment, $19.0 million of which is expected to consist of 6 to 8 new store builds and the re-imaging of 60 to 80 stores in our current portfolio. We spent $12.3 million on similar projects in 2006. With respect to the refining segment, we plan to spend approximately $64.8 million from 2006 to the end of 2008 to comply with the CAA regulations requiring a reduction in sulfur content in gasoline. We spent $65.6 million on regulatory projects for the refining segment in 2006, including $44.6 million to comply with on-road low sulfur diesel requirements. We also plan to spend approximately $53.3 million on crude optimization projects in 2007 and 2008, of which $16.0 million is planned to be spent in 2007. In addition, we plan to spend approximately $3.4 million for other environmental and regulatory projects in 2007.

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

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below as of December 31, 2006, is set forth in the following table (in millions).

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total

Long-term debt and capital lease obligations	$21.0	$63.5	$202.1	$—	$286.6
Interest(1)	21.9	39.5	17.0	—	78.4
Operating lease obligations(2)	11.2	21.9	21.0	119.7	173.8

Total	$54.1	$124.9	$240.1	$119.7	$538.8

(1)	Includes expected payments on debt outstanding under credit facilities in place at December 31, 2006. Variable interest is calculated using December 31, 2006 rates.

(2)	Amounts reflect future estimated lease payments, including renewal options for leases we have determined are reasonably assured, under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of Delek. We prepare our consolidated financial statements in conformity with U.S. GAAP and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader’s understanding, management has identified Delek’s critical accounting policies. These policies are considered critical because they have the potential to have a material impact on our financial statements, and because they require judgments and estimation due to the uncertainty involved in measuring at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some over which we may have little or no control.

LIFO Inventory

Refining segment inventory consists of crude oil, refined petroleum products and blendstocks which are stated at the lower of cost or market. Cost is determined under the LIFO valuation method. The LIFO method requires management to make estimates on an interim basis of the anticipated on-hand year-end inventory quantities, which could differ from actual quantities. Cost of crude oil, refined petroleum product and blendstock inventories in excess of market value are charged to cost of goods sold. Such changes are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover.

Delek believes the accounting estimate related to the establishment of anticipated year-end LIFO inventory is a critical accounting estimate because it requires management to make assumptions about future production rates in the refinery, the future buying patterns of our customers, as well as the economic viability of the general economy and the impact of changes in actual performance versus these estimates would have on the inventories reported on our quarterly balance sheets and the results reported in our quarterly statements of operations could be material. In selecting assumed inventory levels, Delek uses historical trending of production and sales, recognition of current market indicators of future pricing and value, and new regulatory requirements which might impact inventory levels. Management’s assumptions require significant judgment because actual year-end inventory levels have fluctuated in the past and may continue to do so.

At each year-end, actual physical inventory levels are used to calculate both ending inventory balances and final cost of goods sold for the year.

Long-lived Asset Recovery

A significant portion of our total assets are long-lived assets, consisting primarily of property, plant and equipment (PP&E), definite-lived intangibles and goodwill. Changes in technology, changes in the regulatory climate, Delek’s intended use for the assets, as well as changes in broad economic or industry factors, may cause the estimated period of use or the value of these assets to change.

Depreciable Lives of Assets

Delek believes the accounting estimate related to the establishment of asset depreciable lives is a critical accounting estimate because it requires management to make assumptions about competitive uses for assets, wear-and-tear on assets in use, as well as technology evolution, and the impact of changes in actual experience could be material to our financial position and results of operations.

If Delek’s estimates of depreciable lives altered the depreciable rate by 5% higher or lower than those used in the preparation of our consolidated financial statements, recorded depreciation expense would have been impacted by approximately $1.1 million in 2006 and $0.8 million in 2005.

Management believes the estimates of lives selected, in each instance, represent its best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

Property, Plant and Equipment and Definite Life Intangibles Impairment

PP&E and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, Delek must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. Delek has had no impairments of PP&E or definite life intangibles.

Goodwill and Potential Impairment

Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the operating segments to the estimated fair value of the reporting unit.

Delek believes that the accounting estimate related to goodwill is a critical accounting estimate because it requires management to make assumptions about fair values, involves judgment in determining the occurrence of a “triggering event” and the impact of recognizing an impairment could be material to our financial position and results of operations. Management’s assumptions about fair values require significant judgment because broad economic factors, industry factors and estimates concerning the competitive uses of assets can result in variable and volatile fair values.

Management completed impairment analyses on goodwill in the fourth quarter of each year. These tests were performed internally and no impairments were found to exist.

Vendor Discounts and Deferred Revenue

In our retail segment, we receive cash discounts or cash payments from certain vendors related to product promotions based upon factors such as quantities purchased, quantities sold, merchandise exclusivity, store space and various other factors. In accordance with the provisions of the FASB EITF Issue 02-16, Accounting by a Reseller for Consideration Received from a Vendor, we recognize these amounts as a reduction of inventory until the products are sold, at which time the amounts are reflected as a reduction in cost of goods sold. Certain of these amounts are received from vendors related to agreements covering several periods. These amounts are initially recorded as deferred revenue, are reclassified as a reduction in inventory upon receipt of the products and are subsequently recognized as a reduction of cost of goods sold as the products are sold.

We also receive advance payments from certain vendors related to contractual agreements. These amounts are recorded as deferred revenue and are subsequently recognized as a reduction of cost of goods sold as earned in accordance with the terms of the agreements.

Delek believes that the accounting estimates related to the establishment of deferred revenue amounts and the associated recognition of the reduction of cost of goods sold upon their being earned is a critical accounting estimate because it requires management to make assumptions about future sales, customer choice, as well as the future economic viability of the communities in which we market; and the impact of changes in actual performance versus these estimates would have on the reporting in our balance sheet and the results reported in our statements of operations could be material. In selecting assumptions for the estimate, we use historical trending of sales, market industry information and recognition of current market indicators about general economic conditions which might impact future sales.

At December 31, 2006 and 2005, vendor deferred revenue totaled $1.2 million and $0.9 million, respectively, of which $0.4 million was considered long-term in nature in each year.

Environmental Expenditures

It is our policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contaminations, the selected remediation technology and review of applicable environmental regulations. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that is dedicated to the remedial actions and that does not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We do not discount environmental liabilities to their present value unless payments are fixed and determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized.

Delek believes that the accounting estimate related to environmental expenditure liabilities is a critical accounting estimate because it requires management to make assumptions about future remediation costs, and the future timing required to remediate the asset; and the impact that changes in actual performance versus these estimates would have on the projected environmental liability reported on our balance sheet could be material.

Management believes the estimates selected, in each instance, represents its best estimate of future outcomes, but the actual outcomes could differ from the estimate selected.

New Accounting Pronouncements

In September 2006, the FASB published SFAS No. 157, Fair Value Measurements (SFAS 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments to be measured at fair value under SFAS 133 at initial recognition and in all subsequent periods. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years although earlier application is encouraged. We do not expect the application of SFAS 157 to have a material effect on our financial position or results of operations.

In July 2006, The FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48, which is the most significant change to accounting for income taxes since the adoption of the liability approach, prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies.  The Interpretation also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of FIN 48 are required to be adopted for fiscal periods beginning after December 15, 2006. Delek will be required to apply this Interpretation to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. Management is currently analyzing the effect of this guidance on Delek’s tax positions.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation) (EITF 06-3), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting sales taxes in the consolidated financial statements as our policy is to exclude all such taxes from revenue where we are the agent.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Changes in commodity prices (mainly crude oil and gasoline) and interest rates are our main sources of market risk. We manage these risks based on the assessment of our management.

Commodity Price Risk

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

We are exposed to market risks related to the volatility of crude oil and refined petroleum product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices, which depend on many factors, including demand for crude oil, gasoline and other refined petroleum products, changes in the economy, worldwide production levels, worldwide inventory levels and governmental regulatory initiatives. Our risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations. We did not enter into or carry any commodity futures contracts for the years ended December 31, 2006 or 2005.

We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2006, we held approximately 1.4 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $60.48 per barrel. Replacement cost (FIFO) exceeded carrying value of LIFO costs by $10.2 million. We refer to this excess as our LIFO reserve.

Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $286.6 million as of December 31, 2006. We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments changed by an immaterial amount for the year ended December 31, 2006 and increased by $1.5 million for the year ended December 31, 2005. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreement taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect the interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical 1% change in interest rates on floating rate debt outstanding as of December 31, 2006 would be to change interest expense by $2.9 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of December 31, 2006, we had interest rate cap agreements in place representing $128.8 million in notional value with various settlement dates, the latest of which expires in July 2010. These interest rate caps range from 3.50% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.50% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was $3.4 million as of both December 31, 2006 and December 31, 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 8, 2007 (the “Definitive Proxy Statement”), and is incorporated herein by reference. Information regarding executive officers is included under “Management” in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K is included under “Corporate Governance” in the Definitive Proxy Statement and is incorporated herein by reference.

Our Board Governance Guidelines, our charters for our Audit and Compensation Committees and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.delekus.com, and a copy will be mailed upon request to Investor Relations, Delek US Holdings, Inc. or ir@delekus.com. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on our website, at www.delekus.com, under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item is included under “Executive Compensation” in the Definitive Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon Exercise	Weighted-Average Exercise	Equity Compensation Plans
	of Outstanding Options,	Price of Outstanding Options	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,652,952	$17.52	1,400,440	(2)
Equity compensation plans not approved by security holders(1)	1,719,493	$2.03	none
TOTAL	3,372,445		1,400,440

(1)	Pursuant to his employment agreement, our President and Chief Executive Officer, Ezra Uzi Yemin, was granted share purchase rights in May 2004. Upon completion of the IPO, the share purchase rights permitted him to purchase, subject to certain vesting requirements, up to 1,969,493 shares of our common stock which was 5% of our outstanding shares immediately prior to the completion of the IPO. Under the applicable vesting provisions, Mr. Yemin is entitled to purchase up to one-fifth of these shares for each year of his employment (prorated monthly) from May 2004 until expiration of the employment agreement in April 2009. Mr. Yemin exercised 250,000 of his share purchase rights in December 2006. At December 31, 2006, Mr. Yemin had vested 1,050,396 share purchase rights of which 800,396 were outstanding.

(2)	Consists of the number of securities available for future issuance under our 2006 Long-Term Incentive Plan as of December 31, 2006.

The information required by this Item is included under “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under “Certain Relationships and Related Transactions”, and “Corporate Governance” in the Definitive Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is included under “Relationship with Independent Auditors” in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Certain Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements

2. Exhibits — See below

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1*	Employment Agreement, dated as of May 1, 2004, by and between MAPCO Express, Inc., Uzi Yemin and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(a)*	Amendment No. 1 to Employment Agreement, dated as of October 31, 2005 and effective as of September 15, 2005, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(b)*	Amendment No. 2 to Employment Agreement, dated as of February 1, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(c)*	Amendment No. 3 to Employment Agreement, dated as of April 17, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1(d)*	Amendment No. 4 to Employment Agreement, dated as of November 13, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin
10	.2*	Amended and Restated Consulting Agreement, dated as of April 11, 2006, by and between Greenfeld-Energy Consulting, Ltd. and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.3*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.4		Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.5+	Distribution Service Agreement, dated as of January 1, 2005, by and between MAPCO Express, Inc. and McLane Company, Inc. DBA McLane Grocery Distribution (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6+	RPC Agreement, dated as of May 30, 2001, by and between Williams Refining & Marketing, LLC and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6(a)	Assignment and Assumption Agreement effective as of March 3, 2003, by and between Williams Refining & Marketing, LLC, Williams Generating Memphis, LLC, Williams Memphis Terminal, Inc., and Williams Petroleum Pipeline Systems, Inc. and The Premcor Refining Group, Inc. (incorporated by reference to Exhibit 10.6(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10	.6(b)	Assignment of the RPC Agreement between Williams Refining & Marketing, LLC and MAPCO Express, Inc., dated May 30, 2001, from The Premcor Refining Group, Inc. to Valero Marketing and Supply Company, effective December 1, 2005 (incorporated by reference to Exhibit 10.6(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10.7		Amended and Restated Credit Agreement, dated as of April 28, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several lenders from time to time party to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(a)	First Amendment to Amended and Restated Credit Agreement, dated as of August 18, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(b)	Second Amendment to Amended and Restated Credit Agreement, dated as of October 11, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(c)	Third Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(d)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 18, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(d) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.7(e)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 11, 2006)
10	.7(f)	Sixth Amendment to Amended and Restated Credit Agreement entered into effective July 13, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2006)
10.8		Amended and Restated Revolving Credit Agreement, dated as of May 2, 2005, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., the several banks and other financial institutions and lenders from time to time party thereto, SunTrust Bank, The CIT Group/Business Credit, Inc., National City Business Credit, Inc., Bank of America, N.A. and PNC Business Credit, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.8(a)	First Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2005, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.8(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.8(b)	Second Amendment to Amended and Restated Credit Agreement, dated as of October 13, 2006, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc.

Exhibit No.		Description

10.9		Refinery Purchase and Sale Agreement, dated as of March 14, 2005, by and between La Gloria Oil and Gas Company, Delek Refining, Ltd., Delek Pipeline Texas, Inc. and Delek Texas Land, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.9(a)	Amendment to Refinery Purchase and Sale Agreement, dated as of April 29, 2005, by and between La Gloria Oil and Gas Company, Delek Refining, Ltd., Delek Pipeline Texas, Inc. and Delek Texas Land, Inc. (incorporated by reference to Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.9(b)	Second Amendment to Refinery Purchase and Sale Agreement and Indemnity Agreement, dated October 10, 2005, by and between La Gloria Oil and Gas Company (renamed Tyler Holding Company, Inc.), Delek Refining, Ltd., Delek Pipeline Texas, Inc. and Delek Texas Land, Inc. (incorporated by reference to Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.10+	Pipeline Capacity Lease Agreement, dated April 12, 1999, between La Gloria Oil and Gas Company and Scurlock Permian, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.10(a)+	One-Year Renewal of Pipeline Capacity Lease Agreement, dated December 21, 2004, between Plains Marketing, L.P., as successor to Scurlock Permian LLC, and La Gloria Oil and Gas Company (incorporated by reference to Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.10(b)+	Assignment of the Pipeline Capacity Lease Agreement, as amended and renewed on December 21, 2004, by La Gloria Oil and Gas Company to Delek Refining, Ltd. (incorporated by reference to Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.10(c)+	Amendment to One-Year Renewal of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.10(d)	Extension of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(d) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.10(e)+	Modification and Extension of Pipeline Capacity Lease Agreement, effective May 1, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(e) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.11+	Branded Jobber Contract, dated December 15, 2005, between BP Products North America, Inc. and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.12*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.12(a)*	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.12(b)*	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.12(c)*	Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.13*	Description of Director Compensation (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10.14		Management and Consulting Agreement, dated as of January 1, 2006, by and between Delek Group Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675).
10.15		Promissory Note, dated May 23, 2006, in the principal amount of $30,000,000.00, of Delek Finance, Inc., in favor of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on May 24, 2006)
10.16		Purchase and Sale Agreement, dated June 14, 2006, by and between MAPCO Express, Inc., Fast Petroleum, Inc., Worth L. Thompson, Jr., John E. Thompson, Thompson Management, Inc., Thompson Acquisitions, Inc., Thompson Investment Properties, Inc., WJET, Inc., Fast Financial Services, Inc. and Top Tier Assets LLC (incorporated by reference to Exhibit 10.1(a) to the Company’s Form 10-Q filed on August 11, 2006)
10	.16(a)	First Amendment to Purchase and Sale Agreement, made and entered into as of July 13, 2006, by and between MAPCO Express, Inc., Fast Petroleum, Inc., Worth L. Thompson, Jr., John E. Thompson, Thompson Management, Inc., Thompson Acquisitions, Inc., Thompson Investment Properties, Inc., WJET, Inc., Fast Financial Services, Inc. and Top Tier Assets LLC (incorporated by reference to Exhibit 10.1(b) to the Company’s Form 10-Q filed on August 11, 2006)
10.17		Purchase and Sale Agreement, entered into effective June 21, 2006, by and among Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.2(a) to the Company’s Form 10-Q filed on August 11, 2006)
10	.17(a)	First Amendment to Purchase and Sale Agreement, made and entered into as of July 31, 2006, by and among Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, Pride Products and Delek US Holdings, Inc. and Delek Marketing & Supply, LP. (incorporated by reference to Exhibit 10.2(b) to the Company’s Form 10-Q filed on August 11, 2006)
10.18		Credit Agreement dated July 31, 2006, by and between Delek Marketing & Supply, LP, and various financial institutions, from time to time, party to the Agreement, as Lenders, and Fifth Third Bank, Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2006)
10.19		Promissory Note dated July 27, 2006, by and between Delek US Holdings, Inc., and Bank Leumi USA as lender (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 14, 2006)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
23.2		Consent of Mayer Hoffman McCann P.C.
24.1		Power of Attorney
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Edward Morgan
Edward Morgan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 20, 2007:

/s/ Ezra Uzi Yemin Ezra Uzi Yemin Director, President and Chief Executive Officer (Principal Executive Officer)		/s/ Gabriel Last* Gabriel Last Director

/s/ Asaf Bartfeld* Asaf Bartfeld Director		/s/ Alan Gelman* Alan Gelman Director

/s/ Zvi Greenfeld* Zvi Greenfeld Director		/s/ Carlos E. Jorda* Carlos E. Jorda Director

/s/ Charles H. Leonard* Charles H. Leonard Director		/s/ Philip L. Maslowe* Philip L. Maslowe Director

/s/ Edward Morgan Edward Morgan Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
	*By:	/s/ Edward Morgan Individually and as Attorney-in-Fact

Delek US Holdings, Inc.

Consolidated Financial Statements
As of December 31, 2006 and 2005 and
for the Years Ended December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Delek US Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of Delek’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Delek US Holdings, Inc. for the year ended December 31, 2004, were audited by other auditors whose report dated January 19, 2006, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Delek’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Delek’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2006 and 2005 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek US Holdings, Inc. at December 31, 2006 and 2005 and the consolidated results of its operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 9 to the consolidated financial statements, Delek changed its method of accounting for stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/
Ernst & Young LLP

Nashville, Tennessee
March 15, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Delek US Holdings, Inc.

We have audited the accompanying consolidated statements of operations, changes in shareholder’s equity, and cash flows of Delek US Holdings, Inc. for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Delek US Holdings, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/
Mayer Hoffman McCann P.C.

Mayer Hoffman McCann P.C.
Plymouth Meeting, Pennsylvania
January 19, 2006

Delek US Holdings, Inc.

Consolidated Balance Sheets

	December 31
	2006	2005
	(In millions, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$101.6	$62.6
Short-term investments	73.2	26.6
Accounts receivable	83.7	52.9
Inventory	120.8	101.3
Other current assets	31.3	8.4

Total current assets	410.6	251.8

Property, plant and equipment:
Property, plant and equipment	493.1	317.1
Less: accumulated depreciation	(68.4)	(46.5)

Property, plant and equipment, net	424.7	270.6

Goodwill	80.7	63.7
Other intangibles, net	12.2	0.6
Note receivable from a related party	—	0.2
Other non-current assets	21.2	19.3

Total assets	$949.4	$606.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175.5	$144.6
Current portion of long-term debt and capital lease obligations	1.8	1.7
Note payable	19.2	—
Accrued expenses and other current liabilities	34.4	29.5

Total current liabilities	230.9	175.8
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	265.6	224.6
Notes payable to related parties	—	42.5
Environmental liabilities, net of current portion	9.3	7.3
Asset retirement obligations	3.3	3.4
Deferred tax liabilities	50.5	27.5
Other non-current liabilities	7.6	5.3

Total non-current liabilities	336.3	310.6
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 51,139,869 and 39,389,869 shares issued and outstanding, respectively	0.5	0.4
Additional paid-in capital	211.9	40.7
Retained earnings	169.8	78.7

Total shareholders’ equity	382.2	119.8

Total liabilities and shareholders’ equity	$949.4	$606.2

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31
	2006	2005	2004
	(In millions, except share and per share data)

Net sales	$3,207.7	$2,031.9	$857.9
Operating costs and expenses:
Cost of goods sold	2,818.3	1,731.6	730.8
Operating expenses	173.2	133.1	80.1
General and administrative expenses	38.2	23.5	15.1
Depreciation and amortization	22.8	16.1	12.4
Gain on disposal of assets	—	(1.6)	(0.9)
Losses on forward contract activities	—	9.1	—

	3,052.5	1,911.8	837.5

Operating income	155.2	120.1	20.4

Interest expense	24.2	17.4	7.1
Interest income	(7.2)	(2.1)	—
Interest expense to related parties	1.0	3.0	1.2
Other expenses, net	0.2	2.5	0.7

	18.2	20.8	9.0

Income before income tax expense and cumulative effect of change in accounting policy	137.0	99.3	11.4
Income tax expense	44.0	34.9	4.1

Income before cumulative effect of change in accounting policy	93.0	64.4	7.3
Cumulative effect of change in accounting policy	—	(0.3)	—

Net income	$93.0	$64.1	$7.3

Basic earnings per share:
Income before cumulative effect of change in accounting policy	$1.98	$1.64	$0.19
Cumulative effect of change in accounting policy	—	(0.01)	—

Net income	$1.98	$1.63	$0.19

Diluted earnings per share:
Income before cumulative effect of change in accounting policy	$1.94	$1.64	$0.19
Cumulative effect of change in accounting policy	—	(0.01)	—

Net income	$1.94	$1.63	$0.19

Basic and diluted weighted average common shares outstanding
Basic	47,077,369	39,389,869	39,389,869

Diluted	47,915,962	39,389,869	39,389,869

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(In millions, except share data)

Balance at December 31, 2003	39,389,869	$0.4	$40.7	$7.3	$48.4
Net income	—	—	—	7.3	7.3

Balance at December 31, 2004	39,389,869	0.4	40.7	14.6	55.7
Net income	—	—	—	64.1	64.1

Balance at December 31, 2005	39,389,869	0.4	40.7	78.7	119.8
Proceeds from public offering	11,500,000	0.1	166.8	—	166.9
Stock-based compensation expense	—	—	2.4	—	2.4
Income tax benefit of stock- based compensation expense	—	—	1.5	—	1.5
Common stock dividends ($0.375 per share)	—	—	—	(1.9)	(1.9)
Exercise of stock options	250,000	—	0.5	—	0.5
Net income	—	—	—	93.0	93.0

Balance at December 31, 2006	51,139,869	$0.5	$211.9	$169.8	$382.2

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2006	2005	2004
	(In millions)

Cash flows from operating activities:
Net income	$93.0	$64.1	$7.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.8	16.1	12.4
Amortization of deferred financing costs	4.2	2.3	0.8
Accretion of asset retirement obligations	0.3	0.1	—
Deferred income taxes	22.8	8.9	3.9
Net gain on disposal of assets	—	(3.1)	(0.2)
Net losses on write-down of assets	—	3.5	—
Stock-based compensation expense	2.4	—	—
Income tax benefit of stock-based compensation	(1.5)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(30.7)	(41.7)	(1.4)
Inventories and other current assets	(24.8)	11.1	(2.8)
Accounts payable and other current liabilities	23.1	88.1	5.2
Non-current assets and liabilities, net	(1.4)	(0.7)	(0.3)

Net cash provided by operating activities	110.2	148.7	24.9

Cash flows from investing activities:
Purchases of short-term investments	(520.2)	(26.6)	—
Sales of short-term investments	473.6	—	—
Business combinations, net of cash acquired	(107.3)	(109.6)	(22.1)
Purchase of property, plant and equipment	(97.5)	(29.2)	(7.0)
Proceeds from sale of convenience store assets	—	3.1	1.8

Net cash used in investing activities	(251.4)	(162.3)	(27.3)

Cash flows from financing activities:
Net proceeds from long-term revolver	46.7	23.5	2.5
Proceeds from other debt instruments	60.0	215.0	33.7
Payments on debt and capital lease obligations	(47.4)	(187.1)	(49.5)
Proceeds from note payable to related parties	—	34.9	24.9
Payments of note payable to related parties	(42.5)	(21.0)	—
Proceeds from issuance of common stock	166.9	—	—
Proceeds from exercise of stock options	0.5	—	—
Income tax benefit of stock-based compensation	1.5	—	—
Dividends paid	(1.9)	—	—
Decrease (increase) in restricted cash	—	3.7	(1.7)
Purchase of interest rate derivative instruments	—	—	(2.3)
Deferred financing costs paid	(3.6)	(14.9)	(2.0)

Net cash provided by financing activities	180.2	54.1	5.6

Net increase in cash and cash equivalents:	39.0	40.5	3.2
Cash and cash equivalents at the beginning of the period	62.6	22.1	18.9

Cash and cash equivalents at the end of the period	$101.6	$62.6	$22.1

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest of $1.8 million in 2006	$19.1	$17.0	$6.0

Income taxes	$32.5	$25.8	$0.2

Capital lease obligations	$1.1	$—	$—

Assets acquired via the issuance of notes payable	$—	$—	$0.1

Termination of equity investment in Related Party LLC and related debt	$—	$—	$6.7

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

1.	General

Delek US Holdings, Inc. (Delek, we, our or us) is the sole shareholder of MAPCO Express, Inc. (Express), MAPCO Fleet, Inc. (Fleet), Delek Refining, Inc. (Refining), Delek Finance, Inc. (Finance) and Delek Marketing and Supply, Inc. (Marketing), (collectively the Subsidiaries). Delek and Express were incorporated during April 2001 in the State of Delaware. Fleet, Refining, Finance, and Marketing were incorporated in the State of Delaware during January 2004, February 2005, April 2005 and June 2006, respectively.

On May 9, 2006, we completed an initial public offering of 11,500,000 shares of our common stock at a price of $16.00 per share for an aggregate offering price of approximately $184.0 million. The shares, which are listed on the New York Stock Exchange, began trading on May 4, 2006, under the symbol “DK.” All of the shares offered were primary shares sold by Delek. We received approximately $166.9 million in net proceeds from the initial public offering after payment of underwriting discounts and commissions and deduction of offering expenses. The initial public offering represented the sale by us of a 22.6% interest in Delek. Our remaining outstanding shares, at the close of our initial public offering, were beneficially owned by Delek Group Ltd. (Delek Group) located in Natanya, Israel.

2.	Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applied on a consistent basis, except for the adoption of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of Delek and its wholly-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation.

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

Certain amounts presented in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations or shareholders’ equity as previously reported.

Classification of Operations

Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, marketing and retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operating terminals. The retail segment markets gasoline, diesel and other refined petroleum products and convenience merchandise through a network of 394 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 10.

Cash and Cash Equivalents

Delek maintains cash and cash equivalents in accounts with financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Short-Term Investments

Short-term investments, which consist of market auction rate debt securities and municipal rate bonds, are classified as “available for sale” under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2006, these securities had contractual maturities ranging from July 1, 2026 to December 1, 2040. Our stated investment policy is to sell these securities and repurchase similar securities at each auction date, which must not exceed 90 days and typically ranges from 7 to 35 days. Based on the historical practice of adhering to this investment policy and our intent to continue to adhere to this investment policy, we have classified these securities as short-term investments in the accompanying consolidated balance sheets. These short-term investments are carried at fair value, which is based on quoted market prices.

Accounts Receivable

Accounts receivable primarily represent receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of $0.1 million and $0.2 million as of December 31, 2006 and 2005, respectively. All other accounts receivable amounts are considered to be fully collectible. Accordingly, no additional allowance was established as of December 31, 2006, and 2005.

Delek sells a variety of products to a diverse customer base. On a consolidated basis, there were no customers that accounted for more than 10% of net sales during the years ended December 31, 2006, 2005 and 2004.

One of Delek’s refinery customers accounted for approximately 11.2% and 10.1% of the refining segment’s outstanding accounts receivable balance as of December 31, 2006 and 2005, respectively. A second customer accounted for approximately 25.3% of the segment’s outstanding accounts receivable balance as of December 31, 2005 but had no receivable balance as of December 31, 2006.

One credit card provider accounted for approximately 12% of the retail segment’s total outstanding accounts receivable balance as of December 31, 2006, and this service provider, along with a second credit card provider, accounted for approximately 23% of the segment’s total outstanding accounts receivable balance as of December 31, 2005.

Two of the marketing segment’s customers accounted for approximately 23% of its total accounts receivable balance as of December 31, 2006.

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

Retail merchandise inventory consists of gasoline, diesel fuel, other petroleum products, cigarettes, beer, convenience merchandise and food service merchandise. Fuel inventories are stated at the lower of cost or market on a FIFO basis. Non-fuel inventories are stated at estimated cost as determined by the retail inventory method.

Property, Plant and Equipment

Assets acquired by Delek in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in SFAS No. 141, Business Combinations.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management’s estimated useful lives of the assets or the remaining lease term.

Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, which are as follows:

Automobiles	3-5 years
Computer equipment and software	3-10 years
Refinery turnaround costs	4 years
Furniture and fixtures	5-15 years
Retail store equipment	7-15 years
Asset retirement obligation assets	15-36 years
Refinery machinery and equipment	15-40 years
Petroleum and other site (POS) improvements	8-40 years
Building and building improvements	40 years

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment.

Capitalized Interest

Delek had a significant construction period associated with several capital projects in the refining segment and with the construction related to the new “prototype” stores being built in the retail segment. For the year ended December 31, 2006 interest of $1.6 million was capitalized by the refining segment, while the retail segment capitalized $0.2 million of interest. There was no interest capitalized in either 2005 or 2004.

Refinery Turnaround Costs

Refinery turnaround costs are incurred in connection with planned shutdown and inspections of the refinery’s major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. During December 2005, we successfully completed a major turnaround covering the fluid catalytic cracking unit, sulfuric acid alkylation unit, sulfur recovery unit, amine unit and kerosene and gasoline treating units. The next planned turnaround activities are not scheduled until 2008.

Goodwill

Goodwill is accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This statement addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment tests based on their estimated fair value. In accordance with the provisions of SFAS 142, we perform an annual review of impairment of goodwill in the fourth quarter by comparing the carrying value of the applicable reporting unit to its estimated fair value.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Derivatives

Delek records all derivative financial instruments, including interest rate swap agreements, interest rate cap agreements, fuel-related derivatives and forward contracts at estimated fair value regardless of their intended use in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted. Changes in the fair value of the derivative instruments are recognized periodically in operations as we have not elected to apply the hedging treatment permitted under the provisions of SFAS 133 allowing such changes to be classified as other comprehensive income. In the future, based on the facts and circumstances, we may elect to apply hedging treatment. We validate the fair value of all derivative financial instruments on a monthly basis, utilizing valuations from third party financial and brokerage institutions.

In 2006, Delek had no fuel-related derivatives or forward contracts with financial institutions.

During August and September of 2005, Delek entered into six forward fuel contracts with a major financial institution. The contracts fixed the purchase price of crude and sales price of finished grade fuel for a predetermined number of units at a future date and had fulfillment terms of less than 60 days. Delek recorded realized losses of $9.1 million during the year ended December 31, 2005 which are included as losses on forward contract activities in the accompanying consolidated statements of operations.

Interest-rate derivatives are discussed in Note 8.

Fair Value of Financial Instruments

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments as of December 31, 2006 and 2005. Management estimates that book value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

A majority of our debt and derivative financial instruments outstanding at December 31, 2006 and 2005 were executed with a limited number of financial institutions. The risk of counterparty default is limited to the unpaid portion of amounts due to us pursuant to the terms of the derivative agreements. The net amount due from these financial institutions at December 31, 2006 and 2005 totaled $3.4 million on both dates, as discussed in Note 8.

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

Vendor Discounts and Deferred Revenue

Delek receives cash discounts or cash payments from certain vendors related to product promotions based upon factors such as, quantities purchased, quantities sold, merchandise exclusivity, store space and various other factors. In accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Reseller for Consideration Received from a Vendor, we recognize these amounts as a reduction of inventory until the products are sold, at which time the amounts are reflected as a reduction in cost of goods sold. Certain of these amounts are received from vendors related to agreements covering several periods. These amounts are initially recorded as deferred revenue, are reclassified as a reduction in inventory upon receipts of the products, and are subsequently recognized as a reduction of cost of goods sold as the products are sold.

Delek also receives advance payments from certain vendors relating to non-inventory agreements. These amounts are recorded as deferred revenue and are subsequently recognized as a reduction of cost of goods sold as earned.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Environmental Expenditures

It is Delek’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for the next ten years, unless a specific longer range plan is in place. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that is dedicated to the remedial actions and that does not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized.

Asset Retirement Obligations

Effective January 1, 2005, Delek adopted FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), requiring the recognition of a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event when the amount can be reasonably estimated. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under SFAS No. 143, Accounting for Asset Retirement Obligations.  A cumulative effect of change in accounting policy of $0.3 million (net of $0.2 million of income taxes) and a long-term asset retirement obligation of $1.2 million were recorded upon adoption.

Delek’s initial asset retirement obligation recognized in connection with the adoption of FIN 47 as of January 1, 2005 relates to the present value of estimated costs to remove underground storage tanks at Delek’s leased retail sites which are legally required under the applicable leases. The asset retirement obligation for storage tank removal on leased retail sites is being accreted over the expected life of the underground storage tanks which approximate the average retail site lease term.

The effect on the results of operations for the year ended December 31, 2005, and the pro forma effects (unaudited) on the results of operations for the year ended December 31, 2004 were $0.2 million and $0.1 million, respectively.

Subsequent to adoption of FIN 47, Delek recorded long-term asset retirement obligations in connection with its purchase of the refinery of $1.8 million related to the required disposal of waste in certain storage tanks, asbestos abatement at an identified location and other estimated costs that would be legally required upon final closure of the refinery.

With the purchase of assets from the Pride Companies, L.P. and affiliates, and the establishment of the marketing segment, Delek recorded long-term asset retirement obligations of $0.2 million related to the required cleanout of the pipeline and terminal tanks, and removal of certain above-grade portions of the pipeline situated on right-of-way property. In the purchase of assets from FAST Petroleum, our review found no requirements which required the recognition of asset retirement obligations associated with leased retail sites. These liabilities upon acquisition are discussed further in Note 4.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2006 and 2005 is as follows (in millions):

	December 31
	2006	2005

Beginning balance	$3.4	$—
Cumulative effect of adoption of FIN 47	—	1.5
Additional liabilities	0.6	1.8
Liabilities settled	(1.0)	—
Accretion expense	0.3	0.1

	$3.3	$3.4

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

Delek derives service revenue from the sale of lottery tickets, money orders, car washes and other ancillary product and service offerings. Service revenue and related costs are recorded at gross amounts and net amounts, as appropriate, in accordance with the provisions of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. We record service revenue and related costs at gross amounts when Delek is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, influences product or service specifications, or has several but not all of these indicators. When Delek is not the primary obligor and does not possess other indicators of gross reporting as discussed previously, we record net service revenue.

Excise Taxes

Federal excise and state motor fuel taxes imposed on certain sales of refined petroleum products are reported net within cost of goods sold.

Deferred Financing Costs

Deferred financing costs represent expenses related to issuing our long-term debt, obtaining our lines of credit and obtaining lease financing. These amounts are amortized over the remaining term of the respective financing and are included in interest expense. See Note 8 for further information.

Advertising Costs

Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the year ended December 31, 2006 was $2.0 million and was $1.2 million for each of the years ended December 31, 2005 and 2004.

Operating Leases

Delek leases land and buildings under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. Some of these lease arrangements include fixed rental rate increases, while others include rental rate increases based upon such factors as changes, if any, in defined inflationary indices.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In accordance with SFAS No. 13, Accounting for Leases, for all leases that include fixed rental rate increases, Delek calculates the total rent expense for the entire lease period, considering renewals for all periods for which failure to renew the lease imposes economic penalty, and records rental expense on a straight-line basis in the accompanying consolidated statements of operations.

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

Earnings Per Share

Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	December 31
	2006	2005	2004

Weighted average common shares outstanding	47,077,369	39,389,869	39,389,869
Dilutive effect of equity instruments	838,593	—	—

Weighted average common shares outstanding, assuming dilution	47,915,962	39,389,869	39,389,869

Outstanding stock options totaling 1,651,452 common shares were excluded from the diluted earnings per share calculation for the year ended December 31, 2006. These stock options did not have a dilutive effect under the treasury stock method. All potential stock-based compensation was contingently issuable in both 2005 and 2004, and was excluded from the diluted earnings per share calculation.

Stock Compensation

In December 2004, the FASB issued SFAS 123R. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. The revised standard requires the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

income statement and establishes fair value as the measurement objective in accounting for share-based payment arrangements. Pro forma disclosure is no longer an alternative. Delek adopted SFAS 123R on January 1, 2006. With respect to the pro forma disclosure requirements of SFAS 123R in 2005 and 2004, there was no fair value recognition related to share-based compensation, as all stock options were considered contingently issuable prior to our initial public offering in May 2006.

We have elected to use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards on the dates of grant. We have elected the modified prospective transition method as permitted by SFAS 123R. See Note 9 for additional information.

Comprehensive Income

Comprehensive income for the years ended December 31, 2006, 2005, and 2004 was equivalent to net income for Delek.

New Accounting Pronouncements

In September 2006, the FASB published SFAS No. 157, Fair Value Measurements (SFAS 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments to be measured at fair value under SFAS 133 at initial recognition and in all subsequent periods. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years although earlier application is encouraged. We do not expect the application of SFAS 157 to have a material effect on our financial position or results of operations.

In July 2006, The FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48, which is the most significant change to accounting for income taxes since the adoption of the liability approach, prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. The Interpretation also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of FIN 48 are required to be adopted for fiscal periods beginning after December 15, 2006. Delek will be required to apply this Interpretation to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. Management is currently analyzing the effect of this guidance on Delek’s tax positions.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation) (EITF 06-3), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

EITF 06-3 will not impact the method for recording and reporting sales taxes in the consolidated financial statements as our policy is to exclude all such taxes from revenue where we are the agent.

3.	Inventory

Carrying value of inventories consisted of the following (in millions):

	December 31
	2006	2005

Refinery raw materials and supplies	$31.5	$28.3
Refinery work in process	18.7	22.5
Refinery finished goods	22.9	16.3
Retail fuel	14.4	12.4
Retail merchandise	26.7	21.8
Marketing refined products	6.6	—

Total Inventories	$120.8	$101.3

At December 31, 2006 and 2005, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $10.2 million and $9.1 million, respectively. There were reductions of $0.9 million and $1.0 million to costs of goods sold during 2006 and 2005, respectively, as a result of the liquidation of LIFO inventories.

One retail merchandise vendor accounted for approximately 69%, 63%, and 45%, of total retail merchandise purchases during the years ended December 31, 2006, 2005, and 2004, respectively. Additionally, one retail fuel vendor accounted for approximately 33%, 51% and 50% of total retail fuel purchases during the years ended December 31, 2006, 2005, and 2004, respectively. Seven crude vendors accounted for approximately 97% of total crude purchased during the year ended December 31, 2006. In 2005, six vendors were used and accounted for 97% of total crude purchased. In our marketing segment, one vendor accounted for 96% of petroleum products during the period from acquisition through December 31, 2006. Delek believes that sources of inventory are available from suppliers other than from its current vendors; however, the cost structure of such purchases may be different.

4.	Acquisitions

2006 Acquisitions

During the third quarter of 2006, Delek, through its Express subsidiary, purchased 43 retail fuel and convenience stores located in northwest Georgia and southeast Tennessee, and related assets, from FAST Petroleum, Inc. and its related subsidiaries and investors (Fast acquisition) for approximately $50.0 million, net of $0.1 million in cash acquired. Of the 43 stores, Delek owns 32 of the properties and assumed leases for the remaining 11 properties.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In addition to the consideration paid as acquisition cost for the Fast Acquisition, Delek incurred and capitalized $1.0 million in acquisition transaction costs. The allocation of the aggregate purchase price of the Fast Acquisition is summarized as follows (in millions):

Inventory	$3.9
Other current assets	0.1
Fixed assets	39.9
Goodwill	9.4
Taxes payable and other liabilities	(2.4)

$50.9

On July 31, 2006, marketing through its Delek Marketing & Supply, LP. subsidiary, purchased a variety of assets related to the oil refining and marketing businesses of Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, and Pride Products (Pride acquisition) for the purchase price of approximately $55.1 million. The purchased assets included, among other things, two refined petroleum product terminals located in Abilene and San Angelo, Texas; seven pipelines; storage tanks; idle oil refinery equipment, including a Nash unit and other refinery equipment; and the Pride Companies’ rights under existing supply contracts.

In addition to the consideration paid as acquisition cost for the Pride acquisition, marketing incurred and capitalized $1.3 million in acquisition transaction costs. The allocation of the aggregate purchase price of the Pride acquisition is summarized as follows (in millions):

Other current assets	$0.7
Fixed assets	37.9
Goodwill	7.6
Intangibles	12.2
Assumed environmental and asset retirement liabilities	(2.0)

$56.4

Delek consolidated the results of the Fast and Pride acquisitions as of their respective dates of acquisition. Unaudited pro forma information as if these acquisitions had occurred as of January 1, 2006 has not been included as it was deemed not to be material to the results of operations.

2005 Acquisitions

Effective April 29, 2005, Delek acquired certain refinery and crude oil pipeline assets in Tyler, Texas (collectively the Refinery). Total consideration paid for Refinery assets totaled $68.1 million.

In addition to the consideration paid as the acquisition cost mentioned above for the Refinery, Delek incurred and capitalized $5.1 million in acquisition transaction costs. The allocation of the aggregate purchase price of the Refinery acquisition is summarized as follows (in millions):

Fixed assets	$33.9
Inventory	59.9
Prepaid inventory and other assets	26.4
Assumed accounts payable and other current liabilities	(37.3)
Assumed asset retirement obligations	(1.8)
Assumed environmental liabilities	(7.9)

$73.2

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Delek consolidated the Refinery’s results of operations beginning April 29, 2005. The unaudited pro forma consolidated results of operations for the years ended December 31, 2005 and 2004 as if the Refinery acquisition had occurred on January 1, of each year, respectively, are as follows (2004 amounts also include the pro forma adjustments for the WOC acquisition discussed below) (amounts in millions, except per share information):

	December 31
	2005	2004

Revenues	$2,312.2	$1,775.6
Income before cumulative effect of change in accounting policy	$68.7	$16.7
Net income	$68.4	$16.7
Basic and diluted earnings per share before cumulative effect of change in accounting policy	$1.74	$0.42
Basic and diluted earnings per share	$1.73	$0.42

In connection with the purchase of the Refinery, Delek deposited funds in an escrow account as a condition to closing for purposes of indemnifying the seller against potential noncompliance with our obligations under the purchase and sales agreement. At December 31, 2005, $5.0 million was being held in escrow. The purchase and sales agreement was subsequently amended to provide that all remaining escrowed funds be returned to Delek by the escrow agent. As of December 31, 2006, no amounts remained escrowed.

Effective December 15, 2005, Delek acquired 21 convenience stores and 4 undeveloped properties in the Nashville market from BP Products North America, Inc. (BP Acquisition). Total consideration paid for the BP Acquisition totaled $35.5 million.

In addition to the consideration paid as the acquisition cost mentioned above for the BP Acquisition, Delek incurred and capitalized $0.9 million in acquisition transaction costs. The allocation of the aggregate purchase price of the BP Acquisition is summarized as follows (in millions):

Fixed assets	$34.9
Inventory	1.5

$36.4

2004 Acquisitions

On April 30, 2004, Delek completed a stock purchase agreement with an unrelated party whereby Delek acquired 100% of the issued and outstanding stock of Williamson Oil Co., Inc. (WOC), an Alabama corporation, which included operating assets, working capital and related debt for 100 convenience stores located primarily in the state of Alabama. Of the 100 stores acquired, eleven were owned by WOC but leased to and operated by unrelated third parties. Thus, 89 stores were directly operated by WOC. The acquisition included two wholly owned subsidiaries of WOC that provide wholesale distribution of fuel and merchandise to unrelated third parties and WOC operating stores. Total consideration paid to the seller in exchange for 100% of the stock of WOC was $20.7 million.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In addition to the consideration paid as the acquisition cost mentioned above for WOC, Delek incurred and capitalized $2.5 million in acquisition transaction costs, of which $0.1 and $2.4 million was recorded during 2005 and 2004, respectively. The allocation of the aggregate purchase price of the WOC acquisition is summarized as follows (in millions):

Fixed assets	$58.8
Inventory	6.9
Cash	1.0
Other assets	3.1
Goodwill	3.7
Deferred tax liabilities	(8.8)
Assumed liabilities	(41.5)

$23.2

Delek has completed its allocation of the purchase price for the WOC acquisition. During the year ended December 31, 2005, the final allocation of the purchase price for the WOC acquisition resulted in net decreases to goodwill of $0.8 million.

The above acquisitions were accounted for using the purchase method of accounting, as prescribed in SFAS 141 and the results of their operations have been included in the consolidated statements of operations from the dates of acquisition. The purchase price was allocated to the underlying assets and liabilities based on their estimated relative fair values.

The final allocations of the Fast Acquisition and Pride Acquisition purchase prices are subject to adjustments for a period not to exceed one year from the consummation date. The allocation periods are intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS 141 for all assets acquired and liabilities assumed and amounts that are determined because information that was not previously obtainable becomes obtainable.

5.  Property, Plant and Equipment

Property, plant and equipment, at cost, consist of the following (in millions):

	December 31
	2006	2005

Land	$69.7	$58.7
Building and building improvements	129.7	99.7
Refinery machinery, marketing equipment and pipelines	135.6	31.7
Retail, including petroleum, store equipment and other site improvements	117.2	96.0
Refinery turnaround costs	10.0	9.0
Other equipment	15.6	11.6
Construction in progress	15.3	10.4

	493.1	317.1
Less: accumulated depreciation	(68.4)	(46.5)

	$424.7	$270.6

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $22.2, $16.0, and $12.3 million, respectively.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Delek adopted the provisions of SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill acquired in a purchase business combination is no longer amortized.

Delek’s goodwill relates to its retail and marketing segments only. The changes in the carrying amounts of goodwill (by acquisition discussed in Note 4) for the years ended December 31, 2006 and 2005 are as follows (in millions):

	Retail	Marketing	Total

Balance, December 31, 2004	$65.3	—	$65.3
Adjustments	(1.6)	—	1.6

Balance, December 31, 2005	63.7	—	63.7
Acquisitions and adjustments	9.4	7.6	17.0

Balance, December 31, 2006	$73.1	$7.6	$80.7

During 2005, Delek made adjustments to goodwill related to store disposal activities, the finalization of the WOC purchase price allocation in accordance with SFAS 141, discussed in Note 4, and the reversal of a portion of the tax valuation allowance originally recorded in connection with the WOC acquisition, discussed in Note 11.

The provisions of SFAS 142 require Delek to perform an assessment of whether goodwill is impaired annually unless other impairment indicators exist. Under the provisions of SFAS 142, this test for impairment is based upon an evaluation of whether the reporting unit’s carrying amount exceeds its fair value. If the reporting unit’s carrying amount exceeds its fair value, the impairment test must be completed by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. We performed annual goodwill impairment reviews in the fourth quarter of 2006, 2005, and 2004. In performing these reviews, we estimated the fair value of the reporting units using a multiple of expected future cash flows. These reviews resulted in the determination that no impairment had occurred, and as a result, no charge was recorded in the accompanying consolidated statements of operations during 2006, 2005, and 2004.

7.	Other Intangibles

Supply Contracts

In connection with the Pride acquisition discussed in Note 4, Delek obtained rights associated with certain refined products supply contracts with a major pipeline, which define both pricing and volumes that we are allowed to draw on a monthly basis. We are amortizing approximately $1.0 million per year of the estimated fair value of these contracts over their terms. Supply contracts as of December 31, 2006 consist of the following (in millions):

December 31, 2006

Supply contracts	$12.2
Accumulated amortization	(0.5)

$11.7

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Non-Compete Agreements

In connection with an acquisition during 2001, Delek entered into five separate non-compete agreements with key personnel of the seller totaling $1.0 million. The individuals may not compete within a ten-mile radius of the acquired stores for a period of ten years. We amortize the cost over the term of the agreements. Non-compete agreements as of December 31, 2006 and 2005 consist of the following (in millions):

	December 31
	2006	2005

Non-compete agreements	$1.0	$1.0
Accumulated amortization	(0.5)	(0.4)

	$0.5	$0.6

Amortization expense on non-compete agreements was $0.1 for the years ended December 31, 2006, 2005 and 2004.

8.	Long-Term Obligations and Short-Term Note Payable

Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	December 31
	2006	2005

Notes payable to related parties	$—	$42.5
Senior Secured Credit Facility — Term Loan	147.1	164.2
Senior Secured Credit Facility — Revolver	59.5	32.0
Israel Discount Bank Note	30.0	20.0
Bank Leumi Note	30.0	10.0
Fifth Third Note	19.2	—
Capital lease obligations	0.8	—
Other notes payable	—	0.1

	286.6	268.8
Less:
Short-term note payable	19.2	—
Current portion of long-term debt	1.5	1.7
Current portion of capital lease obligations	0.3	—

	$265.6	$267.1

Long-Term Obligations

Notes Payable to Related Parties

During February 2003, Delek signed a note payable with Delek Group in the amount of $3.5 million. Proceeds from the note were used in the February 2003 purchase of seven convenience stores located in Tennessee. The note bore interest at a rate of 4.0% per annum. On August 17, 2004, Delek modified the maturity date of this note payable that was originally due to mature on August 26, 2004. The note payable, after the modification, was due to mature on December 31, 2005. During May 2005, Delek repaid all outstanding principal and interest due under the note.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

On April 28, 2004, Delek signed a note payable with Delek — The Israel Fuel Corporation Ltd. (Delek Fuel) in the amount of $25.0 million. Proceeds from the note were used to fund a portion of the WOC purchase discussed in Note 4. The note bears interest at a rate of 6.30% per annum with interest and principal payments due upon maturity on April 27, 2008.

On April 27, 2005, Delek signed a note payable with Delek Group in the amount of $35.0 million. Proceeds from the note were used primarily to fund a portion of Delek’s acquisition of the Refinery discussed in Note 4. The note bears interest at a rate of 7.0% per annum with interest and principal payments due upon maturity on April 27, 2010. In November 2005, Delek repaid $17.5 million of this note, plus accrued interest, reducing the outstanding balance as of December 31, 2005, to $17.5 million.

In May 2006, in connection with Delek’s initial public offering, we repaid all outstanding principal and interest due under notes payable to all related parties.

Credit Agreement — Term Loans (A and B) and Revolver

In July 2002, Delek entered into a Credit Agreement with Bank Leumi USA (Leumi) and Bank Hapoalim BM (Hapoalim). Subsequently, during March 2004 and again in April 2004, Delek and the lenders executed an amended and restated Credit Agreement (the Credit Agreement) which among other things changed certain covenants of the original agreement for 2004 and beyond. The Credit Agreement originally provided two term loans (Term A and Term B) to us with a principal amount totaling $158.0 million. A portion of the proceeds were used to pay off existing borrowings under two short-term promissory notes. The original term loans had distinct principal amounts of $116.0 million and $42.0 million and were due to mature on July 1, 2011 (Term A) and July 1, 2007 (Term B), respectively. The Term A loan was subject to mandatory reductions in principal over its term, while the Term B loan was payable in full upon maturity.

In addition, the Credit Agreement as amended contained a revolving loan component (the Revolver) not to exceed $20.0 million which included a sub-facility for Letters of Credit that at no time could exceed the borrowing capacity available under the Revolver.

In April 2005, Delek executed an amended agreement with a new syndicate of lenders and Lehman Commercial Paper Inc. serving as administrative agent which is discussed below. In connection with the execution of the amended agreement, we consolidated the borrowings under the existing Credit Agreement and the SunTrust Agreement discussed below into a single credit facility (the Senior Secured Credit Facility). In connection with this refinancing, we wrote off $2.4 million in deferred financing costs related to the original agreement.

Senior Secured Credit Facility

On April 28, 2005, Delek executed an amended agreement with a new syndicate of lenders and Lehman Commercial Paper Inc. serving as administrative agent (the Senior Secured Credit Facility). In connection with the execution of the Senior Secured Credit Facility, we consolidated the borrowings under the existing Credit Agreement and SunTrust Agreement into a single credit facility with a borrowing capacity available under the facility of $205.0 million.

The Senior Secured Credit Facility originally consisted of a $40.0 million Revolving Credit Facility (the Senior Secured Credit Facility Revolver) and a $165.0 million term loan (the Senior Secured Credit Facility Term Loan). Borrowings under the Senior Secured Credit Facility are secured by substantially all the assets of Express. In December 2005, Delek increased its commitments under the Senior Secured Credit Facility Revolver by $30.0 million to $70.0 million. On July 14, 2006, in connection with the purchase of Fast Petroleum, Inc. discussed in Note 4, Delek amended the Senior Secured Credit Facility Revolver and increased its commitment by an additional $50.0 million for a total commitment under the Senior Secured Credit Facility Revolver of $120.0 million.

Letters of Credit outstanding under the facility totaled $16.5 million at December 31, 2006.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Senior Secured Credit Facility Term Loan requires quarterly principal payments of approximately 0.25% of the principal balance through March 31, 2011, and a balloon payment of approximately 94.25% of the principal balance due upon maturity on April 28, 2011. The Senior Secured Credit Facility Revolver is payable in full upon maturity on April 28, 2010 with periodic interest payment requirements. Pursuant to the terms of the Senior Secured Credit Facility Term Loan and Senior Secured Credit Facility Revolver, we are required to make prepayments of principal based on Excess Cash Flow, as defined in the terms of the agreement and as measured on each fiscal year ended December 31 commencing in 2005 through 2010. Prepayments will be applied first to the Senior Secured Credit Facility Term Loan, and second to amounts outstanding under the Senior Secured Credit Facility Revolver. In accordance with this Excess Cash Flow calculation, Delek prepaid $15.6 million in April 2006.

The Senior Secured Credit Facility Term and Senior Secured Credit Facility Revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan (as defined in the Senior Secured Credit Facility). Interest is payable quarterly for Base Rate Loans and for the applicable interest period on Eurodollar Loans. As of December 31, 2006 the weighted average borrowing rate was 8.1% for the Senior Secured Credit Facility Term Loan and 7.87% for the Senior Secured Credit Facility Revolver. Additionally, the Senior Secured Credit Facility requires Delek to pay a quarterly fee of 0.5% per annum on the average available revolving commitment. Amounts available under the Senior Secured Credit Facility Revolver as of December 31, 2006 were approximately $44.0 million.

Delek incurred and capitalized $9.2 million in deferred financing expenses that will be amortized over the term of the facility. The Senior Secured Credit Facility requires compliance with certain financial and non-financial covenants. Delek was in compliance with all covenant requirements as of December 31, 2006.

SunTrust Term Loan and Revolver

In April 2004, Delek entered into a credit agreement (the SunTrust Agreement) with SunTrust Bank in its capacity as the administrative agent for a consortium of lenders. The SunTrust Agreement provided for a term loan (the SunTrust Term Loan) in an aggregate principal amount equal to $34.5 million. The proceeds were used to pay a portion of the purchase price of the Williamson Oil Co., Inc. (WOC) acquisition and refinance a portion of the related debt acquired. The SunTrust Term Loan was due to mature on June 30, 2008 and required mandatory reductions in principal amounts outstanding through its term. Additionally, the SunTrust Agreement provided for a revolving loan component (the SunTrust Revolver) not to exceed $6.0 million that was due to mature on April 30, 2008.

On April 28, 2005, Delek executed an amended agreement, the Senior Secured Credit Facility discussed above. In connection with the execution of the amended agreement, Delek consolidated the borrowings under its existing credit agreement and SunTrust Agreement into a single credit facility, the Senior Secured Credit Facility. In connection with the execution of the amended agreement, Delek wrote-off $1.1 million of unamortized deferred financing costs paid in connection with the original execution of the SunTrust Agreement.

SunTrust ABL Revolver

On May 2, 2005, Delek entered into a $250.0 million asset-based senior revolving credit facility with a syndicate of lenders led by SunTrust Bank as administrative agent to finance ongoing working capital, capital expenditures and general needs of the refining segment. This agreement (the SunTrust ABL Revolver) matures on April 29, 2009, bears interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan (as defined in the SunTrust ABL Revolver), and is secured by certain accounts receivable and inventory. Interest is payable quarterly for Base Rate loans and for the applicable interest period on Eurodollar loans. Availability under the SunTrust ABL Revolver is determined by a borrowing base defined in the SunTrust ABL Revolver, supported primarily by cash, certain accounts receivable and inventory.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

On October 16, 2006, Delek executed an amendment to the SunTrust ABL Revolver which, among other things, increased the size of the facility from $250.0 million to $300.0 million, including a $300.0 million sub-limit for letters of credit, and extended the maturity of the facility by one year to April 28, 2010.

Additionally, the SunTrust ABL Revolver supports Delek’s issuances of letters of credit in connection with the purchases of crude oil for use in the refinery process that at no time may exceed the aggregate borrowing capacity available under the SunTrust ABL Revolver. As of December 31, 2006, we had no outstanding borrowings under the agreement, but had issued letters of credit totaling approximately $167.3 million. Excess collateral capacity under the SunTrust ABL Revolver as of December 31, 2006 was approximately $67.6 million.

In connection with the execution of the SunTrust ABL Revolver and subsequent amendments, Delek incurred and capitalized $7.9 million in deferred financing expenses that will be amortized over the term of the facility.

Also, in connection with the SunTrust ABL Revolver, Delek Group executed a $5.0 million guaranty in favor of the lenders. In return, Delek agreed to pay Delek Group guarantee fees equal to 1.5% per year of the guaranteed amount. The lenders terminated the guaranty on October 1, 2005.

The SunTrust ABL Revolver contains certain negative covenants and pledges which prohibit Delek from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against or with respect to the Refinery. In addition, we are subject to certain financial and non-financial covenants in the event that availability under the borrowing base is less than $30.0 million on any date. Delek was in compliance with all covenant requirements as of December 31, 2006.

Israel Discount Bank Note

On April 26, 2005, Delek entered into a $30.0 million promissory note with Israel Discount Bank of New York (Israel Discount Bank Note). The proceeds of this note were used to fund a portion of the Refinery acquisition discussed in Note 4. The Israel Discount Bank Note was to mature on April 30, 2007, and have interest, payable quarterly, at a spread of 1.375% over the 90 day London Inter Bank Offering Rate (LIBOR), with the first interest payment due in April 2006. In November 2005, we repaid $10.0 million of this note, reducing the outstanding principal indebtedness to $20.0 million. On May 23, 2006, all remaining principal and interest outstanding under the Israel Discount Bank Note was paid with the proceeds from the IDB Note discussed below, and a Delek Group guaranty of the Israel Discount Bank Note and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.

Bank Leumi Note

On April 27, 2005, Delek entered into a $20.0 million promissory note with Leumi (Bank Leumi Note). The proceeds of this note were used to fund a portion of the Refinery acquisition discussed in Note 4. The Bank Leumi Note was to mature on April 27, 2007, and have interest, payable quarterly, at a spread of 1.375% per year over the LIBOR rate (as defined in the note) for a three month term, with the first interest payment due in April 2006. In November 2005, we repaid $10.0 million of this note, reducing the outstanding principal indebtedness as of December 31, 2005 to $10.0 million. On May 23, 2006, all remaining principal and interest outstanding under the Bank Leumi Note was paid with the proceeds from the IDB Note discussed below, and a Delek Group guaranty of the Bank Leumi Note and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.

On July 27, 2006, Delek executed a $30.0 million promissory note in favor of Leumi. The proceeds of this note were used to fund a portion of the acquisition of a new Delek subsidiary, Delek Marketing and Supply, LP. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted), as defined in the agreement, for interest periods of 30, 90 or 180 days as selected by Delek with the first interest payment due on October 24, 2006. As of December 31, 2006, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 7.56%.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

IDB Note

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (the IDB Note). The proceeds of this note were used to repay the outstanding $10.0 million of indebtedness under the Bank Leumi Note defined above and to refinance the $20.0 million outstanding principal indebtedness under the Israel Discount Bank Note. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.0% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by Delek with the first interest payment due on November 26, 2006. As of December 31, 2006 the weighted average borrowing rate for amounts borrowed under the IDB Note was 7.31%.

Guarantee Fees

In connection with the issuances in 2005 of the Israel Discount Bank Note and Bank Leumi Note, Delek Group entered into guarantees for the benefit of Delek and in favor of Israel Discount Bank of New York and Leumi. The guarantees required Delek Group to guarantee our obligations in the event we were unable to perform under the requirements of the notes. In exchange for the guarantees, Delek agreed to pay Delek Group an annual fee equal to 1.5% of the guaranteed amount payable ratably in four equal installments during the term of the guarantees. These guarantees were terminated upon payment of the obligations outstanding under the Israel Discount Bank Note and Bank Leumi Note on May 23, 2006 and all outstanding guaranty fees were paid.

Fifth Third Note

In conjunction with the Pride Acquisition discussed in Note 4, on July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this note were used to fund the working capital needs of a new subsidiary, Delek Marketing and Supply, LP. The Fifth Third note matures on July 30, 2007, and bears interest, payable for the applicable interest period, at a spread of 1.5% to 2.5%, as determined by a leverage-based pricing matrix, per year over the LIBOR. Borrowings under the Fifth Third note are secured by substantially all of the assets of Delek Marketing & Supply LP. As of December 31, 2006 the weighted average borrowing rate for amounts borrowed was 7.8%. Amounts available under the Fifth Third note as of December 31, 2006 were approximately $30.8 million.

Principal maturities of Delek’s existing debt instruments for the next five years and thereafter are as follows as of December 31, 2006 (in millions):

	2007	2008	2009	2010	2011	Total

Senior secured credit facility — term	$1.5	$1.5	$1.5	$1.5	$141.1	$147.1
Senior secured credit facility — revolver	—	—	—	59.5	—	59.5
Israel Discount Bank	—	—	30.0	—	—	30.0
Bank Leumi	—	—	30.0	—	—	30.0
Fifth Third	19.2	—	—	—	—	19.2
Capital lease obligations	0.3	0.3	0.2	—	—	0.8

Total	$21.0	$1.8	$61.7	$61.0	$141.1	$286.6

Interest-Rate Derivative Instruments

Delek had interest rate cap agreements in place totaling $128.8 million of notional principal amounts at December 31, 2006 and at December 31,2005, held $135.4 million of notional principal amounts in interest rate swap and cap agreements. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility and previous indebtedness under the credit agreement and SunTrust Agreement discussed above. However, as we have elected to not apply the permitted treatment, including formal hedge designation and documentation, in accordance with the provisions of SFAS 133, the fair

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

value of the derivatives is recorded in the balance sheet with the offsetting entry to earnings. The derivative instruments mature on various dates ranging from January 2007 through July 2010. The estimated fair value of interest rate swap and interest rate cap agreements at December 31, 2006 and 2005 totaled $3.4 million, and was recorded in other non-current assets in the accompanying consolidated balance sheets.

In accordance with SFAS 133, as amended, we recorded non-cash interest (income) expense representing the change in estimated fair value of the interest rate swap and interest rate cap agreements of $42.0 thousand, ($1.5) million, and $0.7 million, respectively, for the years ended December 31, 2006, 2005, and 2004. These amounts are reflected in other expenses in the accompanying consolidated statements of operations.

While Delek has not elected to apply permitted hedging treatment in accordance with the provisions of SFAS No. 133 in the past, we may choose to elect that treatment in future transactions.

9.	Stock Based Compensation

In December 2004, the FASB issued SFAS 123R, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25 and generally requires instead that such transactions be accounted for using a fair-value based method. We adopted SFAS 123R beginning January 1, 2006. With respect to the pro forma disclosure requirements of SFAS 123R in 2005, there was no fair value recognition related to share-based compensation, as all stock options were considered contingently issuable prior to our initial public offering in May 2006.

SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards on the dates of grant. Restricted stock units (RSUs) are measured based on the fair market value of the underlying stock on the date of grant.

RSUs are issued on the vesting dates net of the minimum statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares accounted for as issued will be less than the number of RSUs outstanding. Furthermore, in accordance with SFAS 123R, the liability for withholding amounts to be paid by us will be recorded as a reduction to additional paid-in capital when paid.

We generally recognize compensation expense related to stock-based awards with graded or cliff vesting on a straight-line basis over the vesting period.

We have elected the modified prospective transition method as permitted by SFAS 123R.

Compensation Expense Related to Equity-based Awards

Compensation expense for the equity-based awards amounted to $2.4 million ($1.6 million, net of taxes) and was included in general and administrative expenses for the year ended December 31, 2006. We also recognized a total income tax benefit for share-based compensation arrangements of $1.5 million for the year ended December 31, 2006.

Employment Agreement

Delek has an employment agreement with its president and chief executive officer effective May 1, 2004, which contains a deferred compensation element. Pursuant to the employment agreement, the officer was granted share purchase rights that upon completion of the IPO which permitted him to purchase, subject to certain vesting requirements, up to five percent of Delek’s outstanding shares or 1,969,493 shares immediately prior to completion of the IPO. Under the applicable vesting provisions, Mr. Yemin is entitled to purchase up to one-fifth of these shares for each year of his employment (prorated monthly) from May 2004 until expiration of the employment agreement

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

in April 2009. He may purchase the shares at an exercise price of $2.03. The share purchase rights terminate upon the earlier of (i) the one-year anniversary of Mr. Yemin’s termination of employment for any reason or (ii) April 30, 2010, the one-year anniversary of the expiration of his employment agreement. If Mr. Yemin voluntarily terminates his employment, he will be entitled to purchase 90% of any unexercised share purchase rights which have vested as of the date of such termination. Upon completion of the IPO, he had the right to purchase 787,797 shares. During December 2006, he exercised, purchased and sold 250,000 shares of common stock. At December 31, 2006, he had the right to purchase 800,396 shares.

Prior to the IPO, the officer was entitled to a cash award not to exceed $3.0 million over the five year period of his employment agreement. Pursuant to this agreement, Delek had an accrual of $0.5 million which was reversed in the second quarter of 2006.

2006 Long-Term Incentive Plan

In April 2006, Delek’s Board of Directors adopted the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (the Plan) pursuant to which Delek may grant stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs) and other stock-based awards of up to 3,053,392 shares of Delek’s common stock to certain directors, officers, employees, consultants and other individuals (including advisory board members) who perform services for Delek or its affiliates. The options granted under the Plan are generally granted at market price or higher. In approximately 75% of grants, vesting occurs ratably over a period from three to five years. In approximately 25% of the grants, vesting occurs at the end of the fourth year. All of the options granted require continued service in order to exercise the option.

Option Assumptions

We used an independent third party to assist in developing the assumptions, noted in the table below, used in estimating the fair values of stock options. For all options granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	May 2004 Grant	2006 Grants	2006 Grants
	(5-Year	(Graded Vesting)	(Cliff Vesting)
	Graded Vesting)	3-5 Years	4 Years

Expected Volatility	31.60%	31.44%-31.96%	31.46%-31.91%
Dividend Yield	—	1.00%	1.00%
Expected Term	4.5 years	6.0-6.5 years	7.0 years
Risk Free Rate	3.85%	4.74%-5.02%	4.50%-5.03%
Fair Value	$0.67	$5.91	$4.87

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Option Activity

The following table summarizes the stock option activity for Delek for the year ended December 31, 2006:

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
				(In millions)

Beginning Balance, January 1, 2006	1,969,493	$2.03
Options Granted	1,899,700	$17.49
Options Exercised	(250,000)	$2.03
Forfeitures	(246,748)	$17.27

Options outstanding at December 31, 2006	3,372,445	$9.62	6.3	$26.6

Options exercisable at December 31, 2006	800,396	$2.03	3.3	$11.9

The aggregate intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of the options exercised during the year ended December 31, 2006 was $3.8 million. Cash received from option exercises during the year ended December 1, 2006 was $0.5 million and the actual tax benefit realized for tax deductions from option exercises totaled $1.5 million. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Units

The fair value of restricted stock units (RSUs) is determined based on the closing price of Delek’s common stock on grant date. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2006 was $15.54.

The following table summarizes the RSU activity for Delek for the year ended December 31, 2006:

		Weighted-
	Number of	Average
	Options	Grant Price

Beginning Balance, January 1, 2006	—	$—
RSUs Granted	77,500	$15.54
Vested	—	$—
Forfeitures	(2,500)	$15.15

Nonvested RSUs at December 31, 2006	75,000	$15.56

Unrecognized Compensation Costs Related to Equity-based Awards

As of December 31, 2006, there was $8.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.5 years.

10.	Segment Data

The initiation of marketing operations on August 1, 2006 in conjunction with the acquisition of the Pride assets, and in connection with the purchase of the refinery in April 2005, our chief operating decision maker now views operating results in three reportable segments: refining, marketing and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Operations which are not specifically included in the reportable segments are included in the category Corporate and other, which primarily consists of corporate headquarters operating expenses, depreciation and amortization expense and interest income and expense.

The refining segment processes crude oil that is transported through our crude oil pipeline and an unrelated third-party pipeline. The refinery processes the crude and other purchased feedstocks for the manufacture of transportation motor fuels including various grades of gasoline, diesel fuel, aviation fuel and other petroleum-based products that are distributed through its product terminal located at the refinery.

Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals.

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 394 company-operated retail fuel and convenience stores throughout the southeastern United States as of December 31, 2006. Of that total, 214 are located in Tennessee, 92 in Alabama, and 30 in Georgia. The remaining stores are in Arkansas, Kentucky, Louisiana, Mississippi and Virginia. The retail fuel and convenience stores operate under Delek’s brand names “MAPCO Mart”, “MAPCO Express”, “Discount Food Mart”, “East Coast®”, “Fast Food and Fuel” and “Discount Food Marttm” brands. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.

Prior to the purchase of the refinery, Delek had only retail operations and insignificant corporate and other activities; thus, segment data prior to April 29, 2005 is not applicable. There were $3.6 million and $0.9 million of inter-segment sales and purchases in the year ended December 31, 2006 and 2005, respectively.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Year Ended December 31, 2006
				Corporate,
				Other and
	Refining(2)	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$1,593.4	$1,395.6	$218.2	$0.5	$3,207.7
Intercompany marketing fees and sales	(3.2)	(0.2)	3.4	—	—
Operating costs and expenses:
Cost of goods sold	1,367.4	1,234.9	216.0	—	2,818.3
Operating expenses	69.6	102.8	0.3	0.5	173.2

Segment contribution margin	$153.2	$57.7	$5.3	$—	216.2

General and administrative expense					38.2
Depreciation and amortization					22.8

Operating income					$155.2

Total assets	$332.4	$428.4	$92.4	$96.2	$949.4

Capital spending (excluding business combinations)	$74.9	$22.4	$0.2	$—	$97.5

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2005
				Corporate,
				Other and
	Refining(2)	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$930.5	$1,101.0	$—	$0.4	$2,031.9
Intercompany marketing fees and sales	0.9	(0.9)	—	—	—
Operating costs and expenses:
Cost of goods sold	776.4	955.2	—	—	1,731.6
Operating expenses	45.8	86.9	—	0.4	133.1

Segment contribution margin	$109.2	$58.0	$—	$—	167.2

General and administrative expense					23.5
Depreciation and amortization					16.1
Gain on disposal of assets					(1.6)
Losses on forward contract activities					9.1

Operating income					$120.1

Total assets	$235.6	$367.4	$—	$3.2	$606.2

Capital spending (excluding business combinations)	$18.8	$10.4	$—	$—	$29.2

(1)	Marketing operations were initiated on August 1, 2006 in conjunction with the Pride acquisition.

(2)	Effective April 29, 2005, we completed the acquisition of the Tyler refinery and related assets. We operated the refinery for 247 days in 2005.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Delek’s deferred tax assets and liabilities, included as a component of other current assets and listed separately in the accompanying consolidated financial statements, respectively, as of December 31, 2006 and 2005 are as follows (in millions):

	December 31
	2006	2005

Current Deferred Taxes:
Self-insurance accruals	$1.5	$1.6
Accrued payroll	0.7	0.9
Net operating loss carryforwards	0.3	—
Other accrued reserves	0.3	0.1

Total current deferred tax assets	2.8	2.6

Non-current Deferred Taxes:
Depreciation and amortization	(57.3)	(33.5)
Net operating loss carryforwards	1.9	2.5
Straight-line lease expense	2.1	1.5
FAS 123R stock compensation	0.8	—
Other	3.0	2.7
Valuation allowance	(1.0)	(0.7)

Total non-current deferred tax liabilities	(50.5)	(27.5)

	$(47.7)	$(24.9)

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income before income taxes and cumulative effect of change in accounting policy is attributable to the following (in millions):

	Year Ended December 31
	2006	2005	2004

Provision for federal income taxes at statutory rate	$48.0	$34.7	$3.9
State income taxes, net of federal tax provision	—	0.2	0.5
Credits	(4.3)	—	—
Other items	0.3	—	(0.3)

Income tax expense	$44.0	$34.9	$4.1

Income tax expense is as follows (in millions):

	Year Ended December 31
	2006	2005	2004

Current	$21.2	$26.0	$0.2
Deferred	22.8	8.9	3.9

	$44.0	$34.9	$4.1

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2006, Delek recorded an increase to the valuation allowance in the amount of $0.3 million related to certain state net operating loss carryforwards. During the year ended December 31, 2005, Delek reversed $0.5 million of the valuation allowance originally recorded in connection with the WOC acquisition, discussed in Note 4, due to the utilization of state net operating losses which resulted in a corresponding decrease to goodwill discussed in Note 6.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods, for which the deferred tax assets are deductible, management believes it is more likely than not Delek will realize the benefits of these deductible differences, net of the existing valuation allowance. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Subsequently recognized tax benefit or expense relating to the valuation allowance for deferred tax assets, excluding the portion attributable to the WOC acquisition, will be reported as an income tax benefit or expense in the consolidated statement of operations. Any subsequently recognized tax benefit related to the valuation allowance for deferred tax assets recognized in connection with the WOC acquisition will be recorded against goodwill.

In connection with Delek’s purchase of 100% of the issued and outstanding stock of WOC discussed in Note 4, Delek recorded goodwill in the amount of $3.7 million, none of which is deductible for income tax purposes.

At December 31, 2006, Delek had net federal operating loss carryforwards of $0.9 million which begin expiring in 2024. State net operating loss carryforwards at December 31, 2006, totaled $45.3 million and begin expiring in 2007.

12.	Commitments and Contingencies

Litigation

Delek is subject to various claims and legal actions that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of any such matters known by management will not have a material adverse effect on Delek’s financial position or results of operations in future periods.

Self-insurance

Through December 31, 2005, Delek was self-insured for employee medical claims up to $90 thousand per employee per year or an aggregate of approximately $4.4 million per year. Effective, January 1, 2006, we increased our per claim amount to $100 thousand, but decreased our aggregate cost exposure for the year to approximately $3.8 million.

Delek is self-insured for workers’ compensation claims for the refining, retail and marketing segments up to $0.4 million on a per claim basis. We self-insure for general liability claims for the refining, retail and marketing segments up to $0.4 million on a per occurrence basis. We self-insure for auto liability for the refining, retail and marketing segments up to $0.4 million on a per accident basis.

Our umbrella liability coverage limits total $200.0 million. The refining and retail segments have $200.0 million in limits available and the marketing segment has $100.0 million in limits available.

We engage an independent third party to assess the validity of our self-insurance reserves. We adjust our overall reserve based on these semi-annual assessments.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Based upon environmental evaluations performed by third parties subsequent to our purchase of the refinery, we recorded a liability of $7.9 million as of December 31, 2006, relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature which were assumed in connection with the acquisitions discussed in Note 4. This liability includes estimated costs for on-going remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $0.4 million of the undiscounted liability is expected to be expended within the next year with the remaining balance of $7.5 million, expendable within the next ten years.

In late 2004, the prior refinery owner began Consent Decree negotiations with the Environment Protection Agency (EPA) and Department of Justice with respect to the settlement of issues concerning the application of air quality requirements to past and future operations at the refinery. The prior refinery owner was expected to reach a final settlement by the end of 2005, however no agreement was reached and no further discussions occurred in 2006. The Consent Decree is anticipated to require Delek to make investments at the refinery, including the installation of a new electrical substation to increase operational reliability and construction of additional sulfur removal capacity. In addition, any Consent Decree is expected to require certain on-going operational changes that will increase future operating expenses at the refinery. Although not required by any final Consent Agreement, in 2006, we voluntarily completed the two capital projects identified. Currently, Delek cannot determine when, or if, a final agreement will be reached, but believes any such agreement will not have a material effect upon us.

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

Contemporaneous with the refinery purchase, Delek became a party to a waiver and Compliance Plan with the EPA that extended the implementation deadline until December 2007 or May 2008, depending on which capital investment option we chose. In return for the extension, we agreed to produce 95% of the diesel fuel at the refinery with a sulfur content of 15 ppm or less by June 1, 2006. In order to achieve this goal, we needed to complete the modification and expansion of an existing diesel hydrotreater. Due to construction delays which were the result of the impact of Hurricanes Katrina and Rita on the availability of construction resources, Delek requested, and

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

received, a modification to our Compliance Plan which, among other things, granted an additional three months in which to complete the project. This project was completed in the third quarter of 2006.

Regulations promulgated by TCEQ require the use of only Low Emission Diesel (LED) in counties east of Interstate 35 beginning in October 2005. Delek has received approval to meet these requirements by selling diesel that meets the criteria in an Alternate Emissions Reduction Plan on file with the TCEQ through the end of 2006 or through the use of approved additives either before or after December 2006.

The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of the refinery’s ordinary operations, waste is generated, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund. At this time, we have not been named a party at any Superfund sites and under the terms of the purchase agreement, we did not assume any liability for wastes disposed of prior to our ownership of the refinery.

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

Letters of Credit

As of December 31, 2006, Delek had in place 30 letters of credit totaling approximately $184.7 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude and retail fuel. No amounts were outstanding under these facilities at December 31, 2006.

Operating Leases

Delek leases land, buildings, equipment and corporate office space under agreements expiring at various dates through 2046, after considering available renewal options. Many of these leases contain renewal options and require Delek to pay executory costs (such as property taxes, maintenance, and insurance). Lease expense for all operating leases for the years ended December 31, 2006, 2005 and 2004 totaled $12.4 million, $10.4 million and $9.7 million, respectively.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is an estimate of our future lease payments for operating leases having remaining noncancellable terms in excess of one year as of December 31, 2006 (in millions):

2007	$11.2
2008	11.2
2009	10.7
2010	10.5
2011	10.5

Thereafter	119.7

Total future minimum rentals	$173.8

13.	Employees

Workforce

A portion of our workforce in the refining segment is represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202, and these employees are covered under collective bargaining agreements which run through January 2009. As of December 31, 2006 and 2005, respectively, 132 and 149 of the operations and maintenance hourly employees at the refinery, respectively, and 14 and 11 of the refinery’s truck drivers, respectively, had union representation. We consider our relations with our employees to be satisfactory.

401(k) Plan

We sponsor a voluntary 401(k) Employee Retirement Savings Plan for eligible employees administered by Fidelity Management Trust Company. Employees must be at least 21 years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employee contributions are matched on a fully-vested basis by us up to a maximum of 6% of eligible compensation. For the years ended December 31, 2006, 2005 and 2004, the 401(k) expense recognized was $1.3 million, $0.8 million and $0.4 million, respectively.

14.	Related Party Transactions

At December 31, 2006, Delek Group Ltd. owned approximately 77% of our outstanding common stock. As a result, Delek Group Ltd. and its controlling shareholder, Mr. Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies (including the declaration of dividends) and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

On December 10, 2006, we granted 28,000 stock options to Asaf Bartfeld under our 2006 Long-Term Incentive Plan. These options vest ratably over four years and have an exercise price of $17.64 per share and will expire on December 10, 2016. The grant to Mr. Bartfeld was a special, one-time grant in consideration of his supervision and direction of management and consulting services provided by Delek Group, Ltd. to us. This grant does not mark the adoption of a policy to compensate our non-employee related directors and we do not intend to issue further grants to Mr. Bartfeld in the future.

Effective January 1, 2006, Delek entered into a management and consulting agreement with Delek Group, pursuant to which key management personnel of Delek Group provide management and consulting services to Delek, including matters relating to long-term planning, operational issues and financing strategies. The agreement has an initial term of one year and will continue thereafter until either party terminates the agreement upon 30 days’ advance notice. As compensation, the agreement provides for payment to Delek Group of $125 thousand per

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

calendar quarter payable within 90 days of the end of each quarter and reimbursement for reasonable out-of-pocket costs and expenses incurred.

Delek Fuel guarantees certain of Delek’s fuel purchasing activities at no charge to Delek. At December 31, 2005, obligations supported by these guarantees approximated $4.0 million. In 2003 and 2004, Delek Fuel issued letters of credit totaling approximately $9.8 million for Delek’s benefit to support certain fuel purchases at no charge to Delek. As of December 31, 2006, these letters of credit issued by Delek Fuel have expired and have been replaced by letters of credit of approximately $9.8 million under the Express Senior Secured Credit Facility.

In August 2005, in connection with Delek’s forward contract activities, Delek Group guaranteed certain of Delek’s obligations up to $25.0 million. In consideration of that guaranty, Delek agreed to pay Delek Group quarterly fees based on 1.5% per year of the average quarterly exposure to Delek Group as a result of Delek’s forward contract activities. The guaranty was terminated effective as of January 1, 2006.

In June 2005, in connection with Delek’s refinery operations, Delek Group guaranteed certain of Delek’s obligations up to $10.0 million to one of Delek’s vendors at the refinery, in consideration for which Delek agreed to pay Delek Group monthly guarantee fees of approximately $13 thousand for every calendar month during the quarter in which Delek incurs debt that is subject to the guaranty. This guaranty expired in May 2006.

As of May 1, 2005, Delek entered into a consulting agreement with Greenfeld-Energy Consulting, Ltd., (Greenfeld) a company owned and controlled by one of Delek’s directors. Pursuant to the consulting agreement Delek compensated Greenfeld a monthly payment of approximately $7 thousand from May through August 2005 and a monthly payment of approximately $8 thousand commencing September 2005 through December 2006, plus reasonable expenses for consulting services relating to the refining industry performed personally by the director. Pursuant to the consulting agreement, on May 3, 2006 we granted Mr. Greenfeld options to purchase 130,000 shares of our common stock at $16.00 per share, our initial public offering price, pursuant to our 2006 Long-Term Incentive Plan. These options vest ratably over five years. The agreement continues in effect until terminated by either party upon six months advance notice to the other party.

In August of 2004, Delek executed a promissory note with an officer in the amount of $100 thousand. In November 2005, in connection with an amendment of the officer’s employment agreement, the officer executed an additional promissory note in the amount of $100 thousand in favor of Delek. These promissory notes bore no interest and were payable in full upon termination of the officer’s employment with Delek. On February 7, 2006, these notes were repaid in full.

Between June 20, 2002 and December 31, 2003, the Company was the nominee of its affiliates Delek Fuel and Delek Motors, Ltd. (Delek Motors), each a subsidiary of Delek Group, with regard to a two-thirds membership interest in another affiliate, El-Ad Delek LLC (the LLC), a Delaware limited liability company. The two-thirds membership interest in the LLC was beneficially owned in equal amounts by those affiliates and held of record by the Company. During this period Delek did not invest any amounts in this entity, did not exercise control over this entity and was not entitled to any of the economic benefits or risks of loss of ownership. Effective December 31, 2003, the Company purchased 33.3% of the membership interest in the LLC, from Delek Fuel for $6.7 million. The Company acquired the interest in the LLC from Delek Fuel by issuing a variable rate promissory note payable of $6.7 million for which the entire principal balance and interest was due in full on January 1, 2009. The note bore interest based at LIBOR plus 1.50% per year. On May 17, 2004, Delek and Delek Fuel agreed to terminate this purchase and sale agreement and the related promissory note payable to Delek Fuel effective December 31, 2003. In connection with terminating the agreements effective December 31, 2003, Delek Fuel agreed to become solely responsible for all income and expense related to the 33.3% membership interest in the LLC and to cancel the related note payable as of January 1, 2004.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Initial Public Offering

On May 9, 2006, we completed an initial public offering of 11,500,000 shares of our common stock at a price of $16.00 per share for an aggregate offering price of approximately $184.0 million. The shares, which are listed on the New York Stock Exchange, began trading on May 4, 2006, under the symbol “DK”. All of the shares offered were primary shares sold by Delek. We received approximately $166.9 million in net proceeds from the initial public offering after payment of underwriting discounts and commissions and deduction of offering expenses. The initial public offering represented the sale by us of a 22.6% interest in Delek. All remaining outstanding shares at that date were beneficially owned by Delek Group Ltd. located in Natanya, Israel.

16.	Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2006 and 2005 is summarized below. The quarterly financial information summarized below has been prepared by Delek’s management and is Unaudited (in millions, except per share data).

	For the Three Month Periods Ending
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Net sales	$659.8	$819.6	$920.8	$807.5
Operating income	$24.4	$68.0	$42.9	$19.9
Net income	$12.9	$42.2	$26.4	$11.5
Basic earnings per share	$0.33	$0.90	$0.52	$0.23
Diluted earnings per share	$0.33	$0.88	$0.51	$0.22

	For the Three Month Periods Ending
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Net sales	$229.1	$459.7	$698.7	$644.4
Operating income	$2.2	$20.4	$55.4	$42.1
Income before cumulative effect of change in accounting policy	$0.4	$6.9	$32.5	$24.6
Net income	$0.1	$6.9	$32.5	$24.6
Basic and diluted earnings per share before cumulative effect of change in accounting policy	$0.01	$0.17	$0.83	$0.63
Basic and diluted earnings per share	$—	$0.17	$0.83	$0.63

17.	Subsequent Events

Dividend Declaration

On February 6, 2007, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $.0375 per share, payable on March 7, 2007, to stockholders of record on February 20, 2007.

Calfee Acquisition

On February 12, 2007, Delek announced that Express, a wholly owned subsidiary, signed a definitive agreement for the purchase of 107 retail fuel and convenience stores from Calfee Company of Dalton, Inc. and affiliates for approximately $65.0 million (excluding inventory). The stores, 71 owned and 36 leased, are located primarily in eastern Tennessee and northern Georgia and are operated under the trade name Favorite Markets. The majority of the stores are branded, and fuel is being sold at 104 locations under names including Conoco, Shell and Marathon. The closing is subject to customary closing conditions and government approvals and is expected to close during Delek’s second quarter of 2007.

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1*	Employment Agreement, dated as of May 1, 2004, by and between MAPCO Express, Inc., Uzi Yemin and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(a)*	Amendment No. 1 to Employment Agreement, dated as of October 31, 2005 and effective as of September 15, 2005, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(b)*	Amendment No. 2 to Employment Agreement, dated as of February 1, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(c)*	Amendment No. 3 to Employment Agreement, dated as of April 17, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1(d)*	Amendment No. 4 to Employment Agreement, dated as of November 13, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin
10	.2*	Amended and Restated Consulting Agreement, dated as of April 11, 2006, by and between Greenfeld-Energy Consulting, Ltd. and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.3*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.4		Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.5+	Distribution Service Agreement, dated as of January 1, 2005, by and between MAPCO Express, Inc. and McLane Company, Inc. DBA McLane Grocery Distribution (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6+	RPC Agreement, dated as of May 30, 2001, by and between Williams Refining & Marketing, LLC and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6(a)	Assignment and Assumption Agreement effective as of March 3, 2003, by and between Williams Refining & Marketing, L.L.C., Williams Generating Memphis, L.L.C., Williams Memphis Terminal, Inc., and Williams Petroleum Pipeline Systems, Inc. and The Premcor Refining Group Inc. (incorporated by reference to Exhibit 10.6(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6(b)	Assignment of the RPC Agreement between Williams Refining & Marketing, LLC and MAPCO Express, Inc., dated May 30, 2001, from The Premcor Refining Group, Inc. to Valero Marketing and Supply Company, effective December 1, 2005 (incorporated by reference to Exhibit 10.6(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10.7		Amended and Restated Credit Agreement, dated as of April 28, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several lenders from time to time party to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(a)	First Amendment to Amended and Restated Credit Agreement, dated as of August 18, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(b)	Second Amendment to Amended and Restated Credit Agreement, dated as of October 11, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(c)	Third Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(d)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 18, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(d) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.7(e)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 11, 2006)
10	.7(f)	Sixth Amendment to Amended and Restated Credit Agreement entered into effective July 13, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2006)
10.8		Amended and Restated Revolving Credit Agreement, dated as of May 2, 2005, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., the several banks and other financial institutions and lenders from time to time party thereto, SunTrust Bank, The CIT Group/Business Credit, Inc., National City Business Credit, Inc., Bank of America, N.A. and PNC Business Credit, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.8(a)	First Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2005, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.8(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.8(b)	Second Amendment to Amended and Restated Credit Agreement, dated as of October 13, 2006, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc.
10.9		Refinery Purchase and Sale Agreement, dated as of March 14, 2005, by and between La Gloria Oil and Gas Company, Delek Refining, Ltd., Delek Pipeline Texas, Inc. and Delek Texas Land, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10	.9(a)	Amendment to Refinery Purchase and Sale Agreement, dated as of April 29, 2005, by and between La Gloria Oil and Gas Company, Delek Refining, Ltd., Delek Pipeline Texas, Inc. and Delek Texas Land, Inc. (incorporated by reference to Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.9(b)	Second Amendment to Refinery Purchase and Sale Agreement and Indemnity Agreement, dated October 10, 2005, by and between La Gloria Oil and Gas Company (renamed Tyler Holding Company, Inc.), Delek Refining, Ltd., Delek Pipeline Texas, Inc. and Delek Texas Land, Inc. (incorporated by reference to Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.10+	Pipeline Capacity Lease Agreement, dated April 12, 1999, between La Gloria Oil and Gas Company and Scurlock Permian LLC. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.10(a)+	One-Year Renewal of Pipeline Capacity Lease Agreement, dated December 21, 2004, between Plains Marketing, L.P., as successor to Scurlock Permian LLC, and La Gloria Oil and Gas Company (incorporated by reference to Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.10(b)+	Assignment of the Pipeline Capacity Lease Agreement, as amended and renewed on December 21, 2004, by La Gloria Oil and Gas Company to Delek Refining, Ltd. (incorporated by reference to Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.10(c)+	Amendment to One-Year Renewal of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.10(d)	Extension of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(d) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.10(e)+	Modification and Extension of Pipeline Capacity Lease Agreement, effective May 1, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(e) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.11+	Branded Jobber Contract, dated December 15, 2005, between BP Products North America, Inc. and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.12*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to 10.13 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.12(a)*	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.12(b)*	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.12(c)*	Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.13*	Description of Director Compensation (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.14		Management and Consulting Agreement, dated as of January 1, 2006, by and between Delek Group Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10.15		Promissory Note, dated May 23, 2006, in the principal amount of $30,000,000, of Delek Finance, Inc., in favor of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on May 24, 2006)

Exhibit No.		Description

10.16		Purchase and Sale Agreement, dated June 14, 2006, by and between MAPCO Express, Inc., Fast Petroleum, Inc., Worth L. Thompson, Jr., John E. Thompson, Thompson Management, Inc., Thompson Acquisitions, Inc., Thompson Investment Properties, Inc., WJET, Inc., Fast Financial Services, Inc. and Top Tier Assets LLC (incorporated by reference to Exhibit 10.1(a) to the Company’s Form 10-Q filed on August 11, 2006)
10	.16(a)	First Amendment to Purchase and Sale Agreement, made and entered into as of July 13, 2006, by and between MAPCO Express, Inc., Fast Petroleum, Inc., Worth L. Thompson, Jr., John E. Thompson, Thompson Management, Inc., Thompson Acquisitions, Inc., Thompson Investment Properties, Inc., WJET, Inc., Fast Financial Services, Inc. and Top Tier Assets LLC (incorporated by reference to Exhibit 10.1(b) to the Company’s Form 10-Q filed on August 11, 2006)
10.17		Purchase and Sale Agreement, entered into effective June 21, 2006, by and among Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.2(a) to the Company’s Form 10-Q filed on August 11, 2006)
10	.17(a)	First Amendment to Purchase and Sale Agreement, made and entered into as of July 31, 2006, by and among Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, Pride Products and Delek US Holdings, Inc. and Delek Marketing & Supply, LP. (incorporated by reference to Exhibit 10.2(b) to the Company’s Form 10-Q filed on August 11, 2006)
10.18		Credit Agreement dated July 31, 2006, by and between Delek Marketing and Supply, LP, and various financial institutions, from time to time, party to the Agreement, as Lenders, and Fifth Third Bank, Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2006)
10.19		Promissory Note dated July 27, 2006, by and between Delek US Holdings, Inc., and Bank Leumi USA as lender (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 14, 2006)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
23.2		Consent of Mayer Hoffman McCann P.C.
24.1		Power of Attorney
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act. Omitted portions have been filed separately with the Securities and Exchange Commission.