Form 10-Q
period 2007-03-31
Delek US Holdings, Inc.
filed 2007-05-15
CIK 1351541

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32868

DELEK US HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2319066
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7102 Commerce Way Brentwood, Tennessee 37027 (Address of principal executive offices)	37027 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

At May 4, 2007, there were 51,139,869 shares of Common Stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (Unaudited)	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	36
Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	38
Signatures		40
Exhibit Index		41
EX-10.1: FIRST AMENDMENT TO CREDIT AGREEMENT
EX-10.2: PURCHASE AND SALE AGREEMENT
EX-10.2.A: FIRST AMENDMENT TO PURCHASE AND SALE AGREEMENT
EX-10.3: SEVENTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT
EX-10.4: CREDIT AGREEMENT
EX-10.5: LETTER AGREEMENT
EX-10.6: LETTER AGREEMENT
EX-10.7: LETTER AGREEMENT
EX-10.8: DESCRIPTION OF DIRECTOR COMPENSATION
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In millions, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$235.1	$101.6
Short-term investments	41.0	73.2
Accounts receivable	99.8	83.7
Inventory	112.4	120.8
Other current assets	23.7	31.3

Total current assets	512.0	410.6

Property, plant and equipment:
Property, plant and equipment	501.3	493.1
Less: accumulated depreciation	(75.2)	(68.4)

Property, plant and equipment, net	426.1	424.7

Goodwill	80.7	80.7
Other intangibles, net	12.0	12.2
Other non-current assets	20.5	21.2

Total assets	$1,051.3	$949.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188.5	$175.5
Current portion of long-term debt and capital lease obligations	1.8	1.8
Note payable	26.5	19.2
Accrued expenses and other current liabilities	45.9	34.4

Total current liabilities	262.7	230.9
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	328.2	265.6
Environmental liabilities, net of current portion	8.1	9.3
Asset retirement obligations	3.1	3.3
Deferred tax liabilities	51.8	50.5
Other non-current liabilities	7.6	7.6

Total non-current liabilities	398.8	336.3
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 51,139,869 shares issued and outstanding	0.5	0.5
Additional paid-in capital	212.6	211.9
Retained earnings	176.7	169.8

Total shareholders’ equity	389.8	382.2

Total liabilities and shareholders’ equity	$1,051.3	$949.4

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(In millions, except share
	and per share data)

Net sales	$805.6	$659.8
Operating costs and expenses:
Cost of goods sold	706.3	583.3
Operating expenses	45.6	40.7
General and administrative expenses	12.2	6.9
Depreciation and amortization	7.0	4.4
Losses on forward contract activities	—	0.1

	771.1	635.4

Operating income	34.5	24.4

Interest expense	7.2	5.9
Interest income	(2.0)	(0.9)
Interest expense to related parties	—	0.7
Other expenses (income), net	0.6	(0.8)

	5.8	4.9

Income before income tax expense	28.7	19.5
Income tax expense	7.8	6.6

Net income	$20.9	$12.9

Basic earnings per share	$0.41	$0.33

Diluted earnings per share	$0.40	$0.33

Weighted average common shares outstanding:
Basic	51,139,869	39,389,869

Diluted	52,153,729	39,389,869

Dividends declared per common share outstanding(1)	$0.2725	$—

(1)	During the three months ended March 31, 2007, Delek declared three dividends totaling $0.2725 per common share and paid the first dividend of $0.0375 per common share.

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(In millions)

Cash flows from operating activities:
Net income	$20.9	$12.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.0	4.4
Amortization of deferred financing costs	1.2	0.9
Accretion of asset retirement obligations	0.1	0.1
Deferred income taxes	(0.5)	1.1
Loss (gain) on interest rate derivative instruments	0.6	(0.9)
Stock-based compensation expense	0.7	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(16.1)	(7.9)
Inventories and other current assets	17.7	(19.1)
Accounts payable and other current liabilities	12.5	0.1
Non-current assets and liabilities, net	(1.8)	0.3

Net cash provided by (used in) operating activities	42.3	(8.1)

Cash flows from investing activities:
Purchases of short-term investments	(202.6)	(127.0)
Sales of short-term investments	234.8	151.5
Return of escrow deposit made with Escrow Agent	—	3.0
Business combinations, net of cash acquired	—	(0.1)
Purchases of property, plant and equipment	(8.2)	(12.1)

Net cash provided by investing activities	24.0	15.3

Cash flows from financing activities:
Net proceeds from long-term revolver	5.3	—
Proceeds from other debt instruments	65.0	—
Payments on debt and capital lease obligations	(0.4)	(0.4)
Proceeds from note payable to related parties	—	0.2
Dividends paid	(1.9)	—
Deferred financing costs paid	(0.8)	(0.1)

Net cash provided by (used in) financing activities	67.2	(0.3)

Net increase in cash and cash equivalents	133.5	6.9
Cash and cash equivalents at the beginning of the period	101.6	62.6

Cash and cash equivalents at the end of the period	$235.1	$69.5

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest of $0.2 million in 2007	$4.2	$5.7

Income taxes	$—	$0.6

Dividends payable ($0.235 per share)	$12.0	$—

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements

1.	General

Delek US Holdings, Inc. (Delek, we, our or us) is the sole shareholder of MAPCO Express, Inc. (Express), MAPCO Fleet, Inc. (Fleet), Delek Refining, Inc. (Refining), Delek Finance, Inc. (Finance) and Delek Marketing & Supply, Inc. (Marketing) (collectively, the Subsidiaries).

We are a Delaware corporation formed in connection with our acquisition in May 2001 of 198 retail fuel and convenience stores from a subsidiary of the Williams Companies. Since then, we have completed several other acquisitions of retail fuel and convenience stores. In 2005, we expanded our scope of operations to include complementary petroleum refining and wholesale and distribution businesses by acquiring a refinery in Tyler, Texas. We initiated operations of our marketing segment during the third quarter of 2006 with the purchase of assets from Pride Companies LP and affiliates. Delek and Express were incorporated during April 2001 in the State of Delaware. Fleet, Refining, Finance, and Marketing were incorporated in the State of Delaware during January 2004, February 2005, April 2005 and June 2006, respectively.

We are a controlled company under the rules and regulations of the New York Stock Exchange where our shares are traded under the symbol “DK.” Approximately 77.0% of our outstanding shares are beneficially owned by Delek Group Ltd. (Delek Group), a conglomerate that is domiciled and publicly traded in Israel, has significant interests in fuel supply businesses and is controlled indirectly by Mr. Itshak Sharon (Tshuva).

Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, marketing and retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operating terminals. The retail segment markets gasoline, diesel and other refined petroleum products and convenience merchandise through a network of 395 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 7.

2.	Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Delek and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC on March 20, 2007.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

Delek maintains cash and cash equivalents in accounts with financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Short-Term Investments

Short-term investments, which consist of market auction rate debt securities and municipal rate bonds, are classified as “available for sale” under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At March 31, 2007, these securities had contractual maturities ranging from October 1, 2018 through August 1, 2039. Our stated investment policy is to sell these securities and repurchase similar securities at each auction date, which must not exceed 90 days and typically ranges from 7 to 35 days. Based on the historical practice of adhering to this investment policy and our intent to continue to adhere to this investment policy, we have classified these securities as short-term investments in the accompanying condensed consolidated balance sheets. These short-term investments are carried at fair value, which is based on quoted market prices.

Accounts Receivable

Accounts receivable primarily represent receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of $0.1 million as of both March 31, 2007 and December 31, 2006. All other accounts receivable amounts are considered to be fully collectible. Accordingly, no additional allowance was established as of March 31, 2007 and December 31, 2006.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, which are as follows:

Automobiles	3-5 years
Computer equipment and software	3-10 years
Refinery turnaround costs	4 years
Furniture and fixtures	5-15 years
Retail store equipment	7-15 years
Asset retirement obligation assets	15-36 years
Refinery machinery and equipment	15-40 years
Petroleum and other site (POS) improvements	8-40 years
Building and building improvements	40 years

Property, plant and equipment and accumulated depreciation by reporting segment as of March 31, 2007 are as follows:

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated

Property, plant and equipment	$139.3	$32.1	$329.9	$—	$501.3
Less: Accumulated depreciation	(8.4)	(1.1)	(65.7)	—	(75.2)

Property, plant and equipment, net	$130.9	$31.0	$264.2	$—	$426.1

Depreciation expense (first quarter)	$1.8	$0.4	$4.6	$—	$6.8

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment.

Capitalized Interest

Delek had several capital projects in the refining segment and construction related to the new “prototype” stores being built in the retail segment. For the three months ended March 31, 2007, interest of $0.2 million was capitalized by the refining segment, while the retail segment capitalized a nominal amount of interest. There was no interest capitalized by the marketing segment for the three months ended March 31, 2007. There was no interest capitalized for the three months ended March 31, 2006.

Refinery Turnaround Costs

Refinery turnaround costs are incurred in connection with planned shutdown and inspections of the refinery’s major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. During December 2005, we successfully completed a major turnaround covering the fluid catalytic cracking unit, sulfuric acid alkylation unit, sulfur recovery unit, amine unit and kerosene and gasoline treating units. The next planned turnaround activities are scheduled in 2008.

Goodwill

Goodwill is accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This statement addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives are not

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

amortized, but are subject to annual impairment tests based on their estimated fair value. In accordance with the provisions of SFAS 142, we perform an annual review of impairment of goodwill in the fourth quarter by comparing the carrying value of the applicable reporting unit to its estimated fair value. Additionally, goodwill is tested for impairment between annual reviews if an event occurs such that it would be more likely than not that a reduction in carrying amount has occurred. If the reporting unit’s carrying amount exceeds its fair value, the impairment test must be completed by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. We do not believe any goodwill impairment exists as of March 31, 2007.

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

During the first quarter of 2007, Delek entered into two forward fuel contracts with major financial institutions. The contracts fixed the purchase price of finished grade fuel for a predetermined number of units at a future date and had fulfillment terms of less than 90 days. Delek recorded realized gains of $0.4 million during the quarter ended March 31, 2007 which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.

In 2006, Delek had fuel-related derivatives of a nominal amount.

Fair Value of Financial Instruments

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments as of March 31, 2007 and December 31, 2006. Management estimates that book value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

Our debt and interest rate derivative financial instruments outstanding at March 31, 2007 and December 31, 2006 were executed with a limited number of financial institutions. The risk of counterparty default is limited to the unpaid portion of amounts due to us pursuant to the terms of the interest rate derivative agreements. The net amount due from these financial institutions at March 31, 2007 and December 31, 2006 totaled $2.8 million and $3.4 million, respectively, as discussed in Note 5.

All of our fuel-related derivative financial instruments outstanding at March 31, 2007 were executed with Wall Street firms and Brokerage Houses. The risk of counterparty default for Wall Street firms is limited to the value of the outstanding margin account and any derivative gains. The risk of counterparty default for Brokerage Houses, which are regulated by the Commodity Futures Trading Commission, is minimal since the balances are insured by the Federal Deposit Insurance Corporation. The net amount at risk at these firms at March 31, 2007 was $1.3 million. We did not have any fuel-related derivative financial instruments outstanding in 2006.

Self-Insurance Reserves

Delek is primarily self-insured for employee medical, workers’ compensation and general liability costs, with varying limits of per claim and aggregate stop loss insurance coverage that management considers adequate. We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Asset Retirement Obligations

Delek recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event when the amount can be reasonably estimated. In the retail segment these obligations relate to the present value of estimated costs to remove underground storage tanks at leased retail sites which are legally required under the applicable leases. The asset retirement obligation for storage tank removal on leased retail sites is being accreted over the expected life of the underground storage tanks which approximate the average retail site lease term. In the refining segment, these obligations relate to the required disposal of waste in certain storage tanks, asbestos abatement at an identified location and other estimated costs that would be legally required upon final closure of the refinery. In the marketing segment, these obligations related to the required cleanout of the pipeline and terminal tanks, and removal of certain above-grade portions of the pipeline situated on right-of-way property.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of March 31, 2007 and December 31, 2006 is as follows (in millions):

	Three Months	Year Ended
	Ended March 31,	December 31,
	2007	2006

Beginning balance	$3.3	$3.4
Additional liabilities	—	0.6
Liabilities settled	(0.3)	(1.0)
Accretion expense	0.1	0.3

	$3.1	$3.3

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

Sales, Use and Excise Taxes

Delek’s policy is to exclude sales, use and excise taxes from revenue, in accordance with EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).

Deferred Financing Costs

Deferred financing costs represent expenses related to issuing our long-term debt, obtaining our lines of credit and obtaining lease financing. These amounts are amortized over the remaining term of the respective financing and are included in interest expense. See Note 5 for further information.

Advertising Costs

Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the three months ended March 31, 2007 and 2006 was $0.6 million and $0.2 million, respectively.

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

In July 2006, The FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48, which is the most significant change to accounting for income taxes since the adoption of the liability approach, prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. The Interpretation also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits.

Delek adopted the provisions of FIN 48 beginning January 1, 2007. The adoption of the Interpretation to all of Delek’s tax positions resulted in an increase in the liability for unrecognized tax benefits and a cumulative effect adjustment of $0.1 million recognized as an adjustment to retained earnings. At January 1, 2007, Delek had unrecognized tax benefits of $0.2 million which, if recognized, would affect our effective tax rate. There were no significant changes to the liability for unrecognized tax benefits during the first quarter of 2007.

Delek files U.S. federal income tax returns, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003 or state and local income tax examinations by tax authorities for the years before 2002. The Internal Revenue Service has examined Delek’s income tax returns through 2004. Delek doesn’t anticipate any significant changes to its financial position or cash payouts as a result of FIN 48 adjustments within the next twelve months.

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. A nominal amount of interest was recognized related to unrecognized tax benefits upon adoption of FIN 48 and during the three months ended March 31, 2007.

Delek benefits from federal tax incentives related to its refinery operations. Specifically, Delek is entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, Delek is entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items reduces Delek’s federal effective tax rate to an amount that, for the three months ended March 31, 2007, is significantly less than the statutory rate of 35%.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Share

Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	For the
	Three Months Ended
	March 31,
	2007	2006

Weighted average common shares outstanding	51,139,869	39,389,869
Dilutive effect of equity instruments	1,013,860	—

Weighted average common shares outstanding, assuming dilution	52,153,729	39,389,869

Outstanding stock options totaling 1,696,692 common shares were excluded from the diluted earnings per share calculation for the three months ended March 31, 2007. These share equivalents did not have a dilutive effect under the treasury stock method. All potential stock-based compensation was contingently issuable for the three months ended March 31, 2006 and was excluded from the diluted earnings per share calculation.

Shareholders’ Equity

On March 30, 2007, the Board of Directors declared a quarterly cash dividend of $0.0375 per common share as well as a special dividend of $0.1975 per share, both payable on April 30, 2007 to shareholders of record on April 16, 2007. As of March 31, 2007, these dividends are included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

On February 6, 2007, the Board of Directors declared a quarterly cash dividend of $0.0375 per common share, payable to shareholders of record on February 20, 2007. This dividend was paid on March 7, 2007.

Stock Compensation

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment (SFAS 123R). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. The revised standard requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement and establishes fair value as the measurement objective in accounting for share-based payment arrangements. Pro forma disclosure is no longer an alternative. Delek adopted SFAS 123R on January 1, 2006, however, all stock options were considered contingently issuable prior to our initial public offering in May 2006.

We elected to use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards on the dates of grant. We elected the modified prospective transition method as permitted by SFAS 123R. See Note 6 for additional information.

Comprehensive Income

Comprehensive income for the three months ended March 31, 2007 and 2006 was equivalent to net income for Delek.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

3.	Inventory

Carrying value of inventories consisted of the following (in millions):

	March 31,	December 31,
	2007	2006

Refinery raw materials and supplies	$28.7	$31.5
Refinery work in process	18.2	18.7
Refinery finished goods	15.3	22.9
Retail fuel	13.9	14.4
Retail merchandise	28.5	26.7
Marketing refined products	7.8	6.6

Total Inventories	$112.4	$120.8

At March 31, 2007 and December 31, 2006, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $20.0 million and $10.2 million, respectively.

During the first quarter of 2007, we incurred a permanent reduction in the LIFO layer resulting in a liquidation gain in our refinery finished goods inventory in the amount of $0.5 million. This liquidation gain, which represents a reduction of approximately 90,000 barrels, was recognized as a component of cost of goods sold in the three month period ended March 31, 2007.

4.	Acquisitions

Fast Acquisition

During the third quarter of 2006, Delek, through its Express subsidiary, purchased 43 retail fuel and convenience stores located in northwest Georgia and southeast Tennessee, and related assets, from Fast Petroleum, Inc. and its related subsidiaries and investors (Fast acquisition) for approximately $50.0 million, including $0.1 million in cash acquired. Of the 43 stores, Delek owns 32 of the properties and assumed leases for the remaining 11 properties.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In addition to the consideration paid as acquisition cost for the Fast Acquisition, Delek incurred and capitalized $1.0 million in acquisition transaction costs. The allocation of the aggregate purchase price of the Fast Acquisition is summarized as follows (in millions):

Inventory	$3.9
Other current assets	0.1
Property, plant and equipment	39.9
Goodwill	9.4
Taxes payable and other liabilities	(2.4)

$50.9

Pride Acquisition

On July 31, 2006, Delek, through its Marketing subsidiary, purchased a variety of assets related to the oil refining and marketing businesses of Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, and Pride Products (Pride acquisition) for the purchase price of approximately $55.1 million. The purchased assets included, among other things, two refined petroleum product terminals located in Abilene and San Angelo, Texas; seven pipelines; storage tanks; idle oil refinery equipment, including a Nash unit and other refinery equipment; and the Pride Companies’ rights under existing supply contracts.

In addition to the consideration paid as acquisition cost for the Pride acquisition, Marketing incurred and capitalized $1.3 million in acquisition transaction costs. The allocation of the aggregate purchase price of the Pride acquisition is summarized as follows (in millions):

Other current assets	$0.7
Property, plant and equipment	37.9
Goodwill	7.6
Intangibles	12.2
Assumed environmental and asset retirement liabilities	(2.0)

$56.4

Delek consolidated the results of the Fast and Pride acquisitions as of their respective dates of acquisition.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Long-Term Obligations and Short-Term Note Payable

Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	March 31,	December 31,
	2007	2006

Senior Secured Credit Facility — Term Loan	$146.7	$147.1
Senior Secured Credit Facility — Revolver	57.5	59.5
Israel Discount Bank Note	30.0	30.0
Bank Leumi Note	30.0	30.0
Fifth Third Revolver	26.5	19.2
Lehman Note	65.0	—
Capital lease obligations	0.8	0.8

	356.5	286.6
Less:
Short-term note payable	26.5	19.2
Current portion of long-term debt	1.5	1.5
Current portion of capital lease obligations	0.3	0.3

	$328.2	$265.6

Long-Term Obligations

Notes Payable to Related Parties

On April 28, 2004, Delek signed a note payable with Delek — The Israel Fuel Corporation Ltd. (Delek Fuel) in the amount of $25.0 million. Proceeds from the note were used to fund a portion of the 2004 acquisition of the Williamson Oil Company. The note bore interest at a rate of 6.30% per annum with interest and principal payments due upon maturity on April 27, 2008.

On April 27, 2005, Delek signed a note payable with Delek Group in the amount of $35.0 million. Proceeds from the note were used primarily to fund a portion of Delek’s acquisition of the refinery. The note bore interest at a rate of 7.0% per annum with interest and principal payments due upon maturity on April 27, 2010. In November 2005, Delek repaid $17.5 million of this note, plus accrued interest, reducing the outstanding balance as of December 31, 2005, to $17.5 million.

In May 2006, we used part of the proceeds from our initial public offering to repay all outstanding principal and interest due under notes payable to all related parties.

Senior Secured Credit Facility

On April 28, 2005, Delek executed an amended and restated credit agreement with a new syndicate of lenders and Lehman Commercial Paper Inc. serving as administrative agent (the Senior Secured Credit Facility). In connection with the execution of the Senior Secured Credit Facility, we consolidated the borrowings under the existing Credit Agreement and SunTrust Agreement into a single credit facility with a borrowing capacity available under the facility of $205.0 million.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

its commitment by an additional $50.0 million for a total commitment under the Senior Secured Credit Facility Revolver of $120.0 million.

Letters of Credit outstanding under the facility totaled $16.4 million at March 31, 2007.

The Senior Secured Credit Facility Term Loan requires quarterly principal payments of approximately 0.25% of the principal balance through March 31, 2011, and a balloon payment of approximately 94.25% of the principal balance due upon maturity on April 28, 2011. The Senior Secured Credit Facility Revolver is payable in full upon maturity on April 28, 2010 with periodic interest payment requirements. Pursuant to the terms of the Senior Secured Credit Facility Term Loan and Senior Secured Credit Facility Revolver, we are required to make prepayments of principal based on Excess Cash Flow, as defined in the terms of the agreement and as measured on each fiscal year ended December 31 commencing in 2005 through 2010. Prepayments will be applied first to the Senior Secured Credit Facility Term Loan, and second to amounts outstanding under the Senior Secured Credit Facility Revolver. In accordance with this Excess Cash Flow calculation, Delek prepaid $15.6 million in April 2006, but was not required to make any prepayments in 2007.

The Senior Secured Credit Facility Term and Senior Secured Credit Facility Revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan (as defined in the Senior Secured Credit Facility). Interest is payable quarterly for Base Rate Loans and for the applicable interest period on Eurodollar Loans. As of March 31, 2007, the weighted average borrowing rate was 8.1% for the Senior Secured Credit Facility Term Loan and 8.0% for the Senior Secured Credit Facility Revolver. Additionally, the Senior Secured Credit Facility requires Delek to pay a quarterly fee of 0.5% per annum on the average available revolving commitment. Amounts available under the Senior Secured Credit Facility Revolver as of March 31, 2007 were approximately $46.1 million.

Delek incurred and capitalized $9.2 million in deferred financing expenses that will be amortized over the term of the facility. The Senior Secured Credit Facility requires compliance with certain financial and non-financial covenants. Delek was in compliance with all covenant requirements as of March 31, 2007.

SunTrust ABL Revolver

On May 2, 2005, Delek entered into a $250.0 million asset-based senior revolving credit facility with a syndicate of lenders led by SunTrust Bank as administrative agent to finance ongoing working capital, capital expenditures and general needs of the refining segment. This agreement (the SunTrust ABL Revolver) initially matured on April 29, 2009, bears interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan (as defined in the SunTrust ABL Revolver), and is secured by certain accounts receivable and inventory. Interest is payable quarterly for Base Rate loans and for the applicable interest period on Eurodollar loans. Availability under the SunTrust ABL Revolver is determined by a borrowing base defined in the SunTrust ABL Revolver, supported primarily by cash, certain accounts receivable and inventory.

On October 16, 2006, Delek executed an amendment to the SunTrust ABL Revolver which, among other things, increased the size of the facility from $250.0 million to $300.0 million, including a $300.0 million sub-limit for letters of credit, and extended the maturity of the facility by one year to April 28, 2010.

Additionally, the SunTrust ABL Revolver supports Delek’s issuances of letters of credit in connection with the purchases of crude oil for use in the refinery process that at no time may exceed the aggregate borrowing capacity available under the SunTrust ABL Revolver. As of March 31, 2007, we had no outstanding borrowings under the agreement, but had issued letters of credit totaling approximately $160.3 million. Excess collateral capacity under the SunTrust ABL Revolver as of March 31, 2007 was approximately $58.3 million.

In connection with the execution of the SunTrust ABL Revolver and subsequent amendments in periods through December 31, 2006, Delek incurred and capitalized $7.9 million in deferred financing expenses that is amortized over the term of the facility.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The SunTrust ABL Revolver contains certain negative covenants and pledges which prohibit Delek from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against or with respect to the Refinery. In addition, we are subject to certain financial and non-financial covenants in the event that availability under the borrowing base is less than $30.0 million on any date. Delek was in compliance with all covenant requirements as of March 31, 2007.

Israel Discount Bank Note

On April 26, 2005, Delek entered into a $30.0 million promissory note with Israel Discount Bank of New York (the Israel Discount Bank Note). The proceeds of this note were used to fund a portion of the refinery acquisition. The Israel Discount Bank Note was to mature on April 30, 2007, and have interest, payable quarterly, at a spread of 1.375% over the 90 day London Inter Bank Offering Rate (LIBOR), with the first interest payment due in April 2006. In November 2005, we repaid $10.0 million of this note, reducing the outstanding principal indebtedness to $20.0 million. On May 23, 2006, all remaining principal and interest outstanding under the Israel Discount Bank Note was paid with the proceeds from the IDB Note discussed below, and a Delek Group guaranty of the Israel Discount Bank Note and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.

Bank Leumi Note

On April 27, 2005, Delek entered into a $20.0 million promissory note with Leumi (the Bank Leumi Note). The proceeds of this note were used to fund a portion of the refinery acquisition. The Bank Leumi Note was to mature on April 27, 2007, and have interest, payable quarterly, at a spread of 1.375% per year over the LIBOR rate (as defined in the note) for a three month term, with the first interest payment due in April 2006. In November 2005, we repaid $10.0 million of this note, reducing the outstanding principal indebtedness as of December 31, 2005 to $10.0 million. On May 23, 2006, all remaining principal and interest outstanding under the Bank Leumi Note was paid with the proceeds from the IDB Note discussed below, and a Delek Group guaranty of the Bank Leumi Note and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.

On July 27, 2006, Delek executed a $30.0 million promissory note in favor of Leumi. The proceeds of this note were used to fund a portion of the acquisition of a new Delek subsidiary, Delek Marketing & Supply, LP. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted), as defined in the agreement, for interest periods of 30, 90 or 180 days as selected by Delek with the first interest payment due on October 24, 2006. As of March 31, 2007, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 7.4%.

IDB Note

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (the IDB Note). The proceeds of this note were used to repay the outstanding $10.0 million of indebtedness under the Bank Leumi Note defined above and to refinance the $20.0 million outstanding principal indebtedness under the Israel Discount Bank Note. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.0% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by Delek. As of March 31, 2007, the weighted average borrowing rate for amounts borrowed under the IDB Note was 7.3%.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

an annual fee equal to 1.5% of the guaranteed amount payable ratably in four equal installments during the term of the guarantees. These guarantees were terminated upon payment of the obligations outstanding under the Israel Discount Bank Note and Bank Leumi Note on May 23, 2006 and all outstanding guaranty fees were paid.

Fifth Third Revolver

In conjunction with the Pride Acquisition discussed in Note 4, on July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this revolver were used to fund the working capital needs of a new subsidiary, Delek Marketing & Supply, LP. The Fifth Third revolver matures on July 30, 2007, and bears interest, payable for the applicable interest period, at a spread of 1.5% to 2.5%, as determined by a leverage-based pricing matrix, per year over the LIBOR. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply LP. As of March 31, 2007, the weighted average borrowing rate for amounts borrowed was 7.3%. Amounts available under the Fifth Third revolver as of March 31, 2007 were approximately $23.5 million. We are required to comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of March 31, 2007.

Lehman Credit Agreement

On March 30, 2007, Delek entered into a credit agreement with Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint book runner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint book runner. The credit agreement provides for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the assets of Calfee Company of Dalton, Inc. and affiliates, and to pay related costs and expenses in April 2007. The loans become due on March 30, 2009 and bear interest, at Delek’s election in accordance with the terms of the credit agreement, at either a Base Rate or Eurodollar rate, plus in each case, an applicable margin of initially 1% in respect of Base Rate loans, and 2% in respect of Eurodollar loans, which applicable margin is subject to increase depending on the number of days the loan remains outstanding. Interest is payable quarterly for Base Rate loans and for the applicable interest period for Eurodollar loans. As of March 31, 2007, the initial borrowing rate for the amount borrowed was 9.25%. In connection with the execution of this agreement, Delek incurred and capitalized $0.8 million in deferred financing costs that will be amortized over the term of the facility. We are required to comply with certain financial and non- financial covenants under this credit agreement. We were in compliance with all covenant requirements as of March 31, 2007.

Interest-Rate Derivative Instruments

Delek had interest rate cap agreements in place totaling $102.5 million and $128.8 million of notional principal amounts at March 31, 2007 and December 31, 2006, respectively. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility and previous indebtedness. However, as we have elected to not apply the permitted treatment, including formal hedge designation and documentation, in accordance with the provisions of SFAS 133, the fair value of the derivatives is recorded in the balance sheet with the offsetting entry to earnings. The derivative instruments mature on various dates ranging from July 2008 through July 2010. The estimated fair value of interest rate swap and interest rate cap agreements at March 31, 2007 and December 31, 2006 totaled $2.8 million and $3.4 million, respectively, and was recorded in other non-current assets in the accompanying condensed consolidated balance sheets.

In accordance with SFAS 133, as amended, we recorded non-cash expense (income) representing the change in estimated fair value of the interest rate swap and interest rate cap agreements of $0.6 million and $(0.9) million, respectively, for the three months ended March 31, 2007 and 2006.

While Delek has not elected to apply permitted hedging treatment in accordance with the provisions of SFAS No. 133 in the past, we may choose to elect that treatment in future transactions.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Stock Based Compensation

In December 2004, the FASB issued SFAS 123R, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25 and generally requires instead that such transactions be accounted for using a fair-value based method. We adopted SFAS 123R on January 1, 2006, however, all stock options were considered contingently issuable prior to our initial public offering in May 2006.

SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We elected to use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards on the dates of grant. Restricted stock units (RSUs) are measured based on the fair market value of the underlying stock on the date of grant.

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

We have elected the modified prospective transition method as permitted by the standard.

During the three months ended March 31, 2007, Delek granted 105,488 options and 37,748 options were forfeited under the 2006 Long-Term Incentive Plan. There were no RSUs granted or forfeited in the 2007 first quarter. There were no options or RSUs granted or forfeited during the three months ended March 31, 2006. There were no options or RSUs exercised during the three months ended March 31, 2007 or 2006.

Compensation Expense Related to Equity-based Awards

Compensation expense for the equity-based awards amounted to $0.7 million ($0.6 million, net of taxes) and was included in general and administrative expenses for the three months ended March 31, 2007. There was no compensation expense recognized for the three months ended March 31, 2006, as all shares were considered contingently issuable prior to our initial public offering.

Unrecognized Compensation Costs Related to Equity-based Awards

As of March 31, 2007, there was $8.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years.

7.	Segment Data

With the purchase of assets in the Pride Acquisition in August 2006, our chief operating decision maker now views operating results in three reportable segments: refining, marketing and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.

Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Operations which are not specifically included in the reportable segments are included in the category “Corporate and other”, which primarily consists of corporate headquarters operating expenses, depreciation and amortization expense and interest income and expense.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 395 company-operated retail fuel and convenience stores throughout the southeastern United States as of March 31, 2007. Of that total, 214 are located in Tennessee, 92 in Alabama, and 30 in Georgia. The remaining stores are in Arkansas, Kentucky, Louisiana, Mississippi and Virginia. The retail fuel and convenience stores operate under Delek’s brand names “MAPCO Mart”, “MAPCO Express”, “Discount Food Mart”, “East Coast®” and “Fast Food and Fuel”.

There were $2.8 million of inter-segment sales and purchases in the three months ended March 31, 2007. There were no inter-segment sales or purchases in the three months ended March 31, 2006. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended March 31, 2007
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$356.7	$331.0	$117.9	$—	$805.6
Intercompany marketing fees and sales	(2.8)	—	2.8	—	—
Operating costs and expenses:
Cost of goods sold	300.2	291.5	114.6	—	706.3
Operating expenses	17.7	27.6	0.2	0.1	45.6

Segment contribution margin	$36.0	$11.9	$5.9	$(0.1)	53.7

General and administrative expense					12.2
Depreciation and amortization					7.0

Operating income					$34.5

Total assets	$340.7	$432.3	$92.5	$185.8	$1,051.3

Capital spending (excluding business combinations)	$5.9	$2.3	$—	$—	$8.2

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended March 31, 2006
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$362.1	$297.6	$—	$0.1	$659.8
Intercompany marketing fees and sales	—	—	—	—	—
Operating costs and expenses:
Cost of goods sold	319.0	264.3	—	—	583.3
Operating expenses	17.7	22.9	—	0.1	40.7

Segment contribution margin	$25.4	$10.4	$—	$—	35.8

General and administrative expense					6.9
Depreciation and amortization					4.4
Losses on forward contract activities					0.1

Operating income					$24.4

Total assets	$252.1	$361.4	$—	$8.3	$621.8

Capital spending (excluding business combinations)	$7.5	$4.6	$—	$—	$12.1

(1)	Marketing operations were initiated on August 1, 2006 in conjunction with the Pride acquisition.

8.	Commitments and Contingencies

Litigation

Delek is subject to various claims and legal actions that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of any such matters known by management will not have a material adverse effect on Delek’s financial position or results of operations in future periods.

Self-insurance

Delek is self-insured for employee medical claims up to $0.1 million per employee per year or an aggregate cost exposure of approximately $3.8 million per year.

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

We engage an independent third party to assess the validity of our workers’ compensation and general liability self-insurance reserves. We adjust our overall reserve based on these semi-annual assessments.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

While it is often difficult to quantify future environmental-related expenditures, Delek anticipates that continuing capital investments will be required over the next several years to comply with existing regulations.

Based upon environmental evaluations performed by third parties subsequent to our purchase of the refinery, we recorded a liability of $7.5 million as of March 31, 2007, relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature which were assumed in connection with the refinery acquisition. This liability includes estimated costs for on-going remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $1.3 million of the undiscounted liability is expected to be expended within the next year with the remaining balance of $6.2 million, expendable within the next ten years.

Other than certain enforcement actions under discussion with the TCEQ, EPA and DOJ, and for which appropriate reserves have been accrued or for which we believe the outcome will be immaterial, we have not been named as defendant in any environmental, health or safety litigation.

The Federal Clean Air Act (CAA) authorizes the EPA to require modifications in the formulation of the refined transportation fuel products manufactured in order to limit the emissions associated with their final use. In December 1999, the EPA promulgated national regulations limiting the amount of sulfur to be allowed in gasoline at future dates. The EPA believes such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations required the phase-in of gasoline sulfur standards beginning in 2004, with the final reduction to the sulfur content of gasoline to an annual average level of 30 parts-per-million (ppm), and a per-gallon maximum of 80ppm to be completed by January 1, 2006. The regulation also included special provisions for small refiners or those receiving a waiver. Delek applied for a waiver from the EPA postponing requirements for the lowest gasoline sulfur standards, which was granted in the second quarter of 2006.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Letters of Credit

As of March 31, 2007, Delek had in place 22 letters of credit totaling approximately $177.6 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude and retail fuel.

9.	Related Party Transactions

At December 31, 2006, Delek Group Ltd. owned approximately 77% of our outstanding common stock. As a result, Delek Group Ltd. and its controlling shareholder, Mr. Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

On January 22, 2007, we granted 28,000 stock options to Gabriel Last under our 2006 Long-Term Incentive Plan. These options vest ratably over four years and have an exercise price of $16.00 per share and will expire on January 22, 2017. The grant to Mr. Last was a special, one-time grant in consideration of his supervision and direction of management and consulting services provided by Delek Group, Ltd. to us and not as compensation for his service as a director. This grant does not mark the adoption of a policy to compensate our non-employee related directors and we do not intend to issue further grants to Mr. Last in the future.

On December 10, 2006, we granted 28,000 stock options to Asaf Bartfeld under our 2006 Long-Term Incentive Plan. These options vest ratably over four years and have an exercise price of $17.64 per share and will expire on December 10, 2016. The grant to Mr. Bartfeld was a special, one-time grant in consideration of his supervision and direction of management and consulting services provided by Delek Group, Ltd. to us and not as compensation for his service as a director. This grant does not mark the adoption of a policy to compensate our non-employee related directors and we do not intend to issue further grants to Mr. Bartfeld in the future.

Effective January 1, 2006, Delek entered into a management and consulting agreement with Delek Group, pursuant to which key management personnel of Delek Group provide management and consulting services to Delek, including matters relating to long-term planning, operational issues and financing strategies. The agreement has an initial term of one year and will continue thereafter until either party terminates the agreement upon 30 days’ advance notice. As compensation, the agreement provides for payment to Delek Group of $125 thousand per calendar quarter payable within 90 days of the end of each quarter and reimbursement for reasonable out-of-pocket costs and expenses incurred.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of May 1, 2005, Delek entered into a consulting agreement with Greenfeld-Energy Consulting, Ltd., (Greenfeld) a company owned and controlled by one of Delek’s directors. Pursuant to the consulting agreement Delek compensated Greenfeld a monthly payment of approximately $7 thousand from May through August 2005 and a monthly payment of approximately $8 thousand commencing September 2005 through December 2006, plus reasonable expenses for consulting services relating to the refining industry performed personally by the director. In April 2006, Delek paid Greenfeld a bonus of $70 thousand for services rendered in 2005. Pursuant to the consulting agreement, on May 3, 2006 we granted Mr. Greenfeld options to purchase 130,000 shares of our common stock at $16.00 per share, our initial public offering price, pursuant to our 2006 Long-Term Incentive Plan. These options vest ratably over five years. The agreement continues in effect until terminated by either party upon six months advance notice to the other party.

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

10.	Subsequent Events

Calfee Acquisition

Pursuant to a purchase and sale agreement dated February 8, 2007, we agreed to purchase the assets of 107 retail fuel and convenience stores from Calfee Company of Dalton, Inc., and its affiliates (collectively Calfee). On April 5, 2007, we completed the purchase of assets related to 90 of the Calfee stores and began operating the remaining 17 stores pursuant to an operating and management agreement with Calfee. On April 20, 2007 and April 30, 2007, we completed the purchase of assets related to six and five of the Calfee stores, respectively. We expect the purchase of the assets related to the remaining six Calfee stores to be completed in the second quarter after necessary closing conditions are satisfied.

ITEM 2.	Managements Discussion and Analysis

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with Delek’s condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.

Forward-Looking Statements

This Annual Report contains “forward looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions, such as the incurrence of significant additional debt in connection with larger acquisitions;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one principal fuel supplier and one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	restrictive covenants in our debt agreements;

•	seasonality;

•	terrorist attacks;

•	potential conflicts of interest between our major stockholder and other stockholders;

•	other factors discussed under the heading “Managements Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the SEC.

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

Overview

We are a diversified energy business focused on petroleum refining, marketing and supply and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 bpd, along with an associated crude oil pipeline and light products loading facilities. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 395 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia.

The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in our refining segment include the refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, refinery utilization rates and planned maintenance activities or turnarounds. While our sales and operating refined petroleum product prices fluctuate significantly with movements in crude oil and refined petroleum product prices, it is the spread between crude oil and refined petroleum product prices, and not necessarily fluctuations in those prices that affects our earnings. We compare our per barrel refining operating margin to certain industry benchmarks, specifically the US Gulf Coast 5-3-2 crack spread. The US Gulf Coast 5-3-2 crack spread represents the differential between Platt’s quotations for 3/5 of a barrel of US Gulf Coast Pipeline 87 Octane Conventional Gasoline and 2/5 of a barrel of US Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) on the one hand, and the first month futures price of 5/5 of a barrel of light sweet crude oil on the New York Mercantile Exchange, on the other hand.

The cost to acquire the refined fuel products we sell to our wholesale customers in our marketing segment and at our convenience stores in our retail segment depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which , in turn, depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Our retail merchandise sales are driven by convenience, customer service, competitive pricing and branding. Motor fuel margin is sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon, or cpg, basis. Our motor fuel margins are impacted by local supply, demand, weather and competitor pricing.

As part of our overall business strategy, Delek regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.

Executive Summary of Recent Developments

Refining segment activity

Our average throughput for the first quarter of 2007 was 57,300 barrels per day compared to 59,600 for the first quarter of 2006. Our utilization rate equaled 88.4% during the first quarter of 2007. The reduction in total throughputs was the result of several maintenance outages, planned and unplanned, in the quarter.

Sales volume for the first quarter of 2007 was 55,900 barrels versus 54,300 barrels for the comparable period in the prior year. Completion of the revamp to our Distillate Desulfurization Unit in September 2006 allowed us to produce 100% Ultra Low Sulfur Diesel in the first quarter of 2007.

Our margin realization over the benchmark 5-3-2 Gulf Coast crack spread was 114% or $11.23 per barrel in the first quarter of 2007 versus 108% or $8.81 per barrel in the comparable period in 2006.

Continued optimization of the refinery operation allowed us to run over 2,500 barrels per day of West Texas Sour crude through the refinery and continue to maintain our light, high-value products at a 93% realization rate in the first quarter of 2007.

Marketing segment activity

Our marketing segment continues to build and produce solid operational results generating net sales for the 2007 first quarter of $120.7 million on sales of approximately 17,000 barrels per day of refined products.

Retail segment activity

In the first quarter of 2007, we continued to move forward with plans to expand our new MAPCO Mart concept store and our proprietary food service offering, GrilleMarxtm. Projects are underway to build 6-8 new MAPCO Mart’s in 2007 and re-image 60-80 existing stores to the MAPCO Mart image. Capital spent on these projects in the first quarter of 2007 totaled $0.9 million and we expect to spend $18.2 million over the entire year.

We continue to introduce new private label products and find demand for those products in our markets. Private labeled soft drinks represented 3.2% of soft drink category sales in the 2007 first quarter, which represents an 85 basis point increase over the comparable period in 2006. Private label water represented 6.3% of our dairy category sales in the 2007 first quarter. These products had not yet been introduced in the 2006 first quarter. We introduced private label bagged candy for the first time in the 2007 first quarter. We intend to continue to seek to grow this category during 2007 by introducing one new private label category every 60 days.

Utilizing Delek’s proprietary information technology platform, we successfully completed verification testing and were granted approval to begin beta-testing an interface to the BP electronic payment system through a mid-stream device supplied by Verifone. Completion of this development project allows full integration of all payment types through our proprietary point-of sale system. With the completion of the FAST acquisition in 2006, we now operate 37 convenience stores selling BP branded fuels. We are working to enable our platform to interface with other major oil brands’ electronic payment systems. This will allow ease of transaction for the customer and greater control of information flow for us.

In April 2007, we closed on the asset purchase of 101 of the Favorite Market stores owned by Calfee Company of Dalton, Inc. and its affiliates. This acquisition brings the number of our current stores in operation to nearly 500.

Strategic Initiatives

We are committed to improving stockholder value while maintaining financial stability and flexibility by continuing to seek to:

•	pursue opportunistic acquisitions that strengthen our core markets and leverage our core competencies;

•	conservatively manage operating expenses;

•	modernize, grow and improve the profitability of our operations through carefully evaluated capital investments;

•	return cash to investors through payment of cash dividends;

•	develop and refine innovative information technology applications for all business segments;

•	provide prudent and scalable capital structure; and

•	focus on health, safety and environmental compliance.

Market Trends

The results of operations from our refining segment are significantly affected by the cost of commodities.

The volatility in the energy markets continues in 2007, as high demand for refined products, production interruptions and continued uncertainty in several oil-producing regions of the world have resulted in product prices which outpace 2007 increases in crude oil and oil products prices when compared to 2006. The US Gulf Coast 5-3-2 crack spread ranged from a high of $17.82 per barrel to a low of $4.30 per barrel during the first quarter of 2007. The 5-3-2 crack spread averaged $9.85 per barrel during the first quarter of 2007 compared to an average of $8.13 in the first quarter of 2006.

Volatility in the wholesale cost of fuel has also continued to increase significantly due to the factors noted above. The US Gulf Coast price for Unleaded Gasoline ranged from a low of $1.30 a gallon to a high of $1.99 a gallon during the first quarter of 2007, which compares to a low of $1.44 per gallon to a high of $2.04 per gallon during the same period in 2006. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores. This may place pressure on in-store merchandise margins in our retail segment.

The cost of natural gas used for fuel in our refinery has also shown historic volatility. Our average cost of natural gas, per million British Thermal Units (MMBTU), increased to $6.76 per MMBTU in the first quarter of 2007 from $6.28 per MMBTU in the fourth quarter of 2006.

Factors Affecting Comparability

The comparability of our results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is affected by the following factors:

•	Completion of the Distillate Desulfurization Unit at the refinery in September 2006 generated specific federal tax credits and accelerated tax depreciation significantly reducing the effective income tax rate in the first quarter of 2007;

•	the completion of acquisitions, including the purchase of 43 retail fuel and convenience stores in Georgia and Tennessee and the completion of the purchase of refined petroleum product terminals, seven pipelines, storage tanks in separate transactions in the third quarter of 2006;

•	the receipt of approximately $166.9 million in proceeds of an initial public offering of our common stock in May 2006, after payment of offering expenses and underwriting discounts and commissions;

•	repayment of $42.5 million of related party debt in May 2006, and

•	an increase in general and administrative expenses due to the costs of operating as a public company.

Summary Financial and Other Information

The following table provides summary financial data for Delek.

	Three Months Ended March 31,
	2007	2006

Statement of Operations Data:
Net sales:
Refining	$353.9	$362.1
Marketing(1)	120.7	—
Retail	331.0	297.6
Other	—	0.1

Total	805.6	659.8
Expenses:
Cost of goods sold	706.3	583.3
Operating expenses	45.6	40.7
General and administrative expenses	12.2	6.9
Depreciation and amortization	7.0	4.4
Losses on forward contract activities	—	0.1

	771.1	635.4

Operating income	34.5	24.4

Interest expense	7.2	5.9
Interest income	(2.0)	(0.9)
Interest expense — related party	—	0.7
Other expenses, net	0.6	(0.8)

	5.8	4.9

Income before income tax expense	28.7	19.5
Income tax expense	7.8	6.6

Net income	$20.9	$12.9

Basic and diluted earnings per share:
Basic earnings per share	$0.41	$0.33

Diluted earnings per share	$0.40	$0.33

Weighted average shares, basic	51,139,869	39,389,869
Weighted average shares, diluted	52,153,729	39,389,869
Cash Flow Data:
Cash flows provided by (used in) operating activities	$42.3	$(8.1)
Cash flows provided by investing activities	24.0	15.3
Cash flows provided by (used in) financing activities	67.2	(0.3)

Net increase in cash and cash equivalents	$133.5	$6.9

	Three Months Ended March 31, 2007
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$356.7	$331.0	$117.9	$—	$805.6
Intercompany marketing fees and sales	(2.8)	—	2.8	—	—
Operating costs and expenses:
Cost of goods sold	300.2	291.5	114.6	—	706.3
Operating expenses	17.7	27.6	0.2	0.1	45.6

Segment contribution margin	$36.0	$11.9	$5.9	$(0.1)	53.7

General and administrative expense					12.2
Depreciation and amortization					7.0

Operating income					$34.5

Total assets	$340.7	$432.3	$92.5	$185.8	$1,051.3

Capital spending (excluding business combinations)	$5.9	$2.3	$—	$—	$8.2

	Three Months Ended March 31, 2006
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$362.1	$297.6	$—	$0.1	$659.8
Intercompany marketing fees and sales	—	—	—	—	—
Operating costs and expenses:
Cost of goods sold	319.0	264.3	—	—	583.3
Operating expenses	17.7	22.9	—	0.1	40.7

Segment contribution margin	$25.4	$10.4	$—	$—	35.8

General and administrative expense					6.9
Depreciation and amortization					4.4
Losses on forward contract activities					0.1

Operating income					$24.4

Total assets	$252.1	$361.4	$—	$8.3	$621.8

Capital spending (excluding business combinations)	$7.5	$4.6	$—	$—	$12.1

(1)	Marketing operations were initiated on August 1, 2006 in conjunction with the Pride acquisition.

Results of Operations

Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2007 versus the Three Months Ended March 31, 2006

For the three months ended March 31, 2007 and 2006, we generated net sales of $805.6 million and $659.8 million, respectively, and net income of $20.9 million and $12.9 million, respectively. The increase in both net sales and net income was primarily due to the contribution from the marketing segment which started operations in the third quarter of 2006 and the inclusion of sales from the Fast stores which were acquired in the third quarter of 2006.

Of the $145.8 million increase in net sales, $120.7 million relates to the new marketing segment, and $32.4 million was due to the Fast stores acquired in 2006. These increases were offset by lower fuel sales at our convenience stores as the average retail price per gallon fell five cents to $2.26 per gallon in the first quarter of 2007 compared to $2.31 per gallon in the first quarter of 2006.

Cost of goods sold was $706.3 million for the 2007 first quarter compared to $583.3 million for the comparable 2006 quarter, an increase of $123.0 million or 21%. Of this increase, $114.6 million resulted from the inclusion of the marketing segment costs and $28.6 million of the increase was due to inclusion of costs associated with the Fast stores acquired. These increases were partially offset by lower costs of crude oil in our refining segment.

Operating expenses were $45.6 million for the first quarter of 2007 compared to $40.7 million for the first quarter of 2006, an increase of $4.9 million or 12%. This increase was primarily driven by changes in the retail segment, including $2.6 million related to the Fast stores, $0.7 million related to new stores in the quarter and from higher utility, insurance and property tax expenses in our existing stores. The new marketing segment also contributed $0.2 million to the increased expenses.

General and administrative expenses were $12.2 million for the first quarter of 2007 compared to $6.9 million for the first quarter of 2006, an increase of $5.3 million. We do not allocate general and administrative expenses to the segments. The increase was primarily due to recognition of share-based compensation which was all contingently issuable in first quarter of 2006, increases in personnel, professional support and contractors as a result of the costs associated with the assets of the Fast stores acquired, the costs from the marketing segment, which started operations in the 2006 third quarter, being a public company and our efforts with Sarbanes-Oxley compliance. Delek has efforts underway toward meeting its requirement to certify compliance with the internal control requirements of Sarbanes-Oxley in 2007.

Depreciation and amortization was $7.0 million for the 2007 first quarter compared to $4.4 million for the comparable period in 2006. This increase was primarily due to the inclusion of depreciation expense associated with the Fast stores acquired in the third quarter of 2006 and depreciation expense associated with the Distillate Desulfurization Unit placed in service at the refinery in September 2006 neither of which had comparative depreciation in 2006.

Interest expense was $7.2 million in the 2007 first quarter compared to $5.9 million for the 2006 first quarter, an increase of $1.3 million. This increase was due to increased indebtedness associated with the acquisitions completed in the first quarter of 2006, and higher short-term interest rates. Interest income was $2.0 million for the first quarter of 2007 compared to $0.9 million for the first quarter of 2006, an increase of $1.1 million. This increase was due primarily to higher cash and short-term investment balances as a result of the refinery’s favorable operations, as well as the proceeds received from our initial public offering in May 2006. Interest expense from related party notes payable for the first quarter of 2006 was $0.7 million. There was no interest expense from related party notes in the first quarter of 2007, as all related party debt was repaid from proceeds received in our May 2006 initial public offering.

In the 2007 first quarter, we recognized a $0.6 million loss in the fair market value of our interest rate derivatives as compared to a gain of $0.9 million in the 2006 first quarter.

In the first quarter of 2006, we recorded a $0.1 million expense in connection with guarantee fees payable to Delek Group Ltd. relating primarily to the guaranty of a portion of our debt incurred in connection with the acquisition of the Tyler refinery. These guarantees were eliminated during the second quarter of 2006.

Income tax expense was $7.8 million for the first quarter of 2007, compared to $6.6 million for the first quarter of 2006, an increase of $1.2 million. This increase primarily resulted from our higher taxable income in the 2007 first quarter compared to the comparable period in 2006. Our effective tax rate was 27.2% for the first quarter of 2007, compared to 33.9% for the first quarter of 2006. The increase in income tax expense due to the increase in pre-tax income was partially offset by a decrease in our effective rate. The decrease in the effective tax rate was primarily due to federal tax credits related to production of ultra low sulfur diesel fuel, which began during the third quarter of 2006.

In 2006, we benefited from other tax incentives relating to our refinery operations. Substantially all refinery operations are conducted through a Texas limited partnership, which is not subject to Texas franchise tax. The limited partnership’s 0.1% general partner was subject to Texas franchise tax on its 0.1% share of refining operations. Additionally, all other Texas activity, including the marketing segment, has occurred in a limited partnership entity, also not subject to Texas franchise tax. Accordingly, the effective tax rate applicable to the refining and marketing segments is the federal tax rate plus a nominal amount of state franchise tax. Consequently, our consolidated effective tax rate was reduced by their proportionate contribution to our consolidated pretax earnings. The taxation of earnings in Texas is subject to change due to new legislation which will be effective January 1, 2007.

Delek benefits from federal tax incentives related to its refinery operations. Specifically, Delek was entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, Delek is entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items further reduced Delek’s effective federal tax rate to an amount that is significantly less than the statutory rate of 35% for the three months ended March 31, 2007.

Operating Segments

We review operating results in three reportable segments: refining, marketing and retail. In the third quarter of 2006, the marketing segment was added to track the activity associated with the sales of refined products on a wholesale basis. This activity was generated using the assets purchased from the Pride Companies in August 2006.

Refining Segment

	Three Months Ended
	March 31,
	2007	2006

Days operated in period	90	90
Total sales volume (average barrels per day)	55,851	54,267
Products manufactured (average barrels per day):
Gasoline	31,358	29,424
Diesel/Jet	20,665	23,838
Petrochemicals, LPG, NGLs	1,741	2,116
Other	2,102	3,341

Total production	55,866	58,719

Throughput (average barrels per day):
Crude oil	53,052	58,008
Other feedstocks	4,261	1,616

Total throughput	57,313	59,624

Per barrel of sales:
Refining operating margin	$10.67	$8.81
Refining operating margin excluding intercompany marketing service fees	$11.23	$8.81
Direct operating expenses	$3.52	$3.62
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$58.29	$63.34
US Gulf Coast 5-3-2 crack spread (per barrel)	$9.85	$8.13
US Gulf Coast Unleaded Gasoline (per gallon)	$1.63	$1.70
Low sulfur diesel (per gallon)	$1.75	$1.81
Natural gas (per MMBtu)	$7.19	$7.73

Net sales for the refining segment were $353.9 million for the three months ended March 31, 2007 compared to $362.1 million for the same period in 2006, a decrease of $8.2 million or 2.3%. Net sales were impacted by the mid-cycle refinery maintenance performed during the first quarter of 2007 and the average sales price per barrel of $70.07 as compared to $73.36 per barrel in the first quarter of 2006.

Cost of goods sold for our refining segment for the three months ended March 31, 2007 was $300.2 million compared to $319.0 million for the comparable period of 2006, a decrease of $18.8 million. This cost decrease was due to reduced production volume during the quarter. The average cost per barrel was $59.82 for the 2007 first quarter compared to $65.32 per barrel for the comparable period in 2006.

In conjunction with the Pride acquisition and the formation of our marketing segment in the third quarter of 2006, our refining segment entered into a service agreement with our marketing segment on October 1, 2006, which among other things, required it to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This service agreement lowered the refining margin achieved by our refining segment in the first quarter of 2007 by $0.56 per barrel to $10.67 per barrel. Without this fee, the refining segment would have achieved a refining operating margin of $11.23 per barrel in the 2007 first quarter, which was 114.0% of the U.S. Gulf Coast crack spread compared to $8.81 per barrel for the 2006 comparable period, which was 108.4% of the U.S. Gulf Coast crack spread.

Operating expenses were $17.7 million for the 2007 first quarter or $3.52 per barrel sold compared to $17.7 million for the 2006 first quarter or $3.62 per barrel sold. The reduction in operating expense per barrel sold was due primarily to lower natural gas costs which averaged $6.76 per MMBTU in 2007 first quarter compared to $7.53 per MMBTU during the 2006 first quarter. Segment contribution margin for the refining segment for 2007 represented 67% of our total segment contribution margin, or $36.0 million.

Marketing Segment

We initiated operations in our marketing segment during the third quarter of 2006 with the acquisition of the Pride assets. In this segment, we sell refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals.

Three Months Ended
March 31, 2007

Days operated in period	90
Total sales volume (average barrels per day)	16,978
Products sold (average barrels per day):
Gasoline	7,757
Diesel/Jet	9,142
Other	79

Total sales	16,978

Direct operating expenses (per barrel of sales)	$0.15

Net sales for the marketing segment were $120.7 million for the 2007 first quarter. Total sales volume averaged 16,978 barrels per day during this period. Net sales included $2.8 million of net service fees paid by our refining segment to our marketing segment. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services.

Cost of goods sold was $114.6 million for the first quarter of 2007, approximating a cost per barrel sold of $74.98. This cost per barrel resulted in an average gross margin of $4.02 per barrel. Additionally, we recognized gains during the 2007 first quarter of $0.4 million associated with settlement of nomination differences under long-term purchase contracts.

Operating expenses in the marketing segment were approximately $0.2 million for the 2007 first quarter primarily due to marketing utilities and insurance costs. Segment contribution margin for the marketing segment represented 11% of our total segment contribution margin, or $5.9 million.

Retail Segment

	Three Months
	Ended March 31,
	2007	2006

Number of stores (end of period)	395	349
Average number of stores	394	349
Retail fuel sales (thousands of gallons)	102,497	90,207
Average retail gallons per average number of stores (in thousands)	260	258

Retail fuel margin ($per gallon)	$0.123	$0.119
Merchandise sales (in thousands)	$81,793	$72,788

Merchandise margin %	32.5%	30.5%
Credit expense (% of gross margin)	8.0%	7.8%
Merchandise and cash over/short (% of net sales)	0.3%	0.3%
Operating expense/merchandise sales plus total gallons	14.4%	13.4%

Net sales for our retail segment in the 2007 first quarter increased 11.2% to $331.0 million from $297.6 million in the comparable 2006 period. This increase was primarily due to a 13.6% increase in retail fuel volumes sold, and the inclusion of sales from the acquisition of the Fast stores in the third quarter of 2006. The retail fuel price decreased 2.2% from an average price of $2.26 per gallon in the first quarter of 2007 when compared to an average price of $2.31 per gallon in the first quarter of 2006.

Retail fuel sales were 102.5 million gallons for the 2007 first quarter, compared to 90.2 million gallons for the 2006 first quarter. This increase was primarily due to the inclusion of the purchased Fast stores which increased fuel gallons sold by 11.0 million gallons. Comparable store gallons decreased 0.3% between the first quarter of 2007 and the first quarter of 2006. Total fuel sales, including wholesale dollars, increased 10.8% to $249.2 million in the first quarter of 2007. The increase was primarily due to the increase in gallons sold noted above which was offset by a decrease of $0.05 per gallon in the average retail price per gallon ($2.26 per gallon in the first quarter of 2007 compared to $2.31 per gallon in the first quarter of 2006).

Merchandise sales increased 12.4% to $81.8 million in the first quarter of 2007. The increase in merchandise sales was primarily due to $7.1 million in merchandise sales resulting from the inclusion of the 2006 acquisition of the Fast stores. Our comparable store merchandise sales increased by 1.7% due primarily to increases in our general merchandise food and fountain categories. The growth within these categories is driven primarily by demand for new product offerings and new merchandising layouts delivering on our neighborhood store strategy.

Cost of goods sold for our retail segment increased 10.3% to $291.5 million in the first quarter of 2007. This increase was primarily due to the inclusion of the Fast stores acquired which increased cost of goods sold by 10.8%.

Operating expenses were $27.6 million in the 2007 first quarter, an increase of $4.7 million, or 20.5%. This increase was due primarily to $2.6 million in store operating costs from the inclusion of the Fast stores purchased in the third quarter of 2006 and in our existing stores, higher utility, insurance and property tax expenses, as well as a continuing increase in credit card expense. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 14.4% in the first quarter of 2007 from 13.4% in the first quarter of 2006.

Segment contribution margin for the retail segment for the 2007 first quarter represented 22% of our total contribution margin or $11.9 million, compared to $10.4 million for the same quarter of 2006.

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

Additional capital may be required in order to consummate significant acquisitions. We will likely seek these additional funds from a variety of sources, including public debt and stock offerings, and borrowings under credit lines or other sources. There can be no assurance that we will be able to raise additional funds on favorable terms or at all.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,
	2007	2006

Cash Flow Data:
Cash flows provided by (used in) operating activities	$42.3	$(8.1)
Cash flows provided by investing activities	24.0	15.3
Cash flows provided by (used in) financing activities	67.2	(0.3)

Net increase in cash and cash equivalents	$133.5	$6.9

Cash Flows from Operating Activities

Net cash provided by operating activities was $42.3 million for the 2007 first quarter compared to an $8.1 million use of cash for 2006 first quarter. The increase in cash flows from operations in the first quarter of 2007 from the first quarter of 2006 was primarily due to an increase in net income, a $36.8 million reduction in inventories and other current assets and a $12.4 million increase in accounts payable and other current liabilities. These changes were partially offset by an $8.2 million increase in accounts receivable. The increase in income resulted in a corresponding increase in our income taxes payable during the current period.

Cash Flows from Investing Activities

Net cash provided by investing activities was $24.0 million for the 2007 first quarter compared to $15.3 million in the 2006 first quarter. This increase was partially a result of current period purchases and sales of short-term investments with a net increase in cash provided of $32.2 million in the first quarter of 2007 compared to cash provided of $24.5 million in 2006. Our short-term investments consist of market auction rate debt securities and municipal rate bonds, which we purchase from time to time using excess cash on deposit.

Cash used in investing activities includes our capital expenditures during the current period of approximately $8.2 million, of which $5.9 million was spent on projects at our refinery and $2.3 million in our retail segment. During the 2006 first quarter, we spent $3.4 million on regulatory and compliance projects at the refinery. In our retail segment, we spent $0.9 million completing the “raze and rebuild” of one store and initial investment in several new “raze and rebuild” projects.

Cash Flows from Financing Activities

Net cash provided from financing activities was $67.2 million in the first quarter of 2007, compared to net cash used of $0.3 million in the first quarter of 2006. The increase in cash provided from financing activities was primarily due to the execution of a credit agreement on March 30, 2007 with Lehman Commercial Paper, Inc. as administrative agent, Lehman Brothers Inc., as arranger and joint book runner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint book runner. The credit agreement provides for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the assets of Calfee Company of Dalton, Inc. and affiliates, and to pay related costs and expenses in April 2007.

Cash Position and Indebtedness

As of March 31, 2007, our total cash and cash equivalents were $235.1 million, investment grade short-term investments totaled $41.0 million and we had total indebtedness of approximately $356.5 million. Borrowing availability under our three separate revolving credit facilities was approximately $127.9 million and we had a total face value of letters of credit outstanding of $177.6 million. We were in compliance with our covenants in all debt facilities as of March 31, 2007.

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the 2007 first quarter were $8.2 million, of which approximately $5.9 million was spent in our refining segment, and $2.3 million in our retail segment.

Our total capital expenditure budget for the year ending December 31, 2007 is $115.1 million, of which we plan to spend approximately $25.0 million in the retail segment, $18.2 million of which is expected to consist of 6 to 8 new store builds and the re-imaging of 60 to 80 stores in our current portfolio. We have spent $2.3 million of the total retail budget in the first quarter of 2007. With respect to the refining segment, we plan to spend approximately $79.0 million from 2006 to the end of 2008 to comply with the CAA regulations requiring a reduction in sulfur content in gasoline. This reflects an upward revision of $14.2 million due to anticipated increases in skilled labor associated with the construction project. We also plan to spend approximately $51.2 million on crude optimization projects in 2007 and 2008, of which $19.0 million is planned to be spent in 2007. In addition, we plan to spend approximately $4.5 million for other environmental and regulatory projects in 2007. In the first quarter of 2007, we spent $3.5 million and $1.5 million, respectively, on regulatory and maintenance projects at the refinery, as well as an additional $0.9 million on discretionary projects.

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

During the first quarter of 2007, Delek entered into two forward fuel contracts with major financial institutions. The contracts fixed the purchase price of finished grade fuel for a predetermined number of units at a future date and had fulfillment terms of less than 90 days. In the comparable period in 2006, Delek had no fuel-related derivatives or forward contracts with financial institutions.

We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At March 31, 2007, we held approximately 1.2 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $51.85 per barrel. Replacement cost (FIFO) exceeded carrying value of LIFO costs by $20.0 million. We refer to this excess as our LIFO reserve.

Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $356.5 million as of March 31, 2007. We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments decreased by $.6 million for the quarter ended March 31, 2007 and increased by $.9 million for the quarter ended March 31, 2006. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreement taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect the interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical 1% change in interest rates on floating rate debt outstanding as of March 31, 2007 would be to change interest expense by $3.6 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of March 31, 2007, we had interest rate cap agreements in place representing $102.5 million in notional value with various settlement dates, the latest of which expires in July 2010. These interest rate caps range from 3.50% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.50% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was $2.8 million as of March 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Delek’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2007.

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

As of March 31, 2007, we used the net proceeds from the offering as follows:

•	to fully repay the $25.0 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek — The Israel Fuel Corporation Ltd. (Delek Fuel), one of our affiliates, which bore interest at a rate of 6.3% per year and had a maturity date of April 27, 2008;

•	to fully repay the $17.5 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Group Ltd., which bore interest at a rate of 7.0% per year and had a maturity date of April 27, 2010;

•	to pay expenses of $4.9 million associated with the offering;

•	to pay $23.0 million toward the purchase of the 43 retail locations from Fast Petroleum;

•	to pay $50.0 million toward the purchase of the Pride assets.

The remaining net proceeds from the offering continue to be invested in investment grade, short-term investments.

Item 6.	Exhibits

Exhibit No.		Description

10.1		First Amendment dated January 9, 2007 to the Credit Agreement dated July 31, 2006, by and between Delek Marketing & Supply, LP, and various financial institutions, from time to time, party to the Agreement, as Lenders, and Fifth Third Bank, Administrative Agent.
10.2		Purchase and Sale Agreement dated February 8, 2007, by and between MAPCO Express, Inc., Calfee Company of Dalton, Inc., FM Leasing, LP, FM Leasing I, LP, MF Leasing, LP, AC Stores, LP, Com-Pac Properties, LLC, Com-Pac Properties Group, LP and Favorite One Properties, LP.
10	.2(a)	First Amendment dated April 2, 2007, to the Purchase and Sale Agreement dated February 8, 2007, by and between MAPCO Express, Inc., Calfee Company of Dalton, Inc., FM Leasing, LP, FM Leasing I, LP, MF Leasing, LP, AC Stores, LP, Com-Pac Properties, LLC, Com-Pac Properties Group, LP and Favorite One Properties, LP.

Exhibit No.	Description

10.3	Seventh Amendment to Amended and Restated Credit Agreement entered into effective March 30, 2007, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc.
10.4	Credit Agreement dated March 30, 2007, by and between Delek US Holdings, Inc. and Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint bookrunner.
10.5	Letter Agreement dated September 1, 2004, by and between MAPCO Express, Inc. and Assaf Ginzburg.
10.6	Letter Agreement dated May 25, 2005, by and between MAPCO Express, Inc. and Edward A. Morgan.
10.7	Letter Agreement dated May 25, 2005, by and between Delek Refining, Inc. and Frederec Green.
10.8	Description of Director Compensation
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holding, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
President and Chief Executive Officer
(Principal Executive Officer) and Director

Dated: May 15, 2007

By:	/s/ Edward Morgan
Edward Morgan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 15, 2007

Exhibit No.		Description

10.1		First Amendment dated January 9, 2007, to the Credit Agreement dated July 31, 2006, by and between Delek Marketing & Supply, LP, and various financial institutions, from time to time, party to the Agreement, as Lenders, and Fifth Third Bank, Administrative Agent.
10.2		Purchase and Sale Agreement dated February 8, 2007, by and between MAPCO Express, Inc., Calfee Company of Dalton, Inc., FM Leasing, LP, FM Leasing I, LP, MF Leasing, LP, AC Stores, LP, Com-Pac Properties, LLC, Com-Pac Properties Group, LP and Favorite One Properties, LP.
10	.2(a)	First Amendment dated April 2, 2007, to the Purchase and Sale Agreement dated February 8, 2007, by and between MAPCO Express, Inc., Calfee Company of Dalton, Inc., FM Leasing, LP, FM Leasing I, LP, MF Leasing, LP, AC Stores, LP, Com-Pac Properties, LLC, Com-Pac Properties Group, LP and Favorite One Properties, LP.
10.3		Seventh Amendment to Amended and Restated Credit Agreement entered into effective March 30, 2007, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc.
10.4		Credit Agreement dated March 30, 2007, by and between Delek US Holdings, Inc. and Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint bookrunner.
10.5		Letter Agreement dated September 1, 2004, by and between MAPCO Express, Inc. and Assaf Ginzburg.
10.6		Letter Agreement dated May 25, 2005, by and between MAPCO Express, Inc. and Edward A. Morgan.
10.7		Letter Agreement dated May 25, 2005, by and between Delek Refining, Inc. and Frederec Green.
10.8		Description of Director Compensation
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.