Form 10-Q
period 2007-06-30
Delek US Holdings, Inc.
filed 2007-08-08
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

At July 27, 2007, there were 51,304,531 shares of Common Stock, $0.01 par value, outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In millions, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$61.0	$101.6
Short-term investments	214.4	73.2
Accounts receivable	108.3	83.7
Inventory	135.5	120.8
Other current assets	21.9	31.3

Total current assets	541.1	410.6

Property, plant and equipment:
Property, plant and equipment	581.6	493.1
Less: accumulated depreciation	(82.9)	(68.4)

Property, plant and equipment, net	498.7	424.7

Goodwill	80.7	80.7
Other intangibles, net	11.7	12.2
Other non-current assets	20.3	21.2

Total assets	$1,152.5	$949.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193.5	$175.5
Current portion of long-term debt and capital lease obligations	1.7	1.8
Note payable	27.0	19.2
Accrued expenses and other current liabilities	60.0	34.4

Total current liabilities	282.2	230.9
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	335.7	265.6
Environmental liabilities, net of current portion	8.2	9.3
Asset retirement obligations	3.2	3.3
Deferred tax liabilities	55.5	50.5
Other non-current liabilities	7.9	7.6

Total non-current liabilities	410.5	336.3
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 51,265,006 and 51,139,869 shares issued and outstanding, respectively	0.5	0.5
Additional paid-in capital	215.4	211.9
Retained earnings	243.9	169.8

Total shareholders’ equity	459.8	382.2

Total liabilities and shareholders’ equity	$1,152.5	$949.4

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions, except share and per share data)

Net sales	$1,103.0	$819.6	$1,908.6	$1,479.4
Operating costs and expenses:
Cost of goods sold	924.3	693.3	1,630.6	1,276.6
Operating expenses	55.9	43.4	101.5	84.1
General and administrative expenses	13.8	10.2	26.0	17.1
Depreciation and amortization	8.0	4.7	15.0	9.1
Losses on forward contract activities	—	—	—	0.1

	1,002.0	751.6	1,773.1	1,387.0

Operating income	101.0	68.0	135.5	92.4

Interest expense	8.3	5.7	15.5	11.6
Interest income	(3.2)	(1.6)	(5.2)	(2.5)
Interest expense to related parties	—	0.3	—	1.0
Other expenses (income), net	(0.4)	(0.5)	0.2	(1.3)

	4.7	3.9	10.5	8.8

Income before income tax expense	96.3	64.1	125.0	83.6
Income tax expense	29.1	21.9	36.9	28.5

Net income	$67.2	$42.2	$88.1	$55.1

Basic earnings per share	$1.31	$0.90	$1.72	$1.27

Diluted earnings per share	$1.29	$0.88	$1.69	$1.26

Weighted average common shares outstanding:
Basic	51,176,711	47,056,536	51,158,392	43,223,202

Diluted	52,255,690	48,144,592	52,206,022	43,767,230

Dividends declared per common share outstanding	$—	$—	$0.2725	$—

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2007	2006
	(In millions)

Cash flows from operating activities:
Net income	$88.1	$55.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.0	9.1
Amortization of deferred financing costs	2.6	1.8
Accretion of asset retirement obligations	0.2	0.2
Deferred income taxes	5.3	1.5
Loss (gain) on interest rate derivative instruments	0.2	(1.5)
Unrealized gain on short-term investments	—	(0.1)
Stock-based compensation expense	1.5	0.9
Income tax benefit of stock-based compensation	(0.2)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(24.6)	(34.6)
Inventories and other current assets	1.1	(15.7)
Accounts payable and other current liabilities	43.6	26.5
Non-current assets and liabilities, net	2.4	(2.7)

Net cash provided by operating activities	135.2	40.5

Cash flows from investing activities:
Purchases of short-term investments	(600.9)	(285.1)
Sales of short-term investments	459.7	203.6
Return of escrow deposit made with Escrow Agent	—	5.0
Business combinations, net of cash acquired	(72.2)	(0.2)
Purchases of property, plant and equipment	(27.0)	(43.4)

Net cash used in investing activities	(240.4)	(120.1)

Cash flows from financing activities:
Net proceeds from long-term revolver	13.8	3.0
Proceeds from other debt instruments	65.0	30.0
Payments on debt and capital lease obligations	(1.0)	(46.3)
Payments on note payable to related parties	—	(42.5)
Repayment of note receivable from related party	—	0.2
Proceeds from issuance of common stock	—	167.9
Proceeds from exercise of stock options	1.8	—
Income tax benefit of stock-based compensation	0.2	—
Dividends paid	(13.9)	—
Deferred financing costs paid	(1.3)	(0.2)

Net cash provided by financing activities	64.6	112.1

Net (decrease) increase in cash and cash equivalents	(40.6)	32.5
Cash and cash equivalents at the beginning of the period	101.6	62.6

Cash and cash equivalents at the end of the period	$61.0	$95.1

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest of $0.3 million and $0.5 million for the three and six months ended June 30, 2007, respectively	$10.8	$13.2

Income taxes	$1.4	$12.6

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements

1.	General

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

We are a controlled company under the rules and regulations of the New York Stock Exchange where our shares are traded under the symbol “DK.” Approximately 77% of our outstanding shares are beneficially owned by Delek Group Ltd. (Delek Group), a conglomerate that is domiciled and publicly traded in Israel. Delek Group has significant interests in fuel supply businesses and is controlled indirectly by Mr. Itshak Sharon (Tshuva).

Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, marketing and retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operating terminals. The retail segment markets gasoline, diesel and other refined petroleum products and convenience merchandise through a network of 502 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 7.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Short-Term Investments

Short-term investments, which consist of market auction rate debt securities and municipal rate bonds, are classified as “available for sale” under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At June 30, 2007, these securities had contractual maturities ranging from March 1, 2014 through October 1, 2041. Our stated investment policy is to sell these securities and repurchase similar securities at each auction date, which must not exceed 90 days and typically ranges from 7 to 35 days. Based on the historical practice of adhering to this investment policy and our intent to continue to adhere to this investment policy, we have classified these securities as short-term investments in the accompanying condensed consolidated balance sheets. These short-term investments are carried at fair value, which is based on quoted market prices.

Accounts Receivable

Accounts receivable primarily represent receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of $0.1 million as of both June 30, 2007 and December 31, 2006. All other accounts receivable amounts are considered to be fully collectible. Accordingly, no additional allowance was established as of June 30, 2007 and December 31, 2006.

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

Property, Plant and Equipment

Assets acquired by Delek in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in SFAS No. 141, Business Combinations (SFAS 141). Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management’s estimated useful lives of the assets or the remaining lease term.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, which are as follows:

Automobiles	3-5 years
Computer equipment and software	3-10 years
Refinery turnaround costs	4 years
Furniture and fixtures	5-15 years
Retail store equipment	7-15 years
Asset retirement obligation assets	15-36 years
Refinery machinery and equipment	15-40 years
Petroleum and other site (POS) improvements	8-40 years
Building and building improvements	40 years

Property, plant and equipment and accumulated depreciation by reporting segment as of June 30, 2007 are as follows:

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated

Property, plant and equipment	$153.1	$32.0	$396.5	$—	$581.6
Less: Accumulated depreciation	(10.5)	(1.5)	(70.9)	—	(82.9)

Property, plant and equipment, net	$142.6	$30.5	$325.6	$—	$498.7

Depreciation expense (three months ended June 30, 2007)	$2.1	$0.4	$5.2	$—	$7.7

Depreciation expense (six months ended June 30, 2007)	$3.9	$0.8	$9.8	$—	$14.5

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment.

Capitalized Interest

Delek had several capital projects in the refining segment and construction related to the new “prototype” stores being built in the retail segment. For the three and six months ended June 30, 2007, interest of $0.3 million and $0.5 million, respectively, was capitalized by the refining segment, while the retail segment capitalized a nominal amount of interest. There was no interest capitalized by the marketing segment for the three or six months ended June 30, 2007. There was no interest capitalized for the three or six months ended June 30, 2006.

Refinery Turnaround Costs

Refinery turnaround costs are incurred in connection with planned shutdown and inspections of the refinery’s major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. During December 2005, we successfully completed a major turnaround covering the fluid catalytic cracking

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

unit, sulfuric acid alkylation unit, sulfur recovery unit, amine unit and kerosene and gasoline treating units. The next planned turnaround activities are scheduled in late 2008.

Goodwill

Goodwill is accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This statement addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment tests based on their estimated fair value. In accordance with the provisions of SFAS 142, we perform an annual review of impairment of goodwill in the fourth quarter by comparing the carrying value of the applicable reporting unit to its estimated fair value. Additionally, goodwill is tested for impairment between annual reviews if an event occurs such that it would be more likely than not that a reduction in carrying amount has occurred. If the reporting unit’s carrying amount exceeds its fair value, the impairment test must be completed by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. We do not believe any goodwill impairment exists as of June 30, 2007.

Derivatives

Delek records all derivative financial instruments, including interest rate swap agreements, interest rate cap agreements, fuel-related derivatives and forward contracts at estimated fair value regardless of their intended use in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted. Changes in the fair value of the derivative instruments are recognized in operations as we have not elected to apply the hedging treatment permitted under the provisions of SFAS 133 allowing such changes to be classified as other comprehensive income. In the future, based on the facts and circumstances, we may elect to apply hedging treatment. We validate the fair value of all derivative financial instruments on a monthly basis, utilizing valuations from third party financial and brokerage institutions.

During 2007, Delek entered into several forward fuel contracts with major financial institutions. The contracts fixed the purchase price of finished grade fuel for a predetermined number of units at a future date and had fulfillment terms of less than 90 days. Delek recorded realized gains of $0.1 million and $0.5 million during the three and six months ended June 30, 2007, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.

In 2006, Delek had fuel-related derivatives of a nominal amount.

Fair Value of Financial Instruments

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments as of June 30, 2007 and December 31, 2006. Management estimates that book value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

Our debt and interest rate derivative financial instruments outstanding at June 30, 2007 and December 31, 2006 were executed with a limited number of financial institutions. The risk of counterparty default is limited to the unpaid portion of amounts due to us pursuant to the terms of the interest rate derivative agreements. The net amount due from these financial institutions at June 30, 2007 and December 31, 2006 totaled $3.2 million and $3.4 million, respectively, as discussed in Note 5.

All of our fuel-related derivative financial instruments outstanding at June 30, 2007 were executed with brokerage houses. The risk of counterparty default for brokerage houses, which are regulated by the Commodity Futures Trading Commission, is minimal since the balances are insured by the Federal Deposit

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Insurance Corporation. The net amount at risk at these firms at June 30, 2007 was $0.1 million. We did not have any fuel-related derivative financial instruments outstanding as of December 31, 2006.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of June 30, 2007 and December 31, 2006 is as follows (in millions):

	Six Months	Year Ended
	Ended June 30,	December 31,
	2007	2006

Beginning balance	$3.3	$3.4
Additional liabilities	—	0.6
Liabilities settled	(0.3)	(1.0)
Accretion expense	0.2	0.3

	$3.2	$3.3

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

Advertising Costs

Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the three and six months ended June 30, 2007 was $0.4 million and $1.0 million, respectively and $0.5 million and $0.7 million, respectively, for the three and six months ended June 30, 2006.

Operating Leases

Delek leases land and buildings under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. Some of these lease arrangements include fixed rental

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In July 2006, The FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits.

Delek adopted the provisions of FIN 48 beginning January 1, 2007. The adoption of this interpretation to all of Delek’s tax positions resulted in an increase in the liability for unrecognized tax benefits and a cumulative effect adjustment of $0.1 million recognized as an adjustment to retained earnings. At January 1, 2007, Delek had unrecognized tax benefits of $0.2 million which, if recognized, would affect our effective tax rate. There were no significant changes to the liability for unrecognized tax benefits during the six months ended June 30, 2007.

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

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. A nominal amount of interest was recognized related to unrecognized tax benefits upon adoption of FIN 48 and during the three and six months ended June 30, 2007.

Delek benefits from federal tax incentives related to its refinery operations. Specifically, Delek is entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, Delek is entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items reduces Delek’s federal effective tax rate to an amount that, for the three and six months ended June 30, 2007, is significantly less than the statutory rate of 35%.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Share

Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average common shares outstanding	51,176,711	47,056,536	51,158,392	43,223,202
Dilutive effect of equity instruments	1,078,979	1,088,056	1,047,630	544,028

Weighted average common shares outstanding, assuming dilution	52,255,690	48,144,592	52,206,022	43,767,230

Outstanding stock options totaling 864,195 and 1,755,496 common shares were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2007. Outstanding stock options totaling 1,708,990 common shares were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2006. These share equivalents did not have a dilutive effect under the treasury stock method.

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

Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2007 and 2006 was equivalent to net income for Delek.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In February 2007, the FASB published SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. While most of the provisions of this statement only apply to entities that elect the fair value option, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), applies to all entities with available-for-sale and trading securities. The fair value option established by this SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, is irrevocable once elected, and must be applied to entire instruments rather than to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are not currently contemplating electing to apply this standard to our financial instruments and we do not expect the amendment to SFAS 115 to have a material impact on our financial position or results of operations.

3.	Inventory

Carrying value of inventories consisted of the following (in millions):

	June 30,	December 31,
	2007	2006

Refinery raw materials and supplies	$28.1	$31.5
Refinery work in process	25.6	18.7
Refinery finished goods	15.6	22.9
Retail fuel	22.1	14.4
Retail merchandise	36.7	26.7
Marketing refined products	7.4	6.6

Total Inventories	$135.5	$120.8

At June 30, 2007 and December 31, 2006, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $23.6 million and $10.2 million, respectively.

Temporary Liquidations

During the second quarter of 2007, we incurred a temporary LIFO liquidation gain in our refinery inventory of $0.5 million, which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued expenses and other current liabilities in the accompanying June 30, 2007 condensed consolidated balance sheet.

During the second quarter of 2006, we incurred a temporary LIFO liquidation gain in our refinery inventory of $0.2 million, which was restored by the end of the year. The temporary LIFO liquidation gain was deferred as a component of accrued expenses and other current liabilities.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Permanent Liquidations

During the second quarter of 2007, we incurred a permanent reduction in the LIFO layer resulting in a liquidation gain in our refinery finished goods inventory in the amount of $1.5 million, in addition to the permanent reduction incurred during the first quarter of 2007 in the amount of $0.5 million. The total liquidation gain incurred in the six months ended June 30, 2007 was $2.0 million. This liquidation gain represents a reduction of approximately 227,000 barrels and was recognized as a component of cost of goods sold in the six month period ended June 30, 2007.

During the second quarter of 2006, we also incurred a permanent reduction to a LIFO layer, resulting in a liquidation gain in our refinery inventory of $1.0 million. This liquidation gain, which represented a reduction of approximately 77,000 barrels, was recognized as a component of cost of goods sold in the six month period ended June 30, 2006.

4.	Acquisitions

Calfee Acquisition

In the first quarter of 2007, Delek, through its Express subsidiary, agreed to purchase 107 retail fuel and convenience stores located in northern Georgia and eastern Tennessee, and related assets, from the Calfee Company of Dalton, Inc. and its affiliates (Calfee acquisition). We completed the purchase of 103 stores and assumed the management of all 107 stores in the second quarter of 2007. Delek purchased the assets for approximately $69.5 million.

In addition to the consideration paid as acquisition cost for the Calfee Acquisition, Delek incurred and capitalized $2.7 million in acquisition transaction costs. The allocation of the aggregate purchase price of the Calfee Acquisition is summarized as follows (in millions):

Inventory	$6.8
Property, plant and equipment	61.5
Other assets, including unallocated intangibles	4.1
Taxes payable and other liabilities	(0.2)

$72.2

The purchase of the remaining four locations closed on July 27, 2007. Of the 107 stores, Delek owns 70 of the properties and assumed leases for the remaining 37 properties.

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

$56.4

The above acquisitions were accounted for using the purchase method of accounting, as prescribed in SFAS 141 and the results of their operations have been included in the condensed consolidated statements of operations from the dates of acquisition. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values.

The final allocations of the Calfee, Fast and Pride acquisition purchase prices are subject to adjustments for a period not to exceed one year from the consummation date. The allocation periods are intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS 141 for all assets acquired and liabilities assumed and amounts that are determined because information that was not previously obtainable becomes obtainable.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Long-Term Obligations and Short-Term Note Payable

Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	June 30,	December 31,
	2007	2006

Senior Secured Credit Facility — Term Loan	$146.3	$147.1
Senior Secured Credit Facility — Revolver	65.5	59.5
Israel Discount Bank Note	30.0	30.0
Bank Leumi Note	30.0	30.0
Fifth Third Revolver	27.0	19.2
Lehman Note	65.0	—
Capital lease obligations	0.6	0.8

	364.4	286.6
Less:
Short-term note payable	27.0	19.2
Current portion of long-term debt	1.5	1.5
Current portion of capital lease obligations	0.2	0.3

	$335.7	$265.6

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

Senior Secured Credit Facility

On April 28, 2005, Delek executed an amended and restated credit agreement with a new syndicate of lenders and Lehman Commercial Paper Inc. serving as administrative agent (the Senior Secured Credit Facility) with a borrowing capacity available under the facility of $205.0 million.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

increased its commitment by an additional $50.0 million for a total commitment under the Senior Secured Credit Facility Revolver of $120.0 million.

Letters of Credit outstanding under the facility totaled $16.5 million at June 30, 2007.

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

The Senior Secured Credit Facility Term and Senior Secured Credit Facility Revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan (as defined in the Senior Secured Credit Facility). Interest is payable quarterly for Base Rate Loans and for the applicable interest period on Eurodollar Loans. As of June 30, 2007, the weighted average borrowing rate was 8.1% for the Senior Secured Credit Facility Term Loan and 8.0% for the Senior Secured Credit Facility Revolver. Additionally, the Senior Secured Credit Facility requires Delek to pay a quarterly fee of 0.5% per annum on the average available revolving commitment. Amounts available under the Senior Secured Credit Facility Revolver as of June 30, 2007 were approximately $38.0 million.

Delek incurred and capitalized $9.4 million in deferred financing expenses that will be amortized over the term of the facility. The Senior Secured Credit Facility requires compliance with certain financial and non-financial covenants. Delek was in compliance with all covenant requirements as of June 30, 2007.

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

Additionally, the SunTrust ABL Revolver supports Delek’s issuances of letters of credit in connection with the purchases of crude oil for use in the refinery process that at no time may exceed the aggregate borrowing capacity available under the SunTrust ABL Revolver. As of June 30, 2007, we had no outstanding borrowings under the agreement, but had issued letters of credit totaling approximately $146.5 million. Amounts available under the SunTrust ABL Revolver as of June 30, 2007 were approximately $153.4 million.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In connection with the execution of the SunTrust ABL Revolver and subsequent amendments in periods through June 30, 2007, Delek incurred and capitalized $7.9 million in deferred financing expenses that is amortized over the term of the facility.

The SunTrust ABL Revolver contains certain negative covenants and pledges which prohibit Delek from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against or with respect to the refinery. In addition, we are subject to certain financial and non-financial covenants in the event that availability under the borrowing base is less than $30.0 million on any date. Delek was in compliance with all covenant requirements as of June 30, 2007.

Israel Discount Bank Note

On April 26, 2005, Delek entered into a $30.0 million promissory note with Israel Discount Bank of New York (the Israel Discount Bank Note). The proceeds of this note were used to fund a portion of the refinery acquisition. The Israel Discount Bank Note was to mature on April 30, 2007, and bears interest, payable quarterly, at a spread of 1.375% over the 90 day London Inter Bank Offering Rate (LIBOR), with the first interest payment due in April 2006. In November 2005, we repaid $10.0 million of this note, reducing the outstanding principal indebtedness to $20.0 million. On May 23, 2006, all remaining principal and interest outstanding under the Israel Discount Bank Note was paid with the proceeds from the IDB Note discussed below, and a Delek Group guaranty of the Israel Discount Bank Note and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.

Bank Leumi Note

On April 27, 2005, Delek entered into a $20.0 million promissory note with Bank Leumi (the Bank Leumi Note). The proceeds of the Bank Leumi Note were used to fund a portion of the refinery acquisition. The Bank Leumi Note was to mature on April 27, 2007, and bears interest, payable quarterly, at a spread of 1.375% per year over the LIBOR rate (as defined in the note) for a three month term, with the first interest payment due in April 2006. In November 2005, we repaid $10.0 million of this note, reducing the outstanding principal indebtedness as of December 31, 2005 to $10.0 million. On May 23, 2006, all remaining principal and interest outstanding under the Bank Leumi Note was paid with the proceeds from the IDB Note discussed below, and a Delek Group guaranty of the Bank Leumi Note and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.

On July 27, 2006, Delek executed a $30.0 million promissory note in favor of Bank Leumi. The proceeds of this note were used to fund a portion of the acquisition of a new Delek subsidiary, Delek Marketing & Supply, LP. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted), as defined in the note, for interest periods of 30, 90 or 180 days as selected by Delek with the first interest payment due on October 24, 2006. As of June 30, 2007, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 7.4%.

IDB Note

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (the IDB Note). The proceeds of the IDB Note were used to repay the outstanding $10.0 million of indebtedness under the Bank Leumi Note defined above and to refinance the $20.0 million outstanding principal indebtedness under the Israel Discount Bank Note. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.0% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by Delek. As of June 30, 2007, the weighted average borrowing rate for amounts borrowed under the IDB Note was 7.3%.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Guarantee Fees

In connection with the issuances in 2005 of the Israel Discount Bank Note and Bank Leumi Note, Delek Group entered into guarantees for the benefit of Delek and in favor of Israel Discount Bank of New York and Bank Leumi. The guarantees required Delek Group to guarantee our obligations in the event we were unable to perform under the requirements of the notes. In exchange for the guarantees, Delek agreed to pay Delek Group an annual fee equal to 1.5% of the guaranteed amount payable ratably in four equal installments during the term of the guarantees. These guarantees were terminated upon payment of the obligations outstanding under the Israel Discount Bank Note and Bank Leumi Note on May 23, 2006 and all outstanding guaranty fees were paid.

Fifth Third Revolver

In conjunction with the Pride Acquisition discussed in Note 4, on July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this revolver were used to fund the working capital needs of a new subsidiary, Delek Marketing & Supply, LP. The Fifth Third revolver initially matured on July 30, 2007, but on July 27, 2007 the maturity was extended until January 31, 2008. The revolver bears interest, payable for the applicable interest period, at a spread of 1.5% to 2.5%, as determined by a leverage-based pricing matrix, per year over the LIBOR. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply LP. As of June 30, 2007, the weighted average borrowing rate for amounts borrowed was 7.4%. Amounts available under the Fifth Third revolver as of June 30, 2007 were approximately $23.0 million. We are required to comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of June 30, 2007.

Lehman Credit Agreement

On March 30, 2007, Delek entered into a credit agreement with Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint book runner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint book runner. The credit agreement provides for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the assets of Calfee Company of Dalton, Inc. and affiliates, and to pay related costs and expenses in April 2007. The loans become due on March 30, 2009 and bear interest, at Delek’s election in accordance with the terms of the credit agreement, at either a Base Rate or Eurodollar rate, plus in each case, an applicable margin of initially 1% in respect of Base Rate loans, and 2% in respect of Eurodollar loans, which applicable margin is subject to increase depending on the number of days the loan remains outstanding. Interest is payable quarterly for Base Rate loans and for the applicable interest period for Eurodollar loans. As of June 30, 2007, the weighted average borrowing rate was 7.3%. In connection with the execution of this agreement, Delek incurred and capitalized $0.8 million in deferred financing costs that will be amortized over the term of the facility. We are required to comply with certain financial and non-financial covenants under this credit agreement. We were in compliance with all covenant requirements as of June 30, 2007.

Interest-Rate Derivative Instruments

Delek had interest rate cap agreements in place totaling $101.3 million and $128.8 million of notional principal amounts at June 30, 2007 and December 31, 2006, respectively. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility and previous indebtedness. However, as we have elected to not apply the permitted hedge treatment, including formal hedge designation and documentation, in accordance with the provisions of SFAS 133, the fair value of the derivatives is recorded in the balance sheet with the offsetting entry to earnings. The derivative instruments mature on various dates ranging from July 2008 through July 2010. The estimated fair

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

value of interest rate swap and interest rate cap agreements at June 30, 2007 and December 31, 2006 totaled $3.2 million and $3.4 million, respectively, and was recorded in other non-current assets in the accompanying condensed consolidated balance sheets.

In accordance with SFAS 133, as amended, we recorded non-cash expense (income) representing the change in estimated fair value of the interest rate swap and interest rate cap agreements of $(0.4) million and $0.2 million, respectively, for the three and six months ended June 30, 2007 and $(0.6) million and $(1.5) million for the three and six months ended June 30, 2006.

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

Compensation Expense Related to Equity-based Awards

Compensation expense for the equity-based awards amounted to $0.8 million ($0.5 million, net of taxes) and $1.5 million ($1.1 million, net of taxes), respectively for the three and six months ended June 30, 2007 and $0.9 million ($0.6 million, net of taxes) for the three and six months ended June 30, 2006. These amounts were included in general and administrative expenses in the accompanying statements of operations.

Unrecognized Compensation Costs Related to Equity-based Awards

As of June 30, 2007, there was $9.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.3 years.

7.	Segment Data

With the purchase of assets in the Pride acquisition in August 2006, we now report our operating results in three segments: refining, marketing and retail. Decisions concerning the allocation of resources and

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.

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

Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. This segment also provides marketing services to the Tyler refinery.

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 502 company-operated retail fuel and convenience stores throughout the southeastern United States as of June 30, 2007. Of that total, 267 are located in Tennessee, 96 in Alabama, 81 in Georgia, 36 in Virginia, and 15 are in Arkansas. The remaining stores are in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names “MAPCO Mart”, “MAPCO Express”, “Discount Food Mart”, “East Coast®”, “Fast Food and Fuel” and “Favorite Markets”.

There were $3.8 million and $6.6 million of inter-segment sales and purchases in the three and six months ended June 30, 2007, respectively. There were $0.2 million of inter-segment sales and purchases in the three or six months ended June 30, 2006. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and For the Three Months Ended June 30, 2007
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$439.1	$486.4	$177.4	$0.1	$1,103.0
Intercompany marketing fees and sales	(3.8)	—	3.8	—	—
Operating costs and expenses:
Cost of goods sold	321.9	430.8	171.6	—	924.3
Operating expenses	18.3	37.2	0.3	0.1	55.9

Segment contribution margin	$95.1	$18.4	$9.3	$—	122.8

General and administrative expense					13.8
Depreciation and amortization					8.0

Operating income					$101.0

Total assets	$418.1	$522.3	$97.2	$114.9	$1,152.5

Capital spending (excluding business combinations)	$13.7	$5.1	$—	$—	$18.8

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	As of and For the Three Months Ended June 30, 2006
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$454.0	$365.6	$—	$—	$819.6
Intercompany marketing fees and sales	—	—	—	—	—
Operating costs and expenses:
Cost of goods sold	369.2	324.2	—	(0.1)	693.3
Operating expenses	17.2	26.1	—	0.1	43.4

Segment contribution margin	$67.6	$15.3	$—	$—	82.9

General and administrative expense					10.2
Depreciation and amortization					4.7

Operating income					$68.0

Total assets	$311.4	$369.7	$—	$122.3	$803.4

Capital spending (excluding business combinations)	$24.6	$6.7	$—	$—	$31.3

	For the Six Months Ended June 30, 2007
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$795.8	$817.3	$295.3	$0.2	$1,908.6
Intercompany marketing fees and sales	(6.6)	—	6.6	—	—
Operating costs and expenses:
Cost of goods sold	622.1	722.3	286.2	—	1,630.6
Operating expenses	36.0	64.8	0.5	0.2	101.5

Segment contribution margin	$131.1	$30.2	$15.2	$—	176.5

General and administrative expense					26.0
Depreciation and amortization					15.0

Operating income					$135.5

Capital spending (excluding business combinations)	$19.5	$7.5	$—	$—	$27.0

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Six Months Ended June 30, 2006
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$816.1	$663.2	$—	$0.1	$1,479.4
Intercompany marketing fees and sales	—	—	—	—	—
Operating costs and expenses:
Cost of goods sold	688.2	588.5	—	(0.1)	1,276.6
Operating expenses	34.9	49.0	—	0.2	84.1

Segment contribution margin	$93.0	$25.7	$—	$—	118.7

General and administrative expense					17.1
Depreciation and amortization					9.1
Losses on forward contract activities					0.1

Operating income					$92.4

Capital spending (excluding business combinations)	$32.1	$11.3	$—	$—	$43.4

(1)	Marketing operations were initiated on August 1, 2006 in conjunction with the Pride acquisition.

8.	Commitments and Contingencies

Litigation

Delek is subject to various claims and legal actions that arise in the ordinary course of its business. In the opinion of management, the ultimate resolution of any such matters known by management will not have a material adverse effect on Delek’s financial position or results of operations in future periods.

Self-insurance

Delek is self-insured for employee medical claims up to $0.1 million per employee per year or an aggregate cost exposure of approximately $5.5 million per year.

Delek is self-insured for workers’ compensation claims for the refining, marketing and retail segments up to $1.0 million on a per claim basis. We self-insure for general liability claims for the refining, retail and marketing segments up to $1.0 million on a per occurrence basis. We self-insure for auto liability for the refining, retail and marketing segments up to $1.0 million on a per accident basis.

The refining, marketing and retail segments have $300.0 million in umbrella liability limits available.

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

Based upon environmental evaluations performed by third parties subsequent to our purchase of the refinery, we recorded a liability of $7.1 million as of June 30, 2007, relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature which were assumed in connection with the refinery acquisition. This liability includes estimated costs for on-going remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $0.7 million of the undiscounted liability is expected to be expended within the next year with the remaining balance of $6.4 million, expendable within the next ten years.

In late 2004, the prior refinery owner began consent decree negotiations with the Environmental Protection Agency (EPA) and Department of Justice (DOJ) with respect to a settlement of issues concerning the application of air quality requirements to past and future operations at the refinery. The prior refinery owner was expected to reach a final settlement by the end of 2005, however no agreement was reached and no further discussions occurred in 2006. Nonetheless, Delek voluntarily completed certain capital projects at the refinery that it believes will be required by the proposed consent decree. These projects include a new electrical substation to increase operational reliability and additional sulfur removal capacity to reduce S02 emissions.

In June 2007, the EPA and DOJ resumed consent decree negotiations with the prior owner of the refinery. Although the violations alleged as the basis for the consent decree occurred prior to Delek’s ownership and operation of the refinery, we are currently engaged in discussions with the EPA and DOJ based upon the premise that we may be willing to voluntarily join the prior owner as a party to the consent decree. As noted above, Delek has completed several capital projects that it believes will be required by the consent decree. At this point in time, we believe that any capital projects that may be required by the consent decree have either been completed or will not have a material adverse effect upon our future financial results. In addition, the consent decree is expected to require certain on-going operational changes that will increase future operating expenses at the refinery. At this point in time, we believe any such costs will not have a material adverse effect upon our future financial results.

Other than certain enforcement actions under discussion with the Texas Commission on Environmental Quality (TCEQ), EPA and DOJ, and for which appropriate reserves have been accrued or for which we believe the outcome will be immaterial, we have not been named as defendant in any environmental, health or safety litigation.

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

Contemporaneous with the refinery purchase, Delek became a party to a Waiver and Compliance Plan with the EPA that extended the implementation deadline for low sulfur gasoline to May 2008, based on the capital investment option we chose. In return for the extension, we agreed to produce 95% of the diesel fuel at the refinery with a sulfur content of 15 ppm or less by June 1, 2006. In order to achieve this goal, we needed to complete the modification and expansion of an existing diesel hydrotreater. Due to construction delays

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

which were the result of the impact of Hurricanes Katrina and Rita on the availability of construction resources, Delek requested, and received, a modification to our Compliance Plan which, among other things, granted an additional three months in which to complete the project. This project was completed in the third quarter of 2006. As required by the compliance plan, Delek purchased and retired diesel sulfur credits to offset the volume of high sulfur diesel produced during the three month extension.

Regulations promulgated by TCEQ require the use of only Low Emission Diesel (LED) in counties east of Interstate 35 beginning in October 2005. Delek has received approval to meet these requirements by selling diesel that meets the criteria in an Alternate Emissions Reduction Plan on file with the TCEQ through the end of 2007 or through the use of approved additives either before or after December 2007.

The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of the refinery’s ordinary operations, waste is generated, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund. At this time, we have not been named a party at any Superfund sites and under the terms of the refinery purchase agreement, we did not assume any liability for wastes disposed of prior to our ownership.

Vendor Commitments

Delek maintains an agreement with a significant vendor that requires the purchase of certain general merchandise exclusively from this vendor over a specified period of time. Additionally, we maintain agreements with certain fuel suppliers which contain terms which generally require the purchase of predetermined quantities of third-party branded fuel for a specified period of time. In certain fuel vendor contracts, penalty provisions exist if minimum quantities are not met.

Letters of Credit

As of June 30, 2007, Delek had in place letters of credit totaling approximately $163.9 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude and fuel for our retail and convenience stores.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

On January 22, 2007, we granted 28,000 stock options to Gabriel Last, one of our directors, under our 2006 Long-Term Incentive Plan. These options vest ratably over four years, have an exercise price of $16.00 per share and will expire on January 22, 2017. The grant to Mr. Last was a special, one-time grant in consideration of his supervision and direction of management and consulting services provided by Delek Group, Ltd. to us. The grant was not compensation for his service as a director. This grant does not mark the adoption of a policy to compensate our non-employee related directors and we do not intend to issue further grants to Mr. Last in the future.

On December 10, 2006, we granted 28,000 stock options to Asaf Bartfeld, one of our directors, under our 2006 Long-Term Incentive Plan. These options vest ratably over four years, have an exercise price of $17.64 per share and will expire on December 10, 2016. The grant to Mr. Bartfeld was a special, one-time grant in consideration of his supervision and direction of management and consulting services provided by Delek Group, Ltd. to us. The grant was not compensation for his service as a director. This grant does not mark the adoption of a policy to compensate our non-employee related directors and we do not intend to issue further grants to Mr. Bartfeld in the future.

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

As of May 1, 2005, Delek entered into a consulting agreement with Greenfeld-Energy Consulting, Ltd., (Greenfeld) a company owned and controlled by one of Delek’s directors. Under the terms of the agreement, the director personally provides consulting services relating to the refining industry and Greenfeld receives monthly consideration and reimbursement of reasonable expenses. From May through August 2005, Delek paid Greenfeld approximately $7 thousand per month. Since September 2005, Delek has paid Greenfeld a monthly payment of approximately $8 thousand. In April 2006, Delek paid Greenfeld a bonus of $70 thousand for services rendered in 2005. Pursuant to the agreement, on May 3, 2006 we granted Mr. Greenfeld options to purchase 130,000 shares of our common stock at $16.00 per share, our initial public offering price, pursuant to our 2006 Long-Term Incentive Plan. These options vest ratably over five years. The agreement continues in effect until terminated by either party upon six months advance notice to the other party.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Subsequent Events

Investment in Lion Oil Company

On July 12, 2007, Delek entered into agreements with various sellers, including a subsidiary of Morgan Stanley Capital Group, Inc., to acquire approximately 28.3% of the issued and outstanding shares of common stock, par value $0.10 per share, of Lion Oil Company (Lion Oil). Total cash consideration to be paid to the Sellers by Delek at closing will equal approximately $65.4 million. In addition to cash consideration, Delek will issue 1,916,667 unregistered shares of Delek common stock, par value $0.01 per share, to one of the sellers at closing.

The closing of each transaction is subject to Delek’s acquisition, in the aggregate, of at least 25% of the issued and outstanding shares of Lion Oil, and other customary closing conditions and government approvals. The transactions are anticipated to close during the third quarter of 2007.

Lion Oil, a privately held Arkansas corporation, owns and operates a 75,000 barrel per day, high conversion crude oil refinery in El Dorado, Arkansas, three crude oil pipelines and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s 188 convenience stores in the Memphis and Nashville markets.

Dividend Declaration

On August 7, 2007, Delek announced that its Board of Directors had declared a quarterly cash dividend of $0.0375 per share, payable on September 7, 2007, to stockholders of record on August 20, 2007.

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

Forward-Looking Statements

This Form 10-Q contains “forward looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions, such as the incurrence of significant additional debt in connection with larger acquisitions;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one principal fuel supplier and one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses, power outages and other matters beyond our control;

•	increases in our debt levels;

•	restrictive covenants in our debt agreements;

•	seasonality;

•	terrorist attacks;

•	potential conflicts of interest between our major stockholder and other stockholders;

•	other factors discussed under the heading “Managements Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the SEC.

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

Overview

We are a diversified energy business focused on petroleum refining, marketing and supply and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (bpd), along with an associated crude oil pipeline and light products loading facilities. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 502 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia.

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

As part of our overall business strategy, we regularly evaluate opportunities to expand and complement our business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

Executive Summary of Recent Developments

Refining segment activity

Our average throughput for the second quarter of 2007 was 57,100 barrels per day compared to 57,300 for the second quarter of 2006. Our utilization rate equaled 92.4% during the second quarter of 2007. The reduction in total throughputs was the result of both weather related power blinks and unplanned maintenance outages in the quarter.

During the second quarter of 2007, east Texas experienced weather-related events that caused multiple power blinks and interrupted production at the refinery. During July 2007, we commenced operation of a new 138kV power substation at the refinery that we expect to provide a more reliable, independent power supply for the refinery.

Sales volume for the second quarter of 2007 was 53,800 barrels per day versus 57,000 barrels per day for the comparable period in the prior year. The power outages discussed above resulted in short-term inventory shortages at our Tyler terminal, which contributed to the decrease in sales volume.

Our margin realization, excluding intercompany service fees, was $23.94 per barrel sold in the second quarter of 2007 versus $16.34 per barrel sold in the comparable period in 2006. Demand for both gasoline and diesel remained strong in the 2007 second quarter. Across the country the refining industry suffered higher than normal unplanned downtime in the 2007 second quarter. This placed demand pressure on supply. Also, summer’s more stringent product specifications further tightened product supply. Both of these factors allowed us to recognize greater margin on our production of both gasoline and diesel.

Continued optimization of the refinery operation allowed us to run over 3,700 barrels per day of West Texas Sour (WTS) crude through the refinery and continue to maintain our light, high-value products at a 92% realization rate in the second quarter of 2007. In June 2007, the refinery utilized 5,000 barrels per day of WTS.

Marketing segment activity

Our marketing segment generated net sales for the 2007 second quarter of $181.2 million on sales of approximately 20,300 barrels per day of refined products. This segment was formed in August 2006 with the completion of the Pride acquisition.

Retail segment activity

In the second quarter of 2007, we continued to move forward with plans to expand our new MAPCO Mart concept store and our proprietary food service offering, GrilleMarxtm. Projects are underway to build 4 to 6 new MAPCO Marts in 2007 and re-image 60-80 existing stores to the MAPCO Mart image. Capital spent on these projects in the six months ended June 30, 2007 totaled $2.5 million and we expect to spend $18.2 million over the entire fiscal year 2007.

We continue to introduce new private label products and find demand for those products in our markets. In the second quarter of 2007, we measured the impact of private label products excluding our newly acquired Calfee stores. Private label soft drinks represented 3.3% of soft drink category sales, which represents a 10 basis point increase over the first quarter of 2007. Private label water represented 8.3% of our dairy category sales in the 2007 second quarter, which represents a 194 basis point increase from the first quarter of 2007. Private label water had not yet been introduced in the 2006 second quarter. We introduced private label bagged candy for the first time in the 2007 first quarter and by the 2007 second quarter it represented 4.5% of candy sales. Overall, private label products represented 1.6% of total merchandise sales for the second quarter of 2007, compared to 1.2% in the first quarter of 2007. During the second quarter of 2007, we introduced a line of private label energy drinks and expanded our private label soft drink line with new flavors and diet offerings. We intend to continue to seek to grow the private label category during 2007 by introducing new products on a regular basis.

In April 2007, we closed on the asset purchase of the Favorite Markets stores owned by Calfee Company of Dalton, Inc. and its affiliates. This acquisition brings the total number of company-operated stores to 502.

Strategic Initiatives

We are committed to improving stockholder value while maintaining financial stability and flexibility by continuing to seek to:

•	focus on health, safety and environmental compliance;

•	pursue opportunistic acquisitions that strengthen our core markets and leverage our core competencies;

•	conservatively manage operating expenses;

•	modernize, grow and improve the profitability of our operations through carefully evaluated capital investments;

•	develop and refine innovative information technology applications for all business segments;

•	provide prudent and scalable capital structure; and

•	return cash to investors through payment of cash dividends.

Market Trends

The results of operations from our refining segment are significantly affected by the cost of commodities.

The volatility in the energy markets continues in 2007, as high demand for refined products, production interruptions and continued uncertainty in several oil-producing regions of the world have resulted in product prices which outpace 2007 increases in crude oil and oil products prices when compared to 2006. The US Gulf Coast 5-3-2 crack spread ranged from a high of $33.32 per barrel to a low of $14.33 per barrel during the second quarter of 2007. The 5-3-2 crack spread averaged $23.10 per barrel during the second quarter of 2007 compared to an average of $15.38 in the second quarter of 2006.

Volatility in the wholesale cost of fuel has also continued to increase significantly due to the factors noted above. The US Gulf Coast price for unleaded gasoline ranged from a low of $1.95 per gallon to a high of $2.60 per gallon during the second quarter of 2007, which compares to a low of $1.93 per gallon to a high of $2.31 per gallon during the same period in 2006. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores. This may place pressure on in-store merchandise margins in our retail segment.

The cost of natural gas used for fuel in our refinery has also shown historic volatility. Our average cost of natural gas increased to $6.90 per million British Thermal Units (MMBTU) in the second quarter of 2007 from $6.76 per MMBTU in the first quarter of 2007.

Factors Affecting Comparability

The comparability of our results of operations for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006 was affected by the following factors:

•	completion of the Distillate Desulfurization Unit at the refinery in September 2006 which allowed for accelerated tax depreciation and generated specific federal tax credits that significantly reduced the effective income tax rate in the first six months of 2007;

•	the completion of acquisitions, including the second quarter of 2007 inclusion of the 107 Calfee retail and convenience stores, three of which do not sell fuel, located primarily in eastern Tennessee and northern Georgia, the third quarter of 2006 purchase of 43 retail fuel and convenience stores in Georgia and Tennessee and the completion of the purchase of refined petroleum product terminals, seven pipelines, storage tanks in separate transactions in the third quarter of 2006.

Summary Financial and Other Information

The following table provides summary financial data for Delek.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Statement of Operations Data:
Net sales:
Refining	$435.3	$454.0	$789.2	$816.1
Marketing(1)	181.2	—	301.9	—
Retail	486.4	365.6	817.3	663.2
Other	0.1	—	0.2	0.1

	1,103.0	819.6	1,908.6	1,479.4
Total
Expenses:
Cost of goods sold	924.3	693.3	1,630.6	1,276.6
Operating expenses	55.9	43.4	101.5	84.1
General and administrative expenses	13.8	10.2	26.0	17.1
Depreciation and amortization	8.0	4.7	15.0	9.1
Losses on forward contract activities	—	—	—	0.1

	1,002.0	751.6	1,773.1	1,387.0

Operating income	101.0	68.0	135.5	92.4

Interest expense	8.3	5.7	15.5	11.6
Interest income	(3.2)	(1.6)	(5.2)	(2.5)
Interest expense — related party	—	0.3	—	1.0
Other expenses, net	(0.4)	(0.5)	0.2	(1.3)

	4.7	3.9	10.5	8.8

Income before income tax expense	96.3	64.1	125.0	83.6
Income tax expense	29.1	21.9	36.9	28.5

Net income	$67.2	$42.2	$88.1	$55.1

Basic and Diluted earnings per share:
Basic earnings per share	$1.31	$0.90	$1.72	$1.27

Diluted earnings per share	$1.29	$0.88	$1.69	$1.26

Weighted average shares, basic	51,176,711	47,056,536	51,158,392	43,223,202
Weighted average shares, diluted	52,255,690	48,144,592	52,206,022	43,767,230

	As of and For the Three Months Ended June 30, 2007
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Segment Data:
Net sales (excluding intercompany marketing fees and sales)	$439.1	$486.4	$177.4	$0.1	$1,103.0
Intercompany marketing fees and sales	(3.8)	—	3.8	—	—
Operating costs and expenses:
Cost of goods sold	321.9	430.8	171.6	—	924.3
Operating expenses	18.3	37.2	0.3	0.1	55.9

Segment contribution margin	$95.1	$18.4	$9.3	$—	122.8

General and administrative expense					13.8
Depreciation and amortization					8.0

Operating income					$101.0

Total assets	$418.1	$522.3	$97.2	$114.9	$1,152.5

Capital spending (excluding business combinations)	$13.7	$5.1	$—	$—	$18.8

	As of and For the Three Months Ended June 30, 2006
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$454.0	$365.6	$—	$—	$819.6
Intercompany marketing fees and sales	—	—	—	—	—
Operating costs and expenses:
Cost of goods sold	369.2	324.2	—	(0.1)	693.3
Operating expenses	17.2	26.1	—	0.1	43.4

Segment contribution margin	$67.6	$15.3	$—	$—	82.9

General and administrative expense					10.2
Depreciation and amortization					4.7

Operating income					$68.0

Total assets	$311.4	$369.7	$—	$122.3	$803.4

Capital spending (excluding business combinations)	$24.6	$6.7	$—	$—	$31.3

	For the Six Months Ended June 30, 2007
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$795.8	$817.3	$295.3	$0.2	$1,908.6
Intercompany marketing fees and sales	(6.6)	—	6.6	—	—
Operating costs and expenses:
Cost of goods sold	622.1	722.3	286.2	—	1,630.6
Operating expenses	36.0	64.8	0.5	0.2	101.5

Segment contribution margin	$131.1	$30.2	$15.2	$—	176.5

General and administrative expense					26.0
Depreciation and amortization					15.0

Operating income					$135.5

Capital spending (excluding business combinations)	$19.5	$7.5	$—	$—	$27.0

	For the Six Months Ended June 30, 2006
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$816.1	$663.2	$—	$0.1	$1,479.4
Intercompany marketing fees and sales	—	—	—	—	—
Operating costs and expenses:
Cost of goods sold	688.2	588.5	—	(0.1)	1,276.6
Operating expenses	34.9	49.0	—	0.2	84.1

Segment contribution margin	$93.0	$25.7	$—	$—	118.7

General and administrative expense					17.1
Depreciation and amortization					9.1
Losses on forward contract activities					0.1

Operating income					$92.4

Capital spending (excluding business combinations)	$32.1	$11.3	$—	$—	$43.4

(1)	Marketing operations were initiated on August 1, 2006 in conjunction with the Pride acquisition.

Results of Operations

Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2007 versus the Three Months Ended June 30, 2006

For the three months ended June 30, 2007 and 2006, we generated net sales of $1,103.0 million and $819.6 million, respectively, and net income of $67.2 million and $42.2 million, respectively. The increase in both net sales and net income was primarily due to the favorable margins at the refinery.

While production throughputs in the 2007 second quarter were slightly lower than the comparable prior year period, margin realization was 46.5% higher. Further contributing to the increase in both net sales and net income was the contribution from the marketing segment which started operations in the third quarter of 2006 and the inclusion of sales from the Calfee and Fast stores which were acquired in the second quarter of 2007 and third quarter of 2006, respectively.

Of the $283.4 million increase in net sales, $181.2 million relates to the new marketing segment, $67.6 million was due to the Calfee stores acquired in the second quarter of 2007 and $38.9 million was due to the Fast stores acquired in 2006. These increases were offset by lower production at the refinery due to several weather-related power outages during the quarter.

Cost of goods sold was $924.3 million for the 2007 second quarter compared to $693.3 million for the comparable 2006 quarter, an increase of $231.0 million or 33.3%. Of this increase, $171.6 million resulted from the inclusion of the marketing segment costs, $58.5 million was due to the costs associated with the Calfee stores acquired and $34.7 million was due to inclusion of costs associated with the Fast stores acquired. These increases were partially offset by lower costs of crude oil in our refining segment.

Operating expenses were $55.9 million for the second quarter of 2007 compared to $43.4 million for the second quarter of 2006, an increase of $12.5 million or 28.8%. This increase was primarily driven by changes in the retail segment, including $7.0 million related to the Calfee stores, $2.8 million related to the Fast stores, and from higher credit card expenses in our existing stores. The refining segment experienced $0.6 million of increased costs associated with processing recovered oil and wastewater. The new marketing segment also contributed $0.3 million to the increased expenses.

General and administrative expenses were $13.8 million for the second quarter of 2007 compared to $10.2 million for the second quarter of 2006, an increase of $3.6 million. We do not allocate general and administrative expenses to the segments. The increase was primarily due to increases in personnel, professional support and contractors as a result of the costs associated with the acquired assets of the Calfee and Fast stores, the costs from the marketing segment which started operations in the 2006 third quarter, the accrual of a special bonus paid to one of our senior executives and the costs associated with being a public company, including our Sarbanes-Oxley compliance efforts. We have efforts underway toward meeting its requirement to certify compliance with the internal control requirements of Sarbanes-Oxley in the fiscal year ended December 31, 2007. We also incurred $0.4 million of costs associated with potential acquisitions which we determined we will no longer pursue.

Depreciation and amortization was $8.0 million for the 2007 second quarter compared to $4.7 million for the comparable period in 2006. This increase was primarily due to the inclusion of depreciation expense associated with the Calfee stores acquired in the second quarter of 2007 and the Fast stores acquired in the third quarter of 2006 and depreciation expense associated with the Distillate Desulfurization Unit placed in service at the refinery in September 2006, none of which had comparative depreciation in 2006.

Interest expense was $8.3 million in the 2007 second quarter compared to $5.7 million for the 2006 second quarter, an increase of $2.6 million. This increase was due to increased indebtedness associated with the acquisitions completed in the second quarter of 2007 and third quarter of 2006, and higher short-term interest rates. Interest income was $3.2 million for the second quarter of 2007 compared to $1.6 million for the second quarter of 2006, an increase of $1.6 million. This increase was due primarily to higher cash and short-term investment balances as a result of the refinery’s operations, as well as the proceeds received from our initial public offering in May 2006. Interest expense from related party notes payable for the second quarter of 2006 was $0.3 million. There was no interest expense from related party notes in the first quarter of 2007, as all related party debt was repaid from proceeds received in our May 2006 initial public offering.

In the second quarter of 2007, we recognized a $0.4 million gain in the fair market value of our interest rate derivatives as compared to a gain of $0.6 million in the 2006 second quarter.

Income tax expense was $29.1 million for the second quarter of 2007, compared to $21.9 million for the second quarter of 2006, an increase of $7.2 million. This increase primarily resulted from our higher taxable income in the 2007 second quarter compared to the comparable period in 2006. Our effective tax rate was

30.2% for the second quarter of 2007, compared to 34.1% for the second quarter of 2006. The increase in income tax expense due to the increase in pre-tax income was partially offset by a decrease in our effective rate. The decrease in the effective tax rate was primarily due to federal tax credits related to production of ultra low sulfur diesel fuel, which began during the third quarter of 2006.

In 2006, we benefited from other tax incentives relating to our refinery operations. Substantially all refinery operations are conducted through a Texas limited partnership, which is not subject to Texas franchise tax. The limited partnership’s 0.1% general partner was subject to Texas franchise tax on its 0.1% share of refining operations. Additionally, all other Texas activity, including the marketing segment, has occurred in a limited partnership entity, also not subject to Texas franchise tax. Accordingly, the effective tax rate applicable to the refining and marketing segments is the federal tax rate plus a nominal amount of state franchise tax. Consequently, our consolidated effective tax rate was reduced by their proportionate contribution to our consolidated pretax earnings. The taxation of earnings in Texas is subject to change due to new legislation which became effective January 1, 2007. The Texas franchise tax, which is a gross receipts tax, is expected to increase our consolidated effect tax rate by approximately one-half of one percent.

We benefited from federal tax incentives related to our refinery operations. Specifically, we were entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, we were entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items further reduced our effective federal tax rate to an amount that is significantly less than the statutory rate of 35% for the three months ended June 30, 2007.

Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2007 versus the Six Months Ended June 30, 2006

For the six months ended June 30, 2007 and 2006, we generated net sales of $1,908.6 million and $1,479.4 million, respectively, and net income of $88.1 million and $55.1 million, respectively. The increase in both net sales and net income was primarily due to the favorable margins related to production at the refinery. While production throughputs in the six months ended June 30, 2007 were slightly lower than the comparable prior year period, margin realization was 37.9% higher. Further contributing to the increase in both net sales and net income was the contribution from the marketing segment which started operations in the third quarter of 2006 and the inclusion of sales from the Calfee and Fast stores which were acquired in the second quarter of 2007 and the third quarter of 2006, respectively.

Of the $429.2 million increase in net sales, $301.9 million related to the new marketing segment, $67.6 million was due to the Calfee stores acquired in 2007 and $71.3 million was due to the Fast stores acquired in 2006. These increases were offset by lower production at the refinery due to weather-related power outages and mid-cycle maintenance during the six months ended June 30, 2007.

Cost of goods sold was $1,630.6 million for the six months ended June 30, 2007 compared to $1,276.6 million for the six months ended June 30, 2006, an increase of $354.0 million or 27.7%. Of this increase, $286.2 million resulted from the inclusion of the marketing segment costs, $58.5 million was due to the costs associated with the Calfee stores acquired and $63.2 million of the increase was due to inclusion of costs associated with the Fast stores acquired. These increases were offset by lower costs of crude oil in our refining segment.

Operating expenses were $101.5 million for the six months ended June 30, 2007 compared to $84.1 million for the six months ended June 30, 2006, an increase of $17.4 million or 20.7%. This increase was primarily driven by changes in the retail segment, including a $7.0 million increase related to the operation of the Calfee stores and a $5.4 million increase related to the operation of the Fast stores. The remainder was due to higher utility and credit card expenses in our existing stores. The refining segment experienced $1.0 million of increased costs associated with processing recovered oil and wastewater. The new marketing segment also contributed $0.5 million to the increased expenses.

General and administrative expenses were $26.0 million for the six months ended June 30, 2007 compared to $17.1 million for the six months ended June 30, 2006, an increase of $8.9 million. We do not allocate general and administrative expenses to the segments. The increase was primarily due to increases in personnel, professional support and contractors as a result of the costs associated with the assets of the Calfee and Fast stores acquired, the costs from the marketing segment, which started operations in the 2006 third quarter, the accrual of a special bonus paid to one of our senior executives and the costs associated with being a public company, including our Sarbanes-Oxley compliance efforts. We have efforts underway toward meeting our requirement to certify compliance with the internal control requirements of Sarbanes-Oxley in the fiscal year ended December 31, 2007. We also incurred $0.5 million of costs associated with potential acquisitions which we determined we will no longer pursue.

Depreciation and amortization was $15.0 million for the six months ended June 30, 2007 compared to $9.1 million for the comparable period in 2006. This increase was primarily due to the inclusion of depreciation expense associated with the Calfee stores acquired in the second quarter of 2007 and the Fast stores acquired in the third quarter of 2006 and depreciation expense associated with the Distillate Desulfurization Unit placed in service at the refinery in September 2006, none of which had comparative depreciation in 2006.

Interest expense was $15.5 million in the six months ended June 30, 2007 compared to $11.6 million for the six months ended June 30, 2006, an increase of $3.9 million. This increase was due to increased indebtedness associated with the acquisitions completed in the second quarter of 2007 and third quarter of 2006, and higher short-term interest rates. Interest income was $5.2 million for the six months ended June 30, 2007 compared to $2.5 million for the six months ended June 30, 2006, an increase of $2.7 million. This increase was due primarily to higher cash and short-term investment balances as a result of the refinery’s favorable operations, as well as the proceeds received from our initial public offering in May 2006. Interest expense from related party notes payable for the six months ended June 30, 2006 was $1.0 million. There was no interest expense from related party notes in the six months ended June 30, 2007, as all related party debt was repaid from proceeds received in our May 2006 initial public offering.

In the six months ended June 30, 2007, we recognized a $0.2 million loss in the fair market value of our interest rate derivatives as compared to a gain of $1.5 million in the comparable period in 2006.

Income tax expense was $36.9 million for the six months ended June 30, 2007, compared to $28.5 million for the six months ended June 30, 2006, an increase of $8.4 million. This increase primarily resulted from our higher taxable income in the six months ended June 30, 2007 compared to the comparable period in 2006. Our effective tax rate was 29.5% for the six months ended June 30, 2007, compared to 34.1% for the comparable period in 2006. The increase in income tax expense due to the increase in pre-tax income was partially offset by a decrease in our effective rate. The decrease in the effective tax rate was primarily due to federal tax credits related to production of ultra low sulfur diesel fuel, which began during the third quarter of 2006.

In 2006, we benefited from other tax incentives relating to our refinery operations. Substantially all refinery operations are conducted through a Texas limited partnership, which is not subject to Texas franchise tax. The limited partnership’s 0.1% general partner was subject to Texas franchise tax on its 0.1% share of refining operations. Additionally, all other Texas activity, including the marketing segment, has occurred in a limited partnership entity, also not subject to Texas franchise tax. Accordingly, the effective tax rate applicable to the refining and marketing segments is the federal tax rate plus a nominal amount of state franchise tax. Consequently, our consolidated effective tax rate was reduced by their proportionate contribution to our consolidated pretax earnings. The taxation of earnings in Texas is subject to change due to new legislation which became effective January 1, 2007. The Texas franchise tax, which is a gross receipts tax, is expected to increase our consolidated effect tax rate by approximately one-half of one percent.

We benefited from federal tax incentives related to its refinery operations. Specifically, we were entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, we were entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items further reduced our effective federal tax rate to an amount that is significantly less than the statutory rate of 35% for the six months ended June 30, 2007.

Operating Segments

We report operating results in three segments: refining, marketing and retail. In the third quarter of 2006, the marketing segment was added to track the activity associated with the sales of refined products on a wholesale basis. This activity was generated using the assets purchased from the Pride Companies in August 2006.

Refining Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Days operated in period	91	91	181	181
Total sales volume (average barrels per day)	53,777	57,036	54,809	55,659
Products manufactured (average barrels per day):(1)
Gasoline	29,061	29,987	30,203	29,707
Diesel/Jet	20,006	21,680	20,167	22,753
Petrochemicals, LPG, NGLs	2,311	2,575	2,025	2,347
Other	4,442	1,914	2,515	2,623

Total production	55,820	56,156	54,910	57,430

Throughput (average barrels per day):(1)
Crude oil	55,440	55,985	54,252	56,991
Other feedstocks	1,221	1,357	1,160	1,485

Total throughput	56,661	57,342	55,412	58,476

Per barrel of sales:
Refining operating margin	$23.17	$16.34	$16.84	$12.69
Refining operating margin excluding intercompany marketing service fees	$23.94	$16.34	$17.50	$12.69
Direct operating expenses	$3.73	$3.31	$3.63	$3.46
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$65.06	$70.67	$61.70	$67.08
US Gulf Coast 5-3-2 crack spread (per barrel)	$23.10	$15.38	$16.51	$11.78
US Gulf Coast Unleaded Gasoline (per gallon)	$2.23	$2.11	$1.93	$1.91
Ultra low sulfur diesel (per gallon)(2)	$2.07	$2.15	$1.94	$2.15
Natural gas (per MMBTU)	$7.53	$6.65	$7.36	$7.10

(1)	Due to power outages, we are a net producer of unfinished product in the second quarter of 2007. As such, we have reflected that activity “net” in the measurement of charges and yields. This measurement change is a stated difference between our press release issued on August 7, 2007 and the Form 10Q reflected above. Total production increased by 963 barrels and total throughput decreased 443 barrels for the three months ended June 30, 2007, from the amounts reported in the press release.

(2)	Production of Ultra Low sulfur diesel began in May 2006.

Comparison of the Three Months Ended June 30, 2007 versus the Three Months Ended June 30, 2006

Net sales for the refining segment were $435.3 million for the three months ended June 30, 2007 compared to $454.0 million for the same period in 2006, a decrease of $18.7 million or 4.1%. Net sales were impacted by the weather-related power outages during the second quarter of 2007, which was partially offset by an increase in the average sales price per barrel of $88.74 as compared to $87.48 per barrel in the second quarter of 2006.

Cost of goods sold for our refining segment for the three months ended June 30, 2007 was $321.9 million compared to $369.2 million for the comparable period of 2006, a decrease of $47.3 million. This cost decrease was partially due to reduced production volume during the 2007 second quarter. In addition, the average cost per barrel was $65.78 for the 2007 second quarter compared to $71.14 per barrel for the comparable period in 2006.

In conjunction with the Pride acquisition and the formation of our marketing segment in the third quarter of 2006, our refining segment entered into a service agreement with our marketing segment on October 1, 2006, which among other things, required it to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This service agreement lowered the refining margin achieved by our refining segment in the second quarter of 2007 by $0.77 per barrel to $23.17 per barrel. Without this fee, the refining segment would have achieved a refining operating margin of $23.94 per barrel in the 2007 second quarter compared to $16.34 per barrel for the 2006 comparable period. This intercompany fee is eliminated in consolidation.

Operating expenses were $18.3 million for the 2007 second quarter or $3.73 per barrel sold compared to $17.2 million for the 2006 second quarter or $3.31 per barrel sold. The increase in operating expense per barrel sold was due primarily to $0.6 million of increased costs associated with processing recovered oil and wastewater and higher natural gas costs which averaged $6.90 per MMBTU in the 2007 second quarter compared to $6.65 per MMBTU during the 2006 second quarter. Segment contribution margin for the refining segment for the 2007 second quarter represented 77% of our total segment contribution margin, or $95.1 million.

Comparison of the Six Months Ended June 30, 2007 versus the Six Months Ended June 30, 2006

Net sales for the refining segment were $789.2 million for the six months ended June 30, 2007 compared to $816.1 million for the same period in 2006, a decrease of $26.9 million or 3.3%. Net sales were impacted by the weather-related power outages, mid-cycle refinery maintenance performed during the six months ended June 30, 2007 and the average sales price per barrel of $79.28 as compared to $81.01 per barrel in the six months ended June 30, 2006.

Cost of goods sold for our refining segment for the six months ended June 30, 2007 was $622.1 million compared to $688.2 million for the comparable period of 2006, a decrease of $66.1 million. This cost decrease was due to reduced production volume during the six months ended June 30, 2007. The average cost per barrel was $62.71 for the six months ended June 30, 2007 compared to $68.32 per barrel for the comparable period in 2006.

In conjunction with the Pride acquisition and the formation of our marketing segment in the third quarter of 2006, our refining segment entered into a service agreement with our marketing segment on October 1, 2006, which among other things, required it to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This service agreement lowered the refining margin achieved by our refining segment in the six months ended June 30, 2007 by $0.66 per barrel to $16.84 per barrel. Without this fee, the refining segment would have achieved a refining operating margin of $17.50 per barrel in the six months ended June 30, 2007 compared to $12.69 per barrel for the 2006 comparable period. This intercompany fee is eliminated in consolidation.

Operating expenses were $36.0 million for the six months ended June 30, 2007 or $3.63 per barrel sold compared to $34.9 million for the six months ended June 30, 2006 or $3.46 per barrel sold. The increase in operating expense per barrel sold was due primarily to $1.0 million of increased costs associated with processing recovered oil and wastewater, which was partially offset by lower natural gas costs which averaged $6.82 per MMBTU in the six months ended June 30, 2007 compared to $7.10 per MMBTU during the six months ended June 30, 2006. Segment contribution margin for the refining segment for the six months ended June 30, 2007 represented 74% of our total segment contribution margin, or $131.1 million.

Marketing Segment

We initiated operations in our marketing segment during the third quarter of 2006 with the acquisition of the Pride assets. In this segment, we sell refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals.

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Days operated in period	91	181
Total sales volume (average barrels per day)	20,324	18,660
Products sold (average barrels per day):
Gasoline	9,570	8,668
Diesel/Jet	10,754	9,952
Other	—	40

Total sales	20,324	18,660

Direct operating expenses (per barrel of sales)	$0.16	$0.16

Analysis of the Three Months Ended June 30, 2007

Net sales for the marketing segment were $181.2 million for the 2007 second quarter. Total sales volume averaged 20,324 barrels per day during this period. Net sales included $3.8 million of net service fees paid by our refining segment to our marketing segment. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing marketing, sales and customer support services.

Cost of goods sold was $171.6 million for the second quarter of 2007, approximating a cost per barrel sold of $92.78. This cost per barrel resulted in an average gross margin of $5.19 per barrel. Additionally, we recognized gains during the 2007 second quarter of $0.1 million associated with settlement of nomination differences under long-term purchase contracts.

Operating expenses in the marketing segment were approximately $0.3 million for the 2007 second quarter primarily due to marketing utilities and insurance costs. Segment contribution margin for the marketing segment for the 2007 second quarter represented 8% of our total segment contribution margin, or $9.3 million.

Analysis of the Six Months Ended June 30, 2007

Net sales for the marketing segment were $301.9 million for the six months ended June 30, 2007. Total sales volume averaged 18,660 barrels per day during this period. Net sales included $6.6 million of net service fees paid by our refining segment to our marketing segment. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing marketing, sales and customer support services.

Cost of goods sold was $286.2 million for the six months ended June 30, 2007, approximating a cost per barrel sold of $84.73. This cost per barrel resulted in an average gross margin of $4.66 per barrel. Additionally, we recognized gains during the six months ended June 30, 2007 of $0.6 million associated with settlement of nomination differences under long-term purchase contracts.

Operating expenses in the marketing segment were approximately $0.5 million for the six months ended June 30, 2007 primarily due to marketing utilities and insurance costs. Segment contribution margin for the marketing segment for the six months ended June 30, 2007 represented 9% of our total segment contribution margin, or $15.2 million.

Retail Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Number of stores (end of period)	502	349	502	349
Average number of stores	501	349	447	349
Retail fuel sales (thousands of gallons)	123,845	95,213	226,341	185,421
Average retail gallons per average number of stores (in thousands)	247	273	506	531
Retail fuel margin ($per gallon)	$0.158	$0.161	$0.142	$0.140
Merchandise sales (in thousands)	$111,812	$82,412	$193,605	$155,200

Merchandise margin %	31.6%	30.8%	32.0%	30.7%
Credit expense (% of gross margin)	8.6%	7.9%	8.3%	7.9%
Merchandise and cash over/short (% of net sales)	0.3%	0.2%	0.3%	0.3%
Operating expense/merchandise sales plus total gallons	15.3%	14.0%	14.9%	13.8%

Comparison of the Three Months Ended June 30, 2007 versus the Three Months Ended June 30, 2006

Net sales for our retail segment in the 2007 second quarter increased 33.0% to $486.4 million from $365.6 million in the comparable 2006 period. This increase was primarily due to a 30.1% increase in retail fuel volumes sold, and the inclusion of sales from the acquisition of the Calfee stores in the second quarter of 2007 and the Fast stores in the third quarter of 2006. The retail fuel price increased 3.6% from an average price of $2.85 per gallon in the second quarter of 2007 when compared to an average price of $2.75 per gallon in the second quarter of 2006.

Retail fuel sales were 123.8 million gallons for the 2007 second quarter compared to 95.2 million gallons for the 2006 second quarter. This increase was primarily due to the inclusion of the purchased Calfee and Fast stores, which increased fuel gallons sold by 16.7 million gallons and 11.0 million gallons, respectively. Comparable store gallons decreased 0.7% between the second quarter of 2007 and the second quarter of 2006. Total fuel sales, including wholesale dollars, increased 32.3% to $374.7 million in the second quarter of 2007. The increase was primarily due to the increase in gallons sold noted above and an increase of $0.10 per gallon in the average retail price per gallon ($2.85 per gallon in the second quarter of 2007 compared to $2.75 per gallon in the second quarter of 2006).

Merchandise sales increased 35.7% to $111.8 million in the second quarter of 2007. The increase in merchandise sales was primarily due to $19.6 million and $7.9 million in merchandise sales resulting from the inclusion of the 2007 acquisition of the Calfee stores and the 2006 acquisition of the Fast stores, respectively. Our comparable store merchandise sales increased by 1.3% due primarily to increases in our soft drink, dairy, general merchandise and food and fountain categories. The growth within these categories is driven primarily by demand for new product offerings, new merchandising layouts and aggressive marketing in support of our neighborhood store strategy.

Cost of goods sold for our retail segment increased 32.9% to $430.8 million in the second quarter of 2007. This increase was primarily due to the inclusion of the Calfee and Fast stores acquired, which increased cost of goods sold by 18.0% and 10.7%, respectively.

Operating expenses were $37.2 million in the 2007 second quarter, an increase of $11.1 million, or 42.5%. This increase was due primarily to $7.0 million and $2.8 million in store operating costs from the inclusion of the Calfee and Fast stores, respectively, and in our existing stores, higher supply and credit card expenses, partially offset by a decrease in insurance expense. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 15.3% in the second quarter of 2007 from 14.0% in the second quarter of 2006.

Segment contribution margin for the retail segment for the 2007 second quarter represented 15% of our total contribution margin or $18.4 million.

Comparison of the Six Months Ended June 30, 2007 versus the Six Months Ended June 30, 2006

Net sales for our retail segment in the six months ended June 30, 2007 increased 23.2% to $817.3 million from $663.2 million in the comparable 2006 period. This increase was primarily due to a 22.1% increase in retail fuel volumes sold, and the inclusion of sales from the acquisition of the Calfee and Fast stores in the second quarter of 2007 and the third quarter of 2006, respectively. The retail fuel price increased 1.8% from an average price of $2.58 per gallon in the six months ended June 30, 2007 when compared to an average price of $2.53 per gallon in the six months ended June 30, 2006.

Retail fuel sales were 226.3 million gallons for the six months ended June 30, 2007, compared to 185.4 million gallons for the six months ended June 30, 2006. This increase was primarily due to the inclusion of the purchased Calfee and Fast stores which increased fuel gallons sold by 16.7 million and 22.0 million gallons, respectively. Comparable store gallons decreased 0.5% between the six months ended June 30, 2007 and the six months ended June 30, 2006. Total fuel sales, including wholesale dollars, increased 22.8% to $623.8 million in the six months ended June 30, 2007. The increase was primarily due to the increase in gallons sold noted above and an increase of $0.05 per gallon in the average retail price per gallon ($2.58 per gallon in the six months ended June 30, 2007 compared to $2.53 per gallon in the six months ended June 30, 2006).

Merchandise sales increased 24.7% to $193.6 million in the six months ended June 30, 2007. The increase in merchandise sales was primarily due to $19.6 million and $15.0 million in merchandise sales resulting from the inclusion of the 2007 Calfee stores acquisition and the 2006 acquisition of the Fast stores, respectively. Our comparable store merchandise sales increased by 1.5% due primarily to increases in our soft drink, dairy, general merchandise and food and fountain categories. The growth within these categories is driven primarily by demand for new product offerings, new merchandising layouts and aggressive marketing in support of our neighborhood store strategy.

Cost of goods sold for our retail segment increased 22.7% to $722.3 million in the six months ended June 30, 2007. This increase was primarily due to the inclusion of the Calfee and Fast stores acquired which increased cost of goods sold by 9.9% and 10.7%, respectively.

Operating expenses were $64.8 million in the six months ended June 30, 2007, an increase of $15.8 million, or 32.2%. This increase was due primarily to $7.0 million and $5.4 million in store operating costs from the inclusion of the Calfee and Fast stores, respectively, and in our existing stores, higher utility and supply expenses, as well as a continuing increase in credit card expense; all of which were partially offset by a decrease in insurance expense. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 14.9% in the six months ended June 30, 2007 from 13.8% in the six months ended June 30, 2006.

Segment contribution margin for the retail segment for the six months ended June 30, 2007 represented 17% of our total contribution margin or $30.2 million.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2007 and 2006 (in millions):

	Six Months Ended
	June 30,
	2007	2006

Cash Flow Data:
Cash flows provided by operating activities	$135.2	$40.5
Cash flows used in investing activities	(240.4)	(120.1)
Cash flows provided by financing activities	64.6	112.1

Net (decrease) increase in cash and cash equivalents(1)	$(40.6)	$32.5

(1)	Excludes a $141.2 million and $81.5 million increase in short term investments for the six months ended June 30, 2007 and 2006, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities was $135.2 million for the six months ended June 30, 2007 compared to $40.5 million for the six months ended June 30, 2006. The increase in cash flows from operations in the six months ended June 30, 2007 from the six months ended June 30, 2006 was primarily due to a $33.0 million increase in net income, a $17.1 million increase in accounts payable and other current liabilities, a $16.8 million reduction in inventories and other current assets and a $10.0 million decrease in accounts receivable. The increase in income resulted in a corresponding increase in our income taxes payable during the current period.

Cash Flows from Investing Activities

Net cash used in investing activities was $240.4 million for the six months ended June 30, 2007 compared to $120.1 million in the six months ended June 30, 2006. This increase was partially a result of current period purchases and sales of short-term investments with net cash used of $141.2 million in the six months ended June 30, 2007 compared to $81.5 million in 2006. Our short-term investments consist of market auction rate debt securities and municipal rate bonds, which we purchase from time to time using excess cash on deposit.

Cash used in investing activities includes our capital expenditures during the current period of approximately $27.0 million, of which $19.5 million was spent on projects at our refinery and $7.5 million in our retail segment. During the six months ended June 30, 2007, we spent $11.9 million on regulatory and compliance projects at the refinery. In our retail segment, we spent $2.4 million completing the “raze and rebuild” of one store and initial investment in several new “raze and rebuild” projects.

In the six months ended June 30, 2007, we also utilized $72.2 million of cash in connection with the acquisition of the Calfee stores.

Cash Flows from Financing Activities

Net cash provided from financing activities was $64.6 million in the six months ended June 30, 2007, compared to $112.1 million in the six months ended June 30, 2006. The increase in cash provided from financing activities was primarily due to the execution of a credit agreement on March 30, 2007 with Lehman Commercial Paper, Inc. as administrative agent, Lehman Brothers Inc., as arranger and joint book runner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint book runner. The credit agreement provides for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the assets of Calfee Company of Dalton, Inc. and affiliates, and to pay related costs and expenses in April 2007.

Cash Position and Indebtedness

As of June 30, 2007, our total cash and cash equivalents were $61.0 million, investment grade short-term investments totaled $214.4 million and we had total indebtedness of approximately $364.4 million. Borrowing availability under our three separate revolving credit facilities was approximately $214.4 million and we had a total face value of letters of credit outstanding of $163.9 million. We were in compliance with our covenants in all debt facilities as of June 30, 2007.

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the six months ended June 30, 2007 were $27.0 million, of which approximately $19.5 million was spent in our refining segment, and $7.5 million in our retail segment.

Our total capital expenditure budget for the year ending December 31, 2007 is $119.5 million, of which we plan to spend approximately $29.4 million in the retail segment, $18.2 million of which is expected to consist of building 4 to 6 new stores, one of which was completed in the second quarter, and re-imaging 60 to 80 stores in our current portfolio. We have spent $7.5 million of the total retail budget in the six months ended June 30, 2007. With respect to the refining segment, we plan to spend approximately $79.0 million from 2006 to the end of 2008 to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline. We also plan to spend approximately $56.5 million on crude optimization projects in 2007 and 2008, of which $17.4 million is planned to be spent in 2007. In addition, we plan to spend approximately $3.8 million for other environmental and regulatory projects in 2007. During the six months ended June 30, 2007, we spent $11.9 million and $2.3 million, respectively, on regulatory and maintenance projects at the refinery, as well as an additional $5.3 million on discretionary projects.

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

In accordance with SFAS No. 133, all commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the statements of operations in our consolidated financial statements.

We are exposed to market risks related to the volatility of crude oil and refined petroleum product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices, which depend on many factors, including demand for crude oil, gasoline and other refined petroleum products, changes in the economy, worldwide production levels, worldwide inventory levels and governmental regulatory initiatives. Our risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risks associated with these price fluctuations.

During the six months ended June 30, 2007, we entered into several forward fuel contracts with major financial institutions. The contracts fixed the purchase price of finished grade fuel for a predetermined number of units at a future date and had fulfillment terms of less than 90 days. In the comparable period in 2006, we had no fuel-related derivatives or forward contracts with financial institutions.

We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At June 30, 2007, we held approximately 1.2 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $52.28 per barrel. Replacement cost (FIFO) exceeded carrying value of LIFO costs by $23.6 million. We refer to this excess as our LIFO reserve.

Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $364.4 million as of June 30, 2007. We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments increased by $0.4 million and decreased by $0.2 million for the quarters ended June 30, 2007 and June 30, 2006, respectively. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical 1% change in interest rates on floating rate debt outstanding as of June 30, 2007 would be to change interest expense by $3.6 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of June 30, 2007, we had interest rate cap agreements in place representing $101.3 million in notional value with various settlement dates, the latest of which expires in July 2010. These interest rate caps range from 3.50% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.50% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was $3.2 million as of June 30, 2007.

ITEM 4.	Controls and Procedures

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

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f), under the Securities Exchange Act of 1934) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2007.

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

As of June 30, 2007, we used the net proceeds from the offering as follows:

•	to fully repay the $25.0 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek — The Israel Fuel Corporation Ltd. (Delek Fuel), one of our affiliates, which bore interest at a rate of 6.3% per year and had a maturity date of April 27, 2008;

•	to fully repay the $17.5 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Group Ltd., which bore interest at a rate of 7.0% per year and had a maturity date of April 27, 2010;

•	to pay expenses of $4.9 million associated with the offering;

•	to pay $23.0 million toward the purchase of the 43 retail locations from Fast Petroleum;

•	to pay $50.0 million toward the purchase of the Pride assets.

The remaining net proceeds from the offering continue to be invested in investment grade, short-term investments.

Item 4.	Submission of Matters to a Vote of Security Holders

The following information relates to matters submitted to the stockholders of Delek US Holdings, Inc. at the Annual Meeting of Stockholders held on May 8, 2007.

At the meeting, the following directors were elected by the vote indicated:

Ezra Uzi Yemin
Votes cast in favor:	45,733,397
Votes withheld:	3,198,870
Gabriel Last
Votes cast in favor:	45,838,517
Votes withheld:	3,093,750
Asaf Bartfeld
Votes cast in favor:	45,736,137
Votes withheld:	3,196,130
Alan H. Gelman
Votes cast in favor:	45,827,975
Votes withheld:	3,104,292
Zvi Greenfeld
Votes cast in favor:	45,827,867
Votes withheld:	3,104,400
Carlos E. Jorda
Votes cast in favor:	48,482,761
Votes withheld:	449,506
Charles H. Leonard
Votes cast in favor:	48,760,504
Votes withheld:	171,763
Philip L. Maslowe
Votes cast in favor:	48,760,054
Votes withheld:	172,213

The proposal to ratify Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2007 was approved by the vote indicated:

Votes cast in favor:	48,842,645
Votes against:	81,743
Abstentions:	7,879

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
President and Chief Executive Officer
(Principal Executive Officer) and Director

Dated: August 8, 2007

By:	/s/ Edward Morgan
Edward Morgan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 8, 2007

Exhibit No.	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.