Form 10-Q
period 2007-09-30
Delek US Holdings, Inc.
filed 2007-11-09
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

At October 26, 2007, there were 53,664,820 shares of Common Stock, $0.01 par value, outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In millions, except share
	and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$25.6	$101.6
Short-term investments	139.4	73.2
Accounts receivable	111.0	83.7
Inventory	149.0	120.8
Other current assets	37.1	31.3

Total current assets	462.1	410.6

Property, plant and equipment:
Property, plant and equipment	607.8	493.1
Less: accumulated depreciation	(90.6)	(68.4)

Property, plant and equipment, net	517.2	424.7

Goodwill	80.4	80.7
Other intangibles, net	11.6	12.2
Equity method investment	140.6	—
Other non-current assets	16.7	21.2

Total assets	$1,228.6	$949.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238.3	$175.5
Current portion of long-term debt and capital lease obligations	1.7	1.8
Note payable	19.2	19.2
Accrued expenses and other current liabilities	33.2	34.4

Total current liabilities	292.4	230.9
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	322.7	265.6
Environmental liabilities, net of current portion	8.2	9.3
Asset retirement obligations	3.2	3.3
Deferred tax liabilities	58.8	50.5
Other non-current liabilities	7.5	7.6

Total non-current liabilities	400.4	336.3
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 53,659,358 and 51,139,869 shares issued and outstanding, respectively	0.5	0.5
Additional paid-in capital	273.0	211.9
Retained earnings	262.3	169.8

Total shareholders’ equity	535.8	382.2

Total liabilities and shareholders’ equity	$1,228.6	$949.4

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In millions, except share and per share data)

Net sales	$1,064.9	$920.8	$2,973.5	$2,400.2
Operating costs and expenses:
Cost of goods sold	954.6	817.4	2,585.2	2,094.0
Operating expenses	54.6	44.8	156.1	128.9
General and administrative expenses	14.0	10.0	40.0	27.1
Depreciation and amortization	8.4	5.7	23.4	14.8
Losses on forward contract activities	—	—	—	0.1

	1,031.6	877.9	2,804.7	2,264.9

Operating income	33.3	42.9	168.8	135.3

Interest expense	7.8	5.4	23.3	17.0
Interest income	(2.5)	(2.4)	(7.7)	(4.9)
Interest expense to related parties	—	—	—	1.0
Earnings from equity method investment	(0.6)	—	(0.6)	—
Other expenses (income), net	1.3	1.4	1.5	0.1

	6.0	4.4	16.5	13.2

Income before income tax expense	27.3	38.5	152.3	122.1
Income tax expense	6.9	12.2	43.8	40.7

Net income	$20.4	$26.3	$108.5	$81.4

Basic earnings per share	$0.39	$0.52	$2.10	$1.78

Diluted earnings per share	$0.38	$0.51	$2.07	$1.75

Weighted average common shares outstanding:
Basic	52,299,679	50,889,869	51,543,001	45,778,758

Diluted	53,237,543	52,015,905	52,298,365	46,516,789

Dividends declared per common share outstanding	$—	$—	$0.2725	$—

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(In millions)

Cash flows from operating activities:
Net income	$108.5	$81.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.4	14.8
Amortization of deferred financing costs	3.7	2.6
Accretion of asset retirement obligations	0.2	0.2
Deferred income taxes	4.6	12.6
Earnings from equity method investment	(0.6)	—
Loss (gain) on interest rate derivative instruments	1.5	(0.1)
Unrealized gain on short-term investments	—	(0.1)
Stock-based compensation expense	2.4	1.6
Income tax benefit of stock-based compensation	(3.7)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(27.3)	(39.9)
Inventories and other current assets	(23.6)	(30.1)
Accounts payable and other current liabilities	65.1	50.3
Non-current assets and liabilities, net	2.2	1.7

Net cash provided by operating activities	156.4	95.0

Cash flows from investing activities:
Purchases of short-term investments	(1,969.9)	(446.8)
Sales of short-term investments	1,903.7	392.6
Purchase of equity investment	(88.8)	—
Return of escrow deposit made with Escrow Agent	—	5.0
Business combinations, net of cash acquired	(74.6)	(107.3)
Purchases of property, plant and equipment	(50.0)	(84.1)

Net cash used in investing activities	(279.6)	(240.6)

Cash flows from financing activities:
Net proceeds from long-term revolver	(6.5)	46.8
Proceeds from other debt instruments	65.0	40.0
Payments on debt and capital lease obligations	(1.5)	(26.7)
Payments on note payable to related parties	—	(42.5)
Repayment of note receivable from related party	—	0.2
Proceeds from issuance of common stock	—	167.5
Proceeds from exercise of stock options	3.8	—
Income tax benefit of stock-based compensation	3.7	—
Dividends paid	(15.9)	—
Deferred financing costs paid	(1.4)	(2.1)

Net cash provided by financing activities	47.2	183.2

Net (decrease) increase in cash and cash equivalents	(76.0)	37.6
Cash and cash equivalents at the beginning of the period	101.6	62.6

Cash and cash equivalents at the end of the period	$25.6	$100.2

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest of $1.1 million and $1.5 million in 2007 and 2006, respectively	$15.5	$17.3

Income taxes	$33.9	$29.6

Stock issued in connection with the purchase of equity method investment	$51.2	$—

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements

1.	General

Delek US Holdings, Inc. (Delek, we, our or us) is the sole shareholder of MAPCO Express, Inc. (Express), MAPCO Fleet, Inc. (Fleet), Delek Refining, Inc. (Refining), Delek Finance, Inc. (Finance) and Delek Marketing & Supply, Inc. (Marketing).

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

We are a controlled company under the rules and regulations of the New York Stock Exchange where our shares are traded under the symbol “DK.” Approximately 73% of our outstanding shares are beneficially owned by Delek Group Ltd. (Delek Group), a conglomerate that is domiciled and publicly traded in Israel. Delek Group has significant interests in fuel supply businesses and is controlled indirectly by Mr. Itshak Sharon (Tshuva).

Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, marketing and retail. The refining segment operates a 60,000 barrel per day, high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operating terminals. The retail segment markets gasoline, diesel and other refined petroleum products and convenience merchandise through a network of approximately 500 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 8. Additionally we own a minority equity interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 75,000 barrel per day high-conversion crude oil refinery and other pipeline and product terminals, which is more fully discussed in Note 5.

2.	Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Delek and its wholly owned subsidiaries. Investments in entities in which Delek exercises significant influence, but does not control, are accounted for using the equity method. See Note 5 for additional information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC on March 20, 2007.

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been included. All significant intercompany transactions and account balances have been eliminated in consolidation. All adjustments are of a normal,

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Short-Term Investments

Short-term investments, which consist of market auction rate debt securities and municipal rate bonds, are classified as “available for sale” under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At September 30, 2007, these securities had contractual maturities ranging from December 1, 2023 through September 1, 2046. Our stated investment policy is to sell these securities and repurchase similar securities at each auction date, which must not exceed 90 days and typically ranges from 7 to 35 days. Based on the historical practice of adhering to this investment policy and our intent to continue to adhere to this investment policy, we have classified these securities as short-term investments in the accompanying condensed consolidated balance sheets. These short-term investments are carried at fair value, which is based on quoted market prices.

Accounts Receivable

Accounts receivable primarily represent receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of $0.1 million as of December 31, 2006. As of September 30, 2007, all accounts receivable amounts are considered to be fully collectible. Accordingly, no allowance was recorded as of September 30, 2007.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, which are as follows:

Automobiles	3-5 years
Computer equipment and software	3-10 years
Refinery turnaround costs	4 years
Furniture and fixtures	5-15 years
Retail store equipment	7-15 years
Asset retirement obligation assets	15-36 years
Refinery machinery and equipment	15-40 years
Petroleum and other site (POS) improvements	8-40 years
Building and building improvements	40 years

Property, plant and equipment and accumulated depreciation by reporting segment as of September 30, 2007 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated

Property, plant and equipment	$168.9	$32.3	$404.7	$1.9	$607.8
Less: Accumulated depreciation	(12.7)	(1.9)	(76.0)	—	(90.6)

Property, plant and equipment, net	$156.2	$30.4	$328.7	$1.9	$517.2

Depreciation expense (three months ended September 30, 2007)	$2.2	$0.4	$5.6	$—	$8.2

Depreciation expense (nine months ended September 30, 2007)	$6.0	$1.2	$15.4	$—	$22.6

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment.

Capitalized Interest

Delek had several capital projects in the refining segment and for construction related to the new “prototype” stores being built in the retail segment. For the three and nine months ended September 30, 2007, interest of $0.5 million and $1.0 million, respectively, was capitalized by the refining segment, while the retail segment capitalized $0.1 million of interest for the three and nine months ended September 30, 2007. There was no interest capitalized by the marketing segment for the three or nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, interest of $1.4 million and $0.1 million was capitalized by the refining and retail segments, respectively.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Refinery Turnaround Costs

Refinery turnaround costs are incurred in connection with planned shutdowns and inspections of the refinery’s major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. During December 2005, we successfully completed a major turnaround covering the fluid catalytic cracking unit, sulfuric acid alkylation unit, sulfur recovery unit, amine unit and kerosene and gasoline treating units. The next planned turnaround activities are scheduled in late 2008.

Goodwill

Goodwill is accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This statement addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment tests based on their estimated fair value. In accordance with the provisions of SFAS 142, we perform an annual review of impairment of goodwill in the fourth quarter by comparing the carrying value of the applicable reporting unit to its estimated fair value. Additionally, goodwill is tested for impairment between annual reviews if an event occurs such that it would be more likely than not that a reduction in carrying amount has occurred. If the reporting unit’s carrying amount exceeds its fair value, the impairment test must be completed by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. We do not believe any goodwill impairment exists as of September 30, 2007.

Derivatives

Delek records all derivative financial instruments, including interest rate cap agreements, fuel-related derivatives and forward contracts at estimated fair value regardless of their intended use in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted. Changes in the fair value of the derivative instruments are recognized in operations as we have not elected to apply the hedging treatment permitted under the provisions of SFAS 133 allowing such changes to be classified as other comprehensive income. In the future, based on the facts and circumstances, we may elect to apply hedging treatment. We validate the fair value of all derivative financial instruments on a monthly basis, utilizing valuations from third party financial and brokerage institutions.

During 2007, Delek entered into several forward fuel contracts with major financial institutions. The contracts fixed the purchase price of finished grade fuel for a predetermined number of units at a future date and had fulfillment terms of less than 90 days. Delek realized a nominal gain during the three months ended September 30, 2007 and a gain of $0.5 million for the nine months ended September 30, 2007, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.

In 2006, Delek had fuel-related derivatives of a nominal amount.

Fair Value of Financial Instruments

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments as of September 30, 2007 and December 31, 2006. Management estimates that book value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our debt and interest rate derivative financial instruments outstanding at September 30, 2007 and December 31, 2006 were executed with a limited number of financial institutions. The risk of counterparty default is limited to the unpaid portion of amounts due to us pursuant to the terms of the interest rate derivative agreements. The net amount due from these financial institutions at September 30, 2007 and December 31, 2006 totaled $2.0 million and $3.4 million, respectively, as discussed in Note 6.

All of our fuel-related derivative financial instruments outstanding at September 30, 2007 were executed with brokerage houses. The risk of counterparty default for brokerage houses, which are regulated by the Commodity Futures Trading Commission, is minimal since the balances are insured by the Federal Deposit Insurance Corporation. The net amount at risk at these firms at September 30, 2007 was $0.2 million. We did not have any fuel-related derivative financial instruments outstanding as of December 31, 2006.

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

Environmental Expenditures

It is Delek’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for the next ten years, unless a specific longer range plan is in place. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Asset Retirement Obligations

Delek recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event when the amount can be reasonably estimated. In the retail segment, these obligations relate to the net present value of estimated costs to remove underground storage tanks at leased retail sites which are legally required under the applicable leases. The asset retirement obligation for storage tank removal on leased retail sites is being accreted over the expected life of the underground storage tanks which approximate the average retail site lease term. In the refining segment, these obligations relate to the required disposal of waste in certain storage tanks, asbestos abatement at an identified location and other estimated costs that would be legally required upon final closure of the refinery. In the marketing segment, these obligations related to the required cleanout of the pipeline and terminal tanks, and removal of certain above-grade portions of the pipeline situated on right-of-way property.

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of September 30, 2007 and December 31, 2006 is as follows (in millions):

	Nine Months	Year Ended
	Ended September 30,	December 31,
	2007	2006

Beginning balance	$3.3	$3.4
Additional liabilities	—	0.6
Liabilities settled	(0.3)	(1.0)
Accretion expense	0.2	0.3

	$3.2	$3.3

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Financing Costs

Deferred financing costs represent expenses related to issuing our long-term debt, obtaining our lines of credit and obtaining lease financing. These amounts are recognized over the remaining term of the respective financing as an adjustment to interest expense. See Note 6 for further information.

Advertising Costs

Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the three and nine months ended September 30, 2007 was $0.5 million and $1.5 million, respectively and $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 2006.

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

Delek adopted the provisions of FIN 48 beginning January 1, 2007. The adoption of this interpretation to all of Delek’s tax positions resulted in an increase in the liability for unrecognized tax benefits and a cumulative effect adjustment of $0.1 million recognized as an adjustment to retained earnings. At January 1, 2007, Delek had unrecognized tax benefits of $0.2 million which, if recognized, would affect our effective tax rate. There were no significant changes to the liability for unrecognized tax benefits during the nine months ended September 30, 2007.

Delek files U.S. federal income tax returns, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004 or state and local income tax examinations by tax authorities for the years before 2003. The Internal Revenue Service has examined Delek’s income tax returns for 2003 and 2004. Delek doesn’t anticipate any significant

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

changes to its financial position or cash payouts as a result of FIN 48 adjustments within the next twelve months.

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. A nominal amount of interest was recognized related to unrecognized tax benefits upon adoption of FIN 48 and during the three and nine months ended September 30, 2007.

Delek benefits from federal tax incentives related to its refinery operations. Specifically, Delek is entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, Delek is entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items reduces Delek’s federal effective tax rate to an amount that, for the three and nine months ended September 30, 2007, is significantly less than the statutory rate of 35%.

Earnings Per Share

Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Weighted average common shares outstanding	52,299,679	50,889,869	51,543,001	45,778,758
Dilutive effect of equity instruments	937,864	1,126,036	755,364	738,031

Weighted average common shares outstanding, assuming dilution	53,237,543	52,015,905	52,298,365	46,516,789

Outstanding stock options totaling 816,438 and 1,563,388 common shares were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2007. Outstanding stock options totaling 1,564,218 common shares were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2006. These share equivalents did not have a dilutive effect under the treasury stock method.

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

We elected to use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards on the dates of grant. We elected the modified prospective transition method as permitted by SFAS 123R. See Note 7 for additional information.

Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2007 and 2006 was equivalent to net income for Delek.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

New Accounting Pronouncements

In September 2006, the FASB published SFAS No. 157, Fair Value Measurements (SFAS 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments to be measured at fair value under SFAS 133 at initial recognition and in all subsequent periods. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years although earlier application is encouraged. We plan to adopt SFAS 157 beginning January 1, 2008 and do not expect it to have a material effect on our financial position or results of operations.

In February 2007, the FASB published SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. While most of the provisions of this statement only apply to entities that elect the fair value option, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), applies to all entities with available-for-sale and trading securities. The fair value option established by this SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, is irrevocable once elected, and must be applied to entire instruments rather than to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We plan to adopt this standard beginning January 1, 2008 but are not currently contemplating electing to apply it to our financial instruments and we do not expect SFAS 159 to have a material impact on our financial position or results of operations.

3.	Inventory

Carrying value of inventories consisted of the following (in millions):

	September 30,	December 31,
	2007	2006

Refinery raw materials and supplies	$27.9	$31.5
Refinery work in process	24.7	18.7
Refinery finished goods	33.3	22.9
Retail fuel	23.5	14.4
Retail merchandise	37.1	26.7
Marketing refined products	2.5	6.6

Total inventories	$149.0	$120.8

At September 30, 2007 and December 31, 2006, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $34.7 million and $10.2 million, respectively.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Temporary Liquidations

During the third quarter of 2007, we incurred a temporary LIFO liquidation gain in our refinery inventory of $0.1 million, which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued expenses and other current liabilities in the accompanying September 30, 2007 condensed consolidated balance sheet.

During the third quarter of 2006, we carried a temporary LIFO liquidation gain in our refinery inventory of $0.2 million, which was incurred in the second quarter of 2006 and restored by the end of the year. The temporary LIFO liquidation gain was deferred as a component of accrued expenses and other current liabilities.

Permanent Liquidations

During the third quarter of 2007, we incurred a permanent reduction to a LIFO layer resulting in a liquidation gain in our refinery inventory in the amount of $1.3 million, in addition to the permanent reduction incurred during the first half of 2007 through second quarter in the amount of $2.0 million. The total liquidation gain incurred in the nine months ended September 30, 2007 was $3.3 million. This liquidation gain represents a reduction of approximately 162,000 barrels and was recognized as a component of cost of goods sold in the nine month period ended September 30, 2007.

During the second quarter of 2006, we also incurred a permanent reduction to a LIFO layer, resulting in a liquidation gain in our refinery inventory of $1.0 million. This liquidation gain, which represented a reduction of approximately 77,000 barrels, was recognized as a component of cost of goods sold in the nine month period ended September 30, 2006.

4.	Acquisitions

Calfee Acquisition

In the first quarter of 2007, Delek, through its Express subsidiary, agreed to purchase 107 retail fuel and convenience stores located in northern Georgia and eastern Tennessee, and related assets, from the Calfee Company of Dalton, Inc. and its affiliates (Calfee acquisition). We completed the purchase of 103 stores and assumed the management of all 107 stores in the second quarter of 2007. The purchase of the remaining four locations closed on July 27, 2007. Of the 107 stores, Delek owns 70 of the properties and assumed leases for the remaining 37 properties. Delek purchased the assets for approximately $71.7 million.

In addition to the consideration paid as acquisition cost for the Calfee acquisition, Delek incurred and capitalized $2.9 million in acquisition transaction costs. The allocation of the aggregate purchase price of the Calfee acquisition is summarized as follows (in millions):

Inventory	$6.8
Property, plant and equipment	65.0
Other assets, including unallocated intangibles	3.0
Taxes payable and other liabilities	(0.2)

$74.6

Fast Acquisition

During the third quarter of 2006, Delek, through its Express subsidiary, purchased 43 retail fuel and convenience stores located in northwest Georgia and southeast Tennessee, and related assets, from Fast Petroleum, Inc. and its related subsidiaries and investors (Fast acquisition) for approximately $50.0 million,

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In addition to the consideration paid as acquisition cost for the Fast acquisition, Delek incurred and capitalized $1.0 million in acquisition transaction costs. The allocation of the aggregate purchase price of the Fast acquisition is summarized as follows (in millions):

Inventory	$3.9
Other current assets	0.1
Property, plant and equipment	39.9
Goodwill	9.2
Other intangible assets	0.2
Taxes payable and other liabilities	(2.4)

$50.9

Pride Acquisition

On July 31, 2006, Delek, through its Marketing subsidiary, purchased a variety of assets related to the oil refining and marketing businesses of Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, and Pride Products (Pride acquisition) for approximately $55.1 million. The purchased assets included, among other things, two refined petroleum product terminals located in Abilene and San Angelo, Texas; seven pipelines; storage tanks; idle oil refinery equipment, including a Nash unit and other refinery equipment; and the Pride Companies’ rights under existing supply contracts.

In addition to the consideration paid as acquisition cost for the Pride acquisition, Marketing incurred and capitalized $1.3 million in acquisition transaction costs. The allocation of the aggregate purchase price of the Pride acquisition is summarized as follows (in millions):

Other current assets	$0.7
Property, plant and equipment	38.0
Goodwill	7.5
Intangibles	12.2
Assumed environmental and asset retirement liabilities	(2.0)

$56.4

The above acquisitions were accounted for using the purchase method of accounting, as prescribed in SFAS 141 and the results of their operations have been included in the condensed consolidated statements of operations from the dates of acquisition. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values.

Delek has completed its allocation of the purchase price for the Fast and Pride acquisitions. During the nine months ended September 30, 2007, the final allocation of the purchase price for the Pride and Fast acquisitions resulted in a net decrease to goodwill of $0.1 million and $0.2 million, respectively. The final allocations of the Calfee acquisition purchase price is subject to adjustments for a period not to exceed one year from the consummation date. The allocation period is intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS 141 for all assets acquired and liabilities assumed and amounts that are determined because information that was not previously obtainable becomes obtainable.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Equity Method Investment

Investment in Lion Oil Company

On August 22, 2007, Delek completed the acquisition of 28.34% of the issued and outstanding shares of common stock of Lion Oil Company (Lion Oil). On September 25, 2007, Delek completed the acquisition of an additional 6.24% of the issued and outstanding shares of Lion Oil, bringing its total ownership interest to 34.58%. Total cash consideration paid to the sellers by Delek in both transactions equaled approximately $88.2 million. In addition to cash consideration, Delek issued to one of the sellers 1,916,667 unregistered shares of Delek common stock, par value $0.01 per share. As of September 30, 2007, our total investment in Lion Oil was $140.6 million.

Lion Oil, a privately held Arkansas corporation, owns and operates a 75,000 barrel per day, high conversion crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s 188 convenience stores in the Memphis and Nashville markets. These product purchases are made at market value and totaled $4.9 million and $17.0 million in the three and nine months ended September 30, 2007. The refining segment also made sales of $1.9 million of intermediate products to the Lion refinery in the third quarter of 2007.

Summarized financial information of our proportionate share of Lion Oil as of and for the periods presented is as follows (in millions):

For the Three
and Nine
Months Ended
September 30,
2007

Gross profit	$2.7

Operating expenses	1.7

Net income	0.6

As of
September 30,
2007

Current assets	$100.6

Total assets	198.4

Current liabilities	75.4

Non-current liabilities	21.3

Equity in net assets	101.7

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Long Term Obligations and Short Term Note Payable

Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	September 30,	December 31,
	2007	2006

Senior Secured Credit Facility — Term Loan	$146.0	$147.1
Senior Secured Credit Facility — Revolver	53.0	59.5
Israel Discount Bank Note	30.0	30.0
Bank Leumi Note	30.0	30.0
Fifth Third Revolver	19.2	19.2
Lehman Note	65.0	—
Capital lease obligations	0.4	0.8

	343.6	286.6
Less:
Short-term note payable	19.2	19.2
Current portion of long-term debt	1.5	1.5
Current portion of capital lease obligations	0.2	0.3

	$322.7	$265.6

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

Letters of Credit outstanding under the facility totaled $15.8 million at September 30, 2007.

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

The Senior Secured Credit Facility Term and Senior Secured Credit Facility Revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan (as defined in the Senior Secured Credit Facility). Interest is payable quarterly for Base Rate Loans and for the applicable interest period on Eurodollar Loans. As of September 30, 2007, the weighted average borrowing rate was 8.1% for the Senior Secured Credit Facility Term Loan and 7.8% for the Senior Secured Credit Facility Revolver. Additionally, the Senior Secured Credit Facility requires Delek to pay a quarterly fee of 0.5% per annum on the average available revolving commitment. Amounts available under the Senior Secured Credit Facility Revolver as of September 30, 2007 were approximately $51.2 million.

In connection with this facility, Delek incurred and capitalized $9.4 million in deferred financing expenses that will be amortized over the term of the facility. The Senior Secured Credit Facility requires compliance with certain financial and non-financial covenants. Delek was in compliance with all covenant requirements as of September 30, 2007.

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

Additionally, the SunTrust ABL Revolver supports Delek’s issuances of letters of credit in connection with the purchases of crude oil for use in the refinery process that at no time may exceed the aggregate borrowing capacity available under the SunTrust ABL Revolver. As of September 30, 2007, we had no outstanding borrowings under the agreement, but had issued letters of credit totaling approximately $129.2 million. Amounts available under the SunTrust ABL Revolver as of September 30, 2007 were approximately $80.1 million.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In connection with the execution of the SunTrust ABL Revolver and subsequent amendments in periods through September 30, 2007, Delek incurred and capitalized $7.9 million in deferred financing expenses that is amortized over the term of the facility.

The SunTrust ABL Revolver contains certain negative covenants and pledges which prohibit Delek from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against or with respect to the refining segment. In addition, we are subject to certain financial and non-financial covenants in the event that availability under the borrowing base is less than $30.0 million on any date. Delek was in compliance with all covenant requirements as of September 30, 2007.

Israel Discount Bank Note

On April 26, 2005, Delek entered into a $30.0 million promissory note with Israel Discount Bank of New York (the Israel Discount Bank Note). The proceeds of this note were used to fund a portion of the refinery acquisition. The Israel Discount Bank Note was to mature on April 30, 2007, and bore interest, payable quarterly, at a spread of 1.375% over the 90 day London Inter Bank Offering Rate (LIBOR), with the first interest payment due in April 2006. In November 2005, we repaid $10.0 million of this note, reducing the outstanding principal indebtedness to $20.0 million. On May 23, 2006, all remaining principal and interest outstanding under the Israel Discount Bank Note was paid with the proceeds from the IDB Note discussed below, and a Delek Group guaranty of the Israel Discount Bank Note and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.

Bank Leumi Notes

On April 27, 2005, Delek entered into a $20.0 million promissory note with Bank Leumi ($20MM Bank Leumi Note). The proceeds of the $20MM Bank Leumi Note were used to fund a portion of the refinery acquisition. The $20MM Bank Leumi Note was to mature on April 27, 2007, and bore interest, payable quarterly, at a spread of 1.375% per year over the LIBOR rate (as defined in the note) for a three month term, with the first interest payment due in April 2006. In November 2005, we repaid $10.0 million of this note, reducing the outstanding principal indebtedness as of December 31, 2005 to $10.0 million. On May 23, 2006, all remaining principal and interest outstanding under the $20MM Bank Leumi Note was paid with the proceeds from the IDB Note discussed below, and a Delek Group guaranty of the $20MM Bank Leumi Note and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.

On July 27, 2006, Delek executed a $30.0 million promissory note in favor of Bank Leumi ($30MM Bank Leumi Note). The proceeds of this note were used to fund a portion of the acquisition of a new Delek subsidiary, Delek Marketing & Supply, LP. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted), as defined in the note, for interest periods of 30, 90 or 180 days as selected by Delek with the first interest payment due on October 24, 2006. As of September 30, 2007, the weighted average borrowing rate for amounts borrowed under the $30MM Bank Leumi Note was 7.2%.

IDB Note

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (the IDB Note). The proceeds of the IDB Note were used to repay the outstanding $10.0 million of indebtedness under the Bank Leumi Note defined above and to refinance the $20.0 million outstanding principal indebtedness under the Israel Discount Bank Note. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.0% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by Delek. As of September 30, 2007, the weighted average borrowing rate for amounts borrowed under the IDB Note was 7.3%.

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

Fifth Third Revolver

In conjunction with the Pride acquisition discussed in Note 4, on July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this revolver were used to fund the working capital needs of a new subsidiary, Delek Marketing & Supply, LP. The Fifth Third revolver initially matured on July 30, 2007, but on July 27, 2007, the maturity was extended until January 31, 2008. The revolver bears interest, payable for the applicable interest period, at a spread of 1.5% to 2.5%, as determined by a leverage-based pricing matrix, per year over the LIBOR. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply LP. As of September 30, 2007, the weighted average borrowing rate for amounts borrowed was 7.2%. Amounts available under the Fifth Third revolver as of September 30, 2007 were approximately $30.8 million. We are required to comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of September 30, 2007.

Lehman Credit Agreement

On March 30, 2007, Delek entered into a credit agreement with Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint book runner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint book runner. The credit agreement provides for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the Calfee acquisition, and to pay related costs and expenses in April 2007. The loans become due on March 30, 2009 and bear interest, at Delek’s election in accordance with the terms of the credit agreement, at either a Base Rate or Eurodollar rate, plus in each case, an applicable margin of initially 1% in respect of Base Rate loans, and 2% in respect of Eurodollar loans, which applicable margin is subject to increase depending on the number of days the loan remains outstanding. Interest is payable quarterly for Base Rate loans and for the applicable interest period for Eurodollar loans. As of September 30, 2007, the weighted average borrowing rate was 7.8%. In connection with the execution of this agreement, Delek incurred and capitalized $0.8 million in deferred financing costs that will be amortized over the term of the facility. We are required to comply with certain financial and non-financial covenants under this credit agreement. We were in compliance with all covenant requirements as of September 30, 2007.

Interest-Rate Derivative Instruments

Delek had interest rate cap agreements in place totaling $100.0 million and $128.8 million of notional principal amounts at September 30, 2007 and December 31, 2006, respectively. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility and previous indebtedness. However, as we have elected to not apply the permitted hedge treatment, including formal hedge designation and documentation, in accordance with the provisions of SFAS 133, as amended, the fair value of the derivatives is recorded in the balance sheet with the offsetting entry to earnings. The derivative instruments mature on various dates ranging from July 2008 through July 2010. The estimated

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

fair value of interest rate swap and interest rate cap agreements at September 30, 2007 and December 31, 2006 totaled $2.0 million and $3.4 million, respectively, and was recorded in other non-current assets in the accompanying condensed consolidated balance sheets.

In accordance with SFAS 133, as amended, we recorded non-cash expense (income) representing the change in estimated fair value of the interest rate cap agreements of $1.3 million and $1.5 million, respectively, for the three and nine months ended September 30, 2007 and $1.4 million and ($0.1) million for the three and nine months ended September 30, 2006.

While Delek has not elected to apply permitted hedging treatment in accordance with the provisions of SFAS No. 133 in the past, we may choose to elect that treatment in future transactions.

7.	Stock Based Compensation

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

Vested RSUs are not issued until the minimum statutory withholding requirements have been remitted to us for payment to the taxing authority on behalf of our employees. As a result, the actual number of shares accounted for as issued may be less than the number of RSUs vested, due to any withholding amounts which have not been remitted by employees.

We generally recognize compensation expense related to stock-based awards with graded or cliff vesting on a straight-line basis over the vesting period.

Compensation Expense Related to Equity-based Awards

Compensation expense for the equity-based awards amounted to $0.9 million ($0.6 million, net of taxes) and $2.4 million ($1.7 million, net of taxes), respectively, for the three and nine months ended September 30, 2007. Compensation expense for the equity-based awards amounted to $0.7 million ($0.5 million, net of taxes) and $1.6 million ($1.1 million, net of taxes) for the three and nine months ended September 30, 2006, respectively. These amounts were included in general and administrative expenses in the accompanying statements of operations.

Unrecognized Compensation Costs Related to Equity-based Awards

As of September 30, 2007, there was $8.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.1 years.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Segment Data

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

Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Operations which are not specifically included in the reportable segments are included in the category “Corporate and other,” which primarily consists of corporate headquarters operating expenses, depreciation and amortization expense and interest income and expense.

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

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 500 company-operated retail fuel and convenience stores throughout the southeastern United States as of September 30, 2007. Of that total, 267 are located in Tennessee, 95 in Alabama, 81 in Georgia, 36 in Virginia, and 15 are in Arkansas. The remaining stores are in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names “MAPCO Mart”, “MAPCO Express”, “Discount Food Mart”, “East Coast®”, “Fast Food and Fuel” and “Favorite Markets.”

There were $4.2 million and $10.8 million of inter-segment sales and purchases in the three and nine months ended September 30, 2007, respectively. There were no inter-segment sales or purchases in the three months ended September 30, 2006 and $0.2 million of inter-segment sales and purchases in the nine months ended September 30, 2006. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and for the Three Months Ended September 30, 2007
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$423.4	$481.1	$160.3	$0.1	$1,064.9
Intercompany marketing fees and sales	(4.2)	—	4.2	—	—
Operating costs and expenses:
Cost of goods sold	373.5	424.5	156.6	—	954.6
Operating expenses	18.9	35.4	0.2	0.1	54.6

Segment contribution margin	$26.8	$21.2	$7.7	$—	55.7

General and administrative expense					14.0
Depreciation and amortization					8.4

Operating income					$33.3

Total assets	$379.8	$532.3	$90.1	$226.4	$1,228.6

Capital spending (excluding business combinations)	$15.6	$5.0	$0.1	$1.9	$23.0

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	As of and for the Three Months Ended September 30, 2006
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$424.5	$401.8	$94.4	$0.1	$920.8
Intercompany marketing fees and sales	—	—	—	—	—
Operating costs and expenses:
Cost of goods sold	370.8	351.5	95.1	—	817.4
Operating expenses	17.2	27.2	0.2	0.2	44.8

Segment contribution margin	$36.5	$23.1	$(0.9)	$(0.1)	58.6

General and administrative expense					10.0
Depreciation and amortization					5.7

Operating income					$42.9

Total assets	$337.9	$425.8	$93.9	$87.7	$945.3

Capital spending (excluding business combinations)	$34.9	$5.7	$0.1	$—	$40.7

	For the Nine Months Ended September 30, 2007
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$1,219.1	$1,298.5	$455.6	$0.3	$2,973.5
Intercompany marketing fees and sales	(10.8)	—	10.8	—	—
Operating costs and expenses:
Cost of goods sold	995.6	1,146.8	442.8	—	2,585.2
Operating expenses	54.9	100.2	0.7	0.3	156.1

Segment contribution margin	$157.8	$51.5	$22.9	$—	232.2

General and administrative expense					40.0
Depreciation and amortization					23.4

Operating income					$168.8

Capital spending (excluding business combinations)	$35.5	$12.5	$0.1	$1.9	$50.0

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Nine Months Ended September 30, 2006
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$1,240.6	$1,065.0	$94.4	$0.2	$2,400.2
Intercompany marketing fees and sales	—	—	—	—	—
Operating costs and expenses:
Cost of goods sold	1,059.0	940.1	95.1	(0.2)	2,094.0
Operating expenses	52.1	76.2	0.2	0.4	128.9

Segment contribution margin	$129.5	$48.7	$(0.9)	$—	177.3

General and administrative expense					27.1
Depreciation and amortization					14.8
Losses on forward contract activities					0.1

Operating income					$135.3

Capital spending (excluding business combinations)	$67.0	$17.0	$0.1	$—	$84.1

(1)	Marketing operations were initiated on August 1, 2006 in conjunction with the Pride acquisition.

9.	Commitments and Contingencies

Litigation

Delek is subject to various claims and legal actions that arise in the ordinary course of its business. In the opinion of management, the ultimate resolution of any such matters known by management are not expected to have a material adverse effect on Delek’s financial position or results of operations in future periods.

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

Environment, Health and Safety

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

Based upon environmental evaluations performed by third parties subsequent to our purchase of the refinery, we recorded a liability of $6.7 million as of September 30, 2007, relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature which were assumed in connection with the refinery acquisition. This liability includes estimated costs for on-going remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $0.3 million of the undiscounted liability is expected to be expended within the next year with the remaining balance of $6.4 million, expendable within the next ten years.

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

Other than certain enforcement actions under discussion with the EPA and DOJ, and for which appropriate reserves have been accrued or for which we believe the outcome will be immaterial, we have not been named as defendant in any environmental, health or safety litigation.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

granted an additional three months in which to complete the project. This project was completed in the third quarter of 2006. As required by the compliance plan, Delek purchased and retired diesel sulfur credits to offset the volume of high sulfur diesel produced during the three month extension.

Regulations promulgated by The Texas Commission on Environmental Quality (TCEQ) require the use of only Low Emission Diesel (LED) in counties east of Interstate 35 beginning in October 2005. Delek has received approval to meet these requirements by selling diesel that meets the criteria in an Alternate Emissions Reduction Plan on file with the TCEQ through the end of 2007 or through the use of approved additives either before or after December 2007.

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

In June 2007, the U.S. Department of Labor’s Occupational Safety & Health Administration (OSHA) announced it was implementing a National Emphasis Program addressing workplace hazards at petroleum refineries. Under this program, OSHA expects to conduct inspections of process safety management (PSM) programs over the next two years at approximately 80 refineries nationwide that are located in states that do not have their own OSHA program. Texas does not have a state OSHA program. Currently, no inspection has yet been initiated by OSHA at our Tyler, Texas refinery.

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

Letters of Credit

As of September 30, 2007, Delek had in place letters of credit totaling approximately $146.6 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude for the refinery and fuel for our retail and convenience stores.

10.	Related Party Transactions

At September 30, 2007, Delek Group Ltd. owned approximately 73% of our outstanding common stock. As a result, Delek Group Ltd. and its controlling shareholder, Mr. Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

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

11.	Subsequent Event

Dividend Declaration

On October 22, 2007, Delek announced that its Board of Directors had declared a quarterly cash dividend of $0.0375 per share as well as a special dividend of $0.1975 per share, both payable on November 19, 2007, to stockholders of record on November 5, 2007.

ITEM 2.	Management’s Discussion and Analysis

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in the Form 10-K filed on March 20, 2007. Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

We are a diversified energy business focused on petroleum refining, marketing and supply and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (bpd), along with an associated crude oil pipeline and light products loading facilities. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 500 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. Additionally we own a minority equity interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 75,000 barrel per day high-conversion crude oil refinery and other pipeline and product terminals.

The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in our refining segment include the cost of crude, our primary raw material, the refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, refinery utilization rates and planned maintenance activities or turnarounds.

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

Over the past few years, we, as well as other oil refiners have operated in an upward-sloping oil pricing environment, where the current price of crude is lower than the future price as represented in the futures contract market. An upward-sloping market is referred to as a “contango” market. However, during the third quarter, the global oil market started to reflect the expectation that oil prices in the near to intermediate term would be lower than “spot market” prices. In effect, the “forward curve” which represents the oil futures market is inverted, therefore the market is now in “backwardation.” Due to this current market structure, and because our crude purchases and our refined product sales are executed using the futures market, our cost of crude is higher than the daily spot price; having a negative impact on our gross margin per barrel when compared to the industry crack spread, which is computed using spot prices for oil, gasoline, and diesel fuel. The direction of future prices is difficult to forecast, however, at present, a continuation of this backwardated market is reflected in the futures contract market structure.

The cost to acquire the refined fuel products we sell to our wholesale customers in our marketing segment and at our convenience stores in our retail segment depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Our retail merchandise sales are driven by convenience, customer service, competitive pricing and branding. Motor fuel margin is sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon, or cpg, basis. Our motor fuel margins are impacted by local supply, demand, weather, competitor pricing and product brand.

As part of our overall business strategy, we regularly evaluate opportunities to expand and complement our business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

Executive Summary of Recent Developments

Refining segment activity

At the refinery, we continue to work to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline. Our gasoline hydrotreater (GHT) should be operational in 2008. We also plan to spend approximately $60.0 million on crude optimization projects in 2007 and 2008.

Our average throughput for the third quarter of 2007 was 56,500 barrels per day compared to 56,700 for the third quarter of 2006. Our utilization rate equaled 92.4% during the third quarter of 2007 compared to 92.8% during the third quarter of 2006.

During the third quarter of 2007, there were several unanticipated maintenance events due to the ongoing operational effects of several weather-related power outages during the second quarter of 2007 at the refinery which interrupted production. Sales volume for the third quarter of 2007 was 52,300 barrels per day versus 55,000 barrels per day for the comparable period in the prior year. The interrupted production resulted in short-term inventory shortages at our Tyler, Texas terminal, which contributed to the decrease in sales volume.

Our margin realization, adding back intercompany service fees, was $10.37 per barrel sold in the third quarter of 2007 versus $10.58 per barrel sold in the comparable period in 2006. The significant increase in crude prices the industry experienced in the third quarter impacted our margin realization because refined product prices rose at a much slower rate.

Continued optimization of the refinery operation allowed us to run over 4,600 barrels per day of West Texas Sour (WTS) crude through the refinery and continue to maintain our light, high-value products at a 91% realization rate in the third quarter of 2007.

Marketing segment activity

Our marketing segment generated net sales for the 2007 third quarter of $164.5 million on sales of approximately 18,200 barrels per day of refined products. During the 61 days of operation during the third quarter of 2006, we generated net sales of $94.4 million on approximately 17,535 barrels sold per day of refined products. This segment was formed in August 2006 with the completion of the Pride acquisition.

Retail segment activity

In the third quarter of 2007, we continued to move forward with plans to expand our new MAPCO Mart concept store and our proprietary food service offering, GrilleMarxtm. Projects are underway to build 3 to 4 new MAPCO Marts in 2007. Capital spent on these projects in the nine months ended September 30, 2007 totaled $4.5 million and we expect to spend $7.5 million over the entire fiscal year 2007.

We continue to develop our private label product offerings which currently include water, soft drinks, energy drinks, motor oil, automatic transmission fluid and bag candy. Private label merchandise rose to its highest level as a percent of merchandise sales in the third quarter. There are several new private label products in development and we intend to continue to introduce new items regularly. We are currently studying the brand appeal of our private label products and expect to update our packaging in the next few months. We expect these offerings will continue to capture the interest of our customer base.

Market Trends

The results of operations from our refining segment are significantly affected by the cost of commodities.

The volatility in the energy markets continued in the third quarter of 2007, as concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in increases in the price of crude oil which outpaced product prices in the third quarter of 2007, as well as the comparative period in 2006. The US Gulf Coast 5-3-2 crack spread ranged from a high of $22.52 per barrel to a low of $7.16 per barrel during the third quarter of 2007. The 5-3-2 crack spread averaged $12.02 per barrel during the third quarter of 2007 compared to an average of $10.29 in the third quarter of 2006.

High volatility in the wholesale cost of fuel has also continued . The US Gulf Coast price for unleaded gasoline ranged from a low of $1.86 per gallon to a high of $2.39 per gallon during the third quarter of 2007, which compares to a low of $1.45 per gallon to a high of $2.39 per gallon during the same period in 2006.

The cost of natural gas used for fuel in our refinery has also shown volatility. Our average cost of natural gas decreased to $6.18 per million British Thermal Units (MMBTU) in the third quarter of 2007 from $6.90 per MMBTU in the second quarter of 2007.

As part of our overall business strategy, management determines, based on the market and other factors, whether to maintain, increase or decrease inventory levels of crude or other intermediate feedstocks. At September 30, 2007, we had existing intermediate product inventories we expect to process in the near term.

Factors Affecting Comparability

The comparability of our results of operations for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006 was affected by the following factors:

•	completion of the Distillate Desulfurization Unit at the refinery in September 2006 which allowed for accelerated tax depreciation and generated specific federal tax credits that significantly reduced the effective income tax rate in the first nine months of 2007;

•	the completion of acquisitions, including the second quarter of 2007 inclusion of the 107 Calfee Company of Dalton, Inc. retail and convenience stores (three of which do not sell fuel) located primarily in eastern Tennessee and northern Georgia (the Calfee stores), the third quarter of 2006 purchase of 43 retail fuel and convenience stores in Georgia and Tennessee (the Fast stores) and the completion of the purchase of refined petroleum product terminals, seven pipelines and storage tanks (the Pride acquisition) in separate transactions in the third quarter of 2006.

•	continued optimization of the refinery operation allowed us to run over 4,600 barrels per day of West Texas Sour (WTS) crude. In the comparative period of 2006, we were not running any WTS and; therefore, we did not capture the additional margin on that lower-priced feedstock.

Summary Financial and Other Information

The following table provides summary financial data for Delek.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Statement of Operations Data:
Net sales:
Refining	$419.2	$424.5	$1,208.3	$1,240.6
Marketing(1)	164.5	94.4	466.4	94.4
Retail	481.1	401.8	1,298.5	1,065.0
Other	0.1	0.1	0.3	0.2

	1,064.9	920.8	2,973.5	2,400.2
Expenses:
Cost of goods sold	954.6	817.4	2,585.2	2,094.0
Operating expenses	54.6	44.8	156.1	128.9
General and administrative expenses	14.0	10.0	40.0	27.1
Depreciation and amortization	8.4	5.7	23.4	14.8
Losses on forward contract activities	—	—	—	0.1

	1,031.6	877.9	2,804.7	2,264.9

Operating income	33.3	42.9	168.8	135.3

Interest expense	7.8	5.4	23.3	17.0
Interest income	(2.5)	(2.4)	(7.7)	(4.9)
Interest expense — related party	—	—	—	1.0
Earnings from equity method investment	(0.6)	—	(0.6)	—
Other expenses, net	1.3	1.4	1.5	0.1

	6.0	4.4	16.5	13.2

Income before income tax expense	27.3	38.5	152.3	122.1
Income tax expense	6.9	12.2	43.8	40.7

Net income:	$20.4	$26.3	$108.5	$81.4

Basic and Diluted earnings per share Basic earnings per share	$0.39	$0.52	$2.10	$1.78

Diluted earnings per share	$0.38	$0.51	$2.07	$1.75

Weighted average shares, basic	52,299,679	50,889,869	51,543,001	45,778,758

Weighted average shares, diluted	53,237,543	52,015,905	52,298,365	46,516,789

	As of and for the Three Months Ended September 30, 2007
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Segment Data:
Net sales (excluding intercompany marketing fees and sales)	$423.4	$481.1	$160.3	$0.1	$1,064.9
Intercompany marketing fees and sales	(4.2)	—	4.2	—	—
Operating costs and expenses:
Cost of goods sold	373.5	424.5	156.6	—	954.6
Operating expenses	18.9	35.4	0.2	0.1	54.6

Segment contribution margin	$26.8	$21.2	$7.7	$—	55.7

General and administrative expense					14.0
Depreciation and amortization					8.4

Operating income					$33.3

Total assets	$379.8	$532.3	$90.1	$226.4	$1,228.6

Capital spending (excluding business combinations)	$16.0	$5.0	$0.1	$1.9	$23.0

	As of and for the Three Months Ended September 30, 2006
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$424.5	$401.8	$94.4	$0.1	$920.8
Intercompany marketing fees and sales	—	—	—	—	—
Operating costs and expenses:
Cost of goods sold	370.8	351.5	95.1	—	817.4
Operating expenses	17.2	27.2	0.2	0.2	44.8

Segment contribution margin	$36.5	$23.1	$(0.9)	$(0.1)	58.6

General and administrative expense					10.0
Depreciation and amortization					5.7

Operating income					$42.9

Total assets	$337.9	$425.8	$93.9	$87.7	$945.3

Capital spending (excluding business combinations)	$34.9	$5.7	$0.1	$—	$40.7

	For the Nine Months Ended September 30, 2007
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$1,219.1	$1,298.5	$455.6	$0.3	$2,973.5
Intercompany marketing fees and sales	(10.8)	—	10.8	—	—
Operating costs and expenses:
Cost of goods sold	995.6	1,146.8	442.8	—	2,585.2
Operating expenses	54.9	100.2	0.7	0.3	156.1

Segment contribution margin	$157.8	$51.5	$22.9	$—	232.2

General and administrative expense					40.0
Depreciation and amortization					23.4

Operating income					$168.8

Capital spending (excluding business combinations)	$35.5	$12.5	$0.1	$1.9	$50.0

	For the Nine Months Ended September 30, 2006
				Corporate,
				Other and
	Refining	Retail	Marketing(1)	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$1,240.6	$1,065.0	$94.4	$0.2	$2,400.2
Intercompany marketing fees and sales	—	—	—	—	—
Operating costs and expenses:
Cost of goods sold	1,059.0	940.1	95.1	(0.2)	2,094.0
Operating expenses	52.1	76.2	0.2	0.4	128.9

Segment contribution margin	$129.5	$48.7	$(0.9)	$—	177.3

General and administrative expense					27.1
Depreciation and amortization					14.8
Losses on forward contract activities					0.1

Operating income					$135.3

Capital spending (excluding business combinations)	$67.0	$17.0	$0.1	$—	$84.1

(1)	Marketing operations were initiated on August 1, 2006 in conjunction with the Pride acquisition.

Results of Operations

Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2007 versus the Three Months Ended September 30, 2006

For the three months ended September 30, 2007 and 2006, we generated net sales of $1,064.9 million and $920.8 million, respectively. Of the $144.1 million increase in net sales, $70.1 million relates to the new marketing segment formed in August 2006 and $65.8 million was due to the Calfee stores acquired in the second quarter of 2007. These increases were offset by lower products sold at the refinery due to the on-going operational effects of several weather-related power outages during the second quarter.

Cost of goods sold was $954.6 million for the 2007 third quarter compared to $817.4 million for the comparable 2006 quarter, an increase of $137.2 million or 16.8%. Of this increase, $61.5 million resulted from the inclusion of the marketing segment costs and $56.5 million was due to the costs associated with the Calfee stores. In the third quarter of 2007, while the cost of crude was higher, we processed fewer barrels of crude.

Operating expenses were $54.6 million for the third quarter of 2007 compared to $44.8 million for the third quarter of 2006, an increase of $9.8 million or 21.9%. This increase was primarily driven by changes in the retail segment, including $7.0 million related to the Calfee stores and from higher maintenance and credit card expenses in our existing stores offset by lower other operating costs.

General and administrative expenses were $14.0 million for the third quarter of 2007 compared to $10.0 million for the third quarter of 2006, an increase of $4.0 million. We do not allocate general and administrative expenses to the segments. The increase was primarily due to increases in personnel, professional support and contractors as a result of the costs associated with the acquired assets of the Calfee stores, the costs from the marketing segment which started operations in the 2006 third quarter and the costs associated with being a public company, including our Sarbanes-Oxley compliance efforts. We have efforts underway toward meeting the requirement to certify compliance with the internal control requirements of Sarbanes-Oxley in the fiscal year ended December 31, 2007. We also incurred some costs, which were not material, associated with potential acquisitions which we determined we will no longer pursue.

Depreciation and amortization was $8.4 million for the 2007 third quarter compared to $5.7 million for the 2006 third quarter. This increase was primarily due to the inclusion of depreciation expense associated with the Calfee stores acquired in the second quarter of 2007 and depreciation expense associated with the Distillate Desulfurization Unit placed in service at the refinery in September 2006, neither of which had comparative depreciation in 2006.

Interest expense was $7.8 million in the 2007 third quarter compared to $5.4 million for the 2006 third quarter, an increase of $2.4 million. This increase was due to increased indebtedness associated with the acquisitions completed in the second quarter of 2007 and higher short-term interest rates. Interest income was $2.5 million for the third quarter of 2007 compared to $2.4 million for the third quarter of 2006, an increase of $0.1 million.

In the third quarter of 2007, we recognized a $1.3 million loss in the fair market value of our interest rate derivatives as compared to a $1.4 million loss in the 2006 third quarter.

Income tax expense was $6.9 million for the third quarter of 2007, compared to $12.2 million for the third quarter of 2006, a decrease of $5.3 million. This decrease primarily resulted from our lower taxable income in the 2007 third quarter compared to the comparable period in 2006. Our effective tax rate was 25.3% for the third quarter of 2007, compared to 31.7% for the third quarter of 2006. The decrease in the effective tax rate was primarily due to federal tax credits related to production of ultra low sulfur diesel fuel, which began during the third quarter of 2006.

In 2006, we benefited from other tax incentives relating to our refinery operations. Substantially all refinery operations are conducted through a Texas limited partnership, which is not subject to Texas franchise tax. The limited partnership’s 0.1% general partner was subject to Texas franchise tax on its 0.1% share of refining operations. Additionally, all other Texas activity, including the marketing segment, has occurred in a limited partnership entity, also not subject to Texas franchise tax. Accordingly, the effective tax rate applicable to the refining and marketing segments is the federal tax rate plus a nominal amount of state franchise tax. Consequently, our consolidated effective tax rate was reduced by their proportionate contribution to our consolidated pretax earnings. The taxation of earnings in Texas is subject to change due to new legislation which became effective January 1, 2007. The Texas franchise tax, which is a gross receipts tax, has been estimated to increase our consolidated effect tax rate by approximately one-half of one percent.

We benefited from federal tax incentives related to our refinery operations. Specifically, we were entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, we were entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items further reduced our effective federal tax rate to an amount that is significantly less than the statutory rate of 35% for the three months ended September 30, 2007.

Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2007 versus the Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007 and 2006, we generated net sales of $2,973.5 million and $2,400.2 million, respectively. The increase in net sales was primarily due to the favorable margins in the refinery segment. While production throughputs in the nine months ended September 30, 2007 were slightly lower than the comparable prior year period, margin realization was 26.6% higher. Further contributing to the increase $573.3 million increase in net sales, $361.2 million related to the new marketing segment, $133.4 million was due to the Calfee stores acquired in 2007 and $77.8 million was due to the Fast stores acquired in 2006. These increases were offset by lower sales volume at the refinery due to weather-related power outages and mid-cycle maintenance during the nine months ended September 30, 2007.

Cost of goods sold was $2,585.6 million for the nine months ended September 30, 2007 compared to $2,094.0 million for the nine months ended September 30, 2006, an increase of $491.6 million or 23.5%. Of this increase, $347.7 million resulted from the inclusion of the marketing segment costs, $115.0 million was due to the costs associated with the Calfee stores and $69.7 million of the increase was due to inclusion of costs associated with the Fast stores acquired.

Operating expenses were $156.1 million for the nine months ended September 30, 2007 compared to $128.9 million for the nine months ended September 30, 2006, an increase of $27.2 million or 21.1%. This increase was primarily driven by the retail segment, including a $14.0 million increase related to the operation of the Calfee stores and a $5.8 million increase related to the operation of the Fast stores. The remainder was due to higher utility, maintenance and supply expenses, as well as a continuing increase in credit card expense; all of which were partially offset by a decrease in insurance expense. The refining segment experienced $1.0 million of increased costs associated with processing recovered oil and wastewater which was generated in 2006. The new marketing segment also contributed $0.5 million to the increased expenses.

General and administrative expenses were $40.0 million for the nine months ended September 30, 2007 compared to $27.1 million for the nine months ended September 30, 2006, an increase of $12.9 million. We do not allocate general and administrative expenses to the segments. The increase was primarily due to increases in personnel, professional support and contractors as a result of the costs associated with the assets of the Calfee and Fast stores acquired, the costs from the marketing segment, which started operations in the 2006 third quarter, the accrual of a special bonus paid to one of our senior executives and the costs associated with being a public company, including our Sarbanes-Oxley compliance efforts. We have efforts underway toward meeting our requirement to certify compliance with the internal control requirements of Sarbanes-Oxley in the fiscal year ended December 31, 2007. We also incurred costs associated with potential acquisitions which we determined we will no longer pursue.

Depreciation and amortization was $23.4 million for the nine months ended September 30, 2007 compared to $14.8 million for the comparable period in 2006. This increase was primarily due to the inclusion of depreciation expense associated with the Calfee stores acquired in the second quarter of 2007, the Fast stores acquired in the third quarter of 2006 and depreciation expense associated with the Distillate Desulfurization Unit placed in service at the refinery in September 2006, none of which had comparative depreciation in 2006.

Interest expense was $23.3 million in the nine months ended September 30, 2007 compared to $17.0 million for the nine months ended September 30, 2006, an increase of $6.3 million. This increase was due to increased indebtedness associated with the acquisitions completed in the second quarter of 2007 and third quarter of 2006, and higher short-term interest rates. Interest income was $7.7 million for the nine months ended September 30, 2007 compared to $4.9 million for the nine months ended September 30, 2006, an increase of $2.8 million. This increase was due primarily to higher cash and short-term investment balances as a result of the refinery’s favorable margins, as well as the proceeds received from our initial public offering in May 2006. Interest expense from related party notes payable for the nine months ended September 30, 2006 was $1.0 million. There was no interest expense from related party notes in the nine months ended September 30, 2007, as all related party debt was repaid from proceeds received in our May 2006 initial public offering.

In the nine months ended September 30, 2007, we recognized a $1.5 million loss in the fair market value of our interest rate derivatives as compared to a gain of $0.1 million in the comparable period in 2006.

Income tax expense was $43.8 million for the nine months ended September 30, 2007, compared to $40.7 million for the nine months ended September 30, 2006, an increase of $3.1 million. This increase primarily resulted from our higher taxable income in the nine months ended September 30, 2007 compared to the comparable period in 2006. Our effective tax rate was 28.8% for the nine months ended September 30, 2007, compared to 33.3% for the comparable period in 2006. The increase in income tax expense due to the increase in pre-tax income was partially offset by a decrease in our effective rate. The decrease in the effective tax rate was primarily due to federal tax credits related to production of ultra low sulfur diesel fuel, which began during the third quarter of 2006.

In 2006, we benefited from other tax incentives relating to our refinery operations. Substantially all refinery operations are conducted through a Texas limited partnership, which is not subject to Texas franchise tax. The limited partnership’s 0.1% general partner was subject to Texas franchise tax on its 0.1% share of refining operations. Additionally, all other Texas activity, including the marketing segment, has occurred in a limited partnership entity, also not subject to Texas franchise tax. Accordingly, the effective tax rate applicable to the refining and marketing segments is the federal tax rate plus a nominal amount of state franchise tax. Consequently, our consolidated effective tax rate was reduced by their proportionate contribution to our consolidated pretax earnings. The taxation of earnings in Texas is subject to change due to new legislation which became effective January 1, 2007. The Texas franchise tax, which is a gross receipts tax, has been estimated to increase our consolidated effect tax rate by approximately one-half of one percent.

We benefited from federal tax incentives related to its refinery operations. Specifically, we were entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, we were entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items further reduced our effective federal tax rate to an amount that is significantly less than the statutory rate of 35% for the nine months ended September 30, 2007.

Operating Segments

We report operating results in three segments: refining, marketing and retail. In the third quarter of 2006, the marketing segment was added to track the activity associated with the sales of refined products on a wholesale basis. This activity was generated using the assets purchased from the Pride Companies in August 2006.

Refining Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Days operated in period	92	92	273	273
Total sales volume (average barrels per day)	52,296	55,181	53,962	55,498
Products manufactured (average barrels per day):
Gasoline	28,914	30,500	29,769	29,974
Diesel/Jet	20,677	19,957	20,450	21,811
Petrochemicals, LPG, NGLs	2,563	2,508	2,208	2,401
Other	2,413	2,242	2,986	2,495

Total production	54,567	55,207	55,413	56,681

Throughput (average barrels per day):
Crude oil	55,456	55,670	54,658	56,546
Other feedstocks	1,018	1,061	2,155	1,342

Total throughput	56,474	56,731	56,813	57,888

Per barrel of sales:
Refining operating margin	$9.49	$10.58	$14.44	$11.98
Refining operating margin adding back intercompany marketing service fees	$10.37	$10.58	$15.17	$11.98
Direct operating expenses	$3.93	$3.39	$3.73	$3.44
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$75.17	$70.69	$66.24	$68.30
US Gulf Coast 5-3-2 crack spread (per barrel)	$12.02	$10.29	$15.00	$11.28
US Gulf Coast Unleaded Gasoline (per gallon)	$2.09	$1.93	$1.98	$1.92
Ultra low sulfur diesel (per gallon)(1)	$2.17	$2.09	$2.01	$2.11
Natural gas (per MMBTU)	$6.18	$6.18	$6.97	$6.89

(1)	Production of Ultra Low sulfur diesel began in May 2006.

Comparison of the Three Months Ended September 30, 2007 versus the Three Months Ended September 30, 2006

Net sales for the refining segment were $419.2 million for the three months ended September 30, 2007 compared to $424.5 million for the same period in 2006, a decrease of $5.3 million or 1.2%. Net sales were impacted by unplanned maintenance interruptions at the refinery that caused temporary product outages at the Tyler terminal, which were partially offset by an increase in the average sales price per barrel sold in the third quarter of 2007 of $87.13 compared to $83.61 per barrel in the third quarter of 2006.

Cost of goods sold for our refining segment for the three months ended September 30, 2007 was $373.5 million compared to $370.8 million for the comparable period of 2006, an increase of $2.7 million. This cost increase was driven by increased cost of crude which was partially offset by reduced crude processed during the 2007 third quarter. The average cost per barrel was $77.64 for the 2007 third quarter compared to $73.03 per barrel for the comparable period in 2006.

In conjunction with the Pride acquisition and the formation of our marketing segment in the third quarter of 2006, our refining segment entered into a service agreement with our marketing segment on October 1, 2006, which among other things, required it to pay service fees based on the number of gallons sold at the Tyler, Texas refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This service agreement lowered the refining margin achieved by our refining segment in the third quarter of 2007 by $0.88 per barrel to $9.49 per barrel. Without this fee, the refining segment would have achieved a refining operating margin of $10.37 per barrel in the 2007 third quarter compared to $10.58 per barrel sold for the 2006 comparable period. This intercompany fee is eliminated in consolidation.

Operating expenses were $18.9 million for the 2007 third quarter or $3.93 per barrel sold compared to $17.2 million for the 2006 third quarter or $3.39 per barrel sold. The increase in operating expense per barrel sold was due primarily to a decrease in barrels sold of 2,885 bbls per day which equates to a $0.21 increase in the operating cost metric, as well as $1.0 million additional costs related to several unplanned maintenance events, $0.5 million of contractor services related to these maintenance events and $0.5 million of higher utility costs. These increased costs were partially offset by $0.3 million of savings in insurance costs. Segment contribution margin for the refining segment for the 2007 third quarter represented 48% of our total segment contribution margin, or $26.8 million.

Comparison of the Nine Months Ended September 30, 2007 versus the Nine Months Ended September 30, 2006

Net sales for the refining segment were $1,208.3 million for the nine months ended September 30, 2007 compared to $1,240.6 million for the comparable period in 2006, a decrease of $32.3 million or 2.6%. Net sales were impacted by unplanned maintenance interruptions at the refinery which caused temporary product outages at the Tyler terminal. The average sales price per barrel of $82.02 as compared to $81.88 per barrel in the nine months ended September 30, 2006.

Cost of goods sold for our refining segment for the nine months ended September 30, 2007 was $995.6 million compared to $1,059.0 million for the comparable period of 2006, a decrease of $63.4 million. This cost decrease was due to reduced production volume during the nine months ended September 30, 2007. The average cost per barrel was $67.59 for the nine months ended September 30, 2007 compared to $69.90 per barrel for the comparable period in 2006.

In conjunction with the Pride acquisition and the formation of our marketing segment in the third quarter of 2006, our refining segment entered into a service agreement with our marketing segment on October 1, 2006, which among other things, required it to pay service fees based on the number of gallons sold at the Tyler, Texas refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This service agreement lowered the refining margin achieved by our refining segment in the nine months ended September 30, 2007 by $0.73 per barrel to $14.44 per barrel. Without this fee, the refining segment would have achieved a refining operating margin of $15.17 per barrel in the nine months ended September 30, 2007 compared to $11.98 per barrel for the 2006 comparable period. This intercompany fee is eliminated in consolidation.

Operating expenses were $54.9 million for the nine months ended September 30, 2007 or $3.73 per barrel sold compared to $52.1 million for the nine months ended September 30, 2006 or $3.44 per barrel sold. The increase in operating expense per barrel sold was due primarily to a decrease in barrels sold of 1,536 bbls per day which equates to a $0.11 increase in the operating cost metric, as well as $1.6 million additional costs related to several unplanned maintenance events and power outages experienced prior to the commencement of operation of the 138kV power substation, $0.4 million of inspection fees associated with regulatory compliance related to the maintenance work, $1.0 million of increased costs associated with processing recovered oil and wastewater and $0.8 million in higher chemical costs. These increased costs were partially offset by $0.7 million of savings in insurance costs. Segment contribution margin for the refining segment for the nine months ended September 30, 2007 represented 68% of our total segment contribution margin, or $157.8 million.

Marketing Segment

We initiated operations in our marketing segment during the third quarter of 2006 with the acquisition of the Pride assets. In this segment, we sell refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Days operated in period	92	61	273	61
Total sales volume (average barrels per day)	18,151	17,535	18,489	17,535
Products sold (average barrels per day):
Gasoline	7,851	7,902	8,393	7,902
Diesel/Jet	10,038	9,590	9,981	9,590
Other	262	43	115	53

Total sales	18,151	17,535	18,489	17,535

Direct operating expenses (per barrel of sales)	$0.13	$0.12	$0.15	$0.12

Analysis of the Three Months Ended September 30, 2007

Net sales for the marketing segment were $164.5 million for the 2007 third quarter compared to $94.4 million for the 2006 third quarter. Total sales volume averaged 18,151 barrels per day in the 2007 third quarter as compared to 17,535 barrels per day in the 2006 comparable period. Net sales included $4.2 million of net service fees paid by our refining segment to our marketing segment in the 2007 third quarter. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing marketing, sales and customer support services. This service agreement was initiated between the refining segment and the marketing segment in the fourth quarter of 2006.

Cost of goods sold was $156.6 million for the third quarter of 2007, approximating a cost per barrel sold of $93.78. This compares to $95.1 million for the third quarter of 2006, approximating a cost per barrel sold of $88.90. This cost per barrel resulted in an average gross margin of $4.73 per barrel in the third quarter of 2007 compared to $0.46 per barrel in 2006. Included in costs of the third quarter of 2006 was an inventory valuation charge of $1.2 million associated with the purchase of initial inventory which required payment at a spot price rather than more favorable terms under our long-term purchase contracts, and which then had an immediate drop in market value prior to the ultimate sale of such inventory. This has not been reflected in the metric. Additionally, we recognized a nominal loss during the 2007 third quarter as compared to a loss during the comparable 2006 period of $0.8 million associated with settlement of nomination differences under long-term purchase contracts.

Operating expenses in the marketing segment were approximately $0.2 million for both the 2007 third quarter and the 2006 third quarter. These costs primarily relate to utilities and insurance costs. Segment contribution margin for the marketing segment for the 2007 third quarter represented 14% of our total segment contribution margin, or $7.7 million.

Analysis of the Nine Months Ended September 30, 2007

Net sales for the marketing segment were $466.4 million for the nine months ended September 30, 2007. Total sales volume averaged 18,489 barrels per day during this period. Net sales included $10.8 million of net service fees paid by our refining segment to our marketing segment. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing marketing, sales and customer support services.

Cost of goods sold was $442.8 million for the nine months ended September 30, 2007, approximating a cost per barrel sold of $87.73. This cost per barrel resulted in an average gross margin of $4.68 per barrel. Additionally, we recognized gains during the nine months ended September 30, 2007 of $0.5 million associated with settlement of nomination differences under long-term purchase contracts.

Operating expenses in the marketing segment were approximately $0.7 million for the nine months ended September 30, 2007 primarily due to utilities and insurance costs. Segment contribution margin for the marketing segment for the nine months ended September 30, 2007 represented 10% of our total segment contribution margin, or $22.9 million.

In the third quarter of 2006, the marketing segment was added to track the activity associated with the sales of refined products on a wholesale basis. This activity was generated using the assets purchased from the Pride Companies in August 2006. Therefore, we have no comparable analysis of the nine month period ended September 30, 2006.

Retail Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Number of stores (end of period)	501	392	501	392
Average number of stores	501	385	466	361
Retail fuel sales (thousands of gallons)	126,450	107,003	352,791	292,424
Average retail gallons per average number of stores (in thousands)	252	278	758	810
Retail fuel margin ($ per gallon)	$0.152	$0.207	$0.146	$0.165
Merchandise sales (in thousands)	$114,573	$90,760	$308,179	$245,960
Merchandise margin %	31.9%	30.3%	31.9%	30.5%
Credit expense (% of gross margin)	8.6%	6.6%	8.4%	7.4%
Merchandise and cash over/short (% of net sales)	0.4%	0.3%	0.3%	0.3%
Operating expense/merchandise sales plus total gallons	14.2%	13.2%	14.6%	13.6%

Comparison of the Three Months Ended September 30, 2007 versus the Three Months Ended September 30, 2006

Net sales for our retail segment in the 2007 third quarter increased 19.7% to $481.1 million from $401.8 million in the comparable 2006 period. This increase was primarily due to an 18.2% increase in retail fuel volumes sold, and the inclusion of sales from the acquisition of the Calfee stores in the second quarter of 2007. The retail fuel price increased 0.7% from an average price of $2.73 per gallon in the third quarter of 2007 when compared to an average price of $2.71 per gallon in the third quarter of 2006.

Retail fuel sales were 126.5 million gallons for the 2007 third quarter compared to 107.0 million gallons for the 2006 third quarter. This increase was primarily due to the inclusion of the purchased Calfee stores, which increased fuel gallons sold by 16.7 million gallons. Comparable store gallons decreased 0.2% between the third quarter of 2007 and the third quarter of 2006. Total fuel sales, including wholesale dollars, increased 17.8% to $366.5 million in the third quarter of 2007. The increase was primarily due to the increase in gallons sold noted above and an increase of $0.02 per gallon in the average retail price per gallon ($2.73 per gallon in the third quarter of 2007 compared to $2.71 per gallon in the third quarter of 2006).

Merchandise sales increased 26.2% to $114.6 million in the third quarter of 2007. The increase in merchandise sales was primarily due to $20.0 million in merchandise sales resulting from the inclusion of the 2007 acquisition of the Calfee stores. Our comparable store merchandise sales increased by 1.8% due primarily to increases in our soft drink, dairy, and candy categories. The growth within these categories is driven primarily by demand for new product offerings, new merchandising layouts, aggressive marketing and an unseasonably warm and dry climate.

Cost of goods sold for our retail segment increased 20.8% to $424.5 million in the third quarter of 2007. This increase was primarily due to the inclusion of the Calfee stores acquired, which increased cost of goods sold by 16.1%.

Operating expenses were $35.4 million in the 2007 third quarter, an increase of $8.2 million, or 30.1%. This increase was due primarily to $7.0 million in store operating costs from the inclusion of the Calfee stores and in our existing stores, higher maintenance and credit card expenses, partially offset by a decrease in other operating expenses. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 14.2% in the third quarter of 2007 from 13.2% in the third quarter of 2006.

Segment contribution margin for the retail segment for the 2007 third quarter represented 38% of our total contribution margin or $21.2 million.

Comparison of the Nine Months Ended September 30, 2007 versus the Nine Months Ended September 30, 2006

Net sales for our retail segment in the nine months ended September 30, 2007 increased 21.9% to $1,298.5 million from $1,065.0 million in the comparable 2006 period. This increase was primarily due to a 20.6% increase in retail fuel volumes sold and the inclusion of sales from the acquisition of the Calfee and Fast stores in the second quarter of 2007 and the third quarter of 2006, respectively. The retail fuel price increased 1.2% from an average price of $2.63 per gallon in the nine months ended September 30, 2007 when compared to an average price of $2.60 per gallon in the nine months ended September 30, 2006.

Retail fuel sales were 352.8 million gallons for the nine months ended September 30, 2007, compared to 292.4 million gallons for the nine months ended September 30, 2006. This increase was primarily due to the inclusion of the purchased Calfee and Fast stores which increased fuel gallons sold by 33.4 million and 23.6 million gallons, respectively. Comparable store gallons decreased 0.4% between the nine months ended September 30, 2007 and the nine months ended September 30, 2006. Total fuel sales, including wholesale dollars, increased 20.9% to $990.3 million in the nine months ended September 30, 2007. The increase was primarily due to the increase in gallons sold noted above and an increase of $0.04 per gallon in the average retail price per gallon ($2.63 per gallon in the nine months ended September 30, 2007 compared to $2.60 per gallon in the nine months ended September 30, 2006).

Merchandise sales increased 25.3% to $308.2 million in the nine months ended September 30, 2007. The increase in merchandise sales was primarily due to $39.6 million and $16.5 million in merchandise sales resulting from the inclusion of the 2007 Calfee stores acquisition and the 2006 acquisition of the Fast stores, respectively. Our comparable store merchandise sales increased by 1.6% due primarily to increases in our soft drink, dairy, candy, general merchandise and food and fountain categories.

We continue to develop our private label product offerings which currently include water, soft drinks, motor oil, automatic transmission fluid and bag candy. Private label rose to its highest level as a percent of merchandise sales in the third quarter. It represented 1.7% of merchandise sales, up from 1.6% in the second quarter of 2007, 1.2% in the first quarter of 2007 and 1.0% in the fourth quarter of 2006. Private label water represented 8.8% of the category in the third quarter of 2007. Private label soda represented 2.9% of the soft drink category, automotive products represented 3.0% and candy represented 4.9% in the third quarter of 2007.

The growth within the soft drink, dairy and candy categories is driven primarily by demand for new product offerings, expanded food service, new merchandising layouts and aggressive marketing in support of our neighborhood store strategy.

Cost of goods sold for our retail segment increased 22.0% to $1,146.8 million in the nine months ended September 30, 2007. This increase was primarily due to the inclusion of the Calfee and Fast stores acquired which increased cost of goods sold by 12.2% and 7.7%, respectively.

Operating expenses were $100.2 million in the nine months ended September 30, 2007, an increase of $24.0 million, or 31.5%. This increase was due primarily to $14.0 million and $5.8 million in store operating costs from the inclusion of the Calfee and Fast stores, respectively, and in our existing stores, higher utility and maintenance expenses, as well as a continuing increase in credit card expense; all of which were partially offset by a decrease in other operating expense. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 14.6% in the nine months ended September 30, 2007 from 13.6% in the nine months ended September 30, 2006.

Segment contribution margin for the retail segment for the nine months ended September 30, 2007 represented 22% of our total contribution margin or $51.5 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operating activities and borrowings under our revolving credit facilities. In addition, our liquidity was enhanced during the second quarter of 2006 by the receipt of $166.9 million of net proceeds from our initial public offering of common stock, after the payment of underwriting discounts and commissions, and offering expenses. We believe that our cash flows from operations and borrowings under our current credit facilities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months.

Additional capital may be required in order to consummate significant acquisitions. We will likely seek these additional funds from a variety of sources, including public debt and stock offerings, and borrowings under credit lines or other sources. There can be no assurance that we will be able to raise additional funds on favorable terms or at all.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2007 and 2006 (in millions):

	Nine Months Ended
	September 30,
	2007	2006

Cash Flow Data:
Cash flows provided by operating activities	$156.5	$95.0
Cash flows used in investing activities	(279.6)	(240.6)
Cash flows provided by financing activities	47.2	183.2

Net (decrease) increase in cash and cash equivalents(1)	$(76.0)	$37.6

(1)	Excludes a $66.2 million and $54.3 million increase in short term investments for the nine months ended September 30, 2007 and 2006, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities was $156.5 million for the nine months ended September 30, 2007 compared to $95.0 million for the nine months ended September 30, 2006. The increase in cash flows from operations in the nine months ended September 30, 2007 from the nine months ended September 30, 2006 was primarily due to a $27.1 million increase in net income, a $14.9 million increase in accounts payable and other current liabilities, a $6.6 million reduction in inventories and other current assets and a $12.6 million decrease in accounts receivable. The increase in income resulted in a corresponding increase in our income taxes payable during the current period.

Cash Flows from Investing Activities

Net cash used in investing activities was $279.6 million for the nine months ended September 30, 2007 compared to $240.6 million in the nine months ended September 30, 2006. This increase was partially a result of current period purchases and sales of short-term investments with net cash used of $66.2 million in the nine months ended September 30, 2007 compared to $54.2 million in 2006. Our short-term investments consist of market auction rate debt securities and municipal rate bonds, which we purchase from time to time using excess cash on deposit.

Cash used in investing activities for the nine months ended September 30, 2007 includes our capital expenditures of approximately $50.0 million, of which $35.5 million was spent on projects at our refinery and $12.5 million in our retail segment. During the nine months ended September 30, 2007, we spent $23.2 million on regulatory and compliance projects at the refinery. In our retail segment, we spent $4.5 million completing the “raze and rebuild” of one store and initial investment in several new “raze and rebuild” projects.

In the nine months ended September 30, 2007, we also utilized $74.6 million of cash in connection with the acquisition of the Calfee stores and $88.8 million in connection with the purchase of equity in Lion Oil Company.

Cash Flows from Financing Activities

Net cash provided from financing activities was $47.2 million in the nine months ended September 30, 2007, compared to $183.2 million in the nine months ended September 30, 2006. The cash provided from financing activities in 2007 primarily related to the execution of a credit agreement on March 30, 2007 with Lehman Commercial Paper, Inc. as administrative agent, Lehman Brothers Inc., as arranger and joint book runner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint book runner. The credit agreement provides for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the Calfee stores acquisition, and to pay related costs and expenses in April 2007. These amounts were less than cash provided in 2006. Cash provided in 2006 primarily related to $167.5 million of proceeds related to the initial public offering of our stock in May 2006.

Cash Position and Indebtedness

As of September 30, 2007, our total cash and cash equivalents were $26.1 million, investment grade short-term investments totaled $139.4 million and we had total indebtedness of approximately $343.6 million. Borrowing availability under our three separate revolving credit facilities was approximately $162.1 million and we had a total face value of letters of credit outstanding of $146.6 million. We were in compliance with our covenants in all debt facilities as of September 30, 2007.

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2007 were $50.0 million, of which approximately $35.5 million was spent in our refining segment, and $12.5 million in our retail segment.

Our total capital expenditure budget for the year ending December 31, 2007 is now expected to be $93 million, of which we plan to spend approximately $20.0 million in the retail segment, $7.5 million of which is expected to consist of building 3 to 4 new stores, the first of which was completed in the second quarter and the second of which opened in the first half of October. We now expect that our re-imaging program of our current portfolio of stores will begin in the fourth quarter of 2007 and through the end of 2008, will encompass 80 to 120 stores. We have spent $12.5 million of the total retail budget in the nine months ended September 30, 2007.

In the refining segment, we plan to spend approximately $79.5 million from 2006 to the end of 2008 to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline. We also plan to spend approximately $60.0 million on crude optimization projects in 2007 and 2008, of which $13.8 million is planned to be spent in 2007. In addition, we plan to spend approximately $3.9 million for other environmental and regulatory projects in 2007. During the nine months ended September 30, 2007, we spent $23.3 million and $3.1 million, respectively, on regulatory and maintenance projects at the refinery, as well as an additional $9.1 million on discretionary projects.

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

Commodity Price Risk

Sudden change in crude oil and/or petroleum product prices are our main source of market risk. Our business model is affected when the costs of the feedstocks and products in our various inventories outpace the potential price at which we can sell such product in the refining, marketing or retail segment. We attempt to manage these risks by relying on the assessment and resulting operational decision-making of our management.

In order to manage any uncertainty relative to an imbalance between inventory cost and market price, management has consistently applied a policy of maintaining inventories at or below a targeted operating level. In the past, circumstances have occurred, such as timing of crude oil cargo deliveries, turnaround schedules or shifts in market demand that have resulted in variances between our actual inventory level and our desired target level. In such instances, we may utilize the commodity futures market to manage these anticipated inventory variances.

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

During the nine months ended September 30, 2007, we entered into several forward fuel contracts with major financial institutions. The contracts fixed the purchase price of finished grade fuel for a predetermined number of units at a future date and had fulfillment terms of less than 90 days. In the comparable period in 2006, we had no fuel-related derivatives or forward contracts with financial institutions.

We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At September 30, 2007, we held approximately 1.5 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $57.30 per barrel. Replacement cost (FIFO) exceeded carrying value of LIFO costs by $34.7 million. We refer to this excess as our LIFO reserve.

Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $343.6 million as of September 30, 2007. We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments decreased by $1.3 million and $1.4 million for the quarters ended September 30, 2007 and September 30, 2006, respectively. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical 1% change in interest rates on floating rate debt outstanding as of September 30, 2007 would be to change interest expense by $3.4 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of September 30, 2007, we had interest rate cap agreements in place representing $100.0 million in notional value with various settlement dates, the latest of which expires in July 2010. These interest rate caps range from 3.50% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.50% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was $2.0 million as of September 30, 2007.

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

During the quarter ended September 30, 2007, we issued the following securities in a transaction that was not registered under the Securities Act of 1933, as amended (the Act). On August 22, 2007, we issued 1,916,667 unregistered shares of our common stock, par value $0.01 per share (Delek Shares), to TransMontaigne Inc. (TMG) in connection with our acquisition of an aggregate of 18.8% of the issued and outstanding shares of common stock, par value $0.10 per share (Lion Shares), of Lion Oil Company from TMG. In addition to the issuance of the Delek Shares, we paid $30 million to TMG in consideration for the Lion Shares. Exemption from registration under the Act was claimed based upon Section 4(2) of the Act as a sale by an issuer not involving a public offering. In addition, simultaneously with the issuance of the Delek Shares, we and TMG entered into a registration rights agreement pursuant to which we granted certain registration rights to TMG in connection with the Delek Shares (Registration Rights Agreement).

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

As of September 30, 2007, we used the net proceeds from the offering as follows:

•	to fully repay the $25.0 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek — The Israel Fuel Corporation Ltd. (Delek Fuel), one of our affiliates, which bore interest at a rate of 6.3% per year and had a maturity date of April 27, 2008;

•	to fully repay the $17.5 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Group Ltd., which bore interest at a rate of 7.0% per year and had a maturity date of April 27, 2010;

•	to pay expenses of $4.9 million associated with the offering;

•	to pay $23.0 million toward the purchase of the 43 retail locations from Fast Petroleum;

•	to pay $50.0 million toward the purchase of the Pride assets;

•	to pay a portion of the $88.2 million toward the purchasing of equity interests in Lion Oil Company.

There are no remaining net proceeds from the offering.

Item 5.	Other Information

On November 6, 2007, our Board of Directors approved non-substantive amendments to our Code of Business Conduct & Ethics (the Code). The Code is available on our website at www.delekus.com.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Stock Purchase Agreement dated July 12, 2007 by and between TransMontaigne, Inc. and Delek US Holdings, Inc.
10.2	Amendment No. 5 dated July 23, 2007 to Employment Agreement by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin.
10.3	Second Amendment dated July 27, 2007 to Credit Agreement dated July 31, 2006 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the Agreement, as Lenders, and Fifth Third Bank as Administrative Agent, and L/C Issuer.
10.4	First Amendment dated August 20, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent and joint bookrunner.
10.5	Registration Rights Agreement dated August 22, 2007 by and between Delek US Holdings, Inc. and TransMontaigne, Inc.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
President and Chief Executive Officer
(Principal Executive Officer) and Director

Dated: November 9, 2007

By:	/s/ Edward Morgan
Edward Morgan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 9, 2007

Exhibit No.	Description

10.1	Stock Purchase Agreement dated July 12, 2007 by and between TransMontaigne, Inc. and Delek US Holdings, Inc.
10.2	Amendment No. 5 dated July 23, 2007 to Employment Agreement by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin.
10.3	Second Amendment dated July 27, 2007 to Credit Agreement dated July 31, 2006 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the Agreement, as Lenders, and Fifth Third Bank as Administrative Agent, and L/C Issuer.
10.4	First Amendment dated August 20, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent and joint bookrunner.
10.5	Registration Rights Agreement dated August 22, 2007 by and between Delek US Holdings, Inc. and TransMontaigne, Inc.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.