Form 10-K
period 2007-12-31
Delek US Holdings, Inc.
filed 2008-03-03
CIK 1351541

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates as of June 29, 2007 was approximately $313,884,020, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.

At February 28, 2008, there were 53,668,195 shares of common stock, $.01 par value, outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, are incorporated by reference into Part III of this Form 10-K.

Unless otherwise indicated or the context requires otherwise, the terms “Delek,” “we,” “our,” “company” and “us” are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward looking statements. These forward looking statements generally are identified by the words “may,” “will,” “should,” “could,” “would,” “predicts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “anticipates,” “estimates” and similar expressions. Forward- looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A, Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also “Forward-Looking Statements” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a 60,000 barrels per day (“bpd”) high conversion, moderate complexity, independent refinery in Tyler, Texas. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 497 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. We also own a 34.6% minority equity interest in Lion Oil Company, a privately held Arkansas corporation, which owns and operates a moderate conversion, independent refinery with a design crude distillation capacity of 75,000 barrels per day, and other pipeline and product terminals. The refinery is located in El Dorado, Arkansas.

Delek US Holdings, Inc. is the sole shareholder of MAPCO Express, Inc. (“Express”), MAPCO Fleet, Inc. (“Fleet”), Delek Refining, Inc. (“Refining”), Delek Finance, Inc. (“Finance”) and Delek Marketing & Supply, Inc. (“Marketing”). We are a Delaware corporation formed in connection with our acquisition in May 2001 of 198 retail fuel and convenience stores from a subsidiary of The Williams Companies. Since then, we have completed several other acquisitions of retail fuel and convenience stores. In April 2005, we expanded our scope of operations to include complementary petroleum refining and wholesale and distribution businesses by acquiring the Tyler refinery. We initiated operations of our marketing segment in August 2006 with the purchase of assets from Pride Companies LP and affiliates.

Delek and Express were incorporated during April 2001 in the State of Delaware. Fleet, Refining, Finance, and Marketing were incorporated in the State of Delaware during January 2004, February 2005, April 2005 and June 2006, respectively.

We are a controlled company under the rules and regulations of the New York Stock Exchange where our shares are traded under the symbol “DK.” As of December 31, 2007, approximately 73.4% of our outstanding shares were beneficially owned by Delek Group Ltd. (“Delek Group”), a conglomerate that is domiciled and publicly traded in Israel. Delek Group has significant interests in fuel supply businesses and is controlled indirectly by Mr. Itshak Sharon (“Tshuva”).

Acquisitions

We have rapidly integrated our refinery acquisition, six convenience store chain acquisitions, a pipeline and terminal acquisition and several smaller acquisitions since our formation in May 2001. Our principal acquisitions since inception are summarized below:

Date	Acquired Company/Assets	Acquired From	Approximate Purchase Price(1)

May 2001	MAPCO Express, Inc., with 198 retail fuel and convenience stores	Williams Express, Inc.	$162.5 million
June 2001	36 retail fuel and convenience stores in Virginia	East Coast Oil Corporation	$40.1 million
February 2003	Seven retail fuel and convenience stores	Pilot Travel Centers	$11.9 million
April 2004	Williamson Oil Co., Inc., with 89 retail fuel and convenience stores in Alabama, and a wholesale fuel and merchandise operation	Williamson Oil Co., Inc.	$19.8 million, plus assumed debt of $28.6 million
April 2005	Refinery, pipeline and other refining, product terminal and crude oil pipeline assets located in and around Tyler, Texas, including physical inventories of crude oil, intermediaries and light products (“Tyler refinery”)	La Gloria Oil and Gas Company	$68.1 million, including $25.9 million of prepaid crude inventory and $38.4 million of assumed crude vendor liabilities
December 2005	21 retail fuel and convenience stores, a network of four dealer-operated stores, four undeveloped lots and inventory in the Nashville, Tennessee area	BP Products North America, Inc.	$35.5 million
July 2006	43 retail fuel and convenience stores located in Georgia and Tennessee	Fast Petroleum, Inc. and affiliates	$50.0 million, including $0.1 million of cash acquired
August 2006	Refined petroleum product terminals, seven pipelines, storage tanks, idle oil refinery equipment and rights under supply contracts	Pride Companies, L.P. and affiliates	$55.1 million
April 2007	107 retail fuel and convenience stores located in northern Georgia and southeastern Tennessee	Calfee Company of Dalton, Inc. and affiliates	$71.8 million, including $0.1 million of cash acquired
August and September 2007	34.6% equity ownership in Lion Oil Company, an owner and operator of a refinery in El Dorado, Arkansas and other pipeline and product terminals	TransMontaigne, Inc. and other shareholders of Lion Oil	$88.2 million and 1,916,667 unregistered shares of our common stock, which are subject to registration rights

(1)	Excludes transaction costs

We expect to continue to review acquisition and internal growth opportunities in the refining, marketing, retail fuel and convenience store markets, as well as opportunities to acquire assets related to distribution logistics, such as pipelines, terminals and fuel storage facilities. Please see Item 1A, Risk Factors, of this Annual Report on Form 10-K as well as our other filings with the SEC for a description of the risks and uncertainties that are inherent in our acquisition strategy.

Information About Our Segments

We prepare segment information on the same basis that management reviews financial information for operational decision making purposes. Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 11, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Refining Segment

We operate a high conversion, moderate complexity independent refinery with a design crude distillation capacity of 60,000 bpd, along with an associated crude oil pipeline and light products loading facilities. The refinery is located in Tyler, Texas, and is the only supplier of a full range of refined petroleum products within a radius of approximately 115 miles.

The Tyler refinery is situated on approximately 100 out of a total of approximately 600 contiguous acres of land (excluding pipelines) that we own in Tyler and adjacent areas. The Tyler refinery includes a fluid catalytic cracking (“FCC”) unit and a delayed coker, enabling us to produce approximately 91% light products, including primarily a full range of gasoline, diesel, jet fuels, liquefied petroleum gas (“LPG”) and natural gas liquids (“NGLs”) and has a Nelson complexity of 8.9. For 2007, gasoline accounted for approximately 54.3% and diesel and jet fuels accounted for approximately 36.6% of the Tyler refinery’s fiscal production.

As the only full range product supplier in east Texas, our location is a natural advantage over other suppliers. The transportation cost of moving product into Tyler stands as a barrier for competitors. We see this differential as a margin enhancement.

Fuel Customers.  We have the advantage of being able to deliver nearly all of our gasoline and diesel fuel production into the local market using our terminal at the refinery. Our customers generally have strong credit profiles and include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, and independent retail fuel operators. Our refinery’s ten largest customers accounted for $998.6 million, or 58.9%, of net sales for the refining segment in 2007. Our customers include ExxonMobil, Valero Marketing and Supply, Murphy Oil USA, Truman Arnold and Chevron, among others. Although none of our customers accounted for 10% or more of our consolidated net sales in 2007, ExxonMobil accounted for approximately 13.2% of net sales for the refining segment in 2007. Our product pipeline sales are specific to Chevron and represent 6.2% of the refining segment’s net sales. Additionally, we have a contract with the U.S. government to supply jet fuel (“JP8”) to various military facilities that expires in March 31, 2008. The U.S. government solicits competitive bids for this contract annually. Sales under this contract totaled $35.8 million, or 2.1%, of the refining segment’s 2007 net sales.

The Tyler refinery does not generally supply fuel to our retail fuel and convenience stores, since it is not located in the same geographic region as our stores.

Refinery Design and Production.  The Tyler refinery has a crude oil processing unit with a 60,000 bpd atmospheric column and an 18,000 bpd vacuum tower. The other major process units at the Tyler refinery include a 20,200 bpd fluid catalytic cracking unit, a 6,500 bpd delayed coking unit, a 21,000 bpd naphtha hydrotreating unit, a 22,000 bpd distillate hydrotreating unit, a 17,500 bpd continuous regeneration reforming unit, a 5,000 bpd isomerization unit, and an alkylation unit with a capacity of 4,700 bpd.

The Tyler refinery is designed to mainly process light, sweet crude oil, which is a higher quality, more expensive crude oil than heavier and more sour crude oil. Our owned and leased pipelines are connected to five crude oil pipeline systems that allow us access to east Texas, west Texas and foreign sweet crude oils. A small amount of local east Texas crude oil is also delivered to the refinery by truck. The table below sets forth information concerning crude oil received at the Tyler refinery in 2007:

Percentage of
Source	Crude Oil Received

East Texas crude oil	52.1%
West Texas intermediate crude oil	38.4%
West Texas sour crude oil	7.7%
Foreign sweet and other domestic crude oil	1.8%

Upon delivery to the Tyler refinery, crude oil is sent to a distillation unit, where complex hydrocarbon molecules are separated into distinct boiling ranges. The processed crude oil is then treated in specific units of the refinery, and the resulting distilled and treated fuels are pumped to blending units to create the desired finished fuel product. A summary of our production output for 2007 follows:

•	Gasoline. Gasoline accounted for approximately 54.3% of our refinery’s production. The refinery produces two grades of conventional gasoline (premium — 93 octane and regular), as well as aviation gasoline. Effective January 1, 2008, we began offering renewable E-10 products which contain 90% conventional fuel and 10% ethanol.

•	Diesel/jet fuels. Diesel and jet fuel products accounted for approximately 36.6% of our refinery’s production. Diesel and jet fuel products include military specification JP8, commercial jet fuel, low sulfur diesel, and ultra low sulfur diesel. Low sulfur diesel was replaced by ultra low sulfur diesel beginning in September 2006.

•	Petrochemicals. We produced small quantities of propane, refinery grade propylene and butanes.

•	Other products. We produced small quantities of other products, including anode grade coke, slurry oil, sulfur and other blendstocks.

The table below sets forth information concerning the historical throughput and production at the Tyler refinery for the last three fiscal years. The data for periods prior to April 29, 2005, or the acquisition date for the Tyler refinery and related assets, has been derived from the internal financial records of the previous owner.

					Period from
					April 29
	Year Ended		Year Ended		Through		Year Ended
	December 31, 2007		December 31, 2006		December 31, 2005(1)		December 31, 2005(2)
	Bpd	%	Bpd	%	Bpd	%	Bpd	%

Refinery throughput (average barrels per day):
Crude:
Light	49,711	88.5%	55,998	96.3%	51,906	97.7%	48,251	96.8%
Sour	4,149	7.4	—	—	—	—	—	—

Total crude	53,860	95.9	55,998	96.3	51,906	97.7	48,251	96.8
Other blendstocks	2,303	4.1	2,130	3.7	1,244	2.3	1,584	3.2

Total refinery throughput	56,163	100.0%	58,128	100.0%	53,150	100.0%	49,835	100.0%

Products produced (average barrels per day):
Gasoline	29,660	54.3%	30,163	53.3%	26,927	52.2%	25,744	53.0%
Diesel/jet	20,010	36.6	21,816	38.6	20,779	40.2	18,688	38.5
Petrochemicals, LPG, NGLs	2,142	3.9	2,280	4.0	2,218	4.3	1,983	4.0
Other	2,848	5.2	2,324	4.1	1,684	3.3	2,185	4.5

Total production	54,660	100.0%	56,583	100.0%	51,608	100.0%	48,600	100.0%

(1)	Effective April 29, 2005, we completed the acquisition of the Tyler refinery and related assets. Information includes throughput and production data for the 247 day period in fiscal 2005 that we operated the refinery.

(2)	Information includes throughput and production data for the full year 2005, including pre-acquisition and post-acquisition periods, and reflects reductions resulting from a turnaround conducted by the previous owner during the first quarter of 2005 and a three-week turnaround conducted by us in the fourth quarter of 2005.

Profitability Improvements.  In 2007, Delek commenced work on three low complexity projects at the Tyler refinery which were identified in a 2006 feasibility study. This study identified these projects as providing estimated potential returns on investment of 50%. The projects have been designed to provide incremental refining segment contribution margin by allowing the processing of a lower cost (heavier, more sour) crude slate, as well as to reduce current operational bottlenecks in certain processing units. We expect these projects to be substantially completed in the fourth quarter of 2008 with the associated upgrade of our FCC reactor to be completed by the end of the first quarter in 2009. We may experience increases in the cost or delay in the completion date necessary to obtain equipment required to complete these projects, as is a possibility with any capital project. Additionally, the scope of the work, cost of qualified employees and contractor labor expense related to the installation of equipment are all at risk of increases. We currently estimate the cost of these projects to total $65.0 million which is an increase of $10.0 million over our previous estimate of $55.0 million.

During the third quarter of 2006, two significant capital projects were completed that allowed us to produce 100% of our diesel pool as ultra low sulfur diesel and provided improved and more reliable sulfur handling capability at the refinery. These projects were comprised of the expansion and modification of the Diesel Hydrotreater Unit and the installation of a new 35 long ton per day Sulfur Recovery Unit and Tail Gas Treating Unit. The completion of these two projects concluded the first phase of our Clean Fuels capital program. The second phase of the Clean Fuels program is the installation of a Gasoline Hydrotreater, which we anticipate will be completed in the second quarter of 2008.

Storage Capacity.  Storage capacity at the Tyler refinery, including tanks along our pipeline, totals approximately 2.5 million barrels, consisting of approximately 1.1 million barrels of crude oil storage and 1.4 million barrels of refined and intermediate product storage.

Supply and Distribution.  The majority of the crude oil purchased for the Tyler refinery is east Texas crude oil. Most of the east Texas crude oil processed in our refinery is delivered to us by truck or through our company-owned pipeline and a leased pipeline from Nettleton Station in Longview, Texas. This represents an inherent cost advantage due to our ability to purchase crude oil on its way to the market, as opposed to purchasing from a market or trade location. Crude oil is purchased during the trading month and priced during the calendar month to achieve the refinery crack spread of the day. The proximity of our refinery to receive both domestic and foreign barrels affords us the opportunity to replace barrels with financially advantaged alternatives on short notice.

Our ability to access west Texas intermediate (“WTI”) or foreign sweet crude oil, when available, at competitive prices has been a significant competitive supply cost advantage at the refinery. These alternate supply sources allow us to optimize the refinery operation and utilization while also allowing us to more favorably negotiate the cost and quality of the local east Texas crude oil we purchase.

The McMurrey Pipeline System, which we own, consists of approximately 65 miles of six-inch crude oil lines that transport crude oil to the Tyler refinery. We currently operate the main trunk line, and the following pump stations and terminals that are also owned by us:

•	Atlas Tank Farm:	One 145,000 barrel tank and one 300,000 barrel tank
•	Nettleton Station:	Five 54,000 barrel tank
•	Bradford Station:	One 54,000 barrel tank and one 9,000 barrel tank
•	ARP Station:	Two 54,000 barrel tanks

The vast majority of our transportation fuels and other products are sold by truck directly from the refinery. We operate a nine lane transportation fuels truck rack with a wide range of additive options, including proprietary packages dedicated for use by our major oil company customers. Capabilities at our rack include the ability to simultaneously blend finished components prior to loading trucks. LPG, NGLs and clarified slurry oil are sold by truck from dedicated loading facilities at the refinery. Effective January 1, 2008, we also began selling renewable E-10 products at our truck rack. We also have a pipeline connection for the sale of propane into a facility owned by Texas Eastman. We sell petroleum coke primarily by rail from the refinery, with occasional truck loading for specialty or excess product. All of our ethanol is currently transported to the refinery by truck. Ethanol tank capacity is currently limited to 7,700 barrels.

The remainder of our transportation fuels are sold by pipeline to a single, pipeline-connected terminal owned by Chevron. We transport these products on TEPPCO pipeline to a point of interconnection to a Chevron-owned pipeline terminating in Big Sandy, Texas.

Competition.  The refining industry is highly competitive and includes fully integrated national and multinational oil companies engaged in many segments of the petroleum business, including exploration, production, transportation, refining, marketing and retail fuel and convenience stores. Our principal competitors are Texas Gulf Coast refiners, product terminal operators in the east Texas region and Calumet Lubricants in Shreveport, Louisiana. The principal competitive factors affecting our refinery operations are crude oil and other feedstock costs, refinery product margins, refinery efficiency, refinery product mix, and distribution and transportation costs. Certain of our competitors operate refineries that are larger and more complex and in different geographical regions than ours, and, as a result, could have lower per barrel costs, higher margins per barrel and throughput or utilization rates which are better than us. We have no crude oil reserves and are not engaged in exploration or production. We believe; however, our geographic location provides an inherent advantage because our competitors have an inherent transportation cost. Our location allows for a realized margin that is favorable in comparison to the reported U.S. Gulf Coast 5-3-2 crack spread.

Marketing Segment

Formed initially in connection with the acquisition of the assets of the Pride Companies, L.P. and its affiliates effective August 1, 2006, the marketing segment furthered our strategy of becoming a fully integrated provider of fuels and related products. Through this segment, we sell refined products on a wholesale basis in west Texas through company-owned and third party operated terminals. To grow our presence in this segment, we intend to implement the following initiatives:

•	further develop and leverage our existing marketing and distribution capabilities and experience using the assets acquired from Pride Companies, L.P.;

•	more fully utilize our favorable supply contract with Magellan Asset Services LP (“Magellan”);

•	develop exchange opportunities between our segments; and

•	expand our base of operations through acquisitions.

Our marketing segment generates net sales through five integrated activities:

i.	transportation of petroleum products through pipelines and company-owned truck loading terminals in Abilene and San Angelo, Texas;

ii.	direct sales of petroleum products to third parties through truck racks in San Angelo, Abilene, Aledo, Odessa and Big Springs, Texas and other terminals throughout the Magellan Orion pipeline system;

iii.	supplying product to exchange partners at the Abilene, San Angelo and Aledo, Texas terminals;

iv.	marketing services provided to our Tyler refinery for both wholesale marketing and contract sales; and

v.	a margin-sharing arrangement with our Tyler refinery of 50% of wholesale margins above a contractually defined threshold.

Petroleum Product Marketing Terminals.  The marketing segment markets its products through three company-owned terminals in San Angelo, Abilene and Tyler, Texas and third-party terminal operations in Aledo, Odessa and Big Springs, Texas. The San Angelo terminal began operations in 1991 and has operated continuously. The Abilene terminal began operations in the 1950’s and has undergone routine upgrading. At each terminal, products are loaded on two loading lanes each having four bottom-loading arms. The loading racks are fully automated and unmanned during the night. The Tyler terminal was built in the 1970’s and was most recently expanded in 1994. It is currently operated by our refining segment, includes nine loading lanes and is fully automated and unmanned at night. We have in excess of 1,000,000 barrels of combined refined product storage tank capacity at Tye, Texas Station (a Magellan tie-in location) and our terminals in Abilene and San Angelo.

Pipelines.  We own seven product pipelines of approximately 114 miles between our refined product terminals in Abilene and San Angelo, Texas, which includes a line connecting our facility to Dyess Air Force Base. These refined product pipelines are:

•	eight-inch pipeline from Magellan Pipeline Company, L.P. custody transfer point at Tye Station to the Abilene terminal;

•	13.5 mile, four-inch pipeline from the Abilene terminal to the Magellan tie-in;

•	76.5 mile, six-inch pipeline system from the Magellan tie-in to San Angelo; and

•	three other local product pipelines.

Supply Agreements.  Substantially all of our petroleum products are purchased from Magellan under two separate supply contracts. Under the terms of the first supply contract, we can purchase up to 20,350 bpd of petroleum products for the Abilene terminal for sales and exchange at Abilene and San Angelo (the “Abilene Agreement”). This agreement, which currently runs through December 31, 2009, may be renewed for four additional two-year terms by us. Additionally, we can purchase up to an additional 7,000 bpd of refined products for the Magellan pipeline system in East Houston under a separate contract that expires in 2015. While the primary purpose of this second contract is to supply products at terminals in Aledo and Odessa, Texas, the agreement allows us to redirect products to other terminals along the Magellan pipeline. In 2007, Magellan was the sole supplier of our marketing segment’s petroleum products under these two supply agreements. Under the terms of the Abilene Agreement with Magellan, they are not permitted to move additional barrels into the third-party terminals we operate. They do not compete in these locations. We were notified on February 22, 2008, that Magellan’s rights and obligations under the Abilene Agreement will be assigned to Northville Product Services, L.P. (“Northville”) effective March 1, 2008. Our consent is required for Magellan to assign one of the agreements integral to the Abilene contract. As of February 29, 2008, we had an agreement in principle with Magellan and Northville to consent to the assignment under certain terms and conditions.

Customers.  We have various types of customers including major oil companies such as ExxonMobil, independent refiners and marketers such as Murphy Oil, jobbers, distributors, utility and transportation companies, and independent retail fuel operators. In general, marketing customers typically come from within a 100-mile radius of our terminal operations. Our customers include, among others, Flying J, Murphy Oil, ExxonMobil, and Susser Petroleum. None of our customers in the marketing segment accounted for 10% or more of our consolidated or marketing segment net sales in 2007. Two customers accounted for more than 10% of our marketing segment net sales and the top ten customers accounted for just over half of the marketing segment net sales in 2007. Pursuant to an arm’s length services agreement, our marketing segment also provides marketing and sales services for customers of the Tyler refinery. In return for these services to customers of the Tyler refinery, the marketing segment receives a service fee based on the number of gallons sold from the refining segment plus a sharing of marketing margin above predetermined thresholds. Net fees received from the refining segment under this arrangement were $14.7 million and $3.4 million in 2007 and 2006, respectively, and were eliminated in consolidation.

Competition.  Our company-owned refined product terminals compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. The two key markets in west Texas that we serve from our company-owned facilities are Abilene and San Angelo, Texas. While we have direct competition from an independent refinery that markets through another terminal in the Abilene market, there are no competitive fuel loading terminals within approximately 90 miles of our San Angelo terminal.

Retail Segment

As of December 31, 2007, we operated 497 retail fuel and convenience stores, which are located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia, primarily under the MAPCO Express®, MAPCO Mart®, East Coast®, Discount Food Marttm, Fast Food and Fueltm and Favorite Markets® brands. In July 2006, we purchased 43 stores from Fast Petroleum, Inc. and affiliates that strengthened our presence in key markets located in southeastern Tennessee and northern Georgia and we also re-imaged all stores purchased from BP Products North America, Inc. (“BP”) in December 2005. In April 2007, we purchased 107 stores from Calfee Company of Dalton, Inc. and affiliates. This purchase further solidified our presence in the southeastern Tennessee and northern Georgia markets. In 2007, we completed three store “raze and rebuilds” and retrofitted one existing store using our next generation, MAPCO Mart concept. The MAPCO Mart store with GrilleMarx® is designed to offer premium amenities and products, such as a proprietary made-to-order food program with bi-lingual touch-screen order machines, seating, expanded coffee and hot drink bars, an expanded cold and frozen drink area where customers can customize their drink flavors, a walk-in beer cave and an expanded import and micro brew beer section. Following these “raze and rebuilds” and retrofits which are located in our Nashville market, two new stores were opened in 2007 in Alabama using our MAPCO Mart brand. We plan to continue our “raze and rebuild” program in these and other of our markets and will utilize the upscale imagery of these next generation stores to continue re-imaging existing locations in 2008.

We believe that we have established strong brand recognition and market presence in the major retail markets in which we operate. Approximately 72% of our stores are concentrated in Tennessee and Alabama. In terms of number of retail fuel and convenience stores, we rank in the top-five in the major markets of Nashville, Chattanooga, Memphis and northern Alabama.

We operate a business model that we believe enables us to generate higher per gallon gas margins than the industry average, as well as drive merchandise sales that are higher than the industry average. Our stores are positioned in high traffic areas, we operate a high concentration of sites in similar geographic regions to promote operational efficiencies and we employ a localized marketing strategy that focuses on the demographics surrounding each store and customizing product mix and promotional strategies to meet the needs of customers in those demographics. Our business model also incorporates a strong focus on controlling operating expenses and loss prevention, which continues to be an important element in the successful development of our retail segment.

Company-Operated Stores.  Of our sites, approximately 60% are open 24 hours per day and the remaining sites are open at least 16 hours per day. Our average store size is approximately 2,360 square feet with approximately 69% of our stores being 2,000 or more square feet.

Our retail fuel and convenience stores typically offer tobacco products and immediately consumable items such as beer, non-alcoholic beverages and a large variety of snacks and prepackaged items. A significant number of the sites also offer state sanctioned lottery games, ATM services and money orders. While several of our stores include well recognized national branded quick service food chains such as Subway®, we have recently shifted our focus in food service to providing proprietary, made-to-order food offerings under our GrilleMarx® brand. We have chosen this strategy because we believe it best fits our neighborhood store strategy of offering products that meet the customs and tastes of each community we serve. Our GrilleMarx® program gives us significant flexibility in site selection, the ability to control product consistency and to tailor our food offerings to local tastes. In addition, our proprietary fresh food program allows us a unique product offering without paying royalties typically charged by the branded programs. In 2006, we introduced our own MAPCO® private label products in the majority of our locations for soft drink, sandwich, water and automotive categories which provide points of differentiation and enhanced margins. In 2007, we introduced candy and energy drinks under our MAPCO® private label program. We intend to continue to introduce new private label product offerings using our MAPCO® brand.

All but three of our locations offer both retail fuel and convenience stores. The majority of our locations have four to five multi-pump fuel dispensers with credit card readers. Virtually all of our company-operated locations have a canopy to protect self-service customers from rain and to provide street appeal by creating a modern, well-lit and safe environment. Effective January 1, 2008, we initiated blending of ethanol in our finished gasoline products, allowing customers access to renewable E-10 products.

Fuel Operations.  For 2007, 2006 and 2005, our net fuel sales were 76.8%, 76.3%, and 73.4%, respectively, of total net sales for our retail segment. The following table highlights certain information regarding our fuel operations for these years:

	Year Ended December 31,
	2007	2006	2005

Number of stores (end of period)	497	394	349
Average number of stores (during period)	470	369	330
Retail fuel sales (thousands of gallons)	474,154	396,867	341,335
Average retail gallons per average number of stores (thousands of gallons)	1,009	1,075	1,034
Retail fuel margin (cents per gallon)	$0.144	$0.145	$0.165

We currently operate a fleet of delivery trucks that deliver approximately half of the fuel sold at our retail fuel and convenience stores. We purchased approximately 29% of the fuel sold at our retail fuel and convenience stores in 2007 from Valero Marketing and Supply under a contract that extends through the second quarter of 2008. We also purchase fuel under contracts with BP, ExxonMobil, Shell, Conoco, Marathon and Chevron, and purchase the remainder of our fuel from a variety of independent fuel distributors. The price of fuel purchased is generally based on contracted differentials to local and regional price benchmarks. The initial terms of our supply agreements range from one year to 15 years and generally contain minimum monthly or annual purchase requirements. To date, we have met substantially all our purchase commitments under these contracts.

Merchandise Operations.  For 2007, 2006 and 2005, our merchandise sales were 23.2%, 23.7%, and 26.6%, respectively, of total net sales for our retail segment. The following table highlights certain information regarding our merchandise operations for 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

Comparable store merchandise sales change (year over year)	1.1%	2.9%	1.4%
Merchandise margin	31.6%	30.6%	29.8%
Merchandise profit as a percentage of total margin	64.9%	63.0%	60.1%

We purchased approximately 54% of our general merchandise, including most tobacco products and grocery items, for 2007 from a single wholesale grocer, McLane Company, Inc. (“McLane”), a wholly-owned subsidiary of Berkshire Hathaway. Our contract with McLane expired on December 31, 2007. Beginning December 31, 2007, we changed our grocery supplier to Core-Mark International, Inc. (“Core-Mark”). We entered into a contract with Core-Mark that expires at the end of 2010, but may be renewed at our option through the end of 2013. Our other major suppliers include Coca-Cola®, Pepsi-Cola® and Frito Lay®.

Technology and Store Automation.  We continue to invest in our technological infrastructure to enable us to better address the expectations of our customers and improve our operating efficiencies and inventory management. In 2007, we completed the integration of BP’s interface system for customer transactions. We also began implementation on a project for scanning in merchandise as it is received at our company-operated stores. We expect to complete this scanning in project in 2008. In 2006, we completed the implementation of a scan-out management system that integrates with our point-of-sale (“POS”) systems in all company-operated stores.

In 2007, we selected Fuel Quests’ Fuel Management System to enhance our management of fuel inventory and fuel purchasing. We anticipate that the implementation of this software will provide efficiencies across the multiple processes we currently use. We expect this implementation to be completed in 2008.

Most of our stores are connected to a high speed data network and provide near real-time information to our supply chain management, inventory management and security systems. We believe that our systems provide many of the most desirable features commercially available today in the information software market, while providing us more rapid access to data, customized reports and greater ease of use. Our information technology systems help us manage our inventory, optimize our marketing strategy and reduce cash and merchandise shortages. Our information technology systems allow us to improve our profitability and strengthen operating and financial performance in multiple ways, including by:

•	tracking sales of complementary products; for example, determining the impact of fuel price movements on in-store sales or tracking the impact of a beer promotion on snack sales;

•	pricing fuel at individual stores on a daily basis, taking into account competitors’ prices, competitors’ historical behavior, daily changes in cost and the impact of pricing on in-store merchandise sales;

•	allowing us to determine on a daily basis negative sales trends; for example, merchandise categories that are below budget or below the prior period’s results; and

•	integrating our security video with our point of sales transaction log in a searchable database that allows us to search for footage related to specific transactions enabling the identification of potentially fraudulent transactions and providing examples through which to train our employees.

Dealer-Operated Stores.  Our retail segment also includes a wholesale fuel distribution network that supplies more than 60 dealer-operated retail locations. In 2007, our dealer net sales were approximately 4.7% of net sales for our retail segment. Our business with dealers include contractual arrangements in which we pay a commission to the dealer based on profits from the fuel sales, contractual arrangements in which we supply fuel and invoice the dealer for the cost of fuel plus an agreed upon margin and non-contractual arrangements in which dealers order fuel from us at their discretion.

Competition.  The retail fuel and convenience store business is highly competitive. We compete on a store-by-store basis with other independent convenience store chains, independent owner-operators, major petroleum companies, supermarkets, drug stores, discount stores, club stores, mass merchants, fast food operations and other retail outlets. Major competitive factors affecting us include location, ease of access, pricing, timely deliveries, product and service selections, customer service, fuel brands, store appearance, cleanliness and safety. We believe we are able to effectively compete in the markets in which we operate because our market concentration in most of our markets allows us to gain better vendor support. Our retail segment strategy continues to center on operating a high concentration of sites in a similar geographic region to promote operational efficiencies. In addition, we use proprietary information technology that allows us to competitively manage our fuel sales and margin.

Equity Investment

We also own a 34.6% minority equity interest in Lion Oil Company (“Lion Oil”), a privately held Arkansas corporation, which owns and operates a moderate conversion, independent refinery with a design crude distillation capacity of 75,000 barrels per day, three crude oil pipelines and refined product terminals in Memphis and Nashville, Tennessee. The refinery is located in El Dorado, Arkansas. The El Dorado refinery has the ability to produce and sell all consumer grades of gasoline, distillates, propanes, solvents, high sulfur diesel, low sulfur diesel, dyed low sulfur diesel, asphalt and protective coatings, specialty asphalt products and liquefied petroleum gas.

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

Based upon environmental evaluations performed internally and by third parties subsequent to our purchase of the Tyler refinery, we recorded a liability of approximately $8.2 million as of December 31, 2007 relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature which were assumed in connection with the acquisition as discussed in Notes 3 and 13 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, in this Annual Report on

Form 10-K. This liability includes estimated costs for on-going investigation and remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $1.6 million of the liability is expected to be expended by the end of 2008 with the remaining balance of $6.6 million expendable by 2022.

In October 2007, the Texas Commission on Environmental Quality (“TCEQ”) approved an Agreed Order in which the Tyler refinery resolved alleged violations of air rules dating back to the acquisition of the refinery. The Agreed Order required the refinery to pay a penalty and fund a Supplemental Environmental Project for which we had previously reserved adequate amounts. We are in discussions with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”), concerning some other enforcement actions; the outcome of which we believe will not result in a material adverse effect on our business, financial condition or results of operations. We have not been named as defendant in any environmental, health or safety litigation.

The Federal Clean Air Act (“CAA”) authorizes the EPA to require modifications in the formulation of the refined transportation fuel products manufactured in order to limit the emissions associated with their final use. In December 1999, the EPA promulgated national regulations limiting the amount of sulfur to be allowed in gasoline at future dates. The EPA believes such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations required the phase-in of gasoline sulfur standards beginning in 2004, with the final reduction to the sulfur content of gasoline to an annual average level of 30 parts-per-million (ppm), and a per-gallon maximum of 80 ppm to be completed by January 1, 2006. The regulation also included special provisions for small refiners or those receiving a waiver. We applied for a waiver from the EPA postponing requirements for the lowest gasoline sulfur standards, which was granted in the second quarter of 2005.

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

Regulations promulgated by TCEQ require the use of only Low Emission Diesel, (“LED”), in counties east of Interstate 35 beginning in October 2005. We received approval to meet these requirements through the end of 2007 by selling diesel that meets the criteria in an Alternate Emissions Reduction Plan on file with the TCEQ and through the use of approved additives thereafter.

The EPA has issued final rules for gasoline formulation that will require further reductions in benzene content by 2011. We are in the process of identifying and evaluating options for complying with this requirement. The Energy Policy Act of 2005 requires increasing amounts of renewable fuel be incorporated into the gasoline pool through 2012. Under final rules implementing this Act (the Renewable Fuel Standard), the Tyler refinery is classified as a small refinery exempt from renewable fuel standards through 2010. Although temporarily exempt from this rule, the Tyler refinery began supplying an E-10 gasoline-ethanol blend effective January 1, 2008. The Energy Independence and Security Act of 2007 requires increasing amounts of renewable fuel compared with the Energy Policy Act of 2005. The EPA has not yet promulgated implementing rules for the 2007 Act so it is not yet possible to determine what the Tyler compliance requirement will be.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as Superfund, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. Waste is generated in the course of the refinery’s ordinary operations, some of which falls within the statutory definition of a “hazardous substance,” and some of which may have been disposed of at sites that may require cleanup under Superfund. At this time, we have not been named a party at any Superfund sites and under the terms of the purchase agreement, we did not assume any liability for wastes disposed of prior to our ownership of the refinery.

During 2007, the Department of Homeland Security (“DHS”) promulgated Chemical Facility Anti-Terrorism Standards to regulate the security of “high risk” chemical facilities. In compliance with this rule, we submitted certain required information concerning our Tyler refinery and Abilene and San Angelo terminals to the DHS. If the DHS determines that any of these facilities represents a high risk facility, we will be required to prepare a Security Vulnerability Analysis and possibly develop and implement Site Security Plans required by the standard. We do not believe the outcome will have a material effect on our business.

In June 2007, the U.S. Department of Labor’s Occupational Safety & Health Administration (“OSHA”) announced it was implementing a National Emphasis Program addressing workplace hazards at petroleum refineries. Under this program, OSHA expects to conduct inspections of process safety management programs over the next two years at approximately 80 refineries nationwide that are located in the states that do not have their own OSHA program. Texas does not have a state OSHA program. On February 19, 2008, OSHA initiated an inspection at our Tyler, Texas refinery.

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

Employees

As of December 31, 2007, we had 3,708 employees, of which 271 were employed in our refining segment, 12 were employed in our marketing segment and 3,425 were employed either full or part-time in our retail segment. As of December 31, 2007, 149 operations and maintenance hourly employees and 27 truck drivers at the refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202 and were covered by collective bargaining agreements which run through January 2009. None of our employees in our marketing or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

Trade Names, Service Marks and Trademarks

We regard our intellectual property as being an important factor in the marketing of goods and services in our retail segment. We own, have registered or applied for registration of a variety of trade names, service marks and trademarks for use in our business. We own the following trademark registrations issued by the United States Patent and Trademark Office: MAPCO®, MAPCO MART®, MAPCO EXPRESS & Design®, EAST COAST®, GRILLE MARX® CAFÉ EXPRESS FINEST COFFEE IN TOWN MAPCO & Design®, GUARANTEED RIGHT! MAPCO EXPRESS & Design®, FAST FOOD AND FUELtm, FLEET ADVANTAGE® and DELTA EXPRESS®. While we do not already have and have not applied for a federally registered trademark for DISCOUNT FOOD MARTtm, we do claim common law trademark rights in this name. Our right to use the “MAPCO” name is limited to the retail fuel and convenience store industry. We are not otherwise aware of any facts which would negatively impact our continuing use of any of our trade names, service marks or trademarks.

Available Information

Our internet website address is http://www.DelekUS.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (“SEC”) are available on our internet website (in the “Investor Relations” section), free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our corporate governance guidelines, code of business conduct and ethics and the charters of our board of director’s committees in the same website location. Our governance documents are available in print to any stockholder that makes a written request to Kent Thomas, Secretary, Delek US Holdings, Inc., 7102 Commerce Way, Brentwood, TN 37027. In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our chief executive officer’s certification to the New York Stock Exchange in 2007. Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K contain certifications of our chief executive officer and chief financial officer regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Risks Relating to Our Industry

We operate an independent refinery in Tyler, Texas and own a non-controlling interest in an unaffiliated corporation that owns another independent refinery in El Dorado, Arkansas which may not be able to withstand volatile market conditions, compete on the basis of price or obtain sufficient quantities of crude oil in times of shortage to the same extent as integrated, multinational oil companies.

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

In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire. In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. Companies in the petroleum industry, such as us, are often the target of activist and regulatory activity regarding pricing, safety, environmental compliance and other business practices which could result in price controls, fines, increased taxes or other actions affecting the conduct of our business. For example, consumer activists are lobbying various authorities to enact laws and regulations mandating the use of temperature compensation devices for fuel dispensed at our retail stores. In addition, the United States Supreme Court decision in Massachusetts v. Environmental Protection Agency, 549 U.S. No. 05-1120, slip op. at 1 (U.S. April 2, 2007) may prompt further legislative and regulatory activity in the realm of greenhouse gas emissions and climate change. Environmental regulation is becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed. While it is impractical to predict the impact that potential regulatory and activist activity may have, such future activity may result in increased costs to operate and maintain our facilities as well as increased capital outlays to improve our facilities. Such future activity could also adversely affect our ability to expand production, result in damaging publicity about us, or reduce demand for our products. Our need to incur costs associated with complying with any resulting new legal or regulatory requirements that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations.

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

Our earnings, cash flow and profitability from our refining operations depend on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined petroleum products. Refining margins historically have been and are likely to continue to be volatile, as a result of numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline and other refined petroleum products. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign demand for fuel products;

•	refined product inventory levels;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, Western Coastal Africa, the former Soviet Union, and South America;

•	the level of foreign and domestic production of crude oil and refined petroleum products;

•	the level of crude oil, other feedstocks and refined petroleum products imported into the United States;

•	utilization rates of refineries in the United States;

•	development and marketing of alternative and competing fuels such as ethanol;

•	events that cause disruptions in our distribution channels;

•	local factors, including market conditions, adverse weather conditions and the level of operations of other refineries and pipelines in our markets; and

•	U.S. government regulations.

Our gross profit may decline as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products.

Significant increases and volatility in costs of crude oil, other feedstocks and refined petroleum products could cause our profits to decline. If the prices for which we can sell our refined products fail to keep pace with rising prices of crude oil and other feedstocks, our results of operations will be negatively impacted. This is especially true for non-transportation fuel products such as asphalt, butane, coke, propane and slurry whose prices do not typically correlate to fluctuations in the price of crude oil.

Increases in the price of crude oil and other feedstocks could also result in significant increases in the retail price of transportation fuel products, higher credit card expenses on retail fuel sales and in lower retail fuel gross margin per gallon. Increases in the retail price of transportation fuel products could also diminish consumer demand for fuel and lead to lower retail fuel sales. In addition, the volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our Tyler refinery and other operations affect our operating costs.

Feedstock, fuel and utility prices have been, and will continue to be, affected by factors that are beyond our control, such as supply and demand and regulation in both local and regional markets. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our business, financial condition and results of operations. These factors could materially impact our refining gross profits, fuel gallon volume, fuel gross profit and overall customer traffic, which in turn would adversely impact our merchandise sales.

If the market value of our inventory declines to an amount less than our LIFO basis, we would record a write-down of inventory and a non-cash charge to cost of sales, which would adversely affect our earnings.

The nature of our business requires us to maintain substantial quantities of crude oil, refined petroleum product and blendstock inventories. Because crude oil and refined petroleum products are commodities, we have no control over the changing market value of these inventories. Because our refining inventory is valued at the lower of cost or market value under the last-in, first-out (“LIFO”) inventory valuation methodology, we would record a write-down of inventory and a non-cash charge to cost of sales if the market value of our inventory were to decline to an amount less than our LIFO basis.

Anti-smoking measures, increases in tobacco taxes and wholesale cost increases of tobacco products could reduce our tobacco product sales.

Sales of tobacco products accounted for approximately 8%, 9% and 10% of total net sales of our retail segment for the years ended December 31, 2007, 2006 and 2005, respectively. Significant increases in wholesale cigarette costs, increased taxes on tobacco products (such as the July 2007, $0.10 per pack tax increase in the state of Tennessee), declines in the percentage of smokers in the general population, additional legal restrictions on smoking in public or private establishments, future legislation and national and local campaigns to discourage smoking in the United States have had an adverse effect on the demand for tobacco products and could have a material adverse effect on our business, financial condition and results of operations.

Competitive pressures in our markets can make it difficult to pass any additional cost increases associated with these products to our customers. This could materially and adversely affect our retail price of cigarettes, cigarette unit volume and net sales, merchandise gross profit and overall customer traffic. Because we derive a significant percentage of our net sales from tobacco products, a decline in net sales from the sale of tobacco products or decrease in margins on our tobacco product sales could have a material adverse effect on our business, financial condition and results of operations.

A terrorist attack on our assets, or threats of war or actual war, may hinder or prevent us from conducting our business.

Terrorist attacks in the United States and the war with Iraq, as well as events occurring in response or similar to or in connection with them, may harm our business. Energy-related assets (which could include refineries, pipelines and terminals such as ours) may be at greater risk of future terrorist attacks than other possible targets in the United States. In addition, the State of Israel, where our majority stockholder, Delek Group Ltd., is based, has suffered armed conflicts and political instability in recent years. We may be more susceptible to terrorist attack as a result of our connection to an Israeli owner. On the date of this report, three of our directors reside in Israel. Our business may be harmed if armed conflicts or political instability in Israel cause one or more of our directors to become unavailable to serve on our board of directors.

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

Increased consumption of renewable fuels could lead to a decrease in fuel prices and/or a reduction in demand for refined fuels.

Regulatory initiatives have caused an increase in the consumption of renewable fuels such as ethanol. In the future, renewable fuels may continue to be blended with, or may replace, refined fuels. Such increased use of renewable fuels may result in an increase in fuel supply and corresponding decrease in fuel prices. Increased use of renewable fuels may also result in a decrease in demand for refined fuels. A significant decrease in fuel prices or refined fuel demand could have an adverse impact on our financial results.

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

A significant part of our growth strategy is to acquire assets such as refineries, pipelines, terminals, and retail fuel and convenience stores that complement our existing sites or broaden our geographic presence. If attractive opportunities arise, we may also acquire assets in new lines of business that are complementary to our existing businesses. Through nine major transactions and several smaller transactions spanning from our inception in 2001 through December 31, 2007, we acquired our refinery and refined products terminals in Tyler and a minority equity interest in the unaffiliated corporation that owns the El Dorado refinery, we acquired approximately 500 retail fuel and convenience stores and we developed our wholesale fuel business. We expect to continue to acquire retail fuel and convenience stores, refinery assets and product terminals and pipelines as a major element of our growth strategy, however:

•	we may not be able to identify suitable acquisition candidates or acquire additional assets on favorable terms;

•	we usually compete with others to acquire assets, which competition may increase, and, any level of competition could result in decreased availability or increased prices for acquisition candidates;

•	we may experience difficulty in anticipating the timing and availability of acquisition candidates;

•	since the convenience store industry is dominated by small, “independent” operators that own fewer than ten stores, we will likely need to complete numerous small acquisitions, rather than a few major acquisitions, to substantially increase our number of retail fuel and convenience stores;

•	the need to complete numerous acquisitions will require significant amounts of our management’s time;

•	we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions; and

•	as a public company, we are subject to reporting obligations, internal controls and other accounting requirements with respect to any business we acquire, which may prevent or negatively affect the valuation of some acquisitions we might otherwise deem favorable or increase our acquisition costs.

Acquisitions involve risks that could cause our actual growth or operating results to differ adversely compared with our expectations.

Due to our emphasis on growth through acquisitions, we are particularly susceptible to transactional risks. For example:

•	during the acquisition process, we may fail or be unable to discover some of the liabilities of companies or businesses that we acquire;

•	we may assume contracts or other obligations in connection with particular acquisitions on terms that are less favorable or desirable than the terms that we would expect to obtain if we negotiated the contracts or other obligations directly;

•	we may fail to successfully integrate or manage acquired refining, pipeline and terminal assets, retail fuel and convenience stores, or other assets;

•	acquired retail fuel and convenience stores, refineries, pipelines, terminals or other assets may not perform as we expect or we may not be able to obtain the cost savings and financial improvements we anticipate;

•	we may fail to grow our existing systems, financial controls, information systems, management resources and human resources in a manner that effectively supports our growth; and

•	to the extent that we acquire assets in complementary new lines of business, we may become subject to additional regulatory requirements and additional risks that are characteristic or typical of these new lines of business.

We are relatively new to the refining business and may enter new lines of business in which we are inexperienced.

In April 2005, we acquired the Tyler refinery, and our pipeline and other refining, product terminal and crude oil pipeline assets located in Tyler, Texas, and in August 2007, we acquired a non-controlling interest in an unaffiliated corporation that owns a refinery located in El Dorado, Arkansas. Prior to the acquisition of the Tyler refinery in 2005, we were not involved in refining operations. As a result of our entry into the refining business, we may not be able to successfully enter into advantageous business relationships with other refinery, pipeline or terminal operators, or wholesale marketers comparable to those which more established refiners may be able to enter. Therefore, we may be unable to take full advantage of business opportunities for the refining business and we may encounter difficulties in meeting our expectations or the expectations of investors for the operating results of the refining business.

We continually evaluate strategic opportunities for growth, which may include opportunities in new lines of business, in which we currently have no operations and lack experience. Our ability to succeed in any new line of business will depend upon our ability to address and overcome limitations in our experience.

We may incur significant costs and liabilities with respect to investigation and remediation of existing environmental conditions at our Tyler refinery.

Prior to our purchase of the Tyler refinery and pipeline, the previous owner had been engaged for many years in the investigation and remediation of liquid hydrocarbons which contaminated soil and groundwater at the purchased facilities. Upon purchase of the facilities, we became responsible and liable for certain costs associated with the continued investigation and remediation of known and unknown impacted areas at the refinery. In the future, it may be necessary to conduct further assessments and remediation efforts at the refinery and pipeline locations. In addition, we have identified and self-reported certain other environmental matters subsequent to our purchase of the refinery. Based upon environmental evaluations performed internally and by third parties subsequent to our purchase of the Tyler refinery, we recorded an environmental liability of approximately $8.2 million as of December 31, 2007 for the estimated costs of environmental remediation for our refinery and crude oil pipeline. We expect remediation of soil and groundwater at the refinery to continue for the foreseeable future. The need to make future expenditures for these purposes that exceed the amounts we estimate and accrue for could have a material adverse effect on our business, financial condition and results of operations.

We may incur significant costs and liabilities in connection with site contamination, new environmental regulations and prior non-compliance with air emission regulations.

In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire. In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. We anticipate that compliance with new regulations, including lowering the permitted level of sulfur in gasoline, will require us to spend approximately $42.0 million in capital costs in 2008. In October 2007, the TCEQ approved an Agreed Order in which the Tyler refinery resolved alleged violations of air rules dating back to the acquisition of the refinery. The Agreed Order required the refinery to pay a penalty and fund a Supplemental Environmental Project for which we had previously reserved adequate amounts. We are also in discussions with the EPA and the DOJ, concerning some other enforcement actions; the outcome of which we believe will not result in a material adverse effect on our business, financial condition or results of operations. However, a settlement with the EPA could result in additional capital expenditures and potential penalties that could have a material adverse effect on our business, financial condition and results of operations.

We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.

Our operations require numerous permits and authorizations under various laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or health and safety. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have a negative effect on our business, results of operations and cash flows.

A disruption in the supply or an increase in the price of light sweet crude oil would significantly affect the productivity and profitability of our Tyler refinery.

Our Tyler refinery processes primarily light sweet crude oils as opposed to light to medium sour crude oils. Due to increasing demand for lower sulfur fuels, light sweet crude oils are more costly and less readily available to us than heavy sour crude oils. An inability to obtain an adequate supply of light sweet crude oils to operate our Tyler refinery at full capacity or an increase in the cost of light sweet crude oils could have a material adverse effect on our business, financial condition and results of operations.

The dangers inherent in our refining operations could cause disruptions and expose us to potentially significant costs and liabilities.

Our refining operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate and refined petroleum products. These hazards and risks include, but are not limited to, natural or weather-related disasters, fires, explosions, pipeline ruptures and spills, third party interference and mechanical failure of equipment at our or third-party facilities, and other events beyond our control. The occurrence of any of these events could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or death and other damage to our properties and the properties of others. In addition, the Tyler refinery is located in a populated area. Any release of hazardous material or catastrophic event could affect our employees and contractors at the refinery as well as persons outside the refinery grounds. In the event that personal injuries or deaths result from such events, we would likely incur substantial legal costs and liabilities. The extent of these costs and liabilities could exceed the limits of our available insurance. As a result, any such event could have a material adverse effect on our business, results of operations and cash flows.

We are particularly vulnerable to disruptions to our refining interests, because our refining interests are concentrated in two facilities.

Our refining interests consist of the Tyler refinery and our minority equity interest in the unaffiliated corporation that owns the El Dorado refinery (collectively our “refining interests”.) Because our refining interests are concentrated in only two facilities, significant disruptions at either facility, could have a material adverse effect on our business, financial condition or results of operations.

Interruptions in the supply and delivery of crude oil may affect our refining interests and limitations in systems for the delivery of crude oil may inhibit the growth of our refining interests.

Our refining interests receive substantially all of their crude oil from third parties. We could experience an interruption of supply and delivery, or an increased cost of receiving crude oil, if the ability of these third parties to transport crude oil is disrupted because of accidents, governmental regulation, terrorism, other third-party action or other events beyond our control. The unavailability for our use for a prolonged period of time of any system of delivery of crude oil could have a material adverse effect on our business, financial condition or results of operations.

Moreover, limitations in deliver capacity may not allow our refining interests to draw sufficient crude oil to support increases in refining output. In order to materially increase refining output, existing crude delivery systems may require upgrades or supplementation, which may require substantial additional capital expenditures.

Our Tyler refinery has only limited access to an outbound pipeline, which we do not own, for distribution of our refined petroleum products.

For 2007, approximately 93.8% of our refinery sales volume in Tyler was completed through a rack system located at the refinery. Unlike other refiners, we do not own, and have limited access to, an outbound pipeline for distribution of our refinery products to our Tyler customers. Our lack of access to an outbound pipeline may undermine our ability to attract new customers for our refined petroleum products or increase sales of our refinery products.

From time to time, our cash needs may exceed our internally generated cash flow, and our business could be materially and adversely affected if we are not able to obtain the necessary funds from financing activities.

We have significant short-term cash needs to satisfy working capital requirements such as crude oil purchases which fluctuate with the pricing and sourcing of crude oil. We rely in part on our ability to borrow to collateralize or purchase crude oil for our Tyler refinery. If the price of crude oil increases significantly, we may not have sufficient borrowing capacity, and may not be able to sufficiently increase borrowing capacity, under our existing credit facilities to purchase enough crude oil to operate the Tyler refinery at full capacity. Our failure to operate the Tyler refinery at full capacity could have a material adverse effect on our business, financial condition and results of operations. We also have significant long-term needs for cash, including those to support our expansion and upgrade plans, as well as for regulatory compliance.

If credit markets tighten, it may become more difficult to obtain cash from third party sources. If we cannot generate cash flow or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to comply with regulatory deadlines or pursue our business strategies, in which case our operations may not perform as well as we currently expect.

Changes in our credit profile could affect our relationships with our suppliers, which could have a material adverse effect on our liquidity and our ability to operate the Tyler refinery at full capacity.

Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments. As a result, suppliers could shorten the payment terms of their invoices with us or require us to provide significant collateral to them that we do not currently provide. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our suppliers of more burdensome payment terms on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This in turn could cause us to be unable to operate the Tyler refinery at full capacity. A failure to operate the Tyler refinery at full capacity could adversely affect our profitability and cash flows.

An interruption or termination of supply and delivery of refined products to our wholesale business could result in a decline in our sales and earnings.

Our marketing segment sells refined products produced by refineries owned by third parties. In 2007, Magellan was the sole supplier to our marketing segment. We could experience an interruption or termination of supply or delivery of refined products if these refineries or Magellan partially or completely ceased operations, temporarily or permanently. The ability of these refineries and Magellan to supply refined products to us could be disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. In addition, any reduction in capacity of other pipelines that connect with Magellan’s pipelines or our pipelines due to testing, line repair, reduced operating pressures, or other causes could result in reduced volumes of refined product supplied to our marketing business. A reduction in the volume of refined products supplied to our marketing segment could adversely affect our sales and earnings.

An increase in competition in the market in which we sell our refined products could lower prices and adversely affect our sales and profitability.

Our Tyler refinery is the only supplier of a full range of refined petroleum products within a radius of approximately 115 miles of its location and there are no competitive fuel loading terminals within approximately 90 miles of our San Angelo terminal. If a refined petroleum products delivery pipeline is built in or around the Tyler, Texas area, or a competing terminal is built closer to the San Angelo area, we could lose our niche market advantage, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to negotiate market price risk protection in contracts with unaffiliated suppliers of refined products.

In 2007, we obtained 63.5% of our supply of refined products for our marketing segment under contracts that contain provisions that mitigate the market price risk inherent in the purchase and sale of refined products. We cannot assure you that we will be able to negotiate similar market price protections in other contracts that we enter into for the supply of refined products or ethanol. To the extent that we purchase inventory at prices that do not compare favorably to the prices at which we are able to sell refined products, our sales and margins may be adversely affected.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a significant amount of debt. As of December 31, 2007, we had total debt, including current maturities, of $355.2 million. In addition to our outstanding debt, as of December 31, 2007, our borrowing availability under our various credit facilities was $189.6 million.

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

Our debt agreements contain operating and financial restrictions that might constrain our business and financing activities.

The operating and financial restrictions and covenants in our credit facilities and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, to varying degrees our credit facilities restrict our ability to:

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

Other restrictive covenants require that we meet fixed charge coverage, interest charge coverage and leverage tests as described in the credit facility agreements. Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. If we breach any of the restrictions or covenants in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitments to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these immediate payments. In addition, our obligations under our credit facilities are secured by substantially all of our assets. If we are unable to repay our indebtedness under our credit facilities when due, the lenders could seek to foreclose on the assets or we may be required to contribute additional capital to our subsidiaries. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities, including federal, state, and foreign income taxes and transactional taxes such as excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Certain of these liabilities are subject to periodic audits by the respective taxing authority which could increase our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties.

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

The regions in which we operate are susceptible to severe storms including hurricanes, thunderstorms, tornadoes, extended periods of rain, ice storms and snow, all of which we have experienced in the past few years. Inclement weather conditions could damage our facilities, interrupt production, adversely impact consumer behavior, travel and retail fuel and convenience store traffic patterns or interrupt or impede our ability to operate our locations. If such conditions prevail in Texas, they could interrupt or undermine our ability to produce and transport products from our Tyler refinery and receive and distribute products at our terminals. Regional occurrences, such as energy shortages or increases in energy prices, fires and other natural disasters, could also hurt our business. The occurrence of any of these developments could have a material adverse effect on our business, financial condition and results of operations.

Our operating results are seasonal and generally lower in the first and fourth quarters of the year for our refining and marketing segments and in the first quarter of the year for our retail segment. We depend on favorable weather conditions in the spring and summer months.

Demand for gasoline and other merchandise is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. As a result, the operating results of our refining segment and wholesale fuel segment are generally lower for the first and fourth quarters of each year. Seasonal fluctuations in traffic also affect sales of motor fuels and merchandise in our retail fuel and convenience stores. As a result, the operating results of our retail segment are generally lower for the first quarter of the year. In addition, demand for asphalt products is generally higher in the summer months than during the winter months due to increased road construction. This seasonality in asphalt sales may negatively impact the portion of Lion Oil Company profits or losses reported by us during the winter months.

Weather conditions in our operating area also have a significant effect on our operating results. Customers are more likely to purchase higher profit margin items at our retail fuel and convenience stores, such as fast foods, fountain drinks and other beverages and more gasoline during the spring and summer months, thereby typically generating higher revenues and gross margins for us in these periods. Unfavorable weather conditions during these months and a resulting lack of the expected seasonal upswings in traffic and sales could have a material adverse effect on our business, financial condition and results of operations.

We depend on one supplier for a significant portion of our retail fuel supply.

We purchased approximately 29% of our fuel for our retail fuel and convenience stores in 2007 from a single supplier, Valero Marketing and Supply Company. Our contract with Valero expires in May 2008 and provides us with discounts that may not be available to us from other suppliers. We cannot assure you that we will be able to renew our contract with Valero on terms that are equal or more favorable to us, if at all, or that we would be able to secure equal or more favorable terms from another supplier. A change of fuel supplier, a disruption in supply or a significant change in our relationship with this fuel supplier could lead to an increase in our fuel costs and could have a material adverse effect on our business, financial condition and results of operations.

We depend on one wholesaler for a significant portion of our convenience store merchandise.

We purchased approximately 54% of our general merchandise, including most tobacco products and grocery items, in 2007 from a single wholesale grocer, McLane Company, Inc., under a contract that expired on December 31, 2007. Beginning December 31, 2007, we began purchasing our general merchandise from Core-Mark International, Inc. under a long-term contract. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship or pricing with our principal merchandise supplier could lead to an increase in our cost of goods or a reduction in the reliability of timely deliveries and could have a material adverse effect on our business, financial condition and results of operations.

In addition, we believe that our arrangements with vendors with respect to allowances, payment terms and operational support commitments, have enabled us to decrease the operating expenses of convenience stores that we acquire. If we are unable to maintain favorable arrangements with these vendors, we may be unable to continue to effect operating expense reductions at convenience stores we have acquired or will acquire.

Insufficient ethanol supplies or disruption in ethanol supply may disrupt our ability to market ethanol blended fuels.

The ethanol that we blend into our fuel at our Tyler terminal and in many of our retail fuel and convenience stores cannot be delivered through pipelines. Therefore, ethanol must be blended with gasoline at the distribution terminal. In addition to the quantities of ethanol that we must obtain and maintain for blending at our Tyler terminal, we must obtain and maintain sufficient quantities of ethanol to blend with fuel supplied to our retail stores because the majority of our retail fuel suppliers do not offer ethanol blended gasoline at their terminals. In the event that we are unable to obtain or maintain sufficient quantities of ethanol to support our blending needs, our sale of ethanol blended gasoline could be interrupted or suspended which could result in lower profits in our refining and retail segments.

We have entered into fixed formula contracts to purchase ethanol for the majority of our 2008 supply requirements.

As part of our ethanol blending program, we have entered into contracts to purchase the majority of our 2008 ethanol supply requirements using a fixed formula to calculate the purchase price. In the event our competitors are able to purchase ethanol at prices that are equal to or more favorable than the prices we pay under these contracts, we may receive no competitive advantage under our blending program, or we may suffer a competitive disadvantage under our blending program, either of which could have a material adverse effect on our business, financial condition or results of operations. Moreover, if any of the suppliers with whom we have entered into such contracts become unable to fulfill the terms of our contract with them, we may not be able to enforce the terms of our contract or purchase ethanol at the previously negotiated price. This could also have the effect of placing us at a competitive disadvantage as to our competitors.

Due to our minority equity ownership position in Lion Oil Company, we cannot control the operations of the El Dorado refinery or the corporate and management policies of Lion Oil.

As of December 31, 2007, we owned approximately 34.6% of the issued and outstanding common stock of Lion Oil Company, a privately held Arkansas corporation that owns and operates a refinery in El Dorado, Arkansas. Approximately 53.7% of the issued and outstanding common stock of Lion Oil is owned by one shareholder. This controlling shareholder is party to a management agreement with Lion Oil and, due to its majority equity ownership position, is able to elect a majority of the Lion Oil board of directors. As a result of our minority equity ownership position and the controlling shareholder’s majority equity ownership position and contractual management rights, we are unable to control the operations of the refinery in El Dorado, Arkansas.

So long as there is a controlling shareholder of Lion Oil that maintains a majority equity ownership position in, and the contractual management rights with, Lion Oil, the controlling shareholder will continue to control the election of a majority of Lion Oil’s directors, influence Lion Oil’s corporate and management policies (including the declaration of dividends and the timing and preparation of its financial statements) and determine, without our consent, the outcome of any corporate transaction or other matter submitted to Lion Oil shareholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

Our equity investment in Lion Oil is somewhat illiquid because there is no active trading market for shares of Lion Oil common stock.

Because Lion Oil is a privately held corporation, there is no active trading market for shares of Lion Oil common stock. As a result, we cannot assure you that we will be able to increase or decrease our equity interest in Lion Oil, or that if we do, we will be able to do so upon favorable terms or at favorable prices.

Because we recognize our investment in Lion Oil under the equity method of accounting, the earnings or losses reported by Lion Oil will have a direct effect upon our earnings.

Due to our ownership percentage in Lion Oil, we recognize our investment using the equity method of accounting. As a result, the earnings or losses reported by Lion Oil will have a direct impact on our earnings or losses per share. The refinery in El Dorado, Arkansas is an independent refinery subject to many of the same risk factors as our Tyler refinery, as well as other risk factors some of which are detailed in this annual report. To the extent that these factors adversely impact Lion Oil’s earnings, our earnings per share may be adversely affected as well.

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

While we carry property, business interruption, pollution and casualty insurance, we do not maintain insurance coverage against all potential losses. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

The energy industry is highly capital intensive, and the entire or partial loss of individual facilities can result in significant costs to both industry companies, such as us, and their insurance carriers. In recent years, several large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. For example, during 2005, Hurricanes Katrina and Rita caused significant damage to several petroleum refineries along the Gulf Coast, in addition to numerous oil and gas production facilities and pipelines in that region. As a result of large energy industry claims, insurance companies that have historically participated in underwriting energy-related facilities may discontinue that practice, or demand significantly higher premiums or deductible periods to cover these facilities. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at reasonable cost.

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

As of December 31, 2007, we employed 271 people at our Tyler refinery and pipeline. From among these employees, 149 of our operations and maintenance hourly employees and 27 truck drivers at the refinery were covered by separate collective bargaining agreements which expire on January 1, 2009 and January 31, 2009, respectively. Although these collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure you that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on gasoline and diesel fuel sales at our retail fuel and convenience stores which makes us susceptible to increases in the cost of gasoline and interruptions in fuel supply.

Net fuel sales represented approximately 77%, 76% and 73% of total net sales of our retail segment for 2007, 2006 and 2005, respectively. Our dependence on fuel sales makes us susceptible to increases in the cost of gasoline and diesel fuel. As a result, fuel profit margins have a significant impact on our earnings. The volume of fuel sold by us and our fuel profit margins are affected by numerous factors beyond our control, including the supply and demand for fuel, volatility in the wholesale fuel market and the pricing policies of competitors in local markets. Although we can rapidly adjust our pump prices to reflect higher fuel costs, a material increase in the price of fuel could adversely affect demand. A material, sudden increase in the cost of fuel that causes our fuel sales to decline could have a material adverse effect on our business, financial condition and results of operations.

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

We occasionally use derivative financial instruments, such as interest rate swaps and interest rate cap agreements, and fuel related derivative transactions, and we expect to continue to enter into these types of transactions. We cannot assure you that the strategies underlying these transactions will be successful. If any of the instruments we utilize to hedge our exposure to various types of risk is not effective, we may incur losses.

If we violate state laws regulating our sale of tobacco and alcohol products, or if these laws are changed, our results of operations will suffer.

We sell tobacco products in all of our stores and alcohol products in approximately 93% of our stores. Our net sales from the sale of tobacco and alcohol products were approximately $215.4 million, $178.9 million and $161.9 million for 2007, 2006 and 2005, respectively. State laws regulate the sale of tobacco and alcohol products. For example, state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies. Certain states regulate relationships, including overlapping ownership, among alcohol manufacturers, wholesalers and retailers and may deny or revoke licensure if relationships in violation of the state laws exist. In addition, certain states have adopted or are considering adopting “warm beer laws” that seek to discourage driving under the influence of alcohol by prohibiting the sale of refrigerated beer. Our violation of state laws regulating our sale of tobacco and alcohol products or a change in these laws, such as the adoption of a “warm beer law” in one or more of the states we operate, could have a material adverse effect on our business, financial condition and results of operations.

If we fail to meet our obligations under our long-term branded gasoline supply agreement with BP, the agreement may be terminated and we may incur penalties.

In December 2005, we entered into a branded gasoline jobber supply agreement with BP, to purchase a portion of our gasoline products for a minimum of 15 years. The agreement requires us to purchase specified minimum quantities of branded gasoline products annually, which quantities escalate on a yearly basis. Sales of BP branded gasoline under this agreement accounted for approximately 12% of our total fuel sales volume in 2007. If we fail to purchase the applicable annual minimum quantities, BP may terminate the agreement and we could be required to pay BP damages equal to the difference between the specified contractual minimum annual gallons of gasoline products and the amount actually purchased by us, multiplied by a specified per gallon amount. The termination of the agreement by BP and the imposition of damages could have a material adverse effect on our business, financial condition and results of operations. We recorded liabilities for failure to purchase required contractual volume minimums of $0.2 million in both 2007 and 2006.

If there is negative publicity concerning the BP, Exxon, Shell, Conoco, Marathon or Chevron brand names, sales at certain of our stores may suffer.

Fuel sold under the BP, Exxon, Shell, Conoco, Marathon and Chevron brand names represented approximately 37% of total fuel sales volume for the retail segment in 2007. If there is negative publicity concerning any of these major oil companies, we could suffer a decline in sales volume at these stores and it could have a material adverse effect on our business, financial condition and results of operations.

It may be difficult to serve process on or enforce a United States judgment against those of our directors who reside in Israel.

On the date of this report, three of our directors reside in the State of Israel. As a result, you may have difficulty serving legal process within the United States upon any of these persons. You may also have difficulty enforcing, both in and outside the United States, judgments you may obtain in United States courts against these persons in any action, including actions based upon the civil liability provisions of United States federal or state securities laws, because a substantial portion of the assets of these directors is located outside of the United States. Furthermore, there is substantial doubt that the courts of the State of Israel would enter judgments in original actions brought in those courts predicated on U.S. federal or state securities laws.

If we are, or become, a U.S. real property holding corporation, special tax rules may apply to a sale, exchange or other disposition of common stock and non-U.S. holders may be less inclined to invest in our stock as they may be subject to U.S. federal income tax in certain situations.

A non-U.S. holder will be subject to U.S. federal income tax with respect to gain recognized on the sale, exchange or other disposition of common stock if we are, or were, a “U.S. real property holding corporation,” or a USRPHC, at any time during the shorter of the five-year period ending on the date of the sale or other disposition and the period such non-U.S. holder held our common stock (the shorter period referred to as the “lookback period”). In general, we would be a USRPHC if the fair market value of our “U.S. real property interests,” as such term is defined for U.S. federal income tax purposes, equals or exceeds 50% of the sum of the fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business. Based on our estimates of the fair market value of our U.S. real property interests, we believe that, as of December 31, 2007, less than 27.1% of our assets constituted U.S. real property interests. However, because the test for determining USRPHC status is applied on certain specific determination dates and is dependent upon a number of factors, some of which are beyond our control (including, for example, fluctuations in the value of our assets); it is possible that we will become a USRPHC in the future. In addition, it is possible that the Internal Revenue Service will not agree with our conclusions regarding the valuation of our assets or our current USRPHC status. If we are or become a USRPHC, so long as our common stock is regularly traded on an established securities market such as the New York Stock Exchange (“NYSE”), only a non-U.S. holder who, actually or constructively, holds or held during the lookback period more than 5% of our common stock will be subject to U.S. federal income tax on the disposition of our common stock.

The costs, scope and timelines of our capital projects may deviate significantly from our original plans and estimates.

We may experience unanticipated increases in the cost, scope and completion time for our capital improvement projects, including capital projects at the refinery undertaken to comply with government regulations. Equipment that we require to complete capital projects may be unavailable to us at expected costs or within expected time periods, increasing project costs or causing delays. Additionally, employee or contractor labor expense may exceed our expectations. The inability to complete our capital projects within the cost parameters and timelines we anticipate due to these or other factors beyond our control could have a material adverse effect on our business, financial condition and results of operations.

If we lose any of our key personnel, our ability to manage our business and continue our growth could be negatively impacted.

Our future performance depends to a significant degree upon the continued contributions of our senior management team and key technical personnel. We do not currently maintain key person life insurance policies, non-compete agreements or employment agreements with the majority of our senior management team. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of members of our senior management team and key technical personnel would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate our company and to develop our products and technology. We cannot assure you that we would be able to locate or employ such qualified personnel on acceptable terms or at all.

Litigation and/or negative publicity concerning food quality, health and other related issues could result in significant liabilities or litigation costs and cause consumers to avoid our convenience stores.

Negative publicity, regardless of whether the concerns are valid, concerning food quality, food safety or other health concerns, facilities, employee relations or other matters related to our operations may materially adversely affect demand for food offered in our convenience stores and could result in a decrease in customer traffic to our stores. Additionally, we may be the subject of complaints or litigation arising from food-related illness or injury in general which could have a negative impact on our business.

It is critical to our reputation that we maintain a consistent level of high quality food in our stores. Health concerns, poor food quality or operating issues stemming from one store or a limited number of stores can materially adversely affect the operating results of some or all of our stores and harm our proprietary brands.

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

You may suffer substantial dilution.

You will suffer dilution if stock, restricted stock units, restricted stock, stock options, warrants or other equity awards, whether currently outstanding or subsequently granted, are exercised. You will also suffer dilution if we issue currently unissued shares of our stock to future sellers in furtherance of our growth strategy.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including:

•	the requirement that a majority of our board of directors consist of independent directors;

•	the requirement that we have a nominating / corporate governance committee consisting entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement that we have a compensation committee consisting entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We utilize all of these exemptions. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our controlling stockholder, Delek Group Ltd., may have conflicts of interest with other stockholders in the future.

At December 31, 2007, Delek Group Ltd. owned approximately 73.4% of our outstanding common stock. As a result, Delek Group Ltd. and its controlling shareholder, Mr. Sharon, will continue to be able to control the election of our directors, influence our corporate and management policies (including the declaration of dividends) and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. So long as Delek Group Ltd. continues to own a significant amount of the outstanding shares of our common stock, Delek Group Ltd. will continue to be able to influence or effectively control our decisions, including whether to pursue or consummate potential mergers or acquisitions, asset sales, and other significant corporate transactions. We cannot assure you that the interests of Delek Group Ltd. will coincide with the interests of other holders of our common stock.

Future sales of currently unregistered shares of our common stock could depress the price of our common stock.

The market price of our common stock could decline as a result of the introduction of a large number of currently unregistered shares of our common stock into the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2007, 39,389,869 unregistered shares of our shares of common stock were controlled by Delek Group, Ltd. Delek Group Ltd. will be able to register under the Securities Act, subject to specified limitations, common stock it owns, pursuant to a registration rights agreement with us. The registration rights we granted to Delek Group Ltd. apply to all shares of our common stock owned by Delek Group Ltd. and entities it controls. In addition, on the date of this report, Morgan Stanley Capital Group, Inc. owned 1,916,667 unregistered shares of our common stock. Pursuant to a registration rights agreement with us, Morgan Stanley will be able to register these shares under the Securities Act, subject to specified limitations.

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

To comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to evaluate our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. During this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

If we fail to comply with the requirements of Section 404, we may be subject to sanctions or investigation by regulatory authorities such as the SEC or the NYSE. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets, and our stock price may decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own a refinery in Tyler, Texas, which is used by our refining segment and is situated on approximately 100 out of a total of approximately 600 acres of land owned by us, along with an associated crude oil pipeline and light products loading facilities. In January 2008, we purchased four additional vacant or undeveloped properties totaling less than ten acres and a railroad spur of less than two acres adjacent to our property for additional flexibility and buffer. This additional acreage is included in the total of approximately 600 acres owned by us. We also own terminals in San Angelo and Abilene, Texas, which are used by our marketing segment, along with 114 miles of refined product pipelines and light product loading facilities.

As of December 31, 2007, we owned the real estate at 293 retail fuel and convenience store locations, and leased the real property at 204 stores. Of the stores owned or leased by us, 20 were either leased or subleased to third party dealers; 38 other dealer sites are owned or leased independently by dealers.

The following table summarizes the real estate position of our retail segment.

	Number of
	Company				Remaining	Remaining
	Operated	Number of	Number of	Number of	Lease Term	Lease Term
State	Sites	Dealer Sites(1)	Owned Sites	Leased Sites	< 3 Years(2)	> 3 Years(2)

Tennessee	264	11	157	114	10	104
Alabama	94	41	63	41	6	35
Georgia	81	4	46	38	5	33
Virginia	36	—	26	10	—	10
Arkansas	15	—	9	6	2	4
Kentucky	3	—	1	2	—	2
Louisiana	2	—	—	2	1	1
Mississippi	2	—	2	—	—	—
Florida	—	2	—	—	—	—

Total	497	58	304	213	24	189

(1)	Includes 38 sites neither owned by nor subleased by us.

(2)	Includes renewal options; measured as of December 31, 2007.

Most of our retail fuel and convenience store leases are net leases requiring us to pay taxes, insurance and maintenance costs. Of the leases that expire in less than three years, we anticipate that we will be able to negotiate acceptable extensions of the leases for those locations that we intend to continue operating. We believe that none of these leases are individually material.

We lease our corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee. The lease is for 54,000 square feet of office space of which we occupy 34,000 square feet and sub-lease the remaining space. The lease term expires in March 2022.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, from time to time we are subject to lawsuits, investigations and claims, including, environmental claims and employee related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “DK.” The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period in 2006 and 2007 and dividends issued in these periods since our common stock began trading on the New York Stock Exchange on May 4, 2006:

			Regular	Special
			Dividends	Dividends
	High	Low	Per Common	Per Common
Period	Sales Price	Sales Price	Share	Share
2006:
Second quarter	$17.99	$12.08	None	None
Third quarter	$22.85	$14.83	None	None
Fourth quarter	$19.00	$15.72	$0.0375	None
2007:
First quarter	$19.28	$14.82	$0.0375	None
Second quarter	$28.49	$18.67	$0.0375	$0.1975
Third quarter	$30.77	$21.35	$0.0375	None
Fourth quarter	$26.17	$17.50	$0.0375	$0.1975

In connection with our initial public offering in May 2006, our Board of Directors announced its intention to pay a regular quarterly cash dividend of $0.0375 per share of our common stock beginning in the fourth quarter of 2006. The dividends paid in 2007 totaled approximately $28.5 million. We intend to continue to pay quarterly cash dividends on our common stock at an annual rate of $0.15 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. Except as represented in the schedule above, we have paid no other cash dividends on our common stock during the two most recent fiscal years.

Holders

As of February 1, 2008, we had approximately 9 common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

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

The following graph and table compare cumulative total returns for our stockholders since May 4, 2006 (the date of our initial public offering) to the Standard and Poor’s 500 Stock Index and a peer group selected by management. The graph assumes a $100 investment made on May 4, 2006. Each of the three measures of cumulative total return assumes reinvestment of dividends. The peer group is comprised of Alon USA Energy, Inc., Casey’s General Stores, Inc., Frontier Oil Corporation, Holly Corporation, Pantry, Inc., Sunoco, Inc., Susser Holdings Corporation, Tesoro Corporation, TravelCenters of America, LLC, Valero Energy Corporation and Western Refining, Inc. The stock performance shown on the graph below is not necessarily indicative of future price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006(1)(2)	2005(2)(3)	2004(4)	2003
	(In millions, except share and per share data)

Statement of Operations Data:
Net sales:
Retail	$1,775.8	$1,395.6	$1,101.0	$857.8	$600.2
Refining	1,694.3	1,598.6	930.5	—	—
Marketing	626.6	221.6	—	—	—
Other	0.4	0.3	0.4	0.1	—

Total net sales	4,097.1	3,216.1	2,031.9	857.9	600.2

Operating costs and expenses:
Cost of goods sold	3,632.5	2,824.4	1,730.1	730.8	500.2
Operating expenses	220.5	175.5	134.6	80.1	62.7
General and administrative expenses	54.6	38.2	23.5	15.1	12.8
Depreciation and amortization	33.1	22.8	16.1	12.4	8.8
Loss (gain) on disposal of assets	—	—	(1.6)	(0.9)	(0.4)
Unrealized (gain) loss on forward contract hedging activities(5)	(0.1)	—	9.1	—	—

Total operating costs and expenses	3,940.6	3,060.9	1,911.8	837.5	584.1

Operating income	156.5	155.2	120.1	20.4	16.1

Interest expense	30.6	24.2	17.4	7.1	5.9
Interest income	(9.3)	(7.2)	(2.1)	—	—
Interest expense to related parties	—	1.0	3.0	1.2	0.1
Loss from equity method investment	0.8	—	—	—	—
Other expenses, net	2.4	0.2	2.5	0.7	(0.2)

Total non-operating expenses, net	24.5	18.2	20.8	9.0	5.8

Income before income taxes and cumulative effect of a change in accounting policy	132.0	137.0	99.3	11.4	10.3
Income tax expense	35.6	44.0	34.9	4.1	3.8

Income before cumulative effect of a change in accounting policy	96.4	93.0	64.4	7.3	6.5
Cumulative effect of a change in accounting policy	—	—	(0.3)	—	—

Net income	$96.4	$93.0	$64.1	$7.3	$6.5

Basic earnings per share:
Income before cumulative effect of a change in accounting policy	$1.85	$1.98	$1.64	$0.19	$0.16
Cumulative effect of a change in accounting policy	—	—	(0.01)	—	—

Basic earnings per share	$1.85	$1.98	$1.63	$0.19	$0.16

Diluted earnings per share:
Income before cumulative effect of a change in accounting policy	$1.82	$1.94	$1.64	$0.19	$0.16
Cumulative effect of a change in accounting policy	—	—	(0.01)	—	—

Diluted earnings per share	$1.82	$1.94	$1.63	$0.19	$0.16

Weighted average shares, basic	52,077,893	47,077,369	39,389,869	39,389,869	39,389,869
Weighted average shares, diluted	52,850,231	47,915,962	39,389,869	39,389,869	39,389,869
Dividends declared per common share outstanding	$0.54	$0.04	$—	$—	$—

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In millions)

Cash Flow Data:
Cash flows provided by operating activities	$179.9	$110.2	$148.7	$24.9	$26.3
Cash flows used in investing activities	(222.7)	(251.4)	(162.3)	(27.3)	(16.1)
Cash flows provided by (used in) financing activities	45.5	180.2	54.1	5.6	(2.3)

Net increase in cash and cash equivalents	$2.7	$39.0	$40.5	$3.2	$7.9

	December 31,
	2007	2006	2005	2004	2003
	(In millions)

Balance Sheet Data:
Cash and cash equivalents	$104.3	$101.6	$62.6	$22.1	$18.9
Short-term investments	45.5	73.2	26.6	—	—
Total current assets	440.0	410.6	251.8	64.0	46.7
Property, plant and equipment, net	546.1	424.7	270.6	189.3	136.5
Total assets	1,237.8	949.4	606.2	330.1	256.8
Total current liabilities	298.5	230.9	175.8	72.2	48.5
Total debt, including current maturities	355.2	286.6	268.8	203.3	168.8
Total non-current liabilities	426.8	336.3	310.6	202.1	159.8
Total shareholders’ equity	512.5	382.2	119.8	55.8	48.4
Total liabilities and shareholders’ equity	1,237.8	949.4	606.2	330.1	256.8

(1)	Effective August 1, 2006, marketing operations were initiated in conjunction with the acquisition of the Pride assets.

(2)	Refinery segment operating results reflect certain reclassifications made to conform prior year balances to current year financial statement presentation. Sales of intermediate feedstock sales have been reclassified to net sales which had previously been presented on a net basis in cost of goods sold. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

(3)	Effective April 29, 2005, we completed the acquisition of the Tyler refinery and related assets. We operated the refinery for 247 days in 2005. The results of operations of the Tyler refinery and related assets are included in our financial results from the date of acquisition.

(4)	Effective April 30, 2004, we completed the acquisition of 100% of the outstanding stock of Williamson Oil. The results of operations of Williamson Oil are included in our financial results from the date of acquisition.

(5)	To mitigate the risks of changes in the market price of crude oil and refined petroleum products, we may enter into forward contracts to fix the purchase price of crude and sales price of specific refined petroleum products for a predetermined number of units at a future date.

Segment Data(1):

	As Of and for the Year Ended December 31, 2007
				Corporate,
				Other and
	Refining(2)	Retail	Marketing	Eliminations	Consolidated
			(In millions)

Net sales (excluding intercompany marketing fees and sales)	$1,709.0	$1,775.8	$611.9	$0.4	$4,097.1
Intercompany marketing fees and sales	(14.7)	—	14.7	—	—
Cost of goods sold	1,460.2	1,575.4	596.9	—	3,632.5
Operating expenses	82.2	136.8	1.0	0.5	220.5

Segment contribution margin	$151.9	$63.6	$28.7	$(0.1)	244.1

General and administrative expenses					54.6
Depreciation and amortization					33.1
Gain on forward contract activities					(0.1)

Operating income					$156.5

Total assets	$377.4	$516.6	$91.5	$252.3	$1,237.8

Capital spending (excluding business combinations)	$61.6	$23.8	$0.3	$2.0	$87.7

	As Of and for the Year Ended December 31, 2006
				Corporate,
				Other and
	Refining(2)	Retail	Marketing(3)	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$1,601.8	$1,395.6	$218.2	$0.5	$3,216.1
Intercompany marketing fees and sales	(3.2)	(0.2)	3.4	—	—
Cost of goods sold	1,373.5	1,234.9	216.0	—	2,824.4
Operating expenses	71.9	102.8	0.3	0.5	175.5

Segment contribution margin	$153.2	$57.7	$5.3	$—	216.2

General and administrative expenses					38.2
Depreciation and amortization					22.8

Operating income					$155.2

Total assets	$332.4	$428.4	$92.4	$96.2	$949.4

Capital spending (excluding business combinations)	$74.9	$22.4	$0.2	$—	$97.5

	As Of and for the Year Ended December 31, 2005
				Corporate,
				Other and
	Refining(2)(4)	Retail	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany and sales)	$930.5	$1,101.0	$—	$0.4	$2,031.9
Intercompany sales	0.9	(0.9)	—	—	—
Cost of goods sold	774.9	955.2	—	—	1,730.1
Operating expenses	47.3	86.9	—	0.4	134.6

Segment contribution margin	$109.2	$58.0	$—	$—	167.2

General and administrative expenses					23.5
Depreciation and amortization					16.1
Gain on disposal of assets					(1.6)
Loss on forward contract activities					9.1

Operating income					$120.1

Total assets	$235.6	$367.4	$—	$3.2	$606.2

Capital spending (excluding business combinations)	$18.8	$10.4	$—	$—	$29.2

(1)	Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, requires disclosure of a measure of segment profit or loss. In connection with the purchase of the Tyler refinery and related assets on April 29, 2005, management began viewing our company’s operating results in two reportable segments: retail and refining. The initiation of operations in the marketing segment added a third reportable segment in the third quarter of 2006. We measure the operating performance of each segment based on segment contribution margin. We define segment contribution margin as net sales less cost of goods sold and operating expenses, excluding depreciation and amortization.

For the retail segment, cost of goods sold comprises the costs of specific products sold. Operating expenses include costs such as wages of employees at the stores, lease expense for the stores, utility expense for the stores and other costs of operating the stores, excluding depreciation and amortization.

For the refining segment, cost of goods sold includes all the costs of crude oil, feedstocks and external costs. Operating expenses include the costs associated with the actual operations of the refinery, excluding depreciation and amortization.

For the marketing segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned terminals, excluding depreciation and amortization, terminaling expense at third-party locations and pipeline maintenance costs.

(2)	Refinery segment operating results reflect certain reclassifications made to conform prior year balances to current year financial statement presentation. Sales of intermediate feedstock sales have been reclassified to net sales which had previously been presented on a net basis in cost of goods sold. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

(3)	Effective August 1, 2006, marketing operations were initiated in conjunction with the acquisition of the Pride assets.

(4)	Effective April 29, 2005, we completed the acquisition of the Tyler refinery and related assets. We operated the refinery for 247 days in 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is management’s analysis of our financial performance and of significant trends that may affect our future performance. It should be read in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. Those statements in MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one principal fuel supplier and one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	restrictive covenants in our debt agreements;

•	seasonality;

•	terrorist attacks;

•	potential conflicts of interest between our major stockholder and other stockholders;

•	other factors discussed under Item 1, Business, and Item 1A, Risk Factors, of this Annual Report on Form 10-K and in our other filings with the SEC.

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

Overview

We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (“bpd”), along with an associated crude oil pipeline and light products loading facilities. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 497 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. Additionally, we own a minority equity interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 75,000 bpd moderate complexity crude oil refinery and other pipeline and product terminals. The refinery is located in El Dorado, Arkansas.

The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in our refining segment include the cost of crude, our primary raw material, the refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds.

Our sales and operating refined petroleum product prices fluctuate significantly with movements in crude oil and refined petroleum product prices. Both the spread between crude oil and refined petroleum product prices, and more recently the timeframe between these fluctuations in those prices, affect our earnings. We compare our per barrel refining operating margin to certain industry benchmarks, specifically the U.S. Gulf Coast 5-3-2 crack spread. The U.S. Gulf Coast 5-3-2 crack spread represents the differential between Platt’s quotations for 3/5 of a barrel of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and 2/5 of a barrel of U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) on the one hand, and the first month futures price of 5/5 of a barrel of light sweet crude oil on the New York Mercantile Exchange, on the other hand.

Over the past few years, we, as well as other oil refiners have operated in an upward-sloping oil pricing environment, where the current price of crude is lower than the future price as represented in the futures contract market. An upward-sloping market is referred to as a “contango” market. However, in September 2007, the global oil market started to reflect the expectation that oil prices in the near to intermediate term would be lower than “spot market” prices. In effect, the “forward curve” which represents the oil futures market is inverted, therefore the market is now in “backwardation.” Due to this current market structure, and because our crude purchases and our refined product sales are executed using the futures market, our cost of crude is higher than the daily spot price; having a negative impact on our gross margin per barrel when compared to the industry crack spread, which is computed using spot prices for oil, gasoline, and diesel fuel. The direction of future prices is difficult to forecast; however, at present, a continuation of this backwardated market is reflected in the futures contract market structure.

Finally, while the increases in the cost of crude oil, are reflected in the changes of light refined products, the value of heavier products, such as fuel oil, asphalt and coke, have not moved in parallel with crude cost. This causes additional pressure on our refining margins.

The cost to acquire the refined fuel products we sell to our wholesale customers in our marketing segment and at our convenience stores in our retail segment depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Our retail merchandise sales are driven by convenience, customer service, competitive pricing and branding. Motor fuel margin is sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon basis. Our motor fuel margins are impacted by local supply, demand, weather, competitor pricing and product brand.

As part of our overall business strategy, we regularly evaluate opportunities to expand and complement our business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

Strategic Initiatives

We are committed to enhancing shareholder value while maintaining financial stability and flexibility by continuing to:

•	pursue acquisition opportunities that strengthen our core markets and leverage our core competencies;

•	modernize, grow and improve the profitability of our operations through carefully evaluated capital investments;

•	develop and refine innovative information technology applications for all business segments;

•	provide value to our customers and employees by delivering a high level of customer service standards;

•	demonstrate a prudent and scalable capital structure; and

•	focus on health, safety and environmental compliance.

To accomplish the foregoing goals, the following represent certain significant accomplishments in 2007:

•	In April 2007, we acquired 107 retail fuel and convenience stores in northern Georgia and southeastern Tennessee. Over the course of the remainder of 2007, we integrated these additional stores into our structure, creating two divisions in southeastern Tennessee and northern Georgia from what had formerly been a single division. Our retail segment strategy continues to center on operating a high concentration of sites in similar geographic regions to promote operational efficiencies and increase segment contribution margin.

•	In June 2007, Delek completed the implementation of a new disaster recovery infrastructure which encompasses replication of all critical systems from data centers located in Brentwood, Tennessee and Tyler, Texas. The disaster recovery system allows Delek to conduct business with high reliability and continuous data protection. Annual testing of the disaster recovery systems will be completed to help to ensure the integrity of our systems.

•	In July 2007, we commenced operation of a new 138kV power substation at the Tyler refinery that provided us with a more reliable, independent power supply.

•	In August 2007, we acquired a 28.4% equity ownership in Lion Oil, a privately held Arkansas corporation that owns and operates a refinery and other pipeline and product terminals. We increased our ownership percentage to 34.6% in September 2007.

•	In 2007, we introduced the MAPCO Mart brand to our Alabama division by opening two stores. This was the first time our concept brand has moved outside of Tennessee.

•	In 2007, we have become a leader in blending ethanol in our finished gasoline products, in our retail markets, allowing customers access to renewable E-10 products. In December 2007, we completed the necessary requirements to provide E-10 products at our Tyler terminal. We began offering these products January 1, 2008.

•	During 2007, we were able to increase the consumption of sour crude oil in the refinery. West Texas sour crude comprised approximately 7.7% of our crude slate for the year.

•	In April 2007, utilizing our proprietary information technology platform, we successfully completed verification testing and were granted approval to begin beta-testing an interface to the BP electronic payment system through a mid-stream device supplied by Verifone. In September 2007, MAPCO’s point-of-sale was added to BP’s list of certified EPS-integrated POS systems and we were given approval to deploy our point-of-sale to production. The production implementation was completed in November 2007. Completion of this development project allows full integration of all payment types through our proprietary point-of-sale system. We currently operate 37 convenience stores selling BP branded fuels.

•	During 2007, we paid dividends totaling approximately $28.5 million to our shareholders.

•	Our capital spending in 2007 totaled approximately $87.7 million including $35.2 for discretionary high return projects and $38.7 for health, safety and reliability projects.

Market Trends

Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum prices is our primary source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell.

We continually experience volatility in the energy markets. In 2007 compared to 2006, concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in increases in the price of crude oil which outpaced product prices in 2007 and 2006. The average price of crude oil in 2007, 2006 and 2005 was $72.44, $66.27 and $59.39 per barrel, respectively. In 2006 compared to 2005, high demand for refined products, a strengthening economy, production interruptions and the phase out of methyl tertiary-butyl ether (“MTBE”), resulted in increases in product prices that outpaced increases in crude oil and other feedstock prices in those years. The U.S. Gulf Coast 5-3-2 crack spread ranged from a high of $33.32 per barrel to a low of $3.88 per barrel during 2007 and averaged $13.04 per barrel during 2007 compared to an average of $10.16 in 2006 and $10.58 per barrel in 2005.

We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $1.30 per gallon to a high of $2.60 per gallon in 2007 and averaged $2.05 per gallon in 2007, which compares to averages of $1.83 per gallon in 2006 and $1.69 per gallon in 2005. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise margins. Finally, the higher cost of fuel has also resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.

The cost of natural gas used for fuel in our Tyler refinery has also shown historic volatility. Our average cost of natural gas increased to $7.12 per million British Thermal Units (“MMBTU”) in 2007 from $6.89 per million MMBTU in 2006 and decreased from $10.13 per MMBTU in 2005.

As part of our overall business strategy, management determines, based on the market and other factors, whether to maintain, increase or decrease inventory levels of crude or other intermediate feedstocks. At the end of 2007, we reduced certain of our crude and feedstock inventories.

Factors Affecting Comparability

The comparability of our results of operations for the year ended December 31, 2007 compared to the years ended December 31, 2006 and 2005 was affected by the following factors:

•	the completion of several acquisitions in 2005 through 2007 including: the purchase of the Tyler refinery in April 2005; the purchase of 21 retail fuel and convenience stores, a network of four wholesale operators, four undeveloped properties and inventory from BP in December 2005 (the “BP stores”); the purchase of 43 retail fuel and convenience stores in Georgia and Tennessee from Fast Petroleum, Inc., in July 2006 (the “Fast stores”), the commencement of marketing operations in August 2006 in conjunction with the purchase of refined petroleum product terminals, seven pipelines and storage tanks from Pride Companies, L.P. (the “Pride assets”); the purchase of 107 retail fuel and convenience stores from Calfee Company of Dalton, Inc. in April 2007 (the “Calfee stores”); and the purchase from existing shareholders of a 34.6% minority interest equity investment in Lion Oil Company in August and September 2007 .

•	a scheduled turnaround at our Tyler refinery that was started and completed in December 2005;

•	the receipt of approximately $166.9 million in proceeds from an initial public offering of our stock in May 2006, after payment of offering expenses and underwriting discounts and commissions;

•	repayment of $42.5 million of related party debt in May 2006;

•	the adoption of SFAS No. 123(R), Share-Based Payment in January 2006;

•	an increase in general and administrative expenses in 2006 and 2007 compared to 2005 due to the costs of operating as a public company and the associated regulatory environment;

•	the completion of the distillate desulfurization unit at our Tyler refinery in 2006 which allowed for accelerated tax depreciation and generated specific federal tax credits that significantly reduced our effective income tax rate in 2007; and

•	continued optimization of the refinery operation in 2007 allowed us to run over 4,149 barrels per day of west Texas sour (“WTS”) crude oil resulting in additional margin in 2007 on that lower-priced feedstock, whereas we were not running any WTS crude oil in 2006 and 2005.

Results of Operations

Consolidated Results of Operation — Comparison of the Year Ended December 31, 2007 versus the Year Ended December 31, 2006

In the fiscal years ended December 31, 2007 and 2006, we generated net sales of $4,097.1 million and $3,216.1 million, respectively. The increase in net sales was primarily due to an increase of $405.0 million in sales from the new marketing segment which initiated operations in the third quarter of 2006. Further contributing to the $881.0 million increase in net sales, $196.2 million was due to the Calfee stores acquired in April 2007 and $87.2 million was due to the Fast stores acquired in July 2006. The remaining increase resulted from higher average sales prices in both our refining and retail segments which was partially offset by lower sales volume at the refinery due to weather-related power outages, mid-cycle maintenance and optimization of production during 2007.

Cost of goods sold was $3,632.5 million in 2007 compared to $2,824.4 million in 2006, an increase of $808.1 million or 28.6%. Of this total increase, $380.9 million resulted from the inclusion of the marketing segment costs, $169.5 million was due to the inclusion of the Calfee stores acquired and $78.6 million was due to the inclusion of the Fast stores acquired. The cost of crude oil increased 9.3% from an average of $72.44 per barrel in 2007 compared to $66.27 per barrel in 2006.

Operating expenses were $220.5 million in 2007 compared to $175.5 million in 2006, an increase of $45.1 million or 25.7%. This increase was primarily driven by the retail segment, including an increase of $21.2 million related to acquiring the Calfee stores in April 2007 and $6.1 million related to acquiring the Fast stores in July 2006. The remaining increase was primarily due to a continuing increase in credit card expense, resulting from both increased customer usage and interchange fees. In the refining segment, we incurred additional costs of $10.4 million primarily for maintenance-related expenditures, additional environmental expenses and increased chemical costs. The new marketing segment also contributed $0.7 million to the increased expenses.

General and administrative expenses were $54.6 million in 2007 compared to $38.2 million in 2006, an increase of $16.4 million, or 42.9%. We do not allocate general and administrative expenses to our operating segments. The overall increase was primarily due to the addition of personnel, professional support and contractors as a result of the acquisition of the Calfee and Fast stores, the new marketing segment, a $0.9 million increase in stock compensation expense, a $1.3 million increase in property taxes and the costs associated with being a public company, including our efforts related to meeting the requirement to certify compliance with the internal control provisions of Sarbanes-Oxley for the fiscal year ended December 31, 2007. We also incurred additional costs associated with potential acquisitions which we determined we will no longer pursue.

Depreciation and amortization was $33.1 million in 2007 compared to $22.8 million in 2006. This increase was primarily due to the inclusion of depreciation expense associated with the Calfee stores acquired in April 2007 and the inclusion of a full year of depreciation expense associated with the new marketing segment initiated in August 2006 and the Fast stores acquired in July 2006 as well as depreciation expense associated with several large capital projects in the refining segment, including the distillate desulfurization unit and the sulfur recovery unit placed in service at the refinery in September 2006.

Interest expense was $30.6 million in 2007 compared to $24.2 million in 2006, an increase of $6.4 million. This increase was primarily due to increased indebtedness in connection with the acquisitions of the Calfee and Fast stores and the start-up of the marketing segment. Interest income was $9.3 million in 2007 compared to $7.2 million in 2006, an increase of $2.1 million. This increase was due primarily to higher cash and short-term investment balances as a result of the refinery segment’s favorable cash flow as well as the proceeds received from our initial public offering in May 2006. In addition, we had interest expense of $1.0 million in 2006 with no comparable expense in 2007 which was associated with related party notes payable that were repaid in connection with our initial public offering in May 2006.

Loss from equity method investment were $0.8 million in 2007 and relate to our proportionate share of loss from Lion Oil since the acquisition date of $0.6 million and $0.2 million of depreciation expense related to the fair value differential for property, plant and equipment determined at the acquisition date. We acquired a 28.4% ownership interest in August 2007 and purchased an additional 6.2% ownership interest in September 2007 for a combined total ownership interest of 34.6%.

Other operating expenses, net, were $2.4 million in 2007 compared to $0.2 million in 2006. In 2007, we recognized a $2.4 million loss associated with the change in the fair market value of our interest rate derivatives as compared to a nominal loss of less than $0.1 million in 2006.

Income tax expense was $35.6 million in 2007 compared to $44.0 million in 2006, a decrease of $8.4 million. This decrease primarily resulted from approximately $12.7 million in federal tax credit earned as a result of our production of ultra low sulfur diesel fuel, which we began producing in the third quarter of 2006. In 2006, this federal tax credit was approximately $4.3 million. We also benefit from federal tax incentives related to our refinery operations that reduce our effective tax rate from the statutory rate of 35%, including a deduction earned for being a domestic manufacturer. Deductions related to our qualifying domestic production activity approximate $6.3 million in 2007 compared to $2.0 million in 2006. These items contributed to our effective tax rate reducing to 27.0% in 2007 compared to 32.1% in 2006.

Consolidated Results of Operation — Comparison of the Year Ended December 31, 2006 versus the Year Ended December 31, 2005

In the fiscal years ended December 31, 2006 and 2005, we generated net sales of $3,216.1 million and $2,031.9 million, respectively. The increase in net sales was primarily due to the inclusion of a full year of sales from the Tyler refinery and BP stores which were acquired in 2005, and the contribution from the acquisitions of the Fast stores and the Pride assets in the third quarter of 2006.

Of the $1,184.2 million increase in net sales, $611.6 million resulted from the inclusion of a full year of sales from acquisitions completed in 2005, $284.6 million of the increase was due to acquisitions completed during 2006, and the remaining increase resulted from an 8.9% increase in barrels sold per day at our refinery and higher average retail fuel prices and merchandise sales at our convenience stores.

Cost of goods sold was $2,824.4 million in 2006, compared to $1,730.1 million in 2005, an increase of $1,094.3 million or 63.3%. Of this total increase, $527.7 million resulted from the inclusion of a full year of sales from acquisitions made in 2005, $275.2 million of the increase was due to acquisitions completed during 2006, and the remaining increase was due to higher costs of crude in our refining segment and higher costs of fuel in our retail segment.

Operating expenses were $175.5 million in 2006 compared to $134.6 million in 2005, an increase of $40.8 million or 30.3%. Of this increase, $30.6 million resulted from the inclusion of a full year of sales from acquisitions made in 2005 and $5.3 million was due to acquisitions completed during 2006. Also contributing to the higher operating expenses were credit card expenses at our retail segment, which increased nearly $1.8 million over 2005 as a result of higher credit card transaction amounts due primarily to higher fuel prices, as well as increases in interchange fees charged by several credit card providers.

General and administrative expenses were $38.2 million in 2006 compared to $23.5 million in 2005, an increase of $14.7 million or 62.6%. We do not allocate general and administrative expenses to our operating segments. The overall increase was primarily due to recognition of share-based compensation associated with the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), additional bonuses associated with our initial public offering activity, increases in personnel, professional support and contractors as a result of being a public company and our efforts with Sarbanes Oxley compliance, consulting costs associated with several projects at the refinery and an increase in accrued liability related to general liability insurance.

Depreciation and amortization was $22.8 million in 2006 compared to $16.1 million in 2005. This increase was primarily due to the inclusion of a full year of depreciation expense associated with the refinery compared to eight months of expense in 2005, the BP stores acquired during 2005 and the Fast stores acquired in July 2006 which have no comparative depreciation in 2005.

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

Interest expense was $24.2 million in 2006 compared to $17.4 million in 2005, an increase of $6.8 million. This increase was due to increased indebtedness associated with the acquisitions completed in 2006, a full year of interest associated with acquisitions completed in 2005 and higher short-term interest rates. Interest income was $7.2 million for 2006 compared to $2.1 million for 2005, an increase of $5.1 million. This increase was due primarily to higher cash and short-term investment balances as a result of the refinery’s favorable operations, as well as the proceeds received from our initial public offering in May 2006. Interest expense from related party notes payable for 2006 decreased to $1.0 million from $3.0 million in 2005. This decrease was due largely to the payment of all related party debt from proceeds received in our initial public offering in May 2006.

Other operating expenses, net, were $0.2 million in 2006 and $2.5 million in 2005. In 2006, we recorded a $0.2 million expense in connection with guarantee fees payable to Delek Group Ltd. relating primarily to the guaranty of a portion of our debt incurred in connection with the acquisition of the Tyler refinery, compared to $0.6 million expense in 2005. These guarantees were eliminated during the second quarter of 2006. During the second quarter of 2005, we wrote off $3.5 million of deferred financing costs associated with the refinancing of a portion of our long-term debt. In 2006, we recognized only a nominal loss in the fair market value of our interest rate derivatives as compared to a $1.5 million gain for 2005.

Income tax expense was $44.0 million in 2006, compared to $34.9 million in 2005, an increase of $9.1 million. This increase primarily resulted from our higher taxable income in 2006 compared to 2005. Our effective tax rate was 32.1% for 2006, compared to 35.1% for 2005. Therefore, the increase in pre-tax income was partially offset by a decrease in our effective rate.

In 2006, we benefited from other tax incentives relating to our refinery operations. Substantially all of our refinery operations are conducted through a Texas limited partnership, which is not subject to Texas franchise tax. The limited partnership’s 0.1% general partner was subject to Texas franchise tax on its 0.1% share of refining operations. Additionally, all other Texas activity, including the marketing segment, has occurred in a limited partnership entity, also not subject to Texas franchise tax. Accordingly, the effective tax rate applicable to the refining and marketing segments is the federal tax rate plus a nominal amount of state franchise tax. Consequently, our consolidated effective tax rate was reduced by their proportionate contribution to our consolidated pretax earnings. We benefited from other tax incentives related to its refinery operations. Specifically, we were entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, we were entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items further reduced our effective federal tax rate.

Operating Segments

We review operating results in three reportable segments: refining, marketing and retail. Our company was initially formed in May 2001 with the acquisition of 198 retail fuel and convenience stores from Williams Express, Inc., a subsidiary of The Williams Companies Inc. The refining segment was created in April 2005 with the acquisition of the Tyler refinery. Effective August 1, 2006, we added a third segment, marketing, to track the activity associated with the sales of refined products on a wholesale basis.

Refining Segment

The table below sets forth information concerning our refinery segment operations for 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

Days operated in period	365	365	247
Total sales volume (average barrels per day)(1)	54,282	56,074	51,096
Products manufactured (average barrels per day):
Gasoline	29,660	30,163	26,927
Diesel/jet	20,010	21,816	20,779
Petrochemicals, LPG, NGLs	2,142	2,280	2,218
Other	2,848	2,324	1,684

Total production	54,660	56,583	51,608

Refinery throughput (average barrels per day):
Crude oil	53,860	55,998	51,906
Other feedstocks	2,303	2,130	1,244

Total refinery throughput	56,163	58,128	53,150

Per barrel of sales:
Refining operating margin(1)	$11.82	$11.00	$12.42
Refining operating margin excluding intercompany marketing fees(1)	12.56	11.16	12.42
Direct cash operating expenses(1)	4.15	3.51	3.76
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$72.44	$66.27	$59.39
U.S. Gulf Coast 5-3-2 crack spread (per barrel)	13.04	10.16	12.19
U.S. Gulf Coast unleaded gasoline (per gallon)	2.05	1.83	1.69
Low sulfur diesel (per gallon)	2.11	2.00	1.72
Ultra low sulfur diesel (per gallon)	2.14	—	—
Natural gas (per MMBTU)	7.12	6.89	10.13

(1)	Refinery segment operating results reflect certain reclassifications made to conform prior year balances to current year financial statement presentation. Sales of intermediate feedstock sales have been reclassified to net sales which had previously been presented on a net basis in cost of goods sold. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

Refining Segment Operational Comparison Of The Year Ended December 31, 2007 versus the Year Ended December 31, 2006

In the fiscal years ended December 31, 2007 and 2006, net sales for the refining segment were $1,694.3 million and $1,598.6 million, respectively, an increase of $95.7 million, or 6.0%. Total sales volume for 2007 averaged 54,282 barrels per day compared to 56,074 barrels per day in 2006. Our sales volume was negatively impacted by weather related power outages in the summer of 2007 as well as unplanned maintenance interruptions at the Tyler refinery which caused temporary product outages at the Tyler terminal. The average sales price was $85.52 per barrel in 2007 compared to $78.11 per barrel in 2006.

Cost of goods sold for our refining segment in 2007 was $1,460.2 million compared to $1,373.5 million in 2006, an increase of $86.7 million. This cost increase resulted from higher crude oil costs, partially offset by the reduction in sales volume. The average cost per barrel was $73.70 in 2007 compared to $67.11 in 2006.

In conjunction with the acquisition of the Pride assets and the formation of our marketing segment effective August 1, 2006, our refining segment entered into a service agreement with our marketing segment on October 1, 2006, which among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This service agreement lowered the margin achieved by our refining segment in 2007 by $0.74 per barrel to $11.82 per barrel. Without this fee, the refining segment would have achieved a refining operating margin of $12.56 per barrel in 2007 compared to $11.16 per barrel in 2006. We eliminate this intercompany fee in consolidation.

Operating expenses were $82.2 million in 2007, or $4.15 per barrel sold, compared to $71.8 million in 2006, or $3.51 per barrel sold. The increase in operating expense primarily resulted from a $4.0 million increase in maintenance costs, a $3.3 million increase in environmental expenses and a $1.9 million increase in chemical usage related to operations, partially offset by the decrease in sales volume of 1,792 average barrels per day and a decrease in utility expense resulting from more favorable rates in 2007 compared to 2006. The increase in maintenance costs resulted from unplanned maintenance events in 2007 including power outages experienced prior to the commencement of operation of the 138kV power substation and costs related to the repair of a 300,000 barrel crude oil tank.

Contribution margin for the refining segment in 2007 was $151.9 million, or 62.2% of our consolidated contribution margin.

Refining Segment Operational Comparison Of The Year Ended December 31, 2006 versus the Year Ended December 31, 2005

In the fiscal years ended December 31, 2006 and 2005, net sales were $1,598.6 million and $930.5 million, respectively, an increase of $668.1 million or 71.8%. Of this total increase, $507.4 million resulted from the inclusion of a full year of sales from the Tyler refinery compared to only eight months in 2005. Additionally, total sales volume for 2006 averaged 56,074 barrels per day compared to 51,096 barrels per day for the eight months we operated the refinery in 2005, an increase of 4,978 average barrels per day or 8.9%. Average sales price per barrel rose to $78.11 per barrel for 2006 compared to $73.80 per barrel in 2005, an increase of 5.8%.

Cost of goods sold for our refining segment in 2006 was $1,373.5 million compared to $774.9 million for the period from April 29, 2005 through December 31, 2005. Of this increase, $436.0 million resulted from the inclusion of a full year of cost of goods sold from the refinery compared to only eight months in 2005. The remaining cost increase was due to an 8.9% increase in average barrels sold per day and a 9.8% increase in crude and feedstock cost per barrel in 2006 compared to the average barrels sold and cost per barrel for the eight months we operated the refinery in the same period in 2005.

The service agreement between the refining and marketing segments lowered the refining margin achieved by our refining segment by $0.16 per barrel in 2006 to $11.00 per barrel. Without this fee, the refining segment would have achieved a refining operating margin of $11.16 per barrel in 2006 compared to $12.42 per barrel for the period operated in 2005. We eliminate this intercompany fee in consolidation.

Operating expenses were $71.8 million for 2006, or $3.51 per barrel sold, compared to $47.3 million for the period of April 29, 2005 through December 31, 2005, or $3.76 per barrel sold. The reduction in operating expense per barrel was primarily due to lower natural gas costs which averaged $6.89 per MMBTU in 2006 compared to $10.13 per MMBTU during the time we operated the refinery in 2005.

Contribution margin for the refining segment in 2006 was $153.2 million, or 70.9% of our consolidated segment contribution margin.

Marketing Segment

We initiated operations in our marketing segment effective August 1, 2006 with the acquisition of the Pride assets. In this segment, we sell refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals.

The table below sets forth certain information concerning our marketing segment for the full year ended December 31, 2007 and for the period since its formation on August 1, 2006 through December 31, 2006:

		For the Period
		August 1, 2006
	Year Ended	Through
	December 31,	December 31,
	2007	2006

Days operated in period	365	153
Total sales volume (average barrels per day)	17,923	17,758
Products sold (average barrels per day):
Gasoline	8,166	8,129
Diesel/jet	9,651	9,568
Other	106	61

Total sales	17,923	17,758

Direct operating expenses (per barrel of sales)	$0.15	$0.12

Marketing Segment Operational Comparison Of The Year Ended December 31, 2007 versus the Year Ended December 31, 2006

Net sales for the marketing segment were $626.6 million in 2007. Net sales for the marketing segment were $221.6 million for the period from August 1, 2006 through December 31, 2006. Total sales volume averaged 17,923 barrels per day in 2007 and 17,758 barrels per day in the 2006 period. Net sales included $14.7 million of service fees paid by our refining segment to our marketing segment in 2007 and $3.4 million paid during the 2006 period. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing marketing, sales and customer support services.

Cost of goods sold was $596.9 million in 2007, or $91.24 per barrel sold of $91.24. Cost of goods sold was $216.0 million in the 2006 period, or $79.49 per barrel sold. Average gross margin was $4.54 and $2.06 per barrel in 2007 and the 2006 period, respectively. We recognized a gain in 2007 of $0.6 million and a loss of $1.3 million in the 2006 period associated with the settlement of nomination differences under long-term purchase contracts. In the 2006 period, we also incurred a loss of $2.7 million associated with the purchase of initial inventory which required payment at a spot price rather than more favorable terms under our long-term purchase contracts, and which then had an immediate drop in market value prior to the ultimate sale of such inventory.

Operating expenses in the marketing segment were $1.0 million in 2007 and $0.3 million in the 2006 period. These costs primarily relate to salaries, utilities and insurance costs.

Contribution margin for the marketing segment in 2007 was $28.7 million, or 11.8% of our consolidated segment contribution margin.

Retail Segment

The table below sets forth information concerning our retail segment operations for the last three years:

	Year Ended December 31,
	2007	2006	2005

Number of stores (end of period)	497	394	349
Average number of stores	470	369	330
Retail fuel sales (thousands of gallons)	474,154	396,867	341,335
Average retail gallons per average number of stores (in thousands)	1,009	1,075	1,034
Retail fuel margin ($ per gallon)	$0.144	$0.145	$0.165
Merchandise sales (in millions)	$411.4	$330.5	$292.4
Merchandise margin %	31.6%	30.6%	29.8%
Credit expense (% of gross margin)	8.8%	7.8%	5.9%
Merchandise and cash over/short (% of net sales)	0.3%	0.3%	0.3%
Operating expenses/merchandise sales plus total gallons	14.9%	13.5%	13.2%

Retail Segment Operational Comparison of the Year Ended December 31, 2007 versus the Year Ended December 31, 2006

In the fiscal years ended December 31, 2007 and 2006, net sales for our retail segment were $1,775.8 million and $1,395.6 million, respectively, an increase of $380.2 million or 27.2%. Retail fuel sales, including wholesale dollars, increased 28.1% to $1,364.4 million in 2007. Merchandise sales increased 24.5% to $411.4 million in 2007.

Retail fuel sales were 474.2 million gallons in 2007 compared to 396.9 million gallons in 2006. The increase in retail fuel sales was primarily due to the acquisition of the Calfee stores in May 2007 and the Fast stores in July 2006. The inclusion of the Calfee and Fast stores increased fuel gallons sold by 72.8 million. Same store fuel gallons sold were flat in 2007 when compared to 2006. Retail fuel sales price increased 8.4%, or $0.21 per gallon, to an average price of $2.70 per gallon in 2007 from an average price of $2.49 per gallon in 2006.

The increase in merchandise sales was primarily due to a $74.6 million increase in merchandise sales resulting from the inclusion of the Calfee stores and a full year of merchandise sales from the Fast stores. Our comparable store merchandise sales increased by 1.1%.

We continue to develop our private label product offerings which currently include water, soft drinks, sandwiches, motor oil, automatic transmission fluid and bag candy. In 2007, private label merchandise sales represented 1.4% of total retail segment merchandise sales compared to 1.1% of total retail segment merchandise sales in 2006. Private label water represented 39.9% of the water subcategory, private label soda represented 3.1% of the soft drink category, automotive products represented 29.9% of the automotive subcategory and candy represented 4.1% of the candy category in 2007. The percentages for water and automotive subcategories can be presented as a percentage of subcategories due to our scanning-out initiatives completed in 2006.

Cost of goods sold for our retail segment increased 27.6% to $1,575.4 million in 2007 from $1,234.9 million in 2006. This increase was primarily due to the inclusion of the Calfee and Fast stores acquired which increased cost of goods sold $248.1 million and resulted in an 8.9% increase in average retail fuel costs.

Operating expenses were $136.8 million in 2007, an increase of $34.0 million, or 33.1%. This increase was primarily due to $27.3 million operating costs from the inclusion of the Calfee and Fast stores, higher utility and maintenance expenses in our existing stores, as well as a continuing increase in credit card expense. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 14.9% in 2007 from 13.5% in 2006.

Contribution margin for the retail segment in 2007 was $63.6 million, or 26.1% of our consolidated contribution margin.

Retail Segment Operational Comparison of the Year Ended December 31, 2006 versus the Year Ended December 31, 2005

In the fiscal years ended December 31, 2006 and 2005, respectively, net sales for our retail segment were $1,395.6 million and $1,101.0 million, respectively, an increase of $294.6 million or 26.8%. This increase was primarily due to a 12.8% increase in average retail fuel prices, inclusion of a full year of operations of BP stores acquired in 2005, net sales from the acquisition of the Fast stores in the third quarter of 2006 and a 2.9% increase in comparable store merchandise sales.

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

Contribution margin for the retail segment in 2006 was $57.7 million, or 26.7% of our consolidated contribution margin.

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

Additional capital may be required in order to consummate significant acquisitions. We will likely seek these additional funds from a variety of sources, including public or private debt and stock offerings, and borrowings under credit lines or other sources. There can be no assurance that we will be able to raise additional funds on favorable terms or at all.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Cash Flow Data:
Cash flows provided by operating activities	$179.9	$110.2	$148.7
Cash flows used in investing activities	(222.7)	(251.4)	(162.3)
Cash flows provided by financing activities	45.5	180.2	54.1

Net increase in cash and cash equivalents	$2.7	$39.0	$40.5

Cash Flows from Operating Activities

Net cash provided by operating activities was $179.9 for 2007 compared to $110.2 million for 2006 and $148.7 million for 2005. The increase in cash flows from operations in 2007 from 2006 was primarily due to a $67.9 million increase in accounts payable and other current liabilities as well as increased depreciation and amortization costs resulting from recent capital spending programs at our Tyler refinery and the depreciation associated with the purchase of the Calfee stores completed in the second quarter of 2007. The decrease in cash flows from operations in 2006 from 2005 was primarily due to a $24.8 million increase in inventory and other current assets and decreases in interest payable, interest payable to related parties, accrued employee costs and accrued expenses and other current liabilities. These changes were partially offset by higher net income, an increase in deferred taxes resulting from book-tax depreciation differences, and depreciation and amortization primarily as a result of the operation of the refinery for a full year. The increase in income in 2006 resulted in a corresponding increase in our income taxes payable during 2006.

Cash Flows from Investing Activities

Net cash used in investing activities was $222.7 million for 2007, compared to $251.4 million for 2006 and $162.3 million in 2005. The decrease from 2006 to 2007 was primarily due to the $75.0 million net change in purchase and sales activity associated with our short-term investments and to our acquisition costs in 2007 compared to 2006. Our short-term investments consist of market auction rate debt securities, which we purchase from time to time using excess cash on deposit.

Cash used in investing activities in 2007 includes our capital expenditures of approximately $87.7 million, of which $61.6 million was spent on projects at our refinery, $0.3 million in our marketing segment and $23.8 million in our retail segment. During 2007, we spent $38.7 million on regulatory and compliance projects at the refinery. In our retail segment, we spent $8.6 million opening three store “raze and rebuilds, ” including two in our Alabama market, and retrofitting one existing store using our next generation MAPCO Mart concept.

In 2007, we also used $163.7 million of cash in connection with the $74.6 million (including transaction costs) acquisition of the Calfee stores and the $89.1 million (including transaction costs) cash paid for the acquisition of a 34.6% equity ownership of Lion Oil.

The increase from 2005 to 2006 was partially a result of current period purchases and sales of short-term investments with a net increase in use of $20.0 million. Capital expenditures in 2006 were approximately $97.5 million, of which $74.9 million was spent on projects at our refinery, $0.2 million in our marketing segment and $22.4 million in our retail segment. During 2006, we spent $65.6 million on regulatory and compliance projects at the refinery. In our retail segment, we spent $12.3 million opening four “raze and rebuild” stores, and retrofitting one existing store using the MAPCO Mart concept. In 2006, we also reimaged the BP stores acquired in December 2005. In 2006, we also used $107.3 million of cash (including transaction costs) in connection with the acquisition of the Pride assets and the acquisition of the Fast stores.

Cash Flows from Financing Activities

Net cash provided from financing activities was $45.5 million for 2007, compared to $180.2 million for 2006 and $54.1 million during 2005. Net cash provided by financing activities in 2007 was primarily due to the $65.0 million in proceeds received from the issuance of debt that funded a portion of the Calfee acquisition. We also had net proceeds from our revolving credit facilities of $4.6 million and $7.7 million of proceeds and tax benefit associated with our stock compensation. All of these proceeds in 2007 were partially offset by dividend payments of $28.5 million.

The $65.0 million credit agreement was executed on March 30, 2007, with Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint book runner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint book runner. The credit agreement provides for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the assets of Calfee Company of Dalton, Inc. and affiliates, and to pay related acquisition transaction costs and expenses in April 2007. The loans become due on March 30, 2009 and bear interest, at Delek’s election in accordance with the terms of the credit agreement, at either a Base Rate or Eurodollar rate, plus in each case, an applicable margin of initially 1% in respect of Base Rate loans, and 2% in respect of Eurodollar loans, which applicable margin is subject to increase depending on the number of days the loan remains outstanding.

The increase in cash provided from financing activities from 2005 to 2006 was primarily due to our initial public offering completed on May 9, 2006. We received approximately $166.9 million in net proceeds from the initial public offering after payment of underwriting discounts and commissions and offering expenses. Cash used in financing activities primarily included the repayment of two related party notes totaling $42.5 million. We fully repaid the $25.0 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Fuel, which bore interest at a rate of 6.3% per year and had a maturity date of April 27, 2008; and we fully repaid the $17.5 million outstanding principal, plus accrued interest to the date of repayment, under the promissory note payable to Delek Group, which bore interest at a rate of 7.0% per year and had a maturity date of April 27, 2010.

On May 23, 2006, we refinanced $30.0 million of existing promissory notes with a new $30.0 million promissory note in favor of Israel Discount Bank of New York. The proceeds of this note were used to repay the outstanding $10.0 million of indebtedness under the Bank Leumi note due April 27, 2007 and to refinance the $20.0 million outstanding principal indebtedness under the previous note with Israel Discount Bank of New York due April 30, 2007. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.00% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by Delek with the first interest payment due on November 26, 2006. In connection with this refinancing, the Delek Group guaranty made to Israel Discount Bank of New York and Bank Leumi U.S. on Delek’s behalf and the associated obligation of Delek to pay a guaranty fee to Delek Group for such guaranty terminated.

On July 14, 2006, in connection with the Fast stores acquisition discussed in Note 3 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K, Delek amended its Senior Secured Credit Facility Revolver increase commitment amounts by an additional $50.0 million for a total commitment under the Senior Secured Credit Facility Revolver of $120.0 million.

On July 27, 2006, Delek executed a $30.0 million promissory note in favor of Bank Leumi U.S. The proceeds of this note were used to fund a portion of the acquisition of the Pride assets and its working capital needs discussed in Note 3 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, in the Annual Report on Form 10-K. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days as selected by Delek.

In conjunction with the acquisition of the Pride assets discussed in Note 3 of our consolidated financial statements included in Item 8 of the Annual Report on Form 10-K, on July 31, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this revolver were used to fund the working capital needs of a new Delek subsidiary, Delek Marketing and Supply, L.P.

The Fifth Third revolver initially matured on July 30, 2007, but on July 27, 2007 the maturity was extended until January 31, 2008. On December 19, 2007, we amended and restated our existing revolving credit facility. The amended and restated agreement among other things, increased the size of the facility from $50.0 to $75.0 million, including a $25.0 million sub-limit for letters of credit and extended the maturity of the facility to December 19, 2012. The revolver bears interest at our election, at either (x) a spread of 1.5% to 2.5%, as determined by a leverage-based pricing matrix over the LIBOR for the applicable interest period or (y) a spread of 0.0% to 1.0%, as determined by the same matrix, over Fifth Third’s base rate.

Cash Position and Indebtedness

As of December 31, 2007, our total cash and cash equivalents were approximately $104.3 million, investment grade short-term investments totaled $45.5 million and we had total indebtedness of approximately $355.2 million. Borrowing availability under our three revolving credit facilities was approximately $189.6 million and we had a total face value of letters of credit outstanding of $171.6 million.

A summary of our total indebtedness as of December 31, 2007 is shown below:

December 31,
2007
(In millions)

Senior secured credit facility — term loan	$145.6
Senior secured credit facility — revolver	49.0
SunTrust ABL revolver	—
Fifth Third revolver	34.3
Lehman note	65.0
Promissory notes	60.0
Capital lease obligations	1.3

355.2
Less: Current portion of long-term debt and capital lease obligations	10.8

Total long-term debt	$344.4

Senior Secured Credit Facility

The senior secured credit facility consists of a $120.0 million revolving credit facility and $165.0 million term loan facility which has $145.6 million outstanding. Borrowings under the senior secured credit facility are secured by substantially all the assets of MAPCO Express, Inc. and its subsidiaries. Letters of credit outstanding under the facility totaled $15.1 million as of December 31, 2007. The senior secured credit facility term loan requires quarterly principal payments of approximately 0.25% of the principal balance through March 31, 2011 and a balloon payment of approximately 94.25% of the principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $15.6 million in April 2006 and expect to make another payment of $9.1 million in March 2008. The senior secured credit facility revolver is payable in full upon maturity on April 28, 2010 with periodic interest repayment requirements. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan. Interest is payable quarterly for Base Rate loans and for the applicable interest period on Eurodollar loans. At December 31, 2007, the weighted average borrowing rate was approximately 7.7% for the senior secured credit facility term loan and 7.5% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment available under the senior secured credit facility revolver, which as of December 31, 2007 totaled approximately $56.0 million.

We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We were in compliance with all covenant requirements as of December 31, 2007.

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

In addition, the SunTrust ABL revolver supports our issuances of letters of credit used primarily in connection with the purchases of crude oil for use in our refinery that at no time may exceed the aggregate borrowing capacity available under the SunTrust ABL revolver. As of December 31, 2007, we had no outstanding borrowings under the agreement but had letters of credit outstanding totaling approximately $154.5 million. Excess collateral capacity under the SunTrust ABL revolver as of December 31, 2007 was $93.0 million.

The SunTrust ABL revolver contains a negative covenant that prohibits us from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against the property, plant and equipment of the refinery, subject to customary exceptions for certain permitted liens.

Under the SunTrust ABL revolver, we are also subject to certain non-financial covenants and, in the event that availability under its borrowing base is less than $30.0 million on the measurement date, certain financial covenants. We were in compliance with all covenant requirements as of December 31, 2007.

Fifth Third Revolver

In conjunction with the acquisition of the Pride assets discussed herein and in Note 3 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, on July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this revolver were used to fund the working capital needs of a new subsidiary, Delek Marketing & Supply, LP. The Fifth Third revolver initially matured on July 30, 2007, but on July 27, 2007 the maturity was extended until January 31, 2008. On December 19, 2007, we amended and restated our existing revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $50.0 to $75.0 million, including a $25.0 million sub-limit for letters of credit, and extended the maturity of the facility to December 19, 2012. The revolver bears interest at our election, at either, (x) a spread of 1.5% to 2.5%, as determined by a leverage-based pricing matrix over the LIBOR for the applicable interest period or (y) a spread of 0.0% to 1.0%, as determined by the same matrix, over Fifth Third’s base rate. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply LP. As of December 31, 2007, the weighted average borrowing rate for amounts borrowed was 6.8%. Amounts available under the Fifth Third revolver as of December 31, 2007 were approximately $40.7 million. We are required to comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of December 31, 2007.

Lehman Credit Agreement

On March 30, 2007, Delek entered into a credit agreement with Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint book runner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint book runner. The credit agreement provides for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the assets of Calfee Company of Dalton, Inc. and affiliates, and to pay related costs and expenses in April 2007. The loans become due on March 30, 2009 and bear interest, at Delek’s election in accordance with the terms of the credit agreement, at either a Base Rate or Eurodollar rate, plus in each case, an applicable margin of initially 1% in respect of Base Rate loans, and 2% in respect of Eurodollar loans, which applicable margin is subject to increase depending on the number of days the loan remains outstanding. Interest is payable quarterly for Base Rate loans and for the applicable interest period for Eurodollar loans. As of December 31, 2007, the weighted average borrowing rate was 7.7%. In connection with the execution of this agreement, Delek incurred and capitalized $0.8 million in deferred financing costs that will be amortized over the term of the facility.

We are required to comply with certain financial and non-financial covenants under this credit agreement. We were in compliance with all covenant requirements as of December 31, 2007.

Promissory Notes

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (the “IDB Note”). The proceeds of this note were used to repay the existing promissory notes in favor of Israel Discount Bank and Bank Leumi US. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.0% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by us. As of December 31, 2007, the weighted average borrowing rate for amounts borrowed under the IDB Note was 6.9%.

On July 27, 2006, we executed a $30.0 million promissory note in favor of Bank Leumi US. The proceeds of this note were used to fund a portion of the acquisition of the Pride assets and its working capital needs. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days. As of December 31, 2007, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 6.9%.

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for 2007 were $87.7 million, of which $61.6 million was spent in our refining segment, $0.3 million in our marketing segment, $23.8 million was spent in our retail segment and $2.0 million was spent at the Delek US level. Our capital expenditure budget is approximately $150.5 million for 2008. The following table summarizes our actual capital expenditures for 2007 and planned capital expenditures for 2008 by operating segment and major category (in millions):

	Year Ended December 31,
	2008 Budget	2007 Actual

Refining:
Sustaining maintenance	$17.5	$5.2
Regulatory	48.3	38.7
Discretionary projects	59.2	17.7

Refining segment total	125.0	61.6

Marketing:
Sustaining maintenance	0.3	0.3
Discretionary projects	0.7	—

Marketing segment total	1.0	0.3

Retail:
Sustaining maintenance	4.0	6.6
Store enhancements	3.5	8.6
Re-image/builds	17.0	8.6

Retail segment total	24.5	23.8

Corporate(1)	—	2.0

Total capital spending	$150.5	$87.7

(1)	On July 23, 2007, Delek executed an amendment to the employment agreement with Mr. Yemin, President and Chief Executive Officer of Delek. Under this amendment, a new residence was purchased by Delek at a cost of approximately $2.0 million to be provided to Mr. Yemin by Delek rent-free. In addition, Mr. Yemin has the option to purchase the residence from Delek following the termination of his employment for any reason other than for cause.

In 2008, we plan to spend approximately $24.5 million in the retail segment, $17.0 million of which is expected to consist of 6 to 8 new store builds and the re-imaging of 60 to 80 of our existing stores. We spent

$8.6 million on similar projects in 2007. With respect to the refining segment, we plan to spend approximately $42.0 million in 2008 to comply with the CAA regulations requiring a reduction in sulfur content in gasoline. We spent $38.7 million on regulatory projects for the refining segment in 2007. We expect that in 2008 and 2009, the crude optimization projects will require $65.0 to complete. In addition, we plan to spend approximately $6.3 million for other environmental and regulatory projects in 2008.

The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects to the refinery. Additionally, the scope and cost of employee or contractor labor expense related with installation of that equipment could increase from our projections.

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below as of December 31, 2007, is set forth in the following table (in millions).

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total

Long term debt and capital lease obligations	$10.8	$177.1	$166.8	$0.5	$355.2
Interest(1)	23.7	29.1	7.4	—	60.2
Operating lease commitments(2)	15.5	23.6	13.8	16.7	69.6

Capital project commitments(3)	—	2.2	—	—	2.2

Total	$50.0	$232.0	$188.0	$17.2	$487.2

(1)	Includes expected payments on debt outstanding under credit facilities in place at December 31, 2007. Variable interest is calculated using December 31, 2007 rates.

(2)	Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2007.

(3)	Amounts constitute a minimum obligation that would be required as a penalty payment if a certain capital project is not completed. We have no expectation that this capital project will not be completed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of Delek. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader’s understanding, management has identified Delek’s critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some over which we may have little or no control.

LIFO Inventory

Refining segment inventory consists of crude oil, refined petroleum products and blendstocks which are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) valuation method. The LIFO method requires management to make estimates on an interim basis of the anticipated year-end inventory quantities, which could differ from actual quantities.

Delek believes the accounting estimate related to the establishment of anticipated year-end LIFO inventory is a critical accounting estimate because it requires management to make assumptions about future production rates in the refinery, the future buying patterns of our customers, as well as numerous other factors beyond our control including the economic viability of the general economy, weather conditions, the availability of imports, the marketing of competitive fuels and government regulation. The impact of changes in actual performance versus these estimates could be material to the inventories reported on our quarterly balance sheets and the results reported in our quarterly statements of operations could be material. In selecting assumed inventory levels, Delek uses historical trending of production and sales, recognition of current market indicators of future pricing and value, and new regulatory requirements which might impact inventory levels. Management’s assumptions require significant judgment because actual year-end inventory levels have fluctuated in the past and may continue to do so.

At each year-end, actual physical inventory levels are used to calculate both ending inventory balances and final cost of goods sold for the year.

Long-lived Asset Recovery

A significant portion of our total assets are long-lived assets, consisting primarily of property, plant and equipment (“PP&E”), definite-life intangibles and goodwill. Changes in technology, changes in the regulatory climate, Delek’s intended use for the assets, as well as changes in broad economic or industry factors, may cause the estimated period of use or the value of these assets to change.

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

Property and equipment of retail stores we are closing are written down to their estimated net realizable value at the time we close such stores. Changes in market demographics, competition, economic conditions and other factors can impact the operations of certain locations. Cash flows vary from year to year, and we analyze regional market, division and store operations. As a result, we identified and recorded impairment charges of $0.3 million for closed stores in 2007. In both 2007 and 2006, we turned certain locations into unbranded dealer operations. Similar changes may occur in the future that will require us to record impairment charges.

Goodwill and Potential Impairment

Goodwill is reviewed at least annually for impairment or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the operating segments to the estimated fair value of the reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions, competitive pressures on sales and margins, and other economic and industry factors beyond management’s control, an impairment charge may be required. Details of remaining goodwill balances by segment are included in Note 7 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and are incorporated herein by reference.

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

We make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, and the duration of carrying a specified product. In selecting estimates, we use historical trending of sales, market industry information and recognition of current market indicators about general economic conditions which might impact future sales. The impact of changes in actual performance versus these estimates could be material.

Environmental Expenditures

It is our policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study, and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that is dedicated to the remedial actions and that does not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed and determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized.

Changes in laws and regulations, the financial condition of state trust funds associated with environmental remediation and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

New Accounting Pronouncements

In September 2006, the FASB published SFAS No. 157, Fair Value Measurements (“SFAS 157”), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments to be measured at fair value under SFAS 133 at initial recognition and in all subsequent periods. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years although earlier application is encouraged. We plan to adopt SFAS 157 beginning January 1, 2008 and do not expect it to have a material effect on our financial position or results of operations. The FASB provided a one year deferral of the adoption of SFAS 157 for certain non-financial assets and liabilities. We have elected to defer the adoption for certain non-financial assets and liabilities as specified in FASB Staff Position No. 157-2.

In February 2007, the FASB published SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. While most of the provisions of this statement only apply to entities that elect the fair value option, the amendment to FASB Statement No. 115,

Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates and requires all entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, is irrevocable once elected, and must be applied to entire instruments rather than to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We plan to adopt this standard beginning January 1, 2008 but are not currently contemplating electing to apply it to our financial instruments. We do not expect SFAS 159 to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS No. 141(R)”). This Statement will apply to all transactions in which an entity obtains control of one or more other businesses. In general, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date as the fair value measurement point; and modifies the disclosure requirements. This Statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. We are currently evaluating the changes provided in this Statement.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which changes the classification of non-controlling interests, sometimes called a minority interest, in the consolidated financial statements. Additionally, this Statement establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. This Statement is effective January 1, 2009, and will be applied prospectively with the exception of the presentation and disclosure requirements which must be applied retrospectively. Delek has no minority interest reporting in its consolidated reporting, therefore adoption of SFAS No. 160 will not have an impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Changes in commodity prices (mainly petroleum crude oil and unleaded gasoline) and interest rates are our primary sources of market risk. When we make the decision to manage our market exposure, our objective is generally to avoid losses from negative price changes, realizing we will not obtain the benefit of positive price changes.

Commodity Price Risk

Impact of Changing Prices.  Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Major shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate large changes in the operating margin in each of our segments. Gains and losses on transactions accounted for using mark-to-market accounting are reflected in the Cost of goods sold in the Consolidated Statements of Income at each period end. Gains or losses on commodity derivative contracts accounted for as cash flow hedges are recognized in Other comprehensive income on the Consolidated Balance Sheets and ultimately, when the forecasted transactions are completed to Net sales or Cost of goods sold in the Consolidated Statements of Income.

Price Risk Management Activities.  At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. During 2007, in connection with our marketing segment’s supply contracts, we entered into certain futures contracts. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. At December 31, 2007, we had open derivative contracts representing 40,000 barrels of refined petroleum products with an unrealized net gain of $0.1 million. We did not have any commodity futures contracts during the year ended December 31, 2006.

In December 2007, in connection with our offering of renewable fuels in our retail segment markets, we entered into a series of over the counter swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade and a series of over the counter swaps based on the futures price of unleaded gasoline as quoted on the New York Mercantile Exchange. In accordance with SFAS No. 133, these swaps were designated as cash flow hedges and the change in fair value between periods has been recorded in Other comprehensive income. Any ineffectiveness in these swaps has been recorded to Other expense, net. As of December 31, 2007, we had open derivative contracts representing 11,614,500 gallons of ethanol with an unrealized net gain of $2.5 million. We also had open derivative contracts representing 11,340,000 gallons of unleaded gasoline with an unrealized net loss of $1.9 million. We did not have any commodity futures contracts designated in cash flow hedges during the year ended December 31, 2006.

We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2007, we held approximately 1.2 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $57.31 per barrel. Replacement cost (FIFO) exceeded carrying value of LIFO costs by $47.6 million. We refer to this excess as our LIFO reserve.

Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $353.9 million as of December 31, 2007. We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with SFAS 133, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments decreased by $2.4 million for the year ending December 31, 2007 and changed by an immaterial amount for the year ended December 31, 2006. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of December 31, 2007 would be to change interest expense by $3.5 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of December 31, 2007, we had interest rate cap agreements in place representing $98.8 million in notional value with various settlement dates, the latest of which expires in July 2010. These interest rate caps range from 3.50% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.50% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was $1.0 million as of December 31, 2007.

The types of instruments used in our hedging and trading activities described above include swaps, and futures. Our positions in derivative commodity instruments are monitored and managed on a daily basis by a risk management committee to ensure compliance with our risk management strategies which have been approved by our board of directors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Exchange Act that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

i. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and Board of Directors; and

iii. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment, management determined that, at December 31, 2007, we maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report, which is included in the section beginning on page F-1.

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors will be included under “Election of Directors” in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 2, 2008 (the “Definitive Proxy Statement”), and is incorporated herein by reference. Information regarding executive officers will be included under “Management” in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under “Corporate Governance” in the Definitive Proxy Statement and is incorporated herein by reference.

Our Board Governance Guidelines, our charters for our Audit and Compensation Committees and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekUS.com and a copy will be mailed upon request to Investor Relations, Delek US Holdings, Inc. or ir@delekus.com. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on our website, at www.DelekUS.com under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included under “Executive Compensation” and “Corporate Governance” in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under “Certain Relationships and Related Transactions,” “Election of Directors” and “Corporate Governance” in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included under “Relationship with Independent Auditors” in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Certain Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements

2. Exhibits — See below

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1*	Employment Agreement, dated as of May 1, 2004, by and between MAPCO Express, Inc., Uzi Yemin and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(a)*	Amendment No. 1 to Employment Agreement, dated as of October 31, 2005 and effective as of September 15, 2005, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(b)*	Amendment No. 2 to Employment Agreement, dated as of February 1, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(c)*	Amendment No. 3 to Employment Agreement, dated as of April 17, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1(d)*	Amendment No. 4 to Employment Agreement, dated as of November 13, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(d) to the Company’s Form 10-K filed on March 20, 2007)
10	.1(e)*	Amendment No. 5 dated July 23, 2007 to Employment Agreement by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2007)
10	.2*	Amended and Restated Consulting Agreement, dated as of April 11, 2006, by and between Greenfeld-Energy Consulting, Ltd. and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10	.3*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.4		Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.5+	RPC Agreement, dated as of May 30, 2001, by and between Williams Refining & Marketing, LLC and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.5(a)	Assignment and Assumption Agreement effective as of March 3, 2003, by and between Williams Refining & Marketing, LLC, Williams Generating Memphis, LLC, Williams Memphis Terminal, Inc., and Williams Petroleum Pipeline Systems, Inc. and The Premcor Refining Group, Inc. (incorporated by reference to Exhibit 10.6(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.5(b)	Assignment of the RPC Agreement between Williams Refining & Marketing, LLC and MAPCO Express, Inc., dated May 30, 2001, from The Premcor Refining Group, Inc. to Valero Marketing and Supply Company, effective December 1, 2005 (incorporated by reference to Exhibit 10.6(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10.6		Amended and Restated Credit Agreement, dated as of April 28, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several lenders from time to time party to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6(a)	First Amendment to Amended and Restated Credit Agreement, dated as of August 18, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6(b)	Second Amendment to Amended and Restated Credit Agreement, dated as of October 11, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6(c)	Third Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6(d)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 18, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(d) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.6(e)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 11, 2006)

Exhibit No.		Description

10	.6(f)	Sixth Amendment to Amended and Restated Credit Agreement entered into effective July 13, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2006)
10	.6(g)	Seventh Amendment to Amended and Restated Credit Agreement entered into effective March 30, 2007, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 15, 2007)
10.7		Amended and Restated Revolving Credit Agreement, dated as of May 2, 2005, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., the several banks and other financial institutions and lenders from time to time party thereto, SunTrust Bank, The CIT Group/Business Credit, Inc., National City Business Credit, Inc., Bank of America, N.A. and PNC Business Credit, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(a)	First Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2005, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.8(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(b)	Second Amendment to Amended and Restated Credit Agreement, dated as of October 13, 2006, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.8(b) to the Company’s Form 10-K filed on March 20, 2007)
10	.8+	Pipeline Capacity Lease Agreement, dated April 12, 1999, between La Gloria Oil and Gas Company and Scurlock Permian, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.8(a)+	One-Year Renewal of Pipeline Capacity Lease Agreement, dated December 21, 2004, between Plains Marketing, L.P., as successor to Scurlock Permian LLC, and La Gloria Oil and Gas Company (incorporated by reference to Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.8(b)+	Assignment of the Pipeline Capacity Lease Agreement, as amended and renewed on December 21, 2004, by La Gloria Oil and Gas Company to Delek Refining, Ltd. (incorporated by reference to Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.8(c)+	Amendment to One-Year Renewal of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.8(d)	Extension of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(d) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.8(e)+	Modification and Extension of Pipeline Capacity Lease Agreement, effective May 1, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(e) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.9+	Branded Jobber Contract, dated December 15, 2005, between BP Products North America, Inc. and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.10*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10	.10(a)*	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.10(b)*	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.10(c)*	Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.11		Description of Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 15, 2007)
10.12		Management and Consulting Agreement, dated as of January 1, 2006, by and between Delek Group Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10.13		Promissory Note, dated May 23, 2006, in the principal amount of $30,000,000.00, of Delek Finance, Inc., in favor of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on May 24, 2006)
10.14		Purchase and Sale Agreement, dated June 14, 2006, by and between MAPCO Express, Inc., Fast Petroleum, Inc., Worth L. Thompson, Jr., John E. Thompson, Thompson Management, Inc., Thompson Acquisitions, Inc., Thompson Investment Properties, Inc., WJET, Inc., Fast Financial Services, Inc. and Top Tier Assets LLC (incorporated by reference to Exhibit 10.1(a) to the Company’s Form 10-Q filed on August 11, 2006)
10	.14(a)	First Amendment to Purchase and Sale Agreement, made and entered into as of July 13, 2006, by and between MAPCO Express, Inc., Fast Petroleum, Inc., Worth L. Thompson, Jr., John E. Thompson, Thompson Management, Inc., Thompson Acquisitions, Inc., Thompson Investment Properties, Inc., WJET, Inc., Fast Financial Services, Inc. and Top Tier Assets LLC (incorporated by reference to Exhibit 10.1(b) to the Company’s Form 10-Q filed on August 11, 2006)
10.15		Purchase and Sale Agreement, entered into effective June 21, 2006, by and among Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.2(a) to the Company’s Form 10-Q filed on August 11, 2006)
10	.15(a)	First Amendment to Purchase and Sale Agreement, made and entered into as of July 31, 2006, by and among Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, Pride Products and Delek US Holdings, Inc. and Delek Marketing & Supply, LP. (incorporated by reference to Exhibit 10.2(b) to the Company’s Form 10-Q filed on August 11, 2006)
10.16		Credit Agreement dated July 31, 2006, by and between Delek Marketing & Supply, LP, and various financial institutions, from time to time, party to the Agreement, as Lenders, and Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2006)
10	.16(a)	First Amendment dated January 9, 2007 to the Credit Agreement dated July 31, 2006, by and between Delek Marketing & Supply, LP, and various financial institutions, from time to time, party to the Agreement, as Lenders, and Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2007)
10	.16(b)	Second Amendment dated July 27, 2007 to Credit Agreement dated July 31, 2006 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the Agreement, as Lenders, and Fifth Third Bank, as Administrative Agent, and L/C Issuer (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 9, 2007)
10	.16(c)	Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer
10.17		Promissory Note dated July 27, 2006, by and between Delek US Holdings, Inc., and Bank Leumi USA as lender (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 14, 2006)

Exhibit No.		Description

10.18		Purchase and Sale Agreement dated February 8, 2007, by and between MAPCO Express, Inc., Calfee Company of Dalton, Inc., FM Leasing, LP, FM Leasing I, LP, MF Leasing, LP, AC Stores, LP, Com-Pac Properties, LLC, Com-Pac Properties Group, LP and Favorite One Properties, LP. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2007)
10	.18(a)	First Amendment dated April 2, 2007, to the Purchase and Sale Agreement dated February 8, 2007, by and between MAPCO Express, Inc., Calfee Company of Dalton, Inc., FM Leasing, LP, FM Leasing I, LP, MF Leasing, LP, AC Stores, LP, Com-Pac Properties, LLC, Com-Pac Properties Group, LP and Favorite One Properties, LP. (incorporated by reference to Exhibit 10.2(a) to the Company’s Form 10-Q filed on May 15, 2007)
10.19		Credit Agreement dated March 30, 2007, by and between Delek US Holdings, Inc. and Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2007)
10	.19(a)	First Amendment dated August 20, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 9, 2007)
10	.19(b)	Second Amendment dated October 17, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc. as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner
10	.19(c)	Third Amendment dated December 4, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc. as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner
10	.20*	Letter Agreement dated September 1, 2004, by and between MAPCO Express, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 15, 2007)
10	.21*	Letter Agreement dated May 25, 2005, by and between MAPCO Express, Inc. and Edward A. Morgan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 15, 2007)
10	.22*	Letter Agreement dated May 25, 2005, by and between Delek Refining, Inc. and Frederec Green (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 15, 2007)
10.23		Stock Purchase Agreement dated July 12, 2007 by and between TransMontaigne, Inc. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 9, 2007)
10.24		Registration Rights Agreement dated August 22, 2007 by and between Delek US Holdings, Inc. and TransMontaigne, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 9, 2007)
10	.24(a)	Assignment and Assumption Agreement dated October 9, 2007 by and between TransMontaigne, Inc., as assignor, Morgan Stanley Capital Group, Inc., as assignee, and Delek US Holdings, Inc.
10	.25++	Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc.
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act

Exhibit No.	Description

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

++	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Edward Morgan
Edward Morgan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 3, 2008:

/s/ Ezra Uzi Yemin Ezra Uzi Yemin Director, President and Chief Executive Officer (Principal Executive Officer)	/s/ Gabriel Last* Gabriel Last Director

/s/ Asaf Bartfeld* Asaf Bartfeld Director	/s/ Carlos E. Jorda* Carlos E. Jorda Director

/s/ Zvi Greenfeld* Zvi Greenfeld Director	/s/ Philip L. Maslowe* Philip L. Maslowe Director

/s/ Charles H. Leonard* Charles H. Leonard Director

/s/ Edward Morgan Edward Morgan Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*By:	/s/ Edward Morgan
Edward Morgan
Individually and as Attorney-in-Fact

Delek US Holdings, Inc.

Consolidated Financial Statements
As of December 31, 2007 and 2006 and
For Each of the Three Years Ended December 31, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Delek US Holdings, Inc.

We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Delek US Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Delek US Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 of Delek US Holdings, Inc. and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
February 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Delek US Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek US Holdings, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
February 26, 2008

Delek US Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In millions, except par value and shares)

ASSETS
Current assets:
Cash and cash equivalents	$104.3	$101.6
Short-term investments	45.5	73.2
Accounts receivable	112.6	83.7
Inventory	130.6	120.8
Other current assets	47.0	31.3

Total current assets	440.0	410.6

Property, plant and equipment:
Property, plant and equipment	644.3	493.1
Less: accumulated depreciation	(98.2)	(68.4)

Property, plant and equipment, net	546.1	424.7

Goodwill	89.0	80.7
Other intangibles, net	11.6	12.2
Equity method investment	139.5	—
Other non-current assets	11.6	21.2

Total assets	$1,237.8	$949.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248.6	$175.5
Current portion of long-term debt and capital lease obligations	10.8	1.8
Note payable	—	19.2
Accrued expenses and other current liabilities	39.1	34.4

Total current liabilities	298.5	230.9

Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	344.4	265.6
Environmental liabilities, net of current portion	6.7	9.3
Asset retirement obligations	5.3	3.3
Deferred tax liabilities	60.3	50.5
Other non-current liabilities	10.1	7.6

Total non-current liabilities	426.8	336.3

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 53,666,570 and 51,139,869 shares issued and outstanding at December 31, 2007 and 2006, respectively	0.5	0.5
Additional paid-in capital	274.1	211.9
Accumulated other comprehensive income	0.3	—
Retained earnings	237.6	169.8

Total shareholders’ equity	512.5	382.2

Total liabilities and shareholders’ equity	$1,237.8	$949.4

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In millions, except shares and per share data)

Net sales	$4,097.1	$3,216.1	$2,031.9

Operating costs and expenses:
Cost of goods sold	3,632.5	2,824.4	1,730.1
Operating expenses	220.5	175.5	134.6
General and administrative expenses	54.6	38.2	23.5
Depreciation and amortization	33.1	22.8	16.1
Gain on disposal of assets	—	—	(1.6)
Unrealized (gain) loss on forward contract activities	(0.1)	—	9.1

Total operating costs and expenses	3,940.6	3,060.9	1,911.8

Operating income	156.5	155.2	120.1

Interest expense	30.6	24.2	17.4
Interest income	(9.3)	(7.2)	(2.1)
Interest expense to related parties	—	1.0	3.0
Loss from equity method investment	0.8	—	—
Other expenses, net	2.4	0.2	2.5

Total non-operating expenses	24.5	18.2	20.8

Income before income tax expense and cumulative effect of a change in accounting policy	132.0	137.0	99.3
Income tax expense	35.6	44.0	34.9

Income before cumulative effect of a change in accounting policy	96.4	93.0	64.4
Cumulative effect of a change in accounting policy	—	—	(0.3)

Net income	$96.4	$93.0	$64.1

Basic earnings per share:
Income before cumulative effect of a change in accounting policy	$1.85	$1.98	$1.64
Cumulative effect of change in accounting policy	—	—	(0.01)

Basic earnings per share	$1.85	$1.98	$1.63

Diluted earnings per share:
Income before cumulative effect of a change in accounting policy	$1.82	$1.94	$1.64
Cumulative effect of change in accounting policy	—	—	(0.01)

Diluted earnings per share	$1.82	$1.94	$1.63

Weighted average common shares outstanding:
Basic	52,077,893	47,077,369	39,389,869

Diluted	52,850,231	47,915,962	39,389,869

Dividends declared per common share outstanding	$0.54	$0.04	$—

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income	Earnings	Equity
	(In millions, except shares and per share data)

Balance at December 31, 2004	39,389,869	$0.4	$40.7	$—	$14.6	$55.7
Comprehensive income, net of tax:
Net income	—	—	—	—	64.1	64.1

Comprehensive income	—	—	—	—	64.1	64.1

Balance at December 31, 2005	39,389,869	0.4	40.7	—	78.7	119.8
Comprehensive income, net of tax:
Net income	—	—	—	—	93.0	93.0

Comprehensive income	—	—	—	—	93.0	93.0

Proceeds from public offering	11,500,000	0.1	166.8	—	—	166.9
Common stock dividends ($0.15 per share)	—	—	—	—	(1.9)	(1.9)
Stock-based compensation expense	—	—	2.4	—	—	2.4
Income tax benefit of stock-based compensation expense	—	—	1.5	—	—	1.5
Exercise of stock-based awards	250,000	—	0.5	—	—	0.5

Balance at December 31, 2006	51,139,869	0.5	211.9	—	169.8	382.2
Comprehensive income, net of tax:
Net income	—	—	—	—	96.4	96.4
Unrealized gain on cash flow hedges, net of deferred income tax expense of $0.2 million	—	—	—	0.3	—	0.3

Comprehensive income	—	—	—	0.3	96.4	96.7

Common stock dividends ($0.15 per share)	—	—	—	—	(28.5)	(28.5)
Stock-based compensation expense	—	—	3.3	—	—	3.3
Income tax benefit of stock-based compensation expense	—	—	3.8	—	—	3.8
Exercise of stock-based awards	610,034	—	3.9	—	—	3.9
Stock issued in connection with equity method investment	1,916,667	—	51.2	—	—	51.2
Cumulative effect of adoption of FIN 48	—	—	—	—	(0.1)	(0.1)

Balance at December 31, 2007	53,666,570	$0.5	$274.1	$0.3	$237.6	$512.5

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2007	2006	2005
	(In millions)

Cash flows from operating activities:
Net income	$96.4	$93.0	$64.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.1	22.8	16.1
Amortization of deferred financing costs	4.9	4.2	2.3
Accretion of asset retirement obligations	0.1	0.3	0.1
Deferred income taxes	10.3	22.8	8.9
Loss from equity method investment	0.8	—	—
Net loss (gain) on disposal of assets	—	—	0.4
Loss on interest rate derivative instruments	2.4	—	—
Stock-based compensation expense	3.3	2.4	—
Income tax benefit of stock-based compensation	(3.8)	(1.5)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(28.9)	(30.7)	(41.7)
Inventories and other current assets	(32.0)	(24.8)	11.1
Accounts payable and other current liabilities	91.0	23.1	88.1
Non-current assets and liabilities, net	2.3	(1.4)	(0.7)

Net cash provided by operating activities	179.9	110.2	148.7

Cash flows from investing activities:
Purchases of short-term investments	(3,214.1)	(520.2)	(26.6)
Sales of short-term investments	3,242.5	473.6	—
Purchase of equity method investment	(89.1)	—	—
Business combinations, net of cash acquired	(74.6)	(107.3)	(109.6)
Purchase of property, plant and equipment	(87.7)	(97.5)	(29.2)
Proceeds from sale of convenience store assets	0.3	—	3.1

Net cash used in investing activities	(222.7)	(251.4)	(162.3)

Cash flows from financing activities:
Net proceeds from revolvers	4.6	46.7	23.5
Proceeds from issuance of debt	65.0	60.0	215.0
Payments on debt and capital lease obligations	(2.0)	(47.4)	(187.1)
Proceeds from note payable to related parties	—	—	34.9
Payments of note payable to related parties	—	(42.5)	(21.0)
Proceeds from issuance of common stock	—	166.9	—
Proceeds from exercise of stock options	3.9	0.5	—
Income tax benefit of stock-based compensation	3.8	1.5	—
Dividends paid	(28.5)	(1.9)	—
Decrease in restricted cash	—	—	3.7
Deferred financing costs paid	(1.3)	(3.6)	(14.9)

Net cash provided by financing activities	45.5	180.2	54.1

Net increase in cash and cash equivalents	2.7	39.0	40.5
Cash and cash equivalents at the beginning of the period	101.6	62.6	22.1

Cash and cash equivalents at the end of the period	$104.3	$101.6	$62.6

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest of $2.1 million and $1.8 million in 2007 and 2006, respectively	$22.1	$19.1	$17.0

Income taxes	$34.1	$32.5	$25.8

Stock issued in connection with acquisition of equity method investment	$51.2	$—	$—

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements

1.	General

Delek US Holdings, Inc. (“Delek”, “we”, “our” or “us”) is the sole shareholder of MAPCO Express, Inc. (“Express”), MAPCO Fleet, Inc. (“Fleet”), Delek Refining, Inc. (“Refining”), Delek Finance, Inc. (“Finance”) and Delek Marketing and Supply, Inc. (“Marketing”), (collectively, the “Subsidiaries”). Delek and Express were incorporated during April 2001 in the State of Delaware. Fleet, Refining, Finance, and Marketing were incorporated in the State of Delaware during January 2004, February 2005, April 2005 and June 2006, respectively.

On May 9, 2006, we completed an initial public offering (“IPO”) of 11,500,000 shares of our common stock at a price of $16.00 per share for an aggregate offering price of approximately $184.0 million. The shares, which are listed on the New York Stock Exchange, began trading on May 4, 2006, under the symbol “DK.” All of the shares offered were primary shares sold by Delek. We received approximately $166.9 million in net proceeds from the initial public offering after payment of underwriting discounts and commissions and deduction of offering expenses. The initial public offering represented the sale by us of a 22.6% interest in Delek as of the offering date. Our remaining outstanding shares, at the close of our initial public offering, were beneficially owned by Delek Group Ltd. (Delek Group) located in Natanya, Israel.

2.	Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of Delek and its wholly-owned subsidiaries. We hold a 34.6% minority interest in Lion Oil Company, which we account for as an equity method investment. All significant intercompany transactions and account balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, marketing and retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operating terminals. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of 497 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 11.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year presentation. Sales of intermediate feedstocks, which had previously been presented on a net basis in cost of goods sold, have been reclassified to net sales. This change in presentation resulted in an increase in both net sales and cost of goods sold of $8.4 million in 2006 and had no impact in 2005.

Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expense, general and administrative expenses, and depreciation and amortization. This change in presentation resulted in a decrease in cost of goods sold totaling $2.3 million and $1.5 million in 2006 and 2005, respectively. These other expenses were increased, in total, by the same amounts. These reclassifications had no effect on net income or shareholders’ equity, as previously reported.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

Delek maintains cash and cash equivalents in accounts with large, national financial institutions rated between A+ and AA and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. These cash equivalents consist primarily of time deposits, money market investments and high-quality commercial paper.

Short-Term Investments

Short-term investments, which consist primarily of investment grade market auction rate debt securities and municipal rate bonds, are classified as “available for sale” under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2007, these securities had contractual maturities ranging from May 21, 2027 to January 1, 2037. Our stated investment policy is to sell these securities and repurchase similar securities at each auction date, which must not exceed 90 days and typically ranges from seven to 35 days. Based on our intent to continue the historical practice of adhering to this investment policy and our historical experience with these investments, we have classified these securities as short-term investments in the accompanying consolidated balance sheets. These short-term investments are carried at cost which approximates fair market value.

Due to the uncertainty in the credit markets in the second half of 2007, one of our auction rate investments had an auction that was not fully subscribed. At December 31, 2007, this A2 rated investment totaled $5.6 million. The auction failure resulted in an interest rate reset that increased the rate by 99 basis points. If this security continues to experience failed auctions or its credit ratings deteriorate, we may adjust the carrying value of this investment. Based on our ability to access cash and cash equivalents and our expected operating cash flows, we currently do not anticipate the lack of liquidity on this auction rate security to materially impact our overall liquidity.

At December 31, 2007, we also carried $0.8 million in a brokerage account.

Accounts Receivable

Accounts receivable primarily consists of receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of less than $0.1 million and $0.1 million as of December 31, 2007 and 2006, respectively.

We sell a variety of products to a diverse customer base. On a consolidated basis, there were no customers that accounted for more than 10% of net sales during the years ended December 31, 2007, 2006 and 2005.

One customer of our refinery segment accounted for 14.0% and 11.2% of the refining segment’s accounts receivable balance as of December 31, 2007 and 2006, respectively.

One credit card provider accounted for 12% of the retail segment’s total accounts receivable balance as of December 31, 2007 and a different credit card provider accounted for 12% of the total accounts receivable balance as of December 31, 2006.

Two customers accounted for approximately 23% of the marketing segment’s accounts receivable balance as of December 31, 2007 and 2006.

Inventory

Refinery inventory consists of crude oil, refined products and blendstocks which are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) valuation method. Cost of crude oil, refined

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

product and blendstock inventories in excess of market value are charged to cost of goods sold. Such changes are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover.

Marketing inventory consists of refined products which are stated at the lower of cost or market on a first-in, first-out (“FIFO”) basis.

Retail merchandise inventory consists of gasoline, diesel fuel, other petroleum products, cigarettes, beer, convenience merchandise and food service merchandise. Fuel inventories are stated at the lower of cost or market on a FIFO basis. Non-fuel inventories are stated at estimated cost as determined by the retail inventory method.

Property, Plant and Equipment

Assets acquired by Delek in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in SFAS No. 141, Business Combinations. Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management’s estimated useful lives of the assets or the remaining lease term.

Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, which are as follows:

Years

Automobiles	3-5
Computer equipment and software	3-10
Refinery turnaround costs	4
Furniture and fixtures	5-15
Retail store equipment	7-15
Asset retirement obligation assets	15-36
Refinery machinery and equipment	15-40
Petroleum and other site (“POS”) improvements	8-40
Building and building improvements	40

Property, plant and equipment and accumulated depreciation by reporting segment as of December 31, 2007 and depreciation expense by operating segment for the year ended December 31, 2007 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated

Property, plant and equipment	$196.5	$32.6	$413.2	$2.0	$644.3
Less: Accumulated depreciation	(15.0)	(2.4)	(80.8)	—	(98.2)

Property, plant and equipment, net	$181.5	$30.2	$332.4	$2.0	$546.1

Depreciation expense	$8.4	$1.7	$21.7	$—	$31.8

Other Intangible Assets

Delek has definite-life intangible assets consisting of long-term supply contracts, non-compete agreements and trademarks. The amortization periods associated with these assets are 11.5 years for the supply contracts, ten years for the non-compete agreements and four years for the trademarks.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property, Plant and Equipment and Definite Life Intangibles Impairment

Property, plant and equipment and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Delek evaluates the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, Delek assesses whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset.

Property and equipment of retail stores identified for closing are written down to their estimated net realizable value at the time such stores are closed. Delek analyzes regional market, division and store operations for changes in market demographics, competition, economic conditions and other factors, including the variability of cash flow. As a result, Delek identified and recorded impairment charges of $0.3 million for closed stores in 2007. In both 2007 and 2006, we turned certain locations. into unbranded dealer operations. Similar changes may occur in the future that will require us to record impairment

Capitalized Interest

Delek had a significant construction period associated with several capital projects in the refining segment and with the construction related to the new “prototype” stores being built in the retail segment. For the years ended December 31, 2007 and 2006, interest of $1.9 million and $1.6 million, respectively, was capitalized by the refining segment. The retail segment capitalized $0.2 million of interest, in each year. There was no interest capitalized in either segment in 2005. There was no interest capitalized by the marketing segment for the years ended December 31, 2007 and 2006.

Refinery Turnaround Costs

Refinery turnaround costs are incurred in connection with planned shutdowns and inspections of the refinery’s major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. During December 2005, we successfully completed a major turnaround covering the fluid catalytic cracking unit, sulfuric acid alkylation unit, sulfur recovery unit, amine unit and kerosene and gasoline treating units. Turnaround activities for other units are currently scheduled for the fourth quarter of 2008.

Goodwill and Potential Impairment

Goodwill is accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This statement addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment tests based on their estimated fair value. In accordance with the provisions of SFAS 142, we perform an annual review of impairment of goodwill in the fourth quarter by comparing the carrying value of the applicable reporting unit to its estimated fair value. Additionally, goodwill is tested for impairment between annual reviews if an event occurs such that it would be more likely than not that a reduction in carrying amount has occurred. If the reporting unit’s carrying amount exceeds its fair value, the impairment test must be completed by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. We do not believe any goodwill impairment exists as of December 31, 2007.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Derivatives

Delek records all derivative financial instruments, including interest rate cap agreements, fuel-related derivatives and forward contracts at estimated fair value regardless of their intended use in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted. Changes in the fair value of the derivative instruments are recognized in operations unless we elect to apply the hedging treatment permitted under the provisions of SFAS 133 allowing such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a monthly basis, utilizing valuations from third party financial and brokerage institutions.

Interest rate derivatives are discussed in Note 9.

During 2007, Delek entered into several forward fuel contracts with major financial institutions. The contracts fixed the purchase price of finished grade fuel for a predetermined number of units at a future date and had fulfillment terms of less than 90 days. Delek realized a gain of $0.5 million for the year ended December 31, 2007, which is included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations.

In December 2007, in conjunction with providing renewable E-10 products in our retail markets, we entered into a series of over the counter swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade which fixed the purchase price of ethanol for a predetermined number of gallons at future dates from April 2008 through January 2009. We also entered into a series of over the counter swaps based on the future price of Unleaded gasoline as quoted on the NYMEX which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from April 2008 through January 2009. In accordance with SFAS No. 133, these swaps have been designated as cash flow hedges and the change in fair value between the execution date and December 31, 2007, has been recorded in other comprehensive income. Any ineffectiveness in these swaps has been recorded to other expense, net. As of December 31, 2007, Delek recorded an unrecognized net gain in accumulated other comprehensive income of $0.5 million ($0.3 million net of deferred tax expense) associated with its cash flow hedges.

In 2006, Delek had no fuel-related derivatives or forward contracts with financial institutions.

Fair Value of Financial Instruments

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

A majority of our debt and derivative financial instruments outstanding at December 31, 2007 and 2006 were executed with a limited number of financial institutions. The risk of counterparty default is limited to the unpaid portion of amounts due to us pursuant to the terms of the derivative agreements. The net amount due from these financial institutions at December 31, 2007 and 2006 totaled $1.0 million and $3.4 million respectively, as discussed in Note 9.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Vendor Discounts and Deferred Revenue

Delek receives cash discounts or cash payments from certain vendors related to product promotions based upon factors such as, quantities purchased, quantities sold, merchandise exclusivity, store space and various other factors. In accordance with Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Reseller for Consideration Received from a Vendor, we recognize these amounts as a reduction of inventory until the products are sold, at which time the amounts are reflected as a reduction in cost of goods sold. Certain of these amounts are received from vendors related to agreements covering several periods. These amounts are initially recorded as deferred revenue, are reclassified as a reduction in inventory upon receipts of the products, and are subsequently recognized as a reduction of cost of goods sold as the products are sold.

Delek also receives advance payments from certain vendors relating to non-inventory agreements. These amounts are recorded as deferred revenue and are subsequently recognized as a reduction of cost of goods sold as earned.

Environmental Expenditures

It is Delek’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for the next 15 years, unless a specific longer range estimate is practicable. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that is dedicated to the remedial actions and that does not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed and determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized.

Asset Retirement Obligations

In accordance with FASB Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), Delek recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated.

In the retail segment, these obligations relate to the net present value of estimated costs to remove underground storage tanks at owned and leased retail sites which are legally required under the applicable leases. The asset retirement obligation for storage tank removal on leased retail sites is being accreted over the expected life of the owned retail site or the average retail site lease term. In the refining segment, these obligations relate to the required disposal of waste in certain storage tanks, asbestos abatement at an identified location and other estimated costs that would be legally required upon final closure of the refinery. In the marketing segment, these obligations related to the required cleanout of the pipeline and terminal tanks, and removal of certain above-grade portions of the pipeline situated on right-of-way property.

In the year ended December 31, 2005, we recognized a cumulative effect of a change in accounting policy of $0.3 million (net of $0.2 million of income taxes) in connection with the adoption of FIN 47.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2007 and 2006 is as follows (in millions):

	December 31,
	2007	2006

Beginning balance	$3.3	$3.4
Additional liabilities(1)	1.5	0.4
Acquired liabilities	0.7	0.2
Liabilities settled	(0.3)	(1.0)
Accretion expense	0.1	0.3

Ending balance	$5.3	$3.3

(1)	This amount represents the recognition of an asset retirement obligation associated with two hazardous waste units at the Tyler refinery, and additional underground storage tanks at various retail stores, as well as management’s reassessment of future cost estimates associated with the refining and retail segments’ previously recognized remediation obligations.

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

Cost of Goods Sold and Operating Expenses

For the retail segment, cost of goods sold comprises the costs of specific products sold. Operating expenses include costs such as wages of employees at the stores, lease expense for the stores, utility expense for the stores and other costs of operating the stores. For the refining segment, cost of goods sold includes all the costs of crude oil, feedstocks and external costs. Operating expenses include the costs associated with the actual operations of the refinery. For the marketing segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned terminals, terminaling expense at third-party locations and pipeline maintenance costs.

Sales, Use and Excise Taxes

Delek’s policy is to exclude sales, use and excise taxes from revenue when we are an agent of the taxing authority, in accordance with EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). In the few

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

instances when these taxes are incurred by Delek directly, they are included in cost of goods sold in the accompanying consolidated statements of operations.

Deferred Financing Costs

Deferred financing costs represent expenses related to issuing our long-term debt and obtaining our lines of credit. These amounts are amortized ratably over the remaining term of the respective financing and are included in interest expense. See Note 9 for further information.

Advertising Costs

Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the years ended December 31, 2007, 2006 and 2005 was $2.1 million, $2.0 million and $1.2 million, respectively.

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

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits.

Delek adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this interpretation to all of Delek’s tax positions resulted in an increase in the liability for unrecognized tax benefits and a cumulative effect adjustment of $0.1 million recognized as an adjustment to retained earnings. At January 1, 2007, Delek had unrecognized tax benefits of $0.2 million which, if recognized, would affect our effective tax rate. There were no significant changes to the liability for unrecognized tax benefits during the year ended December 31, 2007.

Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004 or state and local income tax examinations by tax authorities for the years before 2003. The Internal Revenue Service has examined Delek’s income tax returns for 2003 and 2004. Delek does not anticipate any significant changes to its financial position or cash payouts as a result of FIN 48 adjustments within the next 12 months.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. A nominal amount of interest was recognized related to unrecognized tax benefits upon adoption of FIN 48 and during the year ended December 31, 2007.

Delek benefits from federal tax incentives related to its refinery operations. Specifically, Delek is entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, Delek is entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items reduces Delek’s federal effective tax rate to an amount that, for the year ended December 31, 2007, is less than the statutory rate of 35%.

Earnings Per Share

Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	December 31,
	2007	2006	2005

Weighted average common shares outstanding	52,077,893	47,077,369	39,389,869
Dilutive effect of equity instruments	772,338	838,593	—

Weighted average common shares outstanding, assuming dilution	52,850,231	47,915,962	39,389,869

Outstanding stock options totaling 1,541,783 and 1,651,452 common shares were excluded from the diluted earnings per share calculation for the years ended December 31, 2007 and 2006, respectively. These stock options did not have a dilutive effect under the treasury stock method.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related implementation guidance. The revised standard requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement and establishes fair value as the measurement objective in accounting for share-based payment arrangements. Pro forma disclosure is no longer an alternative. Delek adopted SFAS 123R effective January 1, 2006. With respect to the pro forma disclosure requirements of SFAS 123R in 2005, there was no fair value recognition related to share-based compensation, as all stock options were considered contingently issuable prior to our initial public offering in May 2006.

SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards on the dates of grant. We have elected the modified prospective transition method as permitted by SFAS 123R.

Restricted stock units (“RSUs”) are measured based on the fair market value of the underlying stock on the date of grant. Vested RSUs are not issued until the minimum statutory withholding requirements have been remitted to us for payment to the taxing authority on behalf of our employees. As a result, the actual number of shares accounted for as issued may be less than the number of RSUs vested, due to any withholding amounts which have not been remitted by employees.

We generally recognize compensation expense related to stock-based awards with graded or cliff vesting on a straight-line basis over the vesting period.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income

For the year ended December 31, 2007, comprehensive income includes net income and changes in the fair value of derivative instruments designated as cash flow hedges. Comprehensive income for the years ended December 31, 2006, and 2005 was equivalent to net income.

New Accounting Pronouncements

In September 2006, the FASB published SFAS No. 157, Fair Value Measurements (“SFAS 157”), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments to be measured at fair value under SFAS 133 at initial recognition and in all subsequent periods. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years although earlier application is encouraged. We adopted SFAS 157 beginning January 1, 2008 and do not expect it to have a material effect on our financial position or results of operations. The FASB provided a one year deferral of the addition of SFAS 157 for certain non-financial assets and liabilities. We have elected to defer the adoption for certain non-fiancial assets and liabilities as specified in FASB Staff Position No. 157-2.

In February 2007, the FASB published SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. While most of the provisions of this statement only apply to entities that elect the fair value option, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates and requires all entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, is irrevocable once elected, and must be applied to entire instruments rather than to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted this standard effective January 1, 2008, but are not currently contemplating electing to apply it to our financial instruments. We do not expect SFAS 159 to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS No. 141(R)”). This Statement will apply to all transactions in which an entity obtains control of one or more other businesses. In general, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date as the fair value measurement point; and modifies the disclosure requirements. This Statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. We are currently evaluating the changes provided in this Statement.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which changes the classification of non-controlling interests,

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

sometimes called a minority interest, in the consolidated financial statements. Additionally, this Statement establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. This Statement is effective January 1, 2009, and will be applied prospectively with the exception of the presentation and disclosure requirements which must be applied retrospectively. Delek has no minority interest reporting in its consolidated reporting, therefore adoption of SFAS No. 160 will not have an impact on our financial position or results of operations.

3.	Acquisitions

Calfee Acquisition

In the first quarter of 2007, Delek, through its Express subsidiary, agreed to purchase 107 retail fuel and convenience stores located in northern Georgia and eastern Tennessee, and related assets, from the Calfee Company of Dalton, Inc. and its affiliates (the “Calfee acquisition”). We completed the purchase of 103 stores and assumed the management of all 107 stores in the second quarter of 2007. The purchase of the remaining four locations closed on July 27, 2007. Of the 107 stores, Delek owns 70 of the properties and assumed leases for the remaining 37 properties. Delek purchased the assets for approximately $71.8 million, including $0.1 million of cash.

In addition to the consideration paid as acquisition cost for the Calfee acquisition, Delek incurred and capitalized $2.9 million in acquisition transaction costs. We recognized goodwill in connection with this acquisition and believe it is related to the synergy that is created in combining these retail stores with others in our chain to establish MAPCO as a market leader in the Chattanooga and northern Georgia corridor. The allocation of the aggregate purchase price of the Calfee acquisition is summarized as follows (in millions):

Inventory	$6.7
Property, plant and equipment	64.3
Goodwill	8.6
Other intangible assets	0.5
Current and non-current liabilities	(5.5)

$74.6

The Calfee acquisition was accounted for using the purchase method of accounting, as prescribed in SFAS 141, and the results of operations associated with the Calfee stores have been included in the accompanying consolidated statements of operations from the date of acquisition. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. Delek is finalizing the valuation work associated with certain intangibles. The final allocation of the Calfee acquisition purchase price is subject to adjustments for a period not to exceed one year from the consummation date.

Fast Acquisition

During the third quarter of 2006, Delek, through its Express subsidiary, purchased 43 retail fuel and convenience stores located in northwest Georgia and southeast Tennessee, and related assets, from Fast Petroleum, Inc. and its related subsidiaries and investors (the “Fast acquisition”) for approximately $50.0 million, including $0.1 million of cash. Of the 43 stores, Delek owns 32 of the properties and assumed leases for the remaining 11 properties.

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

$50.9

The Fast acquisition was accounted for using the purchase method of accounting, as prescribed in SFAS 141, and the results of operations of the Fast stores have been included in the accompanying consolidated statements of operations from the date of acquisition. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. Delek has completed its allocation of the purchase price for the Fast acquisition. During the year ended December 31, 2007, the final allocation of the purchase price for the Fast acquisition resulted in a net decrease to goodwill of $0.2 million.

Pride Acquisition

On July 31, 2006, marketing through its Marketing subsidiary, purchased a variety of assets related to the oil refining and marketing businesses of Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, and Pride Products (the “Pride acquisition”) for approximately $55.1 million. The purchased assets included, among other things, two refined petroleum product terminals located in Abilene and San Angelo, Texas; seven pipelines; storage tanks; idle oil refinery equipment, including a Nash unit and other refinery equipment; and the Pride Companies’ rights under existing supply contracts.

In addition to the consideration paid as acquisition cost for the Pride acquisition, marketing incurred and capitalized $1.3 million in acquisition transaction costs. The allocation of the aggregate purchase price of the Pride acquisition is summarized as follows (in millions):

Other current assets	$0.7
Fixed assets	38.0
Goodwill	7.5
Other intangible assets	12.2
Assumed environmental liabilities and asset retirement obligations	(2.0)

$56.4

The Pride acquisition was accounted for using the purchase method of accounting, as prescribed in SFAS 141, and the results of operations generated from the Pride assets have been included in the accompanying consolidated statements of operations from the date of acquisition. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. Delek has completed its allocation of the purchase price for the Pride acquisition. During the year ended December 31, 2007, the final allocation of the purchase price for the Pride acquisition resulted in a net decrease to goodwill of $0.1 million.

Tyler Refinery Acquisition

On April 29, 2005, Delek acquired certain refinery and crude oil pipeline assets in Tyler, Texas (collectively, the “Tyler refinery” or the “refinery”). Total consideration paid for the Tyler refinery assets totaled $68.1 million.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In addition to the consideration paid as the acquisition cost mentioned above for the Tyler refinery, Delek incurred and capitalized $5.1 million in acquisition transaction costs. The allocation of the aggregate purchase price of the refinery acquisition is summarized as follows (in millions):

Fixed assets	$33.9
Inventory	59.9
Prepaid inventory and other assets	26.4
Assumed accounts payable and other current liabilities	(37.3)
Assumed asset retirement obligations	(1.8)
Assumed environmental liabilities	(7.9)

$73.2

Delek consolidated the refinery’s results of operations beginning April 29, 2005. The unaudited pro forma consolidated results of operations for the year ended December 31, 2005 if the refinery acquisition had occurred on January 1, 2005 are as follows (amounts in millions, except per share information):

December 31,
2005

Net sales	$2,312.2
Income before cumulative effect of a change in accounting policy	68.7
Net income	68.4
Basic and diluted earnings per share before cumulative effect of change in accounting policy	$1.74

Basic and diluted earnings per share	$1.73

In connection with the purchase of the Tyler refinery, Delek deposited funds in an escrow account as a condition to closing for purposes of indemnifying the seller against potential noncompliance with our obligations under the purchase and sales agreement. The purchase and sales agreement was subsequently amended to provide that all remaining escrowed funds be returned to Delek by the escrow agent. As of December 31, 2006, no amounts remained escrowed.

BP Acquisition

Effective December 15, 2005, Delek acquired 21 convenience stores and four undeveloped properties in the Nashville market from BP Products North America, Inc. (the “BP acquisition”). Total consideration paid for the BP acquisition totaled $35.5 million.

In addition to this consideration paid, Delek incurred and capitalized $0.9 million in acquisition transaction costs. The allocation of the aggregate purchase price of the BP acquisition is summarized as follows (in millions):

December 31,
2005

Fixed assets	$34.9
Inventory	1.5

$36.4

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Inventory

Carrying value of inventories consisted of the following (in millions):

	December 31,
	2007	2006

Refinery raw materials and supplies	$20.7	$31.5
Refinery work in process	19.1	18.7
Refinery finished goods	28.3	22.9
Retail fuel	22.9	14.4
Retail merchandise	36.0	26.7
Marketing refined products	3.6	6.6

Total inventories	$130.6	$120.8

At December 31, 2007 and 2006, the excess of replacement cost (“FIFO”) over the carrying value (“LIFO”) of refinery inventories was $47.6 million and $10.2 million, respectively. There were reductions of $11.4 million and $0.9 million to costs of goods sold during 2007 and 2006, respectively, as a result of the liquidation of LIFO inventories.

One retail merchandise vendor accounted for approximately 54%, 69%, and 63%, of total retail merchandise purchases during the years ended December 31, 2007, 2006, and 2005, respectively. Additionally, one retail fuel vendor accounted for approximately 29%, 33% and 51% of total retail fuel purchases during the years ended December 31, 2007, 2006, and 2005, respectively. In 2007, 12 crude oil vendors accounted for approximately 96% of total crude oil purchased during 2007. In 2006, seven vendors accounted for 97% of total crude oil purchased and in 2005, six vendors accounted for 97% of total crude oil purchased. In our marketing segment, one vendor was the sole supplier of petroleum products during 2007. This same vendor accounted for 96% of petroleum products purchased during the period from acquisition through December 31, 2006. Delek believes that sources of inventory are available from suppliers other than from its current vendors; however, the cost structure of such purchases may be different.

5.	Equity Method Investment

Investment in Lion Oil Company

On August 22, 2007, Delek completed the acquisition of approximately 28.4% of the issued and outstanding shares of common stock of Lion Oil Company (“Lion Oil”). On September 25, 2007, Delek completed the acquisition of an additional approximately 6.2% of the issued and outstanding shares of Lion Oil, bringing its total ownership interest to approximately 34.6%. Total cash consideration paid to the sellers by Delek in both transactions totaled approximately $88.2 million. Delek also incurred and capitalized $0.9 million in acquisition transaction costs. In addition to cash consideration, Delek issued to one of the sellers 1,916,667 unregistered shares of Delek common stock, par value $0.01 per share, valued at $51.2 million using the closing price of our stock on the date of the acquisition. As of December 31, 2007, our total investment in Lion Oil was $139.5 million.

Lion Oil, a privately held Arkansas corporation, owns and operates a 75,000 barrel per day, crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s 180 convenience stores in the Memphis and Nashville markets. These product purchases are made at market value and totaled $24.8 million in 2007. The refining segment also made sales of $1.9 million of intermediate products to the Lion Oil refinery during 2007.

Delek includes its proportionate share of the operating results of Lion Oil in its consolidated statements of operations two months in arrears. These results are reported in earnings or loss from equity method investment.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Summarized financial information of Delek’s proportionate share of Lion Oil as of and for the year ended December 31, 2007 is as follows (in millions):

Year Ended
December 31,
2007

Gross profit	$1.6
Operating expenses	2.6
Net loss	(0.6)

December 31,
2007

Current assets	$89.3
Total assets	190.0
Current liabilities	66.8
Non-current liabilities	22.7
Equity in net assets	100.5

Delek is not aware of any matters related to Lion Oil during the two month period ending December 31, 2007 that could have a material impact to its financial position or results of operations.

In addition to the $0.6 million net loss above, Delek recognized $0.2 million of depreciation expense for the period from the acquisition to December 31, 2007. The difference between the cost of Delek’s investment in Lion Oil and its share of underlying equity in the net assets of Lion Oil is attributable to the difference between the fair value at the date of acquisition and Lion Oil’s historical cost. The portion of the difference attributable to the refinery is being amortized over the estimated remaining useful life at the date of acquisition, which is 25 years. The remaining difference is attributable to base levels of inventory which will be recognized when the base level of inventory is liquidated.

6.	Property, Plant and Equipment

Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2007	2006

Land	$92.0	$69.7
Building and building improvements	190.7	129.7
Refinery machinery, marketing equipment and pipelines	134.1	135.6
Retail, including petroleum, store equipment and other site improvements	116.4	117.2
Refinery turnaround costs	10.7	10.0
Other equipment	18.6	15.6
Construction in progress	81.8	15.3

	644.3	493.1
Less: accumulated depreciation	(98.2)	(68.4)

	$546.1	$424.7

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $31.8 million, $22.2 million and $16.0 million, respectively.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Delek adopted the provisions of SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill acquired in a purchase business combination is no longer amortized.

Delek’s goodwill relates to its retail and marketing segments only. The changes in the carrying amounts of goodwill (by acquisition discussed in Note 3) for the years ended December 31, 2007 and 2006 are as follows (in millions):

	Retail	Marketing	Total

Balance, December 31, 2005	$63.7	$—	$63.7
Acquisitions and adjustments	9.4	7.6	17.0

Balance, December 31, 2006	$73.1	$7.6	$80.7
Acquisitions and adjustments	8.4	(0.1)	8.3

Balance, December 31, 2007	$81.5	$7.5	$89.0

During 2005, Delek made adjustments to goodwill related to store disposal activities, the finalization of the Williamson Oil Company (“WOC”) purchase price allocation from 2004 in accordance with SFAS 141, discussed in Note 3, and the reversal of a portion of the tax valuation allowance originally recorded in connection with the WOC acquisition, discussed in Note 12.

The provisions of SFAS 142 require Delek to perform an assessment of whether goodwill is impaired annually unless other impairment indicators exist. Under the provisions of SFAS 142, this test for impairment is based upon an evaluation of whether the reporting unit’s carrying amount exceeds its fair value. If the reporting unit’s carrying amount exceeds its fair value, the impairment test must be completed by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. We performed annual goodwill impairment reviews in the fourth quarter of 2007, 2006, and 2005. In performing these reviews, we estimated the fair value of the reporting units using a multiple of expected future cash flows. These reviews resulted in the determination that no impairment had occurred, and as a result, no charge was recorded in the accompanying consolidated statements of operations during 2007, 2006, and 2005.

8.	Other Intangible Assets

Supply Contracts

In connection with the Pride acquisition discussed in Note 3, Delek obtained rights associated with certain refined products supply contracts with a major pipeline, which define both pricing and volumes that we are allowed to draw on a monthly basis. We are amortizing approximately $1.0 million per year of the estimated acquisition date fair value of these contracts over their terms. Supply contracts as of December 31, 2007 and 2006 consist of the following (in millions):

	December 31,
	2007	2006

Supply contracts	$12.2	$12.2
Accumulated amortization	(1.5)	(0.5)

	$10.7	$11.7

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Non-Compete Agreements

In connection with an acquisition during 2001, Delek entered into five separate non-compete agreements with key personnel of the seller totaling $1.0 million. The individuals may not compete within a ten-mile radius of the acquired stores for a period of ten years. We amortize the cost over the term of the agreements. Non-compete agreements as of December 31, 2007 and 2006 consist of the following (in millions):

	December 31
	2007	2006

Non-compete agreements	$1.0	$1.0
Accumulated amortization	(0.7)	(0.5)

	$0.3	$0.5

Amortization expense on non-compete agreements was approximately $0.1 million for each of the years ended December 31, 2007, 2006 and 2005.

Trademarks

In connection with certain of the retail segment acquisitions, Delek obtained the rights associated with certain brand names. We are amortizing these intangibles over the four year period we expect to continue to use these brands. As of December 31, 2007, trademarks totaled $0.7 million and we amortized $0.2 million during the year ended December 31, 2007. There was no trademark intangible as of December 31, 2006.

9.	Long-Term Obligations and Short-Term Note Payable

Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	December 31
	2007	2006

Senior secured credit facility — term loan	$145.6	$147.1
Senior secured credit facility — revolver	49.0	59.5
Fifth Third — revolver	34.3	19.2
Lehman note	65.0	—
Promissory notes	60.0	60.0
Capital lease obligations	1.3	0.8

	355.2	286.6
Less: current portion of long-term debt and capital lease obligations	10.8	21.0

	$344.4	$265.6

Senior Secured Credit Facility

The senior secured credit facility consists of a $120.0 million revolving credit facility and $165.0 million term loan facility which as of December 31, 2007, had $49.0 million outstanding under the revolver and $145.6 million outstanding under the term loan. Borrowings under the senior secured credit facility are secured by substantially all the assets of MAPCO Express, Inc. and its subsidiaries. Letters of credit outstanding under the facility totaled $15.1 million as of December 31, 2007. The senior secured credit facility term loan requires quarterly principal payments of approximately 0.25% of the principal balance through March 31, 2011 and a balloon payment of approximately 94.25% of the principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

with this excess cash flow calculation, we prepaid $15.6 million in April 2006 and expect to make another payment of $9.1 million in March 2008. The senior secured credit facility revolver is payable in full upon maturity on April 28, 2010 with periodic interest repayment requirements. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan. Interest is payable quarterly for Base Rate loans and for the applicable interest period on Eurodollar loans. At December 31, 2007, the weighted average borrowing rate was approximately 7.7% for the senior secured credit facility term loan and 7.5% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment under the senior secured credit facility revolver, which as of December 31, 2007 totaled approximately $56.0 million.

We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We were in compliance with all covenant requirements as of December 31, 2007.

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

In addition, the SunTrust ABL revolver supports our issuances of letters of credit used primarily in connection with the purchases of crude oil for use in our refinery that at no time may exceed the aggregate borrowing capacity available under the SunTrust ABL revolver. As of December 31, 2007, we had no outstanding borrowings under the agreement but had letters of credit outstanding totaling approximately $154.5 million. Excess collateral capacity under the SunTrust ABL revolver as of December 31, 2007 was $93.0 million.

The SunTrust ABL revolver contains a negative covenant that prohibits us from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against the property, plant and equipment of the refinery, subject to customary exceptions for certain permitted liens.

Under the SunTrust ABL revolver, we are also subject to certain non-financial covenants and, in the event that our availability under the borrowing base is less than $30.0 million on the measurement date, to certain financial covenants. We were in compliance with all covenant requirements as of December 31, 2007.

Fifth Third Revolver

In conjunction with the Pride Acquisition discussed in Note 3, on July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this revolver were used to fund the working capital needs of a new subsidiary, Delek Marketing & Supply, LP. The Fifth Third revolver initially matured on July 30, 2007, but on July 27, 2007 the maturity was extended until January 31, 2008. On December 19, 2007, we amended and restated our existing revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $50.0 to $75.0 million, including a $25.0 million sub-limit for letters of credit, and extended the maturity of the facility to December 19, 2012. The revolver bears interest at our election at either (x) a spread of 1.5% to 2.5%, as determined by a leverage-based pricing matrix, over the LIBOR for the applicable interest period or (y) a spread of 0.0% to 1.0%, as determined by the same matrix, over Fifth Third’s base rate. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply, LP. As of December 31, 2007, the weighted average borrowing rate for amounts borrowed was 6.8%. Amounts available under the Fifth Third revolver as of December 31, 2007 were

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

approximately $40.7 million. We are required to comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of December 31, 2007.

Lehman Credit Agreement

On March 30, 2007, Delek entered into a credit agreement with Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint book runner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint book runner. The credit agreement provides for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the assets of Calfee Company of Dalton, Inc. and affiliates, and to pay related costs and expenses in April 2007. The loans become due on March 30, 2009 and bear interest, at Delek’s election in accordance with the terms of the credit agreement, at either a Base Rate or Eurodollar rate, plus in each case, an applicable margin of initially 1.0% in respect of Base Rate loans, and 2.0% in respect of Eurodollar loans, which applicable margin is subject to increase depending on the number of days the loan remains outstanding. Interest is payable quarterly for Base Rate loans and for the applicable interest period for Eurodollar loans. As of December 31, 2007, the weighted average borrowing rate was 7.7%. In connection with the execution of this agreement, Delek incurred and capitalized $0.8 million in deferred financing costs that will be amortized over the term of the facility. We are required to comply with certain financial and non-financial covenants under this credit agreement. We were in compliance with all covenant requirements as of December 31, 2007.

Promissory Notes

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (the “IDB Note”). The proceeds of this note were used to repay the existing promissory notes in favor of Israel Discount Bank and Bank Leumi US. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.0% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by us. As of December 31, 2007 the weighted average borrowing rate for amounts borrowed under the IDB Note was 6.9%.

On July 27, 2006, we executed a $30.0 million promissory note in favor of Bank Leumi US. The proceeds of this note were used to fund a portion of the acquisition of the Pride assets and its working capital needs. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days. As of December 31, 2007, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 6.9%.

Letters of Credit

As of December 31, 2007, Delek had in place letters of credit totaling approximately $171.6 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude oil for the refinery and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at December 31, 2007.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Annual Maturities of Debt Instruments

Principal maturities of Delek’s existing debt instruments for the next five years and thereafter are as follows as of December 31, 2007 (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total

Senior secured credit facility — term loan	$10.5	$1.4	$1.4	$132.3	$—	$—	$145.6
Senior secured credit facility — revolver	—	—	49.0	—	—	—	49.0
Fifth Third — revolver	—	—	—	—	34.3	—	34.3
Lehman note	—	65.0	—	—	—	—	65.0
Promissory notes	—	60.0	—	—	—	—	60.0
Capital lease obligations	0.3	0.2	0.1	0.1	0.1	0.5	1.3

Total	$10.8	$126.6	$50.5	$132.4	$34.4	$0.5	$355.2

Interest-Rate Derivative Instruments

Delek had interest rate cap agreements in place totaling $98.8 million and $128.8 million of notional principal amounts at December 31, 2007 and 2006, respectively. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility and previous indebtedness. However, as we have elected to not apply the permitted hedge treatment, including formal hedge designation and documentation, in accordance with the provisions of SFAS 133, as amended, the fair value of the derivatives is recorded in other non-current assets in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature on various dates ranging from July 2008 through July 2010. The estimated fair value of interest rate swap and interest rate cap agreements at December 31, 2007 and 2006 totaled $1.0 million and $3.4 million, respectively.

In accordance with SFAS 133, as amended, we recorded non-cash expense (income) representing the change in estimated fair value of the interest rate cap agreements of $2.4 million, $42.0 thousand and ($1.5) million, respectively, for the years ended December 31, 2007, 2006 and 2005.

While Delek has not elected to apply permitted hedging treatment in accordance with the provisions of SFAS No. 133 in the past, we may choose to elect that treatment in future transactions.

10.	Stock-Based Compensation

Employment Agreement

Effective May 1, 2004, Delek entered into an employment agreement with its President and Chief Executive Officer, Mr. Yemin, which contains a deferred compensation element. Pursuant to the employment agreement, Mr. Yemin was granted share purchase rights that upon completion of an initial public offering of Delek’s common stock would permit him to purchase, subject to certain vesting requirements, up to five percent of Delek’s outstanding shares, or 1,969,493 shares immediately prior to the completion of the initial public offering. Under the applicable vesting provisions, Mr. Yemin is entitled to purchase up to one-fifth of these shares for each year of his employment (prorated monthly) from May 2004 until expiration of the employment agreement in April 2009. He may purchase the shares at an exercise price of $2.03. The share purchase rights terminate upon the earlier of (i) the one-year anniversary of Mr. Yemin’s termination of employment for any reason or (ii) April 30, 2010, the one-year anniversary of the expiration of his employment agreement. If Mr. Yemin voluntarily terminates his employment, he will be entitled to purchase 90% of any unexercised share purchase rights which have vested as of the date of such termination.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Upon completion of Delek’s initial public offering of common stock on May 6, 2006, Mr. Yemin was immediately vested in 787,797 of these shares. In the remainder of 2006, Mr. Yemin vested in an additional 262,599 shares and in the year ended December 31, 2007, he vested in an additional 393,900 shares. Mr. Yemin made two cashless exercises and immediate sales of shares. In December 2006, he sold 250,000 shares and in August 2007, he sold 400,000 shares. As of December 31, 2007, Mr. Yemin had the right to purchase 794,296 vested shares.

Prior to the IPO, Mr. Yemin was entitled to a cash award not to exceed $3.0 million over the five year period of his employment agreement. Pursuant to this agreement, Delek had an accrual of $0.5 million which was reversed in the second quarter of 2006.

2006 Long-Term Incentive Plan

In April 2006, Delek’s Board of Directors adopted the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (the “Plan”) pursuant to which Delek may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards of up to 3,053,392 shares of Delek’s common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates. The options granted under the Plan are generally granted at market price or higher. In approximately 75% of the grants, vesting occurs ratably over a period from three to five years. In approximately 25% of the grants, vesting occurs at the end of the fourth year. All of the options granted require continued service in order to exercise the option.

Option Assumptions

The table below provides the assumptions used in estimating the fair values of stock options. For all options granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2007 Grants	2007 Grants	2006 Grants	2006 Grants	May 2004 Grant
	(Graded Vesting)	(Cliff Vesting)	(Graded Vesting)	(Cliff Vesting)	(5-Year
	3-5 Years	4 Years	3-5 Years	4 Years	Graded Vesting)

Expected Volatility	31.12%-33.12%	31.20%-32.98%	31.44%-31.96%	31.46%-31.91%	31.60%
Dividend Yield	1.00%	1.00%	1.00%	1.00%	—
Expected Term	6.0 years	7.0 years	6.0-6.5 years	7.0 years	4.5 years
Risk Free Rate	3.05%-4.15%	3.05%-4.15%	4.74%-5.02%	4.50%-5.03%	3.85%
Fair Value	$7.83	$6.22	$5.91	$4.87	$0.67

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Option Activity

The following table summarizes the stock option activity for Delek for the years ended December 31, 2007 and 2006:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(Years)	(In millions)

January 1, 2006	1,969,493	$2.03
Granted	1,899,700	$17.49
Exercised	(250,000)	$2.03
Forfeited	(246,748)	$17.27

Options outstanding, December 31, 2006	3,372,445	$9.62
Granted	503,668	$23.94
Exercised	(592,909)	$6.60
Forfeited	(205,626)	$18.82

Options outstanding, December 31, 2007	3,077,578	$11.93	6.0	$36.4

Vested options exercisable, December 31, 2007	987,251	$4.87	3.5	$16.6

The aggregate intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of the options exercised during the year ended December 31, 2007 and 2006 was $9.0 million and $3.8 million, respectively. Cash received from option exercises during the year ended December 31, 2007 and 2006 was $3.9 million and $0.5 million, respectively, and the actual tax benefit realized for tax deductions from option exercises totaled $3.8 million and $1.5 million, respectively. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is determined based on the closing price of Delek’s common stock on grant date. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2007 was $23.50.

The following table summarizes the RSU activity for Delek for the years ended December 31, 2007 and 2006:

		Weighted-
	Number of	Average
	RSUs	Grant Price

RSUs outstanding, January 1, 2006	—	$—
Granted	77,500	$15.54
Vested	—	$—
Forfeited	(2,500)	$15.15
Non-vested RSUs, December 31, 2006	75,000	$15.56
Granted	4,500	$23.50
Vested	(17,125)	$15.59
Forfeitures	—	$—
Non-vested RSUs, December 31, 2007	62,375	$16.12

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Compensation Expense Related to Equity-based Awards

Compensation expense for the equity-based awards amounted to $3.3 million ($2.4 million, net of taxes) and $2.4 million ($1.6 million, net of taxes) for the years ended December 31, 2007 and 2006, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. We also recognized a total income tax benefit for share-based compensation arrangements of $3.8 million and $1.5 million for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, there was $5.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years.

11.	Segment Data

With the purchase of assets in the Pride Acquisition in August 2006, we now report our operating results in three reportable segments: refining, marketing and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.

Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Operations which are not specifically included in the reportable segments are included in the corporate and other category, which primarily consists of operating expenses, depreciation and amortization expense, and interest income and expense associated with corporate headquarters.

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

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of December 31, 2007, we had 497 stores in total consisting of, 264 located in Tennessee, 94 in Alabama, 81 in Georgia, 36 in Virginia and 15 in Arkansas. The remaining 7 stores are located in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names MAPCO Express(R), MAPCO Mart(R), East Coast(R), Discount Food Marttm, Fast Food and Fueltm and Favorite Markets(R) brands. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.

Prior to the purchase of the refinery in 2005, Delek had only retail operations and insignificant corporate and other activities; thus, segment data prior to April 29, 2005 is not applicable. There were $14.7 million, $3.6 million and $0.9 million of inter-segment sales and purchases in the years ended December 31, 2007, 2006 and 2005, respectively. In conjunction with the Pride acquisition and the formation of our marketing segment, our refining business entered into a services agreement with our marketing segment on October 1, 2006, which among other things, required it to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $14.7 million and $3.4 million in the years ended December 31, 2007 and 2006, respectively. We had $0.2 million of fuel sales from our refining segment to our retail segment in the year ended

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2006. In the year ended December 31, 2005, the refining segment had $0.9 million of fuel sales to our retail segment. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As Of and For the Year Ended December 31, 2007
				Corporate,
				Other and
	Refining(2)	Retail	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$1,709.0	$1,775.8	$611.9	$0.4	$4,097.1
Intercompany marketing fees and sales	(14.7)	—	14.7	—	—
Cost of goods sold	1,460.2	1,575.4	596.9	—	3,632.5
Operating expenses	82.2	136.8	1.0	0.5	220.5

Segment contribution margin	$151.9	$63.6	$28.7	$(0.1)	244.1

General and administrative expenses					54.6
Depreciation and amortization					33.1
Gain on forward contract activities					(0.1)

Operating income					$156.5

Total assets	$377.4	$516.6	$91.5	$252.3	$1,237.8

Capital spending (excluding business combinations)	$61.6	$23.8	$0.3	$2.0	$87.7

	As Of and For the Year Ended December 31, 2006
				Corporate,
				Other and
	Refining(2)	Retail	Marketing(3)	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$1,601.8	$1,395.6	$218.2	$0.5	$3,216.1
Intercompany marketing fees and sales	(3.2)	(0.2)	3.4	—	—
Cost of goods sold	1,373.5	1,234.9	216.0	—	2,824.4
Operating expenses	71.9	102.8	0.3	0.5	175.5

Segment contribution margin	$153.2	$57.7	$5.3	$—	216.2

General and administrative expenses					38.2
Depreciation and amortization					22.8

Operating income					$155.2

Total assets	$332.4	$428.4	$92.4	$96.2	$949.4

Capital spending (excluding business combinations)	$74.9	$22.4	$0.2	$—	$97.5

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	As Of and For the Year Ended December 31, 2005
				Corporate,
				Other and
	Refining(2)(4)	Retail	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany and sales)	$930.5	$1,101.0	$—	$0.4	$2,031.9
Intercompany sales	0.9	(0.9)	—	—	—
Cost of goods sold	774.9	955.2	—	—	1,730.1
Operating expenses	47.3	86.9	—	0.4	134.6

Segment contribution margin	$109.2	$58.0	$—	$—	167.2

General and administrative expenses					23.5
Depreciation and amortization					16.1
Gain on disposal of assets					(1.6)
Loss on forward contract activities					9.1

Operating income					$120.1

Total assets	$235.6	$367.4	$—	$3.2	$606.2

Capital spending (excluding business combinations)	$18.8	$10.4	$—	$—	$29.2

(1)	Refinery segment operating results reflect certain reclassifications made to conform prior year balances to current year financial statement presentation. Sales of intermediate feedstock have been reclassified to sales which had previously been presented on a net basis in cost of goods sold. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

(2)	Effective August 1, 2006, we initiated our marketing operations in conjunction with the Pride acquisition.

(3)	Effective April 29, 2005, we completed the acquisition of the Tyler refinery and related assets. We operated the refinery for 247 days in 2005.

12.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Significant components of Delek’s deferred tax assets and liabilities, reported separately in the accompanying consolidated financial statements, as of December 31, 2007 and 2006 are as follows (in millions):

	December 31
	2007	2006

Current Deferred Taxes:
Self-insurance accruals	$1.6	$1.5
Accrued payroll	0.0	0.7
Net operating loss carryforwards	0.0	0.3
Other accrued reserves	0.4	0.3

Total current deferred tax assets	2.0	2.8

Non-current Deferred Taxes:
Depreciation and amortization	(68.8)	(57.3)
Net operating loss carryforwards	2.3	1.9
Straight-line lease expense	1.6	2.1
FAS 123R stock compensation	1.7	0.8
Other	4.1	3.0
Valuation allowance	(1.2)	(1.0)

Total non-current deferred tax liabilities	(60.3)	(50.5)

	$(58.3)	$(47.7)

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income before income taxes and cumulative effect of change in accounting policy is attributable to the following (in millions):

	Year Ended December 31,
	2007	2006	2005

Provision for federal income taxes at statutory rate	$46.2	$48.0	$34.7
State income taxes, net of federal tax provision	0.7	—	0.2
Credits	(12.7)	(4.3)	—
Other items	1.4	0.3	—

Income tax expense	$35.6	$44.0	$34.9

Income tax expense is as follows (in millions):

	Year Ended December 31
	2007	2006	2005

Current	$25.3	$21.2	$26.0
Deferred	10.3	22.8	8.9

	$35.6	$44.0	$34.9

Deferred income tax expense above is reflective of the changes in deferred tax assets and liabilities during the current period. Included in this amount is $0.2 million of change in deferred tax assets and liabilities accounted for in accumulated other comprehensive income.

During the year ended December 31, 2007, Delek recorded an increase to the valuation allowance in the amount of $0.2 million related to certain state net operating loss carryforwards.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods, for which the deferred tax assets are deductible, management believes it is more likely than not Delek will realize the benefits of these deductible differences, net of the existing valuation allowance. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Subsequently recognized tax benefit or expense relating to the valuation allowance for deferred tax assets will be reported as an income tax benefit or expense in the consolidated statement of operations.

At December 31, 2007, Delek has utilized all of its federal net operating loss carryforwards. State net operating loss carryforwards at December 31, 2007, totaled $53.1 million of which $26.3 million is subject to valuation allowance. Delek had $0.7 million of state net operating loss expire during 2007. An additional $0.7 million of state net operating losses are set to expire between 2008 and 2012. Remaining net operating losses will begin expiring in 2016.

In 2007, Delek adopted FIN 48, which provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. FIN 48 requires the elimination of the income tax benefits associated with any income tax position where it is not “more likely than not” that the position would be sustained upon examination by the taxing authorities. The adoption of FIN 48 requires an adjustment to retained earnings for the tax benefit of any uncertain tax position existing prior to January 1, 2007. Delek’s cumulative retained earnings adjustment was in the amount of $0.1 million for federal and state unrecognized tax benefits including penalties and interest, net of federal and state tax benefits.

Increases and decreases to the beginning balance of unrecognized tax benefits during the year ended December 31, 2007 were as follows:

	Federal	State
	Unrecognized	Unrecognized
	Benefit	Benefit	Total

Beginning of period unrecognized benefit	$0.1	$0.1	$0.2
Increase / decrease from prior period tax positions	—	—	—

Increase / decrease from current period tax positions	—	—	—

Decreases related to settlements of tax positions	—	—	—

Decrease due to lapse of statute of limitations	—	—	—

End of period unrecognized benefits	$0.1	$0.1	$0.2

The amount of the unrecognized benefit above that if recognized would change the effective tax rate is $0.2 million.

Uncertain tax positions have been examined by Delek for any material changes in the next 12 months and none are expected.

13.	Commitments and Contingencies

Litigation

Delek is subject to various claims and legal actions that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of any such matters known by management will not have a material adverse effect on Delek’s financial position or results of operations.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Self-insurance

Effective January 1, 2006, Delek increased its self insurance coverage for employee medical claims up to $0.1 million per employee per year or an aggregate cost exposure of approximately $5.5 million per year. For the year ended December 31, 2005, Delek was self-insured for employee medical claims up to $90 thousand per employee per year or an aggregate cost exposure of approximately $4.4 million per year.

Delek is self-insured for workers’ compensation claims for the refining, retail and marketing segments up to $1.0 million on a per accident basis. We self-insure for general liability claims for the refining, retail and marketing segments up to $1.0 million on a per occurrence basis. We self-insure for auto liability for the refining, retail and marketing segments up to $1.0 million on a per accident basis.

We have $300.0 million in umbrella liability coverage available to each of our segments.

Environmental Health and Safety

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

Based upon environmental evaluations performed internally and by third parties subsequent to our purchase of the Tyler refinery, we recorded a liability of approximately $8.2 million as of December 31, 2007 relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature which were assumed in connection with the refinery acquisition. This liability includes estimated costs for on-going investigation and remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $1.6 million of the liability is expected to be expended by the end of 2008 with the remaining balance of $6.6 million expendable by 2022.

In October, 2007, the Texas Commission on Environmental Quality (“TCEQ”) approved an Agreed Order in which the Tyler refinery resolved alleged violations of air rules dating back to the acquisition of the refinery. The Agreed Order required the refinery to pay a penalty and fund a Supplemental Environmental Project for which we had previously reserved adequate amounts. We are in discussions with the EPA and the DOJ concerning some other enforcement actions; the outcome of which we believe will not result in a material adverse effect on our business, financial condition or results of operations. We have not been named as defendant in any environmental, health or safety litigation.

The Federal Clean Air Act (“CAA”) authorizes the EPA to require modifications in the formulation of the refined transportation fuel products manufactured in order to limit the emissions associated with their final use. In December 1999, the EPA promulgated national regulations limiting the amount of sulfur to be allowed in gasoline at future dates. The EPA believes such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations required the phase-in of gasoline sulfur standards beginning in 2004, with the final reduction to the sulfur content of gasoline to an annual average level of 30 parts-per-million (“ppm”), and a per-gallon maximum of 80 ppm to be completed by January 1, 2006. The regulation also included special provisions for small refiners or those receiving a waiver.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Regulations promulgated by the TCEQ require the use of only Low Emission Diesel (“LED”) in counties east of Interstate 35 beginning in October 2005. Delek received approval to meet these requirements through the end of 2007 by selling diesel that meets the criteria in an Alternate Emissions Reduction Plan on file with the TCEQ and through the use of approved additives either before or after December 2007.

The EPA has issued final rules for gasoline formulation that will require further reductions in benzene content by 2011. We are in the process of identifying and evaluating options for complying with this requirement. The Energy Policy Act of 2005 requires increasing amounts of renewable fuel be incorporated into the gasoline pool through 2012. Under final rules implementing this Act (the “Renewable Fuel Standard”), the Tyler refinery is classified as a small refinery exempt from renewable fuel standards through 2010. Although temporarily exempt from this rule, the Tyler refinery began supplying an E-10 gasoline-ethanol blend in January 2008. The Energy Independence and Security Act of 2007 requires increasing amounts of renewable fuel compared with the Energy Policy Act of 2005. The EPA has not yet promulgated implementing rules for the 2007 Act so it is not yet possible to determine what the Tyler compliance requirement will be.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of the refinery’s ordinary operations, waste is generated, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund. At this time, we have not been named a party at any Superfund sites and under the terms of the refinery purchase agreement, we did not assume any liability for wastes disposed of prior to our ownership.

During 2007, the Department of Homeland Security (“DHS”) promulgated Chemical Facility Anti-Terrorism Standards to regulate the security of “high risk” chemical facilities. In compliance with this rule, we submitted certain required information concerning our Tyler refinery and Abilene and San Angelo terminals to the DHS. If the DHS determines that any of these facilities represents a high risk facility, we will be required to prepare a Security Vulnerability Analysis and possibly develop and implement Site Security Plans required by the standard. We do not believe the outcome will have a material effect on our business.

In June 2007, the U.S. Department of Labor’s Occupational Safety & Health Administration (“OSHA”) announced it was implementing a National Emphasis Program addressing workplace hazards at petroleum refineries. Under this program, OSHA expects to conduct inspections of process safety management (“PSM”) programs over the next two years at approximately 80 refineries nationwide that are located in the states that do not have their own OSHA program. Texas does not have a state OSHA program. On February 19, 2008, OSHA commenced an inspection at our Tyler, Texas refinery.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Letters of Credit

As of December 31, 2007, Delek had in place letters of credit totaling approximately $171.6 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude oil for the refinery and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at December 31, 2007.

Operating Leases

Delek leases land, buildings, equipment and corporate office space under agreements expiring at various dates through 2032 after considering available renewal options. Many of these leases contain renewal options and require Delek to pay executory costs (such as property taxes, maintenance, and insurance). Lease expense for all operating leases for the years ended December 31, 2007, 2006 and 2005 totaled $14.9 million, $12.4 million, and $10.4 million, respectively.

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2007 (in millions):

2008	$15.5
2009	13.0
2010	10.6
2011	8.4
2012	5.4
Thereafter	16.7

Total future minimum rentals	$69.6

14.	Employees

Workforce

A portion of our workforce in the refining segment is represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. As of December 31, 2007 and 2006, respectively, 149 and 132 operations and maintenance hourly employees, respectively, and 27 and 14 truck drivers, respectively, at the refinery were represented by the union and covered by collective bargaining agreements which run through January 2009. None of our employees in our marketing or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

401(k) Plan

We sponsor a voluntary 401(k) Employee Retirement Savings Plan for eligible employees administered by Fidelity Management Trust Company. Employees must be at least 21 years of age and have 60 days of service to be eligible to participate in the plan. Employee contributions are matched on a fully-vested basis by us up to a maximum of 6% of eligible compensation. Eligibility for the company matching contribution begins on the first of

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

the month following one year of employment. For the years ended December 31, 2007, 2006 and 2005, the 401(k) expense recognized was $1.5 million $1.3 million, and $0.8 million respectively.

15.	Related Party Transactions

At December 31, 2007, Delek Group Ltd. owned approximately 73.4% of our outstanding common stock. As a result, Delek Group Ltd. and its controlling shareholder, Mr. Sharon (“Tshuva”), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

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

Delek Fuel guarantees certain of Delek’s fuel purchasing activities at no charge to Delek. At December 31, 2005, obligations supported by these guarantees approximated $4.0 million. In addition, letters of credit totaling approximately $9.8 million as of December 31, 2005 that were issued by Delek Fuel have expired and been replaced by letters of credit of approximately $9.8 million under the Express Senior Secured Credit Facility.

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

As of May 1, 2005, Delek entered into a consulting agreement with Greenfeld-Energy Consulting, Ltd., (“Greenfeld”) a company owned and controlled by one of Delek’s directors. Under the terms of the agreement, the director personally provides consulting services relating to the refining industry and Greenfeld receives monthly consideration and reimbursement of reasonable expenses. From May 2005 through August 2005, Delek paid

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Greenfeld approximately $7 thousand per month. Since September 2005, Delek has paid Greenfeld a monthly payment of approximately $8 thousand. In April 2006, Delek paid Greenfeld a bonus of $70 thousand for services rendered in 2005. Pursuant to the agreement, on May 3, 2006, we granted Mr. Greenfeld options to purchase 130,000 shares of our common stock at $16.00 per share, our initial public offering price, pursuant to our 2006 Long-Term Incentive Plan. These options vest ratably over five years. The agreement continues in effect until terminated by either party upon six months advance notice to the other party.

In August 2004, Delek executed a promissory note with an officer in the amount of $100 thousand. In November 2005, in connection with an amendment of the officer’s employment agreement, the officer executed an additional promissory note in the amount of $100 thousand in favor of Delek. These promissory notes bore no interest and were payable in full upon termination of the officer’s employment with Delek. On February 7, 2006, these notes were repaid in full.

16.	Initial Public Offering

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

17.	Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2007 and 2006 is summarized below. The quarterly financial information summarized below has been prepared by Delek’s management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ending
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Net sales	$805.6	$1,103.1	$1,070.2	$1,118.2
Operating income	$34.5	$101.0	$33.3	$(12.3)
Net income	$20.9	$67.2	$20.4	$(12.1)
Basic earnings per share	$0.41	$1.31	$0.39	$(.23)
Diluted earnings per share	$0.40	$1.29	$0.38	$(.23)

	For the Three Month Periods Ending
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Net sales	$659.8	$820.5	$924.5	$811.3
Operating income	$24.4	$68.0	$42.9	$19.9
Net income	$12.9	$42.2	$26.4	$11.5
Basic earnings per share	$0.33	$0.90	$0.52	$0.23
Diluted earnings per share	$0.33	$0.88	$0.51	$0.22

Our acquisitions, as discussed in Note 3, impact the results of operations as shown on a quarterly basis above.

Delek made certain reclassifications in the fourth quarter of 2007 that impacted the previous quarters in 2007, 2006 and 2005 operating results. These reclassifications were made to the respective periods to conform to current year presentation. Sales of intermediate feedstocks, which had previously been presented on a net basis in cost of

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

goods sold, have been reclassified to net sales. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expense, general and administrative expenses, and depreciation and amortization. These reclassifications had no effect on net income or shareholders’ equity, as previously reported.

18.	Subsequent Events

Dividend Declaration

On February 6, 2008, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.375 per share, payable on March 7, 2008, to shareholders of record on February 20, 2008.

Assignment of Marketing Supply Agreements

Substantially all of our petroleum products are purchased under two separate supply contracts from Magellan Pipeline Company, L.P. (“Magellan”). We were notified on February 22, 2008, that Magellan will assign its rights and obligations under one of these contracts to Northville Product Services, L.P. (“Northville”) effective March 1, 2008. Our consent is required for Magellan to assign one of the agreements integral to this contract. As of February 29, 2008, we had an agreement in principle with Magellan and Northville to consent to the assignment under certain terms and conditions. We do not anticipate any material impact of this assignment to our financial position or results of operations.

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1*	Employment Agreement, dated as of May 1, 2004, by and between MAPCO Express, Inc., Uzi Yemin and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(a)*	Amendment No. 1 to Employment Agreement, dated as of October 31, 2005 and effective as of September 15, 2005, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(b)*	Amendment No. 2 to Employment Agreement, dated as of February 1, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(c)*	Amendment No. 3 to Employment Agreement, dated as of April 17, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1(d)*	Amendment No. 4 to Employment Agreement, dated as of November 13, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(d) to the Company’s Form 10-K filed on March 20, 2007)
10	.1(e)*	Amendment No. 5 dated July 23, 2007 to Employment Agreement by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2007)
10	.2*	Amended and Restated Consulting Agreement, dated as of April 11, 2006, by and between Greenfeld-Energy Consulting, Ltd. and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.3*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.4		Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.5+	RPC Agreement, dated as of May 30, 2001, by and between Williams Refining & Marketing, LLC and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.5(a)	Assignment and Assumption Agreement effective as of March 3, 2003, by and between Williams Refining & Marketing, LLC, Williams Generating Memphis, LLC, Williams Memphis Terminal, Inc., and Williams Petroleum Pipeline Systems, Inc. and The Premcor Refining Group, Inc. (incorporated by reference to Exhibit 10.6(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.5(b)	Assignment of the RPC Agreement between Williams Refining & Marketing, LLC and MAPCO Express, Inc., dated May 30, 2001, from The Premcor Refining Group, Inc. to Valero Marketing and Supply Company, effective December 1, 2005 (incorporated by reference to Exhibit 10.6(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10.6		Amended and Restated Credit Agreement, dated as of April 28, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several lenders from time to time party to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10	.6(a)	First Amendment to Amended and Restated Credit Agreement, dated as of August 18, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6(b)	Second Amendment to Amended and Restated Credit Agreement, dated as of October 11, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6(c)	Third Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6(d)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 18, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(d) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.6(e)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 11, 2006)
10	.6(f)	Sixth Amendment to Amended and Restated Credit Agreement entered into effective July 13, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2006)
10	.6(g)	Seventh Amendment to Amended and Restated Credit Agreement entered into effective March 30, 2007, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 15, 2007)
10.7		Amended and Restated Revolving Credit Agreement, dated as of May 2, 2005, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., the several banks and other financial institutions and lenders from time to time party thereto, SunTrust Bank, The CIT Group/Business Credit, Inc., National City Business Credit, Inc., Bank of America, N.A. and PNC Business Credit, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(a)	First Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2005, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.8(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(b)	Second Amendment to Amended and Restated Credit Agreement, dated as of October 13, 2006, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.8(b) to the Company’s Form 10-K filed on March 20, 2007)
10	.8+	Pipeline Capacity Lease Agreement, dated April 12, 1999, between La Gloria Oil and Gas Company and Scurlock Permian, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10	.8(a)+	One-Year Renewal of Pipeline Capacity Lease Agreement, dated December 21, 2004, between Plains Marketing, L.P., as successor to Scurlock Permian LLC, and La Gloria Oil and Gas Company (incorporated by reference to Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.8(b)+	Assignment of the Pipeline Capacity Lease Agreement, as amended and renewed on December 21, 2004, by La Gloria Oil and Gas Company to Delek Refining, Ltd. (incorporated by reference to Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.8(c)+	Amendment to One-Year Renewal of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.8(d)	Extension of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(d) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.8(e)+	Modification and Extension of Pipeline Capacity Lease Agreement, effective May 1, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(e) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.9+	Branded Jobber Contract, dated December 15, 2005, between BP Products North America, Inc. and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.10*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.10(a)*	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.10(b)*	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.10(c)*	Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.11		Description of Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 15, 2007)
10.12		Management and Consulting Agreement, dated as of January 1, 2006, by and between Delek Group Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10.13		Promissory Note, dated May 23, 2006, in the principal amount of $30,000,000.00, of Delek Finance, Inc., in favor of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on May 24, 2006)
10.14		Purchase and Sale Agreement, dated June 14, 2006, by and between MAPCO Express, Inc., Fast Petroleum, Inc., Worth L. Thompson, Jr., John E. Thompson, Thompson Management, Inc., Thompson Acquisitions, Inc., Thompson Investment Properties, Inc., WJET, Inc., Fast Financial Services, Inc. and Top Tier Assets LLC (incorporated by reference to Exhibit 10.1(a) to the Company’s Form 10-Q filed on August 11, 2006)
10	.14(a)	First Amendment to Purchase and Sale Agreement, made and entered into as of July 13, 2006, by and between MAPCO Express, Inc., Fast Petroleum, Inc., Worth L. Thompson, Jr., John E. Thompson, Thompson Management, Inc., Thompson Acquisitions, Inc., Thompson Investment Properties, Inc., WJET, Inc., Fast Financial Services, Inc. and Top Tier Assets LLC (incorporated by reference to Exhibit 10.1(b) to the Company’s Form 10-Q filed on August 11, 2006)
10.15		Purchase and Sale Agreement, entered into effective June 21, 2006, by and among Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.2(a) to the Company’s Form 10-Q filed on August 11, 2006)

Exhibit No.		Description

10	.15(a)	First Amendment to Purchase and Sale Agreement, made and entered into as of July 31, 2006, by and among Pride Companies, L.P., Pride Refining, Inc., Pride Marketing LLC, Pride Products and Delek US Holdings, Inc. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.2(b) to the Company’s Form 10-Q filed on August 11, 2006)
10.16		Credit Agreement dated July 31, 2006, by and between Delek Marketing & Supply, LP, and various financial institutions, from time to time, party to the Agreement, as Lenders, and Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2006)
10	.16(a)	First Amendment dated January 9, 2007 to the Credit Agreement dated July 31, 2006, by and between Delek Marketing & Supply, LP and various financial institutions, from time to time, party to the Agreement, as Lenders, and Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2007)
10	.16(b)	Second Amendment dated July 27, 2007 to Credit Agreement dated July 31, 2006 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the Agreement, as Lenders, and Fifth Third Bank, as Administrative Agent, and L/C Issuer (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 9, 2007)
10	.16(c)	Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer
10.17		Promissory Note dated July 27, 2006, by and between Delek US Holdings, Inc., and Bank Leumi USA as lender (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 14, 2006)
10.18		Purchase and Sale Agreement dated February 8, 2007, by and between MAPCO Express, Inc., Calfee Company of Dalton, Inc., FM Leasing, LP, FM Leasing I, LP, MF Leasing, LP, AC Stores, LP, Com-Pac Properties, LLC, Com-Pac Properties Group, LP and Favorite One Properties, LP (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2007)
10	.18(a)	First Amendment dated April 2, 2007, to the Purchase and Sale Agreement dated February 8, 2007, by and between MAPCO Express, Inc., Calfee Company of Dalton, Inc., FM Leasing, LP, FM Leasing I, LP, MF Leasing, LP, AC Stores, LP, Com-Pac Properties, LLC, Com-Pac Properties Group, LP and Favorite One Properties, LP. (incorporated by reference to Exhibit 10.2(a) to the Company’s Form 10-Q filed on May 15, 2007)
10.19		Credit Agreement dated March 30, 2007, by and between Delek US Holdings, Inc. and Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2007)
10	.19(a)	First Amendment dated August 20, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 9, 2007)
10	.19(b)	Second Amendment dated October 17, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc. as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner
10	.19(c)	Third Amendment dated December 4, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc. as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner
10	.20*	Letter Agreement dated September 1, 2004, by and between MAPCO Express, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 15, 2007)
10	.21*	Letter Agreement dated May 25, 2005, by and between MAPCO Express, Inc. and Edward A. Morgan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 15, 2007)

Exhibit No.		Description

10	.22*	Letter Agreement dated May 25, 2005, by and between Delek Refining, Inc. and Frederec Green (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 15, 2007)
10.23		Stock Purchase Agreement dated July 12, 2007 by and between TransMontaigne, Inc. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 9, 2007)
10.24		Registration Rights Agreement dated August 22, 2007 by and between Delek US Holdings, Inc. and TransMontaigne, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 9, 2007)
10	.24(a)	Assignment and Assumption Agreement dated October 9, 2007 by and between TransMontaigne, Inc., as assignor, Morgan Stanley Capital Group, Inc., as assignee, and Delek US Holdings, Inc.
10	.25++	Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc.
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

++	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.