Form 10-Q
period 2008-03-31
Delek US Holdings, Inc.
filed 2008-05-09
CIK 1351541

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32868

DELEK US HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2319066
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7102 Commerce Way Brentwood, Tennessee (Address of principal executive offices)	37027 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

At May 2, 2008, there were 53,668,195 shares of common stock, $0.01 par value, outstanding.

Part I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In millions, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$139.6	$105.0
Short-term investments	—	44.4
Accounts receivable	153.3	118.8
Inventory	147.1	130.6
Other current assets	27.7	47.7

Total current assets	467.7	446.5

Property, plant and equipment:
Property, plant and equipment	680.2	644.3
Less: accumulated depreciation	(106.6)	(98.2)

Property, plant and equipment, net	573.6	546.1

Goodwill	89.0	89.0
Other intangibles, net	11.3	11.6
Equity method investment	133.0	139.5
Other non-current assets	16.1	11.6

Total assets	$1,290.7	$1,244.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$311.5	$248.6
Current portion of long-term debt and capital lease obligations	1.7	10.8
Note payable	65.0	—
Accrued expenses and other current liabilities	69.6	45.6

Total current liabilities	447.8	305.0
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	256.2	344.4
Environmental liabilities, net of current portion	6.7	6.7
Asset retirement obligations	6.3	5.3
Deferred tax liabilities	61.2	60.3
Other non-current liabilities	10.0	10.1

Total non-current liabilities	340.4	426.8
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 53,668,195 and 53,666,570 shares issued and outstanding at March 31, 2008
and December 31, 2007, respectively	0.5	0.5
Additional paid-in capital	275.0	274.1
Accumulated other comprehensive (loss) income	(3.6)	0.3
Retained earnings	230.6	237.6

Total shareholders’ equity	502.5	512.5

Total liabilities and shareholders’ equity	$1,290.7	$1,244.3

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In millions, except share
	and per share data)

Net sales	$1,218.2	$805.6
Operating costs and expenses:
Cost of goods sold	1,132.6	705.1
Operating expenses	57.9	46.8
General and administrative expenses	13.3	12.2
Depreciation and amortization	9.4	7.0

	1,213.2	771.1

Operating income	5.0	34.5

Interest expense	6.0	7.2
Interest income	(1.1)	(2.0)
Loss from equity method investment	6.5	—
Other expenses, net	0.8	0.6

	12.2	5.8

(Loss) income before income tax (benefit) expense	(7.2)	28.7
Income tax (benefit) expense	(2.2)	7.8

Net (loss) income	$(5.0)	$20.9

Basic (loss) earnings per share	$(0.09)	$0.41

Diluted (loss) earnings per share	$(0.09)	$0.40

Weighted average common shares outstanding:
Basic	53,668,058	51,139,869

Diluted	53,668,058	52,153,729

Dividends declared per common share outstanding	$0.0375	$0.2725

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In millions, except per share data)

Cash flows from operating activities:
Net (loss) income	$(5.0)	$20.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9.4	7.0
Amortization of deferred financing costs	1.1	1.2
Accretion of asset retirement obligations	0.3	0.1
Deferred income taxes	2.9	(0.5)
Loss from equity method investment	6.5	—
Loss on interest rate derivative instruments	0.8	0.6
Stock-based compensation expense	0.9	0.7
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(34.5)	(16.1)
Inventories and other current assets	(2.4)	17.7
Accounts payable and other current liabilities	86.9	12.5
Non-current assets and liabilities, net	(6.4)	(1.8)

Net cash provided by operating activities	60.5	42.3

Cash flows from investing activities:
Purchases of short-term investments	(472.8)	(202.6)
Sales of short-term investments	517.2	234.8
Purchases of property, plant and equipment	(35.9)	(8.2)

Net cash provided by investing activities	8.5	24.0

Cash flows from financing activities:
Net proceeds from long-term revolver	(22.4)	5.3
Proceeds from other debt instruments	—	65.0
Payments on debt and capital lease obligations	(9.9)	(0.4)
Dividends paid	(2.0)	(1.9)
Deferred financing costs paid	(0.1)	(0.8)

Net cash (used in) provided by financing activities	(34.4)	67.2

Net increase in cash and cash equivalents	34.6	133.5
Cash and cash equivalents at the beginning of the period	105.0	101.6

Cash and cash equivalents at the end of the period	$139.6	$235.1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $1.2 and $0.2 in the 2008 and 2007 periods, respectively	$3.9	$4.2

Income taxes	$—	$—

Dividends payable ($0.235 per share)	$—	$12.0

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

Delek US Holdings, Inc. (Delek, we, our or us) is the sole shareholder of MAPCO Express, Inc. (Express), MAPCO Fleet, Inc. (Fleet), Delek Refining, Inc. (Refining), Delek Finance, Inc. (Finance) and Delek Marketing & Supply, Inc. (Marketing), (collectively, the Subsidiaries).

We are a Delaware corporation formed in connection with our acquisition in May 2001 of 198 retail fuel and convenience stores from a subsidiary of the Williams Companies. Since then, we have completed several other acquisitions of retail fuel and convenience stores. In April 2005, we expanded our scope of operations to include complementary petroleum refining and wholesale and distribution businesses by acquiring a refinery in Tyler, Texas. We initiated operations of our marketing segment in August 2006 with the purchase of assets from Pride Companies LP and affiliates (Pride Acquisition). Delek and Express were incorporated during April 2001 in the State of Delaware. Fleet, Refining, Finance, and Marketing were incorporated in the State of Delaware during January 2004, February 2005, April 2005 and June 2006, respectively.

We are a controlled company under the rules and regulations of the New York Stock Exchange where our shares are traded under the symbol “DK.” As of March 31, 2008, approximately 73.4% of our outstanding shares are beneficially owned by Delek Group Ltd. (Delek Group), a conglomerate that is domiciled and publicly traded in Israel, has significant interests in fuel supply businesses and is controlled indirectly by Mr. Itshak Sharon (Tshuva).

Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, marketing and retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operating terminals. The retail segment markets gasoline, diesel and other refined petroleum products and convenience merchandise through a network of 496 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 8. In addition, we own a minority equity interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 75,000 barrel per day high-conversion crude oil refinery and other pipeline and product terminals, which is more fully discussed in Note 5.

2.	Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Delek and its wholly-owned subsidiaries. We hold a 34.6% minority interest in Lion Oil Company, which we account for as an equity method investment. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2008.

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Reclassifications

Certain balance sheet amounts, primarily associated with various receivables and payables, have been reclassified using a gross presentation method to conform with current year reporting.

Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expense, general and administrative expenses, and depreciation and amortization. This change in presentation, which was made as of December 31, 2007, resulted in a decrease in cost of goods sold totaling $1.2 million in the 2007 first quarter. These other expenses were increased, in total, by the same amounts. These reclassifications had no effect on net income or shareholders’ equity, as previously reported.

Cash and Cash Equivalents

Delek maintains cash and cash equivalents in accounts with large, national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. These cash equivalents consist primarily of time deposits, money market investments and high-quality commercial paper.

Short-Term Investments

Short-term investments as of December 31, 2007 primarily consisted of investment grade market auction rate debt securities and municipal rate bonds, which were classified as “available for sale” under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our stated investment policy is to sell these securities and repurchase similar securities at each auction date, which must not exceed 90 days and typically ranges from 7 to 35 days. These short-term investments were carried at cost, which approximated fair market value.

Due to the uncertainty in the credit markets in the last several months, one of our auction rate investments held an auction which was not fully subscribed in February 2008. At March 31, 2008, this A2/A rated investment totaled $5.6 million. The auction failure resulted in an interest rate reset that increased the rate by 99 basis points. Due to the failure of the auction, we have reclassified this investment to other non-current assets on the accompanying condensed consolidated balance sheet as of March 31, 2008. If this security continues to experience failed auctions or its credit ratings deteriorate, we may adjust the carrying value of this investment. Based on our ability to access cash and cash equivalents and our expected operating cash flows, we currently do not anticipate the lack of liquidity on this auction rate security to materially impact our overall liquidity.

Accounts Receivable

Accounts receivable primarily represent receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek has an allowance for doubtful accounts related to trade receivables of less than $0.1 million as of both March 31, 2008 and December 31, 2007. All other accounts receivable amounts are considered to be fully collectible.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Inventory

Refinery inventory consists of crude oil, refined products and blendstocks which are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) valuation method. Cost of crude oil, refined product and blendstock inventories in excess of market value are charged to cost of goods sold. Such changes are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover.

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

Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, which are as follows:

Automobiles	3-5 years
Computer equipment and software	3-10 years
Refinery turnaround costs	4 years
Furniture and fixtures	5-15 years
Retail store equipment	7-15 years
Asset retirement obligation assets	15-40 years
Refinery machinery and equipment	15-40 years
Petroleum and other site (POS) improvements	8-40 years
Building and building improvements	40 years

Property, plant and equipment and accumulated depreciation by reporting segment as of and for the three months ended March 31, 2008 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated

Property, plant and equipment	$227.8	$32.8	$417.6	$2.0	$680.2
Less: Accumulated depreciation	(17.7)	(2.7)	(86.1)	(0.1)	(106.6)

Property, plant and equipment, net	$210.1	$30.1	$331.5	$1.9	$573.6

Depreciation expense	$2.7	$0.4	$6.0	$—	$9.1

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Capitalized Interest

Delek had several capital construction projects in the refining segment and construction related to the new “prototype” stores being built in the retail segment. For the three months ended March 31, 2008 and 2007, interest of $1.2 million and $0.2 million, respectively, was capitalized by the refining segment. The retail segment capitalized $0.1 million of interest for the three months ended March 31, 2008 and a nominal amount of interest for the three months ended March 31, 2007. There was no interest capitalized by the marketing segment for the three months ended March 31, 2008 or 2007.

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

Goodwill

Goodwill is accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This statement addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment tests based on their estimated fair value. In accordance with the provisions of SFAS 142, we perform an annual review of impairment of goodwill in the fourth quarter by comparing the carrying value of the applicable reporting unit to its estimated fair value. Additionally, goodwill is tested for impairment between annual reviews if an event occurs such that it would be more likely than not that a reduction in carrying amount has occurred. If the reporting unit’s carrying amount exceeds its fair value, the impairment test must be completed by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. We do not believe any goodwill impairment exists as of March 31, 2008.

Derivatives

Delek records all derivative financial instruments, including interest rate swap agreements, interest rate cap agreements, fuel-related derivatives, OTC future swaps and forward contracts at estimated fair value regardless of their intended use in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted. Changes in the fair value of the derivative instruments are recognized periodically in operations unless we elect to apply the hedging treatment permitted under the provisions of SFAS 133 allowing such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a monthly basis, utilizing valuations from third party financial and brokerage institutions. See Note 9 for further discussion.

Fair Value of Financial Instruments

Effective January 1, 2008, Delek adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), which pertain to certain balance sheet items measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS 157 may

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

change the method of calculating fair value, it does not require any new fair value measurements. See Note 9 for further discussion.

Effective January 1, 2008, Delek adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — an amendment of FASB Statement No. 115 (SFAS 159). This statement permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. During the first quarter of 2008, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other accounting standards, so the adoption of SFAS 159 did not impact our condensed consolidated financial statements.

Self-Insurance Reserves

Delek is primarily self-insured for employee medical, workers’ compensation and general liability costs, with varying limits of per claim and aggregate stop loss insurance coverage in amounts determined reasonable by management. We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported. Differences between actual settlements and recorded accruals are recorded in the period identified.

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Asset Retirement Obligations

Delek recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditioned on a future event when the amount can be reasonably estimated. In the retail segment these obligations relate to the net present value of estimated costs to remove underground storage tanks at owned and leased retail sites which are legally required under the applicable leases. The asset retirement obligation for storage tank removal on retail sites is being accreted over the expected life of the owned retail site or the average retail site lease term. In the refining segment, these obligations relate to the required disposal of waste in certain storage tanks, asbestos abatement at an identified location and other estimated costs that would be legally required upon final closure of the refinery. In the marketing segment, these obligations relate to the required cleanout of the pipeline and terminal tanks, and removal of certain above-grade portions of the pipeline situated on right-of-way property.

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of March 31, 2008 and December 31, 2007 is as follows (in millions):

	Three Months	Year Ended
	Ended March 31,	December 31,
	2008	2007

Beginning balance	$5.3	$3.3
Additional liabilities(1)	0.7	1.5
Acquired liabilities	—	0.7
Liabilities settled	—	(0.3)
Accretion expense	0.3	0.1

Ending balance	$6.3	$5.3

(1)	This amount represents management’s recognition of an asset retirement obligation associated with additional underground storage tanks at various retail stores which previously was not assessed as required.

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

Cost of Goods Sold and Operating Expenses

For the retail segment, cost of goods sold comprises the costs of specific products sold. Operating expenses include costs such as wages of employees at the stores, lease and utilities expense for the stores,

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

credit card interchange transaction charges and other costs of operating the stores. For the refining segment, cost of goods sold includes all the costs of crude oil, feedstocks and external costs. Operating expenses include the costs associated with the actual operations of the refinery. For the marketing segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned terminals, terminaling expense at third-party locations and pipeline maintenance costs.

Sales, Use and Excise Taxes

Delek’s policy is to exclude sales, use and excise taxes from revenue when we are an agent of the taxing authority, in accordance with EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). In the few instances when these taxes are incurred by Delek directly, they are included in cost of goods sold in the accompanying condensed consolidated statements of operations.

Deferred Financing Costs

Deferred financing costs represent expenses related to issuing our long-term debt and obtaining our lines of credit. These amounts are amortized over the remaining term of the respective financing and are included in interest expense. See Note 6 for further information.

Advertising Costs

Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the three months ended March 31, 2008 and 2007 was $0.5 million and $0.6 million, respectively.

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Accounting for Contingencies. The Interpretation also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits.

Delek adopted the provisions of FIN 48 effective January 1, 2007. The adoption of the interpretation to all of Delek’s tax positions resulted in an increase in the liability for unrecognized tax benefits and a cumulative effect adjustment of $0.1 million recognized as an adjustment to retained earnings. At January 1, 2007, Delek had unrecognized tax benefits of $0.2 million which, if recognized, would affect our effective tax rate. There were no significant changes to the liability for unrecognized tax benefits during the first quarters of 2008 and 2007.

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

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. A nominal amount of interest was recognized related to unrecognized tax benefits during the three months ended March 31, 2008 and 2007.

Delek benefits from federal tax incentives related to its refinery operations. Specifically, Delek is entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, in 2007 Delek was entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items reduces Delek’s federal effective tax rate to an amount that, for the three months ended March 31, 2008 and 2007, is less than the statutory rate of 35%.

Earnings Per Share

Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	For the
	Three Months Ended
	March 31,
	2008	2007

Weighted average common shares outstanding	53,668,058	51,139,869
Dilutive effect of equity instruments	—	1,013,860

Weighted average common shares outstanding, assuming dilution	53,668,058	52,153,729

Outstanding stock options totaling 1,739,869 and 1,696,692 common shares were excluded from the diluted earnings per share calculation for the three months ended March 31, 2008 and 2007, respectively. These share equivalents did not have a dilutive effect under the treasury stock method. Outstanding stock options totaling 778,294 were also excluded from the diluted earnings per share calculation for the three months ended March 31, 2008 because of their anti-dilutive effect due to the net loss for the period.

Shareholders’ Equity

On February 6, 2008, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.0375 per common share, payable to shareholders of record on February 20, 2008. This dividend was paid on March 7, 2008.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Stock-Based Compensation

SFAS No. 123R, Share Based Payment (SFAS 123R) requires the use of a valuation model to calculate the fair value of stock-based awards. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards as of the date of grant.

Restricted stock units (RSUs) are measured based on the fair market value of the underlying stock on the date of grant. Vested RSUs are not issued until the minimum statutory withholding requirements have been remitted to us for payment to the taxing authority. As a result, the actual number of shares accounted for as issued may be less than the number of RSUs vested, due to any withholding amounts which have not been remitted.

We generally recognize compensation expense related to stock-based awards with graded or cliff vesting on a straight-line basis over the vesting period.

Comprehensive Income

For the three months ended March 31, 2008, comprehensive income includes net income and changes in the fair value of derivative instruments designated as cash flow hedges. Comprehensive income for the three months ended March 31, 2007 was equivalent to net income (in millions).

	Three Months Ended March 31,
	2008	2007

Net (loss) income	$(5.0)	$20.9
Other comprehensive income (loss):
Net unrealized loss on derivative instruments, net of tax benefit of $2.0	(3.6)	—

Comprehensive (loss) income	$(8.6)	$20.9

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (SFAS 141(R)). This Statement will apply to all transactions in which an entity obtains control of one or more other businesses. In general, SFAS 141(R) requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date as the fair value measurement point; and modifies the disclosure requirements. This Statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. We are currently evaluating the changes provided in this statement.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51(SFAS 160), which changes the classification of non-controlling interests, sometimes called a minority interest, in the consolidated financial statements. Additionally, this Statement establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. This Statement is effective January 1, 2009, and will be applied prospectively with the exception of the presentation and disclosure requirements which must be applied retrospectively. Delek has no minority interest reporting in its consolidated reporting, therefore adoption of SFAS 160 will not have an impact on its financial position or results of operations.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. The standard requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Delek will adopt SFAS 161 effective January 1, 2009. We are currently evaluating the potential effect, if any, of this statement on our financial position or results of operations.

3.	Inventory

Carrying value of inventories consisted of the following (in millions):

	March 31,	December 31,
	2008	2007

Refinery raw materials and supplies	$37.1	$20.7
Refinery work in process	21.0	19.1
Refinery finished goods	23.9	28.3
Retail fuel	25.9	22.9
Retail merchandise	34.8	36.0
Marketing refined products	4.4	3.6

Total inventories	$147.1	$130.6

At March 31, 2008 and December 31, 2007, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $49.4 million and $47.6 million, respectively.

Temporary Liquidations

During the three months ended March 31, 2008, we incurred a temporary LIFO liquidation gain in our refinery inventory of $12.1 million, which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued expenses and other current liabilities in the accompanying March 31, 2008 condensed consolidated balance sheet.

During the three months ended March 31, 2007, we carried a temporary LIFO liquidation gain in our refinery inventory of $0.3 million, which was incurred in the first quarter of 2007 and restored by the end of the year. The temporary LIFO liquidation gain was deferred as a component of accrued expenses and other current liabilities.

Permanent Liquidations

During the three months ended March 31, 2008, we incurred a permanent reduction in the LIFO layer resulting in a liquidation in our refinery finished goods inventory in the amount of $2.4 million. This liquidation, which represents a reduction of approximately 70,000 barrels, was recognized as a component of cost of goods sold in the three months ended March 31, 2008.

During the three months ended March 31, 2007, we incurred a permanent reduction in the LIFO layer resulting in a liquidation in our refinery finished goods inventory in the amount of $0.5 million. This

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

liquidation, which represents a reduction of approximately 90,000 barrels, was recognized as a component of cost of goods sold in the three months ended March 31, 2007.

4.	Acquisitions

Calfee Acquisition

In the first quarter of 2007, Delek, through its Express subsidiary, agreed to purchase 107 retail fuel and convenience stores located in northern Georgia and eastern Tennessee, and related assets, from the Calfee Company of Dalton, Inc. and its affiliates (the Calfee acquisition). We completed the purchase of 103 stores and assumed the management of all 107 stores in the second quarter of 2007. The purchase of the remaining four locations closed on July 27, 2007. Of the 107 stores, Delek owns 70 of the properties and assumed leases for the remaining 37 properties. Delek purchased the assets for approximately $71.8 million, including $0.1 million of cash.

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

$74.6

The Calfee acquisition was accounted for using the purchase method of accounting, as prescribed in SFAS 141, and the results of operations associated with the Calfee stores have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. Delek is finalizing the valuation work associated with certain intangibles. The final allocation of the Calfee acquisition purchase price is subject to adjustments for a period not to exceed one year from the consummation date.

5.	Equity Method Investment

Investment in Lion Oil Company

On August 22, 2007, Delek completed the acquisition of approximately 28.4% of the issued and outstanding shares of common stock of Lion Oil Company (Lion Oil). On September 25, 2007, Delek completed the acquisition of an additional approximately 6.2% of the issued and outstanding shares of Lion Oil, bringing its total ownership interest to approximately 34.6%. Total cash consideration paid to the sellers by Delek in both transactions totaled approximately $88.2 million. Delek also incurred and capitalized $0.9 million in acquisition transaction costs. In addition to cash consideration, Delek issued to one of the sellers 1,916,667 unregistered shares of Delek common stock, par value $0.01 per share, valued at $51.2 million using the closing price of our stock on the date of the acquisition. As of March 31, 2008, our total investment in Lion Oil was $133.0 million.

Lion Oil, a privately held Arkansas corporation, owns and operates a 75,000 barrel per day, crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of Delek’s 180 convenience stores in the Memphis and Nashville markets. These product purchases are made at market value and totaled $2.4 million during the three months ended March 31, 2008.

Delek includes its proportionate share of the operating results of Lion Oil in its consolidated statements of operations two months in arrears. We do not believe this lag has a material adverse effect on our reporting. These results are reported in earnings or loss from equity method investment. Summarized financial information of Delek’s proportionate share of Lion Oil is as follows (in millions):

	Three Months Ended March 31,
	2008	2007

Gross profit (including refinery operating costs)	$(8.7)	$—
Terminal operating expenses	0.8	—
Net loss	(6.2)	—

	March 31,	December 31,
	2008	2007

Current assets	$89.0	$89.3
Total assets	196.6	190.0
Current liabilities	60.8	66.8
Non-current liabilities	41.5	22.7
Equity in net assets	94.3	100.5

In addition to the $6.2 million net loss above, Delek recognized $0.3 million of depreciation expense for the three months ended March 31, 2008. The difference between the cost of Delek’s investment in Lion Oil and its share of underlying equity in the net assets of Lion Oil is attributable to the difference between the fair value at the date of acquisition and Lion Oil’s historical cost. The portion of the difference attributable to the refinery is being amortized over the estimated remaining useful life at the date of acquisition, which is 25 years. The remaining difference is attributable to base levels of inventory which will be recognized when the base level of inventory is liquidated.

6.	Long-Term Obligations and Short-Term Note Payable

Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	March 31,	December 31,
	2008	2007

Senior secured credit facility — term loan	$135.7	$145.6
Senior secured credit facility — revolver	53.0	49.0
Fifth Third — revolver	8.0	34.3
Lehman note	65.0	65.0
Promissory notes	60.0	60.0
Capital lease obligations	1.2	1.3

	322.9	355.2
Less:
Current portion of long-term debt and capital lease obligations	66.7	10.8

	$256.2	$344.4

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Senior Secured Credit Facility

The senior secured credit facility consists of a $120.0 million revolving credit facility and $165.0 million term loan facility which as of March 31, 2008, had $53.0 million outstanding under the revolver and $135.7 million outstanding under the term loan. Borrowings under the senior secured credit facility are secured by substantially all the assets of MAPCO Express, Inc. and its subsidiaries. Letters of credit outstanding under the facility totaled $15.8 million as of March 31, 2008. The senior secured credit facility term loan requires quarterly principal payments of approximately 0.25% of the principal balance through March 31, 2011 and a balloon payment of approximately 94.25% of the principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $15.6 million in April 2006 and $9.5 million in March 2008. The senior secured credit facility revolver is payable in full upon maturity on April 28, 2010 with periodic interest repayment requirements. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan. Interest is payable quarterly for Base Rate loans and for the applicable interest period on Eurodollar loans. At March 31, 2008, the weighted average borrowing rate was approximately 6.0% for the senior secured credit facility term loan and 4.9% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment under the senior secured credit facility revolver. Amounts available under the senior secured revolver as of March 31, 2008 were approximately $51.2 million.

We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We were in compliance with all covenant requirements as of March 31, 2008.

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

In addition, the SunTrust ABL revolver supports our issuances of letters of credit used primarily in connection with the purchases of crude oil for use in our refinery that at no time may exceed the aggregate borrowing capacity available under the SunTrust ABL revolver. As of March 31, 2008, we had no outstanding borrowings under the agreement but had letters of credit outstanding totaling approximately $177.8 million. Excess collateral capacity under the SunTrust ABL revolver as of March 31, 2008 was $66.0 million.

The SunTrust ABL revolver contains a negative covenant that prohibits us from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against the property, plant and equipment of the refinery, subject to customary exceptions for certain permitted liens.

Under the SunTrust ABL revolver, we are also subject to certain non-financial covenants and, in the event that our availability under the borrowing base is less than $30.0 million on the measurement date, to certain financial covenants. We were in compliance with all covenant requirements as of March 31, 2008.

Fifth Third Revolver

In conjunction with the Pride Acquisition discussed in Note 1, on July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

this revolver were used to fund the working capital needs of our new subsidiary, Delek Marketing & Supply, LP. The Fifth Third revolver initially matured on July 30, 2007, but on July 27, 2007 the maturity was extended until January 31, 2008. On December 19, 2007, we amended and restated our existing revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $50.0 to $75.0 million, including a $25.0 million sub-limit for letters of credit, and extended the maturity of the facility to December 19, 2012. The revolver bears interest at our election at either (x) a spread of 1.5% to 2.5%, as determined by a leverage-based pricing matrix, over the LIBOR for the applicable interest period or (y) a spread of 0.0% to 1.0%, as determined by the same matrix, over Fifth Third’s base rate. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply, LP. As of March 31, 2008, the weighted average borrowing rate for amounts borrowed was 4.6%. We have letters of credit outstanding of $17.5 million as of March 31, 2008. Amounts available under the Fifth Third revolver as of March 31, 2008 were approximately $49.5 million. We are required to comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of March 31, 2008.

Lehman Credit Agreement

On March 30, 2007, Delek entered into a credit agreement with Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint book runner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint book runner. The credit agreement provides for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the assets of Calfee Company of Dalton, Inc. and affiliates, and to pay related costs and expenses in April 2007. The loans become due on March 30, 2009 and bear interest, at Delek’s election in accordance with the terms of the credit agreement, at either a Base Rate or Eurodollar rate, plus in each case, an applicable margin of initially 1.0% in respect of Base Rate loans, and 2.0% in respect of Eurodollar loans, which applicable margin is subject to increase depending on the number of days the loan remains outstanding. Interest is payable quarterly for Base Rate loans and for the applicable interest period for Eurodollar loans. As of March 31, 2008, the weighted average borrowing rate was 5.4%. In connection with the execution of this agreement, Delek incurred and capitalized $0.8 million in deferred financing costs that will be amortized over the term of the facility. We are required to comply with certain financial and non-financial covenants under this credit agreement. We were in compliance with all covenant requirements as of March 31, 2008.

Promissory Notes

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (IDB Note). The proceeds of this note were used to repay the existing promissory notes in favor of Israel Discount Bank and Bank Leumi US. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.0% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by us. As of March 31, 2008 the weighted average borrowing rate for amounts borrowed under the IDB Note was 4.5%.

On July 27, 2006, we executed a $30.0 million promissory note in favor of Bank Leumi US. The proceeds of this note were used to fund a portion of the Pride Acquisition and its working capital needs. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days. As of March 31, 2008, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 4.7%. We are not required to comply with any financial or non-financial covenants under these notes.

Reliant Bank Revolver

On March 28, 2008, we entered into a revolving credit agreement with Reliant Bank, a Tennessee bank, headquartered in Brentwood, Tennessee. The credit agreement provides for unsecured loans of up to $12.0 million and was undrawn at March 31, 2008. This loan becomes due on March 31, 2011 and bears

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

interest, payable for the applicable interest period, at a spread of 2.5% per year over the 30 day LIBOR rate. We are required to comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of March 31, 2008.

Letters of Credit

As of December 31, 2007, Delek had in place letters of credit totaling approximately $213.6 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude oil for the refinery, purchases of refined product for our marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at March 31, 2008.

Interest-Rate Derivative Instruments

Delek had interest rate cap agreements in place totaling $97.5 million and $98.8 million of notional principal amounts at March 31, 2008 and December 31, 2007, respectively. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the senior secured credit facility. However, as we have elected to not apply the permitted hedge treatment, including formal hedge designation and documentation, in accordance with the provisions of SFAS 133, as amended, the fair value of the derivatives is recorded in other non-current assets in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature on various dates ranging from July 2008 through July 2010. The estimated fair value of interest rate swap and interest rate cap agreements at March 31, 2008 and December 31, 2007 totaled $0.2 million and $1.0 million, respectively.

In accordance with SFAS 133, as amended, we recorded non-cash expense representing the change in estimated fair value of the interest rate cap agreements of $0.8 million and $0.6 million, respectively, for the three months ended March 31, 2008 and 2007, respectively.

While Delek has not elected to apply permitted hedging treatment in accordance with the provisions of SFAS No. 133 in the past, we may choose to elect that treatment in future transactions.

7.	Stock Based Compensation

In April 2006, Delek’s Board of Directors adopted the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (the Plan) pursuant to which Delek may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards of up to 3,053,392 shares of Delek’s common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates. The options granted under the Plan are granted at market price or higher. In approximately 75% of the grants, vesting occurs ratably over a period from three to five years. In approximately 25% of the grants, vesting occurs at the end of the fourth year. All of the options granted require continued service in order to vest in the option.

During the three months ended March 31, 2008 and 2007, Delek granted 28,500 and 105,488 options, respectively, and 51,216 and 37,748 options, respectively, were forfeited under the 2006 Long-Term Incentive Plan. There were no RSUs granted or forfeited in the three months ended March 31, 2008 and 2007. There were 1,625 RSUs issued during the three months ended March 31, 2008. There were no options exercised during the three months ended March 31, 2008 and no options or RSUs exercised during the three months ended March 31, 2007.

Compensation Expense Related to Equity-based Awards

Compensation expense for the equity-based awards amounted to $0.9 million ($0.6 million, net of taxes) and $0.7 million ($0.6 million, net of taxes) for the three months ended March 31, 2008 and 2007,

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

As of March 31, 2008, there was $6.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

8.	Segment Data

We report our operating results in three reportable segments: refining, marketing and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.

Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Operations which are not specifically included in the reportable segments are included in the corporate and other category, which primarily consists of operating expenses, depreciation and amortization expense and interest income and expense associated with corporate headquarters.

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

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of March 31, 2008, we had 496 stores in total consisting of 263 located in Tennessee, 94 in Alabama, 81 in Georgia, 36 in Virginia and 15 in Arkansas. The remaining 7 stores are in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names MAPCO Express®, MAPCO Mart®, East Coast®, Discount Food Marttm, Fast Food and Fueltm and Favorite Markets® brands. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. Management reporting also provides tracking of product sales across the system, activity associated with specific acquisitions and activity by brand. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.

Our refining business has a services agreement with our marketing segment, which among other things, requires the refining segment to pay service fees to the marketing segment based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $3.4 million and $2.8 million in the three months ended March 31, 2008 and 2007, respectively. All inter-segment transactions have been eliminated in consolidation.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended March 31, 2008
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$556.2	$481.0	$180.9	$0.1	$1,218.2
Intercompany marketing fees and sales	(3.4)	—	3.4	—	—
Operating costs and expenses:
Cost of goods sold	523.1	434.6	177.7	(2.8)	1,132.6
Operating expenses	22.1	35.5	0.2	0.1	57.9

Segment contribution margin	$7.6	$10.9	$6.4	$2.8	27.7

General and administrative expenses					13.3
Depreciation and amortization					9.4

Operating income					$5.0

Total assets	$461.1	$523.2	$85.1	$221.3	$1,290.7

Capital spending (excluding business combinations)	$31.3	$4.4	$0.2	$—	$35.9

	Three Months Ended March 31, 2007
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$356.7	$331.0	$117.9	$—	$805.6
Intercompany marketing fees and sales	(2.8)	—	2.8	—	—
Operating costs and expenses:
Cost of goods sold	299.0	291.5	114.6	—	705.1
Operating expenses	18.9	27.6	0.2	0.1	46.8

Segment contribution margin	$36.0	$11.9	$5.9	$(0.1)	53.7

General and administrative expenses					12.2
Depreciation and amortization					7.0

Operating income					$34.5

Total assets	$340.7	$432.3	$92.5	$185.8	$1,051.3

Capital spending (excluding business combinations)	$5.9	$2.3	$—	$—	$8.2

(1)	Refinery segment operating results reflect certain reclassifications made to conform first quarter previously reported balances to current year financial statement presentation. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9.	Derivative Instruments

Fair Value Measurements

Effective January 1, 2008, Delek adopted SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually.) The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We are still evaluating the potential impact to our consolidated financial statements from implementation of the standard for these assets and liabilities.

Due to our election under FSP 157-2, for 2008, SFAS 157 applies to interest rate and commodity derivatives that are measured at fair value on a recurring basis in periods subsequent to initial recognition. The implementation of SFAS 157 did not cause a change in the method of calculating fair value of our assets and liabilities with the exception of assessing the impact of nonperformance risk on derivatives, which is not considered material. The primary impact from adoption was additional disclosure.

SFAS 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.

We value our exchange-cleared derivatives using unadjusted closing prices provided by the exchange as of the balance sheet date, and these are classified as Level 1 in the fair value hierarchy. Over the counter (OTC) commodity swaps and physical commodity purchase and sale contracts are generally valued using quotations provided by brokers based on exchange pricing and/or price index developers such as PLATTS and ARGUS. These are classified as Level 2. We currently do not carry any longer-term contracts or less liquid contracts , as all of our derivatives are supported by actively traded futures markets.

Exchange-cleared financial and commodity options are valued using exchange closing prices and are classified as Level 1. Financial OTC swaps are valued using industry-standard models that consider various assumptions, including quoted forward prices for interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2008, was:

	As of March 31, 2008
	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$0.8	$7.1	$—	$7.9
Interest rate derivatives	—	0.2	—	0.2
Auction rate investment	—	5.6	—	5.6

Total assets	0.8	12.9	—	13.7
Liabilities
Commodity derivatives	—	(12.0)	—	(12.0)

Net assets (liabilities)	$0.8	$0.9	$—	$1.7

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by SFAS 157. Derivative assets and liabilities with the same counterparty are not netted, where the legal right of offset exists, which is different than the presentation basis in the statement of financial position.

Gain/Loss Recognition

Delek uses swaps, options, futures, forwards and other derivative instruments for risk management purposes. A discussion of the accounting for each type of derivative follows.

Swaps

In December 2007, in conjunction with providing renewable E-10 products in our retail markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade which fixed the purchase price of ethanol for a predetermined number of gallons at future dates from April 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the NYMEX which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from April 2008 through December 2009. Delek recorded unrealized gains of $2.8 million during the three months ended March 31, 2008, which were included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.

In March 2008, we entered into a series of OTC swaps based on the future price of West Texas Intermediate Crude (WTI) as quoted on the NYMEX which fixed the purchase price of WTI for a predetermined number of barrels at future dates from July 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of Ultra Low Sulfur Diesel (ULSD) as quoted on the Gulf Coast ULSD PLATTS which fixed the sales price of ULSD for a predetermined number of gallons at future dates from July 2008 through December 2009.

In accordance with SFAS No. 133, the WTI and ULSD swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. For the three months ended March 31, 2008, Delek recorded unrealized losses as a component of other comprehensive income of $5.6 million ($3.6 million, net of deferred taxes) related to the change in the fair value of these swaps. The fair value of these contracts at the time the positions are closed will be recognized in income when the hedged items are recognized in income, beginning in April 2008. As of March 31, 2008, Delek had total unrealized gains (losses), net of deferred income taxes, in accumulated other comprehensive income of $(3.6) million associated with its cash flow hedges.

There were no outstanding swaps during the three months ended March 31, 2007.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Forward Fuel Contracts

From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recorded realized gains of $0.4 million during both the three months ended March 31, 2008 and 2007, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.

Options

In the first quarter of 2008, Delek entered into put options with a major financial institution that fix the sales price of crude oil for a predetermined number of units at a future date. Delek recorded realized losses of $0.1 million during the three months ended March 31, 2008, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no option contracts outstanding during the three months ended March 31, 2007.

Futures Contracts

In the first quarter of 2008, Delek entered into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recorded realized losses of $1.5 million during the three months ended March 31, 2008, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no futures contracts outstanding during the three months ended March 31, 2007.

Interest Rate Instruments

From time to time, Delek enters into interest rate swap and cap agreements that are intended to economically hedge floating rate debt related to our current borrowings. These interest rate derivative instruments are discussed in conjunction with our long term debt in Note 6.

10.	Commitments and Contingencies

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

Delek is self-insured for workers’ compensation claims up to $1.0 million on a per accident basis. We self-insure for general liability claims up to $1.0 million on a per occurrence basis. We self-insure for auto liability up to $1.0 million on a per accident basis.

We have umbrella liability insurance available to each of our segments in an amount determined reasonable by management.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Environmental, Health and Safety

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

Based upon environmental evaluations performed internally and by third parties subsequent to our purchase of the Tyler refinery, we have recorded a liability of approximately $8.0 million as of March 31, 2008 relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature which were assumed in connection with the refinery acquisition. This liability includes estimated costs for on-going investigation and remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $1.4 million of the liability is expected to be expended by the end of 2008 with the remaining balance of $6.6 million expendable by 2022.

In late 2004, the prior refinery owner began discussions with the Environmental Protection Agency (EPA) Region 6 and the Department of Justice (DOJ) regarding certain air quality requirements at the refinery. The prior refinery owner expected to settle the matter with EPA and the DOJ by the end of 2005, however, EPA did not present a consent decree and no discussions occurred in 2006. Nonetheless, Delek completed certain capital projects at the refinery that EPA indicated would be addressed in a proposed consent decree. These projects include a new electrical substation to increase operational reliability and additional sulfur removal capacity to address upsets at the refinery.

In June 2007, EPA Region 6 and DOJ resumed negotiations regarding a consent decree and presented the former owner and Delek with an initial draft in August 2007. The companies provided comments at that time and received a revised consent decree in April 2008. The revised consent decree addresses the capital projects that have either been completed or will not have a material adverse effect upon our future financial results. In addition, the proposed consent decree requires certain on-going operational changes that will increase future operating expenses at the refinery. At this point in time, we believe any such costs will not have a material adverse effect upon our business, financial condition or operations.

In October, 2007, the Texas Commission on Environmental Quality (TCEQ) approved an Agreed Order in which the Tyler refinery resolved alleged violations of air rules dating back to the acquisition of the refinery. The Agreed Order required the refinery to pay a penalty and fund a Supplemental Environmental Project for which we had previously reserved adequate amounts. In addition, the refinery was required to implement certain corrective measures, which the company has completed, with one exception. Delek has advised the TCEQ of this issue, which we believe will not result in a material adverse effect on our business, financial condition or results of operations. We have not been named as defendant in any environmental, health or safety litigation.

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Contemporaneous with the refinery purchase, Delek became a party to a Waiver and Compliance Plan with the EPA that extended the implementation deadline for low sulfur gasoline to May 2008, based on the capital investment option we chose. In return for the extension, we agreed to produce 95% of the diesel fuel at the refinery with a sulfur content of 15 ppm or less by June 1, 2006. In order to achieve this goal, we needed to complete the modification and expansion of an existing diesel hydrotreater. Due to construction delays which were the result of the impact of Hurricanes Katrina and Rita on the availability of construction resources, Delek requested, and received, a modification to our Compliance Plan which, among other things, granted an additional three months in which to complete the project. This project was completed in the third quarter of 2006. As required by the compliance plan, Delek purchased and retired diesel sulfur credits to offset the volume of high sulfur diesel produced during the three month extension. Due to the continuing shortage of skilled labor and ongoing delays in the receipt of equipment, the construction of our Gasoline Hydrotreater will not be completed by the original compliance deadline of May 31, 2008. We continue to utilize all measures available to complete the construction of this unit. We are in discussions with the EPA regarding this delay and we believe that we will be granted a temporary extension of the waiver.

Regulations promulgated by the TCEQ required the use of only Low Emission Diesel (LED) in counties east of Interstate 35 beginning in October 2005. Delek received approval to meet these requirements through the end of 2007 by selling diesel that meets the criteria in an Alternate Emissions Reduction Plan on file with the TCEQ and through the use of approved additives either before or after December 2007.

The EPA has issued final rules for gasoline formulation that will require further reductions in benzene content by 2011. We are in the process of identifying and evaluating options for complying with this requirement. The Energy Policy Act of 2005 requires increasing amounts of renewable fuel be incorporated into the gasoline pool through 2012. Under final rules implementing this Act (the Renewable Fuel Standard), the Tyler refinery is classified as a small refinery exempt from renewable fuel standards through 2010. Although temporarily exempt from this rule, the Tyler refinery began supplying an E-10 gasoline-ethanol blend in January 2008. The Energy Independence and Security Act of 2007 requires increasing amounts of renewable fuel compared with the Energy Policy Act of 2005. The EPA has not yet promulgated implementing rules for the 2007 Act so it is not yet possible to determine what the Tyler refinery compliance requirement will be.

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

During 2007, the Department of Homeland Security (DHS) promulgated Chemical Facility Anti-Terrorism Standards to regulate the security of “high risk” chemical facilities. In compliance with this rule, we submitted certain required information concerning our Tyler refinery and Abilene and San Angelo terminals to the DHS. If the DHS determines that any of these facilities represents a high risk facility, we will be required to prepare

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

a Security Vulnerability Analysis and possibly develop and implement Site Security Plans required by the standard. We do not believe the outcome will have a material effect on our business.

In June 2007, the U.S. Department of Labor’s Occupational Safety & Health Administration (OSHA) announced it was implementing a National Emphasis Program addressing workplace hazards at petroleum refineries. Under this program, OSHA expects to conduct inspections of process safety management programs over the next two years at approximately 80 refineries nationwide. On February 19, 2008, OSHA commenced an inspection at our Tyler, Texas refinery, which is ongoing. We believe our refinery operations are in compliance with workplace process safety management regulations and rules, however, it is possible that OSHA may cite us for violations, impose fines or require remedial actions. We currently do not expect that any such steps would have a material adverse effect on our financial position or results of operations.

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

Letters of Credit

As of March 31, 2008, Delek had in place letters of credit totaling approximately $213.6 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude oil for the refinery and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at March 31, 2008.

11.	Related Party Transactions

At March 31, 2008, Delek Group Ltd. owned approximately 73.4% of our outstanding common stock. As a result, Delek Group Ltd. and its controlling shareholder, Mr. Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

On January 22, 2007, we granted 28,000 stock options to Gabriel Last, one of our directors, under our 2006 Long-Term Incentive Plan. These options vest ratably over four years, have an exercise price of $16.00 per share and will expire on January 22, 2017. The grant to Mr. Last was a special, one-time grant in consideration of his supervision and direction of management and consulting services provided by Delek Group to us. The grant was not compensation for his service as a director. This grant does not mark the adoption of a policy to compensate our non-employee related directors and we do not intend to issue further grants to Mr. Last in the future.

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

As of May 1, 2005, Delek entered into a consulting agreement with Greenfeld-Energy Consulting, Ltd., (Greenfeld) a company owned and controlled by one of Delek’s directors. Under the terms of the agreement, the director personally provides consulting services relating to the refining industry and Greenfeld receives monthly consideration and reimbursement of reasonable expenses. From May 2005 through August 2005, Delek paid Greenfeld approximately $7 thousand per month. Since September 2005, Delek has paid Greenfeld a monthly payment of approximately $8 thousand. In April 2006, Delek paid Greenfeld a bonus of $70 thousand for services rendered in 2005. Pursuant to the agreement, on May 3, 2006, we granted Mr. Greenfeld options to purchase 130,000 shares of our common stock at $16.00 per share, our initial public offering price, pursuant to our 2006 Long-Term Incentive Plan. These options vest ratably over five years. The agreement continues in effect until terminated by either party upon six months advance notice to the other party.

On January 12, 2006, we entered into a consulting agreement with Charles H. Green, the father of one of our named executive officers, Frederec Green. Under the terms of the agreement, Charles Green provides assistance and guidance, primarily in the area of electrical reliability, at our Tyler refinery, and is paid $100 per hour for services rendered. For both the three months ended March 31, 2008 and 2007, we paid $0.1 million for these services.

12.	Subsequent Events

Dividend Declaration

On May 1, 2008, Delek announced that its Board of Directors had declared a quarterly cash dividend of $0.0375 per share, payable on June 9, 2008 to shareholders of record on May 19, 2008.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in the Form 10-K filed on March 3, 2008. Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one principal fuel supplier and one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	restrictive covenants in our debt agreements;

•	seasonality;

•	terrorist attacks;

•	potential conflicts of interest between our major stockholder and other stockholders and

•	other factors discussed under the heading “Managements Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the SEC.

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

Overview

We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (bpd), along with an associated crude oil pipeline and light products loading facilities. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 496 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. Additionally, we own a minority equity interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 75,000 bpd moderate complexity crude oil refinery and other pipeline and product terminals. The refinery is located in El Dorado, Arkansas.

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

Our sales and operating refined petroleum product prices fluctuate significantly with movements in crude oil and refined petroleum product prices. Both the spread between crude oil and refined petroleum product prices, and more recently the time lag between these fluctuations in those prices, affect our earnings. We compare our per barrel refining operating margin to certain industry benchmarks, specifically the U.S. Gulf Coast 5-3-2 crack spread. The U.S. Gulf Coast 5-3-2 crack spread represents the differential between Platt’s quotations for 3/5 of a barrel of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and 2/5 of a barrel of U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) on the one hand, and the first month futures price of 5/5 of a barrel of light sweet crude oil on the New York Mercantile Exchange, on the other hand.

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

Executive Summary of Recent Developments

Refining segment activity

At the refinery, we continue to work to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline. Our gasoline hydrotreater (GHT) should be operational in 2008. We also plan to spend approximately $65.0 million on crude optimization projects in 2008.

Our average throughput for the first quarter of 2008 was 58,100 barrels per day compared to 57,300 for the first quarter of 2007. Our utilization rate equaled 88.3% for the first quarter of 2008 compared to 88.4% during the first quarter of 2007. The introduction of ethanol as a component of blendstocks resulted in increased throughputs for the first quarter of 2008.

Sales volume for the first quarter of 2008 was 57,500 versus 55,900 barrels for the comparable period in the prior year. The introduction of ethanol blended gasoline contributed to the increase in our sales volume.

Our margin realization, adding back intercompany service fees, was $6.31 per barrel sold in the first quarter of 2008 versus $11.47 in the comparable period in 2007.

Continued optimization of the refinery operation allowed us to run over 5,500 barrels per day of West Texas Sour crude through the refinery and continue to maintain our light, high-value products at a 92.6% realization rate in the first quarter of 2008.

Marketing segment activity

Our marketing segment generated net sales for the 2008 first quarter of $184.3 million on sales of approximately 17,300 barrels per day of refined products compared to $120.7 million on sales of approximately 17,000 barrels per day in the first quarter of 2007. The increase in sales was primarily driven by an increase in the average sales prices of products sold during the quarter.

Retail segment activity

In the first quarter of 2008, we continued to move forward with plans to expand our new MAPCO Mart concept store and our proprietary food service offering, GrilleMarxtm with 3 locations under construction. We also initiated the rollout of our MAPCO Mart re-image campaign in 50 locations residing mostly in the Chattanooga and Georgia retail divisions. Capital spent on these projects in the first quarter of 2008 totaled $2.7 million and we expect to spend $17.0 million over the entire fiscal year 2008.

In the first quarter of 2008, private label merchandise sales represented 1.30% of total retail segment merchandise sales, excluding sales from the stores purchased from the Calfee Company of Dalton, Inc. in July 2007, compared to 1.18% of total retail segment merchandise sales in the first quarter of 2007. There are several new private label products in development and we intend to continue to introduce new items regularly. We are currently studying the brand appeal of our private label products and expect to update our packaging in the next few months.

Market Trends

Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum prices is our primary source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell.

We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in increases in the price of crude oil which outpaced product prices in the 2008 and 2007 first quarters. The average price of crude oil in the first quarters of 2008 and 2007 was $97.74 and $58.29 per barrel, respectively. The U.S. Gulf Coast 5-3-2 crack spread ranged from a high of $12.69 per barrel to a low of $5.48 per barrel during the first quarter of 2008. The 5-3-2 crack spread averaged $8.84 per barrel during the first quarter of 2008 compared to an average of $9.85 per barrel in the 2007 first quarter.

We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $2.19 per gallon to a high of $2.68 per gallon in the first quarter of 2008 and averaged $2.44 per gallon in the first quarter of 2008, which compares to an average of $1.63 per gallon in the 2007 first quarter. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise margins. Finally, the higher cost of fuel has also resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.

The cost of natural gas used for fuel in our Tyler refinery has also shown historic volatility. Our average cost of natural gas increased to $8.58 per million British Thermal Units (MMBTU) in the 2008 first quarter from $7.19 per MMBTU in the 2007 first quarter.

As part of our overall business strategy, management determines, based on the market and other factors, whether to maintain, increase or decrease inventory levels of crude or other intermediate feedstocks.

Factors Affecting Comparability

The comparability of our results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is affected by the following factors:

•	the completion of acquisitions, including the second quarter of 2007 purchase of 107 Calfee Company of Dalton, Inc. retail and convenience stores located primarily in south eastern Tennessee and northern Georgia (Calfee stores) and the purchase from existing shareholders of a 34.6% minority interest equity investment in Lion Oil Company (Lion Oil) in the third quarter of 2007;

•	the addition of ethanol blending at both our refining and retail segments

Summary Financial and Other Information

The following table provides summary financial data for Delek.

	Three Months Ended March 31,
	2008	2007(1)

Statement of Operations Data:
Net sales:
Refining	$552.8	$353.9
Marketing	184.3	120.7
Retail	481.0	331.0
Other	0.1	—

Total	1,218.2	805.6
Expenses:
Cost of goods sold	1,132.6	705.1
Operating expenses	57.9	46.8
General and administrative expenses	13.3	12.2
Depreciation and amortization	9.4	7.0

	1,213.2	771.1

Operating income	5.0	34.5

Interest expense	6.0	7.2
Interest income	(1.1)	(2.0)
Loss from equity method investment	6.5	—
Other expenses, net	0.8	0.6

	12.2	5.8

(Loss) income before income tax (benefit) expense	(7.2)	28.7
Income tax (benefit) expense	(2.2)	7.8

Net (loss) income	$(5.0)	$20.9

Basic and diluted (loss) earnings per share:
Basic (loss) earnings per share	$(0.09)	$0.41

Diluted (loss) earnings per share	$(0.09)	$0.40

Weighted average shares, basic	53,668,058	51,139,869
Weighted average shares, diluted	53,668,058	52,153,729
Cash Flow Data:
Cash flows provided by operating activities	$60.5	$42.3
Cash flows provided by investing activities	8.5	24.0
Cash flows (used in) provided by financing activities	(34.4)	67.2

Net increase in cash and cash equivalents	$34.6	$133.5

	Three Months Ended March 31, 2008
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$556.2	$481.0	$180.9	$0.1	$1,218.2
Intercompany marketing fees and sales	(3.4)	—	3.4	—	—
Operating costs and expenses:
Cost of goods sold	523.1	434.6	177.7	(2.8)	1,132.6
Operating expenses	22.1	35.5	0.2	0.1	57.9

Segment contribution margin	$7.6	$10.9	$6.4	$2.8	27.7

General and administrative expenses					13.3
Depreciation and amortization					9.4

Operating income					$5.0

Total assets	$461.1	$523.2	$85.1	$221.3	$1,290.7

Capital spending (excluding business combinations)	$31.3	$4.4	$0.2	$—	$35.9

	Three Months Ended March 31, 2007
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$356.7	$331.0	$117.9	$—	$805.6
Intercompany marketing fees and sales	(2.8)	—	2.8	—	—
Operating costs and expenses:
Cost of goods sold	299.0	291.5	114.6	—	705.1
Operating expenses	18.9	27.6	0.2	0.1	46.8

Segment contribution margin	$36.0	$11.9	$5.9	$(0.1)	53.7

General and administrative expenses					12.2
Depreciation and amortization					7.0

Operating income					$34.5

Total assets	$340.7	$432.3	$92.5	$185.8	$1,051.3

Capital spending (excluding business combinations)	$5.9	$2.3	$—	$—	$8.2

(1)	Refinery segment operating results reflect certain reclassifications made to conform first quarter previously reported balances to current year financial statement presentation. Sales of intermediate feedstock sales have been reclassified to net sales which had previously been presented on a net basis in cost of goods sold. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

Results of Operations

Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2008 versus the Three Months Ended March 31, 2007

For the first quarters of 2008 and 2007, we generated net sales of $1,218.2 million and $805.6 million, respectively, an increase of $412.6 million or 51.2%. The increase in net sales is primarily due to higher production volume and an increase in average sales prices at the refinery, higher sales prices in the retail segment and a $65.8 million increase related to the Calfee stores acquired in the second quarter of 2007.

Cost of goods sold was $1,132.6 million for the 2008 first quarter compared to $705.1 million for the 2007 first quarter, an increase of $427.5 million or 60.6%. The increase in cost of goods sold resulted from higher production volume and cost of crude at the refinery, higher fuel costs at the Retail segment and $58.1 million of costs associated with the inclusion of the Calfee stores.

Operating expenses were $57.9 million for the first quarter of 2008 compared to $46.8 million for the 2007 first quarter, an increase of $11.1 million or 23.7%. This increase was primarily due to $7.0 million related to the costs associated with the inclusion of the Calfee stores, higher credit card costs in the retail segment and higher utility expenses at the refinery.

General and administrative expenses were $13.3 million for the first quarter of 2008 compared to $12.2 million for the 2007 first quarter, an increase of $1.1 million. Although we do not allocate general and administrative expenses to the segments, we attribute this increase primarily to the additional expenses associated with the Calfee stores.

Depreciation and amortization was $9.4 million for the 2008 first quarter compared to $7.0 million for the 2007 first quarter. This increase was primarily due to the inclusion of depreciation expense associated with the Calfee stores.

Interest expense was $6.0 million in the 2008 first quarter compared to $7.2 million for the 2007 first quarter, a decrease of $1.2 million. This decrease was due to decreased indebtedness in the first quarter of 2008. Interest income was $1.1 million for the first quarter of 2008 compared to $2.0 million for the first quarter of 2007, a decrease of $0.9 million. This decrease was due to a lower yield realized on our investment of cash proceeds in US Treasuries in the first quarter of 2008 versus primarily auction rate securities in the first quarter of 2007.

Loss from equity method investment was $6.5 million in the first quarter of 2008 and includes our proportionate share of the loss from our Lion Oil equity investment for this period of $6.2 million and $0.3 million of depreciation expense related to the fair value differential for property, plant and equipment determined at the acquisition date of our equity investment in the third quarter of 2007. We include our proportionate share of the operating results of Lion Oil in its consolidated statements of operations two months in arrears.

Other expenses, net were $0.8 million in the first quarter of 2008 compared to $0.6 million in the 2007 first quarter and primarily relate to the change in fair market value of our interest rate derivatives.

Income tax (benefit) expense was $(2.2) million for the first quarter of 2008, compared to $7.8 million for the 2007 first quarter, a decrease of $10.0 million. This decrease primarily resulted from the net loss in the first quarter of 2008. Our effective tax rate was 30.6% for the first quarter of 2008, compared to 27.2% for the first quarter of 2007.

Operating Segments

We review operating results in three reportable segments: refining, marketing and retail.

Refining Segment

The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended
	March 31,
	2008	2007

Days operated in period	91	90
Total sales volume (average barrels per day)	57,509	55,856
Products manufactured (average barrels per day):
Gasoline	31,322	31,358
Diesel/Jet	21,305	20,665
Petrochemicals, LPG, NGLs	1,685	1,741
Other	2,529	2,102

Total production	56,841	55,866

Throughput (average barrels per day):
Crude oil	52,984	53,052
Other feedstocks	5,099	4,261

Total throughput	58,083	57,313

Per barrel of sales:
Refining operating margin	$5.66	$10.91
Refining operating margin excluding intercompany marketing service fees	$6.31	$11.47
Direct operating expenses	$4.21	$3.76
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$97.74	$58.29
US Gulf Coast 5-3-2 crack spread (per barrel)	$8.84	$9.85
US Gulf Coast unleaded gasoline (per gallon)	$2.44	$1.63
Low sulfur diesel (per gallon)	$2.79	$1.77
Ultra low sulfur diesel (per gallon)	$2.81	$1.79
Natural gas (per MMBTU)	$8.58	$7.19

Net sales for the refining segment were $552.8 million for the first quarter of 2008 compared to $353.9 million for the 2007 first quarter, an increase of $198.9 million or 56.2%. Net sales benefited from increased volume of product sold and an increase in the average sales price per barrel of $105.53 as compared to $70.07 in the first quarter of 2007.

Cost of goods sold for the first quarter of 2008 was $523.1 million compared to $299.0 million for the 2007 first quarter, an increase of $224.1 million or 75.0%. This cost increase was due to higher production volume during the quarter and an increase in crude costs. The average cost per barrel sold was $99.97 for the 2008 first quarter compared to $59.49 per barrel sold for the comparable period in 2007.

Our refining segment has a services agreement with our marketing segment, which among other things, requires the refining segment to pay service fees to the marketing segment based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This service agreement lowered the refining margin achieved by our refining segment in the first quarter of 2008 by $0.65 per barrel sold to $5.66 per barrel sold. Without this fee, the refining segment would have achieved a refining operating margin of $6.31 per barrel sold in the 2008 first quarter, which was 71.4% of the U.S. Gulf Coast crack spread, compared to $11.47 per barrel sold in the comparable 2007 period, which was 116.4% of the U.S. Gulf Coast crack spread. We eliminate this intercompany fee in consolidation.

Operating expenses were $22.1 million for the 2008 first quarter or $4.21 per barrel sold compared to $18.9 million for the 2007 first quarter or $3.76 per barrel sold. The increase in operating expense per barrel sold was primarily due to higher natural gas costs which averaged $8.58 per MMBTU in 2008 first quarter compared to $7.19 per MMBTU during the 2007 first quarter, an increase of $1.5 million, a $0.4 million increase in maintenance costs and a $0.8 million increase in contract labor. The increases in maintenance costs and contract labor resulted from unplanned maintenance events in 2008.

Contribution margin for the refining segment in the 2008 first quarter was $7.6 million, or 27.4% of our consolidated contribution margin.

Marketing Segment

The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended
	March 31,
	2008	2007

Days operated in period	91	90
Total sales volume (average barrels per day)	17,258	16,978
Products sold (average barrels per day):
Gasoline	8,042	7,757
Diesel/Jet	9,149	9,142
Other	67	79

Total sales (average barrels per day)	17,258	16,978

Direct operating expenses (per barrel of sales)	$0.13	$0.15

Net sales for the marketing segment were $184.3 million in the first quarter of 2008 compared to $120.7 million for the 2007 first quarter. Total sales volume averaged 17,258 barrels per day in the 2008 first quarter compared to 16,978 in the 2007 first quarter. The average sales price of gasoline and diesel also rose 52.5%, from an average of $1.79 per gallon in the first quarter of 2007 to $2.73 per gallon in the first quarter of 2008. Net sales included $3.4 million and $2.8 million of net service fees paid by our refining segment to our marketing segment for the 2008 and 2007 first quarters, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services.

Cost of goods sold was $177.7 million in the first quarter of 2008 approximating a cost per barrel sold of $113.15. This compares to cost of goods sold of $114.6 million for the first quarter of 2007, approximating a cost per barrel sold of $74.98. This cost per barrel resulted in an average gross margin of $4.22 per barrel in the 2008 first quarter compared to $4.02 per barrel in the 2007 first quarter. Additionally, we recognized gains during the 2008 first quarter and the 2007 first quarter of $0.4 million associated with settlement of nomination differences under long-term purchase contracts.

Operating expenses in the marketing segment were approximately $0.2 million for the first quarter of 2008 and $0.2 million for the 2007 first quarter and primarily relate to utilities and insurance costs.

Contribution margin for the marketing segment in the 2008 first quarter was $6.4 million, or 23.1% of our consolidated segment contribution margin.

Retail Segment

The table below sets forth certain information concerning our retail segment operations:

	Three Months
	Ended March 31,
	2008	2007

Number of stores (end of period)	496	395
Average number of stores	496	394
Retail fuel sales (thousands of gallons)	116,601	102,497
Average retail gallons per average number of stores (in thousands)	235	260

Retail fuel margin ($per gallon)	$0.126	$0.123
Merchandise sales (in thousands)	$97,124	$81,793

Merchandise margin %	32.3%	32.5%
Credit expense (% of gross margin)	10.5%	8.0%
Merchandise and cash over/short (% of net sales)	0.3%	0.3%
Operating expense/merchandise sales plus total gallons	16.0%	14.4%

Net sales for our retail segment in the first quarter of 2008 increased 45.3% to $481.0 million from $331.0 million in the 2007 first quarter. This increase was primarily due to the acquisition of the Calfee stores in the second quarter of 2007 and an increase in the retail fuel price per gallon of 36.3% to an average price of $3.09 per gallon in the first quarter of 2008 from an average price of $2.26 per gallon in the first quarter of 2007.

Retail fuel sales were 116.6 million gallons for the 2008 first quarter, compared to 102.5 million gallons for the 2007 first quarter. This increase was primarily due to the inclusion of the purchased Calfee stores which increased fuel gallons sold by 15.8 million gallons. Comparable store gallons decreased 1.3% between the first quarter of 2008 and the first quarter of 2007. Total fuel sales, including wholesale dollars, increased 54.1% to $383.9 million in the first quarter of 2008. The increase was primarily due to the increase in gallons sold noted above and an increase of $0.83 per gallon in the average retail price per gallon ($3.09 per gallon in the first quarter of 2008 compared to $2.26 per gallon in the first quarter of 2007).

Merchandise sales increased 18.7% to $97.1 million in the first quarter of 2008. The increase in merchandise sales was primarily due to $17.4 million in merchandise sales resulting from the inclusion of the Calfee stores. Our comparable store merchandise sales decreased by 2.2% due primarily to lower consumer spending.

Cost of goods sold for our retail segment increased 49.1% to $434.6 million in the first quarter of 2008. This increase was primarily due to the inclusion of the Calfee stores which increased cost of goods sold by 19.9% and an increase in the average cost per gallon of 38.3%, or an average cost of $2.96 per gallon in the first quarter of 2008 when compared to an average cost of $2.14 per gallon in the first quarter of 2007.

Operating expenses were $35.5 million in the 2008 first quarter, an increase of $7.9 million, or 28.6%. This increase was due primarily to $7.0 million in store operating costs from the inclusion of the Calfee stores. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 16.0% in the first quarter of 2008 from 14.4% in the first quarter of 2007.

Contribution margin for the retail segment in the 2008 first quarter was $10.9 million, or 39.4% of our consolidated contribution margin.

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

Additional capital may be required in order to consummate significant acquisitions. We would likely seek these additional funds from a variety of sources, including public or private debt and stock offerings, and borrowings under credit lines or other sources. There can be no assurance that we will be able to raise additional funds on favorable terms or at all.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended March 31,
	2008	2007

Cash Flow Data:
Cash flows provided by operating activities	$60.5	$42.3
Cash flows provided by investing activities	8.5	24.0
Cash flows (used in) provided by financing activities	(34.4)	67.2

Net increase in cash and cash equivalents	$34.6	$133.5

Cash Flows from Operating Activities

Net cash provided by operating activities was $60.5 million for the 2008 first quarter compared to $42.3 million for the 2007 first quarter. The increase in cash flows from operations in 2008 from 2007 was primarily due to a $86.9 million increase in accounts payable and other current liabilities, additional deprecation and amortization resulting from capital spending at our Tyler refinery and the deprecation associated with the purchase of the Calfee stores in the second quarter of 2007. These changes were partially offset by the net loss in the first quarter of 2008 and increases in accounts receivable, inventories and other current assets.

Cash Flows from Investing Activities

Net cash provided by investing activities was $8.5 million for the 2008 first quarter compared to $24.0 million in the 2007 first quarter. This decrease is primarily due to a $27.7 million increase in capital spending in the first quarter of 2008 as compared to the first quarter of 2007 and a $12.2 million net change in purchase and sales activity associated with our short-term investments.

Cash used in investing activities includes our capital expenditures during the current period of approximately $35.9 million, of which $31.3 million was spent on projects at our refinery, $4.4 million in our retail segment and $0.2 million in the marketing segment. During the 2007 first quarter, we spent $5.9 million on projects at our refinery and $2.3 million in our retail segment.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(34.4) million in the first quarter of 2008, compared to $67.2 million in the 2007 first quarter. The decrease in net cash from financing activities in the first quarter of 2008 primarily consisted of net payments on long-term revolvers of $22.4 million, compared to proceeds of $5.3 million in the first quarter of 2007 and the $65.0 million proceeds from debt instruments in the first quarter of 2007 with no comparable proceeds in the first quarter of 2008.

Cash Position and Indebtedness

As of March 31, 2008, our total cash and cash equivalents were $139.6 million and we had total indebtedness of approximately $322.9 million. Borrowing availability under our three separate revolving credit facilities was approximately $178.7 million and we had letters of credit outstanding of $213.6 million. We were in compliance with our covenants in all debt facilities as of March 31, 2008.

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the 2008 first quarter were $35.9 million, of which approximately $31.3 million was spent in our refining segment, $0.2 million in our marketing segment and $4.4 million in our retail segment.

Our total capital expenditure budget for the year ending December 31, 2008 is $150.5 million, of which we plan to spend approximately $24.5 million in the retail segment, $17.0 million of which is expected to consist of the completion of 3 new store builds and the re-imaging of 50 of our existing stores. With respect to the refining segment, we plan to spend approximately $42.0 million in 2008 to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline. We expect that in 2008 and 2009, the crude optimization projects will require $69.1 million to complete. In addition, we plan to spend approximately $49.1 million for other regulatory projects in our refining segment in 2008. In the three months ended March 31, 2008, we spent $19.4 million and $2.2 million, respectively, on regulatory and maintenance projects at the refinery, as well as an additional $9.7 million on discretionary projects. In our marketing segment, we expect to spend approximately $0.3 million on maintenance projects and another $0.7 million on discretionary projects in 2008.

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

We have no off-balance sheet arrangements as of March 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Changes in commodity prices (mainly petroleum crude oil and unleaded gasoline) and interest rates are our main sources of market risk. When we make the decision to manage our market exposure, our objective is generally to avoid losses from negative price changes, realizing we will not obtain the benefit of positive price changes.

Commodity Price Risk

Impact of Changing Prices.  Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Major shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate large changes in the operating margin in each of our segments. Gains and losses on transactions accounted for using mark-to-market accounting are reflected in cost of goods sold in the consolidated statements of operations at each period end. Gains or losses on commodity derivative contracts accounted for as cash flow hedges are recognized in other comprehensive income on the consolidated balance sheets and ultimately, when the forecasted transactions are completed in net sales or cost of goods sold in the consolidated statements of operations.

Price Risk Management Activities.  At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. In connection with our marketing segment’s supply contracts, we entered into certain futures contracts. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. At March 31, 2008 and December 31, 2007, we had open derivative contracts representing 79,000 barrels and 40,000 barrels, respectively, of refined petroleum products. We had an unrealized net (loss) gain of $(0.7) million and $0.1 million as of March 31, 2008 and December 31, 2007, respectively.

In December 2007, in connection with our offering of renewable fuels in our retail segment markets, we entered into a series of over the counter (OTC) swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade and a series of OTC swaps based on the futures price of unleaded gasoline as quoted on the New York Mercantile Exchange. In accordance with SFAS No. 133, all of these swaps are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. As of March 31, 2008, we had open derivative contracts representing 454,678 gallons of ethanol and had an unrealized net gain of $6.9 million for the three months ended March 31, 2008. As of March 31, 2008, we also had open derivative contracts representing 462,000 gallons of unleaded gasoline and had an unrealized net loss of $3.9 million for the three months ended March 31, 2008. We did not have any commodity futures contracts designated in cash flow hedges during the three months ended March 31, 2007.

In March 2008, we entered into a series of OTC swaps based on the future price of West Texas Intermediate Crude (WTI) as quoted on the NYMEX which fixed the purchase price of WTI for a predetermined number of barrels at future dates from July 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of Ultra Low Sulfur Diesel (ULSD) as quoted on the Gulf Coast ULSD PLATTS which fixed the sales price of ULSD for a predetermined number of gallons at future dates from July 2008 through December 2009.

In accordance with SFAS No. 133, the WTI and ULSD swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. For the three months ended March 31, 2008, Delek recorded unrealized losses as a component of other comprehensive income of $5.6 million ($3.6 million, net of deferred taxes) related to the change in the fair value of these swaps. The fair value of these contracts at the time the positions are closed will be recognized in income when the hedged items are recognized in income, beginning in April 2008. As of March 31, 2008, Delek had total unrealized gains (losses), net of deferred income taxes, in accumulated other comprehensive income of $(3.6) million associated with its cash flow hedges.

We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At March 31, 2008, we held approximately 1.2 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $61.40 per barrel. Replacement cost (FIFO) exceeded carrying value of LIFO costs by $49.4 million. We refer to this excess as our LIFO reserve.

Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $322.9 million as of March 31, 2008. We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with SFAS 133, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments decreased by $0.8 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of March 31, 2008 would be to change interest expense by $3.2 million. Increases in rates would be partially mitigated by the interest rate derivatives mentioned above. As of March 31, 2008, we had interest rate cap agreements in place representing $97.5 million in notional value with various settlement dates, the latest of which expires in July 2010. These interest rate caps range from 3.50% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.65% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was $0.2 million as of March 31, 2008.

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

PART II.

OTHER INFORMATION

Item 1A.  RISK FACTORS

There are no material changes to the risk factors previously disclosed in Delek’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 3, 2008.

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

Dated: May 9, 2008

EXHIBIT INDEX

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