Form 10-Q/A
period 2008-03-31
Delek US Holdings, Inc.
filed 2008-06-09
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Delek US Holdings, Inc. is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”) filed with the U.S. Securities and Exchange Commission (“SEC”) on May 9, 2008, solely to correct an inadvertent error in Item 3 of Part I of the Form 10-Q. As described in Item 8.01 of our Form 8-K filed with the SEC on May 29, 2008, the volumes of ethanol (454,678) and unleaded gasoline (460,000) set forth in Item 3 of Part I of the Form 10-Q were incorrectly reported in gallons rather than in barrels.
This Form 10-Q/A continues to speak as of the date of the Form 10-Q and no attempt has been made to modify or update disclosures in the original Form 10-Q except as noted above. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures. Information not affected by this Form 10-Q/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Form 10-Q. Accordingly, this 10-Q/A should be read in conjunction with the original Form 10-Q.
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
In December 2007, in connection with our offering of renewable fuels in our retail segment markets, we entered into a series of over the counter (OTC) swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade and a series of OTC swaps based on the futures price of unleaded gasoline as quoted on the New York Mercantile Exchange. In accordance with SFAS No. 133, all of these swaps are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. As of March 31, 2008, we had open derivative contracts representing 454,678 barrels of ethanol and had an unrealized net gain of $6.9 million for the three months ended March 31, 2008. As of March 31, 2008, we also had open derivative contracts representing 462,000 barrels of unleaded gasoline and had an unrealized net loss of $3.9 million for the three months ended March 31, 2008. We did not have any commodity futures contracts designated in cash flow hedges during the three months ended March 31, 2007.

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
ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.
By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Chief Executive Officer and President

By:	/s/ Edward Morgan
Edward Morgan
Vice President and Chief Financial Officer

Dated: June 9, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act (filed herewith)