Form 10-Q
period 2008-06-30
Delek US Holdings, Inc.
filed 2008-08-11
CIK 1351541

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

At August 1, 2008, there were 53,680,570 shares of common stock, $0.01 par value, outstanding.

Part I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2008	2007
	(In millions, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$86.4	$105.0
Short-term investments	—	44.4
Accounts receivable	170.1	118.8
Inventory	165.1	130.6
Other current assets	23.6	47.7

Total current assets	445.2	446.5

Property, plant and equipment:
Property, plant and equipment	714.8	644.3
Less: accumulated depreciation	(115.5)	(98.2)

Property, plant and equipment, net	599.3	546.1

Goodwill	91.6	89.0
Other intangibles, net	11.0	11.6
Equity method investment	132.4	139.5
Other non-current assets	17.6	11.6

Total assets	$1,297.1	$1,244.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$326.8	$248.6
Current portion of long-term debt and capital lease obligations	31.7	10.8
Note payable	45.0	—
Accrued expenses and other current liabilities	81.9	45.6

Total current liabilities	485.4	305.0
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	243.3	344.4
Environmental liabilities, net of current portion	5.2	6.7
Asset retirement obligations	6.4	5.3
Deferred tax liabilities	48.3	60.3
Other non-current liabilities	13.4	10.1

Total non-current liabilities	316.6	426.8
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 53,680,570 and 53,666,570 shares issued and outstanding, respectively	0.5	0.5
Additional paid-in capital	275.9	274.1
Accumulated other comprehensive income	(13.9)	0.3
Retained earnings	232.6	237.6

Total shareholders’ equity	495.1	512.5

Total liabilities and shareholders’ equity	$1,297.1	$1,244.3

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions, except share and per share data)

Net sales	$1,449.6	$1,103.1	$2,667.8	$1,908.7
Operating costs and expenses:
Cost of goods sold	1,354.7	923.8	2,487.3	1,628.9
Operating expenses	64.6	56.5	122.5	103.3
General and administrative expenses	12.6	13.8	25.9	26.0
Depreciation and amortization	9.2	8.0	18.6	15.0
Gain on sale of assets	(2.9)	—	(2.9)	—

	1,438.2	1,002.1	2,651.4	1,773.2

Operating income	11.4	101.0	16.4	135.5

Interest expense	5.7	8.3	11.7	15.5
Interest income	(0.5)	(3.2)	(1.6)	(5.2)
Loss from equity method investment	0.6	—	7.1	—
Other expenses (income), net	(0.1)	(0.4)	0.7	0.2

	5.7	4.7	17.9	10.5

Income before income tax expense	5.7	96.3	(1.5)	125.0
Income tax expense	1.7	29.1	(0.5)	36.9

Net income (loss)	$4.0	$67.2	$(1.0)	$88.1

Basic earnings (loss) per share	$0.07	$1.31	$(0.02)	$1.72

Diluted earnings (loss) per share	$0.07	$1.29	$(0.02)	$1.69

Weighted average common shares outstanding:
Basic	53,671,164	51,176,711	53,669,611	51,158,392

Diluted	54,418,019	52,255,690	53,669,611	52,206,022

Dividends declared per common share outstanding	$0.0375	$—	$0.0750	$0.2725

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In millions)

Cash flows from operating activities:
Net (loss) income	$(1.0)	$88.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18.6	15.0
Amortization of deferred financing costs	2.2	2.6
Accretion of asset retirement obligations	0.4	0.2
Deferred income taxes	(4.1)	5.3
Loss from equity method investment	7.1	—
Loss on interest rate derivative instruments	0.7	0.2
Gain on sale of assets	(2.9)	—
Stock-based compensation expense	1.8	1.5
Income tax benefit of stock-based compensation	—	(0.2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(51.3)	(24.6)
Inventories and other current assets	(10.2)	1.1
Accounts payable and other current liabilities	92.2	43.6
Non-current assets and liabilities, net	(9.2)	2.4

Net cash provided by operating activities	44.3	135.2

Cash flows from investing activities:
Purchases of short-term investments	(472.8)	(600.9)
Sales of short-term investments	517.2	459.7
Business combinations, net of cash acquired	—	(72.2)
Purchases of property, plant and equipment	(71.5)	(27.0)
Proceeds from sale of property, plant and equipment	3.9	—

Net cash used in investing activities	(23.2)	(240.4)

Cash flows from financing activities:
Net (repayments) proceeds from long-term revolver	(21.3)	13.8
Proceeds from other debt instruments	20.0	65.0
Payments on debt and capital lease obligations	(33.9)	(1.0)
Proceeds from exercise of stock options	—	1.8
Income tax benefit of stock-based compensation	—	0.2
Dividends paid	(4.0)	(13.9)
Deferred financing costs paid	(0.5)	(1.3)

Net cash (used in) provided by financing activities	(39.7)	64.6

Net decrease in cash and cash equivalents	(18.6)	(40.6)
Cash and cash equivalents at the beginning of the period	105.0	101.6

Cash and cash equivalents at the end of the period	$86.4	$61.0

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest of $2.4 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively	$7.2	$10.8

Income taxes	$—	$1.4

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

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

We are a controlled company under the rules and regulations of the New York Stock Exchange where our shares are traded under the symbol “DK.” As of June 30, 2008, approximately 73.4% of our outstanding shares are beneficially owned by Delek Group Ltd. (Delek Group), a conglomerate that is domiciled and publicly traded in Israel, has significant interests in fuel supply businesses and is controlled indirectly by Mr. Itshak Sharon (Tshuva).

Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results primarily in three segments: refining, marketing and retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operating terminals. The retail segment markets gasoline, diesel and other refined petroleum products and convenience merchandise through a network of 497 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 8. In addition, we own a minority equity interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 75,000 barrel per day high-conversion crude oil refinery and other pipeline and product terminals, which is more fully discussed in Note 5.

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

Reclassifications

Certain balance sheet amounts, primarily associated with various receivables and payables, have been reclassified using a gross presentation method to conform to current year reporting.

Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expense, general and administrative expenses, and depreciation and amortization. This change in presentation, which was made as of December 31, 2007, resulted in a decrease in cost of goods sold totaling $0.5 million and $1.7 million for the three and six months ended June 30, 2007. These other expenses were increased, in total, by the same amounts. These reclassifications had no effect on net income or shareholders’ equity, as previously reported.

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

Due to the uncertainty in the credit markets in the last several months, one of our auction rate investments held an auction which was not fully subscribed in February 2008. At June 30, 2008, this A2/A rated investment totaled $5.6 million. The auction failure resulted in an interest rate reset that increased the rate by 99 basis points. Due to the failure of the auction, we have reclassified this investment to other non-current assets on the accompanying condensed consolidated balance sheet as of June 30, 2008. If this security continues to experience failed auctions or its credit ratings deteriorate, we may adjust the carrying value of this investment. Based on our ability to access cash and cash equivalents and our expected operating cash flows, we currently do not anticipate the lack of liquidity on this auction rate security to materially impact our overall liquidity.

Accounts Receivable

Accounts receivable primarily represent receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek has an allowance for doubtful accounts related to trade receivables of less than $0.1 million as of both June 30, 2008 and December 31, 2007. All other accounts receivable amounts are considered to be fully collectible.

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

Property, plant and equipment and accumulated depreciation by reporting segment as of and for the three and six months ended June 30, 2008 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated

Property, plant and equipment	$254.5	$33.3	$425.0	$2.0	$714.8
Less: Accumulated depreciation	(20.5)	(3.2)	(91.7)	(0.1)	(115.5)

Property, plant and equipment, net	$234.0	$30.1	$333.3	$1.9	$599.3

Depreciation expense (three months ended June 30, 2008)	$2.8	$0.5	$5.6	$—	$8.9

Depreciation expense (six months ended June 30, 2008)	$5.5	$0.9	$11.6	$—	$18.0

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. We do not believe any property, plant and equipment impairment exists as of June 30, 2008.

Capitalized Interest

Delek had several capital construction projects in the refining segment and construction related to the new “prototype” stores being built in the retail segment. The refining segment capitalized interest of $1.1 million and $2.3 million, respectively for the three and six months ended June 30, 2008 and $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2007. The retail segment capitalized $0.1 million of interest for the six months ended June 30, 2008 and a nominal amount of interest for the three and six months ended June 30, 2007. There was no interest capitalized by the marketing segment for the three or six months ended June 30, 2008 or 2007.

Refinery Turnaround Costs

Refinery turnaround costs are incurred in connection with planned shutdowns and inspections of the refinery’s major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. During December 2005, we successfully completed a major turnaround covering the fluid catalytic cracking unit, sulfuric acid alkylation unit, sulfur recovery unit, amine unit and kerosene and gasoline treating units. Turnaround activities for other units are expected to occur during 2009.

Goodwill

Goodwill is accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This statement addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment tests based on their estimated fair value. In accordance with the provisions of SFAS 142, we perform an annual review of impairment of goodwill in the fourth quarter by comparing the carrying value of the applicable reporting unit to its estimated fair value. Additionally, goodwill is tested for impairment between annual reviews if an event occurs such that it would be more likely than not that a reduction in carrying amount has occurred. If the reporting unit’s carrying amount exceeds its fair value, the impairment test must be completed by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. We do not believe any goodwill impairment exists as of June 30, 2008.

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments

Effective January 1, 2008, Delek adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), which pertain to certain balance sheet items measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS 157 may change the method of calculating fair value, it does not require any new fair value measurements. See Note 9 for further discussion.

Effective January 1, 2008, Delek adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — an amendment of FASB Statement No. 115 (SFAS 159). This statement permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. At January 1, 2008, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other accounting standards, so the adoption of SFAS 159 did not impact our condensed consolidated financial statements.

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

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of June 30, 2008 and December 31, 2007 is as follows (in millions):

	Six Months	Year Ended
	Ended June 30,	December 31,
	2008	2007

Beginning balance	$5.3	$3.3
Additional liabilities(1)	0.7	1.5
Acquired liabilities	—	0.7
Liabilities settled	—	(0.3)
Accretion expense	0.4	0.1

	$6.4	$5.3

(1)	This amount represents management’s recognition of an asset retirement obligation associated with additional underground storage tanks at various retail stores which previously was not assessed as required.

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Cost of Goods Sold and Operating Expenses

For the retail segment, cost of goods sold comprises the costs of specific products sold. Operating expenses include costs such as wages of employees at the stores, lease and utilities expense for the stores, credit card interchange transaction charges and other costs of operating the stores. For the refining segment, cost of goods sold includes all the costs of crude oil, feedstocks and external costs. Operating expenses include the costs associated with the actual operations of the refinery. For the marketing segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned terminals, terminaling expense at third-party locations and pipeline maintenance costs.

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

Advertising Costs

Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the three and six months ended June 30, 2008 was $0.7 million and $1.3 million, respectively, and $0.4 million and $1.0 million, respectively, for the three and six months ended June 30, 2007.

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

Delek adopted the provisions of FIN 48 effective January 1, 2007. The adoption of the interpretation to all of Delek’s tax positions resulted in an increase in the liability for unrecognized tax benefits and a cumulative effect adjustment of $0.1 million recognized as an adjustment to retained earnings. At January 1, 2007, Delek had unrecognized tax benefits of $0.2 million which, if recognized, would affect our effective tax rate. There were no significant changes to the liability for unrecognized tax benefits during the three or six months ended June 30, 2008 or 2007.

Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004 or state and local income tax examinations by tax authorities for the years before 2003. The Internal Revenue Service has examined Delek’s income tax returns through 2004 and during the second quarter of 2008, began the process of examining the returns for 2005 and 2006. Delek does not anticipate any significant changes to its financial position or cash payouts as a result of FIN 48 adjustments within the next twelve months.

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. A nominal amount of interest was recognized related to unrecognized tax benefits during the three and six months ended June 30, 2008 and 2007.

Delek benefits from federal tax incentives related to its refinery operations. Specifically, Delek is entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, in 2007 Delek was entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items reduces Delek’s federal effective tax rate to an amount that, for the three and six months ended June 30, 2007, is less than the statutory rate of 35%.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings (loss) per share are as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average common shares outstanding	53,671,164	51,176,711	53,669,611	51,158,392
Dilutive effect of equity instruments	746,855	1,078,979	—	1,047,630

Weighted average common shares outstanding, assuming dilution	54,418,019	52,255,690	53,669,611	52,206,022

Outstanding stock options totaling 1,912,327 common shares were excluded from the diluted earnings per share calculation for both the three and six months ended June 30, 2008. Outstanding stock options totaling 864,195 and 1,755,496 common shares were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2007, respectively. These share equivalents did not have a dilutive effect under the treasury stock method. Outstanding stock options totaling 764,688 were also excluded from the diluted earnings per share calculation for the six months ended June 30, 2008 because of their anti-dilutive effect due to the net loss for the period.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Shareholders’ Equity

On May 1, 2008, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.0375 per common share, payable to shareholders of record on May 19, 2008. This dividend was paid on June 9, 2008.

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

Comprehensive Income (Loss)

For the three and six months ended June 30, 2008, comprehensive income (loss) includes net income (loss) and changes in the fair value of derivative instruments designated as cash flow hedges. Comprehensive income for the three and six months ended June 30, 2007 was equivalent to net income (in millions).

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$4.0	$67.2	$(1.0)	$88.1
Other comprehensive income (loss):
Net unrealized loss on derivative instruments, Net of tax benefit of $6.1 and $8.1 for the three and six months ended June 30, 2008	(10.3)	—	(14.2)	—

Comprehensive (loss) income	$(6.3)	$67.2	$(15.2)	$88.1

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

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51(SFAS 160), which changes the classification of non-

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

controlling interests, sometimes called a minority interest, in the consolidated financial statements. Additionally, this statement establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. This statement is effective January 1, 2009, and will be applied prospectively with the exception of the presentation and disclosure requirements which must be applied retrospectively. Delek has no minority interest reporting in its consolidated reporting, therefore adoption of SFAS 160 is not expected to have an impact on its financial position or results of operations.

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

3.	Inventory

Carrying value of inventories consisted of the following (in millions):

	June 30,	December 31,
	2008	2007

Refinery raw materials and supplies	$51.6	$20.7
Refinery work in process	27.6	19.1
Refinery finished goods	16.7	28.3
Retail fuel	20.3	22.9
Retail merchandise	33.7	36.0
Marketing refined products	15.2	3.6

Total Inventories	$165.1	$130.6

At June 30, 2008 and December 31, 2007, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $85.5 million and $47.6 million, respectively.

Temporary Liquidations

During the three months ended June 30, 2008, we incurred a temporary LIFO liquidation gain in our refinery inventory of $0.1 million, which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued expenses and other current liabilities in the accompanying June 30, 2008 condensed consolidated balance sheet.

During the three months ended June 30, 2007, we carried a temporary LIFO liquidation gain in our refinery inventory of $0.5 million, which was restored by the end of the year. The temporary LIFO liquidation gain was deferred as a component of accrued expenses and other current liabilities.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Permanent Liquidations

During the three months ended June 30, 2008, we incurred a permanent reduction in the LIFO layer resulting in a liquidation in our refinery work in process and finished goods inventories in the amount of $12.5 million, in addition to the permanent reduction incurred during the first quarter of 2008 in the amount of $2.4 million. Of the $12.5 million gain recognized in the three months ended June 30, 2008, $10.0 million related to a reduction in management’s estimated year-end LIFO inventory levels. The total liquidation gain incurred in the six months ended June 30, 2008 was $14.9 million. This liquidation, which represents a reduction of approximately 214,000 barrels, was recognized as a reduction of cost of goods sold in the six months ended June 30, 2008.

During the three months ended June 30, 2007, we incurred a permanent reduction in the LIFO layer resulting in a liquidation gain in our refinery finished goods inventory in the amount of $1.5 million, in addition to the permanent reduction incurred during the first quarter of 2007 in the amount of $0.5 million. The total liquidation gain incurred in the six months ended June 30, 2007 was $2.0 million. This liquidation gain represents a reduction of approximately 227,000 barrels and was recognized as a reduction of cost of goods sold in the six months ended June 30, 2007.

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

Inventory	$6.7
Property, plant and equipment	64.3
Other assets	2.0
Goodwill	11.2
Other intangible assets	0.5
Current and non-current liabilities	(10.1)

$74.6

The Calfee acquisition was accounted for using the purchase method of accounting, as prescribed in SFAS 141, and the results of operations associated with the Calfee stores have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. Delek has finalized the valuation work associated with certain intangibles. During the six months ended June 30, 2008, the final allocation of the Calfee acquisition purchase price resulted in a net increase to goodwill of $2.6 million.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Equity Method Investment

Investment in Lion Oil Company

On August 22, 2007, Delek completed the acquisition of approximately 28.4% of the issued and outstanding shares of common stock of Lion Oil Company (Lion Oil). On September 25, 2007, Delek completed the acquisition of an additional approximately 6.2% of the issued and outstanding shares of Lion Oil, bringing its total ownership interest to approximately 34.6%. Total cash consideration paid to the sellers by Delek in both transactions totaled approximately $88.2 million. Delek also incurred and capitalized $0.9 million in acquisition transaction costs. In addition to cash consideration, Delek issued to one of the sellers 1,916,667 unregistered shares of Delek common stock, par value $0.01 per share, valued at $51.2 million using the closing price of our stock on the date of the acquisition. As of June 30, 2008, our total investment in Lion Oil was $132.4 million.

Lion Oil, a privately held Arkansas corporation, owns and operates a 75,000 barrel per day, crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s 180 convenience stores in the Memphis and Nashville markets. These product purchases are made at market value and totaled $6.0 million and $8.4 million during the three and six months ended June 30, 2008, respectively.

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

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Gross profit (including refinery operating costs)	$2.9	$—	$(5.8)	$—
Terminal operating expenses	0.8	—	1.6	—
Net loss	(0.5)	—	(6.7)	—

	June 30,	December 31,
	2008	2007

Current assets	$141.3	$89.3
Total assets	261.6	190.0
Current liabilities	87.1	66.8
Non-current liabilities	167.5	22.7
Equity in net assets	94.1	100.5

In addition to the net loss above, Delek recognized $0.1 and $0.4 million in amortization of the equity investment for the three and six months ended June 30, 2008, respectively. The difference between the cost of Delek’s investment in Lion Oil and its share of underlying equity in the net assets of Lion Oil is attributable to the difference between the fair value at the date of acquisition and Lion Oil’s historical cost. The portion of the difference attributable to the refinery is being amortized over the estimated remaining useful life at the date of acquisition, which is 25 years. The remaining difference is attributable to base levels of inventory which will be recognized when the base level of inventory is liquidated.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Long-Term Obligations and Short-Term Note Payable

Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	June 30,	December 31,
	2008	2007

Senior secured credit facility — term loan	$131.9	$145.6
Senior secured credit facility — revolver	40.0	49.0
Fifth Third — revolver	21.0	34.3
Reliant Bank — revolver	1.0	—
Lehman note	45.0	65.0
Promissory notes	80.0	60.0
Capital lease obligations	1.1	1.3

	320.0	355.2
Less:
Current portion of long-term debt and capital lease obligations	76.7	10.8

	$243.3	$344.4

Senior Secured Credit Facility

The senior secured credit facility consists of a $120.0 million revolving credit facility and $165.0 million term loan facility which as of June 30, 2008, had $40.0 million outstanding under the revolver and $131.9 million outstanding under the term loan. Borrowings under the senior secured credit facility are secured by substantially all the assets of MAPCO Express, Inc. and its subsidiaries. Letters of credit outstanding under the facility totaled $21.3 million as of June 30, 2008. The senior secured credit facility term loan requires quarterly principal payments of approximately 0.25% of the principal balance through March 31, 2011 and a balloon payment of approximately 94.25% of the principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $15.6 million in April 2006 and $9.5 million in March 2008. In June 2008, Express sold real property operated by a third party for $3.9 million. The proceeds of this sale, net of expenses, were used to pay down the term loan. The senior secured credit facility revolver is payable in full upon maturity on April 28, 2010 with periodic interest repayment requirements. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” loan. Interest is payable quarterly for Base Rate loans and for the applicable interest period on Eurodollar loans. At June 30, 2008, the weighted average borrowing rate was approximately 5.1% for the senior secured credit facility term loan and 4.8% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment under the senior secured credit facility revolver. Amounts available under the senior secured revolver as of June 30, 2008 were approximately $58.7 million.

We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We were in compliance with all covenant requirements as of June 30, 2008.

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

In addition, the SunTrust ABL revolver supports our issuances of letters of credit used primarily in connection with the purchases of crude oil for use in our refinery that at no time may exceed the aggregate borrowing capacity available under the SunTrust ABL revolver. As of June 30, 2008, we had no outstanding borrowings under the agreement but had letters of credit outstanding totaling approximately $219.2 million. Excess collateral capacity under the SunTrust ABL revolver as of June 30, 2008 was $73.6 million.

The SunTrust ABL revolver contains a negative covenant that prohibits us from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against the property, plant and equipment of the refinery, subject to customary exceptions for certain permitted liens.

Under the SunTrust ABL revolver, we are also subject to certain non-financial covenants and, in the event that our availability under the borrowing base is less than $30.0 million on the measurement date, to certain financial covenants. We were in compliance with all covenant requirements as of June 30, 2008.

Fifth Third Revolver

In conjunction with the Pride Acquisition discussed in Note 1, on July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this revolver were used to fund the working capital needs of our new subsidiary, Delek Marketing & Supply, LP. The Fifth Third revolver initially matured on July 30, 2007, but on July 27, 2007 the maturity was extended until January 31, 2008. On December 19, 2007, we amended and restated our existing revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $50.0 to $75.0 million, including a $25.0 million sub-limit for letters of credit, and extended the maturity of the facility to December 19, 2012. The revolver bears interest at our election at either (x) a spread of 1.5% to 2.5%, as determined by a leverage-based pricing matrix, over the LIBOR for the applicable interest period or (y) a spread of 0.0% to 1.0%, as determined by the same matrix, over Fifth Third’s base rate. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply, LP. As of June 30, 2008, the weighted average borrowing rate for amounts borrowed was 4.6%. We have letters of credit outstanding of $23.0 million as of June 30, 2008. Amounts available under the Fifth Third revolver as of June 30, 2008 were approximately $31.0 million. We are required to comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of June 30, 2008.

Lehman Credit Agreement

On March 30, 2007, Delek entered into a credit agreement with Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint book runner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint book runner. The credit agreement provides for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the assets of Calfee Company of Dalton, Inc. and affiliates, and to pay related costs and expenses in April 2007. The loans become due on March 30, 2009 and bear interest, at Delek’s election in accordance with the terms of the credit agreement, at either a Base Rate or Eurodollar rate, plus in each case, an applicable margin of initially 1.0% in respect of Base Rate loans, and 2.0% in respect of Eurodollar loans, which applicable margin is subject to increase depending on the number of days the loan remains outstanding. Interest is payable quarterly for Base Rate loans and for the applicable interest period for Eurodollar loans. As of June 30, 2008, the weighted average borrowing rate was 6.0%. This agreement was amended in June 2008 to redefine certain

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

financial covenants required under the agreement. We are required to comply with certain financial and non-financial covenants under this credit agreement. We were in compliance with all covenant requirements as of June 30, 2008.

Promissory Notes

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (IDB Note). The proceeds of this note were used to repay the existing promissory notes in favor of Israel Discount Bank and Bank Leumi US. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.0% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by us. As of June 30, 2008 the weighted average borrowing rate for amounts borrowed under the IDB Note was 4.6%.

On July 27, 2006, we executed a $30.0 million promissory note in favor of Bank Leumi US. The proceeds of this note were used to fund a portion of the Pride Acquisition and its working capital needs. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days. As of June 30, 2008, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 6.0%. We are not required to comply with any financial or non-financial covenants under these notes.

On May 12, 2008, we executed a second promissory note in favor of Bank Leumi US for $20.0 million. The proceeds of this note were used to reduce short term debt and for working capital needs. This note matures on May 11, 2011, and bears interest, payable for the applicable interest period, at a spread of 2.825% per year over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days. As of June 30, 2008, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 5.6%. In connection with the execution of this note, Delek incurred and capitalized $0.3 million in deferred financing costs in the three and six months ended June 30, 2008 that will be amortized over the term of the facility. We are required to comply with certain financial and non-financial covenants under this credit agreement. We were in compliance with all covenant requirements as of June 30, 2008.

Reliant Bank Revolver

On March 28, 2008, we entered into a revolving credit agreement with Reliant Bank, a Tennessee bank, headquartered in Brentwood, Tennessee. The credit agreement provides for unsecured loans of up to $12.0 million and we had $1.0 million in borrowings under this facility as of June 30, 2008. This loan becomes due on March 31, 2011 and bears interest, payable for the applicable interest period, at a spread of 2.5% per year over the 30 day LIBOR rate. As of June 30, 2008, the weighted average borrowing rate for amounts borrowed under this agreement was 5.0%. We are required to comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of June 30, 2008.

Letters of Credit

As of June 30, 2008, Delek had in place letters of credit totaling approximately $266.3 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude oil for the refinery, purchases of refined product for our marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at June 30, 2008.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Interest-Rate Derivative Instruments

Delek had interest rate cap agreements in place totaling $97.5 million and $98.8 million of notional principal amounts at June 30, 2008 and December 31, 2007, respectively. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the senior secured credit facility. However, as we have elected to not apply the permitted hedge treatment, including formal hedge designation and documentation, in accordance with the provisions of SFAS 133, as amended, the fair value of the derivatives is recorded in other non-current assets in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature on various dates ranging from July 2008 through July 2010. The estimated fair value of interest rate swap and interest rate cap agreements at June 30, 2008 and December 31, 2007 totaled $0.3 million and $1.0 million, respectively.

In accordance with SFAS 133, as amended, we recorded non-cash expense (income) representing the change in estimated fair value of the interest rate cap agreements of $(0.1) million and $0.7 million, respectively, for the three and six months ended June 30, 2008 and $(0.4) million and $0.2 million, respectively, for the three and six months ended June 30, 2007.

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

Compensation Expense Related to Equity-based Awards

Compensation expense for the equity-based awards amounted to $0.9 million ($0.5 million, net of taxes) and $1.8 million ($1.2 million, net of taxes) for the three and six months ended June 30, 2008, respectively and $0.8 million ($0.5 million, net of taxes) and $1.5 million ($1.1 million, net of taxes) for the three and six months ended June 30, 2007, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

As of June 30, 2008, there was $6.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.

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

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of June 30, 2008, we had 497 stores in total consisting of 264 located in Tennessee, 94 in Alabama, 81 in Georgia, 36 in Virginia and 15 in Arkansas. The remaining 7 stores are in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names MAPCO Express®, MAPCO Mart®, East Coast®, Discount Food Marttm, Fast Food and Fueltm and Favorite Markets® brands. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. Management reporting also provides tracking of product sales across the system, activity associated with specific acquisitions and activity by brand. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.

Our refining business has a services agreement with our marketing segment, which among other things, requires the refining segment to pay service fees to the marketing segment based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $3.6 million and $7.0 million, respectively, in the three and six months ended June 30, 2008 and $3.8 million and $6.6 million, respectively, in the three and six months ended June 30, 2007. All inter-segment transactions have been eliminated in consolidation.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and for the Three Months Ended June 30, 2008
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$636.9	$579.6	$232.9	$0.2	$1,449.6
Intercompany marketing fees and sales	(3.6)	—	3.6	—	—
Operating costs and expenses:
Cost of goods sold	587.5	523.3	230.2	13.7	1,354.7
Operating expenses	25.3	39.0	0.2	0.1	64.6

Segment contribution margin	$20.5	$17.3	$6.1	$(13.6)	30.3

General and administrative expense					12.6
Depreciation and amortization					9.2
Gain on sale of assets					(2.9)

Operating income					$11.4

Total assets	$458.6	$538.4	$100.7	$199.4	$1,297.1

Capital spending (excluding business combinations)	$26.7	$8.4	$0.5	$—	$35.6

	As of and for the Three Months Ended June 30, 2007
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$439.2	$486.4	$177.4	$0.1	$1,103.1
Intercompany marketing fees and sales	(3.8)	—	3.8	—	—
Operating costs and expenses:
Cost of goods sold	321.4	430.8	171.6	—	923.8
Operating expenses	18.9	37.2	0.3	0.1	56.5

Segment contribution margin	$95.1	$18.4	$9.3	$—	122.8

General and administrative expense					13.8
Depreciation and amortization					8.0

Operating income					$101.0

Total assets	$418.1	$522.3	$97.2	$114.9	$1,152.5

Capital spending (excluding business combinations)	$13.7	$5.1	$—	$—	$18.8

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	For the Six Months Ended June 30, 2008
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$1,193.1	$1,060.6	$413.8	$0.3	$2,667.8
Intercompany marketing fees and sales	(7.0)	—	7.0	—	—
Operating costs and expenses:
Cost of goods sold	1,110.6	957.9	407.9	10.9	2,487.3
Operating expenses	47.4	74.5	0.4	0.2	122.5

Segment contribution margin	$28.1	$28.2	$12.5	$(10.8)	58.0

General and administrative expense					25.9
Depreciation and amortization					18.6
Gain on sale of assets					(2.9)

Operating income					$16.4

Capital spending (excluding business combinations)	$58.0	$12.8	$0.7	$—	$71.5

	For the Six Months Ended June 30, 2007
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$795.9	$817.3	$295.3	$0.2	$1,908.7
Intercompany marketing fees and sales	(6.6)	—	6.6	—	—
Operating costs and expenses:
Cost of goods sold	620.4	722.3	286.2	—	1,628.9
Operating expenses	37.8	64.8	0.5	0.2	103.3

Segment contribution margin	$131.1	$30.2	$15.2	$—	176.5

General and administrative expense					26.0
Depreciation and amortization					15.0

Operating income					$135.5

Capital spending (excluding business combinations)	$19.5	$7.5	$—	$—	$27.0

(1)	Refinery segment operating results reflect certain reclassifications made to conform first quarter previously reported balances to current year financial statement presentation. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

9.	Derivative Instruments

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

We value our exchange-cleared derivatives using unadjusted closing prices provided by the exchange as of the balance sheet date, and these are classified as Level 1 in the fair value hierarchy. Over the counter (OTC) commodity swaps and physical commodity purchase and sale contracts are generally valued using quotations provided by brokers based on exchange pricing and/or price index developers such as PLATTS and ARGUS. These are classified as Level 2. We currently do not carry any longer-term contracts or less liquid contracts, as all of our derivatives are supported by actively traded futures markets.

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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2008, was:

	As of June 30, 2008
	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$0.1	$132.5	$—	$132.6
Interest rate derivatives	—	0.3	—	0.3
Auction rate investment	—	5.6	—	5.6

Total Assets	0.1	138.4	—	138.5
Liabilities
Commodity derivatives	—	(165.0)	—	(165.0)

Net assets (liabilities)	$0.1	$(26.6)	$—	$(26.5)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by SFAS 157. Derivative assets and liabilities with the same counterparty are not netted, where the legal right of offset exists. This differs from the presentation in the financial statements which reflects the

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

company’s policy under the guidance of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of June 30, 2008, $32.4 million of net derivative positions are included in other current liabilities and as of December 31, 2007, $0.6 million is included in other current assets and $0.2 million is included in other current liabilities on the accompanying condensed consolidated balance sheets. As of June 30, 2008, $11.4 million of cash collateral is held by counterparty brokerage firms.

Gain/Loss Recognition

Delek uses swaps, options, futures, forwards and other derivative instruments for risk management purposes. A discussion of the accounting for each type of derivative follows.

Swaps

In December 2007, in conjunction with providing renewable E-10 products in our retail markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade which fixed the purchase price of ethanol for a predetermined number of gallons at future dates from April 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the NYMEX which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from April 2008 through December 2009. Delek recorded unrealized losses of $13.2 million and $10.4 million, respectively, during the three and six months ended June 30, 2008, and a realized loss of $0.1 million during both the three and six months ended June 30, 2008, which were included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.

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

In accordance with SFAS No. 133, the WTI and ULSD swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. For the three and six months ended June 30, 2008, Delek recorded unrealized losses as a component of other comprehensive income of $16.4 million ($10.3 million, net of deferred taxes) and $22.3 million ($14.2 million, net of deferred taxes), respectively, related to the change in the fair value of these swaps. The fair value of these contracts will be recognized in income beginning in July 2008, at the time the positions are closed and the hedged transactions are recognized in income. As of June 30, 2008, Delek had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $13.9 million associated with its cash flow hedges.

There were no outstanding swaps during the three or six months ended June 30, 2007.

Forward Fuel Contracts

From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains (losses) of $(0.9) million and $(0.4) million, respectively, during the three and six months ended June 30, 2008 and $0.1 million and $0.5 million, respectively, during the three and six months ended June 30, 2007, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Options

In the first quarter of 2008, Delek entered into a put option with a major financial institution that fixes the sales price of crude oil for a predetermined number of units, which expires in December 2008. Delek recorded unrealized losses of $0.3 million and $0.4 million, respectively, during the three and six months ended June 30, 2008, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no option contracts outstanding during the three or six months ended June 30, 2007.

Futures Contracts

In the first quarter of 2008, Delek entered into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized losses of $6.1 million and $7.6 million, respectively, during the three and six months ended June 30, 2008, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no futures contracts outstanding during the three or six months ended June 30, 2007.

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

Delek is self-insured for workers’ compensation claims up to $1.0 million on a per accident basis. We self-insure for general liability claims up to $4.0 million on a per occurrence basis. We self-insure for auto liability up to $4.0 million on a per accident basis.

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Based upon environmental evaluations performed internally and by third parties subsequent to our purchase of the Tyler refinery, we have recorded a liability of approximately $7.9 million as of June 30, 2008 relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature which were assumed in connection with the refinery acquisition. This liability includes estimated costs for on-going investigation and remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $2.7 million of the liability is expected to be expended by the end of 2008 with the remaining balance of $5.2 million expendable by 2022.

In late 2004, the prior refinery owner began discussions with the Environmental Protection Agency (EPA) Region 6 and the Department of Justice (DOJ) regarding certain air quality requirements at the refinery. The prior refinery owner expected to settle the matter with EPA and the DOJ by the end of 2005, however, EPA did not present a consent decree and no discussions occurred in 2006. Nonetheless, Delek completed certain capital projects at the refinery that EPA indicated would likely be addressed in a consent decree. These projects include a new electrical substation to increase operational reliability and additional sulfur removal capacity to address upsets at the refinery.

In June 2007, EPA Region 6 and DOJ resumed negotiations and presented the former owner and Delek with the initial draft of the consent decree in August 2007. The companies provided comments at that time and received a revised draft consent decree in April 2008. The revised draft consent decree addresses capital projects that have either been completed or will not have a material adverse effect upon our future financial results. In addition, the proposed consent decree requires certain on-going operational changes that will increase future operating expenses at the refinery. EPA Region 6 and the DOJ have advised Delek that a final consent decree should be lodged with the United States District Court for the Eastern District of Texas around September 1, 2008. At this point in time, we believe any such costs will not have a material adverse effect upon our business, financial condition or operations.

In October, 2007, the Texas Commission on Environmental Quality (TCEQ) approved an Agreed Order in which the Tyler refinery resolved alleged violations of air rules dating back to the acquisition of the refinery. The Agreed Order required the refinery to pay a penalty and fund a Supplemental Environmental Project for which we had previously reserved adequate amounts. In addition, the refinery was required to implement certain corrective measures, which the company has completed, with one exception. Delek has advised the TCEQ of the exception, which we believe will not result in a material adverse effect on our business, financial condition or results of operations.

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

Contemporaneous with the refinery purchase, Delek became a party to a Waiver and Compliance Plan with the EPA that extended the implementation deadline for low sulfur gasoline to May 2008, based on the capital investment option we chose. In return for the extension, we agreed to produce 95% of the diesel fuel at the refinery with a sulfur content of 15 ppm or less by June 1, 2006 through the remainder of the term of the Waiver. In order to achieve this goal, we needed to complete the modification and expansion of an existing diesel hydrotreater by June 1, 2006. Due to construction delays, which resulted from the impacts of Hurricanes Katrina and Rita on the availability of construction resources, Delek requested, and received, a modification to

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

our Compliance Plan which, among other things, granted an additional three months to complete the project. This project was completed in the third quarter of 2006. As required by the modification to the compliance plan, Delek purchased and retired diesel sulfur credits to offset the volume of high sulfur diesel produced during the three month extension. During the first quarter of 2008, it became apparent to us that the construction of our Gasoline Hydrotreater would not be completed by the original deadline of May 31, 2008 due to the continuing shortage of skilled labor and ongoing delays in the receipt of equipment. We began discussions with EPA regarding this potential delay in completing the gasoline hydrotreater and agreed to an extension to certain provisions of the Waiver that allowed us to exceed the 80 ppm per gallon sulfur maximum for up to two months past the original May 31, 2008, compliance date. Construction and commissioning of the Gasoline Hydrotreater was completed in June 2008 with all gasoline meeting low sulfur specifications by the end of June. As a condition of the Waiver, Delek may have to purchase gasoline sulfur credits, but we do not believe that any such purchase of credits will result in a material adverse effect on our business, financial condition or results of operations.

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

The Energy Policy Act of 2005 requires increasing amounts of renewable fuel be incorporated into the gasoline pool through 2012. Under final rules implementing this Act (the Renewable Fuel Standard), the Tyler refinery is classified as a small refinery exempt from renewable fuel standards through 2010. Although temporarily exempt from this rule, the Tyler refinery began supplying an E-10 gasoline-ethanol blend in January 2008. The Energy Independence and Security Act of 2007 increased the amounts of renewable fuel required by the Energy Policy Act of 2005. The EPA has not yet promulgated implementing rules for the 2007 Act so it is not yet possible to determine what the Tyler refinery compliance requirement will be.

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

During 2007, the Department of Homeland Security (DHS) promulgated Chemical Facility Anti-Terrorism Standards (CFATS) to regulate the security of “high risk” chemical facilities. In compliance with this rule, we submitted certain required information concerning our Tyler refinery and Abilene and San Angelo terminals to the DHS. If the DHS determines that any of these facilities represents a high risk facility, we will be required

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

to prepare a Security Vulnerability Analysis and possibly develop and implement Site Security Plans required by the standard. We do not believe the outcome will have a material effect on our business.

In June 2007, the U.S. Department of Labor’s Occupational Safety & Health Administration (OSHA) announced it was implementing a National Emphasis Program addressing workplace hazards at petroleum refineries. Under this program, OSHA expects to conduct inspections of process safety management programs over the next two years at approximately 80 refineries nationwide. On February 19, 2008, OSHA commenced an inspection at our Tyler, Texas refinery. We expect that OSHA will communicate its initial findings to us within the next thirty days. We believe our refinery operations are in substantial compliance with workplace process safety management regulations and rules, however, it is possible that OSHA may cite us for violations, impose fines or require remedial actions. We currently do not expect that the outcome of the OSHA inspection will have a material adverse effect on our financial position or results of operations.

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

Letters of Credit

As of June 30, 2008, Delek had in place letters of credit totaling approximately $266.3 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude oil for the refinery, purchases of refined product for our marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at June 30, 2008.

11.	Related Party Transactions

At June 30, 2008, Delek Group Ltd. controlled approximately 73.4% of our outstanding common stock. As a result, Delek Group Ltd. and its controlling shareholder, Mr. Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

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

On January 12, 2006, we entered into a consulting agreement with Charles H. Green, the father of one of our named executive officers, Frederec Green. Under the terms of the agreement, Charles Green provides assistance and guidance, primarily in the area of electrical reliability, at our Tyler refinery, and is paid $100 per hour for services rendered. We paid $0.1 million for these services during both the six months ended June 30, 2008 and June 30, 2007.

12.	Subsequent Events

Dividend Declaration

On August 5, 2008, Delek’s Board of Directors declared a quarterly cash dividend of $0.0375 per share, payable on September 17, 2008 to stockholders of record on August 27, 2008.

SemCrude Bankruptcy

On July 22, 2008, SemCrude, L.P. (SemCrude), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. SemCrude is a contractual counterparty to Refining in certain July 2008 crude oil exchanges totaling approximately 21,000 barrels. Refining has taken what it believes to be appropriate steps in the bankruptcy proceedings to mitigate its monetary exposure, if any, under the Contract.

Tax Reimbursements to Chief Executive Officer

On August 5, 2008, the Boards of Directors of Delek and Express approved a new element of compensation for our President and Chief Executive Officer, Ezra Uzi Yemin. Mr. Yemin is currently provided a rent-free residence for his use. The new element of compensation, which is retroactive to January 1, 2008, is the reimbursement of the value of income taxes incurred as a result of the benefit.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one principal fuel supplier and one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	restrictive covenants in our debt agreements;

•	seasonality;

•	terrorist attacks;

•	losses from derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders and

•	other factors discussed under the heading “Managements Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the SEC.

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

Finally, while the increases in the cost of crude oil are reflected in the changes of light refined products, the value of heavier products, such as fuel oil, asphalt and coke, have not moved in parallel with crude cost. This causes additional pressure on our refining margins.

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

Executive Summary of Recent Developments

Refining segment activity

At the refinery, we continue to work to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline. Our gasoline hydrotreater (GHT) became operational in June 2008.

Our average throughput for the second quarter of 2008 was 53,500 barrels per day compared to 56,700 for the second quarter of 2007. Our utilization rate equaled 82.3% for the second quarter of 2008 compared to 92.4% during the second quarter of 2007. The reduction in total throughputs was the result of maintenance performed on the Platformer and Diesel Hydrotreater units, which resulted in lower utilization in April 2008.

Sales volume for the second quarter of 2008 was 51,700 versus 53,800 barrels for the comparable period in the prior year. The decrease in sales volume is primarily due to the maintenance outages discussed above.

Our margin realization, adding back intercompany service fees, was $10.49 per barrel sold in the second quarter of 2008 versus $24.06 in the comparable period in 2007. This decrease was due to a 42.7% decrease in the U.S. Gulf Coast 5-3-2 crack spread, which was affected by the lag in the increase of prices of refined products as compared to the sharp increase in crude oil prices.

Continued optimization of the refinery operation, including the introduction of a linear programming model in the second quarter of 2008, allowed us to run 5,300 barrels per day of sour crude through the refinery and continue to maintain our light, high-value products at a 90.3% realization rate in the second quarter of 2008.

Marketing segment activity

Our marketing segment generated net sales for the 2008 second quarter of $236.5 million on sales of more than 17,700 barrels per day of refined products compared to $181.2 million on sales of approximately 20,300 barrels per day in the second quarter of 2007. The increase in sales was primarily driven by an increase in the average sales prices of products sold during the quarter.

Retail segment activity

Retail fuel margins improved in the second quarter of 2008, increasing 11.4% to $0.176 per gallon, compared to $0.158 per gallon in the second quarter of 2007. This improvement was primarily due to favorable blending economics associated with our ongoing E-10 (ethanol) blended fuel program. As of June 30, 2008, blended fuel was sold at 83.0% of the convenience store locations at the retail segment.

In the second quarter of 2008, we continued to move forward with plans to expand our new MAPCO Mart concept store and our proprietary food service offering, GrilleMarx® with 3 locations completed during the quarter. We also completed the rollout of our MAPCO Mart re-image campaign in 48 stores located mostly in the Chattanooga and Georgia retail divisions. Capital spent on these projects in the second quarter of 2008 totaled $6.9 million.

In the second quarter of 2008, private label merchandise sales represented 1.5% of total retail segment merchandise sales, excluding sales from the stores purchased from the Calfee Company of Dalton, Inc. in July 2007, compared to 1.6% of total retail segment merchandise sales in the second quarter of 2007. Body TonicsTM, a sugar free, vitamin enhanced private label isotonic athletic drink in four flavors was introduced in the second quarter of 2008. There are several new private label products in development and we intend to continue to introduce new items regularly. We are currently studying the brand appeal of our private label products and expect to update our packaging in the next few months.

Market Trends

Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum prices is our primary source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell.

We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in increases in the price of crude oil which outpaced product prices in the 2008 and 2007 second quarters. The average price of crude oil in the second quarters of 2008 and 2007 was $124.28 and $65.06 per barrel, respectively. The U.S. Gulf Coast 5-3-2 crack spread ranged from a high of $18.86 per barrel to a low of $9.65 per barrel during the second quarter of 2008. The 5-3-2 crack spread averaged $13.24 per barrel during the second quarter of 2008 compared to an average of $23.10 per barrel in the 2007 second quarter.

We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $2.62 per gallon to a high of $3.43 per gallon in the second quarter of 2008 and averaged $3.12 per gallon in the second quarter of 2008, which compares to an average of $2.23 per gallon in the 2007 second quarter. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise margins. Finally, the higher cost of fuel has also resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.

The cost of natural gas used for fuel in our Tyler refinery has also shown historic volatility. Our average cost of natural gas increased to $11.35 per million British Thermal Units (MMBTU) in the 2008 second quarter from $7.53 per MMBTU in the 2007 second quarter.

As part of our overall business strategy, management determines, based on the market and other factors, whether to maintain, increase or decrease inventory levels of crude or other intermediate feedstocks.

Factors Affecting Comparability

The comparability of our results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 is affected by the following factors:

•	the completion of acquisitions, including the April 5, 2007 purchase of 107 Calfee Company of Dalton, Inc. retail and convenience stores located primarily in south eastern Tennessee and northern Georgia (Calfee stores) and the purchase from existing shareholders of a 34.6% minority interest equity investment in Lion Oil Company (Lion Oil) in the third quarter of 2007;

•	the addition of ethanol blending at both our refining and retail segments; and

•	higher commodity prices, which have dramatically impacted sales and costs of sales.

Summary Financial and Other Information

The following table provides summary financial data for Delek.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Statement of Operations Data:
Net sales:
Refining	$633.3	$435.4	$1,186.1	$789.3
Marketing	236.5	181.2	420.8	301.9
Retail	579.6	486.4	1,060.6	817.3
Other	0.2	0.1	0.3	0.2

	1,449.6	1,103.1	2,667.8	1,908.7
Operating costs and expenses:
Cost of goods sold	1,354.7	923.8	2,487.3	1,628.9
Operating expenses	64.6	56.5	122.5	103.3
General and administrative expenses	12.6	13.8	25.9	26.0
Depreciation and amortization	9.2	8.0	18.6	15.0
Gain on sale of assets	(2.9)	—	(2.9)	—

	1,438.2	1,002.1	2,651.4	1,773.2

Operating income	11.4	101.0	16.4	135.5

Interest expense	5.7	8.3	11.7	15.5
Interest income	(0.5)	(3.2)	(1.6)	(5.2)
Loss from equity method investment	0.6	—	7.1	—
Other expenses (income), net	(0.1)	(0.4)	0.7	0.2

	5.7	4.7	17.9	10.5

Income before income tax expense	5.7	96.3	(1.5)	125.0
Income tax expense	1.7	29.1	(0.5)	36.9

Net income (loss)	$4.0	$67.2	$(1.0)	$88.1

Basic earnings (loss) per share	$0.07	$1.31	$(0.02)	$1.72

Diluted earnings (loss) per share	$0.07	$1.29	$(0.02)	$1.69

Weighted average common shares outstanding:
Basic	53,671,164	51,176,711	53,669,611	51,158,392

Diluted	54,418,019	52,255,690	53,669,611	52,206,022

Cash Flow Data:
Cash flows provided by operating activities			$44.3	$135.2
Cash flows used in investing activities			(23.2)	(240.4)
Cash flows (used in) provided by financing activities			(39.7)	64.6

Net decrease in cash and cash equivalents			$(18.6)	$(40.6)

	As of and for the Three Months Ended June 30, 2008
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$636.9	$579.6	$232.9	$0.2	$1,449.6
Intercompany marketing fees and sales	(3.6)	—	3.6	—	—
Operating costs and expenses:
Cost of goods sold	587.5	523.3	230.2	13.7	1,354.7
Operating expenses	25.3	39.0	0.2	0.1	64.6

Segment contribution margin	$20.5	$17.3	$6.1	$(13.6)	30.3

General and administrative expense					12.6
Depreciation and amortization					9.2
Gain on sale of assets					(2.9)

Operating income					$11.4

Total assets	$458.6	$538.4	$100.7	$199.4	$1,297.1

Capital spending (excluding business combinations)	$26.7	$8.4	$0.5	$—	$35.6

	As of and for the Three Months Ended June 30, 2007
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$439.2	$486.4	$177.4	$0.1	$1,103.1
Intercompany marketing fees and sales	(3.8)	—	3.8	—	—
Operating costs and expenses:
Cost of goods sold	321.4	430.8	171.6	—	923.8
Operating expenses	18.9	37.2	0.3	0.1	56.5

Segment contribution margin	$95.1	$18.4	$9.3	$—	122.8

General and administrative expense					13.8
Depreciation and amortization					8.0

Operating income					$101.0

Total assets	$418.1	$522.3	$97.2	$114.9	$1,152.5

Capital spending (excluding business combinations)	$13.7	$5.1	$—	$—	$18.8

	For the Six Months Ended June 30, 2008
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$1,193.1	$1,060.6	$413.8	$0.3	$2,667.8
Intercompany marketing fees and sales	(7.0)	—	7.0	—	—
Operating costs and expenses:
Cost of goods sold	1,110.6	957.9	407.9	10.9	2,487.3
Operating expenses	47.4	74.5	0.4	0.2	122.5

Segment contribution margin	$28.1	$28.2	$12.5	$(10.8)	58.0

General and administrative expense					25.9
Depreciation and amortization					18.6
Gain on sale of assets					(2.9)

Operating income					$16.4

Capital spending (excluding business combinations)	$58.0	$12.8	$0.7	$—	$71.5

	For the Six Months Ended June 30, 2007
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$795.9	$817.3	$295.3	$0.2	$1,908.7
Intercompany marketing fees and sales	(6.6)	—	6.6	—	—
Operating costs and expenses:
Cost of goods sold	620.4	722.3	286.2	—	1,628.9
Operating expenses	37.8	64.8	0.5	0.2	103.3

Segment contribution margin	$131.1	$30.2	$15.2	$—	176.5

General and administrative expense					26.0
Depreciation and amortization					15.0

Operating income					$135.5

Capital spending (excluding business combinations)	$19.5	$7.5	$—	$—	$27.0

(1)	Refinery segment operating results reflect certain reclassifications made to conform first quarter previously reported balances to current year financial statement presentation. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

Results of Operations

Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2008 versus the Three Months Ended June 30, 2007

For the second quarters of 2008 and 2007, we generated net sales of $1,449.6 million and $1,103.1 million, respectively, an increase of $346.5 million or 31.4%. The increase in net sales is primarily due to an increase in average sales prices at all three of our operating segments, partially offset by slightly lower sales volume due to lower production volume at the refinery and lower merchandise sales at the retail segment.

Cost of goods sold was $1,354.7 million for the 2008 second quarter compared to $923.8 million for the 2007 second quarter, an increase of $430.9 million or 46.6%. The increase in cost of goods sold resulted from higher cost of crude at the refinery, higher fuel costs at the retail segment and losses on fuel derivatives of $19.6 million in the three months ended June 30, 2008. This increase was partially offset by lower production volume at the refinery due to maintenance on both the Platformer and Diesel Hydrotreater units in April 2008 and a permanent LIFO liquidation gain recognized in the second quarter of 2008.

Operating expenses were $64.6 million for the second quarter of 2008 compared to $56.5 million for the 2007 second quarter, an increase of $8.1 million or 14.3%. This increase was primarily due to higher credit card costs in the retail segment and higher natural gas expenses at the refinery.

General and administrative expenses were $12.6 million for the second quarter of 2008 compared to $13.8 million for the 2007 second quarter, a decrease of $1.2 million. We do not allocate general and administrative expenses to the segments.

Depreciation and amortization was $9.2 million for the 2008 second quarter compared to $8.0 million for the 2007 second quarter. This increase was primarily due to completion of several raze and rebuild projects in the retail segment and several capital projects that were placed in service at the refinery in the second quarter of 2008.

In the second quarter of 2008, we recognized a gain on sale of assets of $2.9 million related to the sale of real property owned by the retail segment but operated by a third-party dealer.

Interest expense was $5.7 million in the 2008 second quarter compared to $8.3 million for the 2007 second quarter, a decrease of $2.6 million. This decrease was due to an overall reduction in variable rates on indebtedness in the second quarter of 2008, as well as increased interest capitalized at the refinery. Interest income was $0.5 million for the second quarter of 2008 compared to $3.2 million for the second quarter of 2007, a decrease of $2.7 million. This decrease was due our reduction in short-term investments in the second quarter of 2008.

Loss from equity method investment was $0.6 million in the second quarter of 2008 and includes our proportionate share of the income from our Lion Oil equity investment for this period of $0.5 million and $0.1 million of amortization expense related to the fair value differential determined at the acquisition date of our equity investment in the third quarter of 2007. We include our proportionate share of the operating results of Lion Oil in its consolidated statements of operations two months in arrears.

Other expenses (income), net were $(0.1) million in the second quarter of 2008 compared to $(0.4) million in the 2007 second quarter and primarily relate to the change in fair market value of our interest rate derivatives.

Income tax (benefit) expense was $1.7 million for the second quarter of 2008, compared to $29.1 million for the 2007 second quarter, a decrease of $27.4 million. This decrease primarily resulted from the decrease in net income in the second quarter of 2008 compared to the second quarter of 2007. Our effective tax rate was 29.8% for the second quarter of 2008, compared to 30.2% for the second quarter of 2007.

Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2008 versus the Six Months Ended June 30, 2007

For the six months ended June 30, 2008 and 2007, we generated net sales of $2,667.8 million and $1,908.7 million, respectively, an increase of $759.1 million or 39.8%. This increase is primarily attributed to higher sales prices at all three of our operating segments and the inclusion of a full six months of results from the Calfee stores.

Cost of goods sold was $2,487.3 million for the six months ended June 30, 2008 compared to $1,628.9 million for the six months ended June 30, 2007, an increase of $858.4 million or 52.7%. This increase is primarily attributable to higher costs of crude at the refinery, higher fuel costs at the retail segment, the inclusion of a full six months of results from the Calfee stores and losses on fuel derivatives of $18.4 million in the six months ended June 30, 2008. This increase was partially offset by a permanent LIFO liquidation gain recognized in the six months ended June 30, 2008.

Operating expenses were $122.5 million for the six months ended June 30, 2008 compared to $103.3 million for the six months ended June 30, 2007, an increase of $19.2 million or 18.6%. This increase was primarily driven by changes in the retail segment, including a $8.0 million increase related to the operation of the Calfee stores for a full six months in 2008 and higher credit card expenses. The refining segment also experienced higher operating expenses primarily due to the increase in the price of natural gas.

General and administrative expenses were $25.9 million for the six months ended June 30, 2008 compared to $26.0 million for the six months ended June 30, 2007, a decrease of $0.1 million. We do not allocate general and administrative expenses to the segments.

Depreciation and amortization was $18.6 million for the six months ended June 30, 2008 compared to $15.0 million for the comparable period in 2007. This increase was primarily due to the inclusion of a full six months of depreciation expense associated with the Calfee stores acquired in the second quarter of 2007, the completion of several raze and rebuild projects in the retail segment and several capital projects that were placed in service at the refinery in the second quarter of 2008.

In the six months ended June 30, 2008, we recognized a gain on sale of assets of $2.9 million related to the sale of real property owned by the retail segment but operated by a third-party dealer.

Interest expense was $11.7 million in the six months ended June 30, 2008 compared to $15.5 million for the six months ended June 30, 2007, a decrease of $3.8 million. This decrease was due to a decrease in our average borrowing rates on our variable rate facilities, as well as an increase in interest capitalized by the refining segment. Interest income was $1.6 million for the six months ended June 30, 2008 compared to $5.2 million for the six months ended June 30, 2007, a decrease of $3.6 million. This decrease was due our reduction in short-term investments in the first six months of 2008.

Loss from equity method investment was $7.1 million in the six months ended June 30, 2008 and includes our proportionate share of the income from our Lion Oil equity investment for this period of $6.7 million and $0.4 million of amortization expense related to the fair value differential determined at the acquisition date of our equity investment in the third quarter of 2007. We include our proportionate share of the operating results of Lion Oil in its consolidated statements of operations two months in arrears.

In the six months ended June 30, 2008, we recognized a $0.7 million loss in the fair market value of our interest rate derivatives as compared to $0.2 million in the comparable period in 2007.

Income tax (benefit) expense was $(0.5) million for the six months ended June 30, 2008, compared to $36.9 million for the six months ended June 30, 2007, a decrease of $37.4 million. This decrease primarily resulted from our net loss in the six months ended June 30, 2008 compared to net income in the comparable period in 2007. Our effective tax rate was 33.9% for the six months ended June 30, 2008, compared to 29.5% for the comparable period in 2007. The increase in the effective tax rate was primarily due to federal tax credits in 2007 related to production of ultra low sulfur diesel fuel.

We benefit from federal tax incentives related to our refinery operations. Specifically, we were entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, in 2007 we were entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items further reduced our effective federal tax rate to an amount that is significantly less than the statutory rate of 35% for the six months ended June 30, 2007.

Operating Segments

We review operating results in three reportable segments: refining, marketing and retail.

Refining Segment

The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Days operated in period	91	91	182	181
Total sales volume (average barrels per day)	51,731	53,792	54,620	54,818
Products manufactured (average barrels per day):
Gasoline	27,669	29,061	29,496	30,203
Diesel/Jet	19,742	20,006	20,523	20,334
Petrochemicals, LPG, NGLs	2,588	2,311	2,137	2,027
Other	2,518	4,442	2,523	3,278

Total production	52,517	55,820	54,679	55,842

Throughput (average barrels per day):
Crude oil	49,542	55,440	51,263	54,252
Other feedstocks	3,938	1,221	4,519	2,733

Total throughput	53,480	56,661	55,782	56,985

Per barrel of sales:
Refining operating margin	$9.73	$23.29	$7.59	$17.02
Refining operating margin excluding intercompany marketing service fees	$10.49	$24.06	$8.29	$17.69
Direct operating expenses	$5.38	$3.86	$4.77	$3.81
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$124.28	$65.06	$111.01	$61.70
US Gulf Coast 5-3-2 crack spread (per barrel)	$13.24	$23.10	$11.04	$16.51
US Gulf Coast Unleaded Gasoline (per gallon)	$3.12	$2.23	$2.78	$1.93
Ultra low sulfur diesel (per gallon)	$3.65	$2.07	$3.23	$1.94
Natural gas (per MMBTU)	$11.35	$7.53	$9.96	$7.36

Comparison of the Three Months Ended June 30, 2008 versus the Three Months Ended June 30, 2007

Net sales for the refining segment were $633.3 million for the second quarter of 2008 compared to $435.4 million for the 2007 second quarter, an increase of $197.9 million or 45.5%. Net sales increased primarily due to an increase in the average sales price per barrel of $134.32 as compared to $88.73 in the second quarter of 2007. The increase was partially offset by lower sales volumes due to lower production volumes in the second quarter of 2008. The lower production volumes in the 2008 second quarter were primarily due to maintenance performed on the Platformer and Diesel Hydrotreater units in April 2008.

Cost of goods sold for the second quarter of 2008 was $587.5 million compared to $321.4 million for the 2007 second quarter, an increase of $266.1 million or 82.8%. This cost increase was primarily due to an increase in crude costs. The average cost per barrel sold was $124.79 for the 2008 second quarter compared to $65.65 per barrel sold for the comparable period in 2007. We also recognized a $6.1 million loss on fuel futures contracts in the three months ended June 30, 2008. These increases were partially offset by a liquidation gain related to our LIFO inventory. In response to rapidly escalating crude costs, we determined operations could function at a lower volume of crude, intermediate and feedstock inventory levels. We adjusted our target LIFO levels to reflect these lower operating volumes. Consequently, we recorded a permanent liquidation gain of $12.5 million in the three months ended June 30, 2008, compared to a $1.5 million gain in the three months ended June 30, 2007.

Our refining segment has a services agreement with our marketing segment, which among other things, requires the refining segment to pay service fees to the marketing segment based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This service agreement lowered the refining margin achieved by our refining segment in the second quarter of 2008 by $0.76 per barrel sold to $9.73 per barrel sold. Without this fee, the refining segment would have achieved a refining operating margin of $10.49 per barrel sold in the 2008 second quarter, which was 79.2% of the U.S. Gulf Coast crack spread, compared to $24.06 per barrel sold in the comparable 2007 period, which was 104.2% of the U.S. Gulf Coast crack spread. We eliminate this intercompany fee in consolidation.

Operating expenses were $25.3 million for the 2008 second quarter or $5.38 per barrel sold compared to $18.9 million for the 2007 second quarter or $3.86 per barrel sold. The increase in operating expense per barrel sold was primarily due to higher natural gas costs which averaged $11.35 per MMBTU in 2008 second quarter compared to $7.53 per MMBTU during the 2007 second quarter, an increase of $4.3 million in the 2008 second quarter when compared to the 2007 second quarter.

Contribution margin for the refining segment in the 2008 second quarter was $20.5 million, or 67.7% of our consolidated contribution margin.

Comparison of the Six Months Ended June 30, 2008 versus the Six Months Ended June 30, 2007

Net sales for the refining segment were $1,186.1 million for the six months ended June 30, 2008 compared to $789.3 million for the same period in 2007, an increase of $396.8 million or 50.3%. Net sales increased primarily due to an increase in the average sales price per barrel of $119.16 as compared to $79.27 in the six months ended June 30, 2007.

Cost of goods sold for our refining segment for the six months ended June 30, 2008 was $1,110.6 million compared to $620.4 million for the comparable period of 2007, an increase of $490.2 million or 79.0%. This cost increase was primarily due to an increase in crude costs. The average cost per barrel was $111.72 for the six months ended June 30, 2008 compared to $62.53 per barrel for the comparable period in 2007. We also recognized a $7.6 million loss on fuel futures contracts in the six months ended June 30, 2008. These increases were partially offset by a liquidation gain related to our LIFO inventory. In response to rapidly escalating crude costs, we determined operations could function at a lower volume of crude, intermediate and feedstock inventory levels. We adjusted our target LIFO levels to reflect these lower operating volumes. Consequently, we recorded a permanent liquidation gain of $14.9 million in the six months ended June 30, 2008, compared to a $2.0 million gain in the three months ended June 30, 2007.

Our refining segment has a services agreement with our marketing segment, which among other things, requires the refining segment to pay service fees to the marketing segment based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This service agreement lowered the refining margin achieved by our refining segment in the six months ended June 30, 2008 by $0.70 per barrel sold to $7.59 per barrel sold. Without this fee, the refining segment would have achieved a refining operating margin of $8.29 per barrel sold in the six months ended June 30, 2008, which was 75.1% of the U.S. Gulf Coast crack spread, compared to $17.69 per barrel sold in the comparable 2007 period, which was 107.1% of the U.S. Gulf Coast crack spread. We eliminate this intercompany fee in consolidation.

Operating expenses were $47.4 million for the six months ended June 30, 2008 or $4.77 per barrel sold compared to $37.8 million for the six months ended June 30, 2007 or $3.81 per barrel sold. The increase in operating expense per barrel sold was due primarily to a $5.8 million increase in natural gas costs which averaged $9.96 per MMBTU in the six months ended June 30, 2008 compared to $7.36 per MMBTU during the six months ended June 30, 2007.

Segment contribution margin for the refining segment for the six months ended June 30, 2008 represented 48.4% of our consolidated segment contribution margin, or $28.1 million.

Marketing Segment

The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Days operated in period	91	91	182	181
Total sales volume (average barrels per day)	17,746	20,324	17,502	18,660
Products sold (average barrels per day)(1):
Gasoline	8,932	9,570	8,487	8,668
Diesel/Jet	8,751	10,754	8,950	9,952
Other	63	—	65	40

Total sales	17,746	20,324	17,502	18,660

Direct operating expenses (per barrel of sales)	$0.15	$0.16	$0.14	$0.16

Comparison of the Three Months Ended June 30, 2008 versus the Three Months Ended June 30, 2007

Net sales for the marketing segment were $236.5 million in the second quarter of 2008 compared to $181.2 million for the 2007 second quarter, an increase of $55.3 million or 30.5%. The average sales price of gasoline and diesel rose 50.4% from $2.28 per gallon in the second quarter of 2007 to $3.13 per gallon in the second quarter of 2008. Total sales volume averaged 17,746 barrels per day in the 2008 second quarter compared to 20,324 in the 2007 second quarter. Net sales included $3.6 million and $3.8 million of net service fees paid by our refining segment to our marketing segment for the 2008 and 2007 second quarters, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services.

Cost of goods sold was $230.2 million in the second quarter of 2008 approximating a cost per barrel sold of $142.53. This compares to cost of goods sold of $171.6 million for the second quarter of 2007, approximating a cost per barrel sold of $92.78. This cost per barrel resulted in an average gross margin of $3.92 per barrel in the 2008 second quarter compared to $5.19 per barrel in the 2007 second quarter. Additionally, we recognized a loss of $0.9 million during the 2008 second quarter compared to a gain of $0.1 million in the 2007 second quarter associated with settlement of nomination differences under long-term purchase contracts.

Operating expenses in the marketing segment were approximately $0.2 million for the second quarter of 2008 and $0.3 million for the 2007 second quarter and primarily relate to utilities and insurance costs.

Contribution margin for the marketing segment in the 2008 second quarter was $6.1 million, or 20.1% of our consolidated segment contribution margin.

Comparison of the Six Months Ended June 30, 2008 versus the Six Months Ended June 30, 2007

Net sales for the marketing segment were $420.8 million for the six months ended June 30, 2008 compared to $301.9 million for the comparable period in 2007. The average price of gasoline and diesel rose 48.6% to $3.09 per gallon in the six months ended June 30, 2008 from $2.08 in the comparable period in 2007. Total sales volume averaged 17,502 barrels per day for the six months ended June 30, 2008 as compared to 18,660 barrels per day for the same period in 2007. Net sales for the six months ended June 30, 2008 and 2007 included $7.0 million and $6.6 million, respectively, of net service fees paid by our refining segment to our marketing segment. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing marketing, sales and customer support services.

Cost of goods sold was $407.9 million for the six months ended June 30, 2008, approximating a cost per barrel sold of $128.05, as compared to $286.2 million, or $84.73 per barrel sold, for the comparable period in 2007. This cost per barrel resulted in an average gross margin of $4.07 per barrel for the six months ended

June 30, 2008 compared to $4.66 per barrel for the same period in 2007. Additionally, we recognized gains (losses) during the six months ended June 30, 2008 and 2007 of $(0.4) million and $0.5 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.

Operating expenses in the marketing segment were approximately $0.4 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively, and primarily relate to marketing utilities and insurance costs.

Segment contribution margin for the marketing segment for the six months ended June 30, 2008 represented 21.6% of our total segment contribution margin, or $12.5 million.

Retail Segment

The table below sets forth certain information concerning our retail segment operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Number of stores (end of period)	497	502	497	502
Average number of stores	496	501	496	447
Retail fuel sales (thousands of gallons)	118,625	123,845	235,227	226,341
Average retail gallons per average number of stores (in thousands)	239	247	474	506
Retail fuel margin ($ per gallon)	$0.176	$0.158	$0.151	$0.142
Merchandise sales (in thousands)	$108,074	$111,812	$205,198	$193,605
Merchandise margin %	31.9%	31.6%	32.1%	32.0%
Credit expense (% of gross margin)	10.3%	8.6%	10.4%	8.3%
Merchandise and cash over/short (% of net sales)	0.2%	0.3%	0.2%	0.3%
Operating expense/merchandise sales plus total gallons	16.6%	15.3%	16.3%	14.9%

Comparison of the Three Months Ended June 30, 2008 versus the Three Months Ended June 30, 2007

Net sales for our retail segment in the 2008 second quarter increased 19.2% to $579.6 million from $486.4 million in the comparable 2007 period. This increase was primarily due to a 25.3% increase in retail fuel sales, which was driven by the increase in average fuel prices. The retail fuel price increased 30.8% to an average price of $3.72 per gallon in the second quarter of 2008 when compared to an average price of $2.85 per gallon in the second quarter of 2007. This increase was partially offset by a $3.7 million decrease in merchandise sales.

Total fuel sales, including wholesale dollars, increased 25.8% to $471.5 million in the second quarter of 2008. The increase was primarily due to an increase of $0.87 per gallon in the average retail price per gallon ($3.72 per gallon in the second quarter of 2008 compared to $2.85 per gallon in the second quarter of 2007). This increase was partially offset by a decline in gallons sold. Retail fuel sales were 118.6 million gallons for the 2008 second quarter compared to 123.8 million gallons for the 2007 second quarter. Comparable store gallons decreased 4.0% between the second quarter of 2008 and the second quarter of 2007.

Merchandise sales decreased 3.3% to $108.1 million in the second quarter of 2008. Comparable store merchandise sales decreased by 3.1% due primarily to decreases in our soft drink, snack, and general merchandise categories.

Cost of goods sold for our retail segment increased 21.5% to $523.3 million in the second quarter of 2008. This increase was primarily due to the increase in the cost of fuel. The average cost of fuel was $3.54 per gallon sold in the second quarter of 2008 compared to $2.69 per gallon sold in the second quarter of 2007.

Operating expenses were $39.0 million in the 2008 second quarter, an increase of $1.8 million, or 4.8%. This increase was due primarily to higher credit card, environmental and insurance expenses. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 16.6% in the second quarter of 2008 from 15.3% in the second quarter of 2007.

Segment contribution margin for the retail segment for the 2008 second quarter represented 57.1% of our total contribution margin or $17.3 million.

Comparison of the Six Months Ended June 30, 2008 versus the Six Months Ended June 30, 2007

Net sales for our retail segment in the six months ended June 30, 2008 increased 29.8% to $1,060.6 million from $817.3 million in the comparable 2007 period. This increase was primarily due to the inclusion of sales from the acquisition of the Calfee stores in the second quarter of 2007 and an increase in average fuel prices. The retail fuel price increased 32.2% to an average price of $3.41 per gallon in the six months ended June 30, 2008 when compared to an average price of $2.58 per gallon in the six months ended June 30, 2007.

Retail fuel sales were 235.2 million gallons for the six months ended June 30, 2008, compared to 226.3 million gallons for the six months ended June 30, 2007. This increase was primarily due to the full six months results from the purchased Calfee stores, which increased fuel gallons sold by 15.8 million gallons. Comparable store gallons decreased 3.0% between the six months ended June 30, 2008 and the six months ended June 30, 2007. Total fuel sales, including wholesale dollars, increased 37.1% to $855.4 million in the six months ended June 30, 2008. The increase was primarily due to the increase in gallons sold noted above and an increase of $0.82 per gallon in the average retail price per gallon ($3.40 per gallon in the six months ended June 30, 2008 compared to $2.58 per gallon in the six months ended June 30, 2007).

Merchandise sales increased 6.0% to $205.2 million in the six months ended June 30, 2008. The increase in merchandise sales was primarily due to $17.8 million in merchandise sales resulting from a full six months results from the 2007 Calfee stores acquisition. Our comparable store merchandise sales decreased by 3.2% due primarily to decreases in our soft drink and general merchandise categories.

Cost of goods sold for our retail segment increased 32.6% to $957.9 million in the six months ended June 30, 2008. This increase was primarily due to the inclusion of a full six months results from the Calfee stores acquired which increased cost of goods sold by 9.9% and an increase in the average cost of fuel of $0.81 per gallon, to $3.25 per gallon in the six months ended June 30, 2008 as compared to $2.44 per gallon in the 2007 comparable period.

Operating expenses were $74.5 million in the six months ended June 30, 2008, an increase of $9.7 million, or 15.0%. This increase was due primarily to $8.0 million in store operating costs from the inclusion of a full six months results from the Calfee stores, and in our existing stores, higher credit card expenses; which was partially offset by a decrease in lease payments and other expenses. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 16.3% in the six months ended June 30, 2008 from 14.9% in the six months ended June 30, 2007.

Segment contribution margin for the retail segment for the six months ended June 30, 2008 represented 48.6% of our total contribution margin or $28.2 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operating activities and borrowings under our revolving credit facilities. We believe that our existing cash balances, cash flows from operations and borrowings under our current credit facilities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months.

Additional capital may be required in order to consummate significant acquisitions and any significant changes in our capital spending needs. We would likely seek these additional funds from a variety of sources, including public or private debt and stock offerings, and borrowings under credit lines or other sources. There can be no assurance that we will be able to raise additional funds on favorable terms or at all.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2008 and 2007 (in millions):

	Six Months
	Ended June 30,
	2008	2007

Cash Flow Data:
Cash flows provided by operating activities	$44.3	$135.2
Cash flows used in investing activities	(23.2)	(240.4)
Cash flows (used in) provided by financing activities	(39.7)	64.6

Net decrease in cash and cash equivalents	$(18.6)	$(40.6)

Cash Flows from Operating Activities

Net cash provided by operating activities was $44.3 million for the six months ended June 30, 2008 compared to $135.2 million for the six months ended June 30, 2007. The decrease in cash flows from operations in the six months ended June 30, 2008 from the six months ended June 30, 2007 was primarily due to a $89.1 million decrease in net income and a $26.7 million increase in accounts receivable, net. These increases were partially offset by an increase in accounts payable and other current liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $23.2 million for the six months ended June 30, 2008 compared to $240.4 million in the six months ended June 30, 2007. This decrease was partially a result of current period purchases and sales of short-term investments with a net increase in cash of $44.4 million in the six months ended June 30, 2008 compared to cash used of $141.2 million in 2007.

Cash used in investing activities includes our capital expenditures during the current period of approximately $71.5 million, of which $58.0 million was spent on projects at our refinery and $12.8 million in our retail segment. During the six months ended June 30, 2008, we spent $39.0 million on regulatory and maintenance projects at the refinery. In our retail segment, we spent $5.5 million completing several “raze and rebuild” projects.

Cash used in investing activities for the six months ended June 30, 2007 included the acquisition of the Calfee stores.

Cash Flows from Financing Activities

Net cash used in financing activities was $39.7 million in the six months ended June 30, 2008, compared to cash provided of $64.6 million in the six months ended June 30, 2007. The decrease in cash provided from financing activities was primarily due to net payments on long-term revolvers of $21.3 million during the six months ended June 30, 2008, compared to proceeds of $13.8 million in the comparable period of 2007 and the $65 million proceeds from debt instruments in the six months ended June 30, 2007 compared to $20.0 million in the same period of 2008.

Cash Position and Indebtedness

As of June 30, 2008, our total cash and cash equivalents were $86.4 million and we had total indebtedness of approximately $320.0 million. Borrowing availability under our four separate revolving credit facilities was approximately $174.3 million and we had letters of credit outstanding of $266.3 million. We were in compliance with our covenants in all debt facilities as of June 30, 2008.

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the 2008 second quarter were $35.6 million, of which approximately $26.7 million was spent in our refining segment, $8.4 million in our retail segment and $0.5 million in the marketing segment.

Our total capital expenditure budget for the year ending December 31, 2008 is $125.0 million, which consists of $105.0 million related to refining segment and another $20.0 million related to the retail and marketing segments. During the six months ended June 30, 2008, refining spent $35.2 million on regulatory projects, $3.8 million on maintenance at the refinery, as well as an additional $19.0 million related to discretionary projects. During the same period the retail segment spent a total of $12.8 million, of which $9.6 million was for three new store builds and the re-imaging of 50 of our existing stores. We plan to spend approximately $53 million during the remainder of 2008, primarily on discretionary projects at the refinery.

The amount of our capital expenditure budget is subject to either increases or decreases due to unanticipated increases in the cost, scope and completion time for our capital projects, including capital projects at the refinery undertaken to comply with government regulations. Equipment that we require to complete capital projects may be unavailable to us at expected costs or within expected time periods, increasing project costs or causing delays. Additionally, employee or contract labor expense may exceed our expectations. The inability to complete our capital projects within the cost parameters and timelines we anticipate due to these or other factors beyond our control could have a material impact on our estimates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2008.

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

Price Risk Management Activities.  At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. In connection with our marketing segment’s supply contracts, we entered into certain futures contracts. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. At June 30, 2008 and December 31, 2007, we had open derivative contracts representing 19,000 barrels and 40,000 barrels, respectively, of refined petroleum products. We had an unrealized net (loss) gain of $(0.1) million and $0.1 million as of June 30, 2008 and December 31, 2007, respectively.

In December 2007, in connection with our offering of renewable fuels in our retail segment markets, we entered into a series of over the counter (OTC) swaps based on the futures price of ethanol as quoted on the

Chicago Board of Trade and a series of OTC swaps based on the futures price of unleaded gasoline as quoted on the New York Mercantile Exchange. In accordance with SFAS No. 133, all of these swaps are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. As of June 30, 2008 and December 31, 2007, we had open derivative contracts representing 711,190 barrels and 276,536 barrels of ethanol, respectively. We had unrealized net gains of $19.4 million and $2.5 million as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, we also had open derivative contracts representing 710,000 barrels and 270,000 barrels, respectively, of unleaded gasoline and had unrealized net losses of $29.7 million and $1.9 million, respectively.

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

In accordance with SFAS No. 133, the WTI and ULSD swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. For the three and six months ended June 30, 2008, Delek recorded unrealized losses as a component of other comprehensive income of $16.4 million ($10.3 million, net of deferred taxes), and $22.3 million ($14.2 million, net of deferred taxes), respectively, related to the change in the fair value of these swaps. The fair value of these contracts will be recognized in income beginning in July 2008, at the time the positions are closed and the hedged transactions are recognized in income. As of June 30, 2008, Delek had total unrealized gains (losses), net of deferred income taxes, in accumulated other comprehensive income of $(13.9) million associated with its cash flow hedges. We did not have any commodity futures contracts designated in cash flow hedges during the six months ended June 30, 2007.

We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At June 30, 2008, we held approximately 1.3 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $71.44 per barrel. Replacement cost (FIFO) exceeded carrying value of LIFO costs by $85.5 million. We refer to this excess as our LIFO reserve.

Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $320.0 million as of June 30, 2008. We help manage this risk through interest rate cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments increased by $0.1 million and $0.4 million for the quarters ended June 30, 2008 and June 30, 2007, respectively. The fair values of our interest rate cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical 1% change in interest rates on floating rate debt outstanding as of June 30, 2008 would be to change interest expense by $3.2 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of June 30, 2008, we had interest rate cap agreements in place representing $97.5 million in notional value with various settlement dates, the latest of which expires in July 2010. These interest rate caps range from 3.50% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.65% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was $0.3 million and $1.0 million as of June 30, 2008 and December 31, 2007.

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

The following information relates to matters submitted to the stockholders of Delek US Holdings, Inc. at the Annual Meeting of Stockholders held on May 1, 2008.

At the meeting, the following directors were elected by the vote indicated:

Ezra Uzi Yemin
Votes cast in favor:	44,534,615
Votes withheld:	5,704,445
Gabriel Last
Votes cast in favor:	43,951,889
Votes withheld:	6,287,171
Asaf Bartfeld
Votes cast in favor:	44,403,768
Votes withheld:	5,835,292
Zvi Greenfeld
Votes cast in favor:	44,736,777
Votes withheld:	5,502,283
Carlos E. Jordá
Votes cast in favor:	49,125,340
Votes withheld:	1,113,720
Charles H. Leonard
Votes cast in favor:	49,127,001
Votes withheld:	1,112,059
Philip L. Maslowe
Votes cast in favor:	49,126,476
Votes withheld:	1,112,584

The proposal to ratify Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2008 was approved by the vote indicated:

Votes cast in favor:	50,185,646
Votes against:	36,369
Abstentions:	17,045

Item 5.	OTHER INFORMATION

Tax Reimbursements to Chief Executive Officer

On August 5, 2008, the Boards of Directors of Delek and Express approved a new element of compensation for our President and Chief Executive Officer, Ezra Uzi Yemin. Mr. Yemin is currently provided a rent-free residence for his use. The new element of compensation, which is retroactive to January 1, 2008, is the reimbursement of the value of income taxes incurred as a result of the benefit.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1	Fourth Amendment dated June 26, 2008 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Edward Morgan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 11, 2008

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fourth Amendment dated June 26, 2008 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.