Form 10-Q
period 2008-09-30
Delek US Holdings, Inc.
filed 2008-11-07
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

At October 31, 2008, there were 53,680,570 shares of common stock, $0.01 par value, outstanding.

Part I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2008	2007
	(In millions, except share
	and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$79.4	$105.0
Short-term investments	—	44.4
Accounts receivable	148.0	118.8
Inventory	146.3	130.6
Other current assets	10.0	47.7

Total current assets	383.7	446.5

Property, plant and equipment:
Property, plant and equipment	733.5	644.3
Less: accumulated depreciation	(124.9)	(98.2)

Property, plant and equipment, net	608.6	546.1

Goodwill	91.6	89.0
Other intangibles, net	10.6	11.6
Equity method investment	131.6	139.5
Other non-current assets	16.6	11.6

Total assets	$1,242.7	$1,244.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$287.4	$248.6
Current portion of long-term debt and capital lease obligations	61.6	10.8
Note payable	45.0	—
Accrued expenses and other current liabilities	73.0	45.6

Total current liabilities	467.0	305.0
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	169.7	344.4
Environmental liabilities, net of current portion	5.3	6.7
Asset retirement obligations	6.6	5.3
Deferred tax liabilities	53.1	60.3
Other non-current liabilities	13.0	10.1

Total non-current liabilities	247.7	426.8
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 53,680,570 and 53,666,570 shares issued and outstanding, respectively	0.5	0.5
Additional paid-in capital	276.6	274.1
Accumulated other comprehensive (loss) income	(5.1)	0.3
Retained earnings	256.0	237.6

Total shareholders’ equity	528.0	512.5

Total liabilities and shareholders’ equity	$1,242.7	$1,244.3

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions, except share and per share data)

Net sales	$1,465.1	$1,070.2	$4,132.9	$2,978.9
Operating costs and expenses:
Cost of goods sold	1,327.9	958.7	3,815.2	2,587.6
Operating expenses	67.7	55.8	190.2	159.1
General and administrative expenses	16.5	14.0	42.4	40.0
Depreciation and amortization	10.6	8.4	29.2	23.4
Gain on sale of assets	(4.0)	—	(6.9)	—

	1,418.7	1,036.9	4,070.1	2,810.1

Operating income	46.4	33.3	62.8	168.8

Interest expense	6.5	7.8	18.2	23.3
Interest income	(0.4)	(2.5)	(2.0)	(7.7)
Loss (earnings) from equity method investment	0.8	(0.6)	7.9	(0.6)
Other expenses, net	0.1	1.3	0.8	1.5

	7.0	6.0	24.9	16.5

Income before income tax expense	39.4	27.3	37.9	152.3
Income tax expense	14.0	6.9	13.5	43.8

Net income	$25.4	$20.4	$24.4	$108.5

Basic earnings per share	$0.47	$0.39	$0.45	$2.10

Diluted earnings per share	$0.47	$0.38	$0.45	$2.07

Weighted average common shares outstanding:
Basic	53,680,570	52,299,679	53,673,290	51,543,001

Diluted	54,380,835	53,237,543	54,414,106	52,298,365

Dividends declared per common share outstanding	$0.0375	$—	$0.1125	$0.2725

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(In millions)

Cash flows from operating activities:
Net income	$24.4	$108.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.2	23.4
Amortization of deferred financing costs	3.4	3.7
Accretion of asset retirement obligations	0.6	0.2
Deferred income taxes	(5.0)	4.6
Loss (earnings) from equity method investment	7.9	(0.6)
Loss on interest rate derivative instruments	0.8	1.5
Gain on sale of assets	(6.9)	—
Stock-based compensation expense	2.5	2.4
Income tax benefit of stock-based compensation	—	(3.7)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(29.2)	(27.3)
Inventories and other current assets	22.8	(23.6)
Accounts payable and other current liabilities	57.8	65.1
Non-current assets and liabilities, net	(9.4)	2.2

Net cash provided by operating activities	98.9	156.4

Cash flows from investing activities:
Purchases of short-term investments	(472.8)	(1,969.9)
Sales of short-term investments	517.2	1,903.7
Purchase of equity investment	—	(88.8)
Business combinations, net of cash acquired	—	(74.6)
Purchases of property, plant and equipment	(91.4)	(50.0)
Proceeds from sale of property, plant and equipment	8.3	—

Net cash used in investing activities	(38.7)	(279.6)

Cash flows from financing activities:
Net repayments from long-term revolver	(64.3)	(6.5)
Proceeds from other debt instruments	21.0	65.0
Payments on debt and capital lease obligations	(35.6)	(1.5)
Proceeds from exercise of stock options	—	3.8
Income tax benefit of stock-based compensation	—	3.7
Dividends paid	(6.0)	(15.9)
Deferred financing costs paid	(0.9)	(1.4)

Net cash (used in) provided by financing activities	(85.8)	47.2

Net decrease in cash and cash equivalents	(25.6)	(76.0)
Cash and cash equivalents at the beginning of the period	105.0	101.6

Cash and cash equivalents at the end of the period	$79.4	$25.6

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest of $2.9 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively	$12.0	$15.5

Income taxes	$0.2	$33.9

Stock issued in connection with the purchase of equity method investment	$—	$51.2

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

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

We are a controlled company under the rules and regulations of the New York Stock Exchange where our shares are traded under the symbol “DK.” As of September 30, 2008, approximately 73.4% of our outstanding shares are beneficially owned by Delek Group Ltd. (Delek Group), a conglomerate that is domiciled and publicly traded in Israel, has significant interests in fuel supply businesses and is controlled indirectly by Mr. Itshak Sharon (Tshuva).

Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results primarily in three segments: refining, marketing and retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in West Texas through company-owned and third-party operated terminals. The retail segment markets gasoline, diesel and other refined petroleum products and convenience merchandise through a network of 495 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 8. In addition, we own a minority equity interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 75,000 barrel per day high-conversion crude oil refinery and other pipeline and product terminals, which is more fully discussed in Note 5.

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

Reclassifications

Certain December 31, 2007 balance sheet amounts, primarily associated with various receivables and payables, have been reclassified using a gross presentation method. Sales of intermediate feedstocks, which had previously been presented on a net basis in cost of goods sold, have been reclassified to net sales. This change in presentation resulted in an increase in both net sales and cost of goods sold of $5.3 million and $5.4 million for the three and nine months ended September 30, 2007, respectively.

Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expense, general and administrative expenses, and depreciation and amortization. This change in presentation, which was made as of December 31, 2007, resulted in a decrease in cost of goods sold totaling $1.2 million and $3.0 million for the three and nine months ended September 30, 2007, respectively. These other expenses were increased, in total, by the same amounts.

These reclassifications were made in order to conform to the current year reporting and had no effect on net income or shareholders’ equity, as previously reported.

Cash and Cash Equivalents

Delek maintains cash and cash equivalents in accounts with large, national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2007, these cash equivalents consisted primarily of time deposits, money market investments and high-quality commercial paper. As of September 30, 2008, these cash equivalents consisted primarily of overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.

Short-Term Investments

Short-term investments as of December 31, 2007 primarily consisted of investment grade market auction rate debt securities and municipal rate bonds, which were classified as “available for sale” under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. These short-term investments were carried at cost, which approximated fair market value. As of September 30, 2008, we held no short-term investments.

Our auction rate investment, totaling $5.6 million, held three auctions, in February, May and August 2008 which were not fully subscribed. During 2008, we have reclassified this investment from short-term investments to other non-current assets. The underlying security for this investment is Merrill Lynch non-cumulative preferred stock. The auction rate investment is rated at investment grade levels of BBB+/Baa1 as of September 30, 2008. Based on our ability to access cash and cash equivalents, our expected operating cash flows and availability under our existing borrowing facilities, we currently do not anticipate the lack of liquidity on this auction rate security to materially impact our overall liquidity.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Accounts Receivable

Accounts receivable primarily represent receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek had an allowance for doubtful accounts related to trade receivables of less than $0.1 million as of both September 30, 2008 and December 31, 2007. All other accounts receivable amounts are considered to be fully collectible.

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Property, plant and equipment and accumulated depreciation by reporting segment as of and for the three and nine months ended September 30, 2008 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated

Property, plant and equipment	$270.3	$33.5	$427.7	$2.0	$733.5
Less: Accumulated depreciation	(24.4)	(3.6)	(96.8)	(0.1)	(124.9)

Property, plant and equipment, net	$245.9	$29.9	$330.9	$1.9	$608.6

Depreciation expense (three months ended September 30, 2008)	$3.9	$0.4	$5.9	$—	$10.2

Depreciation expense (nine months ended September 30, 2008)	$9.4	$1.3	$17.5	$—	$28.2

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. We do not believe any property, plant and equipment impairment exists as of September 30, 2008.

Capitalized Interest

Delek had several capital construction projects in the refining segment and construction related to the new “prototype” stores being built in the retail segment. The refining segment capitalized interest of $0.5 million and $2.7 million, respectively, for the three and nine months ended September 30, 2008 and $0.5 million and $1.0 million, respectively, for the three and nine months ended September 30, 2007. The retail segment capitalized a nominal amount of interest during the three months ended September 30, 2008 and $0.2 million of interest for the nine months ended September 30, 2008. For both the three and nine months ended September 30, 2007, the retail segment capitalized $0.1 million. The marketing segment did not capitalize interest for the three or nine months ended September 30, 2008 or 2007.

Refinery Turnaround Costs

Refinery turnaround costs are incurred in connection with planned shutdowns and inspections of the refinery’s major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. During December 2005, we successfully completed a major turnaround covering the fluid catalytic cracking unit, sulfuric acid alkylation unit, sulfur recovery unit, amine unit and kerosene and gasoline treating units. Turnaround activities for other units are currently expected to occur during late 2009.

Goodwill

Goodwill is accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This statement addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment tests based on their estimated fair value. In accordance with the provisions of SFAS 142, we perform an annual review of impairment of goodwill in the fourth quarter by comparing the carrying value of the applicable reporting unit to its estimated fair value. Additionally, goodwill is tested for impairment between annual reviews if an event occurs such that it would be more likely than not that a reduction in carrying amount has occurred. If the reporting unit’s carrying amount exceeds its fair value,

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the impairment test must be completed by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. We do not believe any goodwill impairment existed as of September 30, 2008.

Derivatives

Delek records all derivative financial instruments, including interest rate swap agreements, interest rate cap agreements, fuel-related derivatives, OTC future swaps and forward contracts at estimated fair value regardless of their intended use in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted. Changes in the fair value of the derivative instruments are recognized periodically in operations unless we elect to apply the hedge accounting treatment permitted under the provisions of SFAS 133 which allows such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a monthly basis, utilizing valuations from third party financial and brokerage institutions.

The company’s policy under the guidance of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP 39-1), is to offset the fair value amounts recognized for our derivative postions with a counterparty against the cash collateral arising from these derivative positions.

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

Asset Retirement Obligations

Delek recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditioned on a future event when the amount can be reasonably estimated. In the retail segment these obligations relate to the net present value of estimated costs to remove underground storage tanks at owned retail sites and at those leased retail sites for which tank removal is legally required under the applicable leases. The asset retirement obligation for storage tank removal on retail sites is being accreted over the expected life of the owned retail site or the average retail site lease term. In the refining segment, these obligations relate to the required disposal of waste in certain storage tanks, asbestos abatement at an identified location and other estimated costs that would be legally required upon final closure of the refinery. In the marketing segment, these obligations relate to the required cleanout of the pipeline and terminal tanks, and removal of certain above-grade portions of the pipeline situated on right-of-way property.

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of September 30, 2008 and December 31, 2007 is as follows (in millions):

	Nine Months	Year Ended
	Ended September 30,	December 31,
	2008	2007

Beginning balance	$5.3	$3.3
Additional liabilities(1)	0.7	1.5
Acquired liabilities	—	0.7
Liabilities settled	—	(0.3)
Accretion expense	0.6	0.1

	$6.6	$5.3

(1)	This amount represents management’s recognition of an asset retirement obligation associated with additional underground storage tanks at various retail stores which previously was not assessed as required.

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

Cost of Goods Sold and Operating Expenses

For the retail segment, cost of goods sold comprises the costs of specific products sold. Operating expenses include costs such as wages of employees at the stores, lease and utilities expense for the stores, credit card interchange transaction charges and other costs of operating the stores. For the refining segment, cost of goods sold includes all the costs of crude oil, feedstocks and external costs. Operating expenses include the costs associated with the actual operations of the refinery. For the marketing segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned and leased terminals, terminaling expense at third-party locations and pipeline maintenance costs.

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

Advertising Costs

Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the three and nine months ended September 30, 2008 was $0.5 million and $1.7 million, respectively, and $0.5 million and $1.5 million, respectively, for the three and nine months ended September 30, 2007.

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

Delek adopted the provisions of FIN 48 effective January 1, 2007. The adoption of the interpretation to all of Delek’s tax positions resulted in an increase in the liability for unrecognized tax benefits and a cumulative effect adjustment of $0.1 million recognized as an adjustment to retained earnings. At January 1, 2007, Delek had unrecognized tax benefits of $0.2 million which, if recognized, would affect our effective tax rate. There was an increase of $4.2 million to the liability for unrecognized tax benefits related to timing differences during the three and nine months ended September 30, 2008, which also resulted in the reduction of a corresponding deferred tax liability. This increase in the unrecognized tax benefits resulted from a tax law change enacted at the end of 2007 but which was retroactive for two prior year filings. There were no significant changes in the liability during the three or nine months ended September 30, 2007. Delek anticipates remittance to the IRS of $4.2 million as a result of previously unrecognized tax liabilities associated with the 2006 and 2007 filed returns, which will be amended in the next 12 months.

Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005 or state and local income tax examinations by tax authorities for the years before 2003. The Internal Revenue Service has examined Delek’s income tax returns through 2004 and during the second quarter of 2008, began the process of examining the returns for 2005 and 2006.

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of $0.2 million was recognized related to unrecognized tax benefits during both the three and nine months ended September 30, 2008. A nominal amount of interest was recognized related to unrecognized tax benefits during the three and nine months ended September 30, 2007.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Delek benefits from federal tax incentives related to its refinery operations. Specifically, Delek is entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, in 2007 Delek was entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these two items reduces Delek’s federal effective tax rate to an amount that, for the three and nine months ended September 30, 2007, is less than the statutory rate of 35%.

Earnings Per Share

Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average common shares outstanding	53,680,570	52,299,679	53,673,290	51,543,001
Dilutive effect of equity instruments	700,265	937,864	740,816	755,364

Weighted average common shares outstanding, assuming dilution	54,380,835	53,237,543	54,414,106	52,298,365

Outstanding stock options totaling 1,807,859 and 1,866,059 common shares were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2008, respectively. Outstanding stock options totaling 816,438 and 1,563,388 common shares were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2007, respectively. These share equivalents did not have a dilutive effect under the treasury stock method.

Shareholders’ Equity

On August 6, 2008, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.0375 per common share, payable to shareholders of record on August 27, 2008. This dividend was paid on September 17, 2008.

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Comprehensive Income

For the three and nine months ended September 30, 2008, comprehensive income includes net income and changes in the fair value of derivative instruments designated as cash flow hedges. Comprehensive income for the three and nine months ended September 30, 2007 was equivalent to net income (in millions).

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income	$25.4	$20.4	$24.4	$108.5
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, Net of tax expense (benefit) of $5.3 and $(2.8) for the three and nine months ended September 30, 2008, respectively	8.8	—	(5.4)	—

Comprehensive income	$34.2	$20.4	$19.0	$108.5

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

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160), which changes the classification of non-controlling interests, sometimes called a minority interest, in the consolidated financial statements. Additionally, this statement establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. This statement is effective January 1, 2009, and will be applied prospectively with the exception of the presentation and disclosure requirements which must be applied retrospectively. Delek has no minority interest reporting in its consolidated reporting, therefore adoption of SFAS 160 is not expected to have an impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. The standard requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Delek will adopt SFAS 161 effective January 1, 2009. We are currently evaluating the potential effect of this statement on our financial position or results of operations.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.	Inventory

Carrying value of inventories consisted of the following (in millions):

	September 30,	December 31,
	2008	2007

Refinery raw materials and supplies	$43.8	$20.7
Refinery work in process	34.3	19.1
Refinery finished goods	15.6	28.3
Retail fuel	12.8	22.9
Retail merchandise	32.3	36.0
Marketing refined products	7.5	3.6

Total Inventories	$146.3	$130.6

At September 30, 2008 and December 31, 2007, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $35.7 million and $47.6 million, respectively.

Delek estimates LIFO valuations on a quarterly basis, assuming these valuations reflect expected year-end inventory results. However, actual LIFO valuations are made on an annual basis using year-end quantities and market values.

Temporary Liquidations

During the three months ended September 30, 2008, we carried a temporary LIFO liquidation gain in our refinery inventory of $8.1 million, which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued expenses and other current liabilities in the accompanying September 30, 2008 condensed consolidated balance sheet.

During the three months ended September 30, 2007, we carried a temporary LIFO liquidation gain in our refinery inventory of $0.1 million, which was restored by the end of the year. The temporary LIFO liquidation gain was deferred as a component of accrued expenses and other current liabilities.

Permanent Liquidations

During the first half of 2008, we incurred a permanent reduction in the LIFO layer resulting in a liquidation in our refinery work in process and finished goods inventories in the amount of $14.9 million and during the three months ended September 30, 2008, we incurred a change in the value of this reduction in the LIFO layer resulting in a liquidation loss of $7.9 million. The total liquidation gain incurred for the nine months ended September 30, 2008 was $7.0 million. This liquidation, which represents a reduction of approximately 177,000 barrels, was recognized as a reduction of cost of goods sold in the nine months ended September 30, 2008.

During the three months ended September 30, 2007, we incurred a permanent reduction in the LIFO layer resulting in a liquidation gain in our refinery finished goods inventory in the amount of $1.3 million, in addition to the permanent reduction incurred during the first half of 2007 in the amount of $2.0 million. The total liquidation gain incurred in the nine months ended September 30, 2007 was $3.3 million. This liquidation gain represents a reduction of approximately 162,000 barrels and was recognized as a reduction of cost of goods sold in the nine months ended September 30, 2007.

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

$74.6

The Calfee acquisition was accounted for using the purchase method of accounting, as prescribed in SFAS 141, and the results of operations associated with the Calfee stores have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. Delek has finalized the valuation work associated with certain intangibles. During the nine months ended September 30, 2008, the final allocation of the Calfee acquisition purchase price resulted in a net increase to goodwill of $2.6 million.

5.	Equity Method Investment

Investment in Lion Oil Company

On August 22, 2007, Delek completed the acquisition of approximately 28.4% of the issued and outstanding shares of common stock of Lion Oil Company (Lion Oil). On September 25, 2007, Delek completed the acquisition of an additional approximately 6.2% of the issued and outstanding shares of Lion Oil, bringing its total ownership interest to approximately 34.6%. Total cash consideration paid to the sellers by Delek in both transactions totaled approximately $88.2 million. Delek also incurred and capitalized $0.9 million in acquisition transaction costs. In addition to cash consideration, Delek issued to one of the sellers 1,916,667 unregistered shares of Delek common stock, par value $0.01 per share, valued at $51.2 million using the closing price of our stock on the date of the acquisition. As of September 30, 2008, our total investment in Lion Oil was $131.6 million.

Lion Oil, a privately held Arkansas corporation, owns and operates a 75,000 barrel per day, crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s 180 convenience stores in the Memphis and Nashville markets. These product purchases are made

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

at market value and totaled $2.0 million and $10.4 million during the three and nine months ended September 30, 2008, respectively.

Delek includes its proportionate share of the operating results of Lion Oil in its consolidated statements of operations two months in arrears. We do not believe this lag has a material adverse effect on our financial statements. These results are reported in earnings or loss from equity method investment. Summarized unaudited financial information of Delek’s proportionate share of Lion Oil is as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Gross profit (including refinery operating costs)	$2.2	$2.7	$(3.6)	$2.7
Terminal operating expenses	0.7	1.7	2.3	1.7
Net (loss) income	(0.7)	0.6	(7.1)	0.6

	September 30,	December 31,
	2008	2007

Current assets	$101.5	$89.3
Total assets	232.8	190.0
Current liabilities	48.2	66.8
Non-current liabilities	91.2	22.7
Equity in net assets	93.4	100.5

In addition to the net loss above, Delek recognized $0.1 and $0.8 million in amortization of the equity investment for the three and nine months ended September 30, 2008, respectively. The difference between the cost of Delek’s investment in Lion Oil and its share of underlying equity in the net assets of Lion Oil is attributable to the difference between the fair value at the date of acquisition and Lion Oil’s historical cost. The portion of the difference attributable to the refinery is being amortized over the estimated remaining useful life at the date of acquisition, which is 25 years. The remaining difference is attributable to base levels of inventory which will be recognized when the base level of inventory is liquidated.

6.	Long-Term Obligations and Short-Term Note Payable

Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	September 30,	December 31,
	2008	2007

Senior secured credit facility — term loan	$131.2	$145.6
Senior secured credit facility — revolver	17.0	49.0
Fifth Third — revolver	2.0	34.3
Lehman note	45.0	65.0
Promissory notes	80.0	60.0
Capital lease obligations	1.1	1.3

	276.3	355.2
Less:
Current portion of long-term debt and capital lease obligations	106.6	10.8

	$169.7	$344.4

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Senior Secured Credit Facility

The senior secured credit facility consists of a $120.0 million revolving credit facility and $165.0 million term loan facility which as of September 30, 2008, had $17.0 million outstanding under the revolver and $131.2 million outstanding under the term loan. As of September 30, 2008, Lehman Commercial Paper Inc. (LCPI) was the administrative agent and a lender under the facility. As of the same date, Express had been informed by LCPI that it would not be funding its pro rata lender participation of future borrowings under the revolving credit facility. Since the communication of its intention through the date of this filing, LCPI has not participated in any borrowings by Express under the revolving credit facility. LCPI’s commitment amount under the revolving credit facility is $12 million. However, the unavailability of LCPI’s pro rata lender participation in the revolving credit facility is not expected to have a material impact on Express’s liquidity or its operations. Borrowings under the senior secured credit facility are secured by substantially all the assets of MAPCO Express, Inc. and its subsidiaries. Letters of credit outstanding under the facility totaled $20.4 million as of September 30, 2008. The senior secured credit facility term loan requires quarterly principal payments of approximately 0.25% of the principal balance through March 31, 2011 and a balloon payment of approximately 94.25% of the principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $9.5 million in March 2008. In June 2008, Express sold real property operated by a third party for $3.9 million. In September 2008, Express sold its leasehold interest in a location it operated for $4.5 million. The proceeds of the June sale, net of expenses, were used to pay down the term loan, while the net proceeds of the September sale were retained, pursuant to the terms of the facility, for asset reinvestment purposes. The senior secured credit facility revolver is payable in full upon maturity on April 28, 2010. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” rate. Interest is payable quarterly for Base Rate loans and for the applicable interest period on Eurodollar loans. At September 30, 2008, the weighted average borrowing rate was approximately 4.9% for the senior secured credit facility term loan and 5.6% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment under the senior secured credit facility revolver. Amounts available under the senior secured revolver as of September 30, 2008 were approximately $70.6 million excluding the commitment of LCPI as a lender under this facility.

We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We were in compliance with all covenant requirements as of September 30, 2008.

SunTrust ABL Revolver

On October 16, 2006, we amended and restated our existing asset-based revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $250 to $300 million, including a $300 million sub-limit for letters of credit, and extended the maturity of the facility by one year to April 28, 2010. The revolving credit agreement bears interest based on predetermined pricing grids that allow us to choose between a “Base Rate” or “Eurodollar” rate. Interest is payable quarterly for Base Rate loans and for the applicable interest period on Eurodollar loans. Availability under the SunTrust ABL revolver is determined by a borrowing base defined in the SunTrust ABL revolver, supported primarily by cash, certain accounts receivable and inventory.

In addition, the SunTrust ABL revolver supports our issuances of letters of credit used primarily in connection with the purchases of crude oil for use in our refinery that at no time may exceed the aggregate borrowing capacity available under the SunTrust ABL revolver. As of September 30, 2008, we had no outstanding borrowings under the agreement but had letters of credit outstanding totaling approximately

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

$137.4 million. Excess collateral capacity under the SunTrust ABL revolver as of September 30, 2008 was $85.7 million, measured above the block reserve requirement under the facility of $15 million.

The SunTrust ABL revolver contains a negative covenant that prohibits us from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against the property, plant and equipment of the refinery, subject to customary exceptions for certain permitted liens.

Under the SunTrust ABL revolver, we are also subject to certain non-financial covenants and, in the event that our availability under the borrowing base is less than $45.0 million on any given measurement date we are also subject to certain reporting obligations. If our borrowing base is less than $30.0 million on any given measurement date, we will further be subject to certain financial covenants. We were in compliance with all covenant requirements as of September 30, 2008.

Fifth Third Revolver

In conjunction with the Pride Acquisition discussed in Note 1, on July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this revolver were used to fund the working capital needs of our then new subsidiary, Delek Marketing & Supply, LP. The Fifth Third revolver initially matured on July 30, 2007, but on July 27, 2007 the maturity was extended until January 31, 2008. On December 19, 2007, we amended and restated our existing revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $50.0 to $75.0 million, including a $25.0 million sub-limit for letters of credit, and extended the maturity of the facility to December 19, 2012. The revolver bears interest at our election at either (x) a spread of 1.5% to 2.5%, as determined by a leverage-based pricing matrix, over the LIBOR for the applicable interest period or (y) a spread of 0.0% to 1.0%, as determined by the same matrix, over Fifth Third’s base rate. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply, LP. As of September 30, 2008, the weighted average borrowing rate for amounts borrowed was 4.0%. We had letters of credit outstanding of $23.0 million as of September 30, 2008. Amounts available under the Fifth Third revolver as of September 30, 2008 were approximately $50.0 million. We are required to comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of September 30, 2008.

Lehman Credit Agreement

On March 30, 2007, Delek entered into a credit agreement with LCPI, as administrative agent, Lehman Brothers Inc., as arranger and joint book runner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint book runner. The credit agreement provides for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the assets of Calfee Company of Dalton, Inc. and affiliates, and to pay related costs and expenses in April 2007. The current amount outstanding under this agreement is $45.0 million. The loans become due on March 30, 2009 and bear interest, at Delek’s election in accordance with the terms of the credit agreement, at either a Base Rate or Eurodollar rate, plus in each case, an applicable margin of initially 1.0% in respect of Base Rate loans, and 2.0% in respect of Eurodollar loans, which applicable margin is subject to increase depending on the number of days the loan remains outstanding. Interest is payable quarterly for Base Rate loans and for the applicable interest period for Eurodollar loans. As of September 30, 2008, the weighted average borrowing rate was 6.0%. This agreement was amended in June 2008 to redefine certain financial covenants required under the agreement. We are required to comply with certain financial and non-financial covenants under this credit agreement. We were in compliance with all covenant requirements as of September 30, 2008.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Promissory Notes

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (IDB Note). The proceeds of this note were used to repay the existing promissory notes in favor of Israel Discount Bank and Bank Leumi US. The IDB Note matures on May 30, 2009, and bears interest, payable semi-annually, at a spread of 2.0% over the LIBOR, for interest periods of 30, 60, 90 or 180 days as selected by us. As of September 30, 2008 the weighted average borrowing rate for amounts borrowed under the IDB Note was 5.2%. We are not required to comply with any financial or non-financial covenants under this note.

On July 27, 2006, we executed a $30.0 million promissory note in favor of Bank Leumi USA. The proceeds of this note were used to fund a portion of the Pride Acquisition and its working capital needs. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a spread of 2.0% per year over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days. As of September 30, 2008, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 5.8%. We are not required to comply with any financial or non-financial covenants under this note.

On May 12, 2008, we executed a second promissory note in favor of Bank Leumi USA for $20.0 million. The proceeds of this note were used to reduce short term debt and for working capital needs. This note matures on May 11, 2011, and bears interest, payable for the applicable interest period, at a spread of 2.825% per year over the LIBOR rate (Reserve Adjusted) for interest periods of 30 or 90 days. As of September 30, 2008, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 5.3%. We are required to comply with certain financial and non-financial covenants under this credit agreement. We were in compliance with all covenant requirements as of September 30, 2008.

Reliant Bank Revolver

On March 28, 2008, we entered into a revolving credit agreement with Reliant Bank, a Tennessee bank, headquartered in Brentwood, Tennessee. The credit agreement provides for unsecured loans of up to $12.0 million and we had no borrowings under this facility as of September 30, 2008. Any borrowings become due on March 28, 2011 and bear interest, payable for the applicable interest period, at a spread of 2.5% per year over the 30 day LIBOR rate. This agreement was amended in September 2008 to conform certain portions of the financial covenant definition with those contained in some of our other credit agreements. We are required to comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of September 30, 2008.

Letters of Credit

As of September 30, 2008, Delek had in place letters of credit totaling approximately $184.0 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude oil for the refinery, purchases of refined product for our marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at September 30, 2008.

Interest-Rate Derivative Instruments

Delek had interest rate cap agreements in place totaling $75.0 million and $98.8 million of notional principal amounts at September 30, 2008 and December 31, 2007, respectively. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the senior secured credit facility. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of SFAS 133, as amended, the fair value of the derivatives is recorded in other non-current assets in the accompanying consolidated balance

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

sheets with the offset recognized in earnings. The derivative instruments mature on various dates ranging from March 2009 through July 2010. The estimated fair value of interest rate swap and interest rate cap agreements at September 30, 2008 and December 31, 2007 totaled $0.2 million and $1.0 million, respectively.

In accordance with SFAS 133, as amended, we recorded non-cash expense (income) representing the change in estimated fair value of the interest rate cap agreements of $0.1 million and $0.8 million for the three and nine months ended September 30, 2008, respectively, and $(0.4) million and $0.2 million for the three and nine months ended September 30, 2007, respectively.

While Delek has not elected to apply permitted hedge accounting treatment in accordance with the provisions of SFAS No. 133 in the past, we may choose to elect that treatment in future transactions.

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

Compensation Expense Related to Equity-based Awards

Compensation expense for the equity-based awards amounted to $0.8 million ($0.5 million, net of taxes) and $2.5 million ($1.7 million, net of taxes) for the three and nine months ended September 30, 2008, respectively, and $0.9 million ($0.6 million, net of taxes) and $2.4 million ($1.7 million, net of taxes) for the three and nine months ended September 30, 2007, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

As of September 30, 2008, there was $5.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.3 years.

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

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of September 30, 2008, we had 495 stores in total consisting of 263 located in Tennessee, 94 in Alabama, 81 in Georgia, 36 in Virginia and 14 in Arkansas. The remaining 7 stores are in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names MAPCO Express® , MAPCO Mart® , East Coast® , Discount Food Marttm, Fast Food and Fueltm and Favorite Markets® brands. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. Management reporting also provides tracking of product sales across the system, activity associated with specific acquisitions and activity by brand. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.

Our refining business has a services agreement with our marketing segment, which among other things, requires the refining segment to pay service fees to the marketing segment based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $4.8 million and $10.8 million in the three and nine months ended September 30, 2008, respectively, and $4.2 million and $11.7 million in the three and nine months ended September 30, 2007, respectively. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and for the Three Months Ended September 30, 2008
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$675.3	$569.5	$220.1	$0.2	$1,465.1
Intercompany marketing fees and sales	(4.8)	—	4.8	—	—
Operating costs and expenses:
Cost of goods sold	612.8	506.7	217.4	(9.0)	1,327.9
Operating expenses	28.1	39.1	0.4	0.1	67.7

Segment contribution margin	$29.6	$23.7	$7.1	$9.1	69.5

General and administrative expense					16.5
Depreciation and amortization					10.6
Gain on sale of assets					(4.0)

Operating income					$46.4

Total assets	$457.1	$505.2	$85.3	$195.1	$1,242.7

Capital spending (excluding business combinations)	$15.8	$3.9	$0.2	$—	$19.9

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	As of and for the Three Months Ended September 30, 2007
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$428.7	$481.1	$160.3	$0.1	$1,070.2
Intercompany marketing fees and sales	(4.2)	—	4.2	—	—
Operating costs and expenses:
Cost of goods sold	377.6	424.5	156.6	—	958.7
Operating expenses	20.1	35.4	0.2	0.1	55.8

Segment contribution margin	$26.8	$21.2	$7.7	$—	55.7

General and administrative expense					14.0
Depreciation and amortization					8.4

Operating income					$33.3

Total assets	$379.8	$532.3	$90.1	$226.4	$1,228.6

Capital spending (excluding business combinations)	$16.0	$5.0	$0.1	$1.9	$23.0

	For the Nine Months Ended September 30, 2008
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$1,868.4	$1,630.1	$633.9	$0.5	$4,132.9
Intercompany marketing fees and sales	(11.8)	—	11.8	—
Operating costs and expenses:
Cost of goods sold	1,723.4	1,464.6	625.3	1.9	3,815.2
Operating expenses	75.5	113.6	0.8	0.3	190.2

Segment contribution margin	$57.7	$51.9	$19.6	$(1.7)	127.5

General and administrative expense					42.4
Depreciation and amortization					29.2
Gain on sale of assets					(6.9)

Operating income					$62.8

Capital spending (excluding business combinations)	$73.8	$16.7	$0.9	$—	$91.4

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	For the Nine Months Ended September 30, 2007
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$1,224.6	$1,298.5	$455.6	$0.3	$2,978.9
Intercompany marketing fees and sales	(10.8)	—	10.8	—	—
Operating costs and expenses:
Cost of goods sold	998.0	1,146.8	442.8	—	2,587.6
Operating expenses	57.9	100.2	0.7	0.3	159.1

Segment contribution margin	$157.8	$51.5	$22.9	$—	232.2

General and administrative expense					40.0
Depreciation and amortization					23.4

Operating income					$168.8

Capital spending (excluding business combinations)	$35.5	$12.5	$0.1	$1.9	$50.0

(1)	Refining segment operating results reflect certain reclassifications made to conform previously reported balances from the first three quarters of fiscal 2007 to current year financial statement presentation. Sales of intermediate feedstocks, which had previously been presented on a net basis in cost of goods sold, have been reclassified to net sales. Also, certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

9.	Derivative Instruments

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

Due to our election under FSP 157-2, for 2008, SFAS 157 applies to interest rate and commodity derivatives that are measured at fair value on a recurring basis in periods subsequent to initial recognition. The implementation of SFAS 157 did not cause a change in the method of calculating fair value of our assets and liabilities with the exception of assessing the impact of nonperformance risk on derivatives, which is not considered material at this time. The primary impact from adoption was additional disclosure.

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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2008, was (in millions):

	As of September 30, 2008
	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$0.4	$18.1	$—	$18.5
Interest rate derivatives	—	0.2	—	0.2
Auction rate investment	—	—	5.6	5.6

Total assets	0.4	18.3	5.6	24.3
Liabilities
Commodity derivatives	—	(26.6)	—	(26.6)

Net assets (liabilities)	$0.4	$(8.3)	$5.6	$(2.3)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by SFAS 157. Derivative assets and liabilities with the same counterparty are not netted, where the legal right of offset exists. This differs from the presentation in the financial statements which reflects the company’s policy under the guidance of FSP 39-1, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of September 30, 2008, $0.6 million of net derivative positions are included in other current assets and $8.0 million are included in other current liabilities, and as of December 31, 2007, $0.6 million is included in other current assets and $0.2 million is included in other current liabilities on the accompanying condensed consolidated balance sheets. As of September 30, 2008, $0.7 million of cash collateral is held by counterparty brokerage firms. These amounts have been netted against the net derivative positions with each counterparty.

Delek holds $5.6 million of Auction Rate Securities (ARS) which have a maturity date of May 2027 and which typically have 90 day interest rate resets. Beginning in February 2008, the auction mechanism that normally provided liquidity for this ARS investment began to fail. The three auction dates in 2008 for our investments were failed auctions. These securities are fully collateralized by floating rate non-cumulative preferred stock (series 5) of Merrill Lynch and Co., Inc. (Merrill Lynch Preferred Shares). The securities have continued to pay interest in accordance with the contractual terms of the instruments.

As of September 30, 2008, the ARS market remained illiquid; therefore, observable market information for the securities backed by the Merrill Lynch Preferred Shares was not available to determine the fair value of Delek’s ARS investments. We estimated the fair value relying on Level 3 inputs including those based on

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

collateral values, assessments of counterparty credit quality, default risk underlying the securities and market interest rates. The valuation of these investments is subject to uncertainties that are difficult to predict. The ongoing strength and quality of many of the factors which we used to assess fair value as of September 30, 2008, will continue to impact the value in the future. Because of the nature of the market value inputs, Delek reclassified its auction rate securities from Level 2 to Level 3 in the third quarter of 2008.

The following table presents the changes to Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2008 (in millions).

	Beginning	Net Transfers	Ending
	Balance	in to Level 3	Balance

Auction rate investment	$—	$5.6	$5.6

Gain/Loss Recognition

Delek uses swaps, options, futures, forwards and other derivative instruments for risk management purposes. A discussion of the accounting for each type of derivative follows.

Swaps

In December 2007, in conjunction with providing renewable E-10 products in our retail markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade which fixed the purchase price of ethanol for a predetermined number of gallons at future dates from April 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the NYMEX which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from April 2008 through December 2009. Delek recorded unrealized gains (losses) of $9.3 million and $(1.1) million, respectively, during the three and nine months ended September 30, 2008, and a realized loss of $0.6 million and $0.7 million during the three and nine months ended September 30, 2008, respectively, which were included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.

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

In accordance with SFAS No. 133, the WTI and ULSD swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. For the three and nine months ended September 30, 2008, Delek recorded unrealized gains (losses) as a component of other comprehensive income of $14.2 million ($8.8 million, net of deferred taxes) and $(8.1) million ($(5.4) million, net of deferred taxes), respectively, related to the change in the fair value of these swaps. The fair value of these contracts has been recognized in income beginning in July 2008, at the time the positions are closed and the hedged transactions are recognized in income. As of September 30, 2008, Delek had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $5.1 million associated with its cash flow hedges.

There were no outstanding swaps during the three or nine months ended September 30, 2007.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Forward Fuel Contracts

From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains of $2.1 million and $1.7 million, respectively, during the three and nine months ended September 30, 2008 and less than $0.1 million and $0.5 million, respectively, during the three and nine months ended September 30, 2007, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.

Options

In the first quarter of 2008, Delek entered into a put option with a major financial institution that fixes the sales price of crude oil for a predetermined number of units, which expires in December 2008. Delek recorded unrealized gains (losses) of $0.3 million and $(0.1) million, respectively, during the three and nine months ended September 30, 2008, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no option contracts outstanding during the three or nine months ended September 30, 2007.

Futures Contracts

In the first quarter of 2008, Delek entered into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains (losses) of $2.2 million and $(5.4) million, respectively, during the three and nine months ended September 30, 2008, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no futures contracts outstanding during the three or nine months ended September 30, 2007.

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

Based upon environmental evaluations performed internally and by third parties subsequent to our purchase of the Tyler refinery, we have recorded a liability of approximately $7.8 million as of September 30, 2008 relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature which were assumed in connection with the refinery acquisition. This liability includes estimated costs for on-going investigation and remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $2.6 million of the liability is expected to be expended over the next 12 months with the remaining balance of $5.2 million expendable by 2022.

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

In June 2007, EPA Region 6 and DOJ resumed negotiations and presented the former owner and Delek with the initial draft of the consent decree in August 2007. The companies provided comments at that time and received a revised draft consent decree in April 2008. The revised draft consent decree addresses capital projects that have either been completed or will not have a material adverse effect upon our future financial results. In addition, the proposed consent decree requires certain on-going operational changes that will increase future operating expenses at the refinery. EPA Region 6 and the DOJ have advised Delek that a final consent decree should be lodged with the United States District Court for the Eastern District of Texas by the end of 2008. At this point in time, we believe any such costs will not have a material adverse effect upon our business, financial condition or operations.

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Contemporaneous with the refinery purchase, Delek became a party to a Waiver and Compliance Plan with the EPA that extended the implementation deadline for low sulfur gasoline to May 2008, based on the capital investment option we chose. In return for the extension, we agreed to produce 95% of the diesel fuel at the refinery with a sulfur content of 15 ppm or less by June 1, 2006 through the remainder of the term of the Waiver. In order to achieve this goal, we needed to complete the modification and expansion of an existing diesel hydrotreater by June 1, 2006. Due to construction delays, which resulted from the impacts of Hurricanes Katrina and Rita on the availability of construction resources, Delek requested, and received, a modification to our Compliance Plan which, among other things, granted an additional three months to complete the project. This project was completed in the third quarter of 2006. As required by the modification to the compliance plan, Delek purchased and retired diesel sulfur credits to offset the volume of high sulfur diesel produced during the three month extension. During the first quarter of 2008, it became apparent to us that the construction of our gasoline hydrotreater would not be completed by the original deadline of May 31, 2008 due to the continuing shortage of skilled labor and ongoing delays in the receipt of equipment. We began discussions with EPA regarding this potential delay in completing the gasoline hydrotreater and agreed to an extension to certain provisions of the Waiver that allowed us to exceed the 80 ppm per-gallon sulfur maximum for up to two months past the original May 31, 2008, compliance date. Construction and commissioning of the gasoline hydrotreater was completed in June 2008 with all gasoline meeting low sulfur specifications by the end of June. As a condition of the Waiver, Delek may have to purchase gasoline sulfur credits, but we do not believe that any such purchase of credits will result in a material adverse effect on our business, financial condition or results of operations.

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

During 2007, the Department of Homeland Security (DHS) promulgated Chemical Facility Anti-Terrorism Standards (CFATS) to regulate the security of “high risk” chemical facilities. In compliance with this rule, we submitted certain required information concerning our Tyler refinery and Abilene and San Angelo terminals to the DHS. We do not believe the outcome of any requirements imposed by DHS will have a material effect on our business.

In June 2007, the U.S. Department of Labor’s Occupational Safety & Health Administration (OSHA) announced it was implementing a National Emphasis Program addressing workplace hazards at petroleum refineries. Under this program, OSHA expects to conduct inspections of process safety management programs over the next two years at approximately 80 refineries nationwide. On February 19, 2008, OSHA commenced an inspection at our Tyler, Texas refinery. In August, OSHA concluded its inspection and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the citations and do not believe that the outcome will have a material effect on our business.

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

Letters of Credit

As of September 30, 2008, Delek had in place letters of credit totaling approximately $184.0 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude oil for the refinery, purchases of refined product for our marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at September 30, 2008.

11.	Related Party Transactions

At September 30, 2008, Delek Group Ltd. controlled approximately 73.4% of our outstanding common stock. As a result, Delek Group Ltd. and its controlling shareholder, Mr. Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

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

On January 12, 2006, we entered into a consulting agreement with Charles H. Green, the father of one of our named executive officers, Frederec Green. Under the terms of the agreement, Charles Green provides assistance and guidance, primarily in the area of electrical reliability, at our Tyler refinery, and is paid $100 per hour for services rendered. We paid $0.1 million and $0.2 million for these services during the nine months ended September 30, 2008 and 2007, respectively. Mr. Green’s services concluded in August 2008.

12.	Subsequent Events

Dividend Declaration

On November 4, 2008, Delek’s Board of Directors declared a quarterly cash dividend of $0.0375 per share, payable on December 16, 2008 to stockholders of record on November 25, 2008.

Amendment to Fifth Third Revolver

On October 17, 2008, we entered into the first amendment to the amended and restated $75.0 million revolving credit facility with Fifth Third Bank as administrative agent. Among other things, the amendment increased the letter of credit sublimit from $25.0 million to $35.0 million and allowed the borrower, Marketing, to pay a $20.0 million cash dividend to us on October 17, 2008.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one principal fuel supplier and one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	restrictive covenants in our debt agreements;

•	seasonality;

•	terrorist attacks;

•	volatility of derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the SEC.

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

Overview

We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (bpd), along with an associated crude oil pipeline and light products loading facilities. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 495 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. Additionally, we own a minority equity interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 75,000 bpd moderate complexity crude oil refinery and other pipeline and product terminals. The refinery is located in El Dorado, Arkansas.

The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as the recent Gulf Coast hurricanes, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in our refining segment include the cost of crude, our primary raw material, the refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds.

The pricing of our refined petroleum products fluctuate significantly with movements in both crude oil and refined petroleum product markets. Both the spread between crude oil and refined petroleum product prices, and more recently the time lag between the fluctuations in those prices, affect our earnings. We compare our per barrel refining operating margin to certain industry benchmarks, specifically the U.S. Gulf Coast 5-3-2 crack spread. The U.S. Gulf Coast 5-3-2 crack spread represents the differential between Platt’s quotations for 3/5 of a barrel of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and 2/5 of a barrel of U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel), on the one hand, and the first month futures price of 5/5 of a barrel of light sweet crude oil on the New York Mercantile Exchange, on the other hand.

Finally, while the increases in the cost of crude oil are reflected in the changes of light refined products, the value of heavier products, such as fuel oil, asphalt and coke, have not moved in parallel with crude cost. This causes additional pressure on our refining margins.

The cost to acquire the refined fuel products we sell to our wholesale customers in our marketing segment and at our convenience stores in our retail segment depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depends on, among other factors, changes in domestic and foreign economies, weather conditions such as the recent Gulf Coast hurricanes, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Our retail merchandise sales are driven by convenience, customer service, competitive pricing and branding. Motor fuel margin is sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon basis. Our motor fuel margins are impacted by local supply, demand, weather, competitor pricing and product brand.

As part of our overall business strategy, we regularly evaluate opportunities to expand and complement our business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

Executive Summary of Recent Developments

Refining segment activity

At the refinery, we are in compliance with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline. Our gasoline hydrotreater (GHT) project, which had a capitalized spend of $75.1 million, became operational in June 2008.

Our average throughput for the third quarter of 2008 was 56,600 barrels per day compared to 56,500 for the third quarter of 2007. Our utilization rate equaled 86.0% for the third quarter of 2008 compared to 92.4% during the third quarter of 2007. The lower utilization rate reflects the use of more intermediate feedstocks in third quarter 2008 production.

Sales volume for the third quarter of 2008 was 55,900 versus 53,200 barrels for the comparable period in the prior year. The increase in sales volume is primarily due to the refinery remaining operational throughout the Gulf Coast hurricanes in the third quarter of 2008. As one of few refineries with product, we were able to expand our markets.

Our margin realization, adding back intercompany service fees, was $12.16 per barrel sold in the third quarter of 2008 versus $10.45 in the comparable period in 2007. This increase was due to a 25.4% increase in the U.S. Gulf Coast 5-3-2 crack spread, which reflect the near record increases in prices due to the Gulf Coast hurricanes.

Continued optimization of the refinery operation, including the introduction of a linear programming model in the second quarter of 2008, allowed us to run 6,300 barrels per day of sour crude through the refinery in the third quarter of 2008 as compared to 4,600 barrels per day in the third quarter of 2007. Our realization rate on light, high-value products was 91.7% in the third quarter of 2008 versus 90.9% in the third quarter of 2007.

Marketing segment activity

Our marketing segment generated net sales for the 2008 third quarter of $224.9 million on sales of more than 16,900 barrels per day of refined products compared to $164.5 million on sales of approximately 18,200 barrels per day in the third quarter of 2007. The increase in sales was primarily driven by an increase in the average sales prices of products sold during the quarter.

Retail segment activity

The Gulf Coast hurricanes shut-in a number of refineries supplying the Colonial pipeline. This reduced capacity in early September limited production available to the Southeastern United States. The product shortages in the Southeastern United States impacted the unbranded stores throughout our footprint, as well as certain branded locations being put on allocation. This lack of product was the primary driver of lower total gasoline volume sold during the third quarter as reflected in our average retail gallons per average number of stores of 232,000 gallons in the third quarter of 2008 versus 252,000 gallons in the third quarter of 2007.

We saw a sharp decline in wholesale fuel prices during August and September, excluding the period of product shortages related to the hurricanes. This resulted in improved retail fuel margins in the third quarter of 2008, increasing 57.2% to $0.239 per gallon, compared to $0.152 per gallon in the third quarter of 2007.

Market Trends

Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum prices is our primary source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell.

We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in increases in the price of crude oil which outpaced product prices in the 2008 and 2007 third quarters. The average price of crude oil in the third quarters of 2008 and 2007 was $118.70 and $75.17 per barrel, respectively. The U.S. Gulf Coast 5-3-2 crack spread ranged from a high of $67.63 per barrel to a low of $0.88 per barrel during the third quarter of 2008. The 5-3-2 crack spread averaged $15.08 per barrel during the third quarter of 2008 compared to an average of $12.02 per barrel in the 2007 third quarter.

We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $2.61 per gallon to a high of $4.75 per gallon in the third quarter of 2008 and averaged $3.12 per gallon in the third quarter of 2008, which compares to an average of $2.09 per gallon in the 2007 third quarter. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise sales and margins. Finally, the higher cost of fuel has also resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.

The cost of natural gas used for fuel in our Tyler refinery has also shown historic volatility. Our average cost of natural gas increased to $9.12 per million British Thermal Units (MMBTU) in the 2008 third quarter from $6.18 per MMBTU in the 2007 third quarter.

As part of our overall business strategy, management determines, based on the market and other factors, whether to maintain, increase or decrease inventory levels of crude or other intermediate feedstocks.

Factors Affecting Comparability

The comparability of our results of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 is affected by the following factors:

•	the completion of acquisitions, including the April 5, 2007 purchase of 107 Calfee Company of Dalton, Inc. retail and convenience stores located primarily in south eastern Tennessee and northern Georgia (Calfee stores) and the purchase from existing shareholders of a 34.6% minority interest equity investment in Lion Oil Company (Lion Oil) in the third quarter of 2007;

•	the addition of ethanol blending at both our refining and retail segments; and

•	volatile commodity prices, which have dramatically impacted sales and costs of sales.

Summary Financial and Other Information

The following table provides summary financial data for Delek.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Statement of Operations Data:
Net sales:
Refining	$670.5	$428.7	$1,856.6	$1,224.6
Marketing	224.9	160.3	645.7	455.6
Retail	569.5	481.1	1,630.1	1,298.5
Other	0.2	0.1	0.5	0.2

	1,465.1	1,070.2	4,132.9	2,978.9
Operating costs and expenses:
Cost of goods sold	1,327.9	958.7	3,815.2	2,587.6
Operating expenses	67.7	55.8	190.2	159.1
General and administrative expenses	16.5	14.0	42.4	40.0
Depreciation and amortization	10.6	8.4	29.2	23.4
Gain on sale of assets	(4.0)	—	(6.9)	—

	1,418.7	1,036.9	4,070.1	2,810.1

Operating income	46.4	33.3	62.8	168.8

Interest expense	6.5	7.8	18.2	23.3
Interest income	(0.4)	(2.5)	(2.0)	(7.7)
Loss (earnings) from equity method investment	0.8	(0.6)	7.9	(0.6)
Other expenses, net	0.1	1.3	0.8	1.5

	7.0	6.0	24.9	16.5

Income before income tax expense	39.4	27.3	37.9	152.3
Income tax expense	14.0	6.9	13.5	43.8

Net income	$25.4	$20.4	$24.4	$108.5

Basic earnings per share	$0.47	$0.39	$0.45	$2.10

Diluted earnings per share	$0.47	$0.38	$0.45	$2.07

Weighted average common shares outstanding:
Basic	53,680,570	52,299,679	53,673,290	51,543,001

Diluted	54,380,835	53,237,543	54,414,106	52,298,365

Cash Flow Data:
Cash flows provided by operating activities			$98.9	$156.4
Cash flows used in investing activities			(38.7)	(279.6)
Cash flows (used in) provided by financing activities			(85.8)	47.2

Net decrease in cash and cash equivalents			$(25.6)	$(76.0)

	As of and for the Three Months Ended September 30, 2008
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$675.3	$569.5	$220.1	$0.2	$1,465.1
Intercompany marketing fees and sales	(4.8)	—	4.8	—	—
Operating costs and expenses:
Cost of goods sold	612.8	506.7	217.4	(9.0)	1,327.9
Operating expenses	28.1	39.1	0.4	0.1	67.7

Segment contribution margin	$29.6	$23.7	$7.1	$9.1	69.5

General and administrative expense					16.5
Depreciation and amortization					10.6
Gain on sale of assets					(4.0)

Operating income					$46.4

Total assets	$457.1	$505.2	$85.3	$195.1	$1,242.7

Capital spending (excluding business combinations)	$15.8	$3.9	$0.2	$—	$19.9

	As of and for the Three Months Ended September 30, 2007
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$428.7	$481.1	$160.3	$0.1	$1,070.2
Intercompany marketing fees and sales	(4.2)	—	4.2	—	—
Operating costs and expenses:
Cost of goods sold	377.6	424.5	156.6	—	958.7
Operating expenses	20.1	35.4	0.2	0.1	55.8

Segment contribution margin	$26.8	$21.2	$7.7	$—	55.7

General and administrative expense					14.0
Depreciation and amortization					8.4

Operating income					$33.3

Total assets	$379.8	$532.3	$90.1	$226.4	$1,228.6

Capital spending (excluding business combinations)	$16.0	$5.0	$0.1	$1.9	$23.0

	For the Nine Months Ended September 30, 2008
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$1,868.4	$1,630.1	$633.9	$0.5	$4,132.9
Intercompany marketing fees and sales	(11.8)	—	11.8	—
Operating costs and expenses:
Cost of goods sold	1,723.4	1,464.6	625.3	1.9	3,815.2
Operating expenses	75.5	113.6	0.8	0.3	190.2

Segment contribution margin	$57.7	$51.9	$19.6	$(1.7)	127.5

General and administrative expense					42.4
Depreciation and amortization					29.2
Gain on sale of assets					(6.9)

Operating income					$62.8

Capital spending (excluding business combinations)	$73.8	$16.7	$0.9	$	$91.4

	For the Nine Months Ended September 30, 2007
				Corporate,
				Other and
	Refining(1)	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$1,224.5	$1,298.5	$455.6	$0.3	$2,978.9
Intercompany marketing fees and sales	(10.8)	—	10.8	—	—
Operating costs and expenses:
Cost of goods sold	998.0	1,146.8	442.8	—	2,587.6
Operating expenses	57.9	100.2	0.7	0.3	159.1

Segment contribution margin	$157.8	$51.5	$22.9	$(0.1)	232.2

General and administrative expense					40.0
Depreciation and amortization					23.4

Operating income					$168.8

Capital spending (excluding business combinations)	$35.5	$12.5	$0.1	$1.9	$50.0

(1)	Refining segment operating results reflect certain reclassifications made to conform previously reported balances from the first three quarters of fiscal 2007 to current year financial statement presentation. Sales of intermediate feedstocks, which had previously been presented on a net basis in cost of goods sold, have been reclassified to net sales. Also, certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

Results of Operations

Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2008 versus the Three Months Ended September 30, 2007

For the third quarters of 2008 and 2007, we generated net sales of $1,465.1 million and $1,070.2 million, respectively, an increase of $394.9 million or 36.9%. The increase in net sales is primarily due to an increase in average sales prices at all three of our operating segments, partially offset by lower merchandise sales at the retail segment.

Cost of goods sold was $1,327.9 million for the 2008 third quarter compared to $958.7 million for the 2007 third quarter, an increase of $369.2 million or 38.5%. The increase in cost of goods sold resulted from higher cost of crude at the refinery and higher fuel costs at the retail segment in the three months ended September 30, 2008. This increase was partially offset by gains on fuel derivatives of $13.5 million.

Operating expenses were $67.7 million for the third quarter of 2008 compared to $55.8 million for the 2007 third quarter, an increase of $11.9 million or 21.3%. This increase was primarily due to higher credit card costs in the retail segment and higher natural gas, electricity and chemical expenses at the refinery.

General and administrative expenses were $16.5 million for the third quarter of 2008 compared to $14.0 million for the 2007 third quarter, an increase of $2.5 million. We do not allocate general and administrative expenses to the segments.

Depreciation and amortization was $10.6 million for the 2008 third quarter compared to $8.4 million for the 2007 third quarter. This increase was primarily due to the completion of several raze and rebuild projects in the retail segment and several capital projects that were placed in service at the refinery in the second quarter of 2008.

In the three months ended September 30, 2008, we recognized a gain on sale of assets of $4.0 million related to the sale of a leasehold interest in real property leased by the retail segment.

Interest expense was $6.5 million in the 2008 third quarter compared to $7.8 million for the 2007 third quarter, a decrease of $1.3 million. This decrease was due to an overall reduction in variable rates on indebtedness in the third quarter of 2008, as well as increased interest capitalized at the refinery. Interest income was $0.4 million for the third quarter of 2008 compared to $2.5 million for the third quarter of 2007, a decrease of $2.1 million. This decrease was primarily due to our reduction in cash, cash equivalents and short-term investments and lower rates of return in the third quarter of 2008 as compared to the same period in 2007.

Earnings (loss) from equity method investment was $(0.8) million in the third quarter of 2008 compared to $0.6 million for the 2007 third quarter. Our proportionate share of earnings (loss) from our Lion Oil equity investment was $(0.7) million for the 2008 third quarter and $0.6 million for the 2007 third quarter. In addition, we had amortization expense of $0.1 million for the 2008 third quarter related to the fair value differential determined at the acquisition date of our equity investment. No comparable amortization expense was recorded in the third quarter of 2007. We include our proportionate share of the operating results of Lion Oil in our consolidated statements of operations two months in arrears.

Other expenses, net were $0.1 million in the third quarter of 2008 compared to $1.3 million in the 2007 third quarter and primarily relate to the change in fair market value of our interest rate derivatives.

Income tax expense was $14.0 million for the third quarter of 2008, compared to $6.9 million for the 2007 third quarter, an increase of $7.1 million. This increase primarily resulted from increase in net income in the third quarter of 2008 compared to the third quarter of 2007. Our effective tax rate was 35.5% for the third quarter of 2008, compared to 25.3% for the third quarter of 2007. The increase in the effective tax rate was primarily due to federal tax credits in 2007 related to production of ultra low sulfur diesel fuel.

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

Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2008 versus the Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008 and 2007, we generated net sales of $4,132.9 million and $2,978.9 million, respectively, an increase of $1,154.0 million or 38.7%. This increase is primarily attributed to higher sales prices at all three of our operating segments and the inclusion of a full nine months of results from the Calfee stores.

Cost of goods sold was $3,815.2 million for the nine months ended September 30, 2008 compared to $2,587.6 million for the nine months ended September 30, 2007, an increase of $1,227.6 million or 47.4%. This increase is primarily attributable to higher costs of crude at the refinery, higher fuel costs at the retail segment, the inclusion of a full nine months of results from the Calfee stores and losses on fuel derivatives of $6.7 million in the nine months ended September 30, 2008. This increase was partially offset by a permanent LIFO liquidation gain recognized in the nine months ended September 30, 2008.

Operating expenses were $190.2 million for the nine months ended September 30, 2008 compared to $159.1 million for the nine months ended September 30, 2007, an increase of $31.1 million or 19.5%. This increase was primarily driven by changes in the retail segment, including an $8.9 million increase related to the operation of the Calfee stores for a full nine months in 2008 and higher credit card and insurance expenses. The refining segment also experienced higher operating expenses primarily due to the increase in the price of natural gas.

General and administrative expenses were $42.4 million for the nine months ended September 30, 2008 compared to $40.0 million for the nine months ended September 30, 2007, an increase of $2.4 million. We do not allocate general and administrative expenses to the segments.

Depreciation and amortization was $29.2 million for the nine months ended September 30, 2008 compared to $23.4 million for the comparable period in 2007. This increase was primarily due to the inclusion of a full nine months of depreciation expense associated with the Calfee stores acquired in the second quarter of 2007, the completion of several raze and rebuild projects in the retail segment and several capital projects that were placed in service at the refinery in the second quarter of 2008.

In the nine months ended September 30, 2008, we recognized a gain on sale of assets of $6.9 million related to the sale of property owned and leasehold interests in property leased by the retail segment.

Interest expense was $18.2 million in the nine months ended September 30, 2008 compared to $23.3 million for the nine months ended September 30, 2007, a decrease of $5.1 million. This decrease was due to a decrease in our average borrowing rates on our variable rate facilities, as well as an increase in interest capitalized by the refining segment. Interest income was $2.0 million for the nine months ended September 30, 2008 compared to $7.7 million for the nine months ended September 30, 2007, a decrease of $5.7 million. This decrease was primarily due to our reduction in cash, cash equivalents and short-term investments and lower rates of return in the first nine months of 2008.

Earnings (loss) from equity method investment was $(7.9) million in the nine months ended September 30, 2008 compared to $0.6 million for the 2007 third quarter. Our proportionate share of the earnings (loss) from the Lion Oil equity investment was $(7.1) million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively. In addition, we had amortization expense of $0.8 million for the nine months ended September 30, 2008 related to the fair value differential determined at the acquisition date of our equity investment. No comparable amortization expense was recorded in the nine months ended September 30, 2007. We include our proportionate share of the operating results of Lion Oil in our consolidated statements of operations two months in arrears.

In the nine months ended September 30, 2008, we recognized a $0.8 million loss in the fair market value of our interest rate derivatives as compared to $1.5 million in the comparable period in 2007.

Income tax expense was $13.5 million for the nine months ended September 30, 2008, compared to $43.8 million for the nine months ended September 30, 2007, a decrease of $30.3 million. This decrease primarily resulted from the decrease in net income in the nine months ended September 30, 2008, compared to the comparable period in 2007. Our effective tax rate was 35.6% for the nine months ended September 30, 2008, compared to 28.8% for the comparable period in 2007. The increase in the effective tax rate was primarily due to federal tax credits in 2007 related to production of ultra low sulfur diesel fuel.

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

Operating Segments

We review operating results in three reportable segments: refining, marketing and retail.

Refining Segment

The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Days operated in period	92	92	274	273
Total sales volume (average barrels per day)	55,854	53,177	55,034	54,265
Products manufactured (average barrels per day):
Gasoline	30,158	28,914	29,718	29,769
Diesel/Jet	20,611	20,677	20,553	20,450
Petrochemicals, LPG, NGLs	1,672	2,563	1,981	2,208
Other	2,898	2,413	2,649	2,986

Total production	55,339	54,567	54,901	55,413

Throughput (average barrels per day):
Crude oil	51,616	55,456	51,381	54,658
Other feedstocks	4,946	1,018	4,662	2,155

Total throughput	56,562	56,474	56,043	56,813

Per barrel of sales:
Refining operating margin	$11.23	$9.59	$8.83	$14.56
Refining operating margin excluding intercompany marketing service fees	$12.16	$10.45	$9.61	$15.30
Direct operating expenses	$5.46	$4.12	$5.00	$3.91
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$118.70	$75.17	$113.59	$66.24
US Gulf Coast 5-3-2 crack spread (per barrel)	$15.08	$12.02	$11.63	$15.00
US Gulf Coast Unleaded Gasoline (per gallon)	$3.12	$2.09	$2.89	$1.98
Ultra low sulfur diesel (per gallon)	$3.39	$2.17	$3.28	$2.01
Natural gas (per MMBTU)	$9.12	$6.18	$9.68	$6.97

Comparison of the Three Months Ended September 30, 2008 versus the Three Months Ended September 30, 2007

Net sales for the refining segment were $670.5 million for the third quarter of 2008 compared to $424.5 million for the 2007 third quarter, an increase of $250.2 million or 59.5%. Net sales increased primarily due to an increase in the average sales price per barrel of $130.48 as compared to $87.13 in the third quarter of 2007 and an increase in sales volumes, averaging 55,854 barrels per day in the third quarter of 2008 as compared to 53,177 barrels per day in the comparable period in 2007.

Cost of goods sold for the third quarter of 2008 was $612.8 million compared to $377.6 million for the 2007 third quarter, an increase of $235.2 million or 62.3%. This cost increase was primarily due to an increase in the cost of crude oil. Our average cost per barrel sold was $119.25 for the 2008 third quarter compared to $77.64 per barrel sold for the comparable period in 2007. These increases were partially offset by a gain of $2.5 million recognized on fuel futures in the third quarter of 2008.

Our refining segment has a services agreement with our marketing segment, which among other things, requires the refining segment to pay service fees to the marketing segment based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This service agreement lowered the refining margin achieved by our refining segment in the third quarter of 2008 by $0.93 per barrel sold to $11.23 per barrel sold. Without this fee, the refining segment would have achieved a refining operating margin of $12.16 per barrel sold in the 2008 third quarter, which was 79.7% of the U.S. Gulf Coast crack spread, compared to $10.45 per barrel sold in the comparable 2007 period, which was 86.3% of the U.S. Gulf Coast crack spread. We eliminate this intercompany fee in consolidation.

Operating expenses were $28.1 million for the 2008 third quarter or $5.46 per barrel sold compared to $20.1 million for the 2007 third quarter or $3.93 per barrel sold. The increase in operating expense per barrel sold was primarily due to higher natural gas costs which averaged $9.12 per MMBTU in the 2008 third quarter compared to $6.18 per MMBTU during the 2007 third quarter, an increase of $6.0 million in the 2008 third quarter when compared to the 2007 third quarter.

Contribution margin for the refining segment in the 2008 third quarter was $29.6 million, or 42.6% of our consolidated contribution margin.

Comparison of the Nine Months Ended September 30, 2008 versus the Nine Months Ended
September 30, 2007

Net sales for the refining segment were $1,856.6 million for the nine months ended September 30, 2008 compared to $1,213.8 million for the same period in 2007, an increase of $642.8 million or 53.0%. Net sales increased primarily due to an increase in the average sales price per barrel of $123.12 as compared to $82.02 in the nine months ended September 30, 2007.

Cost of goods sold for our refining segment for the nine months ended September 30, 2008 was $1,723.4 million compared to $998.0 million for the comparable period of 2007, an increase of $725.4 million or 72.7%. This cost increase was primarily due to an increase in crude costs. The average cost per barrel was $114.29 for the nine months ended September 30, 2008 compared to $67.59 per barrel for the comparable period in 2007. We also recognized a $5.2 million loss on fuel futures contracts in the nine months ended September 30, 2008. These increases were partially offset by a liquidation gain related to our LIFO inventory. In response to rapidly escalating crude costs, we determined operations could function at a lower volume of crude, intermediate and feedstock inventory levels. We adjusted our target LIFO levels to reflect these lower operating volumes. Consequently, we recorded a permanent liquidation gain of $7.0 million in the nine months ended September 30, 2008, compared to a $3.3 million gain in the nine months ended September 30, 2007.

Our refining segment has a services agreement with our marketing segment, which among other things, requires the refining segment to pay service fees to the marketing segment based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This service agreement lowered the refining margin achieved by our refining segment in the nine months ended September 30, 2008 by $0.78 per barrel sold to $8.78 per barrel sold. Without this fee, the refining segment would have achieved a refining operating margin of $9.56 per barrel sold in the nine months ended September 30, 2008, which was 82.2% of the U.S. Gulf Coast crack spread, compared to $15.17 per barrel sold in the comparable 2007 period, which was 101.1% of the U.S. Gulf Coast crack spread. We eliminate this intercompany fee in consolidation.

Operating expenses were $75.5 million for the nine months ended September 30, 2008 or $5.00 per barrel sold compared to $57.9 million for the nine months ended September 30, 2007 or $3.73 per barrel sold. The increase in operating expense per barrel sold was due primarily to a $11.8 million increase in natural gas costs which averaged $9.68 per MMBTU in the nine months ended September 30, 2008 compared to $6.97 per MMBTU during the nine months ended September 30, 2007.

Segment contribution margin for the refining segment for the nine months ended September 30, 2008 represented 45.3% of our consolidated segment contribution margin, or $57.7 million.

Marketing Segment

The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Days operated in period	92	92	274	273
Total sales volume (average barrels per day)	16,946	18,151	17,316	18,489
Products sold (average barrels per day)(1):
Gasoline	8,349	7,851	8,440	8,393
Diesel/Jet	8,531	10,038	8,810	9,981
Other	66	262	66	115

Total sales	16,946	18,151	17,316	18,489

Direct operating expenses (per barrel of sales)	$0.26	$0.13	$0.18	$0.15

Comparison of the Three Months Ended September 30, 2008 versus the Three Months Ended September 30, 2007

Net sales for the marketing segment were $224.9 million in the third quarter of 2008 compared to $164.5 million for the 2007 third quarter, an increase of $60.4 million or 36.7%. The average sales price of gasoline and diesel rose 46.7% from $2.29 per gallon in the third quarter of 2007 to $3.36 per gallon in the third quarter of 2008. Total sales volume averaged 16,946 barrels per day in the 2008 third quarter compared to 18,151 in the 2007 third quarter. Net sales included $4.8 million and $4.2 million of net service fees paid by our refining segment to our marketing segment for the 2008 and 2007 third quarters, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services.

Cost of goods sold was $217.4 million in the third quarter of 2008 approximating a cost per barrel sold of $139.46. This compares to cost of goods sold of $156.6 million for the third quarter of 2007, approximating a cost per barrel sold of $93.78. This cost per barrel resulted in an average gross margin of $4.77 per barrel in the 2008 third quarter compared to $4.73 per barrel in the 2007 third quarter. Additionally, we recognized a gain of $2.2 million during the 2008 third quarter compared to a nominal loss in the 2007 third quarter associated with settlement of nomination differences under long-term purchase contracts.

Operating expenses in the marketing segment were approximately $0.4 million for the third quarter of 2008 and $0.2 million for the 2007 third quarter and primarily relate to utilities and insurance costs.

Contribution margin for the marketing segment in the 2008 third quarter was $7.1 million, or 10.2% of our consolidated segment contribution margin.

Comparison of the Nine Months Ended September 30, 2008 versus the Nine Months Ended
September 30, 2007

Net sales for the marketing segment were $645.7 million for the nine months ended September 30, 2008 compared to $466.4 million for the comparable period in 2007. The average price of gasoline and diesel rose

47.9% to $3.18 per gallon in the nine months ended September 30, 2008 from $2.15 in the comparable period in 2007. Total sales volume averaged 17,316 barrels per day for the nine months ended September 30, 2008 as compared to 18,489 barrels per day for the same period in 2007. Net sales for the nine months ended September 30, 2008 and 2007 included $11.8 million and $10.8 million, respectively, of net service fees paid by our refining segment to our marketing segment. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing marketing, sales and customer support services.

Cost of goods sold was $625.3 million for the nine months ended September 30, 2008, approximating a cost per barrel sold of $131.80, as compared to $442.8 million, or $87.73 per barrel sold, for the comparable period in 2007. This cost per barrel resulted in an average gross margin of $4.30 per barrel for the nine months ended September 30, 2008 compared to $4.68 per barrel for the same period in 2007. Additionally, we recognized gains (losses) during the nine months ended September 30, 2008 and 2007 of $(1.7) million and $0.5 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.

Operating expenses in the marketing segment were approximately $0.8 million and $0.7 million for the nine months ended September 30, 2008 and 2007, respectively, and primarily relate to marketing utilities and insurance costs.

Segment contribution margin for the marketing segment for the nine months ended September 30, 2008 represented 15.4% of our total segment contribution margin, or $19.6 million.

Retail Segment

The table below sets forth certain information concerning our retail segment operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Number of stores (end of period)	495	501	495	501
Average number of stores	495	501	495	466
Retail fuel sales (thousands of gallons)	114,985	126,450	350,211	352,791
Average retail gallons per average number of stores (in thousands)	232	252	708	758
Retail fuel margin ($ per gallon)	$0.239	$0.152	$0.180	$0.146
Merchandise sales (in thousands)	$105,677	$114,573	$310,875	$308,179
Merchandise margin %	32.4%	31.9%	32.2%	31.9%
Credit expense (% of gross margin)	9.2%	8.6%	9.9%	8.4%
Merchandise and cash over/short (% of net sales)	0.2%	0.4%	0.2%	0.3%
Operating expense/merchandise sales plus total gallons	17.1%	14.2%	16.6%	14.6%

Comparison of the Three Months Ended September 30, 2008 versus the Three Months Ended September 30, 2007

Net sales for our retail segment in the 2008 third quarter increased 18.4% to $569.5 million from $481.1 million in the comparable 2007 period. This increase was primarily due to a 26.2% increase in retail fuel sales, which was driven by the increase in average fuel prices. The retail fuel price increased 38.5% to an average price of $3.78 per gallon in the third quarter of 2008 when compared to an average price of $2.73 per gallon in the third quarter of 2007. This increase was partially offset by a $8.9 million decrease in merchandise sales.

Total fuel sales, including wholesale dollars, increased 26.6% to $463.9 million in the third quarter of 2008. The increase was primarily due to an increase of $1.05 per gallon in the average retail price per gallon

($3.78 per gallon in the third quarter of 2008 compared to $2.73 per gallon in the third quarter of 2007). This increase was partially offset by a decline in gallons sold. Retail fuel sales were 115.0 million gallons for the 2008 third quarter compared to 126.5 million gallons for the 2007 third quarter. Comparable store gallons decreased 8.9% between the third quarter of 2008 and the third quarter of 2007. The decrease in fuel sales volume was primarily due to the product shortages caused by the Gulf Coast hurricanes in the third quarter of 2008.

Merchandise sales decreased 7.8% to $105.7 million in the third quarter of 2008. Comparable store merchandise sales decreased by 7.6% due primarily to decreases in our soft drink, dairy, and cigarette categories.

Cost of goods sold for our retail segment increased 19.4% to $506.7 million in the third quarter of 2008. This increase was primarily due to the increase in the cost of fuel. The average cost of fuel was $3.54 per gallon sold in the third quarter of 2008 compared to $2.57 per gallon sold in the third quarter of 2007.

Operating expenses were $39.1 million in the 2008 third quarter, an increase of $3.7 million, or 10.5%. This increase was due primarily to higher credit card, lease and insurance expenses. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 17.1% in the third quarter of 2008 from 14.2% in the third quarter of 2007.

Segment contribution margin for the retail segment for the 2008 third quarter represented 34.1% of our total contribution margin or $23.7 million.

Comparison of the Nine Months Ended September 30, 2008 versus the Nine Months Ended September 30, 2007

Net sales for our retail segment in the nine months ended September 30, 2008 increased 25.5% to $1,630.1 million from $1,298.5 million in the comparable 2007 period. This increase was primarily due to the inclusion of sales from the acquisition of the Calfee stores in the second quarter of 2007 and an increase in average fuel prices. The retail fuel price increased 34.2% to an average price of $3.53 per gallon in the nine months ended September 30, 2008 when compared to an average price of $2.63 per gallon in the nine months ended September 30, 2007.

Retail fuel sales were 350.2 million gallons for the nine months ended September 30, 2008, compared to 352.8 million gallons for the nine months ended September 30, 2007. This decrease was primarily due to a decrease of 5.8% in comparable store gallons for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease was partially offset by the full nine months results from the purchased Calfee stores, which increased fuel gallons sold by 16.7 million gallons. Total fuel sales, including wholesale dollars, increased 33.2% to $1,319.2 million in the nine months ended September 30, 2008. The increase was primarily due to an increase of $0.90 per gallon in the average retail price per gallon ($3.53 per gallon in the nine months ended September 30, 2008 compared to $2.63 per gallon in the nine months ended September 30, 2007).

Merchandise sales increased 0.9% to $310.9 million in the nine months ended September 30, 2008. The increase in merchandise sales was primarily due to $18.0 million in merchandise sales resulting from a full nine months results from the 2007 Calfee stores acquisition. Our comparable store merchandise sales decreased by 5.4% due primarily to decreases in our soft drink and general merchandise categories.

Cost of goods sold for our retail segment increased 27.7% to $1,464.6 million in the nine months ended September 30, 2008. This increase was primarily due to the inclusion of a full nine months results from the Calfee stores acquired which increased cost of goods sold by 7.9% and an increase in the average cost of fuel of $0.86 per gallon, to $3.35 per gallon in the nine months ended September 30, 2008, as compared to $2.49 per gallon in the 2007 comparable period.

Operating expenses were $113.6 million in the nine months ended September 30, 2008, an increase of $13.4 million, or 13.4%. This increase was due primarily to $8.9 million in store operating costs from the inclusion of a full nine months results from the Calfee stores, and in our existing stores, higher credit card and insurance expenses; which were partially offset by a decrease in other expenses. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 16.6% in the nine months ended September 30, 2008 from 14.6% in the nine months ended September 30, 2007.

Segment contribution margin for the retail segment for the nine months ended September 30, 2008 represented 40.7% of our total contribution margin or $51.9 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operating activities and borrowings under our revolving credit facilities. We believe that our existing cash balances, cash flows from operations, availability under our current credit facilities and any necessary refinancing will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months.

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

We are aware that our outstanding debt under our credit facilities may be available for purchase at substantial discounts to its respective face amount. In order to reduce future cash interest payments, as well as future amounts due at maturity, we may, from time to time, purchase such debt for cash in privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2008 and 2007 (in millions):

	Nine Months
	Ended June 30,
	2008	2007

Cash Flow Data:
Cash flows provided by operating activities	$98.9	$156.4
Cash flows used in investing activities	(38.7)	(279.6)
Cash flows (used in) provided by financing activities	(85.8)	47.2

Net decrease in cash and cash equivalents	$(25.6)	$(76.0)

Cash Flows from Operating Activities

Net cash provided by operating activities was $98.9 million for the nine months ended September 30, 2008 compared to $156.4 million for the nine months ended September 30, 2007. The decrease in cash flows from operations was primarily due to a $84.1 million decrease in net income. This decrease was partially offset by an increase in inventories and other current assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $38.7 million for the nine months ended September 30, 2008 compared to $279.6 million in the nine months ended September 30, 2007. This decrease was partially a result of current period purchases and sales of short-term investments with a net increase in cash of $44.4 million in the nine months ended September 30, 2008 compared to cash used of $66.2 million in 2007.

Cash used in investing activities includes our capital expenditures during the current period of approximately $91.4 million, of which $73.8 million was spent on projects at our refinery, $0.9 million in our marketing segment and $16.7 million in our retail segment. During the nine months ended September 30, 2008, we spent $41.8 million on regulatory and maintenance projects at the refinery. In our retail segment, we spent $6.7 million completing several “raze and rebuild” projects.

Cash used in investing activities for the nine months ended September 30, 2007 included the acquisition of the Calfee stores and our equity investment in Lion Oil.

Cash Flows from Financing Activities

Net cash used in financing activities was $85.8 million in the nine months ended September 30, 2008, compared to cash provided of $47.2 million in the nine months ended September 30, 2007. The decrease in cash provided from financing activities was primarily due to net payments on long-term revolvers and term debt and capital lease obligations of $99.9 million during the nine months ended September 30, 2008, compared to net payments of $8.0 million in the comparable period of 2007. The nine months ended September 30, 2008 includes $21.0 million proceeds from debt instruments compared to $65.0 million in the same period of 2007.

Cash Position and Indebtedness

As of September 30, 2008, our total cash and cash equivalents were $79.4 million and we had total indebtedness of approximately $276.3 million. Borrowing availability under our four separate revolving credit facilities was approximately $218.3 million and we had letters of credit outstanding of $184.0 million. We were in compliance with our covenants in all debt facilities as of September 30, 2008.

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the 2008 third quarter were $19.9 million, of which approximately $15.8 million was spent in our refining segment, $3.9 million in our retail segment and $0.2 million in the marketing segment.

Our total capital expenditure budget for the year ending December 31, 2008 is $110.0 million, a reduction of $40.5 million from our original estimate. The current budget consists of $87.0 million related to refining segment and another $23.0 million related to the retail and marketing segments. During the nine months ended September 30, 2008, refining spent $37.2 million on regulatory projects, $4.6 million on maintenance at the refinery, as well as an additional $32.0 million related to discretionary projects. During the same period, the retail segment spent a total of $16.7 million, of which $6.7 million was for 3 new store builds and $4.5 million on the re-imaging of 51 of our existing stores. We plan to spend approximately $18.6 million during the remainder of 2008, primarily on discretionary projects at the refinery.

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

We have no off-balance sheet arrangements as of September 30, 2008.

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

Price Risk Management Activities.  At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. In connection with our marketing segment’s supply contracts, we entered into certain futures contracts. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. At September 30, 2008 and December 31, 2007, we had open derivative contracts representing 84,000 barrels and 40,000 barrels, respectively, of refined petroleum products. We had an unrealized loss of $0.1 million as of both September 30, 2008 and December 31, 2007, respectively.

In December 2007, in connection with our offering of renewable fuels in our retail segment markets, we entered into a series of over the counter (OTC) swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade and a series of OTC swaps based on the futures price of unleaded gasoline as quoted on the New York Mercantile Exchange. In accordance with SFAS No. 133, all of these swaps are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. As of September 30, 2008 and December 31, 2007, we had open derivative contracts representing 311,405 barrels and 276,536 barrels of ethanol, respectively. We had unrealized net gains of $1.9 million and $2.5 million as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, we also had open derivative contracts representing 311,000 barrels and 270,000 barrels, respectively, of unleaded gasoline and had unrealized net losses of $1.9 million for both periods.

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

In accordance with SFAS No. 133, the WTI and ULSD swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. For the three and nine months ended September 30, 2008, Delek recorded unrealized gains (losses) as a component of other comprehensive income of $14.2 million ($8.8 million, net of deferred taxes) and $(8.1) million ($(5.4) million, net of deferred taxes), respectively, related to the change in the fair value of these swaps. The fair value of these contracts has been recognized in income beginning in July 2008, at the time the positions are closed and the hedged transactions are recognized in income. As of September 30, 2008, Delek had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $5.1 million associated with its cash flow hedges. We did not have any commodity futures contracts designated in cash flow hedges during the nine months ended September 30, 2007.

We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At September 30, 2008, we held approximately 1.3 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $68.12 per barrel. Replacement cost (FIFO) exceeded carrying value of LIFO costs by $35.7 million. We refer to this excess as our LIFO reserve.

Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $275.2 million as of September 30, 2008. We help manage this risk through interest rate cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments decreased by $0.1 million and increased $0.4 million for the quarters ended September 30, 2008 and September 30, 2007, respectively. The fair values of our interest rate cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical 1% change in interest rates on floating rate debt outstanding as of September 30, 2008 would be to change interest expense by $2.8 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of September 30, 2008, we had interest rate cap agreements in place representing $75.0 million in notional value with various settlement dates, the latest of which expires in July 2010. These interest rate caps range from 3.75% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.65% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was $0.2 million and $1.0 million as of September 30, 2008 and December 31, 2007.

The types of instruments used in our hedging and trading activities described above include swaps, options and futures. Our positions in derivative commodity instruments are monitored and managed on a daily basis by a risk management committee to ensure compliance with our risk management strategies which have been approved by our board of directors.

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

Item 5.	OTHER INFORMATION

Dividend Declaration

On November 4, 2008, Delek’s Board of Directors declared a quarterly cash dividend of $0.0375 per share, payable on December 16, 2008 to stockholders of record on November 25, 2008.

Amendment to Fifth Third Revolver

On October 17, 2008, we entered into the first amendment to the amended and restated $75.0 million revolving credit facility with Fifth Third Bank as administrative agent. Among other things, the amendment increased the letter of credit sublimit from $25.0 million to $35.0 million and allowed the borrower, Marketing, to pay a $20.0 million cash dividend to us on October 17, 2008.

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

Dated: November 7, 2008

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