Form 10-K
period 2008-12-31
Delek US Holdings, Inc.
filed 2009-03-09
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2008 was approximately $130,855,229, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.

At February 24, 2009, there were 53,682,070 shares of common stock, $.01 par value, outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, are incorporated by reference into Part III of this Form 10-K.

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	34
Item 2.	Properties	34
Item 3.	Legal Proceedings	35
Item 4.	Submission of Matters to a Vote of Security Holders	35

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6.	Selected Financial Data	37
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	62
Item 8.	Financial Statements and Supplementary Data	63
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63
Item 9A.	Controls and Procedures	63
Item 9B.	Other Information	65

PART III
Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance	65
Item 11.	Executive Compensation	65
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13.	Certain Relationships and Related Transactions, and Director Independence	65
Item 14.	Principal Accounting Fees and Services	65

PART IV
Item 15.	Exhibits and Financial Statement Schedules	66
Signatures		72
EX-10.5.H: EIGHTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT
EX-10.5.I: NINTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT
EX-10.6.C: FIRST AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT
EX-10.6.D: LETTER AGREEMENT (SECOND AMENDMENT) TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT
EX-10.6.E: THIRD AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT
EX-10.6.F: FOURTH AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT
EX-10.12.A: AMENDED AND RESTATED TERM LOAN NOTE
EX-10.13.D: FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT
EX-10.16.E: FIFTH AMENDMENT TO THE CREDIT AGREEMENT
EX-21.1: SUBSIDIARIES OF THE REGISTRANT
EX-23.1: CONSENT OF ERNST & YOUNG LLP
EX-24.1: POWER OF ATTORNEY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

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

Company Overview

We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a 60,000 barrels per day (“bpd”) high conversion, moderate complexity, independent refinery in Tyler, Texas. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 482 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. Of these 482 locations, the 24 stores located in Virginia are currently classified as held for sale for accounting purposes. For more information, see Item 1 — Business — Dispositions of Assets Held For Sale of this Annual Report on Form 10-K. We also own a 34.6% minority equity interest in Lion Oil Company, a privately held Arkansas corporation, which owns and operates a moderate conversion, independent refinery located in El Dorado, Arkansas with a design crude distillation capacity of 75,000 barrels per day, and other pipeline and product terminals.

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

We are a controlled company under the rules and regulations of the New York Stock Exchange where our shares are traded under the symbol “DK.” As of December 31, 2008, approximately 73.4% of our outstanding shares were beneficially owned by Delek Group Ltd. (“Delek Group”), a conglomerate that is domiciled and publicly traded in Israel. Delek Group has significant interests in fuel supply businesses and is controlled indirectly by Mr. Itshak Sharon (“Tshuva”).

The Tyler Refinery Fire

On November 20, 2008, an explosion and fire occurred at our 60,000 bpd refinery in Tyler, Texas. Several individuals were injured and two of our employees died. There are several parallel investigations underway to determine the cause of the event, including our own investigation and investigations by the U.S. Department of Labor’s Occupational Safety & Health Administration (“OSHA”) and the U.S. Chemical Safety and Hazard

Investigation Board (“CSB”). We believe these investigations will continue for the foreseeable future. We cannot assure you as to the outcome of these investigations, including possible civil penalties or other enforcement actions. The explosion and fire caused damage to both our saturates gas plant and naphtha hydrotreater and our operations at the refinery have been suspended since the explosion. As a result of the incident, we have been unable to provide our customer base with the products they have normally expected from our operation. Management currently anticipates that the refinery will resume operations in May 2009.

Our refining segment carries insurance coverage with $1.0 billion in combined limits to insure property damage and business interruption, which we currently expect will cover the bulk of the reconstruction and business interruption expense during the transitional recovery period. It is currently anticipated that the combined costs of reconstruction and business interruption will be substantially less than the combined limits.

Acquisitions

We have integrated our refinery acquisition, six convenience store chain acquisitions and a pipeline and terminal acquisition since our formation in May 2001. Our principal acquisitions since inception are summarized below:

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

Dispositions of Assets Held for Sale

In 2008, management committed to a plan to sell the retail segment’s 36 Virginia stores and proceeded with efforts to locate buyers. However, until we obtained the necessary amendments to our credit agreements, we were restricted from that action. At the time the credit agreement asset sale limitations were removed in December 2008, we had contracts to sell 28 of the 36 Virginia properties. As of December 31, 2008, we closed on the sale of 12 of the properties and we expect to close on the sales of the majority of the remaining pending contracts in the first quarter of 2009. We continue our efforts to sell the eight remaining properties that are currently not under contract. We received proceeds from these 2008 sales, net of expenses, of $9.8 million in 2008. The results from the Virginia stores have been reclassified to discontinued operations and the assets and liabilities associated with remaining stores are reflected as held for sale for all periods presented herein.

Information About Our Segments

We prepare segment information on the same basis that management reviews financial information for operational decision making purposes. Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 13, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Refining Segment

We operate a high conversion, moderate complexity independent refinery with a design crude distillation capacity of 60,000 bpd, along with an associated crude oil pipeline and light products loading facilities. The refinery is located in Tyler, Texas, and is the only supplier of a full range of refined petroleum products within a radius of approximately 100 miles.

The Tyler refinery is situated on approximately 100 out of a total of approximately 600 contiguous acres of land (excluding pipelines) that we own in Tyler and adjacent areas. The Tyler refinery includes a fluid catalytic cracking (“FCC”) unit and a delayed coker, enabling us to produce approximately 95% light products, including primarily a full range of gasoline, diesel, jet fuels, liquefied petroleum gas (“LPG”) and natural gas liquids (“NGLs”) and has a complexity of 9.5. For 2008, gasoline accounted for approximately 54.4% and diesel and jet fuels accounted for approximately 37.4% of the Tyler refinery’s fiscal production.

As the only full range product supplier in northeast Texas, our location is a natural advantage over other suppliers. The transportation cost of moving product into Tyler stands as a barrier for competitors. We see this differential as a margin enhancement. However, with production currently suspended as a result of the incident at the Tyler refinery, our customers are using other suppliers. When we resume operations, the return of our customer base is not assured.

Fuel Customers.  We have the advantage of being able to deliver nearly all of our gasoline and diesel fuel production into the local market using our terminal at the refinery. Our customers generally have strong credit profiles and include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, and independent retail fuel operators. Our refinery’s ten largest customers accounted for $1,258.5 million, or 59.4%, of net sales for the refining segment in 2008. Our customers include ExxonMobil, Valero Marketing and Supply, Murphy Oil USA, Truman Arnold and Chevron, among others. One customer, ExxonMobil, accounted for 13.4% or of our net sales in 2008. Our product pipeline sales are specific to Chevron and represent 5.2% of the refining segment’s net sales. Additionally, we have a contract with the U.S. government to supply jet fuel (“JP8”) to various military facilities that expires in April 2009. The U.S. government solicits competitive bids for this contract annually. Sales under this contract totaled $110.0 million, or 5.2%, of the refining segment’s 2008 net sales.

The Tyler refinery does not generally supply fuel to our retail fuel and convenience stores, since it is not located in the same geographic region as our stores.

Refinery Design and Production.  The Tyler refinery has a crude oil processing unit with a 60,000 bpd atmospheric column and an 18,000 bpd vacuum tower. The other major process units at the Tyler refinery include a

20,200 bpd fluid catalytic cracking unit, a 6,500 bpd delayed coking unit, a 21,000 bpd naphtha hydrotreating unit, a 13,000 bpd gasoline hytrotreating unit, a 22,000 bpd distillate hydrotreating unit, a 17,500 bpd continuous regeneration reforming unit, a 5,000 bpd isomerization unit, and a sulfuric alkylation unit with a capacity of 4,700 bpd.

The Tyler refinery is designed to mainly process light, sweet crude oil, which is typically a higher quality, more expensive crude oil than heavier and more sour crude oil. Our owned and leased pipelines are connected to five crude oil pipeline systems that allow us access to east Texas, west Texas and foreign sweet crude oils. A small amount of local east Texas crude oil is also delivered to the refinery by truck. The table below sets forth information concerning crude oil received at the Tyler refinery in 2008:

Percentage of
Source	Crude Oil Received

East Texas crude oil	25.6%
West Texas intermediate crude oil	57.9%
West Texas sour crude oil	10.1%
Foreign sweet and other domestic crude oil	6.4%

Upon delivery to the Tyler refinery, crude oil is sent to a distillation unit, where complex hydrocarbon molecules are separated into distinct boiling ranges. The processed crude oil is then treated in specific units of the refinery, and the resulting distilled and treated fuels are blended to create the desired finished fuel products. A summary of our production output for 2008 follows:

•	Gasoline. Gasoline accounted for approximately 54.4% of our refinery’s production. The refinery produces two grades of conventional gasoline (premium — 93 octane and regular — 87 octane), as well as aviation gasoline. Effective January 1, 2008, we began offering E-10 products which contain 90% conventional fuel and 10% ethanol.

•	Diesel/jet fuels. Diesel and jet fuel products accounted for approximately 37.4% of our refinery’s production. Diesel and jet fuel products include military specification JP8, commercial jet fuel, low sulfur diesel, and ultra low sulfur diesel. Low sulfur diesel was replaced by ultra low sulfur diesel beginning in September 2006.

•	Petrochemicals. We produced small quantities of propane, refinery grade propylene and butanes.

•	Other products. We produced small quantities of other products, including anode grade coke, slurry oil, sulfur and other blendstocks.

The table below sets forth information concerning the historical throughput and production at the Tyler refinery for the last three fiscal years.

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2008(1)		2007		2006
	Bpd	%	Bpd	%	Bpd	%

Refinery throughput (average barrels per day):
Crude:
Light	46,468	81.6%	49,711	88.5%	55,998	96.3%
Sour	5,215	9.2	4,149	7.4	—	—

Total crude	51,683	90.8	53,860	95.9	55,998	96.3
Other blendstocks(2)	5,239	9.2	2,303	4.1	2,130	3.7

Total refinery throughput	56,922	100.0%	56,163	100.0%	58,128	100.0%

Products produced (average barrels per day):
Gasoline(3)	30,346	54.4%	29,660	54.3%	30,163	53.3%
Diesel/jet	20,857	37.4	20,010	36.6	21,816	38.6
Petrochemicals, LPG, NGLs	1,963	3.5	2,142	3.9	2,280	4.0
Other	2,607	4.7	2,848	5.2	2,324	4.1

Total production	55,773	100.0%	54,660	100.0%	56,583	100.0%

(1)	The refinery has not operated since the November 20, 2008 explosion and fire. This information has been calculated based on the 324 days that the refinery was operational in 2008.

(2)	Includes denatured ethanol.

(3)	Includes E-10 product.

Profitability Improvements.  The fourth quarter 2008 explosion and fire at the Tyler refinery resulted in a suspension in production which continues to the date of this filing. During this period of refinery shutdown, we have moved forward with major unit turnarounds and the Crude Optimization capital projects which were previously slated to be completed in late 2009. We now expect portions of the Crude Optimization projects to be completed in the first half of 2009. The Deep Cut and Coker Valve portions of this project will allow the refinery to process what has generally been a lower cost (heavier, more sour) crude slate, as well as reduce some current operational bottlenecks. In addition, we expect the fractionation section modifications for the FCC Reactor Revamp portion of this project to be completed in the first half of 2009.

We expect the remaining portions of these projects will be completed by the first half of 2010. These remaining projects include the addition of a NaSH Unit and a second Amine Unit to allow the refinery to take full advantage of the designed sour crude slate, and the installation of the new FCC Reactor to allow the full utilization of the “deep cut” capability of the Vacuum Unit.

Though not currently anticipated, we may experience increases in the cost of or a delay in the receipt of equipment required to complete these projects, as is a possibility with any capital project. Additionally, the scope of the work, cost of qualified employees and contractor labor expense related to the installation of equipment are all at risk of increases.

In 2008, the refinery completed the installation of a Gasoline Hydrotreater Unit. The Gasoline Hydrotreater allowed the refinery to meet the Tier II gasoline specifications for sulfur in gasoline and eliminated the previous constraints on the sulfur content in crude selection because of the crude slate’s impact on the sulfur content of the gasoline pool.

In 2007, the refinery completed a revamp of the Kerosene Merox Unit to significantly increase its capacity when processing crude slates that contain increased quantities of naphthenic acid components in the kerosene boiling range. This project effectively removed constraints on the allowable quantity of WTI that could be included in the crude slate, thereby providing additional flexibility to potentially gain margin on crude selections and to increase total distillate production.

During the third quarter of 2006, two significant capital projects were completed that allowed us to produce 100% of our diesel pool as ultra low sulfur diesel and provided improved and more reliable sulfur handling capability at the refinery. These projects included the expansion and modification of the Diesel Hydrotreater Unit and the installation of a new 35 long ton per day Sulfur Recovery Unit and Tail Gas Treating Unit.

Storage Capacity.  Storage capacity at the Tyler refinery, including tanks along our pipeline, totals approximately 2.5 million barrels, consisting of approximately 1.1 million barrels of crude oil storage and 1.4 million barrels of refined and intermediate product storage.

Supply and Distribution.  Roughly one quarter of the crude oil purchased for the Tyler refinery is east Texas crude oil. Most of the east Texas crude oil processed in our refinery is delivered to us by truck or through our company-owned pipeline and a leased pipeline from Nettleton Station in Longview, Texas. This represents an inherent cost advantage due to our ability to purchase crude oil on its way to the market, as opposed to purchasing from a market or trade location. Crude oil is purchased during the trading month and priced during the calendar month to achieve the refinery crack spread of the day. The ability of our refinery to receive both domestic and foreign barrels affords us the opportunity to replace barrels with financially advantaged alternatives on short notice.

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

The Delek East Texas Pipeline System, which we own, consists of approximately 65 miles of six-inch crude oil lines that transport crude oil to the Tyler refinery. We currently operate the main trunk line, and the following pump stations and terminals that are also owned by us:

•	Atlas Tank Farm: One 150,000 barrel tank and one 300,000 barrel tank

•	Nettleton Station: Five 55,000 barrel tanks

•	Bradford Station: One 54,000 barrel tank and one 9,000 barrel tank

•	ARP Station: Two 55,000 barrel tanks

Much of our pipeline system runs across leased land or rights-of-way.

The vast majority of our transportation fuels and other products are sold by truck directly from the refinery. We operate a nine lane transportation fuels truck rack with a wide range of additive options, including proprietary packages dedicated for use by our major oil company customers. Capabilities at our rack include the ability to simultaneously blend finished components prior to loading trucks. LPG, NGLs and clarified slurry oil are sold by truck from dedicated loading facilities at the refinery. Effective January 1, 2008, we also began selling E-10 products at our truck rack. We also have a pipeline connection for the sale of propane into a facility owned by Texas Eastman. We sell petroleum coke primarily by rail from the refinery, with occasional truck loading for specialty or excess product. All of our ethanol is currently transported to the refinery by truck. Ethanol tank capacity is currently limited to 9,000 barrels.

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

Certain of our competitors operate refineries that are larger and more complex and in different geographical regions than ours, and, as a result, could have lower per barrel costs, higher margins per barrel and throughput or utilization rates which are better than us. We have no crude oil reserves and are not engaged in exploration or production. We believe, however, our geographic location provides an inherent advantage because our competitors have an inherent transportation cost. Our location allows for a realized margin that is favorable in comparison to the reported U.S. Gulf Coast 5-3-2 crack spread.

Marketing Segment

The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third party operated terminals. In order to achieve the goals of this business, we intend to:

•	develop and leverage our existing marketing and distribution capabilities and experience using our assets;

•	utilize our supply contracts in a more favorable manner;

•	develop exchange opportunities between our segments; and

•	expand our base of operations through acquisitions.

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

v. supplying ethanol to Express for blending with conventional gasoline using our newly constructed 30,000 barrel tanks located at a third-party owned terminal in Nashville, Tennessee; and

vi. a margin-sharing arrangement with our Tyler refinery of 50% of wholesale margins above a contractually defined threshold.

Petroleum Product Marketing Terminals.  The marketing segment markets its products through three company-owned terminals in San Angelo, Abilene and Tyler, Texas and third-party terminal operations in Aledo, Odessa and Big Springs, Texas. The San Angelo terminal began operations in 1991 and has operated continuously. The Abilene terminal began operations in the 1950’s and has undergone routine upgrading. At each terminal, products are loaded on two loading lanes each having four bottom-loading arms. The loading racks are fully automated and unmanned during the night. The Tyler terminal was built in the 1970’s and was most recently expanded in 1994. It is currently operated by our refining segment, includes nine loading lanes and is fully automated and unmanned at night. We have in excess of 1,000,000 barrels of combined refined product storage tank capacity at Tye, Texas Station (a Magellan Pipeline Company, L.P. (“Magellan Pipeline”) tie-in location) and our terminals in Abilene and San Angelo.

Pipelines.  We own seven product pipelines of approximately 114 miles between our refined product terminals in Abilene and San Angelo, Texas, which includes a line connecting our facility to Dyess Air Force Base. These refined product pipelines include:

•	an eight-inch pipeline from a Magellan Pipeline custody transfer point at Tye Station to the Abilene terminal;

•	a 13.5 mile, four-inch pipeline from the Abilene terminal to the Magellan Pipeline tie-in;

•	a 76.5 mile, six-inch pipeline system from the Magellan Pipeline tie-in to San Angelo; and

•	three other local product pipelines.

Supply Agreements.  Substantially all of our petroleum products are purchased from two suppliers, Northville Product Services, L.P. (“Northville”) and Magellan Asset Services, L.P. (“Magellan”), under separate supply contracts. Under the terms of the Northville contract, we can purchase up to 20,350 bpd of petroleum products for the Abilene terminal for sales and exchange at Abilene and San Angelo. This agreement runs through December 31, 2017.

Additionally, we can purchase up to an additional 7,000 bpd of refined products under the terms of the contract with Magellan. This agreement expires on December 14, 2015. The primary purpose of this second contract is to supply products at terminals in Aledo and Odessa, Texas.

Customers.  We have various types of customers including major oil companies such as ExxonMobil, independent refiners and marketers such as Murphy Oil, jobbers, distributors, utility and transportation companies, and independent retail fuel operators. In general, marketing customers typically come from within a 100-mile radius of our terminal operations. Our customers include, among others, Murphy Oil, ExxonMobil, and Susser Petroleum. One customer accounted for more than 10% of our marketing segment net sales and the top ten customers accounted for just over half of the marketing segment net sales in 2008. Pursuant to an arm’s length services agreement, our marketing segment also provides marketing and sales services for customers of the Tyler refinery. In return for these services to customers of the Tyler refinery, the marketing segment receives a service fee based on the number of gallons sold from the refining segment plus a sharing of marketing margin above predetermined thresholds. Net fees received from the refining segment under this arrangement were $13.8 million and $14.7 million in 2008 and 2007, respectively, and were eliminated in consolidation.

Competition.  Our company-owned refined product terminals compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. The two key markets in west Texas that we serve from our company-owned facilities are Abilene and San Angelo, Texas. We have direct competition from an independent refinery that markets through another terminal in the Abilene market. There are no competitive fuel loading terminals within approximately 90 miles of our San Angelo terminal.

Retail Segment

As of December 31, 2008, we operated 482 retail fuel and convenience stores, which are located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia, primarily under the MAPCO Express®, MAPCO Mart®, Discount Food Marttm, Fast Food and Fueltm, East Coast® and Favorite Markets® brands. Of these 482 locations, the 24 stores located in Virginia are currently classified as held for sale for accounting purposes. For more information, see Item 1 — Business — Dispositions of Assets Held for Sale of this Annual Report on Form 10-K. In July 2006, we purchased 43 stores from Fast Petroleum, Inc. and affiliates that strengthened our presence in key markets located in southeastern Tennessee and northern Georgia and we also re-imaged all stores purchased from BP Products North America, Inc. (“BP”) in December 2005. In April 2007, we purchased 107 stores from Calfee Company of Dalton, Inc. and affiliates. This purchase further solidified our presence in the southeastern Tennessee and northern Georgia markets. In 2007, we completed three “raze and rebuilds” and retrofitted one existing store using our next generation, MAPCO Mart concept. The MAPCO Mart store with GrilleMarx® is designed to offer premium amenities and products, such as a proprietary made-to-order food program with bi-lingual touch-screen order machines, seating, expanded coffee and hot drink bars, an expanded cold and frozen drink area where customers can customize their drink flavors, a walk-in beer cave and an expanded import and micro brew beer section. Historically, the majority of our “raze and rebuilds” and retrofits occurred at stores in our Nashville market. However, two of the three “raze and rebuilds” completed in 2007 were in Alabama using our MAPCO Mart brand. In 2008, we continued the expansion of our MAPCO Mart concept with one store built from the ground up, two additional “raze and rebuilds” and 51 re-image/retrofit sites. One “raze and rebuild” in 2008 was introduced to our Memphis market and another was introduced to our Chattanooga market. We plan to continue our “raze and rebuild” program in these and other of our markets and will utilize the upscale imagery of these next generation stores to continue re-imaging existing locations in 2009.

We believe that we have established strong brand recognition and market presence in the major retail markets in which we operate. Approximately 78% of our stores are concentrated in Tennessee and Alabama. In terms of number of retail fuel and convenience stores, we rank in the top-five in the major markets of Nashville, Chattanooga, Memphis and northern Alabama.

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

Our retail fuel and convenience stores typically offer tobacco products and immediately consumable items such as non-alcoholic beverages, beer and a large variety of snacks and prepackaged items. A significant number of the sites also offer state sanctioned lottery games, ATM services and money orders. Several of our stores include well recognized national branded quick service food chains such as Subway® and Quiznos. Since 2005, we have also been developing an in-house, quick service food offering under the GrilleMarx® brand. We currently have 14 stores that offer this service. In 2006, we introduced our own MAPCO® private label products in the majority of our locations for soft drink, water and automotive categories which provide points of differentiation and enhanced margins. In 2007, we introduced candy and energy drinks under our MAPCO® private label program. We intend to continue to introduce new private label product offerings using our MAPCO® brand. All but three of our locations offer both retail fuel and convenience stores. The majority of our locations have four to five multi-pump fuel dispensers with credit card readers. Virtually all of our company-operated locations have a canopy to protect self-service customers from rain and to provide street appeal by creating a modern, well-lit and safe environment. Effective January 1, 2008, we initiated blending of ethanol in our finished gasoline products, allowing customers access to E-10 products.

Fuel Operations.  For 2008, 2007 and 2006, our net fuel sales from continuing operations were 78.8%, 75.9%, and 74.9%, respectively, of total net sales from the continuing operations for our retail segment. The following table highlights certain information regarding our continuing fuel operations for these years:

	Year Ended December 31,
	2008(1)	2007(1)	2006(1)

Number of stores (end of period)	458	461	358
Average number of stores (during period)	458	434	333
Retail fuel sales (thousands of gallons)	407,597	412,052	329,311
Average retail gallons per average number of stores (thousands of gallons)	891	950	989
Retail fuel margin (cents per gallon)	$0.197	$0.147	$0.147

(1)	All numbers in this table reflect only continuing operations.

We currently operate a fleet of delivery trucks that deliver approximately half of the fuel sold at our retail fuel and convenience stores. We believe that the operation of a proprietary truck fleet enables the company to reduce fuel delivery expenses while enhancing service to our locations.

We purchased approximately 29% of the fuel sold at our proprietary brand retail fuel and convenience stores in 2008 from Valero Marketing and Supply under a contract that extends through the second quarter of 2009. The remainder of our proprietary brand fuel is purchased from a variety of independent fuel distributors and other suppliers. We purchase fuel for our branded locations under contracts with BP, ExxonMobil, Shell, Conoco, Marathon and Chevron. The price of fuel purchased is generally based on contracted differentials to local and regional price benchmarks. The initial terms of our supply agreements range from one year to 15 years and generally contain minimum monthly or annual purchase requirements. To date, we have met most of our purchase commitments under these contracts. We recorded liabilities for failure to purchase required contractual volume minimums of $0.3 million in 2008 and $0.2 million in both 2007 and 2006.

Merchandise Operations.  For 2008, 2007 and 2006, our merchandise sales were 21.2%, 24.1%, and 25.1%, respectively, of total net sales for our retail segment. The following table highlights certain information regarding our continuing merchandise operations for these years:

	Year Ended December 31,
	2008(1)	2007(1)	2006(1)

Comparable store merchandise sales change (year over year)	(6.7)%	1.4%	3.6%
Merchandise margin	31.5%	31.6%	30.3%
Merchandise profit as a percentage of total margin	58.7%	65.7%	64.5%

(1)	All numbers in this table reflect only continuing operations.

We purchased approximately 56% of our general merchandise, including most tobacco products and grocery items, for 2008 from a single wholesale grocer, Core-Mark International, Inc. (“Core-Mark”). We entered into a contract with Core-Mark that expires at the end of 2010, but may be renewed at our option through the end of 2013. Our other major suppliers include Coca-Cola®, Pepsi-Cola® and Frito Lay®.

Technology and Store Automation.  We continue to invest in our technological infrastructure to enable us to better address the expectations of our customers and improve our operating efficiencies and inventory management. In 2008, we completed the implementation of a project for scanning in merchandise as it is received at our company-operated stores and began a perpetual item level inventory project that we expect to have in all stores by the end of 2009.

In 2007, we selected FuelQuest’stm Fuel Management System to enhance our management of fuel inventory and fuel purchasing. We implemented this software in the fourth quarter of 2008 and expect that it will provide efficiencies across the multiple processes we currently use.

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

Dealer-Operated Stores.  Our retail segment also includes a wholesale fuel distribution network that supplies 55 dealer-operated retail locations. In 2008, our dealer net sales represented approximately 5.5% of net sales for our retail segment. Our business with dealers includes a variety of contractual arrangements in which we pay a commission to the dealer based on profits from the fuel sales, contractual arrangements in which we supply fuel and invoice the dealer for the cost of fuel plus an agreed upon margin and non-contractual arrangements in which dealers order fuel from us at their discretion.

Competition.  The retail fuel and convenience store business is highly competitive. We compete on a store-by-store basis with other independent convenience store chains, independent owner-operators, major petroleum companies, supermarkets, drug stores, discount stores, club stores, mass merchants, fast food operations and other retail outlets. Major competitive factors affecting us include location, ease of access, pricing, timely deliveries, product and service selections, customer service, fuel brands, store appearance, cleanliness and safety. We believe we are able to effectively compete in the markets in which we operate because our market concentration in most of our markets allows us to gain better vendor support. Our retail segment strategy continues to center on operating a high concentration of sites in a similar geographic region to promote operational efficiencies. In addition, we use proprietary information technology that allows us to effectively manage our fuel sales and margin.

Minority Investment

We also own a 34.6% minority interest in Lion Oil Company (“Lion Oil”), a privately held Arkansas corporation, which owns and operates a moderate conversion, independent refinery with a design crude distillation capacity of 75,000 barrels per day, three crude oil pipelines and refined product terminals in Memphis and Nashville, Tennessee. The refinery is located in El Dorado, Arkansas. The El Dorado refinery has the ability to produce and sell all consumer grades of gasoline, distillates, propanes, solvents, high sulfur diesel, low sulfur diesel, dyed low sulfur diesel, asphalt and protective coatings, specialty asphalt products and liquefied petroleum gas. Effective October 1, 2008, we are accounting for this interest using the cost method. See Note 7 of the Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

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

Based upon environmental evaluations performed internally and by third parties subsequent to our purchase of the Tyler refinery, we have recorded a liability of approximately $7.7 million as of December 31, 2008 relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature which were assumed in connection with the refinery acquisition. This liability includes estimated costs for on-going investigation and remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $2.5 million of the liability is expected to be expended over the next 12 months with the remaining balance of $5.2 million expendable by 2022.

In late 2004, the prior refinery owner began discussions with the U.S. Environmental Protection Agency (“EPA”) Region 6 and the United States Department of Justice (“DOJ”) regarding certain air quality requirements at the refinery. The prior refinery owner expected to settle the matter with the EPA and the DOJ by the end of 2005, however, the EPA did not present a consent decree and no discussions occurred in 2006. Nonetheless, Delek completed certain capital projects at the refinery that the EPA indicated would likely be addressed in a consent decree. These projects include a new electrical substation to increase operational reliability and additional sulfur removal capacity to address upsets at the refinery.

In June 2007, EPA Region 6 and DOJ resumed negotiations and presented the former owner and Delek with the initial draft of the consent decree in August 2007. The companies provided comments at that time and received a revised draft consent decree in April 2008. The revised draft consent decree addresses capital projects that have either been completed or will not have a material adverse effect upon our future financial results. In addition, the proposed consent decree requires certain on-going operational changes that will increase future operating expenses at the refinery. At this point in time, we believe any such costs will not have a material adverse effect upon our business, financial condition or operations. We have been advised by the EPA and the DOJ that they plan to simultaneously file a complaint and lodge a consent decree by March 31, 2009 in the United States District Court for the Eastern District of Texas, naming Refining as defendant. Under the draft consent decree, Refining would be liable for injunctive relief and payment of any stipulated penalties for future violations.

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

Contemporaneous with the refinery purchase, Delek became a party to a Waiver and Compliance Plan with the EPA that extended the implementation deadline for low sulfur gasoline from January 1, 2006 to May 2008, based on the capital investment option we chose. In return for the extension, we agreed to produce 95% of the diesel fuel at the refinery with a sulfur content of 15 ppm or less by June 1, 2006 through the remainder of the term of the Waiver. During the first quarter of 2008, it became apparent to us that the construction of our gasoline hydrotreater would not be completed by the original deadline of May 31, 2008 due to the continuing shortage of skilled labor and ongoing delays in the receipt of equipment. We began discussions with the EPA regarding this potential delay in completing the gasoline hydrotreater and agreed to an extension to certain provisions of the Waiver that allowed us to exceed the 80 ppm per-gallon sulfur maximum for up to two months past the original May 31, 2008 compliance date. Construction and commissioning of the gasoline hydrotreater was completed in June 2008 with all gasoline meeting low sulfur specifications by the end of June.

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

In June 2007, OSHA announced it was implementing a National Emphasis Program addressing workplace hazards at petroleum refineries. Under this program, OSHA expects to conduct inspections of process safety management programs over the next two years at approximately 80 refineries nationwide. On February 19, 2008, OSHA commenced an inspection at our Tyler, Texas refinery. In August, OSHA concluded its inspection and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the citations and do not believe that the outcome will have a material effect on our business.

Following the fire and explosion on November 20, 2008, OSHA and the CSB initiated separate investigations of the incident at the refinery. Those investigations are on-going and we believe they will continue into the foreseeable futures.

Employees

As of December 31, 2008, we had 3,692 employees, of which 256 were employed in our refining segment, 16 were employed in our marketing segment and 3,420 were employed either full or part-time in our retail segment. As of December 31, 2008, 149 operations and maintenance hourly employees and 40 truck drivers at the refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202 and were covered by collective bargaining agreements which run through March 31, 2009. None of our employees in our marketing or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

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

Available Information

Our internet website address is http://www.DelekUS.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (“SEC”) are available on our internet website (in the “Investor Relations” section), free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our corporate governance guidelines, code of business conduct and ethics and the charters of our board of director’s committees in the same website location. Our governance documents are available in print to any stockholder that makes a written request to Secretary, Delek US Holdings, Inc., 7102 Commerce Way, Brentwood, TN 37027. In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our chief executive officer’s certification to the New York Stock Exchange in 2008. Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K contain certifications of our chief executive officer and chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Risks Relating to Our Industry

We operate an independent refinery in Tyler, Texas which may not be able to withstand volatile market conditions, compete on the basis of price or obtain sufficient quantities of crude oil in times of shortage to the same extent as integrated, multinational oil companies.

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

The markets in which we operate our retail fuel and convenience stores are highly competitive and characterized by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with other convenience store chains, gas stations, supermarkets, drug stores, discount stores, club stores, mass merchants, fast food operations and other retail outlets. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry.

In recent years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have affected the convenience store industry by entering the retail fuel business. These non-traditional gasoline retailers have obtained a significant share of the motor fuels market and their market share is expected to grow. Because of their diversity, integration of operations, experienced management and greater resources, these companies may be better able to withstand volatile market conditions or levels of low or no profitability in the retail segment. In addition, these retailers may use promotional pricing or discounts, both at the pump and in the store, to encourage in-store merchandise sales. These activities by our competitors could pressure us to offer similar discounts, adversely affecting our profit margins. Additionally, the loss of market share by our retail fuel and convenience stores to these and other retailers relating to either gasoline or merchandise could have a material adverse effect on our business, financial condition and results of operations.

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

In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire. In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. Companies in the petroleum industry, such as us, are often the target of activist and regulatory activity regarding pricing, safety, environmental compliance and other business practices which could result in price controls, fines, increased taxes or other actions affecting the conduct of our business. For example, consumer activists are lobbying various authorities to enact laws and regulations mandating the use of temperature compensation devices for fuel dispensed at our retail stores. In addition, the United States Supreme Court decision in Massachusetts v. Environmental Protection Agency, 549 U.S. 497 (2007) may prompt further legislative and regulatory activity in the realm of greenhouse gas emissions and climate change. Environmental regulation is becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed. While it is impractical to predict the impact that potential regulatory and activist activity may have, such future activity may result in increased costs to operate and maintain our facilities, as well as increased capital outlays to improve our facilities. Such future activity could also adversely affect our ability to expand production, result in damaging publicity about us, or reduce demand for our products. Our need to incur costs associated with complying with any resulting new legal or regulatory requirements that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations.

Our refining margins may decline as a result of increases in the prices of crude oil and other feedstocks.

Our earnings, cash flow and profitability from our refining operations depend on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined petroleum products. Refining margins historically have been and are likely to continue to be volatile, as a result of numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline and other refined petroleum products. Such volatility is affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign demand for fuel products;

•	investor speculation in commodities;

•	refined product inventory levels;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, Western Coastal Africa, the former Soviet Union, and South America;

•	the level of foreign and domestic production of crude oil and refined petroleum products;

•	the level of crude oil, other feedstocks and refined petroleum products imported into the United States;

•	utilization rates of refineries in the United States;

•	development and marketing of alternative and competing fuels such as ethanol;

•	events that cause disruptions in our distribution channels;

•	local factors, including market conditions, adverse weather conditions and the level of operations of other refineries and pipelines in our markets; and

•	U.S. government regulations.

In addition, our Tyler refinery has historically processed primarily light sweet crude oils as opposed to light to medium sour crude oils. Due to increasing demand for lower sulfur fuels, light sweet crude oils have historically been more costly than heavy sour crude oils, and an increase in the cost of light sweet crude oils could have a material adverse effect on our business, financial condition and results of operations. As part of our current capital initiatives, we expect to provide additional flexibility to the Tyler refinery in 2009 that will allow it to process more sour crude oils. A substantial or prolonged decrease in the differential between the price of light sweet crude oils and more sour crude oils could negatively impact our earnings and cash flows.

Our gross profit may decline as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products.

Significant increases and volatility in costs of crude oil, other feedstocks and refined petroleum products could cause our profits to decline. If the prices for which we can sell our refined products fail to keep pace with rising prices of crude oil and other feedstocks, our results of operations will be negatively impacted. This is especially true for non-transportation fuel products such as asphalt, butane, coke, propane and slurry whose prices may not correlate to fluctuations in the price of crude oil.

Increases in the price of crude oil and other feedstocks could also result in significant increases in the retail price of transportation fuel products, higher credit card expenses on retail fuel sales (because credit card fees are typically calculated as a percentage of the transaction amount rather than a percentage of gallons sold) and in lower retail fuel gross margin per gallon. Increases in the retail price of transportation fuel products could also diminish consumer demand for fuel and lead to lower retail fuel sales. In addition, the volatility in the costs of natural gas and electricity used by our Tyler refinery and in other operations affect our operating costs.

Feedstock, fuel and utility prices have been, and will continue to be, affected by factors that are beyond our control, such as supply and demand and regulation in both local and regional markets. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our business, financial condition and results of operations. These factors could materially impact our refining gross profits, fuel gallon volume, fuel gross profit and overall customer traffic, which in turn could adversely impact our merchandise sales.

If the market value of our inventory declines to an amount less than our LIFO basis, we would record a write-down of inventory and a non-cash charge to cost of sales, which may affect our earnings.

The nature of our business requires us to maintain substantial quantities of crude oil, refined petroleum product and blendstock inventories. Because crude oil and refined petroleum products are commodities, we have no control over the changing market value of these inventories. Because our refining inventory is valued at the lower of cost or market value under the last-in, first-out (“LIFO”) inventory valuation methodology, we would record a write-down of inventory and a non-cash charge to cost of sales if the market value of our inventory were to decline to an amount less than our LIFO basis. For example, at December 31, 2008, market values had fallen below most of our LIFO inventory layer values, generating a pre-tax write-down of approximately $10.9 million.

Anti-smoking measures, increases in tobacco taxes and wholesale cost increases of tobacco products could reduce our tobacco product sales.

Sales of tobacco products accounted for approximately 8%, 9% and 10% of total net sales of those stores constituting the continuing operations of our retail segment for the years ended December 31, 2008, 2007 and 2006, respectively. Significant increases in wholesale cigarette costs, a reduction to or elimination of manufacturer rebates, increased taxes on tobacco products (such as the increase in the federal tax by approximately $0.62 per pack of cigarettes, effective April 1, 2009), declines in the percentage of smokers in the general population, additional legal restrictions on smoking in public or private establishments, future legislation and national and local campaigns to discourage smoking in the United States have had an adverse effect on the demand for tobacco products and could have a material adverse effect on our business, financial condition and results of operations.

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

Terrorist attacks in the United States and the war with Iraq, as well as events occurring in response or similar to or in connection with them, may harm our business. Energy-related assets (which could include refineries, pipelines and terminals such as ours) may be at greater risk of future terrorist attacks than other possible targets in the United States. In addition, the State of Israel, where our majority stockholder, Delek Group Ltd. (“Delek Group”), is based, has suffered armed conflicts and political instability in recent years. We may be more susceptible to terrorist attack as a result of our connection to an Israeli owner. On the date of this report, three of our directors reside in Israel.

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

Risks Relating to Our Business

We are particularly vulnerable to disruptions to our refining operations, because our refining operations are concentrated in one facility.

Because all of our refining operations are concentrated in the Tyler refinery, significant disruptions at the Tyler facility could have a material adverse effect on our business, financial condition or results of operations. For example, on November 20, 2008 an explosion and fire occured at our refinery in Tyler, Texas which resulted in a suspension of production that continues through the date of this report. Management currently anticipates that the refinery will resume operations in May 2009. However, the damage to equipment and disruption to operations, as well as the costs and time necessary to resume operations, may be greater than currently anticipated which could have a material adverse effect on our business, financial condition and results of operations.

General economic conditions and the current financial crisis may adversely affect our business, operating results and financial condition.

The current domestic economy and economic slowdown may have serious negative consequences for our business and operating results. Our performance is subject to domestic economic conditions and their impact on levels of consumer spending. Some of the factors affecting consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate values, mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. During a period of economic weakness or uncertainty, current or potential customers may travel less, reduce or defer purchases, go out of business or have insufficient funds to buy or pay for our products and services.

Moreover, the current crisis has had a significant material adverse impact on a number of financial institutions and has limited access to capital and credit for many companies. This could, among other things, make it more difficult for us to obtain (or increase our cost of obtaining) capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

Due to the concentration of our stores in the southeastern United States, an economic downturn in that region could cause our sales and the value of our assets to decline.

Substantially all of our retail fuel and convenience stores are located in the southeastern United States, primarily in the states of Alabama, Georgia and Tennessee. As a result, our results of operations are subject to general economic conditions in that region. An economic downturn in the Southeast, such as the current economic downturn, could cause our sales and the value of our assets to decline and have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully execute our strategy of growth through acquisitions.

A significant part of our growth strategy is to acquire assets such as refineries, pipelines, terminals, and retail fuel and convenience stores that complement our existing sites or broaden our geographic presence. If attractive opportunities arise, we may also acquire assets in new lines of business that are complementary to our existing businesses. Through eight major transactions spanning from our inception in 2001 through December 31, 2008, we acquired our refinery and refined products terminals in Tyler, we acquired approximately 500 retail fuel and convenience stores and we developed our wholesale fuel business. We expect to continue to acquire retail fuel and convenience stores, refinery assets and product terminals and pipelines as a major element of our growth strategy, however:

•	we may not be able to identify suitable acquisition candidates or acquire additional assets on favorable terms;

•	we usually compete with others to acquire assets, which competition may increase, and, any level of competition could result in decreased availability or increased prices for acquisition candidates;

•	we may experience difficulty in anticipating the timing and availability of acquisition candidates;

•	since the convenience store industry is dominated by small, “independent” operators that own fewer than ten stores, we will likely need to complete numerous small acquisitions, rather than a few major acquisitions, to substantially increase our number of retail fuel and convenience stores;

•	the need to complete numerous acquisitions will require significant amounts of our management’s time;

•	we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions; and

•	as a public company, we are subject to reporting obligations, internal controls and other accounting requirements with respect to any business we acquire, which may prevent or negatively affect the valuation of some acquisitions we might otherwise deem favorable or increase our acquisition costs.

The occurrence of any of these factors could adversely affect our ability to complete further acquisitions.

Acquisitions involve risks that could cause our actual growth or operating results to differ adversely compared with our expectations.

Due to our emphasis on growth through acquisitions, we are particularly susceptible to transactional risks. For example:

•	during the acquisition process, we may fail or be unable to discover some of the liabilities of companies or businesses that we acquire;

•	we may assume contracts or other obligations in connection with particular acquisitions on terms that are less favorable or desirable than the terms that we would expect to obtain if we negotiated the contracts or other obligations directly;

•	we may fail to successfully integrate or manage acquired refining, pipeline and terminal assets, retail fuel and convenience stores, or other assets;

•	acquired retail fuel and convenience stores, refineries, pipelines, terminals or other assets may not perform as we expect or we may not be able to obtain the cost savings and financial improvements we anticipate;

•	acquisitions may require us to incur additional debt or issue additional equity;

•	we may fail to grow our existing systems, financial controls, information systems, management resources and human resources in a manner that effectively supports our growth; and

•	to the extent that we acquire assets in complementary new lines of business, we may become subject to additional regulatory requirements and additional risks that are characteristic or typical of these new lines of business.

The occurrence of any of these factors could adversely affect our business, financial condition and results of operations.

We may incur significant costs and liabilities with respect to investigation and remediation of existing environmental conditions at our Tyler refinery.

Prior to our purchase of the Tyler refinery and pipeline, the previous owner had been engaged for many years in the investigation and remediation of liquid hydrocarbons which contaminated soil and groundwater at the purchased facilities. Upon purchase of the facilities, we became responsible and liable for certain costs associated with the continued investigation and remediation of known and unknown impacted areas at the refinery. In the future, it may be necessary to conduct further assessments and remediation efforts at the refinery and pipeline locations. In addition, we have identified and self-reported certain other environmental matters subsequent to our purchase of the refinery. Based upon environmental evaluations performed internally and by third parties subsequent to our purchase of the Tyler refinery, we recorded an environmental liability of approximately $7.7 million as of December 31, 2008 for the estimated costs of environmental remediation for our refinery. We expect remediation of soil and groundwater at the refinery to continue for the foreseeable future. The need to make future expenditures for these purposes that exceed the amounts we estimate and accrue for could have a material adverse effect on our business, financial condition and results of operations.

We may incur significant costs and liabilities in connection with site contamination, new environmental regulations and prior non-compliance with air emission regulations.

In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire. In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. We anticipate that compliance with new regulations will require us to spend approximately $13.0 million in capital costs in 2009. We are also in discussions with the EPA and the DOJ, concerning some other enforcement actions; the outcome of which we believe will not result in a material adverse effect on our business, financial condition or results of operations. However, a settlement with the EPA could result in additional capital expenditures and potential penalties that could have a material adverse effect on our business, financial condition and results of operations.

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

The dangers inherent in our operations could cause disruptions and expose us to potentially significant costs and liabilities.

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

For example, the incident at our Tyler refinery on November 20, 2008 resulted in two employee deaths and a suspension of production that continues through the date of this report. The damage to equipment and disruption to operations, as well as the costs and time necessary to resume operations, may be greater than currently anticipated. In addition, we are currently participating in an investigation of this incident by OSHA which may result in civil penalties or other enforcement actions. We may also face lawsuits or other third party claims as a result of this incident. Amounts we may pay in connection with these claims may not be covered by insurance.

We also operate approximately forty fuel delivery trucks. These trucks regularly transport highly combustible motor fuels on public roads. A motor vehicle accident involving one of our trucks could result in significant personal injuries and/or property damage.

Interruptions in the supply and delivery of crude oil may affect our refining interests and limitations in systems for the delivery of crude oil may inhibit the growth of our refining interests.

Our Tyler refinery processes primarily light sweet crude oils which are less readily available to us than heavier, more sour crude oils. The refinery receives substantially all of its crude oil from third parties. We could experience an interruption or reduction of supply and delivery, or an increased cost of receiving crude oil, if the ability of these third parties to transport crude oil is disrupted because of accidents, governmental regulation, terrorism, other third-party action or other events beyond our control. The unavailability for our use for a prolonged period of time of any system of delivery of crude oil could have a material adverse effect on our business, financial condition or results of operations.

Moreover, limitations in delivery capacity may not allow our refining interests to draw sufficient crude oil to support increases in refining output. In order to materially increase refining output, existing crude delivery systems may require upgrades or supplementation, which may require substantial additional capital expenditures.

Our Tyler refinery has only limited access to an outbound pipeline, which we do not own, for distribution of our refined petroleum products.

For the year ended December 31, 2008, approximately 77.1% of our refinery sales volume in Tyler was completed through a rack system located at the refinery. Unlike other refiners, we do not own, and have limited access to, an outbound pipeline for distribution of our refinery products to our Tyler customers. Our lack of access to an outbound pipeline may undermine our ability to attract new customers for our refined petroleum products or increase sales of our refinery products.

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

If credit markets tighten further, it may become more difficult to obtain cash from third party sources. If we cannot generate cash flow or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to comply with regulatory deadlines or pursue our business strategies, in which case our operations may not perform as well as we currently expect.

The November 20, 2008 incident at our Tyler refinery resulted in a suspension of production that continues through the date of this report. Refining’s ability to borrow under its primary credit facility has also been suspended during the period of inactivity. Because we have undertaken and intend to continue substantial repair, maintenance and improvement projects at the refinery during this period, we will be dependent upon the receipt of proceeds under our insurance policies to generate necessary cash flows, and our inability to obtain such proceeds could materially affect our ability to execute the projects.

In addition, the resumption of borrowing availability under Refining’s credit facility is subject to the attainment of certain operational milestones. If we are unable to meet these milestones in a timely manner, we could default under our credit facility and our ability to generate cash flows to support our resumed operations could be materially affected.

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

Our marketing segment sells refined products produced by refineries owned by third parties. In 2008, Magellan and Northville were the sole suppliers to our marketing segment. We could experience an interruption or termination of supply or delivery of refined products if these refineries or our suppliers partially or completely ceased operations, temporarily or permanently. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. In addition, any reduction in capacity of other pipelines that connect with our suppliers’ pipelines or our pipelines due to testing, line repair, reduced operating pressures, or other causes could result in reduced volumes of refined product supplied to our marketing business. A reduction in the volume of refined products supplied to our marketing segment could adversely affect our sales and earnings.

An increase in competition in the market in which we sell our refined products could lower prices and adversely affect our sales and profitability.

Our Tyler refinery is the only supplier of a full range of refined petroleum products within a radius of approximately 100 miles of its location and there are no competitive fuel loading terminals within approximately 90 miles of our San Angelo terminal. If a refined petroleum products delivery pipeline is built in or around the Tyler, Texas area, or a competing terminal is built closer to the San Angelo area, we could lose our niche market advantage, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the incident at our Tyler refinery on November 20, 2008 resulted in a suspension of production that continues through the date of this report. We assume that our customers will locate other sources of supply for so long as we are unable to service them. Once our production resumes, it may be difficult for us to reestablish customers, volumes and pricing similar to that which existed prior to the accident.

We may be unable to negotiate market price risk protection in contracts with unaffiliated suppliers of refined products.

During the year ended December 31, 2008, we obtained 70.3% of our supply of refined products for our marketing segment under contracts that contain provisions that mitigate the market price risk inherent in the purchase and sale of refined products. We cannot assure you that in the future we will be able to negotiate similar market price protections in other contracts that we enter into for the supply of refined products or ethanol. To the extent that we purchase inventory at prices that do not compare favorably to the prices at which we are able to sell refined products, our sales and margins may be adversely affected.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a significant amount of debt. As of December 31, 2008, we had total debt of $286.0 million, including current maturities of $83.9 million. In addition to our outstanding debt, as of December 31, 2008, our borrowing availability under our various credit facilities was $164.0 million.

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

In addition, a substantial portion of our debt has a variable rate of interest, which increases our exposure to interest rate fluctuations, to the extent we elect not to hedge such exposures.

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

Other restrictive covenants require that we meet fixed charge coverage, interest charge coverage and leverage tests as described in the credit facility agreements. Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. If we breach any of the restrictions or covenants in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitments to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these immediate payments. In addition, our obligations under our credit facilities are secured by substantially all of our assets. If we are unable to timely repay our indebtedness under our credit facilities, the lenders could seek to foreclose on the assets or we may be required to contribute additional capital to our subsidiaries. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations. An example of restrictions that impact our businesses can be seen in the discussion of the SunTrust ABL Revolver in Note 11 and Note 22 of Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

During the year ended December 31, 2008, we purchased approximately 56% of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, Core-Mark International, Inc.. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship or pricing with our principal merchandise supplier could lead to an increase in our cost of goods or a reduction in the reliability of timely deliveries and could have a material adverse effect on our business, financial condition and results of operations.

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

Due to our minority ownership position in Lion Oil Company, we cannot control the operations of the El Dorado refinery or the corporate and management policies of Lion Oil.

As of December 31, 2008, we owned approximately 34.6% of the issued and outstanding common stock of Lion Oil Company, a privately held Arkansas corporation that owns and operates a refinery in El Dorado, Arkansas. Approximately 53.7% of the issued and outstanding common stock of Lion Oil is owned by one shareholder. This controlling shareholder is party to a management agreement with Lion Oil and, due to its majority equity ownership position, is able to elect a majority of the Lion Oil board of directors. As a result of our minority ownership position and the controlling shareholder’s majority equity ownership position and contractual management rights, we are unable to control or influence the operations of the refinery in El Dorado, Arkansas.

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

Our minority ownership position in Lion Oil is illiquid because there is no active trading market for shares of Lion Oil common stock.

Because Lion Oil is a privately held corporation, there is no active trading market for shares of Lion Oil common stock. As a result, we cannot assure you that we will be able to increase or decrease our interest in Lion Oil, or that if we do, we will be able to do so upon favorable terms or at favorable prices.

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

The energy industry is highly capital intensive, and the entire or partial loss of individual facilities can result in significant costs to both industry companies, such as us, and their insurance carriers. In recent years, several large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. For example, hurricanes in recent years have caused significant damage to several petroleum refineries along the Gulf Coast, in addition to numerous oil and gas production facilities and pipelines in that region. As a result of large energy industry claims, insurance companies that have historically participated in underwriting energy-related facilities may discontinue that practice, or demand significantly higher premiums or deductible periods to cover these facilities. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at reasonable cost.

In addition, although we have business interruption insurance, it may not cover the full amount of losses we may suffer as a result of the suspension of operations at the Tyler refinery. If our insurance does not cover the full amount of the losses, this could have a material adverse effect on our business, financial condition and results of operations.

In addition, we cannot assure you that our insurers will renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. The incident on November 20, 2008 resulted in significant property damage to, and suspension of operations at our Tyler refinery. Our insurance claims in connection with the incident may affect the terms upon which our insurance coverage can be renewed. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our refinery workforce is unionized, and we may face labor disruptions that would interfere with our operations.

As of December 31, 2008, we employed 256 people at our Tyler refinery and pipeline. From among these employees, 149 of our operations and maintenance hourly employees and 40 truck drivers at the refinery were covered by separate collective bargaining agreements which expire on March 31, 2009 and January 31, 2012, respectively. Although these collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure you that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on fuel sales at our retail fuel and convenience stores which makes us susceptible to increases in the cost of gasoline and interruptions in fuel supply.

Net fuel sales at stores representing the continuing operations of our retail segment represented approximately 79%, 76% and 75% of total net sales of our retail segment for 2008, 2007 and 2006, respectively. Our dependence on fuel sales makes us susceptible to increases in the cost of gasoline and diesel fuel. As a result, fuel profit margins have a significant impact on our earnings. The volume of fuel sold by us and our fuel profit margins are affected by numerous factors beyond our control, including the supply and demand for fuel, volatility in the wholesale fuel market and the pricing policies of competitors in local markets. Although we can rapidly adjust our pump prices to reflect higher fuel costs, a material increase in the price of fuel could adversely affect demand. A material, sudden increase in the cost of fuel that causes our fuel sales to decline could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on fuel sales makes us susceptible to interruptions in fuel supply. At December 31, 2008, fuel from the U.S. Gulf Coast transported to us through the Colonial and Plantation pipelines was the primary source of fuel supply for approximately 78% of our retail fuel and convenience stores. To mitigate the risks of cost volatility, we typically have no more than a five day supply of fuel at each of our stores. Our fuel contracts do not guarantee an uninterrupted, unlimited supply in the event of a shortage. In addition, gasoline sales generate customer traffic to our retail fuel and convenience stores. As a result, decreases in gasoline sales, in the event of a shortage or otherwise, could adversely affect our merchandise sales. A serious interruption in the supply of gasoline could have a material adverse effect on our business, financial condition and results of operations.

We may incur losses as a result of our forward contract activities and derivative transactions.

We occasionally use derivative financial instruments, such as interest rate swaps and interest rate cap agreements, and fuel-related derivative transactions to partially mitigate the risk of various financial exposures inherent in our business. We expect to continue to enter into these types of transactions. In connection with such derivative transactions, we may be required to make payments to maintain margin accounts and to settle the contracts at their value upon termination. The maintenance of required margin accounts and the settlement of derivative contracts at termination could cause us to suffer losses or limited gains. In particular, derivative transactions could expose us to the risk of financial loss upon unexpected or unusual variations in the sales price of crude oil and that of wholesale gasoline. We cannot assure you that the strategies underlying these transactions will be successful. If any of the instruments we utilize to manage our exposure to various types of risk is not effective, we may incur losses.

If we violate state laws regulating our sale of tobacco and alcohol products, or if these laws are changed, our results of operations will suffer.

We sell tobacco products in all of our stores and alcohol products in approximately 94% of our stores. Our net sales from the sale of tobacco and alcohol products were approximately $201.3 million, $200.4 million and $164.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. State laws regulate the sale of tobacco and alcohol products. For example, state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies. Certain states regulate relationships, including overlapping ownership, among alcohol manufacturers, wholesalers and retailers and may deny or revoke licensure if relationships in violation of the state laws exist. In addition, certain states have adopted or are considering adopting “warm beer laws” that seek to discourage driving under the influence of alcohol by prohibiting the sale of refrigerated beer. Our violation of state laws regulating our sale of tobacco and alcohol products or a change in these laws, such as the adoption of a “warm beer law” in one or more of the states we operate, could have a material adverse effect on our business, financial condition and results of operations.

If we fail to meet our obligations under our long-term branded gasoline supply agreement with BP, the agreement may be terminated and we may incur penalties.

In December 2005, we entered into a branded gasoline jobber supply agreement with BP to purchase a portion of our gasoline products for a minimum of 15 years. The agreement requires us to purchase specified minimum quantities of branded gasoline products annually, which quantities escalate on a yearly basis. Sales of BP branded gasoline under this agreement accounted for approximately 13%, 15% and 14% of our total fuel sales volume in the years ended December 31, 2008, 2007 and 2006 respectively. If we fail to purchase the applicable annual minimum quantities, BP may terminate the agreement and we could be required to pay BP damages equal to the difference between the specified contractual minimum annual gallons of gasoline products and the amount actually purchased by us, multiplied by a specified per gallon amount. The termination of the agreement by BP and the imposition of damages could have a material adverse effect on our business, financial condition and results of operations. We recorded liabilities for failure to purchase required contractual volume minimums of $0.3 million in 2008 and $0.2 million in both 2007 and 2006.

If there is negative publicity concerning the BP, Exxon, Shell, Conoco, Marathon or Chevron brand names, sales at certain of our stores may suffer.

Fuel sold under the BP, Exxon, Shell, Conoco, Marathon and Chevron brand names represented approximately 60% of total fuel sales volume for the retail segment during the year ended December 31, 2008. If there is negative publicity concerning any of these major oil companies, we could suffer a decline in sales volume at these stores and it could have a material adverse effect on our business, financial condition and results of operations.

It may be difficult to serve process on or enforce a United States judgment against those of our directors who reside in Israel.

On the date of this report, three of our seven directors reside in the State of Israel. As a result, you may have difficulty serving legal process within the United States upon any of these persons. You may also have difficulty enforcing, both in and outside the United States, judgments you may obtain in United States courts against these persons in any action, including actions based upon the civil liability provisions of United States federal or state securities laws, because a substantial portion of the assets of these directors is located outside of the United States. Furthermore, there is substantial doubt that the courts of the State of Israel would enter judgments in original actions brought in those courts predicated on U.S. federal or state securities laws.

If we are, or become, a U.S. real property holding corporation, special tax rules may apply to a sale, exchange or other disposition of common stock and non-U.S. holders may be less inclined to invest in our stock as they may be subject to U.S. federal income tax in certain situations.

A non-U.S. holder may be subject to U.S. federal income tax with respect to gain recognized on the sale, exchange or other disposition of common stock if we are, or were, a “U.S. real property holding corporation,” or a USRPHC, at any time during the shorter of the five-year period ending on the date of the sale or other disposition and the period such non-U.S. holder held our common stock (the shorter period referred to as the “lookback period”). In general, we would be a USRPHC if the fair market value of our “U.S. real property interests,” as such term is defined for U.S. federal income tax purposes, equals or exceeds 50% of the sum of the fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business. The test for determining USRPHC status is applied on certain specific determination dates and is dependent upon a number of factors, some of which are beyond our control (including, for example, fluctuations in the value of our assets).

Based on our estimates of the fair market value of our U.S. real property interests, we believe that, as of December 31, 2007, less than 50% of our assets constituted U.S. real property interests and accordingly we were not a USRPHC. But because of unsettled economic conditions, severe volatility and declines in the financial markets and resulting significant uncertainty regarding the value of our assets, we are unable to determine at the present time whether or not we were a USRPHC as of December 31, 2008. Moreover, it is not possible to predict our USRPHC status for the future. Regardless of any determination we make as to our USRPHC status, the Internal Revenue Service may not agree with such determination. If we are or become a USRPHC, so long as our common stock is regularly traded on an established securities market such as the New York Stock Exchange (“NYSE”), only a non-U.S. holder who, actually or constructively, holds or held during the lookback period more than 5% of our common stock will be subject to U.S. federal income tax on the disposition of our common stock.

The costs, scope and timelines of our refining projects may deviate significantly from our original plans and estimates.

We may experience unanticipated increases in the cost, scope and completion time for our improvement, maintenance and repair projects at our Tyler refinery. Our refinery projects are generally initiated to increase the yields of higher-value products, increase our ability to process lower cost crude oils, increase production capacity, meet new regulatory requirements or maintain the operations of our existing assets. Equipment that we require to complete these projects may be unavailable to us at expected costs or within expected time periods. Additionally, employee or contractor labor expense may exceed our expectations. Due to these or other factors beyond our control, we may be unable to complete these projects within anticipated cost parameters and timelines. In addition, the benefits we realize from completed projects may take longer to achieve and/or be less than we anticipated. Our inability to complete and/or realize the benefits of our refinery projects in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes often occur without any apparent regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price. In addition, the recent distress in the credit and financial markets has resulted in extreme volatility in trading prices of securities and diminished liquidity, and we cannot assure you that our liquidity will not be affected by changes in the financial markets and the global economy.

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

You may suffer substantial dilution.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for capital. In addition, if we have an immediate need for capital, we may sell securities in the public or private equity markets even when conditions are not otherwise favorable. You will suffer dilution if we issue currently unissued shares of our stock in the future in furtherance of our growth strategy. You will also suffer dilution if stock, restricted stock units, restricted stock, stock options, warrants or other equity awards, whether currently outstanding or subsequently granted, are exercised.

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

A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including:

•	the requirement that a majority of its board of directors consist of independent directors;

•	the requirement to have a nominating/corporate governance committee consisting entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement to have a compensation committee consisting entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We utilize all of these exemptions. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our controlling stockholder may have conflicts of interest with other stockholders in the future.

At December 31, 2008, Delek Group beneficially owned approximately 73.4% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Sharon, will continue to be able to control the election of our directors, influence our corporate and management policies (including the declaration of dividends) and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. So long as Delek Group continues to own a significant amount of the outstanding shares of our common stock, Delek Group will continue to be able to influence or effectively control our decisions, including whether to pursue or consummate potential mergers or acquisitions, asset sales, and other significant corporate transactions. We cannot assure you that the interests of Delek Group will coincide with the interests of other holders of our common stock.

Future sales of currently unregistered shares of our common stock could depress the price of our common stock.

The market price of our common stock could decline as a result of the introduction of a large number of currently unregistered shares of our common stock into the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2008, 39,389,869 unregistered shares of our shares of common stock were controlled by Delek Group. Pursuant to a registration rights agreement with us, Delek Group may register some or all of these shares under the Securities Act, subject to specified limitations. The registration rights we granted to Delek Group apply to all shares of our common stock owned by Delek Group and entities it controls. In addition, as of December 31, 2008, Morgan Stanley Capital Group, Inc. owned 1,916,667 unregistered shares of our common stock that are freely tradable.

We depend upon our subsidiaries for cash to meet our obligations and pay any dividends.

We are a holding company. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or pay dividends to our stockholders depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Our subsidiaries’ ability to make any payments will depend on many factors, including their earnings, cash flows, the terms of their indebtedness, tax considerations and legal restrictions.

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

In addition to the fact that Delek Group owns the majority of our common stock, provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control of our company or deterring tender offers for our common stock that other stockholders may consider in their best interests.

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

We own a refinery in Tyler, Texas, which is used by our refining segment and is situated on approximately 100 out of a total of approximately 600 acres of land owned by us, along with an associated crude oil pipeline and light products loading facilities. Much of our pipeline system runs across leased land and rights-of-way. In 2008, we purchased five additional vacant or undeveloped properties totaling less than ten acres and a railroad spur of less than two acres adjacent to our property for additional flexibility and buffer. This additional acreage is included in the total of approximately 600 acres owned by us. We also own terminals in San Angelo and Abilene, Texas, which are used by our marketing segment, along with 114 miles of refined product pipelines and light product loading facilities.

As of December 31, 2008, we owned the real estate at 282 company operated retail fuel and convenience store locations, and leased the real property at 200 company operated stores. In addition to these stores, we own or lease 17 locations that were either leased or subleased to third party dealers; 38 other dealer sites are owned or leased independently by dealers.

The following table summarizes the real estate position of our retail segment.

	Number of
	Company				Remaining	Remaining
	Operated	Number of	Number of	Number of	Lease Term	Lease Term
State	Sites	Dealer Sites(1)	Owned Sites	Leased Sites	< 3 Years(2)	> 3 Years(2)

Tennessee	263	9	156	112	1	111
Alabama	94	40	62	41	27	14
Georgia	81	4	46	38	—	38
Virginia(3)	24	—	14	10	—	10
Arkansas	13	—	9	4	—	4
Kentucky	3	—	1	2	—	2
Louisiana	2	—	—	2	—	2
Mississippi	2	—	2	—	—	—
Florida	—	2	—	—	—	—

Total	482	55	290	209	28	181

(1)	Includes 38 sites neither owned by nor subleased by us.

(2)	Includes renewal options; measured as of December 31, 2008.

(3)	The stores located in Virginia have been reclassified to assets held for sale as of December 31, 2008.

Most of our retail fuel and convenience store leases are net leases requiring us to pay taxes, insurance and maintenance costs. Of the leases that expire in less than three years, we anticipate that we will be able to negotiate acceptable extensions of the leases for those locations that we intend to continue operating. We believe that none of these leases are individually material.

We lease our corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee. The lease is for 54,000 square feet of office space of which we occupy 34,000 square feet and sub-lease the remaining space. The lease term expires in April 2022.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee related matters. In addition, OSHA is conducting an investigation concerning the explosion and fire that occurred at the Tyler refinery on November 20, 2008. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “DK.” The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period and dividends issued since January 1, 2007:

			Regular Dividends	Special Dividends
Period	High Sales Price	Low Sales Price	Per Common Share	Per Common Share

2007
First Quarter	$19.28	$14.82	$0.0375	None
Second Quarter	$28.49	$18.67	$0.0375	$0.1975
Third Quarter	$30.77	$21.35	$0.0375	None
Fourth Quarter	$26.17	$17.50	$0.0375	$0.1975
2008
First Quarter	$20.47	$12.54	$0.0375	None
Second Quarter	$14.40	$8.84	$0.0375	None
Third Quarter	$10.82	$7.28	$0.0375	None
Fourth Quarter	$9.09	$3.51	$0.0375	None

In connection with our initial public offering in May 2006, our Board of Directors announced its intention to pay a regular quarterly cash dividend of $0.0375 per share of our common stock beginning in the fourth quarter of 2006. The dividends paid in 2008 totaled approximately $8.0 million. We intend to continue to pay quarterly cash dividends on our common stock at the same annual rate of $0.15 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our Board of Directors deems relevant. Except as represented in the table above, we have paid no other cash dividends on our common stock during the two most recent fiscal years.

Holders

As of February 24, 2009, there were approximately 13 common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

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

	Year Ended December 31,
	2008	2007(1)	2006(1)(3)(4)	2005(1)(3)(5)	2004(1)(6)
	(In millions, except share and per share data)

Statement of Operations Data:
Net sales:
Retail	$1,777.2	$1,579.6	$1,195.5	$906.9	$700.9
Refining	2,091.8	1,694.3	1,598.6	930.5	—
Marketing	745.5	626.6	221.6	—	—
Other	0.7	0.4	0.3	0.4	0.1

Total net sales	4,615.2	3,900.9	3,016.0	1,837.8	701.0

Operating costs and expenses:
Cost of goods sold	4,210.0	3,453.5	2,643.7	1,559.3	593.0
Operating expenses	233.8	207.1	162.4	119.8	67.3
General and administrative expenses	56.8	54.0	37.4	22.7	14.4
Depreciation and amortization	40.9	31.6	21.4	14.7	11.0
Gain on sales of assets	(6.8)	—	—	(1.6)	(0.9)
Unrealized (gain) loss on forward contract hedging activities(7)	—	(0.1)	—	9.1	—

Total operating costs and expenses	4,534.7	3,746.1	2,864.9	1,724.0	684.8

Operating income	80.5	154.8	151.1	113.8	16.2

Interest expense	23.7	30.6	24.2	17.4	7.1
Interest income	(2.1)	(9.3)	(7.2)	(2.1)	—
Interest expense to related parties	—	—	1.0	3.0	1.2
Loss from minority investment(2)	7.9	0.8	—	—	—
Gain on extinguishment of debt	(1.6)	—	—	—	—
Loss on impairment of goodwill	11.2	—	—	—	—
Other expenses, net	1.0	2.4	0.2	2.5	0.7

Total non-operating expenses, net	40.1	24.5	18.2	20.8	9.0

Income from continuing operations before income taxes	40.4	130.3	132.9	93.0	7.2
Income tax expense	17.4	34.9	42.4	32.5	2.5

Income from continuing operations	23.0	95.4	90.5	60.5	4.7
Income from discontinued operations, net of tax	3.5	1.0	2.5	3.9	2.6

Net income before cumulative effect of a change in accounting policy	26.5	96.4	93.0	64.4	7.3
Cumulative effect of a change in accounting policy	—	—	—	(0.3)	—

Net income	$26.5	$96.4	$93.0	$64.1	$7.3

Basic earnings per share:
Income from continuing operations	$0.43	$1.83	$1.92	$1.53	$0.12
Income from discontinued operations	0.07	0.02	0.06	0.11	0.07

Basic earnings per share before cumulative effect of a change in accounting policy	0.50	$1.85	$1.98	$1.64	$0.19
Cumulative effect of a change in accounting policy	—	—	—	(0.01)	—

Basic earnings per share	$0.50	1.85	1.98	1.63	0.19

Diluted earnings per share:
Income from continuing operations	$0.43	$1.80	$1.89	$1.53	$0.12
Income from discontinued operations	0.06	0.02	0.05	0.11	0.07

Diluted earnings per share before cumulative effect of a change in accounting policy	0.49	$1.82	$1.94	$1.64	$0.19
Cumulative effect of a change in accounting policy	—	—	—	(0.01)	—

Diluted earnings per share	$0.49	1.82	1.94	1.63	0.19

Weighted average shares, basic	53,675,145	52,077,893	47,077,369	39,389,869	39,389,869
Weighted average shares, diluted	54,401,747	52,850,231	47,915,962	39,389,869	39,389,869
Dividends declared per common share outstanding	$0.15	$0.54	$0.04	$—	$—

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In millions)

Cash Flow Data:
Cash flows provided by operating activities	$28.3	$179.4	$109.2	$150.5	$24.1
Cash flows used in investing activities	(39.1)	(221.5)	(250.4)	(164.1)	(26.5)
Cash flows (used in) provided by financing activities	(78.9)	45.5	180.2	54.1	5.6

Net (decrease) increase in cash and cash equivalents	$(89.7)	$3.4	$39.0	$40.5	$3.2

	December 31,
	2008	2007	2006	2005	2004
	(In millions)

Balance Sheet Data:
Cash and cash equivalents	$15.3	$105.0	$101.6	$62.6	$22.1
Short-term investments	—	44.4	73.2	26.6	—
Total current assets	200.6	475.3	440.2	281.9	94.8
Property, plant and equipment, net	581.7	520.6	398.5	244.0	162.1
Total assets	1,017.2	1,244.3	949.4	606.2	330.1
Total current liabilities	176.4	305.0	230.8	175.9	72.3
Total debt, including current maturities	286.0	355.2	286.6	268.8	203.3
Total non-current liabilities	307.0	426.8	336.3	310.5	202.1
Total shareholders’ equity	533.8	512.5	382.3	119.8	55.8
Total liabilities and shareholders’ equity	1,017.2	1,244.3	949.4	606.2	330.2

(1)	Operating results for 2007, 2006, 2005 and 2004 have been restated to reflect the reclassification of the retail segment’s Virginia stores to discontinued operations.

(2)	Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting. See Note 7 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data of this Annual Report on 10-K for further information.

(3)	Refinery segment operating results reflect certain reclassifications made to conform prior year balances to current year financial statement presentation. Sales of intermediate feedstock sales have been reclassified to net sales which had previously been presented on a net basis in cost of goods sold. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

(4)	Effective August 1, 2006, marketing operations were initiated in conjunction with the acquisition of the Pride assets.

(5)	Effective April 29, 2005, we completed the acquisition of the Tyler refinery and related assets. We operated the refinery for 247 days in 2005. The results of operations of the Tyler refinery and related assets are included in our financial results from the date of acquisition.

(6)	Effective April 30, 2004, we completed the acquisition of 100% of the outstanding stock of Williamson Oil. The results of operations of Williamson Oil are included in our financial results from the date of acquisition.

(7)	To mitigate the risks of changes in the market price of crude oil and refined petroleum products, we may enter into forward contracts to fix the purchase price of crude and sales price of specific refined petroleum products for a predetermined number of units at a future date.

Segment Data(1):

	As of and for the Year Ended December 31, 2008
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$2,105.6	$1,777.2	$731.7	$0.7	$4,615.2
Intercompany marketing fees and sales	(13.8)	—	13.8	—	—
Cost of goods sold	1,921.3	1,575.3	721.2	(7.8)	4,210.0
Operating expenses	96.9	135.9	1.0	—	233.8

Segment contribution margin	$73.6	$66.0	$23.3	$8.5	171.4

General and administrative expenses					56.8
Depreciation and amortization					40.9
Gain on sales of assets					(6.8)

Operating income					$80.5

Total assets	$348.4	$464.8	$55.3	$148.7	$1,017.2

Capital spending (excluding business combinations)	$82.9	$18.3	$0.9	$—	$102.1

	As of and for the Year Ended December 31, 2007
				Corporate,
				Other and
	Refining(3)	Retail(2)	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$1,709.0	$1,579.6	$611.9	$0.4	$3,900.9
Intercompany marketing fees and sales	(14.7)	—	14.7	—	—
Cost of goods sold	1,460.2	1,396.4	596.9	—	3,453.5
Operating expenses	82.2	123.4	1.0	0.5	207.1

Segment contribution margin	$151.9	$59.8	$28.7	$(0.1)	240.3

General and administrative expenses					54.0
Depreciation and amortization					31.6
Gain on forward contract activities					(0.1)

Operating income					$154.8

Total assets	$380.9	$517.9	$93.5	$252.0	$1,244.3

Capital spending (excluding business combinations)	$61.6	$23.0	$0.3	$2.0	$86.9

	As of and for the Year Ended December 31, 2006
				Corporate,
				Other and
	Refining(3)	Retail(2)	Marketing(4)	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$1,601.8	$1,195.5	$218.2	$0.5	$3,016.0
Intercompany marketing fees and sales	(3.2)	(0.2)	3.4	—	—
Cost of goods sold	1,373.5	1,054.2	216.0	—	2,643.7
Operating expenses	71.9	89.7	0.3	0.5	162.4

Segment contribution margin	$153.2	$51.4	$5.3	$—	209.9

General and administrative expenses					37.4
Depreciation and amortization					21.4
Operating income					$151.1

Total assets	$332.4	$428.4	$92.4	$96.2	$949.4

Capital spending (excluding business combinations)	$74.9	$21.4	$0.2	$—	$96.5

(1)	Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, requires disclosure of a measure of segment profit or loss. We measure the operating performance of each segment based on segment contribution margin. We define segment contribution margin as net sales less cost of goods sold and operating expenses, excluding depreciation and amortization.

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

(2)	Retail operating results for 2007 and 2006 have been restated to reflect the reclassification of Virginia stores to discontinued operations.

(3)	Refinery segment operating results reflect certain reclassifications made to conform prior year balances to current year financial statement presentation. Sales of intermediate feedstock sales have been reclassified to net sales which had previously been presented on a net basis in cost of goods sold. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

(4)	Effective August 1, 2006, marketing operations were initiated in conjunction with the acquisition of the Pride assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

This Annual Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (“bpd”), along with an associated crude oil pipeline and light products loading facilities. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 482 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. Of these 482 locations, the 24 stores located in Virginia are currently classified as held for sale for accounting purposes. For more information, see Item 1 — Business — Dispositions of Assets Held For Sale of this Annual Report on Form 10-K. Additionally, we own a minority interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 75,000 bpd moderate complexity crude oil refinery located in El Dorado, Arkansas and other pipeline and product terminals.

The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include the cost of crude, our primary raw material, the refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds.

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

These external factors affect our pricing, but on November 20, 2008, an explosion and fire occurred at our refinery in Tyler, Texas which halted our production. The explosion and fire caused damage to both our saturates gas plant and naphtha hydrotreater and the refinery has not resumed operations since the explosion.

Refining carries insurance coverage with $1.0 billion in combined limits to insure property damage and business interruption, which is likely to cover the bulk of the reconstruction and business interruption expense during the transitional recovery period. It is currently anticipated that the combined costs of reconstruction and business interruption will be substantially less than the combined limits. We currently anticipate that the Tyler refinery will resume operations in May 2009.

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

Strategic Initiatives

We are committed to enhancing shareholder value while maintaining financial stability and flexibility by continuing to:

•	repair, modernize, grow and improve the profitability of our operations through carefully evaluated capital investments;

•	focus on health, safety and environmental compliance;

•	develop and refine innovative information technology applications for all business segments;

•	provide value to our customers and employees by delivering a high level of customer service standards;

•	demonstrate a prudent and scalable capital structure; and

•	pursue acquisition opportunities that strengthen our core markets and leverage our core competencies.

To accomplish the foregoing goals, the following represent certain significant accomplishments in 2008:

•	In January 2008, we began offering E-10 ethanol blended gasoline at our Tyler terminal. By the second quarter of 2008, substantially all of the gasoline provided by the terminal was E-10 product.

•	In June 2008, the refinery placed into operation a 13,000 bpd gasoline hydrotreating unit, which allowed the refinery to make gasoline which complies with the Tier 2 requirements for sulfur content in gasoline.

•	During 2008, we were able to increase the consumption of sour crude oil in the refinery. West Texas sour crude comprised approximately 10.1% of our crude slate for the year.

•	In 2008, we completed project for scanning in merchandise as it is received in our retail stores and began work on a perpetual item level inventory project that is expected to be completed in 2009.

•	During 2008, we paid dividends totaling approximately $8.0 million to our shareholders.

•	Our capital spending in 2008 totaled approximately $102.1 million including $54.3 for discretionary high return projects and $37.8 for health, safety and reliability projects.

Market Trends

Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum prices is our primary source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell.

We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in increases in the price of crude oil which outpaced product prices in 2008 and 2007. The average price of crude oil in 2008, 2007 and 2006 was $99.73, $72.44 and $66.27 per barrel, respectively. The U.S. Gulf Coast 5-3-2 crack spread ranged from a high of $67.63 per barrel to a low of $(0.67) per barrel during 2008 and averaged $10.27 per barrel during 2008 compared to an average of $13.04 in 2007 and $10.16 per barrel in 2006.

We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $0.77 per gallon to a high of $4.75 per gallon in 2008 and averaged $2.49 per gallon in 2008, which compares to averages of $2.05 per gallon in 2007 and $1.83 per gallon in 2006. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise sales and margins. Finally, the higher cost of fuel has resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.

The cost of natural gas used for fuel in our Tyler refinery has also shown historic volatility. Our average cost of natural gas increased to $8.85 per million British Thermal Units (“MMBTU”) in 2008 from $7.12 per million MMBTU in 2007 and $6.89 per MMBTU in 2006.

As part of our overall business strategy, management determines, based on the market and other factors, whether to maintain, increase or decrease inventory levels of crude or other intermediate feedstocks. At the end of 2008, we reduced certain of our crude and feedstock inventories primarily as a result of the refinery shutdown resulting from the fire in November 2008.

Factors Affecting Comparability

The comparability of our results of operations for the year ended December 31, 2008 compared to the years ended December 31, 2007 and 2006 was affected by the following factors:

•	The explosion and fire at the Tyler, Texas refinery on November 20, 2008 shut down operations for the remainder of 2008;

•	completion of the gasoline hydrotreater unit in June 2008, allowing the refinery to process sourer crudes while still meeting the specifications for sulfur content in gasoline;

•	continued optimization of the refinery operation in 2008 and 2007 allowed us to run over 5,215 and 4,149 barrels per day, respectively, of West Texas Sour (“WTS”) crude oil resulting in additional margin in 2008 and 2007 on that lower-priced feedstock, whereas we were not running any WTS crude oil in 2006;

•	volatile commodity prices in both 2008 and 2007, which have dramatically impacted sales and costs of sales;

•	the addition of ethanol blending at our refining segment in 2008 and our retail segment in 2007;

•	the completion of several acquisitions in 2006 through 2007 including: the purchase of 43 retail fuel and convenience stores in Georgia and Tennessee from Fast Petroleum, Inc., in July 2006 (the “Fast stores”), the commencement of marketing operations in August 2006 in conjunction with the purchase of refined petroleum product terminals, seven pipelines and storage tanks from Pride Companies, L.P. (the “Pride assets”); the purchase of 107 retail fuel and convenience stores from Calfee Company of Dalton, Inc. in April

2007 (the “Calfee stores”); and the purchase from existing shareholders of a 34.6% minority interest investment in Lion Oil Company in August and September 2007;

•	the completion of the distillate desulfurization unit at our Tyler refinery in 2006 which allowed for accelerated tax depreciation and generated specific federal tax credits that significantly reduced our effective income tax rate in 2007;

•	the receipt of approximately $166.9 million in proceeds from an initial public offering of our stock in May 2006, after payment of offering expenses and underwriting discounts and commissions; and

•	repayment of $42.5 million of related party debt in May 2006.

Results of Operations

Consolidated Results of Operation — Comparison of the Year Ended December 31, 2008 versus the Year Ended December 31, 2007

In the fiscal years ended December 31, 2008 and 2007, we generated net sales of $4,615.2 million and $3,900.9 million, respectively. The $714.3 increase in net sales is primarily attributed to higher sales prices at all three of our operating segments and the inclusion of a full year of results from the Calfee stores. This increase was partially offset by lower sales volume, particularly at the refinery due to the suspension of operations in the fourth quarter of 2008.

Cost of goods sold was $4,210.0 million in 2008 compared to $3,453.5 million in 2007, an increase of $756.5 million or 21.9%. This increase is primarily attributable to higher costs of crude at the refinery, higher fuel costs at the retail segment, and the inclusion of a full year of results from the Calfee stores. This increase is offset by gains on derivatives of $41.5 million in 2008.

Operating expenses were $233.8 million in 2008 compared to $207.1 million in 2007, an increase of $26.7 million or 12.9%. This increase was primarily driven by changes in the retail segment, including an $8.7 million increase related to the operation of the Calfee stores for a full year in 2008 and higher credit card and insurance expenses. The refining segment also experienced higher operating expenses primarily due to the increase in the usage and price of natural gas.

General and administrative expenses were $56.8 million in 2008 compared to $54.0 million in 2007, an increase of $2.8 million, or 5.2%. The overall increase was primarily due to the addition of personnel, professional support and contractors as a result of the acquisition of the Calfee stores and an increase in property taxes. We do not allocate general and administrative expenses to our operating segments.

Depreciation and amortization was $40.9 million in 2008 compared to $31.6 million in 2007. This increase was primarily due to the completion of several raze and rebuild projects in the retail segment, the inclusion of a full year of depreciation expense associated with the Calfee stores acquired in the second quarter of 2007, and several capital projects that were placed in service at the refinery in the second quarter of 2008, as well as the accelerated depreciation due to the rescheduling of our turnaround from late 2009 to the first half of 2009.

Interest expense was $23.7 million in 2008 compared to $30.6 million in 2007, a decrease of $6.9 million. This decrease was due to a decrease in our average borrowing rates on our variable rate facilities, as well as a decrease in average loan balances. Interest income was $2.1 million for 2008 compared to $9.3 million for 2007, a decrease of $7.2 million. This decrease was primarily due to our reduction in cash, cash equivalents and short-term investments and lower rates of return in 2008.

Loss from equity method investment was $7.9 million and $0.8 million in 2008 and 2007, respectively. Our proportionate share of the loss from the Lion Oil minority investment was $7.1 million and $0.6 million for 2008 and 2007, respectively. In addition, we had amortization expense of $0.8 million and $0.2 million for 2008 and 2007, respectively, related to the fair value differential determined at the acquisition date of our minority investment. We included our proportionate share of the operating results of Lion Oil in our consolidated statements of operations two months in arrears. Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting. See Note 7 of the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Gain on extinguishment of debt was $1.6 million in 2008 and relates to a purchase in a participating stake in debt of Delek US held by Finance, as permitted under the terms of the credit agreement. At a consolidated level, this purchase resulted in a gain on debt extinguishment. There was no extinguishment of debt in 2007.

Goodwill impairment was $11.2 million in 2008 and relates to the write-off of goodwill associated with our purchase of the Calfee stores, based on our annual impairment testing performed in the fourth quarter of 2008. There was no goodwill impairment necessary in 2007.

Other operating expenses, net, were $1.0 million in 2008 compared to $2.4 million in 2007. In 2008, we recognized a $1.0 million loss associated with the change in the fair market value of our interest rate derivatives as compared to a loss of $2.4 million in 2007.

Income tax expense was $17.4 million in 2008 compared to $34.9 million in 2007, a decrease of $17.5 million. This decrease was primarily due to the decrease in net income in 2008 compared to 2007. Our effective tax rate was 43.1% in 2008, compared to 26.8% in 2007. The increase in the effective tax rate was primarily due to federal tax credits in 2007 related to production of ultra low sulfur diesel fuel, and the goodwill impairment recognized in the fourth quarter of 2008.

Income from discontinued operations was $3.5 million and $1.0 million in 2008 and 2007, respectively, and relates to the operations of the Virginia stores sold and held for sale in as of December 31, 2008.

Consolidated Results of Operation — Comparison of the Year Ended December 31, 2007 versus the Year Ended December 31, 2006

In the fiscal years ended December 31, 2007 and 2006, we generated net sales of $3,900.9 million and $3,016.0 million, respectively. The increase in net sales was primarily due to an increase of $405.0 million in sales from the new marketing segment which initiated operations in the third quarter of 2006. Further contributing to the $884.9 million increase in net sales, $196.2 million was due to the Calfee stores acquired in April 2007 and $87.2 million was due to the Fast stores acquired in July 2006. The remaining increase resulted from higher average sales prices in both our refining and retail segments, which was partially offset by lower sales volume at the refinery due to weather-related power outages, mid-cycle maintenance and optimization of production during 2007.

Cost of goods sold was $3,453.5 million in 2007 compared to $2,643.7 million in 2006, an increase of $809.8 million or 30.6%. Of this total increase, $380.9 million resulted from the inclusion of the marketing segment costs, $169.5 million was due to the inclusion of the Calfee stores acquired and $78.6 million was due to the inclusion of the Fast stores acquired. The cost of crude oil increased 9.3% from an average of $72.44 per barrel in 2007 compared to $66.27 per barrel in 2006.

Operating expenses were $207.1 million in 2007 compared to $162.4 million in 2006, an increase of $44.7 million or 27.5%. This increase was primarily driven by the retail segment, including an increase of $21.2 million related to acquiring the Calfee stores in April 2007 and $6.1 million related to acquiring the Fast stores in July 2006. The remaining increase was primarily due to a continuing increase in credit card expense, resulting from both increased customer usage and interchange fees. In the refining segment, we incurred additional costs of $10.4 million primarily for maintenance-related expenditures, additional environmental expenses and increased chemical costs. The new marketing segment also contributed $0.7 million to the increased expenses.

General and administrative expenses were $54.0 million in 2007 compared to $37.4 million in 2006, an increase of $16.6 million, or 44.4%. The overall increase was primarily due to the addition of personnel, professional support and contractors as a result of the acquisition of the Calfee and Fast stores, the new marketing segment, a $0.9 million increase in stock compensation expense, a $1.3 million increase in property taxes and the costs associated with being a public company, including our efforts related to meeting the requirement to certify compliance with the internal control provisions of Sarbanes-Oxley for the fiscal year ended December 31, 2007. We also incurred additional costs associated with potential acquisitions which we determined we will no longer pursue.

Depreciation and amortization was $31.6 million in 2007 compared to $21.4 million in 2006. This increase was primarily due to the inclusion of depreciation expense associated with the Calfee stores acquired in April 2007 and the inclusion of a full year of depreciation expense associated with the new marketing segment initiated in August 2006 and the Fast stores acquired in July 2006 as well as depreciation expense associated with several large capital projects in the refining segment, including the distillate desulfurization unit and the sulfur recovery unit placed in service at the refinery in September 2006.

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

Loss from equity method investment was $0.8 million in 2007. Our proportionate share of the loss from the Lion Oil investment was $0.6 million. In addition, we had amortization expense of $0.2 million, related to the fair value differential for property, plant and equipment determined at the acquisition date of our investment. We acquired a 28.4% ownership interest in August 2007 and purchased an additional 6.2% ownership interest in September 2007 for a combined total interest of 34.6%.

Other operating expenses, net, were $2.4 million in 2007 compared to $0.2 million in 2006. In 2007, we recognized a $2.4 million loss associated with the change in the fair market value of our interest rate derivatives as compared to a nominal loss of less than $0.1 million in 2006.

Income tax expense was $34.9 million in 2007 compared to $42.4 million in 2006, a decrease of $7.5 million. This decrease primarily resulted from approximately $12.7 million in federal tax credit earned as a result of our production of ultra low sulfur diesel fuel, which we began producing in the third quarter of 2006. In 2006, this federal tax credit was approximately $4.3 million. We also benefit from federal tax incentives related to our refinery operations that reduce our effective tax rate from the statutory rate of 35%, including a deduction earned for being a domestic manufacturer. Deductions related to our qualifying domestic production activity approximate $6.3 million in 2007 compared to $2.0 million in 2006. These items contributed to our effective tax rate reducing to 26.8% in 2007 compared to 31.9% in 2006.

Income from discontinued operations was $1.0 million and $2.5 million in 2007 and 2006 respectively, and relates to the operations of the Virginia properties held for sale.

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

Refining Segment

The table below sets forth information concerning our refinery segment operations for 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006(2)

Days operated in period(1)	324	365	365
Total sales volume (average barrels per day)(1)	56,609	54,282	56,074
Products manufactured (average barrels per day)(1):
Gasoline	30,346	29,660	30,163
Diesel/jet	20,857	20,010	21,816
Petrochemicals, LPG, NGLs	1,963	2,142	2,280
Other	2,607	2,848	2,324

Total production	55,773	54,660	56,583

Refinery throughput (average barrels per day)(1):
Crude oil	51,683	53,860	55,998
Other feedstocks	5,239	2,303	2,130

Total refinery throughput	56,922	56,163	58,128

Per barrel of sales:
Refining operating margin	$9.29	$11.82	$11.00
Refining operating margin excluding intercompany marketing fees	10.05	12.56	11.16
Direct cash operating expenses	5.28	4.15	3.51
Pricing statistics (average for the period presented)(1):
WTI — Cushing crude oil (per barrel)	$106.95	$72.44	$66.27
U.S. Gulf Coast 5-3-2 crack spread (per barrel)	11.13	13.04	10.16
U.S. Gulf Coast unleaded gasoline (per gallon)	2.69	2.05	1.83
Low sulfur diesel (per gallon)	3.08	2.11	2.00
Ultra low sulfur diesel (per gallon)	3.11	2.14	—
Natural gas (per MMBTU)	9.22	7.12	6.89

(1)	The refinery has not operated since the November 20, 2008 explosion and fire. This information has been calculated based on the 324 days that the refinery was operational.

(2)	Refinery segment operating results for 2006 reflect certain reclassifications made to conform prior balances to current financial statement presentation. Sales of intermediate feedstock sales have been reclassified to net sales which had previously been presented on a net basis in cost of goods sold. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

Refining Segment Operational Comparison of the Year Ended December 31, 2008 versus the Year Ended December 31, 2007

In the fiscal years ended December 31, 2008 and 2007 net sales for the refining segment were $2,091.8 million and $1,694.3 million, respectively, an increase of $397.5 million, or 23.5%. Total sales volume for 2008 averaged 56,609 barrels per day compared to 54,282 barrels per day in 2007. The decrease in sales volume was primarily due to the November 20, 2008 explosion and fire that led to the suspension of operations at the refinery for the near term. The average sales price was $114.05 per barrel sold in 2008 compared to $85.52 per barrel sold in 2007. Although the refinery’s operations were suspended subsequent to the November 20, 2008 explosion and fire, nominal amounts of intermediates and finished products were sold during that period and are included in net sales.

Cost of goods sold for our refining segment in 2008 was $1,921.3 million compared to $1,460.2 million in 2007, an increase of $461.1 million. This cost increase resulted from the volatile cost of crude in 2008 which ranged from $145.27 per barrel to $33.87 per barrel, partially offset by the reduction in sales volume. The average cost per barrel was $104.75 in 2008 compared to $73.70 per barrel in 2007. This increase was offset by a $38.8 million gain on derivative contracts recognized in 2008.

In conjunction with the acquisition of the Pride assets and the formation of our marketing segment effective August 1, 2006, our refining segment entered into a service agreement with our marketing segment on October 1, 2006, which among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This service agreement lowered the margin achieved by our refining segment in 2008 by $0.76 per barrel to $9.29 per barrel. Without this fee, the refining segment would have achieved a refining operating margin of $10.05 per barrel in 2008 compared to $12.56 per barrel in 2007. We eliminate this intercompany fee in consolidation.

Operating expenses were $96.9 million in 2008, or $5.28 per barrel sold, compared to $82.2 million in 2007, or $4.15 per barrel sold. The increase in operating expense per barrel sold was due primarily to a $13.8 million increase in natural gas costs, as a result of increased usage, and higher natural gas costs in 2008. Although refining operations were suspended on November 20, 2008, we continued to have fixed costs, such as salaries, benefits and utilities. During 2008, these expenses were considered company losses as we remained in the 45-day waiting period associated with our business interruption insurance.

Contribution margin for the refining segment in 2008 was $73.6 million, or 42.9% of our consolidated contribution margin.

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

Operating expenses were $82.2 million in 2007, or $4.15 per barrel sold, compared to $71.9 million in 2006, or $3.51 per barrel sold. The increase in operating expense primarily resulted from a $4.0 million increase in maintenance costs, a $3.3 million increase in environmental expenses and a $1.9 million increase in chemical usage related to operations, partially offset by the decrease in sales volume of 1,792 average barrels per day and a decrease in utility expense resulting from more favorable rates in 2007 compared to 2006. The increase in maintenance costs resulted from unplanned maintenance events in 2007 including power outages experienced prior to the commencement of operation of the 138kV power substation and costs related to the repair of a 300,000 barrel crude oil tank.

Contribution margin for the refining segment in 2007 was $151.9 million, or 63.2% of our consolidated contribution margin.

Marketing Segment

We initiated operations in our marketing segment effective August 1, 2006 with the acquisition of the Pride assets. In this segment, we sell refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals.

The table below sets forth certain information concerning our marketing segment for the full years ended December 31, 2008 and 2007 and for the period since its formation on August 1, 2006 through December 31, 2006:

			For the Period
			August 1, 2006
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2008	2007	2006

Days operated in period	366	365	153
Total sales volume (average barrels per day)	16,557	17,923	17,758
Products sold (average barrels per day):
Gasoline	7,980	8,166	8,129
Diesel/jet	8,517	9,651	9,568
Other	60	106	61

Total sales	16,557	17,923	17,758

Direct operating expenses (per barrel of sales)	$0.17	$0.15	$0.12

Marketing Segment Operational Comparison of the Year Ended December 31, 2008 versus the Year Ended December 31, 2007

Net sales for the marketing segment were $745.5 million and $626.6 million in the years ended December 31, 2008 and 2007, respectively, an increase of $118.9 million or 19.0%. Total sales volume averaged 16,557 barrels per day in 2008 and 17,923 barrels per day in 2007. Net sales included $13.8 million of service fees paid by our refining segment to our marketing segment in 2008 and $14.7 million paid in 2007. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing marketing, sales and customer support services.

Cost of goods sold was $721.2 million in 2008, or $119.01 per barrel sold compared to $596.9 million in 2007, or $91.24 per barrel sold, an increase of $124.3 million or 20.8%. Average gross margin was $4.02 and $4.54 per barrel in 2008 and 2007, respectively. We recognized a gain of $5.7 million and $0.6 million in 2008 and 2007, respectively, associated with the settlement of nomination differences under long-term purchase contracts and finished grade fuel derivatives.

Operating expenses in the marketing segment were $1.0 million in 2008 and 2007. These costs primarily relate to salaries, utilities and insurance costs.

Contribution margin for the marketing segment in 2008 was $23.3 million, or 13.6% of our consolidated segment contribution margin.

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

Operating expenses in the marketing segment were $1.0 in 2007 and $0.3 million in 2006. These costs primarily relate to salaries, utilities and insurance costs.

Contribution margin for the marketing segment in 2007 was $28.7 million, or 11.9% of our consolidated segment contribution margin.

Retail Segment

The table below sets forth information concerning our retail segment continuing operations for the last three years:

	Year Ended December 31,
	2008	2007	2006

Number of stores (end of period)	458	461	358
Average number of stores	458	434	333
Retail fuel sales (thousands of gallons)	407,597	412,052	329,311
Average retail gallons per average number of stores (in thousands)	891	950	989
Retail fuel margin ($ per gallon)	$0.197	$0.147	$0.147
Merchandise sales (in millions)	$376.1	$381.1	$300.0
Merchandise margin %	31.5%	31.6%	30.3%
Credit expense (% of gross margin)	8.8%	8.3%	7.2%
Merchandise and cash over/short (% of net sales)	0.2%	0.3%	0.3%
Operating expenses/merchandise sales plus total gallons	16.7%	15.0%	13.6%

Retail Segment Operational Comparison of the Year Ended December 31, 2008 versus the Year Ended December 31, 2007

In the fiscal years ended December 31, 2008 and 2007, net sales for our retail segment were $1,777.2 million and $1,579.6 million, respectively, an increase of $197.6 million or 12.5%. Retail fuel sales, including wholesale dollars, increased 16.9% to $1,401.2 million in 2008. Merchandise sales decreased 1.3% to $376.1 million in 2008.

Retail fuel sales were 407.6 million gallons in 2008 compared to 412.1 million gallons in 2007. This decrease was primarily due to a decrease of 5.6% in comparable store gallons for 2008 compared to 2007. The decrease was partially offset by the full year results from the purchased Calfee stores, which increased fuel gallons sold by 18.0 million gallons. Retail fuel sales price increased 18.1%, or $0.49 per gallon, to an average price of $3.20 per gallon in 2008 from an average price of $2.71 per gallon in 2007.

The decrease in merchandise sales was primarily due to a decrease in comparable store merchandise sales of 6.7%, primarily due to decreases in our soft drink and general merchandise categories. This decrease was partially offset by the $17.9 million increase in merchandise sales resulting from the inclusion of a full year of merchandise sales from the Calfee stores.

We continue to develop our private label product offerings which currently include water, soft drinks, generic cigarettes, motor oil, automatic transmission fluid and bag candy. In 2008, private label merchandise sales represented 2.9% of total retail segment merchandise sales compared to 3.0% of total retail segment merchandise sales in 2007. Private label water represented 35.5% of the water subcategory, private label soda represented 2.8% of the soft drink category, automotive products represented 32.5% of the automotive subcategory and candy represented 4.6% of the candy category in 2008.

Cost of goods sold for our retail segment increased 12.8% to $1,575.3 million in 2008 from $1,396.4 million in 2007. This increase was primarily due to the inclusion of a full year of results from the Calfee stores acquired which increased cost of goods sold by 5.8%, and an increase in the average cost of fuel of $0.44 per gallon, to $3.00 per gallon in 2008, as compared to $2.56 per gallon in 2007.

Operating expenses were $135.9 million in 2008, an increase of $12.5 million, or 10.1%. This increase was primarily due to $8.7 million operating costs from the inclusion of a full year of results from the Calfee stores, and higher utility, maintenance, credit card and insurance expenses at our existing stores, which were partially offset by a decrease in other expenses. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 16.7% in 2008 from 15.0% in 2007.

Contribution margin for the retail segment in 2008 was $66.0 million, or 38.5% of our consolidated contribution margin.

Retail Segment Operational Comparison of the Year Ended December 31, 2007 versus the Year Ended December 31, 2006

In the fiscal years ended December 31, 2007 and 2006, net sales for our retail segment were $1,579.6 million and $1,195.7 million, respectively, an increase of $383.9 million or 32.1%. Retail fuel sales, including wholesale dollars, increased 33.8% to $1,198.6 million in 2007. Merchandise sales increased 27.0% to $381.1 million in 2007.

Retail fuel sales were 412.1 million gallons in 2007 compared to 329.2 million gallons in 2006. The increase in retail fuel sales was primarily due to the acquisition of the Calfee stores in May 2007 and the Fast stores in July 2006. The inclusion of the Calfee and Fast stores increased fuel gallons sold by 72.8 million. Same store fuel gallons sold increased 1.7% in 2007 when compared to 2006. Retail fuel sales price increased 8.8%, or $0.21 per gallon, to an average price of $2.71 per gallon in 2007 from an average price of $2.49 per gallon in 2006.

The increase in merchandise sales was primarily due to a $74.6 million increase in merchandise sales resulting from the inclusion of the Calfee stores and a full year of merchandise sales from the Fast stores. Our comparable store merchandise sales increased by 1.4%.

In 2007, private label merchandise sales represented 3.0% of total retail segment merchandise sales. Private label water represented 40.0% of the water subcategory, private label soda represented 3.1% of the soft drink category, automotive products represented 29.9% of the automotive subcategory and candy represented 4.0% of the candy category in 2007. Prior to 2007, our only private label items were water and generic cigarettes and our systems only tracked sales by category. While we offered private label items, we did not track by item within a subcategory.

Cost of goods sold for our retail segment increased 32.5% to $1,396.4 million in 2007 from $1,054.2 million in 2006. This increase was primarily due to the inclusion of the Calfee and Fast stores acquired which increased cost of goods sold $248.1 million and resulted in a 10.1% increase in average retail fuel costs.

Operating expenses were $123.4 million in 2007, an increase of $33.7 million, or 37.6%. This increase was primarily due to $27.3 million operating costs from the inclusion of the Calfee and Fast stores, higher utility and maintenance expenses in our existing stores, as well as a continuing increase in credit card expense. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 15.0% in 2007 from 13.6% in 2006.

Contribution margin for the retail segment in 2007 was $59.8 million, or 28.1% of our consolidated contribution margin.

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

Additional capital may be required in order to consummate acquisitions, for capital expenditures, or to fund expanded general operations. We will likely seek these additional funds from a variety of sources, including public or private debt and stock offerings, and borrowings under credit lines or other sources. We continue to monitor the capital markets but there can be no assurance that we will be able to raise additional funds on favorable terms or at all.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
		(In millions)

Cash Flow Data:
Cash flows provided by operating activities	$28.3	$179.4	$109.3
Cash flows used in investing activities	(39.1)	(221.5)	(250.5)
Cash flows (used in) provided by financing activities	(78.9)	45.5	180.2

Net (decrease) increase in cash and cash equivalents	$(89.7)	$3.4	$39.0

Cash Flows from Operating Activities

Net cash provided by operating activities was $28.3 for 2008 compared to $179.4 million for 2007 and $109.3 million for 2006. The decrease in cash flows from operations in 2008 from 2007 was primarily due to decreases in net income and accounts payable which were partially offset by decreases in both accounts receivable and inventory. The significant decreases in payables, receivables and inventory were primarily the result of the refinery shutdown occurring on November 20, 2008. Vendor credit terms have provided a significant working capital benefit which we expect will be realized again when the refinery resumes operations, which is expected to be in May 2009.

The increase in cash flows from operations in 2007 from 2006 was primarily due to a $67.9 million increase in accounts payable and other current liabilities as well as increased depreciation and amortization costs resulting from recent capital spending programs at our Tyler refinery and the depreciation associated with the purchase of the Calfee stores completed in the second quarter of 2007.

Cash Flows from Investing Activities

Net cash used in investing activities was $39.1 million for 2008 compared to $221.5 million for 2007 and $250.5 million for 2006. The decrease from 2007 to 2008 was primarily due to the 2007 acquisitions of both the Calfee stores and the 34.6% equity ownership of Lion Oil. This decrease was partially offset by the increase in net sales of short-term investments in 2008.

Cash used in investing activities in 2008 includes our capital expenditures of approximately $102.1 million, of which $82.9 million was spent on projects at our refinery, $0.9 million in our marketing segment and $18.3 million in our retail segment. During 2008, we spent $45.4 million on regulatory and maintenance projects at the refinery. In our retail segment, we spent $6.8 million completing several “raze and rebuild” projects.

The decrease from 2006 to 2007 was primarily due to the $75.0 million net change in purchase and sales activity associated with our short-term investments and to our acquisition costs in 2007 compared to 2006. Capital expenditures in 2007 were approximately $87.7 million, of which $61.6 million was spent on projects at our refinery, $0.3 million in our marketing segment and $23.8 million in our retail segment. During 2007, we spent $38.7 million on regulatory and compliance projects at the refinery. In our retail segment, we spent $8.6 million opening three store “raze and rebuilds,” including two in our Alabama market, and retrofitting one existing store using our next generation MAPCO Mart concept. In 2007, we also used $163.7 million of cash in connection with the $74.6 million (including transaction costs) acquisition of the Calfee stores and the $89.1 million (including transaction costs) cash paid for the acquisition of a 34.6% equity ownership of Lion Oil.

Cash Flows from Financing Activities

Net cash used in financing activities was $78.9 million for 2008, compared to cash provided by financing activities of $45.5 million for 2007 and $180.2 million during 2006. Net cash used in financing activities in 2008 was primarily due to the $62.0 million repayment on debt and capital lease obligations. We also had net repayments on our revolving credit facilities of $42.2 million. These decreases were partially offset by the addition of $35.0 million of new notes payable in 2008.

The decrease in cash provided from financing activities in 2007 as compared to 2006 was primarily due to our having received net proceeds of $166.9 million in our initial public offering completed on May 9, 2006, discussed in Note 20 of the consolidated financial statements in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Net cash provided by financing activities in 2007 was primarily due to the $65.0 million in proceeds received from the issuance of debt that funded a portion of the Calfee acquisition. We also had net proceeds from our revolving credit facilities of $4.6 million and $7.7 million of proceeds and tax benefit associated with our stock compensation. All of these proceeds in 2007 were partially offset by dividend payments of $28.5 million.

Cash Position and Indebtedness

As of December 31, 2008, our total cash and cash equivalents were approximately $15.3 million and we had total indebtedness of approximately $286.0 million. Borrowing availability under our four revolving credit facilities was approximately $164.0 million and we had a total face value of letters of credit outstanding of $32.1 million.

A summary of our total third party indebtedness as of December 31, 2008 is shown below:

December 31,
2008
(In millions)

Senior secured credit facility — term loan	$121.2
Senior secured credit facility — revolver	15.8
Fifth Third revolver	18.8
Reliant Bank revolver	6.5
Lehman note	27.7
Promissory notes	95.0
Capital lease obligations	1.0

286.0
Less: Current portion of long-term debt, notes payable and capital lease obligations	83.9

Total long-term debt	$202.1

Senior Secured Credit Facility

The senior secured credit facility consists of a $120.0 million revolving credit facility and $165.0 million term loan facility which as of December 31, 2008, had $15.8 million outstanding under the revolver and $121.2 million outstanding under the term loan. As of December 31, 2008, Lehman Commercial Paper Inc. (LCPI) was the administrative agent and a lender under the facility. As of the same date, Express had been informed by LCPI that it would not be funding its pro rata lender participation of future borrowings under the revolving credit facility. Since the communication of its intention through the date of this filing, LCPI has not participated in any borrowings by Express under the revolving credit facility. LCPI’s commitment amount under the revolving credit facility is $12 million. However, the unavailability of LCPI’s pro rata lender participation in the revolving credit facility has not had and is not expected to have a material impact on Express’s liquidity or its operations.

Borrowings under the senior secured credit facility are secured by substantially all the assets of MAPCO Express, Inc. and its subsidiaries. Letters of credit outstanding under the facility totaled $11.7 million as of December 31, 2008. The senior secured credit facility term loan requires quarterly principal payments of approximately 0.25% of the principal balance through March 31, 2011 and a balloon payment of the remaining principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $9.5 million in March 2008 and expect to pay another $9.8 million in March 2009. In June 2008, Express sold real property operated by a third party for $3.9 million. In September 2008, Express sold its leasehold interest in a location it operated for $4.5 million. The proceeds of the June sale, net of expenses, were used to pay down the term loan, while the net proceeds of the September sale were retained, pursuant to the terms of the facility, for asset reinvestment purposes. In December 2008, consistent with the terms of the December 3, 2008 amendment discussed below, Express disposed of 14 real property assets. The application of the proceeds from these asset sales, net of any amounts set aside pursuant to the terms of the facility for reinvestment purposes, resulted in the prepayment of the term loan facility in the amount of $9.8 million. The senior secured credit facility revolver is payable in full upon maturity on April 28, 2010. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” rate. At December 31, 2008, the weighted average borrowing rate was approximately 3.0% for the senior secured credit facility term loan and 4.0% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment under the senior secured credit facility revolver. Amounts available under the senior secured revolver as of December 31, 2008 were approximately $80.4 million excluding the commitment of LCPI as a lender under this facility.

On December 3, 2008, the credit facility was amended to allow for the disposition of specific Express real and personal property assets in certain of its geographic operating regions. The amendment also allows for additional asset sales of up to $35.0 million per calendar year subject to such sales meeting certain financial criteria. Additionally, the amendment appoints Fifth Third Bank, N.A. as the successor administrative agent subject to the resignation or removal of LCPI.

We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We were in compliance with all covenant requirements as of December 31, 2008.

SunTrust ABL Revolver

On October 13, 2006, we amended and restated our existing asset based revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $250 to $300 million, including a $300 million sub-limit for letters of credit, and extended the maturity of the facility by one year to April 28, 2010. The revolving credit agreement bears interest based on predetermined pricing grids that allow us to choose between a “Base Rate” or “Eurodollar” rate. Availability under the SunTrust ABL revolver is determined by a borrowing base calculation defined in the credit agreement and is supported primarily by cash, certain accounts receivable and inventory.

The SunTrust ABL revolver primarily supports our issuances of letters of credit used in connection with the purchases of crude oil for use in our refinery. Such letter of credit usage and any borrowings under the facility may at no time exceed the aggregate borrowing capacity available under the SunTrust ABL revolver. As of December 31, 2008, we had no outstanding borrowings under the agreement but had letters of credit outstanding totaling approximately $5.3 million. Borrowing capacity under the SunTrust ABL revolver, net of an availability block requirement, as of December 31, 2008 was $33.4 million.

The SunTrust ABL revolver contains certain customary non-financial covenants, including a negative covenant that prohibits us from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against the property, plant and equipment of the refinery, subject to customary exceptions for certain permitted liens.

Effective December 15, 2008 and in light of the temporary suspension of our refining operations, the SunTrust ABL revolver was amended to eliminate any need to maintain minimum levels of borrowing base availability during all times that there are zero utilizations of credit (i.e., loans or letters of credit outstanding) under the facility. During times that there are outstanding utilizations of credit under the facility, in the event that our availability (net of a $15.0 million availability block requirement) under the borrowing base is less than $30.0 million or less than $15.0 million on any given measurement date we become subject to certain reporting obligations and certain covenants, respectively. We were in compliance with all covenant requirements as of December 31, 2008.

Fifth Third Revolver

In conjunction with the acquisition of the Pride assets discussed herein and in Note 4 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, on July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this revolver were used to fund the working capital needs of the newly formed subsidiary, Delek Marketing & Supply, LP. The Fifth Third revolver initially matured on July 30, 2007, but on July 27, 2007 the maturity was extended until January 31, 2008. On December 19, 2007, we amended and restated our existing revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $50.0 to $75.0 million, including a $25.0 million sub-limit for letters of credit, and extended the maturity of the facility to December 19, 2012. On October 17, 2008, the agreement was further amended to permit the payment of a one-time distribution of $20.0 million from the borrower to Delek US Holdings, Inc., increase the size of the sub-limit for letters of credit to $35.0 million and reduce the leverage ratio financial covenant limit.

The revolver bears interest based on predetermined pricing grids that allow us to choose between a “Base Rate” or “Eurodollar” rate loans. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply LP. As of December 31, 2008, we had $18.8 million outstanding borrowings under the facility at a weighted average borrowing rate of 2.6%. We also had letters of credit outstanding under the facility of $11.5 million as of December 31, 2008. Amounts available under the Fifth Third revolver as of December 31, 2008 were approximately $44.7 million. We are required to comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of December 31, 2008.

Lehman Credit Agreement

On March 30, 2007, Delek entered into a credit agreement with Lehman Commercial Paper Inc. (LCPI) as administrative agent. As of December 31, 2008, LCPI remains the administrative agent under this facility. The credit agreement provides for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the assets of Calfee Company of Dalton, Inc. and affiliates, and to pay related costs and expenses in April 2007. In December 2008, a subsidiary of the borrower, Finance, purchased a participating stake in the loan outstanding as permitted under the terms of the agreement. At a consolidated level, this resulted in a gain of $1.6 million on the extinguishment of debt. As of December 31, 2008, the amount outstanding to unrelated parties under the agreement is $27.7 million. The loans become due on March 30, 2009 and bear interest based on predetermined pricing grids which allow us to choose between “Base Rate” or a “Eurodollar” rate. As of December 31, 2008, the weighted average borrowing rate was 5.4%. This agreement was amended in June 2008 to redefine certain financial covenants required under the agreement. In December 2008, the agreement was amended further to provide Delek greater financing and operating flexibility under certain non-financial covenants in the facility. We are required to comply with certain financial and non-financial covenants under this credit agreement. We were in compliance with all covenant requirements as of December 31, 2008.

Promissory Notes

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (IDB Note). The proceeds of this note were used to repay the existing promissory notes in favor of Israel

Discount Bank and Bank Leumi USA. On December 30, 2008, the IDB Note was amended and restated. As amended and restated, the IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $1.25 million beginning on March 31, 2010, with a balloon payment of remaining principal amounts due at maturity. The IDB Note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. As of December 31, 2008 the weighted average borrowing rate for amounts borrowed under the IDB Note was 5.0%. We are required to comply with certain financial and non-financial covenants under IDB Note. We were in compliance with all covenant requirements as of December 31, 2008.

On December 30, 2008, Delek executed a second promissory note in favor of Israel Discount Bank of New York for $15.0 million. This note matures on December 31, 2009. The note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. As of December 31, 2008 the weighted average borrowing rate for amounts borrowed under the note was 5.5%. We are required to comply with certain financial and non-financial covenants under the note. We were in compliance with all covenant requirements as of December 31, 2008.

On July 27, 2006, Delek executed a $30.0 million promissory note in favor of Bank Leumi USA. The proceeds of this note were used to fund a portion of the Pride Acquisition and its working capital needs. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a fixed spread over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days, as elected by the borrower. As of December 31, 2008, the weighted average borrowing rate for amounts borrowed under this note was 2.5%. We are not required to comply with any financial or non-financial covenants under this note.

On May 12, 2008, Delek executed a second promissory note in favor of Bank Leumi USA for $20.0 million. The proceeds of this note were used to reduce short term debt and for working capital needs. This note matures on May 11, 2011, and bears interest, payable for the applicable interest period, at a fixed spread over the LIBOR rate (Reserve Adjusted) for interest periods of 30 or 90 days, as elected by the borrower. As of December 31, 2008, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 4.3%. This note was amended in December 2008 to change the financial covenant calculation methodology and applicability. We are required to comply with certain financial and non-financial covenants under this credit agreement. We were in compliance with all covenant requirements as of December 31, 2008.

Reliant Bank Revolver

On March 28, 2008, we entered into a revolving credit agreement with Reliant Bank, a Tennessee bank, headquartered in Brentwood, Tennessee. The credit agreement provides for unsecured loans of up to $12.0 million and we had $6.5 million outstanding under this facility as of December 31, 2008. The facility matures on March 28, 2011 and bears interest at a fixed spread over the 30 day LIBOR rate. As of December 31, 2008, the weighted average borrowing rate was 4.4%. This agreement was amended in September 2008 to conform certain portions of the financial covenant definition to those contained in some of our other credit agreements. We are required to comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of December 31, 2008.

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for 2008 were $102.1 million, of which $82.9 million was spent in our refining segment, $0.9 million in our marketing segment and $18.3 million was spent in our retail segment. Our capital expenditure budget is approximately $143.5 million for 2009. The following table summarizes our actual capital expenditures for 2008 and planned capital expenditures for 2009 by operating segment and major category (in millions):

	Year Ended December 31,
	2009 Budget	2008 Actual

Refining:
Sustaining maintenance, including turnaround activities	$30.0	$7.6
Regulatory	13.0	37.8
Saturates Gas Plant rebuild	40.0	—
Discretionary projects	41.0	37.5

Refining segment total	124.0	82.9

Marketing:
Discretionary projects	1.5	0.9

Marketing segment total	1.5	0.9

Retail:
Sustaining maintenance	4.0	2.4
Growth/profit improvement	2.5	4.3
Store enhancements	3.0	4.8
Re-image/builds	8.5	6.8

Retail segment total	18.0	18.3

Total capital spending	$143.5	$102.1

In 2009, we plan to spend approximately $18.0 million in the retail segment, $11.5 million of which is expected to consist of one “raze and rebuild” and the re-imaging of 35 to 40 of our existing stores. We spent $11.6 million on similar projects in 2008. We expect to spend approximately $13.0 million on regulatory projects in the refining segment in 2009. We spent $37.8 million on such projects in 2008. We expect the spending on crude optimization projects in 2009 to be $28.5 million. In addition, we plan to spend approximately $30.0 million on maintenance projects, of which approximately $24.0 million relates to scheduled turnaround activities, approximately $40.0 million to rebuild the saturates gas plant due to the refinery fire and explosion, of which we have a $5.0 million property damage insurance deductible and we expect the remainder to be covered under our insurance policy, and approximately $12.5 million for other discretionary projects in 2009.

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

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below as of December 31, 2008, is set forth in the following table (in millions):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total

Long term debt, notes payable and capital lease obligations	$83.9	$182.6	$19.0	$0.5	$286.0
Interest(1)	9.4	10.3	0.6	—	20.3
Operating lease commitments(2)	12.9	20.2	11.1	14.1	58.3
Capital project commitments(3)	—	2.2	—	—	2.2

Total	$106.2	$215.3	$30.7	$14.6	$366.8

(1)	Includes expected payments on debt outstanding under credit facilities in place at December 31, 2008. Variable interest is calculated using December 31, 2008 rates.

(2)	Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2008.

(3)	Amounts constitute a minimum obligation that would be required as a penalty payment if a certain capital project is not completed. We have no expectation that this capital project will not be completed.

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

Long-lived Asset Recovery

A significant portion of our total assets are long-lived assets, consisting primarily of property, plant and equipment (“PP&E”), definite life intangibles and goodwill. Changes in technology, changes in the regulatory climate, Delek’s intended use for the assets, as well as changes in broad economic or industry factors, may cause the estimated period of use or the value of these assets to change.

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

Property and equipment of retail stores we are closing are written down to their estimated net realizable value at the time we close such stores. Changes in market demographics, competition, economic conditions and other factors can impact the operations of certain locations. Cash flows vary from year to year, and we analyze regional market, division and store operations. As a result, we identified and recorded impairment charges of $0.4 million and $0.3 million for closed stores in 2008 and 2007. In both 2007 and 2006, we turned certain locations into unbranded dealer operations. Similar changes may occur in the future that will require us to record impairment charges.

Goodwill and Potential Impairment

Goodwill is reviewed at least annually for impairment or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the operating segments to the estimated fair value of the reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions, competitive pressures on sales and margins, and other economic and industry factors beyond management’s control, an impairment charge may be required. Details of remaining goodwill balances by segment are included in Note 9 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and are incorporated herein by reference.

Vendor Discounts and Deferred Revenue

In our retail segment, we receive cash discounts or cash payments from certain vendors related to product promotions based upon factors such as quantities purchased, quantities sold, merchandise exclusivity, store space and various other factors. In accordance with the provisions of the FASB EITF Issue No. 02-16, Accounting by a Reseller for Consideration Received from a Vendor, we recognize these amounts as a reduction of inventory until the products are sold, at which time the amounts are reflected as a reduction in cost of goods sold. Certain of these amounts are received from vendors related to agreements covering several periods. These amounts are initially recorded as deferred revenue, are reclassified as a reduction in inventory upon receipt of the products and are subsequently recognized as a reduction of cost of goods sold as the products are sold.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141(R)”). This Statement will apply to all transactions in which an entity obtains control of one or more other businesses. In general, SFAS 141(R) requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction; establishes the acquisition date as the fair value measurement point; and modifies the disclosure requirements. This Statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. Delek has adopted SFAS 141(R) effective January 1, 2009 and will assess the impact of FAS 141(R) in the event it enters into a business combination for which the expected acquisition date is subsequent to adoption.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which changes the classification of non-controlling interests, sometimes called a minority interest, in the consolidated financial statements. Additionally, this Statement establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. This Statement is effective January 1, 2009, and will be applied prospectively with the exception of the presentation and disclosure requirements which must be applied retrospectively. Delek has no minority interest reporting in its consolidated reporting, therefore adoption of SFAS 160 will not have an impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. The standard requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Delek has adopted SFAS 161 effective January 1, 2009. The additional disclosures required by SFAS 161 will not have an effect on our financial position or results of operations.

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

Price Risk Management Activities.  At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. During 2007, in connection with our marketing segment’s supply contracts, we entered into certain futures contracts. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. At December 31, 2008 and 2007, we had open derivative contracts representing 148,000 barrels and 40,000 barrels, respectively, of refined petroleum products with an unrealized net (loss) gain of $(0.8) million and $0.1 million, respectively.

In December 2007, in connection with our offering of renewable fuels in our retail segment markets, we entered into a series of over the counter (OTC) swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade and a series of OTC swaps based on the futures price of unleaded gasoline as quoted on the New York Mercantile Exchange. In accordance with SFAS 133, all of these swaps are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. As of December 31, 2008 and 2007, we had open derivative contracts representing 1,214,548 barrels and 276,536 barrels of ethanol, respectively. We had unrealized net (losses) gains of $(6.8) million and $2.5 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, we also had open derivative contracts representing 1,200,000 barrels and 270,000 barrels, respectively, of unleaded gasoline. We had unrealized net gains (losses) of $11.1 million and $(1.9) million for the years ended December 31, 2008 and 2007, respectively.

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

In accordance with SFAS 133, the WTI and ULSD swaps were designated as cash flow hedges and the change in fair value between the inception date and the end of period was recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the year ended December 31, 2008, we recognized unrealized gains of $10.7 million, which are included as an adjustment to cost of goods sold in the consolidated statements of operations in Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10-K, as a result of the discontinuation of these cash flow hedges. For the year ended December 31, 2008, Delek recorded unrealized losses as a component of other comprehensive income of $0.9 million ($0.6 million, net of deferred taxes) related to the change in the fair value of the swaps prior to de-designation. The fair value of these contracts will be recognized in income beginning in May 2009, at the time the positions are closed and the hedged transactions are recognized in income. We also recognized a gain of $0.5 million relating to the ineffective portion of these hedges as of November 20, 2008. As of December 31, 2008, Delek had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $0.6 million associated with its cash flow hedges.

We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2008, we held approximately 0.9 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $42.03 per barrel. As of December 31, 2008, market values had fallen below most of our LIFO inventory layer values and, as a result, we recognized a pre-tax loss of approximately $10.9 million relating to the reflection of market value at a level below cost. Such losses are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. Replacement cost (FIFO) exceeded carrying value of LIFO costs by a nominal amount. We refer to this excess as our LIFO reserve.

Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $285.0 million as of December 31, 2008. We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with SFAS 133, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments decreased by $1.0 million and $2.4 million for the years ending December 31, 2008 and 2007, respectively. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of December 31, 2008 would be to change interest expense by $2.9 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of December 31, 2008, we had interest rate cap agreements in place representing $73.8 million in notional value with various settlement dates, the latest of which expires in July 2010. These interest rate caps range from 3.75% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.65% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was nominal as of December 31, 2008 and $1.0 million as of December 31, 2007.

The types of instruments used in our hedging and trading activities described above include swaps and futures. Our positions in derivative commodity instruments are monitored and managed on a daily basis by a risk management committee to ensure compliance with our risk management strategies which have been approved by our board of directors.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment, management determined that, at December 31, 2008, we maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report, which is included in the section beginning on page F-1.

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by Item 401 of Regulation S-K regarding directors will be included under “Election of Directors” in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 5, 2009 (the “Definitive Proxy Statement”), and is incorporated herein by reference. Information regarding executive officers will be included under “Management” in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under “Corporate Governance” in the Definitive Proxy Statement and is incorporated herein by reference.

Our Board Governance Guidelines, our charters for our Audit and Compensation Committees and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekUS.com , and a copy will be mailed upon request to Investor Relations, Delek US Holdings, Inc. or ir@delekus.com. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on our website, at www.DelekUS.com , under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.

ITEM 11.	Executive Compensation

The information required by this Item will be included under “Executive Compensation” and “Corporate Governance” in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Owners and Management and Related Stockholder Matters

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Certain Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements

2. Exhibits — See below

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1*	Employment Agreement, dated as of May 1, 2004, by and between MAPCO Express, Inc., Uzi Yemin and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(a)*	Amendment No. 1 to Employment Agreement, dated as of October 31, 2005 and effective as of September 15, 2005, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(b)*	Amendment No. 2 to Employment Agreement, dated as of February 1, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(c)*	Amendment No. 3 to Employment Agreement, dated as of April 17, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1(d)*	Amendment No. 4 to Employment Agreement, dated as of November 13, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(d) to the Company’s Form 10-K filed on March 20, 2007)
10	.1(e)*	Amendment No. 5 dated July 23, 2007 to Employment Agreement by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2007)
10	.2*	Amended and Restated Consulting Agreement, dated as of April 11, 2006, by and between Greenfeld-Energy Consulting, Ltd. and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.3*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.4		Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.5		Amended and Restated Credit Agreement, dated as of April 28, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several lenders from time to time party to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10	.5(a)	First Amendment to Amended and Restated Credit Agreement, dated as of August 18, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.5(b)	Second Amendment to Amended and Restated Credit Agreement, dated as of October 11, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.5(c)	Third Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.5(d)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 18, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(d) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.5(e)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 11, 2006)
10	.5(f)	Sixth Amendment to Amended and Restated Credit Agreement entered into effective July 13, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2006)
10	.5(g)	Seventh Amendment to Amended and Restated Credit Agreement entered into effective March 30, 2007, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 15, 2007)
10	.5(h)	Eighth Amendment to Amended and Restated Credit Agreement entered into effective December 3, 2008, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc.
10	.5(i)	Ninth Amendment to the Amended and Restated Credit Agreement entered into effective January 28, 2009, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc.
10.6		Amended and Restated Revolving Credit Agreement, dated as of May 2, 2005, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., the several banks and other financial institutions and lenders from time to time party thereto, SunTrust Bank, The CIT Group/Business Credit, Inc., National City Business Credit, Inc., Bank of America, N.A. and PNC Business Credit, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6(a)	First Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2005, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.8(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10	.6(b)	Second Amended and Restated Credit Agreement, dated as of October 13, 2006, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent. (incorporated by reference to Exhibit 10.8(b) to the Company’s Form 10-K filed on March 20, 2007)
10	.6(c)	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 15, 2008, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent.
10	.6(d)	Letter Agreement (Second Amendment) to Second Amended and Restated Credit Agreement, dated as of January 30, 2009, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent.
10	.6(e)	Third Amendment to Second Amended and Restated Credit Agreement, dated as of February 13, 2009, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent.
10	.6(f)	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of February 18, 2009, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent.
10	.7+	Pipeline Capacity Lease Agreement, dated April 12, 1999, between La Gloria Oil and Gas Company and Scurlock Permian, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(a)+	One-Year Renewal of Pipeline Capacity Lease Agreement, dated December 21, 2004, between Plains Marketing, L.P., as successor to Scurlock Permian LLC, and La Gloria Oil and Gas Company (incorporated by reference to Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(b)+	Assignment of the Pipeline Capacity Lease Agreement, as amended and renewed on December 21, 2004, by La Gloria Oil and Gas Company to Delek Refining, Ltd. (incorporated by reference to Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(c)+	Amendment to One-Year Renewal of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(d)	Extension of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(d) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(e)+	Modification and Extension of Pipeline Capacity Lease Agreement, effective May 1, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(e) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.8+	Branded Jobber Contract, dated December 15, 2005, between BP Products North America, Inc. and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.9*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.9(a)*	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.9(b)*	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10	.9(c)*	Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.10		Description of Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 15, 2007)
10.11		Management and Consulting Agreement, dated as of January 1, 2006, by and between Delek Group Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675).
10.12		Promissory Note, dated May 23, 2006, in the principal amount of $30,000,000.00, of Delek Finance, Inc., in favor of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on May 24, 2006)
10	.12(a)	Amended and Restated Term Loan Note, dated December 30, 2008, in the principal amount of $30,000,000 of Delek Finance, Inc., in favor of Israel Discount Bank of New York.
10.13		Credit Agreement dated July 31, 2006, by and between Delek Marketing & Supply, LP, and various financial institutions, from time to time, party to the Agreement, as Lenders, and Fifth Third Bank, Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2006)
10	.13(a)	First Amendment dated January 9, 2007 to the Credit Agreement dated July 31, 2006, by and between Delek Marketing & Supply, LP, and various financial institutions, from time to time, party to the Agreement, as Lenders, and Fifth Third Bank, Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2007)
10	.13(b)	Second Amendment dated July 27, 2007 to Credit Agreement dated July 31, 2006 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the Agreement, as Lenders, and Fifth Third Bank as Administrative Agent, and L/C Issuer (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 9, 2007)
10	.13(c)	Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.16(c) to the Company’s Form 10-K filed on March 3, 2008)
10	.13(d)	First Amendment dated October 17, 2008 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer
10.14		Promissory Note dated July 27, 2006, by and between Delek US Holdings, Inc., and Bank Leumi USA as lender (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 14, 2006)
10.15		Purchase and Sale Agreement dated February 8, 2007, by and between MAPCO Express, Inc., Calfee Company of Dalton, Inc., FM Leasing, LP, FM Leasing I, LP, MF Leasing, LP, AC Stores, LP, Com-Pac Properties, LLC, Com-Pac Properties Group, LP and Favorite One Properties, LP. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2007)
10	.15(a)	First Amendment dated April 2, 2007, to the Purchase and Sale Agreement dated February 8, 2007, by and between MAPCO Express, Inc., Calfee Company of Dalton, Inc., FM Leasing, LP, FM Leasing I, LP, MF Leasing, LP, AC Stores, LP, Com-Pac Properties, LLC, Com-Pac Properties Group, LP and Favorite One Properties, LP. (incorporated by reference to Exhibit 10.2(a) to the Company’s Form 10-Q filed on May 15, 2007)
10.16		Credit Agreement dated March 30, 2007, by and between Delek US Holdings, Inc. and Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2007)

Exhibit No.		Description

10	.16(a)	First Amendment dated August 20, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 9, 2007)
10	.16(b)	Second Amendment dated October 17, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc. as arranger and joint bookrunner, and JP Morgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.19(b) to the Company’s Form 10-K filed on March 3, 2008)
10	.16(c)	Third Amendment dated December 4, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc. as arranger and joint bookrunner, and JP Morgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.19(c) to the Company’s Form 10-K filed on March 3, 2008)
10	.16(d)	Fourth Amendment dated June 26, 2008 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JP Morgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 11, 2008)
10	.16(e)	Fifth Amendment dated December 29, 2008 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JP Morgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner
10	.17*	Letter Agreement dated September 1, 2004, by and between MAPCO Express, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 15, 2007)
10	.18*	Letter Agreement dated May 25, 2005, by and between MAPCO Express, Inc. and Edward A. Morgan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 15, 2007)
10	.19*	Letter Agreement dated May 25, 2005, by and between Delek Refining, Inc. and Frederec Green (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 15, 2007)
10.20		Stock Purchase Agreement dated July 12, 2007 by and between TransMontaigne, Inc. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 9, 2007)
10.21		Registration Rights Agreement dated August 22, 2007 by and between Delek US Holdings, Inc. and TransMontaigne, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 9, 2007)
10	.21(a)	Assignment and Assumption Agreement dated October 9, 2007 by and between TransMontaigne, Inc., as assignor, Morgan Stanley Capital Group, Inc., as assignee, and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.24(a) to the Company’s Form 10-K filed on March 3, 2008)
10	.22++	Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 3, 2008)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act

Exhibit No.	Description

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Confidential portions of this exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment under Rule 406 of the Securities Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

++	Confidential portions of this exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment under Rule 24b-2 of the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Edward Morgan
Edward Morgan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 9, 2008:

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
Edward Morgan
Individually and as Attorney-in-Fact

Delek US Holdings, Inc.

Consolidated Financial Statements
As of December 31, 2008 and 2007 and
For Each of the Three Years Ended December 31, 2008

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Delek US Holdings, Inc.

We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Delek US Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Delek US Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 of Delek US Holdings, Inc. and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
March 3, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Delek US Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek US Holdings, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
March 3, 2009

Delek US Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In millions, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$15.3	$105.0
Short-term investments	—	44.4
Accounts receivable	45.4	118.8
Inventory	80.2	124.7
Assets held for sale	20.9	34.7
Other current assets	38.8	47.7

Total current assets	200.6	475.3

Property, plant and equipment:
Property, plant and equipment	708.9	610.2
Less: accumulated depreciation	(127.2)	(89.6)

Property, plant and equipment, net	581.7	520.6

Goodwill	77.5	86.1
Other intangibles, net	10.0	11.2
Minority investment	131.6	139.5
Other non-current assets	15.8	11.6

Total assets	$1,017.2	$1,244.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68.0	$248.6
Current portion of long-term debt and capital lease obligations	68.9	10.8
Notes payable	15.0	—
Liabilities associated with assets held for sale	0.2	0.4
Accrued expenses and other current liabilities	34.1	45.2

Total current liabilities	186.2	305.0

Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	202.1	344.4
Environmental liabilities, net of current portion	5.2	6.7
Asset retirement obligations	6.6	5.3
Deferred tax liabilities	71.1	60.3
Other non-current liabilities	12.2	10.1

Total non-current liabilities	297.2	426.8

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 53,682,070 and 53,666,570 shares issued and outstanding at December 31, 2008 and 2007, respectively	0.5	0.5
Additional paid-in capital	277.8	274.1
Accumulated other comprehensive income	(0.6)	0.3
Retained earnings	256.1	237.6

Total shareholders’ equity	533.8	512.5

Total liabilities and shareholders’ equity	$1,017.2	$1,244.3

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In millions, except shares and per share data)

Net sales	$4,615.2	$3,900.9	$3,016.0

Operating costs and expenses:
Cost of goods sold	4,210.0	3,453.5	2,643.7
Operating expenses	233.8	207.1	162.4
General and administrative expenses	56.8	54.0	37.4
Depreciation and amortization	40.9	31.6	21.4
Gain on sales of assets	(6.8)	—	—
Gain on forward contract activities	—	(0.1)	—

Total operating costs and expenses	4,534.7	3,746.1	2,864.9

Operating income	80.5	154.8	151.1

Interest expense	23.7	30.6	24.2
Interest income	(2.1)	(9.3)	(7.2)
Interest expense to related parties	—	—	1.0
Loss from minority investment	7.9	0.8	—
Gain on debt extinguishment	(1.6)	—	—
Impairment of goodwill	11.2	—	—
Other expenses, net	1.0	2.4	0.2

Total non-operating expenses	40.1	24.5	18.2

Income from continuing operations before income tax expense	40.4	130.3	132.9
Income tax expense	17.4	34.9	42.4

Income from continuing operations	23.0	95.4	90.5
Income from discontinued operations, net of tax	3.5	1.0	2.5

Net income	$26.5	$96.4	$93.0

Basic earnings per share:
Income from continuing operations	$0.43	$1.83	$1.92
Income from discontinued operations	0.07	0.02	0.06

Total basic earnings per share	$0.50	$1.85	$1.98

Diluted earnings per share:
Income from continuing operations	$0.43	$1.80	$1.89
Income from discontinued operations	0.06	0.02	0.05

Total diluted earnings per share	$0.49	$1.82	$1.94

Weighted average common shares outstanding:
Basic	53,675,145	52,077,893	47,077,369

Diluted	54,401,747	52,850,231	47,915,962

Dividends declared per common share outstanding	$0.15	$0.54	$0.04

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income	Earnings	Equity
	(In millions, except shares and per share data)

Balance at December 31, 2005	39,389,869	0.4	40.7	—	78.7	119.8
Comprehensive income, net of tax:
Net income	—	—	—	—	93.0	93.0

Comprehensive income	—	—	—	—	93.0	93.0

Proceeds from public offering	11,500,000	0.1	166.8	—	—	166.9
Common stock dividends ($0.04 per share)	—	—	—	—	(1.9)	(1.9)
Stock-based compensation expense	—	—	2.4	—	—	2.4
Income tax benefit of stock-based compensation expense	—	—	1.5	—	—	1.5
Exercise of stock-based awards	250,000	—	0.5	—	—	0.5

Balance at December 31, 2006	51,139,869	0.5	211.9	—	169.8	382.2
Comprehensive income, net of tax:
Net income	—	—	—	—	96.4	96.4
Unrealized gain on cash flow hedges, net of deferred income tax expense of $0.2 million	—	—	—	0.3	—	0.3

Comprehensive income	—	—	—	0.3	96.4	96.7

Common stock dividends ($0.54 per share)	—	—	—	—	(28.5)	(28.5)
Stock-based compensation expense	—	—	3.3	—	—	3.3
Income tax benefit of stock-based compensation expense	—	—	3.8	—	—	3.8
Exercise of stock-based awards	610,034	—	3.9	—	—	3.9
Stock issued in connection with purchase of minority investment	1,916,667	—	51.2	—	—	51.2
Cumulative effect of adoption of FIN 48	—	—	—	—	(0.1)	(0.1)

Balance at December 31, 2007	53,666,570	$0.5	$274.1	$0.3	$237.6	$512.5

Comprehensive income, net of tax:
Net income	—	—	—	—	26.5	26.5
Unrealized loss on cash flow hedges, net of deferred income tax benefit of $0.6 million	—	—	—	(0.9)	—	(0.9)

Comprehensive income	—	—	—	(0.9)	26.5	25.6

Common stock dividends ($0.15 per share)	—	—	—	—	(8.0)	(8.0)
Stock-based compensation expense	—	—	3.7	—	—	3.7
Exercise of stock-based awards	15,500	—	—	—	—	—

Balance at December 31, 2008	53,682,070	$0.5	$277.8	$(0.6)	$256.1	$533.8

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2008	2007	2006
		(In millions)

Cash flows from operating activities:
Net income	$26.5	$96.4	$93.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.9	31.6	21.4
Amortization of deferred financing costs	4.7	4.9	4.2
Accretion of asset retirement obligations	0.7	0.1	0.3
Deferred income taxes	10.0	10.2	22.8
Loss from minority investment	7.9	0.8	—
Loss on interest rate derivative instruments	1.0	2.4	—
Gain on sale of assets	(6.8)	—	—
Gain on sale of assets held for sale	(0.4)	—	—
Loss on impairment of goodwill	11.2	—	—
Stock-based compensation expense	3.7	3.3	2.4
Income tax benefit of stock-based compensation	—	(3.8)	(1.5)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	73.4	(35.1)	(30.7)
Inventory and other current assets	59.0	(19.5)	(37.2)
Accounts payable and other current liabilities	(193.2)	84.8	37.1
Non-current assets and liabilities, net	(10.3)	3.3	(2.5)

Net cash provided by operating activities	28.3	179.4	109.3

Cash flows from investing activities:
Purchases of short-term investments	(472.8)	(3,213.7)	(520.2)
Sales of short-term investments	517.2	3,242.5	473.6
Purchase of minority investment	—	(89.1)	—
Business combinations, net of cash acquired	—	(74.6)	(107.3)
Purchase of property, plant and equipment	(102.1)	(86.9)	(96.6)
Proceeds from sale of convenience store assets	8.8	0.3	—
Proceeds from sale of assets held for sale	9.8	—	—

Net cash used in investing activities	(39.1)	(221.5)	(250.5)

Cash flows from financing activities:
Net (repayments) proceeds from revolvers	(42.2)	4.6	46.7
Proceeds from other debt instruments	35.0	65.0	60.0
Payments on debt and capital lease obligations	(62.0)	(2.0)	(47.4)
Proceeds from note payable to related parties	15.0	—	—
Payments of note payable to related parties	(15.0)	—	(42.5)
Proceeds from issuance of common stock	—	—	166.9
Proceeds from exercise of stock options	—	3.9	0.5
Income tax benefit of stock-based compensation	—	3.8	1.5
Dividends paid	(8.0)	(28.5)	(1.9)
Deferred financing costs paid	(1.7)	(1.3)	(3.6)

Net cash (used in) provided by financing activities	(78.9)	45.5	180.2

Net increase in cash and cash equivalents	(89.7)	3.4	39.0
Cash and cash equivalents at the beginning of the period	105.0	101.6	62.6

Cash and cash equivalents at the end of the period	$15.3	$105.0	$101.6

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest of $3.4 million and $2.1 million in 2008 and 2007, respectively	$17.8	$22.1	$19.1

Income taxes	$5.1	$34.1	$32.5

Stock issued in connection with acquisition of minority investment	$—	$51.2	$—

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements

1.	General

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

On May 9, 2006, we completed an initial public offering (“IPO”) of 11,500,000 shares of our common stock at a price of $16.00 per share for an aggregate offering price of approximately $184.0 million. The shares, which are listed on the New York Stock Exchange, began trading on May 4, 2006, under the symbol “DK.” All of the shares offered were primary shares sold by Delek. We received approximately $166.9 million in net proceeds from the initial public offering after payment of underwriting discounts and commissions and deduction of offering expenses. The initial public offering represented the sale by us of a 22.6% interest in Delek as of the offering date. Our remaining outstanding shares, at the close of our initial public offering, were beneficially owned by Delek Group Ltd. (“Delek Group”) located in Natanya, Israel.

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

Segment Reporting

Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, marketing and retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operating terminals. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of 458 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 13.

Discontinued Operations

In December 2008, we met the requirements under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) to classify our retail segment’s Virginia division (“Virginia stores”) as a group of assets held for sale. The fair value assessment of these assets, performed in the fourth quarter of 2008, did

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

not result in an impairment. We have ceased depreciation of these assets. In December 2008, we sold 12 of the 36 stores in this division and expect that we will dispose of the remaining stores over the next twelve months.

Reclassifications

Having classified the Virginia stores as assets held for sale, the consolidated balance sheets for all periods presented have been reclassified to reflect net assets held for sale and net liabilities associated with assets held for sale. The statements of operations for all periods presented have been reclassified to reflect the results of the Virginia stores as income from discontinued operations, net of taxes.

Sales of intermediate feedstocks, which had previously been presented on a net basis in cost of goods sold, have been reclassified to net sales. This change in presentation resulted in an increase in both net sales and cost of goods sold of $8.4 million for the year ended December 31, 2006.

Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expense, general and administrative expenses, and depreciation and amortization. This change in presentation resulted in a decrease in cost of goods sold totaling $2.3 million in 2006. These other expenses were increased, in total, by the same amounts.

These reclassifications were made in order to conform to the current year reporting and had no effect on net income or shareholders’ equity as previously reported.

Cash and Cash Equivalents

Delek maintains cash and cash equivalents in accounts with large, national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2007, these cash equivalents consisted primarily of time deposits, money market investments and high-quality commercial paper. As of December 31, 2008, these cash equivalents consisted primarily of overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.

Short-Term Investments

Short-term investments as of December 31, 2007 primarily consisted of investment grade market auction rate debt securities and municipal rate bonds, which were classified as “available for sale” under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These short-term investments were carried at cost, which approximated fair market value. As of December 31, 2008, we held no short-term investments.

Our auction rate investment, totaling $5.6 million, held four quarterly auctions in 2008 which were not fully subscribed. During 2008, we have reclassified this investment from short-term investments to other non-current assets. The underlying security for this investment is Merrill Lynch non-cumulative preferred stock. The auction rate investment is rated at investment grade levels of BBB+/Baa1 as of December 31, 2008 and has continued to pay interest. Based on our ability to access cash and cash equivalents, our expected operating cash flows and availability under our existing borrowing facilities, we currently do not anticipate the temporary lack of liquidity on this auction rate security to materially impact our overall liquidity.

Accounts Receivable

Accounts receivable primarily consists of receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of less than $0.1 million as of both December 31, 2008 and 2007, respectively.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

We sell a variety of products to a diverse customer base. On a consolidated basis, there were no customers that accounted for more than 10% of net sales during the years ended December 31, 2008, 2007 and 2006.

One customer of our refinery segment accounted for 24.2% and 14.0% of the refining segment’s accounts receivable balance as of December 31, 2008 and 2007, respectively.

One credit card provider accounted for 15% and 12% of the retail segment’s total accounts receivable balance as of December 31, 2008 and 2007, respectively.

Two customers accounted for approximately 51.8% and 23% of the marketing segment’s accounts receivable balance as of December 31, 2008 and 2007, respectively.

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

Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, which are as follows:

Years

Automobiles	3-5
Computer equipment and software	3-10
Refinery turnaround costs	4
Furniture and fixtures	5-15
Retail store equipment	7-15
Asset retirement obligation assets	15-40
Refinery machinery and equipment	15-40
Petroleum and other site (“POS”) improvements	8-40
Building and building improvements	40

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property, plant and equipment and accumulated depreciation by reporting segment as of December 31, 2008 and depreciation expense by operating segment for the year ended December 31, 2008 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated

Property, plant and equipment	$279.1	$33.5	$394.3	$2.0	$708.9
Less: Accumulated depreciation	(30.7)	(4.0)	(92.4)	(0.1)	(127.2)

Property, plant and equipment, net	$248.4	$29.5	$301.9	$1.9	$581.7

Depreciation expense	$15.8	$1.7	$22.1	$0.1	$39.7

Other Intangible Assets

Delek has definite-life intangible assets consisting of long-term supply contracts, non-compete agreements and trademarks. The amortization periods associated with these assets are 11.5 years for the supply contracts, ten years for the non-compete agreements and four years for the trademarks.

Property, Plant and Equipment and Other Intangibles Impairment

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

Property and equipment of retail stores identified for closing are written down to their estimated net realizable value at the time such stores are closed. Delek analyzes regional market, division and store operations for changes in market demographics, competition, economic conditions and other factors, including the variability of cash flow. As a result, Delek identified and recorded impairment charges of $0.3 million for closed stores in 2007. In 2007, we turned certain locations into unbranded dealer operations. Similar changes may occur in the future that will require us to record impairment.

Capitalized Interest

Delek had a significant construction period associated with several capital projects in the refining segment and with the construction related to the new “prototype” stores being built in the retail segment. For the years ended December 31, 2008, 2007 and 2006, interest of $3.3 million, $1.9 million and $1.6 million, respectively, was capitalized by the refining segment. The retail segment capitalized $0.2 million of interest for each of the three years ended December 31, 2008, 2007 and 2006. There was no interest capitalized by the marketing segment for the years ended December 31, 2008, 2007 and 2006.

Refinery Turnaround Costs

Refinery turnaround costs are incurred in connection with planned shutdowns and inspections of the refinery’s major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. During December 2005, we successfully completed a major turnaround covering the fluid catalytic cracking unit, sulfuric acid alkylation unit, sulfur

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

recovery unit, amine unit and kerosene and gasoline treating units. Turnaround activities for other units are currently scheduled for the first half of 2009.

Goodwill and Potential Impairment

Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek’s goodwill, all of which was acquired in various purchase business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If a reporting unit’s carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Our annual assessment of goodwill resulted in an $11.2 million goodwill impairment charge to one of our retail reporting units as of December 31, 2008.

Derivatives

Delek records all derivative financial instruments, including interest rate swap and cap agreements, fuel-related derivatives, over the counter (“OTC”) future swaps and forward contracts at estimated fair value regardless of their intended use in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted. Changes in the fair value of the derivative instruments are recognized in operations unless we elect to apply the hedging treatment permitted under the provisions of SFAS 133 allowing such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a monthly basis, utilizing valuations from third party financial and brokerage institutions. On a regular basis, Delek enters into commodity contracts with counterparties for various feedstocks. These contracts usually qualify for the normal purchase / normal sale exemption under the standard, and as such are not measured at fair value.

The company’s policy under the guidance of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”), is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions.

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

Effective January 1, 2008, Delek adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which pertain to certain financial assets and liabilities measured at fair value in the statement of position on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS 157 may change the method of calculating fair value, it does not require any new fair value measurements. See Note 14 for further discussion.

Effective January 1, 2008, Delek adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. At January 1, 2008, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other accounting standards, so the adoption of SFAS 159 did not impact our consolidated financial statements.

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

Vendor Discounts and Deferred Revenue

Delek receives cash discounts or cash payments from certain vendors related to product promotions based upon factors such as, quantities purchased, quantities sold, merchandise exclusivity, store space and various other factors. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Consideration Received from a Vendor, we recognize these amounts as a reduction of inventory until the products are sold, at which time the amounts are reflected as a reduction in cost of goods sold. Certain of these amounts are received from vendors related to agreements covering several periods. These amounts are initially recorded as deferred revenue, are reclassified as a reduction in inventory upon receipts of the products, and are subsequently recognized as a reduction of cost of goods sold as the products are sold.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

required cleanout of the pipeline and terminal tanks, and removal of certain above-grade portions of the pipeline situated on right-of-way property.

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2008 and 2007 is as follows (in millions):

	December 31,
	2008	2007

Beginning balance	$5.3	$3.3
Additional liabilities(1)	0.7	1.5
Acquired liabilities	—	0.7
Liabilities settled	(0.1)	(0.3)
Accretion expense	0.7	0.1

Ending balance	$6.6	$5.3

(1)	This amount represents the recognition of an asset retirement obligation associated with two hazardous waste units at the Tyler refinery, and additional underground storage tanks at various retail stores, as well as management’s reassessment of future cost estimates associated with the refining and retail segments’ previously recognized remediation obligations.

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

Delek derives service revenue from the sale of lottery tickets, money orders, car washes and other ancillary product and service offerings. Service revenue and related costs are recorded at gross amounts and net amounts, as appropriate, in accordance with the provisions of EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. We record service revenue and related costs at gross amounts when Delek is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, influences product or service specifications, or has several but not all of these indicators. When Delek is not the primary obligor and does not possess other indicators of gross reporting as discussed previously, we record net service revenue.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Sales, Use and Excise Taxes

Delek’s policy is to exclude sales, use and excise taxes from revenue when we are an agent of the taxing authority, in accordance with EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).

Deferred Financing Costs

Deferred financing costs represent expenses related to issuing our long-term debt and obtaining our lines of credit. These amounts are amortized ratably over the remaining term of the respective financing and are included in interest expense. See Note 11 for further information.

Advertising Costs

Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the years ended December 31, 2008, 2007 and 2006 was $2.5 million, $2.1 million and $2.0 million, respectively.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48, which is the most significant change to accounting for income taxes since the adoption of the liability approach, prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. The Interpretation also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits.

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

Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005 or state and local income tax examinations by tax authorities for the years before 2004. The Internal Revenue

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Service has examined Delek’s income tax returns through 2004 and during the second quarter of 2008, began the process of examining the returns for 2005 and 2006.

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of $0.3 million was recognized related to unrecognized tax benefits during the year ended December 31, 2008. A nominal amount of interest was recognized related to unrecognized tax benefits during the year ended December 31, 2007.

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

Earnings Per Share

Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	December 31,
	2008	2007	2006

Weighted average common shares outstanding	53,675,145	52,077,893	47,077,369
Dilutive effect of equity instruments	726,602	772,338	838,593

Weighted average common shares outstanding, assuming dilution	54,401,747	52,850,231	47,915,962

Outstanding stock options totaling 1,816,598 and 1,541,783 common shares were excluded from the diluted earnings per share calculation for the years ended December 31, 2008 and 2007, respectively. These stock options did not have a dilutive effect under the treasury stock method.

Stock-Based Compensation

SFAS No. 123R, Share-Based Payment (“SFAS 123R”) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement and establishes fair value as the measurement objective in accounting for share-based payment arrangements. SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards on the dates of grant.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income

Comprehensive income includes net income and changes in the fair value of derivative instruments designated as cash flow hedges. Comprehensive income for the year ended December 31, 2008 and 2007 was as follows (in millions).

	December 31,
	2008	2007

Net income	$26.5	$96.4
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax (benefit) expense of $(0.6) million and $0.2 million	(0.9)	0.3

Comprehensive income	$25.6	$96.7

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141(R)”). This Statement will apply to all transactions in which an entity obtains control of one or more other businesses. In general, SFAS 141(R) requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date as the fair value measurement point; and modifies the disclosure requirements. This Statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. Delek has adopted SFAS 141(R) effective January 1, 2009 and will assess the impact of FAS 141(R) in the event it enters into a business combination for which the expected acquisition date is subsequent to adoption.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. The standard requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Delek has adopted SFAS 161 effective January 1, 2009. The additional disclosures required by SFAS 161 will not have an effect on our financial position or results of operations.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Explosion and Fire at the Tyler, Texas Refinery

On November 20, 2008, an explosion and fire occurred at our 60,000 bpd refinery in Tyler, Texas. Several individuals were injured and two of our employees died. There are several parallel investigations underway to determine the cause of the event, including our own investigation and investigations by the U.S. Department of Labor’s Occupational Safety & Health Administration (“OSHA”) and the U.S. Chemical Safety and Hazard Investigation Board (“CSB”). We believe these investigations will continue for the foreseeable future. We cannot assure you as to the outcome of these investigations, including possible civil penalties or other enforcement actions. The explosion and fire caused damage to both our saturates gas plant and naphtha hydrotreater and our operations at the refinery have been suspended since the explosion. We currently anticipate that the refinery will resume operations in May 2009.

Refining carries insurance coverage with $1.0 billion in combined limits to insure property damage and business interruption. We are subject to a $5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. At December 31, 2008, a receivable of $8.4 million was recorded relating to expected insurance proceeds covering certain losses incurred to limit commodity inventory exposure with the suspension of operations at the refinery.

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

$74.6

The Calfee acquisition was accounted for using the purchase method of accounting, as prescribed in SFAS 141, and the results of operations associated with the Calfee stores have been included in the accompanying consolidated statements of operations from the date of acquisition. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. Delek finalized the valuation work associated with certain intangibles and the associated purchase price allocation during the year ended December 31, 2008. The goodwill associated with this acquisition was impaired, in accordance with our annual assessment of goodwill performed in the fourth quarter of 2008 and therefore, a charge of $11.2 million was recorded in the accompanying consolidated statements of operations during the year ended December 31, 2008.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

liabilities based on their estimated fair values. Delek has completed its allocation of the purchase price for the Pride acquisition. During the year ended December 31, 2007, the final allocation of the purchase price for the Pride acquisition resulted in a net decrease to goodwill of $0.1 million.

5.	Dispositions and Assets Held for Sale

Virginia Stores

In December 2008, the retail segment’s Virginia division met the requirements as enumerated in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), that require the separate reporting of assets held for sale. Management committed to plan to sell the retail segment’s Virginia stores and proceeded with efforts to locate buyers, however until we obtained the necessary amendments to our credit agreements, we were encumbered from that action. At the time the credit agreement limitations were lifted, in December 2008, we had contracts to sell 24 of the 36 Virginia properties. As of December 31, 2008, we closed on 12 of the properties and we expect to close on the majority of the remaining pending contracts in the first quarter. We continue our efforts to sell the remaining properties. We received proceeds from these sales, net of expenses, of $9.8 million in 2008, recognizing a gain on the sales of $0.4 million. In addition to the real properties sold, we sold $1.0 million in inventory, at cost, to the buyers.

The carrying amounts of the Virginia store assets sold during the year ended December 31, 2008 are as follows (in millions):

Inventory	$1.0
Property, plant & equipment, net of accumulated depreciation of $3.3 million	9.4

$10.4

The carrying amounts of the major classes of assets and liabilities included in assets held for sale and liabilities associated with assets held for sale as of December 31, 2008, with the similar assets and liabilities reclassified for conforming presentation as of December 31, 2007, are as follows (in millions):

	December 31,
	2008	2007

Assets held for sale:
Inventory	$2.4	$5.9
Property, plant & equipment, net of accumulated depreciation of $6.8 million and $8.6 million as of December 31, 2008 and 2007, respectively	15.3	25.5
Goodwill	2.9	2.9
Other intangibles	0.3	0.4

Assets held for sale	$20.9	$34.7

Liabilities associated with assets held for sale:
Accrued expenses and other current liabilities	$(0.2)	$(0.4)

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Once the Virginia stores were identified as assets held for sale, the operations associated with these properties qualified for reporting as discontinued operations under SFAS 144. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in Delek’s Consolidated Statement of Operations and the Notes to the consolidated financial statements have been adjusted to exclude the discontinued operations. The amounts eliminated from continuing operations did not include allocations of corporate expenses included in the selling, general and administrative expenses caption in the Consolidated Statement of Operations, nor the income tax benefits from such expenses. Components of amounts reflected in income from discontinued operations for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions):

	December 31,
	2008	2007	2006

Net sales	$216.4	$196.2	$200.1
Operating costs and expenses	(210.9)	(194.5)	(196.0)
Gain on sale of assets held for sale	0.4	—	—

Income from discontinued operations before taxes	5.9	1.7	4.1
Income tax expense	2.4	0.7	1.6

Income from discontinued operations, net of income taxes	$3.5	$1.0	$2.5

6.	Inventory

Carrying value of inventories consisted of the following (in millions):

	December 31,
	2008	2007

Refinery raw materials and supplies	$20.1	$20.7
Refinery work in process	13.5	19.1
Refinery finished goods	4.1	28.3
Retail fuel	9.8	22.3
Retail merchandise	27.8	30.7
Marketing refined products	4.9	3.6

Total inventories	$80.2	$124.7

As of December 31, 2008, market values had fallen below most of our LIFO inventory layer values and, as a result, we recognized a pre-tax loss of approximately $10.9 million relating to the reflection of market value at a level below cost. Such losses are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. At December 31, 2008 and 2007, the excess of replacement cost (“FIFO”) over the carrying value (“LIFO”) of refinery inventories was a nominal amount and $47.6 million, respectively. There were reductions of $0.6 million and $11.4 million to costs of goods sold during 2008 and 2007, respectively, as a result of the liquidation of LIFO inventories.

One retail merchandise vendor accounted for approximately 56%, 54%, and 57%, of total retail merchandise purchases during the years ended December 31, 2008, 2007, and 2006, respectively. Additionally, one retail fuel vendor accounted for approximately 29%, 33% and 40% of total retail fuel purchases during the years ended December 31, 2008, 2007, and 2006, respectively. In 2008, three crude oil vendors accounted for approximately 83% of total crude oil purchased during 2008. In 2007, 12 crude oil vendors accounted for approximately 96% of total crude oil purchased during 2007 and in 2006, seven vendors accounted for 97% of total crude oil purchased. In our marketing segment, two vendors supplied all of the petroleum products in 2008. In 2007, one of these vendors was the sole supplier of petroleum products during 2007. This same vendor accounted for 96% of petroleum

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

products purchased during the period from acquisition through December 31, 2006. Delek believes that sources of inventory are available from suppliers other than from its current vendors; however, the cost structure of such purchases may be different.

7.	Minority Investment

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

Lion Oil, a privately held Arkansas corporation, owns and operates a 75,000 barrel per day, crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s 180 convenience stores in the Memphis and Nashville markets. These product purchases are made at market value and totaled $11.7 million and $24.8 million in 2008 and 2007, respectively. The refining segment also made sales of $1.9 million of intermediate products to the Lion Oil refinery during both 2008 and 2007.

At the time of acquisition, Delek acknowledged that our ownership percentage set a presumption of the use of the equity method of accounting as established in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. As a result, Delek has reported its investment using the equity method since acquisition. However, based upon our interactions with Lion Oil since acquisition, the guidance provided in FASB Interpretation No. 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock, leads us to the conclusion that the initial presumption has been rebutted. Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting. Delek carried its investment in Lion Oil at $131.6 million as of December 31, 2008.

8.	Property, Plant and Equipment

Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2008	2007

Land	$82.5	$83.4
Building and building improvements	183.3	179.4
Refinery machinery, marketing equipment and pipelines	236.6	134.1
Retail, including petroleum, store equipment and other site improvements	111.0	102.6
Refinery turnaround costs	10.0	10.7
Other equipment	19.5	18.2
Construction in progress	66.0	81.8

	708.9	610.2
Less: accumulated depreciation	(127.2)	(89.6)

	$581.7	$520.6

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $39.7 million, $30.3 million and $20.9 million, respectively.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Goodwill acquired in a purchase business combination is recorded at fair value and is not amortized. Delek’s goodwill relates to its retail and marketing segments only. Changes in the carrying amounts of goodwill for the years ended December 31, 2008 and 2007 occurred because of acquisitions (discussed in Note 4). Additionally, Delek recognized impairment to certain goodwill carried in the retail segment in 2008.

Delek performs an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2008, 2007 and 2006. In performing these reviews we determined reporting units at a level below segment for our retail segment and for our marketing segment our review was done at the segment level. We estimate the fair values of the reporting units using a multiple of expected future cash flows such as those used by third party analysts. In our retail segment, where certain of our reporting units did not have significant fair value in excess of carrying value using this method, we also performed a discounted cash flows test to further test for value. We used our internal weighted average cost of capital, minimal growth rates for both revenue and gross profit, and estimated capital expenditures based on historical practice. This review resulted in the need to determine the impairment of goodwill in one of the reporting units of the retail segment. We estimated the fair value of the assets and liabilities attributable to that reporting unit, including appraisals of certain of our assets, and this work resulted in an impairment of goodwill, and therefore, a charge of $11.2 million was recorded in the accompanying consolidated statements of operations during the year ended December 31, 2008. In both 2007 and 2006, the annual impairment review resulted in the determination that no impairment of goodwill had occurred.

A summary of our goodwill accounts in our retail and marketing segments are as follows (in millions):

	Retail	Marketing	Total

Balance, December 31, 2006	$70.2	$7.6	$77.8
Acquisitions and adjustments	8.4	(0.1)	8.3

Balance, December 31, 2007	$78.6	$7.5	$86.1
Acquisitions and adjustments	2.6	—	2.6
Goodwill impairment	(11.2)	—	(11.2)

Balance, December 31, 2008	$70.0	$7.5	$77.5

During the fourth quarter of 2008, based principally upon a decline in our market capitalization to an amount below our net book asset value, we extended the work associated with our annual impairment test and completed this additional work in the first quarter of 2009. During this period, our market capitalization increased, recovering some of the decline in value previously experienced. Our additional evaluations did not result in impairment charges related to goodwill or other intangible assets as of December 31, 2008.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Other Intangible Assets

Supply Contracts

In connection with the Pride acquisition discussed in Note 4, Delek obtained rights associated with certain refined products supply contracts with a major pipeline, which define both pricing and volumes that we are allowed to draw on a monthly basis. We are amortizing approximately $1.0 million per year of the estimated acquisition date fair value of these contracts over their terms. Supply contracts as of December 31, 2008 and 2007 consist of the following (in millions):

	December 31,
	2008	2007

Supply contracts	$12.2	$12.2
Accumulated amortization	(2.5)	(1.5)

	$9.7	$10.7

Trademarks

In connection with certain of the retail segment acquisitions, Delek obtained the rights associated with certain brand names. We are amortizing these intangibles over the four year period we expect to continue to use these brands. Trademarks as of December 31, 2008 and 2007 consisted of the following (in millions):

	December 31
	2008	2007

Trademarks	$0.7	$0.7
Accumulated amortization	(0.4)	(0.2)

	$0.3	$0.5

Amortization expense on trademarks was approximately $0.2 million for each of the years ended December 31, 2008 and 2007. There was no trademark amortization expense for the year ended December 31, 2006.

11.	Long-Term Obligations and Short-Term Notes Payable

Outstanding third party borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	December 31
	2008	2007

Senior secured credit facility — term loan	$121.2	$145.6
Senior secured credit facility — revolver	15.8	49.0
Fifth Third — revolver	18.8	34.3
Reliant Bank — revolver	6.5	—
Lehman note	27.7	65.0
Promissory notes	95.0	60.0
Capital lease obligations	1.0	1.3

	286.0	355.2
Less: current portion of long-term debt, notes payable and capital lease obligations	83.9	10.8

	$202.1	$344.4

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Senior Secured Credit Facility

The senior secured credit facility consists of a $120.0 million revolving credit facility and $165.0 million term loan facility which as of December 31, 2008, had $15.8 million outstanding under the revolver and $121.2 million outstanding under the term loan. As of December 31, 2008, Lehman Commercial Paper Inc. (LCPI) was the administrative agent and a lender under the facility. As of the same date, Express had been informed by LCPI that it would not be funding its pro rata lender participation of future borrowings under the revolving credit facility. Since the communication of its intention through the date of this filing, LCPI has not participated in any borrowings by Express under the revolving credit facility. LCPI’s commitment amount under the revolving credit facility is $12 million. However, the unavailability of LCPI’s pro rata lender participation in the revolving credit facility has not had and is not expected to have a material impact on Express’s liquidity or its operations.

Borrowings under the senior secured credit facility are secured by substantially all the assets of MAPCO Express, Inc. and its subsidiaries. Letters of credit outstanding under the facility totaled $11.7 million as of December 31, 2008. The senior secured credit facility term loan requires quarterly principal payments of approximately 0.25% of the principal balance through March 31, 2011 and a balloon payment of the remaining principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $9.5 million in March 2008 and expect to make another payment of $9.8 million in March 2009. In June 2008, Express sold real property operated by a third party for $3.9 million. In September 2008, Express sold its leasehold interest in a location it operated for $4.5 million. The proceeds of the June sale, net of expenses, were used to pay down the term loan, while the net proceeds of the September sale were retained, pursuant to the terms of the facility, for asset reinvestment purposes. In December 2008, consistent with the terms of the December 3, 2008 amendment discussed below, Express disposed of 14 real property assets. The application of the proceeds from these asset sales, net of any amounts set aside pursuant to the terms of the facility for reinvestment purposes, resulted in the prepayment of the term loan facility in the amount of $9.8 million. The senior secured credit facility revolver is payable in full upon maturity on April 28, 2010. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” rate. At December 31, 2008, the weighted average borrowing rate was approximately 3.0% for the senior secured credit facility term loan and 4.0% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment under the senior secured credit facility revolver. Amounts available under the senior secured revolver as of December 31, 2008 were approximately $80.4 million excluding the commitment of LCPI as a lender under this facility.

On December 3, 2008, the credit facility was amended to allow for the disposition of specific Express real and personal property assets in certain of its geographic operating regions. The amendment also allows for additional asset sales of up to $35.0 million per calendar year subject to such sales meeting certain financial criteria. Additionally, the amendment appoints Fifth Third Bank, N.A. as the successor administrative agent subject to the resignation or removal of LCPI.

We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We were in compliance with all covenant requirements as of December 31, 2008.

SunTrust ABL Revolver

On October 13, 2006, we amended and restated our existing asset based revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $250 to $300 million, including a $300 million sub-limit for letters of credit, and extended the maturity of the facility by one year to April 28, 2010. The revolving credit agreement bears interest based on predetermined pricing grids that allow us to choose between a “Base Rate” or “Eurodollar” rate. Availability under the SunTrust ABL revolver is determined by a borrowing

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

base calculation defined in the credit agreement and is supported primarily by cash, certain accounts receivable and inventory.

The SunTrust ABL revolver primarily supports our issuances of letters of credit used in connection with the purchases of crude oil for use in our refinery. Such letter of credit usage and any borrowings under the facility may at no time exceed the aggregate borrowing capacity available under the SunTrust ABL revolver. As of December 31, 2008, we had no outstanding borrowings under the agreement but had letters of credit outstanding totaling approximately $5.3 million. Borrowing capacity under the SunTrust ABL revolver, net of an availability block requirement, as of December 31, 2008 was $33.4 million.

The SunTrust ABL revolver contains certain customary non-financial covenants, including a negative covenant that prohibits us from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against the property, plant and equipment of the refinery, subject to customary exceptions for certain permitted liens.

Effective December 15, 2008 and in light of the temporary suspension of our refining operations, the SunTrust ABL revolver was amended to eliminate any need to maintain minimum levels of borrowing base availability during all times that there are zero utilizations of credit (i.e., loans or letters of credit outstanding) under the facility. During times that there are outstanding utilizations of credit under the facility, in the event that our availability (net of a $15.0 million availability block requirement) under the borrowing base is less than $30.0 million or less than $15.0 million on any given measurement date we become subject to certain reporting obligations and certain covenants, respectively. We were in compliance with all covenant requirements as of December 31, 2008.

Fifth Third Revolver

In conjunction with the acquisition of the Pride assets discussed in Note 4, on July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this revolver were used to fund the working capital needs of the newly formed subsidiary, Delek Marketing & Supply, LP. The Fifth Third revolver initially matured on July 30, 2007, but on July 27, 2007 the maturity was extended until January 31, 2008. On December 19, 2007, we amended and restated our existing revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $50.0 to $75.0 million, including a $25.0 million sub-limit for letters of credit, and extended the maturity of the facility to December 19, 2012. On October 17, 2008, the agreement was further amended to permit the payment of a one-time distribution of $20.0 million from the borrower to Delek US Holdings, Inc., increase the size of the sub-limit for letters of credit to $35.0 million and reduce the leverage ratio financial covenant limit.

The revolver bears interest based on predetermined pricing grids that allow us to choose between “Base Rate” or “Eurodollar” rate loans. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply LP. As of December 31, 2008, we had $18.8 million outstanding borrowings under the facility at a weighted average borrowing rate of 2.6%. We also had letters of credit outstanding under the facility of $11.5 million as of December 31, 2008. Amounts available under the Fifth Third revolver as of December 31, 2008 were approximately $44.7 million. We are required to comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of December 31, 2008.

Lehman Credit Agreement

On March 30, 2007, Delek entered into a credit agreement with Lehman Commercial Paper Inc. (LCPI) as administrative agent. As of December 31, 2008, LCPI remains the administrative agent under this facility. The credit agreement provides for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the assets of Calfee Company of Dalton, Inc. and affiliates, and to pay related costs and expenses in April 2007. In December 2008, a related party to the borrower, Finance, purchased a participating stake in the loan outstanding as permitted under the terms of the agreement. At a consolidated level, this resulted in a gain

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

of $1.6 million on the extinguishment of debt. As of December 31, 2008, the amount outstanding to unrelated parties under the agreement is $27.7 million. The loans become due on March 30, 2009 and bear interest based on predetermined pricing grids which allow us to choose between a Base Rate or Eurodollar rate. As of December 31, 2008, the weighted average borrowing rate was 5.4%. This agreement was amended in June 2008 to redefine certain financial covenants required under the agreement. In December 2008, the agreement was amended further to provide Delek greater financing and operating flexibility under certain non-financial covenants in the facility. We are required to comply with certain financial and non-financial covenants under this credit agreement. We were in compliance with all covenant requirements as of December 31, 2008.

Promissory Notes

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (IDB Note). The proceeds of this note were used to repay the existing promissory notes in favor of Israel Discount Bank and Bank Leumi USA. On December 30, 2008, the IDB Note was amended and restated. As amended and restated, the IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $1.25 million beginning on March 31, 2010, with a balloon payment of remaining principal amounts due at maturity. The IDB Note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. As of December 31, 2008 the weighted average borrowing rate for amounts borrowed under the IDB Note was 5.0%. We are required to comply with certain financial and non-financial covenants under IDB Note. We were in compliance with all covenant requirements as of December 31, 2008.

On December 30, 2008, Delek executed a second promissory note in favor of Israel Discount Bank of New York for $15.0 million. This note matures on December 31, 2009 and is reflected in notes payable on the accompanying consolidated statement of position. The note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. As of December 31, 2008 the weighted average borrowing rate for amounts borrowed under the note was 5.5%. We are required to comply with certain financial and non-financial covenants under the note. We were in compliance with all covenant requirements as of December 31, 2008.

On July 27, 2006, Delek executed a $30.0 million promissory note in favor of Bank Leumi USA. The proceeds of this note were used to fund a portion of the Pride Acquisition and its working capital needs. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a fixed spread over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days, as elected by the borrower. As of December 31, 2008, the weighted average borrowing rate for amounts borrowed under this note was 2.5%. We are not required to comply with any financial or non-financial covenants under this note.

On May 12, 2008, Delek executed a second promissory note in favor of Bank Leumi USA for $20.0 million. The proceeds of this note were used to reduce short term debt and for working capital needs. This note matures on May 11, 2011, and bears interest, payable for the applicable interest period, at a fixed spread over the LIBOR rate (Reserve Adjusted) for interest periods of 30 or 90 days, as elected by the borrower. As of December 31, 2008, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 4.3%. This note was amended in December 2008 to change the financial covenant calculation methodology and applicability. We are required to comply with certain financial and non-financial covenants under this credit agreement. We were in compliance with all covenant requirements as of December 31, 2008.

Reliant Bank Revolver

On March 28, 2008, we entered into a revolving credit agreement with Reliant Bank, a Tennessee bank, headquartered in Brentwood, Tennessee. The credit agreement provides for unsecured loans of up to $12.0 million and we had $6.5 million outstanding under this facility as of December 31, 2008. The facility matures on March 28, 2011 and bears interest at a fixed spread over the 30 day LIBOR rate. As of December 31, 2008, the weighted average borrowing rate was 4.4%. This agreement was amended in September 2008 to conform certain portions of the financial covenant definition to those contained in some of our other credit agreements. We are required to

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

comply with certain financial and non-financial covenants under this revolver. We were in compliance with all covenant requirements as of December 31, 2008.

Letters of Credit

As of December 31, 2008, Delek had in place letters of credit totaling approximately $32.1 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude oil for the refinery and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at December 31, 2008.

Annual Maturities of Debt Instruments

Principal maturities of Delek’s existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2008 (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total

Senior secured credit facility — term loan	$11.0	$1.2	$109.0	$—	$—	$—	$121.2
Senior secured credit facility — revolver	—	15.8	—	—	—	—	15.8
Fifth Third — revolver	—	—	—	18.8	—	—	18.8
Reliant Bank — revolver	—	—	6.5	—	—	—	6.5
Lehman note	27.7	—	—	—	—	—	27.7
Promissory notes	45.0	5.0	45.0	—	—	—	95.0
Capital lease obligations	0.2	0.1	—	0.1	0.1	0.5	1.0

Total	$83.9	$22.1	$160.5	$18.9	$0.1	$0.5	$286.0

Interest-Rate Derivative Instruments

Delek had interest rate cap agreements in place totaling $73.8 million and $98.8 million of notional principal amounts at December 31, 2008 and 2007, respectively. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of SFAS 133, as amended, the fair value of the derivatives is recorded in other non-current assets in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature on various dates ranging from March 2009 through July 2010. The estimated fair value of our interest rate derivatives at December 31, 2008 was nominal and as of December 31, 2007 was $1.0 million.

In accordance with SFAS 133, as amended, we recorded non-cash expense representing the change in estimated fair value of the interest rate cap agreements of $1.0 million, $2.4 million and $42.0 thousand, respectively, for the years ended December 31, 2008, 2007 and 2006.

While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of SFAS No. 133 in the past, we may choose to elect that treatment in future transactions.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Stock-Based Compensation

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

Upon completion of Delek’s initial public offering of common stock on May 6, 2006, Mr. Yemin was immediately vested in 787,797 of these shares. In the remainder of 2006, Mr. Yemin vested in an additional 262,599 shares and in the year ended December 31, 2007 and 2008, he vested in an additional 393,900 and 394,688 shares, respectively. Mr. Yemin made two cashless exercises and immediate sales of shares. In December 2006, he sold 250,000 shares and in August 2007, he sold 400,000 shares. As of December 31, 2008, Mr. Yemin had the right to purchase 1,188,984 vested shares.

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

	2008 Grants	2008 Grants	2007 Grants	2007 Grants
	(Graded Vesting)	(Cliff Vesting)	(Graded Vesting)	(Cliff Vesting)
	3-5 Years	4 Years	3-5 Years	4 Years

Expected Volatility	33.80%-38.95%	33.56%-38.19%	31.12%-33.12%	31.20%-32.98%
Dividend Yield	1.00%	1.00%	1.00%	1.00%
Expected Term	7.0 years	6.0-6.5 years	6.0 years	7.0 years
Risk Free Rate	0.11%-3.99%	0.11%-3.99%	3.05%-4.15%	3.05%-4.15%
Fair Value	$2.48	$2.01	$7.83	$6.22

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

			May 2004
	2006 Grants	2006 Grants	Grant
	(Graded Vesting)	(Cliff Vesting)	(5-Year
	3-5 Years	4 Years	Graded Vesting)

Expected Volatility	31.44%-31.96%	31.46%-31.91%	31.60%
Dividend Yield	1.00%	1.00%	—
Expected Term	6.0-6.5 years	7.0 years	4.5 years
Risk Free Rate	4.74%-5.02%	4.50%-5.03%	3.85%
Fair Value	$5.91	$4.87	$0.67

Stock Option Activity

The following table summarizes the stock option activity for Delek for the years ended December 31, 2008, 2007 and 2006:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(Years)	(In millions)

January 1, 2006	1,969,493	$2.03
Granted	1,899,700	$17.49
Exercised	(250,000)	$2.03
Forfeited	(246,748)	$17.27

Options outstanding, December 31, 2006	3,372,445	$9.62
Granted	503,668	$23.94
Exercised	(592,909)	$6.60
Forfeited	(205,626)	$18.82

Options outstanding, December 31, 2007	3,077,578	$11.93
Granted	357,300	$17.64
Forfeited	(302,162)	$19.43

Options outstanding, December 31, 2008	3,132,716	$11.86	5.2	$10.6

Vested options exercisable, December 31, 2008	1,188,984	$2.03	0.3	$9.6

The aggregate intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of the options exercised during the year ended December 31, 2007 and 2006 was $9.0 million and $3.8 million, respectively. Cash received from option exercises during the year ended December 31, 2007 and 2006 was $3.9 million and $0.5 million, respectively, and the actual tax benefit realized for tax deductions from option exercises totaled $3.8 million and $1.5 million, respectively. There were no options exercised during the year ended December 31, 2008. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is determined based on the closing price of Delek’s common stock on grant date. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2008 was $11.28.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the RSU activity for Delek for the years ended December 31, 2008, 2007 and 2006:

		Weighted-
	Number of	Average
	RSUs	Grant Price

RSUs outstanding, January 1, 2006	—	$—
Granted	77,500	$15.54
Vested	—	$—
Forfeited	(2,500)	$15.15

Non-vested RSUs, December 31, 2006	75,000	$15.56
Granted	4,500	$23.50
Vested	(17,125)	$15.59

Non-vested RSUs, December 31, 2007	62,375	$16.12
Granted	4,500	$11.28
Vested	(15,500)	$15.76
Forfeitures	(2,500)	$15.15

Non-vested RSUs, December 31, 2008	48,875	$16.12

Compensation Expense Related to Equity-based Awards

Compensation expense for the equity-based awards amounted to $3.7 million (2.4 million, net of taxes), $3.3 million ($2.4 million, net of taxes) and $2.4 million ($1.6 million, net of taxes) for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. We also recognized a total income tax benefit for share-based compensation arrangements of $3.8 million and $1.5 million for the years ended December 31, 2007 and 2006, respectively. There was a nominal income tax benefit for share-based arrangements for the year ended December 31, 2008.

As of December 31, 2008, there was $4.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.0 years.

13.	Segment Data

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. This segment also provides marketing services to the Tyler refinery.

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of December 31, 2008, we had 458 stores in total consisting of, 263 located in Tennessee, 94 in Alabama, 81 in Georgia, and 13 in Arkansas. The remaining 7 stores are located in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names MAPCO Express®, MAPCO Mart®, Discount Food Marttm, Fast Food and Fueltm and Favorite Markets® brands. Additionally, we operated 24 retail fuel and convenience stores in Virginia under the East Coast® brand, which were classified as held for sale as of December 31, 2008. The operating results for these stores, in all periods presented herein, have been included in discontinued operations. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.

In conjunction with the Pride acquisition and the formation of our marketing segment, our refining business entered into a services agreement with our marketing segment on October 1, 2006, which among other things, required it to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $13.8 million, $14.7 million and $3.4 million in the years ended December 31, 2008, 2007 and 2006, respectively. We had $0.2 million of fuel sales from our refining segment to our retail segment in the year ended December 31, 2006. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and for the Year Ended December 31, 2008
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$2,105.6	$1,777.2	$731.7	$0.7	$4,615.2
Intercompany marketing fees and sales	(13.8)	—	13.8	—	—
Cost of goods sold	1,921.3	1,575.3	721.2	(7.8)	4,210.0
Operating expenses	96.9	135.9	1.0	—	233.8

Segment contribution margin	$73.6	$66.0	$23.3	$8.5	171.4

General and administrative expenses					56.8
Depreciation and amortization					40.9
Gain on sale of assets					(6.8)

Operating income					$80.5

Total assets	$348.4	$464.8	$55.3	$148.7	$1,017.2

Capital spending (excluding business combinations)	$82.9	$18.3	$0.9	$—	$102.1

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	As of and for the Year Ended December 31, 2007
				Corporate,
				Other and
	Refining(2)	Retail(1)	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$1,709.0	$1,579.6	$611.9	$0.4	$3,900.9
Intercompany marketing fees and sales	(14.7)	—	14.7	—	—
Cost of goods sold	1,460.2	1,396.4	596.9	—	3,453.5
Operating expenses	82.2	123.4	1.0	0.5	207.1

Segment contribution margin	$151.9	$59.8	$28.7	$(0.1)	240.3

General and administrative expenses					54.0
Depreciation and amortization					31.6
Gain on forward contract activities					(0.1)

Operating income					$154.8

Total assets	$380.9	$517.9	$93.5	$252.0	$1,244.3

Capital spending (excluding business combinations)	$61.6	$23.0	$0.3	$2.0	$86.9

	As of and for the Year Ended December 31, 2006
				Corporate,
				Other and
	Refining(2)	Retail(1)	Marketing(3)	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$1,601.8	$1,195.5	$218.2	$0.5	$3,016.0
Intercompany marketing fees and sales	(3.2)	(0.2)	3.4	—	—
Cost of goods sold	1,373.5	1,054.2	216.0	—	2,643.7
Operating expenses	71.9	89.7	0.3	0.5	162.4

Segment contribution margin	$153.2	$51.4	$5.3	$—	209.9

General and administrative expenses					37.4
Depreciation and amortization					21.4

Operating income					$151.1

Total assets	$332.4	$428.4	$92.4	$96.2	$949.4

Capital spending (excluding business combinations)	$74.9	$21.4	$0.2	$—	$96.5

(1)	Retail operating results for 2007 and 2006 have been restated to reflect the reclassification of Virginia stores to discontinued operations.

(2)	Refinery segment operating results reflect certain reclassifications made to conform prior year balances to current year financial statement presentation. Sales of intermediate feedstock have been reclassified to sales which had previously been presented on a net basis in cost of goods sold. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation.

(3)	Effective August 1, 2006, we initiated our marketing operations in conjunction with the Pride acquisition.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Fair Value Measurements

Effective January 1, 2008, Delek adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We elected to implement this statement with the one-year deferral permitted by FASB Staff Position (“FSP”) No. 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually.) The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We are still evaluating the potential impact to our consolidated financial statements from implementation of the standard for these assets and liabilities.

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

We value our exchange-cleared derivatives using unadjusted closing prices provided by the exchange as of the balance sheet date, and these are classified as Level 1 in the fair value hierarchy. Over the Counter (“OTC”) commodity swaps, and physical commodity purchase and sale contracts are generally valued using quotations provided by brokers based on exchange pricing and/or price index developers such as PLATTS or ARGUS. These are classified as Level 2. We currently do not carry any longer-term contracts or less liquid contracts, as all of our derivatives are supported by actively traded futures markets.

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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2008, was (in millions):

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$—	$153.5	$—	$153.5
Auction rate investment	—	—	5.6	5.6

Total assets	—	153.5	5.6	159.1
Liabilities
Commodity derivatives	—	(126.6)	—	(126.6)

Net assets (liabilities)	$—	$26.9	$5.6	$32.5

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by SFAS 157. Derivative assets and liabilities with the same counterparty are not netted, where the legal right of offset exists. This differs from the presentation in the financial statements which reflects the company’s policy under the guidance of FSP 39-1, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of December 31, 2008, $26.9 million of net derivative positions are included in other current assets, and as of December 31, 2007, $0.6 million is included in other current assets and $0.2 million is included in other current liabilities on the accompanying consolidated balance sheets. As of December 31, 2008, $1.9 million of cash collateral is held by counterparty brokerage firms. These amounts have been netted against the net derivative positions with each counterparty.

Delek holds $5.6 million of Auction Rate Securities (“ARS”) which have a maturity date of May 2027 and which typically have 90 day interest rate resets. Beginning in February 2008, the auction mechanism that normally provided liquidity for this ARS investment began to fail. The four auctions in 2008 for our investments were not fully subscribed. These securities are fully collateralized by floating rate non-cumulative preferred stock (series 5) of Merrill Lynch and Co., Inc. (“Merrill Lynch Preferred Shares”). The securities have continued to pay interest in accordance with the contractual terms of the instruments.

As of December 31, 2008, the ARS market remained illiquid; therefore, observable market information for the securities backed by the Merrill Lynch Preferred Shares was not available to determine the fair value of Delek’s ARS investments. We estimated the fair value relying on Level 3 inputs including those based on assessments of counterparty credit quality, default risk underlying the securities and market interest rates. The valuation of these investments is subject to uncertainties that are difficult to predict. The ongoing strength and quality of many of the factors which we used to assess fair value as of December 31, 2008, will continue to impact the value in the future. Because of the nature of the market value inputs, Delek reclassified its auction rate securities from Level 2 to Level 3 in the third quarter of 2008.

The following table presents the changes to Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2008 (in millions):

	Beginning	Net Transfers	Ending
	Balance	in to Level 3	Balance

Auction rate investment	$—	$5.6	$5.6

15.	Derivative Instruments

Gain/Loss Recognition

Delek uses swaps, options, futures, forwards and other derivative instruments for risk management purposes. A discussion of the accounting for each type of derivative follows.

Swaps

In December 2007, in conjunction with providing E-10 products in our retail markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade which fixed the purchase price of ethanol for a predetermined number of gallons at future dates from April 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the NYMEX which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from April 2008 through December 2009. Delek recorded unrealized gains of $3.7 million and $0.5 million, respectively, during the years ended December 31, 2008 and 2007, respectively, and realized gains of $1.2 million during the year ended December 31, 2008, which were included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations.

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

In accordance with SFAS 133, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the year ended December 31, 2008, we recognized unrealized gains of $10.7 million, which are included as an adjustment to cost of goods sold in the consolidated statement of operations as a result of the discontinuation of these cash flow hedges. For the year ended December 31, 2008, Delek recorded unrealized losses as a component of other comprehensive income of $0.9 million ($0.6 million, net of deferred taxes) related to the change in the fair value of the swaps prior to de-designation. The fair value of these contracts will been recognized in income beginning in May 2009, at the time the positions are closed and the hedged transactions are recognized in income. We also recognized a gain of $0.5 million relating to the ineffective portion of these hedges as of November 20, 2008. As of December 31, 2008, Delek had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $0.6 million associated with its cash flow hedges.

Forward Fuel Contracts

From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains of $5.7 million and $0.5 million, respectively, during the years ended December 31, 2008 and 2007, which are included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. In 2006, Delek had no forward contracts with financial institutions.

Options

In the first quarter of 2008, Delek entered into a put option with a major financial institution that fixes the sales price of crude oil for a predetermined number of units, which settled in December 2008. Delek recorded a realized gain of $2.8 million during the year ended December 31, 2008, which is included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. There were no option contracts outstanding during the years ended December 31, 2007 or 2006.

Futures Contracts

In the first quarter of 2008, Delek entered into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains of $14.3 million during the year ended December 31, 2008, which are included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. There were no futures contracts outstanding during the years ended December 31, 2007 or 2006.

From time to time, Delek also enters into futures contracts with fuel supply vendors that secure supply of product to be purchased for use in the normal course of business at our refining and retail segments. These contracts are priced based on an index that is clearly and closely related to the product being purchased, contain no net settlement provisions and typically qualify under the normal purchase exemption from derivative accounting treatment under SFAS 133.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In November 2008, management made the decision to exit certain contracts with one of our fuel supply vendors for period from January 2010 through December 2010, even though no net settlement provisions existed under the contracts. The decision to exit these contracts was based largely on the uncertainty and increasing volatility of the ethanol markets. This decision and subsequent cancelation of these contracts resulted in a realized gain of $5.3 million for the year ended December 31, 2008.

Due to the suspension of operations at the refinery in November 2008, Delek will be unable to take delivery under the refining contracts covering the period of the refinery shutdown and expects to settle these contracts net with the vendors, even though no net settlement provisions exist. Therefore, Delek discontinued the normal purchase exemption under SFAS 133 for the refining contracts covering the periods from January 2009 through April 2009 and recognized a gain of $5.4 million in relation to the market value of these contracts for the year ended December 31, 2008.

Interest Rate Instruments

From time to time, Delek enters into interest rate swap and cap agreements that are intended to economically hedge floating rate debt related to our current borrowings. These interest rate derivative instruments are discussed in conjunction with our long term debt in Note 11.

16.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Delek’s deferred tax assets and liabilities, reported separately in the accompanying consolidated financial statements, as of December 31, 2008 and 2007 are as follows (in millions):

	December 31
	2008	2007

Current Deferred Taxes:
Self-insurance accruals	$2.4	$1.6
Other accrued reserves	0.8	0.4

Total current deferred tax assets	3.2	2.0

Non-current Deferred Taxes:
Depreciation and amortization	(75.0)	(68.8)
Net operating loss carryforwards	2.4	2.3
Straight-line lease expense	1.6	1.6
FAS 123R stock compensation	2.9	1.7
FAS 133 derivatives	(8.6)	1.1
Minority investment	3.4	0.0
ARO liability	1.1	0.9
Deferred revenues	0.6	1.1
Environmental reserves	0.9	1.0
Other	1.4	0.0
Valuation allowance	(1.8)	(1.2)

Total non-current deferred tax liabilities	(71.1)	(60.3)

	$(67.9)	$(58.3)

The total current deferred tax assets and liabilities are $3.3 million and $(0.1) million, respectively, as of December 31, 2008 and $2.1 million and $(0.1) million, respectively, as of December 31, 2007. The total non-

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

current deferred tax assets and liabilities are $14.4 million and $(83.7) million, respectively as of December 31, 2008 and $10.1 and $(69.2) million, respectively as of December 31, 2007.

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income before income taxes and cumulative effect of change in accounting policy is attributable to the following (in millions):

	Year Ended December 31,
	2008	2007	2006

Provision for federal income taxes at statutory rate	$14.2	$45.6	$46.5
State income taxes, net of federal tax provision	1.3	0.7	—
Credits	(0.3)	(12.7)	(4.3)
Goodwill impairment	2.8	—	—
Other items	(0.6)	1.3	0.2

Income tax expense	$17.4	$34.9	$42.4

Income tax expense is as follows (in millions):

	Year Ended December 31
	2008	2007	2006

Current	$6.3	$24.6	$19.6
Deferred	11.1	10.3	22.8

	$17.4	$34.9	$42.4

Deferred income tax expense above is reflective of the changes in deferred tax assets and liabilities during the current period. Included in this amount is $0.4 million of change in deferred tax assets and liabilities accounted for in accumulated other comprehensive income.

During the year ended December 31, 2008, Delek recorded an increase to the valuation allowance in the amount of $0.6 million related to certain state net operating loss carryforwards.

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

At December 31, 2008, Delek has utilized all of its federal net operating loss carryforwards. State net operating loss carryforwards at December 31, 2008, totaled $58.5 million of which $37.9 million is subject to valuation allowance. Delek has $1.0 million of state net operating losses that are set to expire between 2011 and 2012. Remaining net operating losses will begin expiring in 2017. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2007, Delek adopted FIN 48, which provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. FIN 48 requires the elimination of the income tax benefits associated with any income tax position where it is not “more likely than not” that the position would be sustained upon examination by the taxing authorities. The adoption of FIN 48 required an adjustment to retained earnings for the tax benefit of any uncertain tax position existing prior to January 1, 2007. Delek’s cumulative retained earnings adjustment was in the amount of $0.1 million for federal and state unrecognized tax benefits including penalties and interest, net of federal and state tax benefits. During the year ending December 31, 2008 an additional $1.1 million of unrecognized tax benefits were recorded.

Increases and decreases to the beginning balance of unrecognized tax benefits during the year ended December 31, 2008 were as follows:

	Federal	State
	Unrecognized	Unrecognized
	Benefit	Benefit	Total

Beginning of period unrecognized benefit	$0.1	$0.1	$0.2
Net increase from current period tax positions	4.4	—	4.4
Decreases related to settlements of tax positions	(3.3)	—	(3.3)

End of period unrecognized benefits	$1.2	$0.1	$1.3

The amount of the unrecognized benefit above that if recognized would change the effective tax rate is $0.2 million.

There was a net increase of $4.4 million to the liability for unrecognized tax benefits related to timing differences during the year ended December 31, 2008, which also resulted in the reduction of a corresponding deferred tax liability. This increase in the unrecognized tax benefits resulted from a tax law change enacted at the end of 2007 but which was retroactive for two prior year filings. There were no significant changes in the liability during the year ended December 31, 2007. During 2008, Delek amended its 2007 federal income tax return, which resulted in the settlement of $3.3 million of unrecognized tax benefits. Delek believes that an additional $1.2 million of unrecognized tax benefits will be settled either favorably or unfavorably within the next twelve months.

During 2008 the Company was notified that the Internal Revenue Service would commence an audit of the Company’s federal income tax returns for the years ended December 31, 2006 and December 31, 2005. The IRS audit is still ongoing as of December 31, 2008, but the Company believes that all of its Federal Unrecognized Benefits will be resolved either favorably or unfavorably during the next 12 months.

17.	Commitments and Contingencies

Litigation

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee related matters. In addition, OSHA is conducting an investigation concerning the explosion and fire that occured at the Tyler refinery on November 20, 2008. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

Self-insurance

Delek is self-insured for employee medical claims up to $0.1 million per employee per year or an aggregate cost exposure of approximately $5.5 million per year.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Based upon environmental evaluations performed internally and by third parties subsequent to our purchase of the Tyler refinery, we have recorded a liability of approximately $7.7 million as of December 31, 2008 relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature which were assumed in connection with the refinery acquisition. This liability includes estimated costs for on-going investigation and remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $2.5 million of the liability is expected to be expended over the next 12 months with the remaining balance of $5.2 million expendable by 2022.

In late 2004, the prior refinery owner began discussions with the EPA Region 6 and the United States Department of Justice (“DOJ”) regarding certain air quality requirements at the refinery. The prior refinery owner expected to settle the matter with EPA and the DOJ by the end of 2005, however, EPA did not present a consent decree and no discussions occurred in 2006. Nonetheless, Delek completed certain capital projects at the refinery that EPA indicated would likely be addressed in a consent decree. These projects include a new electrical substation to increase operational reliability and additional sulfur removal capacity to address upsets at the refinery.

In June 2007, EPA Region 6 and DOJ resumed negotiations and presented the former owner and Delek with the initial draft of the consent decree in August 2007. The companies provided comments at that time and received a revised draft consent decree in April 2008. The revised draft consent decree addresses capital projects that have either been completed or will not have a material adverse effect upon our future financial results. In addition, the proposed consent decree requires certain on-going operational changes that will increase future operating expenses at the refinery. At this point in time, we believe any such costs will not have a material adverse effect upon our business, financial condition or operations. We have been advised by the EPA and the DOJ that it plans to simultaneously file a complaint and lodge a consent decree by March 31, 2009 in the United States District Court for the Eastern District of Texas naming Refining as defendant.

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

Contemporaneous with the refinery purchase, Delek became a party to a Waiver and Compliance Plan with the EPA that extended the implementation deadline for low sulfur gasoline from January 1, 2006 to May 2008, based on the capital investment option we chose. In return for the extension, we agreed to produce 95% of the diesel fuel at

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

the refinery with a sulfur content of 15 ppm or less by June 1, 2006 through the remainder of the term of the Waiver. During the first quarter of 2008, it became apparent to us that the construction of our gasoline hydrotreater would not be completed by the original deadline of May 31, 2008 due to the continuing shortage of skilled labor and ongoing delays in the receipt of equipment. We began discussions with EPA regarding this potential delay in completing the gasoline hydrotreater and agreed to an extension to certain provisions of the Waiver that allowed us to exceed the 80 ppm per-gallon sulfur maximum for up to two months past the original May 31, 2008, compliance date. Construction and commissioning of the gasoline hydrotreater was completed in June 2008 with all gasoline meeting low sulfur specifications by the end of June.

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

During 2007, the Department of Homeland Security (“DHS”) promulgated Chemical Facility Anti-Terrorism Standards (“CFATS”) to regulate the security of “high risk” chemical facilities. In compliance with this rule, we submitted certain required information concerning our Tyler refinery and Abilene and San Angelo terminals to the DHS. We do not believe the outcome of any requirements imposed by DHS will have a material effect on our business.

In June 2007, OSHA announced it was implementing a National Emphasis Program addressing workplace hazards at petroleum refineries. Under this program, OSHA expects to conduct inspections of process safety management programs over the next two years at approximately 80 refineries nationwide. On February 19, 2008, OSHA commenced an inspection at our Tyler, Texas refinery. In August, OSHA concluded its inspection and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the citations and do not believe that the outcome will have a material effect on our business.

On November 20, 2008, OSHA and the CSB initiated separate investigations into the fire and explosion that occurred on that date at our Tyler, Texas Refinery. Those investigations are on-going.

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

Letters of Credit

As of December 31, 2008, Delek had in place letters of credit totaling approximately $32.1 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude oil for the refinery and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at December 31, 2008.

Operating Leases

Delek leases land, buildings, equipment and corporate office space under agreements expiring at various dates through 2032 after considering available renewal options. Many of these leases contain renewal options and require Delek to pay executory costs (such as property taxes, maintenance, and insurance). Lease expense for all operating leases for the years ended December 31, 2008, 2007 and 2006 totaled $14.7 million, $13.3 million, and $10.8 million, respectively.

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2008 (in millions):

2009	$12.9
2010	11.1
2011	9.1
2012	6.5
2013	4.6
Thereafter	14.1

Total future minimum rentals	$58.3

18.	Employees

Workforce

A portion of our workforce in the refining segment is represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. As of December 31, 2008 and 2007, respectively, 149 operations and maintenance hourly employees, respectively, and 40 and 27 truck drivers, respectively, at the refinery were represented by the union and covered by collective bargaining agreements which run through March 31, 2009. None of our employees in our marketing or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

401(k) Plan

We sponsor a voluntary 401(k) Employee Retirement Savings Plan for eligible employees administered by Fidelity Management Trust Company. Employees must be at least 21 years of age and have 60 days of service to be eligible to participate in the plan. Employee contributions are matched on a fully-vested basis by us up to a maximum of 6% of eligible compensation. Eligibility for the company matching contribution begins on the first of

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

the month following one year of employment. For the years ended December 31, 2008, 2007 and 2006, the 401(k) expense recognized was $1.6 million, $1.5 million, and $1.3 million respectively.

19.	Related Party Transactions

At December 31, 2008, Delek Group Ltd. owned approximately 73.4% of our outstanding common stock. As a result, Delek Group Ltd. and its controlling shareholder, Mr. Sharon (“Tshuva”), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

In December 2008, Delek Finance, Inc., a wholly-owned subsidiary of Delek US Holdings, Inc., borrowed $15 million from Delek Petroleum, Ltd., an Israeli corporation controlled by our indirect majority stockholder, Delek Group, Ltd. The interest rate was LIBOR + 4% and the debt was fully repaid on December 31, 2008.

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

On January 12, 2006, we entered into a consulting agreement with Charles H. Green, the father of one of our named executive officers, Frederec Green. Under the terms of the agreement, Charles Green provides assistance and guidance, primarily in the area of electrical reliability, at our Tyler refinery, and is paid $100 per hour for services rendered. We paid $0.1 million, $0.2 million and $0.2 million for these services during the years ended December 31, 2008, 2007 and 2006, respectively. Mr. Green’s services concluded in August 2008.

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

As of May 1, 2005, Delek entered into a consulting agreement with Greenfeld-Energy Consulting, Ltd., (“Greenfeld”) a company owned and controlled by one of Delek’s directors. Under the terms of the agreement, the director personally provides consulting services relating to the refining industry and Greenfeld receives monthly consideration and reimbursement of reasonable expenses. From May 2005 through August 2005, Delek paid

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Greenfeld approximately $7 thousand per month. Since September 2005, Delek has paid Greenfeld a monthly payment of approximately $8 thousand. In April 2006, Delek paid Greenfeld a bonus of $70 thousand for services rendered in 2005. Pursuant to the agreement, on May 3, 2006, we granted Mr. Greenfeld options to purchase 130,000 shares of our common stock at $16.00 per share, our initial public offering price, pursuant to our 2006 Long-Term Incentive Plan. These options vest ratably over five years. The agreement continues in effect until terminated by either party upon six months advance notice to the other party. We paid $0.1 million for these services during each of the years ended December 31, 2008, 2007 and 2006, respectively.

In August 2004, Delek executed a promissory note with its CEO in the amount of $100 thousand. In November 2005, in connection with an amendment of the CEO’s employment agreement, the CEO executed an additional promissory note in the amount of $100 thousand in favor of Delek. These promissory notes bore no interest and were payable in full upon termination of the CEO’s employment with Delek. On February 7, 2006, these notes were repaid in full.

20.	Initial Public Offering

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

21.	Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2008, 2007 and 2006 is summarized below. The quarterly financial information summarized below has been prepared by Delek’s management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ending
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Net sales	$1,166.1	$1,388.5	$1,402.5	$658.1
Operating income	$4.6	$10.2	$44.7	$21.0
Net income (loss) from continuing operations	$(5.2)	$3.4	$24.3	$0.5
Basic earnings (loss) per share from continuing operations	$(0.10)	$0.06	$0.45	$0.01
Diluted earnings (loss) per share from continuing operations	$(0.09)	$0.06	$0.45	$0.01

	For the Three Month Periods Ending
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Net sales	$763.7	$1,051.6	$1,018.4	$1,067.2
Operating income	$34.3	$100.2	$32.5	$(12.2)
Net income (loss) from continuing operations	$20.8	$66.7	$19.9	$(12.0)
Basic earnings (loss) per share from continuing operations	$0.41	$1.30	$0.38	$(0.23)
Diluted earnings (loss) per share from continuing operations	$0.40	$1.28	$0.37	$(0.22)

Having classified the Virginia stores as assets held for sale, the results of operations as shown on a quarterly basis for all periods above have been restated to reflect the results of the Virginia stores as income from discontinued operations.

Our acquisitions, as discussed in Note 4, impact the results of operations as shown on a quarterly basis above.

Delek made certain reclassifications in the fourth quarter of 2007 that impacted the previous quarters in 2007 and 2006 operating results. These reclassifications were made to the respective periods to conform to current year presentation. Sales of intermediate feedstocks, which had previously been presented on a net basis in cost of goods sold, have been reclassified to net sales. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expense, general and administrative expenses, and depreciation and amortization. These reclassifications had no effect on net income or shareholders’ equity, as previously reported.

22.	Subsequent Events

Dividend Declaration

On January 29, 2009, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on March 11, 2009, to shareholders of record on February 18, 2009.

Debt Amendments

Senior Secured Credit Facility

On January 28, 2009, the credit facility was amended to allow Express to make a one-time prepayment of a portion of its intercompany indebtedness owed to Delek. The terms of the amendment require that such prepayment in the amount of $25.0 million be made no later than March 30, 2009. The amendment also increased the interest rate margins for both Base Rate and Eurodollar loan options and provides for a Eurodollar Rate floor of 2.75%.

SunTrust ABL Revolver

On February 18, 2009, the SunTrust ABL revolver was amended to permit the sale of certain pipeline and storage assets from our refining subsidiary to our marketing subsidiary for total cash consideration of not less than $27.5 million. The amendment also increased the loan commitment fees by up to 0.25% and interest rate margins for both Base Rate and Eurodollar Rate loans by 1.25%. Additionally, the amendment suspended the utilization of the credit facility during the temporary suspension period of our refining operations, set the terms and availability of the credit facility during a defined refinery start up period, added a covenant requiring the restart of the refinery operations at a prescribed level and for a prescribed period of time beginning before October 1, 2009 and confirmed that the property maintenance covenant in the credit facility does not apply during the temporary suspension period of our refining operations.

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1*	Employment Agreement, dated as of May 1, 2004, by and between MAPCO Express, Inc., Uzi Yemin and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(a)*	Amendment No. 1 to Employment Agreement, dated as of October 31, 2005 and effective as of September 15, 2005, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(b)*	Amendment No. 2 to Employment Agreement, dated as of February 1, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.1(c)*	Amendment No. 3 to Employment Agreement, dated as of April 17, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1(d)*	Amendment No. 4 to Employment Agreement, dated as of November 13, 2006, by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.1(d) to the Company’s Form 10-K filed on March 20, 2007)
10	.1(e)*	Amendment No. 5 dated July 23, 2007 to Employment Agreement by and among MAPCO Express, Inc., Delek US Holdings, Inc. and Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2007)
10	.2*	Amended and Restated Consulting Agreement, dated as of April 11, 2006, by and between Greenfeld-Energy Consulting, Ltd. and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.3*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.4		Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.5		Amended and Restated Credit Agreement, dated as of April 28, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several lenders from time to time party to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.5(a)	First Amendment to Amended and Restated Credit Agreement, dated as of August 18, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.5(b)	Second Amendment to Amended and Restated Credit Agreement, dated as of October 11, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10	.5(c)	Third Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.5(d)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 18, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7(d) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.5(e)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 11, 2006)
10	.5(f)	Sixth Amendment to Amended and Restated Credit Agreement entered into effective July 13, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2006)
10	.5(g)	Seventh Amendment to Amended and Restated Credit Agreement entered into effective March 30, 2007, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 15, 2007)
10	.5(h)	Eighth Amendment to Amended and Restated Credit Agreement entered into effective December 3, 2008, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc.
10	.5(i)	Ninth Amendment to the Amended and Restated Credit Agreement entered into effective January 28, 2009, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc.
10.6		Amended and Restated Revolving Credit Agreement, dated as of May 2, 2005, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., the several banks and other financial institutions and lenders from time to time party thereto, SunTrust Bank, The CIT Group/Business Credit, Inc., National City Business Credit, Inc., Bank of America, N.A. and PNC Business Credit, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6(a)	First Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2005, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.8(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.6(b)	Second Amended and Restated Credit Agreement, dated as of October 13, 2006, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.8(b) to the Company’s Form 10-K filed on March 20, 2007)
10	.6(c)	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 15, 2008, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc.
10	.6(d)	Letter Agreement (Second Amendment) to Second Amended and Restated Credit Agreement, dated as of January 30, 2009, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent.

Exhibit No.		Description

10	.6(e)	Third Amendment to Second Amended and Restated Credit Agreement, dated as of February 13, 2009, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent.
10	.6(f)	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of February 18, 2009, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent.
10	.7+	Pipeline Capacity Lease Agreement, dated April 12, 1999, between La Gloria Oil and Gas Company and Scurlock Permian, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(a)+	One-Year Renewal of Pipeline Capacity Lease Agreement, dated December 21, 2004, between Plains Marketing, L.P., as successor to Scurlock Permian LLC, and La Gloria Oil and Gas Company (incorporated by reference to Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(b)+	Assignment of the Pipeline Capacity Lease Agreement, as amended and renewed on December 21, 2004, by La Gloria Oil and Gas Company to Delek Refining, Ltd. (incorporated by reference to Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(c)+	Amendment to One-Year Renewal of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(d)	Extension of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(d) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(e)+	Modification and Extension of Pipeline Capacity Lease Agreement, effective May 1, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(e) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.8+	Branded Jobber Contract, dated December 15, 2005, between BP Products North America, Inc. and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.9*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.9(a)*	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.9(b)*	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.9(c)*	Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.10		Description of Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 15, 2007)
10.11		Management and Consulting Agreement, dated as of January 1, 2006, by and between Delek Group Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10.12		Promissory Note, dated May 23, 2006, in the principal amount of $30,000,000, of Delek Finance, Inc., in favor of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.10 to the company’s Form 10-Q filed on May 24, 2006)
10	.12(a)	Amended and Restated Term Loan Note, dated December 30, 2008, in the principal amount of $30,000,000 of Delek Finance, Inc., in favor of Israel Discount Bank of New York

Exhibit No.		Description

10.13		Credit Agreement dated July 31, 2006, by and between Delek Marketing & Supply, LP, and various financial institutions, from time to time, party to the Agreement, as Lenders, and Fifth Third Bank, Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2006)
10	.13(a)	First Amendment dated January 9, 2007 to the Credit Agreement dated July 31, 2006, by and between Delek Marketing & Supply, LP, and various financial institutions, from time to time, party to the Agreement, as Lenders, and Fifth Third Bank, Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2007)
10	.13(b)	Second Amendment dated July 27, 2007 to Credit Agreement dated July 31, 2006 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the Agreement, as Lenders, and Fifth Third Bank as Administrative Agent, and L/C Issuer (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 9, 2007)
10	.13(c)	Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.16(c) to the Company’s Form 10-K filed on March 3, 2008)
10	.13(d)	First Amendment dated October 17, 2008 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer
10.14		Promissory Note dated July 27, 2006, by and between Delek US Holdings, Inc., and Bank Leumi USA as lender (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 14, 2006)
10.15		Purchase and Sale Agreement dated February 8, 2007, by and between MAPCO Express, Inc., Calfee Company of Dalton, Inc., FM Leasing, LP, FM Leasing I, LP, MF Leasing, LP, AC Stores, LP, Com-Pac Properties, LLC, Com-Pac Properties Group, LP and Favorite One Properties, LP. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2007)
10	.15(a)	First Amendment dated April 2, 2007, to the Purchase and Sale Agreement dated February 8, 2007, by and between MAPCO Express, Inc., Calfee Company of Dalton, Inc., FM Leasing, LP, FM Leasing I, LP, MF Leasing, LP, AC Stores, LP, Com-Pac Properties, LLC, Com-Pac Properties Group, LP and Favorite One Properties, LP. (incorporated by reference to Exhibit 10.2(a) to the Company’s Form 10-Q filed on May 15, 2007)
10.16		Credit Agreement dated March 30, 2007, by and between Delek US Holdings, Inc. and Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2007)
10	.16(a)	First Amendment dated August 20, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 9, 2007)
10	.16(b)	Second Amendment dated October 17, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc. as arranger and joint bookrunner, and JP Morgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.19(b) to the Company’s Form 10-K filed on March 3, 2008)
10	.16(c)	Third Amendment dated December 4, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc. as arranger and joint bookrunner, and JP Morgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.19(c) to the Company’s Form 10-K filed on March 3, 2008)

Exhibit No.		Description

10	.16(d)	Fourth Amendment dated June 26, 2008 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JP Morgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 11, 2008)
10	.16(e)	Fifth Amendment dated December 29, 2008 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JP Morgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner
10	.17*	Letter Agreement dated September 1, 2004, by and between MAPCO Express, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 15, 2007)
10	.18*	Letter Agreement dated May 25, 2005, by and between MAPCO Express, Inc. and Edward A. Morgan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 15, 2007)
10	.19*	Letter Agreement dated May 25, 2005, by and between Delek Refining, Inc. and Frederec Green (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 15, 2007)
10.20		Stock Purchase Agreement dated July 12, 2007 by and between TransMontaigne, Inc. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 9, 2007)
10.21		Registration Rights Agreement dated August 22, 2007 by and between Delek US Holdings, Inc. and TransMontaigne, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 9, 2007)
10	.21(a)	Assignment and Assumption Agreement dated October 9, 2007 by and between TransMontaigne, Inc., as assignor, Morgan Stanley Capital Group, Inc., as assignee, and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.24(a) to the Company’s Form 10-K filed on March 3, 2008)
10	.22++	Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 3, 2008)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

++	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.