Form 10-Q
period 2009-03-31
Delek US Holdings, Inc.
filed 2009-05-11
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

At May 7, 2009, there were 53,682,070 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	45
Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION
Item 1A.	Risk Factors	47
Item 5.	Other Information	47
Item 6.	Exhibits	49
	Signatures
	Exhibit Index
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2009	2008
	(In millions, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$55.2	$15.3
Accounts receivable	26.8	45.4
Inventory	81.5	80.2
Assets held for sale	10.1	20.9
Other current assets	33.2	38.8

Total current assets	206.8	200.6

Property, plant and equipment:
Property, plant and equipment	788.7	708.9
Less: accumulated depreciation	(136.1)	(127.2)

Property, plant and equipment, net	652.6	581.7

Goodwill	77.5	77.5
Other intangibles, net	9.7	10.0
Minority investment	131.6	131.6
Other non-current assets	15.7	15.8

Total assets	$1,093.9	$1,017.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120.2	$68.0
Current portion of long-term debt and capital lease obligations	32.3	68.9
Note payable	15.0	15.0
Liabilities associated with assets held for sale	0.2	0.2
Accrued expenses and other current liabilities	31.4	34.1

Total current liabilities	199.1	186.2
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	269.3	202.1
Environmental liabilities, net of current portion	4.4	5.2
Asset retirement obligations	6.7	6.6
Deferred tax liabilities	69.6	71.1
Other non-current liabilities	11.9	12.2

Total non-current liabilities	361.9	297.2
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 53,682,070 shares issued and outstanding at both March 31, 2009 and December 31, 2008	0.5	0.5
Additional paid-in capital	278.8	277.8
Accumulated other comprehensive loss	(0.6)	(0.6)
Retained earnings	254.2	256.1

Total shareholders’ equity	532.9	533.8

Total liabilities and shareholders’ equity	$1,093.9	$1,017.2

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In millions, except share and per share data)

Net sales	$352.7	$1,166.1
Operating costs and expenses:
Cost of goods sold	299.2	1,084.7
Operating expenses	44.1	54.7
Insurance proceeds — business interruption	(21.1)	—
Property damage proceeds, net	(1.6)	—
General and administrative expenses	14.6	13.1
Depreciation and amortization	10.2	9.0

Total operating costs and expenses	345.4	1,161.5

Operating income	7.3	4.6

Interest expense	4.7	6.0
Interest income	(0.1)	(1.1)
Loss from equity method investment	—	6.5
Other expenses, net	—	0.8

Total non-operating expenses	4.6	12.2

Income (loss) from continuing operations before income tax expense (benefit)	2.7	(7.6)
Income tax expense (benefit)	1.1	(2.4)

Income (loss) from continuing operations	1.6	(5.2)
(Loss) income from discontinued operations, net of tax	(1.5)	0.2

Net income (loss)	$0.1	$(5.0)

Basic earnings per share:
Income (loss) from continuing operations	$0.03	$(0.10)
(Loss) income from discontinued operations	(0.03)	0.01

Total basic earnings per share	$—	$(0.09)

Diluted earnings per share:
Income (loss) from continuing operations	$0.03	$(0.10)
(Loss) income from discontinued operations	(0.03)	0.01

Total diluted earnings per share	$—	$(0.09)

Weighted average common shares outstanding:
Basic	53,682,070	53,668,058

Diluted	54,381,893	53,668,058

Dividends declared per common share outstanding	$0.0375	$0.0375

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In millions, except per share data)

Cash flows from operating activities:
Net income (loss)	$0.1	$(5.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10.2	9.0
Amortization of deferred financing costs	1.6	1.1
Accretion of asset retirement obligations	0.1	0.3
Deferred income taxes	(1.1)	2.9
Loss from equity method investment	—	6.5
Loss on interest rate derivative instruments	—	0.8
Loss on sale of assets held for sale	1.3	—
Stock-based compensation expense	1.0	0.9
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	18.6	(34.5)
Inventories and other current assets	6.3	(2.1)
Accounts payable and other current liabilities	49.5	86.9
Non-current assets and liabilities, net	(0.1)	(6.4)

Net cash provided by operating activities	87.5	60.4

Cash flows from investing activities:
Purchases of short-term investments	—	(472.8)
Sales of short-term investments	—	517.2
Purchases of property, plant and equipment	(80.8)	(35.8)
Proceeds from sale of assets held for sale	7.1	—

Net cash (used in) provided by investing activities	(73.7)	8.6

Cash flows from financing activities:
Proceeds from long-term revolvers	121.7	138.6
Payments on long-term revolvers	(36.3)	(161.0)
Payments on debt and capital lease obligations	(54.8)	(9.9)
Dividends paid	(2.0)	(2.0)
Deferred financing costs paid	(2.5)	(0.1)

Net cash provided by (used in) financing activities	26.1	(34.4)

Net increase in cash and cash equivalents	39.9	34.6
Cash and cash equivalents at the beginning of the period	15.3	105.0

Cash and cash equivalents at the end of the period	$55.2	$139.6

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.8 and $1.2 in the 2009 and 2008 periods, respectively	$1.5	$3.9

Income taxes	$—	$—

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

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

Delek US is listed on the New York Stock Exchange under the symbol “DK.” Approximately 26.5% of our outstanding shares are available in the public market. Our remaining outstanding shares are beneficially owned by Delek Group Ltd. (Delek Group) located in Natanya, Israel.

2.	Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Delek and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on March 9, 2009.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, marketing and retail. The refining segment owns a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

operated terminals. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of 457 company-operated retail fuel and convenience stores. Additionally, we operated 12 retail fuel and convenience stores that were classified as held for sale and included as discontinued operations as of March 31, 2009. Segment reporting is more fully discussed in Note 10.

Discontinued Operations

In December 2008, we met the requirements under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) to classify our retail segment’s Virginia division (Virginia stores) as a group of assets held for sale. The fair value assessment of these assets, performed in the fourth quarter of 2008, did not result in an impairment. We have ceased depreciation of these assets. We sold 12 of the 36 Virginia stores during December 2008 and an additional 12 of the Virginia stores during the first quarter of 2009. We expect that we will dispose of the remaining stores in 2009.

Reclassifications

Having classified the Virginia stores as assets held for sale, the condensed consolidated balance sheets for all periods presented have been reclassified to reflect net assets held for sale and net liabilities associated with assets held for sale. The statements of operations for all periods presented have been reclassified to reflect the results of the Virginia stores as income from discontinued operations, net of taxes.

Cash and Cash Equivalents

Delek maintains cash and cash equivalents in accounts with large, national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of March 31, 2009, these cash equivalents consisted primarily of overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.

Investments

Our auction rate investment, totaling $5.6 million, held four quarterly auctions in 2008 and one in the first quarter of 2009 which were not fully subscribed. During 2008, we reclassified this investment from short-term investments to other non-current assets. The underlying security for this investment was Merrill Lynch non-cumulative preferred stock. In the first quarter of 2009, the Merrill Lynch non-cumulative preferred stock was converted into Bank of America preferred stock, Series 5 per a Merger Plan and Form S-4 Registration Statement filed by Bank of America on October 1, 2008. The auction rate investment is rated at an investment grade level of Baa1 by Moody’s and at a BB- grade by Standard & Poor’s as of March 31, 2009 and has continued to pay interest.

Accounts Receivable

Accounts receivable primarily represent receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. All accounts receivable amounts are considered to be fully collectible.

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

Property, Plant and Equipment

Assets acquired by Delek, prior to the adoption of SFAS No. 141 Business Combinations (Revised) (SFAS 141R) on January 1, 2009, in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in SFAS No. 141, Business Combinations (SFAS 141). Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management’s estimated useful lives of the assets or the remaining lease term.

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

Property, plant and equipment and accumulated depreciation by reporting segment as of and for the three months ended March 31, 2009 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated

Property, plant and equipment	$357.5	$34.9	$394.3	$2.0	$788.7
Less: Accumulated depreciation	(34.2)	(4.5)	(97.3)	(0.1)	(136.1)

Property, plant and equipment, net	$323.3	$30.4	$297.0	$1.9	$652.6

Depreciation expense	$3.7	$0.4	$5.8	$—	$9.9

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Capitalized Interest

Delek had several capital construction projects in the refining segment and construction related to the new “prototype” stores being built in the retail segment. For the three months ended March 31, 2009 and 2008, interest of $0.8 million and $1.2 million, respectively, was capitalized by the refining segment. The retail segment capitalized a nominal amount and $0.1 million of interest for the three months ended March 31, 2009 and 2008, respectively. There was no interest capitalized by the marketing segment for the three months ended March 31, 2009 or 2008.

Refinery Turnaround Costs

Refinery turnaround costs are incurred in connection with planned shutdowns and inspections of the refinery’s major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. During December 2005, we successfully completed a major turnaround covering the fluid catalytic cracking unit, sulfuric acid alkylation unit, sulfur recovery unit, amine unit and kerosene and gasoline treating units. Turnaround activities for other units are currently being performed and are expected to be completed during the second quarter of 2009.

Goodwill and Potential Impairment

Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek’s goodwill, all of which was acquired in various purchase business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. No events occurred during the three months ended March 31, 2009 that would require an evaluation of our goodwill. If a reporting unit’s carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. We do not believed any goodwill impairment existed as of March 31, 2009.

Derivatives

Delek records all derivative financial instruments, including interest rate swap and cap agreements, fuel-related derivatives, over the counter (OTC) future swaps and forward contracts at estimated fair value regardless of their intended use in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted. Changes in the fair value of the derivative instruments are recognized in operations unless we elect to apply the hedging treatment permitted under the provisions of SFAS 133 allowing such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a monthly basis, utilizing valuations from third party financial and brokerage institutions. On a regular basis, Delek enters into commodity contracts with counterparties for crude oil and various finished products. These contracts usually qualify for the normal purchase / normal sale exemption under the standard, and as such are not measured at fair value.

The company’s policy under the guidance of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP 39-1), is to net the fair value amounts recognized for multiple derivative

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions.

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

Effective January 1, 2008, Delek adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), which pertain to certain financial assets and liabilities measured at fair value in the statement of position on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS 157 may change the method of calculating fair value, it does not require any new fair value measurements. See Note 14 for further discussion.

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

Vendor Discounts and Deferred Revenue

Delek receives cash discounts or cash payments from certain vendors related to product promotions based upon factors such as quantities purchased, quantities sold, merchandise exclusivity, store space and various other factors. In accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Reseller for Consideration Received from a Vendor, we recognize these amounts as a reduction of inventory until the products are sold, at which time the amounts are reflected as a reduction in cost of goods sold. Certain of these amounts are received from vendors related to agreements covering several periods. These amounts are initially recorded as deferred revenue, are reclassified as a reduction in inventory upon receipt of the products, and are subsequently recognized as a reduction of cost of goods sold as the products are sold.

Delek also receives advance payments from certain vendors relating to non-inventory agreements. These amounts are recorded as deferred revenue and are subsequently recognized as a reduction of cost of goods sold as earned.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Environmental Expenditures

It is Delek’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for the next 15 years, unless a specific longer range estimate is practicable. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that is dedicated to the remedial actions and that does not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if the payments are fixed and determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized.

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

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations for the three months ended March 31, 2009 and for the year ended December 31, 2008 is as follows (in millions):

	Three Months	Year Ended
	Ended March 31,	December 31,
	2009	2008

Beginning balance	$6.6	$5.3
Additional liabilities(1)	—	0.7
Liabilities settled	—	(0.1)
Accretion expense	0.1	0.7

Ending balance	$6.7	$6.6

(1)	This amount represents management’s recognition of an asset retirement obligation associated with additional underground storage tanks at various retail stores which previously was not assessed as required.

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

Advertising Costs

Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the three months ended March 31, 2009 and 2008 was $0.4 million and $0.5 million, respectively.

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

Delek also complies with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48, which is the most significant change to accounting for income taxes since the adoption of the liability approach, prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. The Interpretation also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits.

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

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of $0.1 million was recognized related to unrecognized tax benefits during the three months ended March 31, 2009. A nominal amount of interest was recognized related to unrecognized tax benefits during the three months ended March 31, 2008.

Earnings Per Share

Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	For the
	Three Months Ended March 31,
	2009	2008

Weighted average common shares outstanding	53,682,070	53,668,058
Dilutive effect of equity instruments	699,823	—

Weighted average common shares outstanding, assuming dilution	54,381,893	53,668,058

Outstanding stock options totaling 1,775,062 and 1,739,869 common shares were excluded from the diluted earnings per share calculation for the three months ended March 31, 2009 and 2008, respectively. These share equivalents did not have a dilutive effect under the treasury stock method. Outstanding stock options totaling 778,294 were also excluded from the diluted earnings per share calculation for the three months ended March 31, 2008 because of their anti-dilutive effect due to the net loss for the period.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Shareholders’ Equity

On January 28, 2009, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per common share, payable to shareholders of record on February 18, 2009. This dividend was paid on March 11, 2009.

Stock-Based Compensation

SFAS No. 123, Share Based Payment (Revised) (SFAS 123R) requires the use of a valuation model to calculate the fair value of stock-based awards. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards as of the date of grant.

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

Comprehensive Income

Comprehensive income for the three months ended March 31, 2009 was equivalent to net income. For the three months ended March 31, 2008, comprehensive income includes net income and changes in the fair value of derivative instruments designated as cash flow hedges (in millions).

	Three Months
	Ended March 31,
	2009	2008

Net income (loss)	$0.1	$(5.0)
Other comprehensive loss:
Net unrealized loss on derivative instruments, net of tax benefit of $2.0 in 2008	—	(3.6)

Comprehensive income (loss)	$0.1	$(8.6)

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, which applies to all transactions in which an entity obtains control of one or more other businesses. In general, SFAS 141R requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date as the fair value measurement point; and modifies the disclosure requirements. This Statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. Delek has adopted SFAS 141R effective January 1, 2009 and wrote-off $0.7 million in previously capitalized transaction costs as a result of adoption. We will also assess the impact of SFAS 141R in the event we enter into a business combination in the future.

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Additionally, this Statement establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. This Statement is effective January 1, 2009, and will be applied prospectively with the exception of the presentation and disclosure requirements which must be applied retrospectively. Delek has no minority interest reporting in its consolidated reporting, therefore adoption of SFAS 160 does not have an impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. The standard requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Delek has adopted SFAS 161 effective January 1, 2009. See Note 12 for discussion of our derivative activities.

3.	Explosion and Fire at the Tyler, Texas Refinery

On November 20, 2008, an explosion and fire occurred at our 60,000 bpd refinery in Tyler, Texas. Several individuals were injured and two of our employees died as a result of the event. Several parallel investigations of the event are underway, including our own investigation and investigations by the U.S. Department of Labor’s Occupational Safety & Health Administration (OSHA) and the U.S. Chemical Safety and Hazard Investigation Board (CSB). We cannot assure you as to the outcome of these investigations, including possible civil penalties or other enforcement actions. The explosion and fire caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. We expect to resume normal operations in May 2009.

We carry insurance coverage of $1.0 billion in combined limits to insure property damage and business interruption. We are subject to a $5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. During the three months ended March 31, 2009, we recognized income from insurance proceeds of $30.6 million, of which, $21.1 million is included as business interruption proceeds and $9.5 million is included as property damage. We also recorded expenses of $7.9 million, resulting in a net gain of $1.6 million related to property damage proceeds on the accompanying condensed consolidated statement of operations. At December 31, 2008, a receivable of $8.4 million was recorded relating to expected insurance proceeds covering certain losses incurred to limit commodity inventory exposure with the suspension of operations at the refinery. This receivable was reversed in January 2009 upon receipt of insurance monies.

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

$74.6

The Calfee acquisition was accounted for using the purchase method of accounting, as prescribed in SFAS 141, and the results of operations associated with the Calfee stores have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. Delek finalized the valuation work associated with certain intangibles and the associated purchase price allocation during the year ended December 31, 2008. The goodwill associated with this acquisition was impaired, in accordance with our annual assessment of goodwill performed in the fourth quarter of 2008 and therefore, a charge of $11.2 million was recorded during the year ended December 31, 2008.

5.	Dispositions and Assets Held for Sale

Virginia Stores

As of December 31, 2008, the retail segment’s Virginia division met the requirements as enumerated in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), that require the separate reporting of assets held for sale. Management committed to a plan to sell the retail segment’s Virginia stores and proceeded with efforts to locate buyers. However, until we obtained the necessary amendments to our credit agreements, we were encumbered from taking that action. At the time the credit agreement limitations were lifted, in December 2008, we had contracts to sell 28 of the 36 Virginia properties. As of March 31, 2009, we have completed the sale of 24 of those 28 properties, 12 of which were sold during the three months ended March 31, 2009. We continue our efforts to sell the remaining properties. We received proceeds from the sales completed during the three months ended March 31, 2009, net of expenses, of $7.1 million, recognizing a loss on those sales of $1.3 million. In addition to the property, plant and equipment sold, we sold $0.8 million in inventory, at cost, to the buyers.

The carrying amounts of the Virginia store assets sold during the three months ended March 31, 2009 are as follows (in millions):

Inventory	$0.8
Property, plant & equipment, net of accumulated depreciation of $3.3 million	8.4

$9.2

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The carrying amounts of the major classes of assets and liabilities included in assets held for sale and liabilities associated with assets held for sale as of March 31, 2009 and December 31, 2008 are as follows (in millions):

	March 31,	December 31,
	2009	2008

Assets held for sale:
Inventory	$1.3	$2.4
Property, plant & equipment, net of accumulated depreciation of $3.5 million and $6.8 million as of March 31, 2009 and December 31, 2008, respectively	6.9	15.3
Goodwill	1.6	2.9
Other intangibles	0.2	0.3
Other current assets	0.1	—

Assets held for sale	$10.1	$20.9

Liabilities associated with assets held for sale:
Accrued expenses and other current liabilities	$(0.2)	$(0.2)

Once the Virginia stores were identified as assets held for sale, the operations associated with these properties qualified for reporting as discontinued operations under SFAS 144. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in the condensed consolidated statements of operations and the notes to the condensed consolidated financial statements have been adjusted to exclude the discontinued operations. The amounts eliminated from continuing operations did not include allocations of corporate expenses included in the selling, general and administrative expenses caption in the condensed consolidated statements of operations, nor the income tax benefits from such expenses. Components of amounts reflected in income from discontinued operations for the three months ended March 31, 2009 and 2008 are as follows (in millions):

	Three Months
	Ended March 31,
	2009	2008

Net sales	$20.9	$52.1
Operating costs and expenses	(20.6)	(51.8)
Loss on sale of assets held for sale	(1.3)	—
Write-down of goodwill associated with the sale of assets held for sale	(1.4)	—

(Loss) income from discontinued operations before income taxes	(2.4)	0.3
Income tax (benefit) expense	(0.9)	0.1

Income from discontinued operations, net of income taxes	$(1.5)	$0.2

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Inventory

Carrying value of inventories consisted of the following (in millions):

	March 31,	December 31,
	2009	2008

Refinery raw materials and supplies	$21.5	$20.1
Refinery work in process	16.7	13.5
Refinery finished goods	0.3	4.1
Retail fuel	11.2	9.8
Retail merchandise	24.6	27.8
Marketing refined products	7.2	4.9

Total inventories	$81.5	$80.2

At December 31, 2008, market values had fallen below most of our LIFO inventory layer values and, as a result, we recognized a pre-tax loss of approximately $10.9 million relating to the reflection of market value at a level below cost. During the three months ended March 31, 2009, we recognized a gain of $4.8 million relating to the reversal of a portion of these losses, not to exceed LIFO cost, due to the partial recovery of market values. At March 31, 2009 and 2008, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was nominal and $49.4 million, respectively.

Temporary Liquidations

During the three months ended March 31, 2008, we incurred a temporary LIFO liquidation gain in our refinery inventory of $12.1 million, which was restored by the end of the year. The temporary LIFO liquidation gain was deferred as a component of accrued expenses and other current liabilities.

There were no temporary liquidations during the three months ended March 31, 2009.

Permanent Liquidations

During the three months ended March 31, 2008, we incurred a permanent reduction in the LIFO layer resulting in a liquidation in our refinery finished goods inventory in the amount of $2.4 million. This liquidation, which represents a reduction of approximately 70,000 barrels, was recognized as a component of cost of goods sold in the three months ended March 31, 2008.

There were no permanent liquidations during the three months ended March 31, 2009.

7.	Minority Investment

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Lion Oil, a privately held Arkansas corporation, owns and operates a 75,000 barrel per day, crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s approximately 180 convenience stores in the Memphis and Nashville markets. These product purchases are made at market value and totaled $2.2 million and $2.4 million during the three months ended March 31, 2009 and 2008, respectively. The refining segment also made sales of $2.5 million of intermediate products to the Lion Oil refinery during the three months ended March 31, 2009. No sales of intermediate products were made during the three months ended March 31, 2008.

At the time of acquisition, we acknowledged that our ownership percentage set a presumption of the use of the equity method of accounting as established in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18). As a result, we reported our investment using the equity method from acquisition through September 30, 2008. However, the guidance provided in FASB Interpretation No. 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock, and our interactions with Lion Oil since acquisition led us to conclude that the initial presumption under APB 18 had been rebutted. Beginning October 1, 2008, we began reporting our investment in Lion Oil using the cost method of accounting. We carried our investment in Lion Oil at $131.6 million as of both March 31, 2009 and December 31, 2008.

8.	Long-Term Obligations and Short-Term Note Payable

Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	March 31,	December 31,
	2009	2008

Senior secured credit facility — term loan	$94.2	$121.2
Senior secured credit facility — revolver	66.3	15.8
Fifth Third — revolver	48.2	18.8
Reliant Bank — revolver	12.0	6.5
Lehman note	—	27.7
Promissory notes	95.0	95.0
Capital lease obligations	0.9	1.0

	316.6	286.0
Less:
Current portion of long-term debt, notes payable and capital lease obligations	47.3	83.9

	$269.3	$202.1

Senior Secured Credit Facility

The senior secured credit facility consists of a $120.0 million revolving credit facility and $165.0 million term loan facility, which, as of March 31, 2009, had $66.3 million outstanding under the revolver and $94.2 million outstanding under the term loan. As of March 31, 2009, Lehman Commercial Paper Inc. (LCPI) was the administrative agent and a lender under the facility. During September 2008, upon the bankruptcy filing of its parent company, LCPI informed Express that it would not be funding its pro rata lender participation of future borrowings under the revolving credit facility. Since the communication of its intention through the date of this filing, LCPI has not participated in any borrowings by Express under the revolving credit facility. LCPI’s commitment amount under the revolving credit facility is $12 million. However, the unavailability of LCPI’s pro rata lender participation in the revolving credit facility has not had and is not expected to have a material impact on Express’s liquidity or its operations.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Borrowings under the senior secured credit facility are secured by substantially all the assets of Express and its subsidiaries. Letters of credit issued under the facility totaled $11.0 million as of March 31, 2009. The senior secured credit facility term loan requires quarterly principal payments of approximately 0.25% of the principal balance through March 31, 2011 and a balloon payment of the remaining principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $19.7 million and $9.5 million in March 2009 and 2008, respectively. In June 2008, Express sold real property operated by a third party for $3.9 million. In September 2008, Express sold its leasehold interest in a location it operated for $4.5 million. The proceeds of the June sale, net of expenses, were used to pay down the term loan, while the net proceeds of the September sale were retained, pursuant to the terms of the facility, for asset reinvestment purposes. In December 2008, consistent with the terms of the December 3, 2008 amendment discussed below, Express disposed of 14 real property assets. The application of the proceeds from these asset sales, net of any amounts set aside pursuant to the terms of the facility for reinvestment purposes, resulted in the prepayment of the term loan facility in the amount of $9.8 million. During the quarter ended March 31, 2009, Express disposed of an additional 12 real property assets in Virginia. The application of the net proceeds from these asset sales resulted in the prepayment of the term loan facility in the amount of $7.0 million. The senior secured credit facility revolver is payable in full upon maturity on April 28, 2010. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” rate. At March 31, 2009, the weighted average borrowing rate was approximately 5.8% for the senior secured credit facility term loan and 5.0% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment under the senior secured credit facility revolver. Amounts available under the senior secured revolver as of March 31, 2009 were approximately $30.7 million excluding the commitment of LCPI as a lender under this facility.

On December 3, 2008, the credit facility was amended to allow for the disposition of specific Express real and personal property assets in certain of its geographic operating regions. The amendment also allows for additional asset sales of up to $35.0 million per calendar year subject to such sales meeting certain financial criteria. Additionally, the amendment appoints Fifth Third Bank, N.A. as the successor administrative agent subject to the resignation or removal of LCPI. On January 28, 2009, the credit facility was further amended to allow for the one-time prepayment in the amount of $25.0 million toward the outstanding principal of certain subordinated debt owed to Holdings and incurred in conjunction with Express’ acquisition of the Calfee Company of Dalton, Inc. assets. Pursuant to the terms of the amendment, the $25.0 million prepayment was completed on March 5, 2009. The amendment also implemented a 100 basis point credit spread increase across all tiers in the pricing grid and implemented a LIBOR rate floor of 2.75% for all Eurodollar rate borrowings.

We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We believe we were in compliance with all covenant requirements as of March 31, 2009.

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

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Effective December 15, 2008 and in light of the temporary suspension of our refining operations, the SunTrust ABL revolver was amended to eliminate any need to maintain minimum levels of borrowing base availability during all times that there are zero utilizations of credit (i.e., loans or letters of credit outstanding) under the facility. During times that there are outstanding utilizations of credit under the facility, in the event that our availability (net of a $15.0 million availability block requirement) under the borrowing base is less than $30.0 million or less than $15.0 million on any given measurement date, we become subject to certain reporting obligations and certain covenants, respectively. Then, effective February 18, 2009, we further amended the SunTrust ABL revolver to suspend the credit facility while the refinery was non-operational. The amendment further provided for a series of conditions precedent to the renewed access to the full terms of the credit facility while allowing for limited letter of credit access during the restart phase of refinery operations. The amendment also added a covenant that requires the restart, by September 30, 2009, of the refining operations at a prescribed throughput level to last for a prescribed duration. This amendment also permitted the sale of refinery’s pipeline and tankage assets located outside of the refinery gates to a subsidiary of Marketing and Supply for net proceeds of no less than $27.5 million which proceeds were required to be used in the refinery. The sale of the assets was subsequently completed on March 31, 2009 for a total consideration of $29.7 million. The amendment also increased credit spreads by 125 basis points across all tiers of the pricing grid and increased the commitment fees by up to 25 basis points. We believe we were in compliance with all covenant requirements under this facility as of March 31, 2009.

The SunTrust ABL revolver primarily supports our issuances of letters of credit used in connection with the purchases of crude oil for use in our refinery. Such letter of credit usage and any borrowings under the facility may at no time exceed the aggregate borrowing capacity available under the SunTrust ABL revolver. As of March 31, 2009, the SunTrust ABL revolver was in suspension and we had no outstanding loans or issued letters of credit. Borrowing base capacity as calculated and reported under the terms of the SunTrust ABL revolver, net of an availability block requirement, as of March 31, 2009 was $38.9 million but was unavailable due to the temporary suspension of the revolver.

The SunTrust ABL revolver contains certain customary non-financial covenants, including a negative covenant that prohibits us from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against the property, plant and equipment of the refinery, subject to customary exceptions for certain permitted liens.

Fifth Third Revolver

On July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this revolver were used to fund the working capital needs of the newly formed subsidiary, Delek Marketing & Supply, LP. The Fifth Third revolver initially matured on July 30, 2007, but on July 27, 2007 the maturity was extended until January 31, 2008. On December 19, 2007, we amended and restated our existing revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $50.0 to $75.0 million, including a $25.0 million sub-limit for letters of credit, and extended the maturity of the facility to December 19, 2012. On October 17, 2008, the agreement was further amended to permit the payment of a one-time distribution of $20.0 million from the borrower, Delek Marketing & Supply, LP, to Delek US Holdings, Inc., increase the size of the sub-limit for letters of credit to $35.0 million and reduce the leverage ratio financial covenant limit.

On March 31, 2009, the credit agreement was amended to permit the use of facility proceeds to purchase the crude pipeline and tankage assets of the refinery that are located outside the gates of the refinery and which are used to supply substantially all of the necessary crude feedstock to the refinery from the refining subsidiary to a newly-formed subsidiary of Delek Marketing & Supply L.P. Pursuant to the terms of the amendment, the purchase of the crude pipeline and tankage assets was completed on March 31, 2009 for a total consideration of $29.7 million, all of which was borrowed from the Fifth Third revolver. The amendment

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

also increased credit spreads by up to 225 basis points and commitment fees by up to 20 basis points across the various tiers of the pricing grid. In addition, on May 6, 2009, the credit agreement was further amended, effective March 31, 2009, related to the definition of certain covenant terms.

The revolver bears interest based on predetermined pricing grids that allow us to choose between “Base Rate” or “Eurodollar” rate loans. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply LP. As of March 31, 2009, we had $48.2 million outstanding borrowings under the facility at a weighted average borrowing rate of 4.9%. We also had letters of credit issued under the facility of $8.0 million as of March 31, 2009. Amounts available under the Fifth Third revolver as of March 31, 2009 were approximately $18.8 million.

We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of March 31, 2009.

Lehman Credit Agreement

On March 30, 2007, Delek entered into a credit agreement with Lehman Commercial Paper Inc. (LCPI) as administrative agent. Through March 30, 2009, LCPI remained the administrative agent under this facility. The credit agreement provided for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the assets of Calfee Company of Dalton, Inc. and affiliates, and to pay related costs and expenses in April 2007. In December 2008, a related party to the borrower, Finance, purchased a participating stake in the loan outstanding as permitted under the terms of the agreement. At a consolidated level, this resulted in a gain of $1.6 million on the extinguishment of debt. The loans matured on March 30, 2009 and the facility was repaid in full on the maturity date.

Promissory Notes

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (IDB Note). The proceeds of this note were used to repay the existing promissory notes in favor of Israel Discount Bank and Bank Leumi USA. On December 30, 2008, the IDB Note was amended and restated. As amended and restated, the IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $1.25 million beginning on March 31, 2010, with a balloon payment of remaining principal amounts due at maturity. The IDB Note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. As of March 31, 2009, the weighted average borrowing rate for amounts borrowed under the IDB Note was 5.0%. We are required to comply with certain financial and non-financial covenants under IDB Note. We believe we were in compliance with all covenant requirements as of March 31, 2009.

On December 30, 2008, Delek executed a second promissory note in favor of Israel Discount Bank of New York for $15.0 million. This note matures on December 31, 2009 and is reflected in notes payable on the accompanying consolidated statement of position. The note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. As of March 31, 2009, the weighted average borrowing rate for amounts borrowed under the note was 5.5%. We are required to comply with certain financial and non-financial covenants under the note. We believe we were in compliance with all covenant requirements as of March 31, 2009.

On July 27, 2006, Delek executed a $30.0 million promissory note in favor of Bank Leumi USA. The proceeds of this note were used to fund a portion of the Pride Acquisition and its working capital needs. This note matures on July 27, 2009, and bears interest, payable for the applicable interest period, at a fixed spread over the LIBOR rate (Reserve Adjusted) for interest periods of 30, 90 or 180 days, as elected by the borrower. As of March 31, 2009, the weighted average borrowing rate for amounts borrowed under this note was 2.6%. We are not required to comply with any financial or non-financial covenants under this note.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

On May 12, 2008, Delek executed a second promissory note in favor of Bank Leumi USA for $20.0 million. The proceeds of this note were used to reduce short term debt and for working capital needs. This note matures on May 11, 2011, and bears interest, payable for the applicable interest period, at a fixed spread over the LIBOR rate (Reserve Adjusted) for interest periods of 30 or 90 days, as elected by the borrower. As of March 31, 2009, the weighted average borrowing rate for amounts borrowed under the Bank Leumi Note was 3.5%. This note was amended in December 2008 to change the financial covenant calculation methodology and applicability. We are required to comply with certain financial and non-financial covenants under this credit agreement. We believe we were in compliance with all covenant requirements as of March 31, 2009.

Reliant Bank Revolver

On March 28, 2008, we entered into a revolving credit agreement with Reliant Bank, a Tennessee bank, headquartered in Brentwood, Tennessee. The credit agreement provides for unsecured loans of up to $12.0 million and we had $12.0 million outstanding under this facility as of March 31, 2009. The facility matures on March 28, 2011 and bears interest at a fixed spread over the 30 day LIBOR rate. As of March 31, 2009, the weighted average borrowing rate was 3.0%. This agreement was amended in September 2008 to conform certain portions of the financial covenant definition to those contained in some of our other credit agreements. We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of March 31, 2009.

Letters of Credit

As of March 31, 2009, Delek had in place letters of credit totaling approximately $22.9 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, gasoline and diesel purchases for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at March 31, 2009.

Interest-Rate Derivative Instruments

Delek had interest rate cap agreements in place totaling $60.5 million and $73.8 million of notional principal amounts at March 31, 2009 and December 31, 2008, respectively. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of SFAS 133, as amended, the fair value of the derivatives is recorded in other non-current assets in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature on various dates ranging from May 2009 through July 2010. The estimated fair value of our interest rate derivatives at both March 31, 2009 and December 31, 2008 was nominal.

In accordance with SFAS 133, as amended, we recorded non-cash expense representing the change in estimated fair value of the interest rate cap agreements of a nominal amount and $0.8 million for the three months ended March 31, 2009 and 2008, respectively.

While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of SFAS 133 in the past, we may choose to elect that treatment in future transactions.

9.	Stock Based Compensation

In April 2006, Delek’s Board of Directors adopted the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (the Plan) pursuant to which Delek may grant stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs) and other stock-based awards of up to 3,053,392 shares of Delek’s

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates. The options granted under the Plan are non-qualified and granted at market price or higher. In approximately 75% of the grants, vesting occurs ratably over a period from three to five years. In approximately 25% of the grants, vesting occurs at the end of the fourth year. All of the options granted require continued service as a condition to vesting.

During the three months ended March 31, 2009 and 2008, Delek granted 11,500 and 28,500 options, respectively, and 57,536 and 51,216 options, respectively, were forfeited under the 2006 Long-Term Incentive Plan. There were no options exercised and no RSUs granted or forfeited during the three months ended March 31, 2009 or 2008. There were 1,625 RSUs issued during the three months ended March 31, 2008 and no RSUs issued during the three months ended March 31, 2009.

Compensation Expense Related to Equity-based Awards

Compensation expense for the equity-based awards amounted to $1.0 million ($0.7 million, net of taxes) and $0.9 million ($0.6 million, net of taxes) for the three months ended March 31, 2009 and 2008, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

As of March 31, 2009, there was $3.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.8 years.

10.	Segment Data

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

In order to more appropriately align business activities, certain pipeline assets which had been held and managed by the refining segment were sold to the marketing segment on March 31, 2009. These assets and their earnings streams will be reflected in the activities of the marketing segment in future periods.

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of March 31, 2009, we had 457 stores in total consisting of, 262 located in Tennessee, 94 in Alabama, 81 in Georgia, and 13 in Arkansas. The remaining 7 stores are located in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names MAPCO Express®, MAPCO Mart®, Discount Food Marttm, Fast Food and Fueltm and Favorite Markets® brands. Additionally, we operated 12 retail fuel and convenience stores in Virginia under the East Coast® brand, which were classified

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

as held for sale as of March 31, 2009. The operating results for these stores, in all periods presented herein, have been included in discontinued operations. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.

Our refining business has a services agreement with our marketing segment, which among other things, requires the refining segment to pay service fees to the marketing segment based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $3.1 million and $3.4 million in the three months ended March 31, 2009 and 2008, respectively. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended March 31, 2009
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$4.0	$280.0	$68.5	$0.2	$352.7
Intercompany marketing fees and sales	(3.1)	—	3.1	—	—
Operating costs and expenses:
Cost of goods sold	(8.0)	241.3	66.4	(0.5)	299.2
Operating expenses	12.2	31.7	0.2	—	44.1
Insurance proceeds — business interruption	(21.1)	—	—	—	(21.1)
Property damage proceeds, net	(1.6)	—	—	—	(1.6)

Segment contribution margin	$19.4	$7.0	$5.0	$0.7	32.1

General and administrative expenses					14.6
Depreciation and amortization					10.2

Operating income					$7.3

Total assets	$408.6	$457.0	$61.1	$167.2	$1,093.9

Capital spending (excluding business combinations)	$79.9	$0.9	$—	$—	$80.8

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months Ended March 31, 2008
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$556.2	$428.9	$180.9	$0.1	$1,166.1
Intercompany marketing fees and sales	(3.4)	—	3.4	—	—
Operating costs and expenses:
Cost of goods sold	523.1	386.7	177.7	(2.8)	1,084.7
Operating expenses	22.1	32.3	0.2	0.1	54.7

Segment contribution margin	$7.6	$9.9	$6.4	$2.8	26.7

General and administrative expenses					13.1
Depreciation and amortization					9.0

Operating income					$4.6

Total assets	$461.1	$523.2	$85.1	$221.3	$1,290.7

Capital spending (excluding business combinations)	$31.3	$4.3	$0.2	$—	$35.8

(1)	Retail operating results for the three months ended March 31, 2008 have been restated to reflect the reclassification of the Virginia stores to discontinued operations.

11.	Fair Value Measurements

Effective January 1, 2008, Delek adopted SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We elected to implement this statement with the one-year deferral permitted by FASB Staff Position (FSP) No. 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually.) The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities measured at fair value effective January 1, 2009. Because we do not hold any nonfinancial assets or liabilities measured at fair value, this adoption did not impact to our consolidated financial statements.

SFAS 157 applies to our interest rate and commodity derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives, Nonperformance risk is not considered material at this time.

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

We value exchange-cleared derivatives using unadjusted closing prices provided by the exchange as of the balance sheet date, and these would be classified as Level 1 in the fair value hierarchy. OTC commodity swaps, physical commodity purchase and sale contracts and interest rate swaps are generally valued using

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

industry-standard models that consider various assumptions, including quoted forward prices for interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued using quotations provided by brokers based on exchange pricing and/or price index developers such as PLATTS or ARGUS. These are classified as Level 2.

Finally, we carry $5.6 million of Auction Rate Securities (ARS). As of March 31, 2009, the ARS market remained illiquid; therefore, observable market information for the securities backed by the B of A Preferred Shares was not available to determine the fair value of Delek’s ARS investments. We estimated the fair value relying on Level 3 inputs including those based on assessments of counterparty credit quality, default risk underlying the securities and market interest rates. The valuation of these investments is subject to uncertainties that are difficult to predict. The ongoing strength and quality of many of the factors which we used to assess fair value as of March 31, 2009, will continue to impact the value in the future. Because of the nature of the market value inputs, Delek reclassified its auction rate securities from Level 2 to Level 3 in the third quarter of 2008.

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2009, was (in millions):

	As of March 31, 2009
	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$—	$121.1	$—	$121.1
Auction rate investment	—	—	5.6	5.6

Total assets	—	121.1	5.6	126.7
Liabilities
Commodity derivatives	—	(99.0)	—	(99.0)

Net assets (liabilities)	$—	$22.1	$5.6	$27.7

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by SFAS 157. Derivative assets and liabilities with the same counterparty are not netted, where the legal right of offset exists. This differs from the presentation in the financial statements which reflects the company’s policy under the guidance of FSP 39-1, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of March 31, 2009, $27.7 million of net derivative positions are included in other current assets, and as of March 31, 2008, $3.7 million is included in other current assets and $7.8 million is included in other current liabilities on the accompanying condensed consolidated balance sheets. As of March 31, 2009, $2.2 million of cash collateral is held by counterparty brokerage firms. These amounts have been netted against the net derivative positions with each counterparty.

12.	Derivative Instruments

From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and

•	To limit the exposure to floating-rate fluctuations on current borrowings.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the three months ended March 31, 2009 and 2008.

Swaps

In December 2007, in conjunction with providing E-10 products in our retail markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade which fixed the purchase price of ethanol for a predetermined number of gallons at future dates from April 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the NYMEX which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from April 2008 through December 2009. Delek recorded unrealized losses of $1.1 million and gains of $2.8 million during the three months ended March 31, 2009 and 2008, respectively, and realized gains of $1.6 million during the three months ended March 31, 2009, which were included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations.

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

In accordance with SFAS 133, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the three months ended March 31, 2009, we recognized unrealized gains of $6.8 million and realized gains of $2.6 million, which are both included as an adjustment to cost of goods sold in the condensed consolidated statement of operations as a result of the discontinuation of these cash flow hedges. For the three months ended March 31, 2008, Delek recorded unrealized losses as a component of other comprehensive income of $5.6 million ($3.6 million, net of deferred taxes) related to the change in the fair value of the swaps. There were no realized gains or losses for the three months ended March 31, 2008. As of both March 31, 2009 and December 31, 2008, Delek had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $0.6 million associated with these hedges. The fair value of these contracts remaining in accumulated other comprehensive income will be recognized in income beginning in May 2009, at the time the positions are closed and the hedged transactions are recognized in income.

Forward Fuel Contracts

From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains of $0.6 million and $0.4 million, respectively, during the three months ended March 31, 2009 and 2008, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.

Options

In the first quarter of 2008, Delek entered into a put option with a major financial institution that fixes the sales price of crude oil for a predetermined number of units, which settled in December 2008. Delek

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

recorded a realized loss of $0.1 million during the three months ended March 31, 2008, which is included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no option contracts outstanding during the three months ended March 31, 2009.

Futures Contracts

In the first quarter of 2008, Delek entered into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains (losses) of $0.4 million and $(1.5) million during the three months ended March 31, 2009 and 2008, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.

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

Due to the suspension of operations at the refinery in November 2008, Delek has been unable to take delivery under the refining contracts covering the period of the refinery shutdown and expects to settle these contracts net with the vendors, even though no net settlement provisions exist. Therefore, Delek discontinued the normal purchase exemption under SFAS 133 for the refining contracts covering the periods from January 2009 through April 2009. Delek has recognized realized gains of $2.7 million and an unrealized loss of $4.4 million relating to the market value of these contracts for the three months ended March 31, 2009. There were no futures contracts recorded at fair value under SFAS 133 during the three months ended March 31, 2008.

Interest Rate Instruments

From time to time, Delek enters into interest rate swap and cap agreements that are intended to economically hedge floating rate debt related to our current borrowings. These interest rate derivative instruments are discussed in conjunction with our long term debt in Note 8.

13.	Commitments and Contingencies

Litigation

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee related matters. In addition, OSHA is conducting an investigation concerning the explosion and fire that occurred at the Tyler refinery on November 20, 2008 and certain private parties who claim they were adversely affected by this incident have commenced litigation against us. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

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

Environmental Health and Safety

Delek is subject to various federal, state and local environmental laws. These laws raise potential exposure to future claims and lawsuits involving environmental matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed. While it is often difficult to quantify future environmental-related expenditures, Delek anticipates that continuing capital investments will be required for the foreseeable future to comply with existing regulations.

Based upon environmental evaluations performed internally and by third parties subsequent to our purchase of the Tyler refinery, we have recorded a liability of approximately $7.5 million as of March 31, 2009 relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature which were assumed in connection with the refinery acquisition. This liability includes estimated costs for on-going investigation and remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $3.1 million of the liability is expected to be expended over the next 12 months with the remaining balance of $4.4 million expendable by 2022.

In late 2004, the prior refinery owner began discussions with the United States Environmental Protection Agency (EPA) Region 6 and the United States Department of Justice (DOJ) regarding certain Clean Air Act (CAA) requirements at the refinery. The prior refinery owner expected to settle the matter with EPA and the DOJ by the end of 2005, however, EPA did not present a consent decree and no discussions occurred in 2006. Nonetheless, Delek completed certain capital projects at the refinery that EPA indicated would likely be addressed in a consent decree. Those projects included a new electrical substation to increase operational reliability and additional sulfur removal capacity to address upsets at the refinery.

In June 2007, EPA Region 6 and DOJ resumed negotiations and presented the former owner and Delek with the initial draft of the consent decree in August 2007. The companies provided comments at that time and received a revised draft consent decree in April 2008. The revised draft consent decree addresses capital projects that have either been completed or will not have a material adverse effect upon our future financial results. In addition, the proposed consent decree requires certain on-going operational changes that will increase future operating expenses at the refinery. At this point in time, we believe any such costs will not have a material adverse effect upon our business, financial condition or operations. We have been advised by the EPA and the DOJ that it plans to simultaneously file a complaint and lodge a consent decree by June 30, 2009 in the United States District Court for the Eastern District of Texas naming Refining as defendant.

In October 2007, the Texas Commission on Environmental Quality (TCEQ) approved an Agreed Order in which the Tyler refinery resolved alleged violations of air rules dating back to the acquisition of the refinery. The Agreed Order required the refinery to pay a penalty and fund a Supplemental Environmental Project for which we had previously reserved adequate amounts. In addition, the refinery was required to implement certain corrective measures, which the company has completed, with one exception. Delek has advised the TCEQ of the exception, which we believe will not result in a material adverse effect on our business, financial condition or results of operations.

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Contemporaneous with the refinery purchase, Delek became a party to a Waiver and Compliance Plan with the EPA that extended the implementation deadline for low sulfur gasoline from January 1, 2006 to May 2008, based on the capital investment option we chose. In return for the extension, we agreed to produce 95% of the diesel fuel at the refinery with a sulfur content of 15 ppm or less by June 1, 2006 through the remainder of the term of the Waiver. During the first quarter of 2008, it became apparent to us that the construction of our gasoline hydrotreater would not be completed by the original deadline of May 31, 2008 due to the continuing shortage of skilled labor and ongoing delays in the receipt of equipment. We began discussions with EPA regarding this potential delay in completing the gasoline hydrotreater and agreed to an extension to certain provisions of the Waiver that allowed us to exceed the 80 ppm per-gallon sulfur maximum for up to two months past the original May 31, 2008, compliance date. Construction and commissioning of the gasoline hydrotreater was completed in June 2008 with all gasoline meeting low sulfur specifications by the end of June. All material aspects of the Waiver and Compliance Plan have been completed and we expect the Waiver to be terminated later this year.

The EPA has issued final rules for gasoline formulation that will require further reductions in benzene content by 2011. We have identified and evaluated options for complying with this requirement and are now in the preliminary design phase for the selected option.

The Energy Policy Act of 2005 requires increasing amounts of renewable fuel be incorporated into the gasoline pool through 2012. Under final rules implementing this Act (the Renewable Fuel Standard), the Tyler refinery is classified as a small refinery exempt from renewable fuel standards through 2010. The Energy Independence and Security Act of 2007 increased the amounts of renewable fuel required by the Energy Policy Act of 2005. The EPA has not promulgated implementing rules for the 2007 Act so it is not yet possible to determine what the Tyler refinery compliance requirement will be. Although temporarily exempt from this rule, the Tyler refinery began supplying an E-10 gasoline-ethanol blend in January 2008.

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

In June 2007, OSHA announced it was implementing a National Emphasis Program addressing workplace hazards at petroleum refineries. Under this program, OSHA expects to conduct inspections of process safety management programs at approximately 80 refineries nationwide. On February 19, 2008, OSHA commenced an inspection at our Tyler, Texas refinery. In August 2008, OSHA concluded its inspection and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the citations and do not believe that the outcome will have a material effect on our business.

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

Letters of Credit

As of March 31, 2009, Delek had in place letters of credit totaling approximately $22.9 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, gasoline and diesel purchases for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at March 31, 2009.

14.	Related Party Transactions

At March 31, 2009, Delek Group beneficially owned approximately 73.5% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Itshak Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

In December 2008, Delek Finance, a wholly-owned subsidiary of Delek US Holdings, Inc., borrowed $15 million from Delek Petroleum, Ltd., an Israeli corporation controlled by our indirect majority stockholder, Delek Group. The interest rate was LIBOR plus 4% and the debt was fully repaid on December 31, 2008.

On January 22, 2007, we granted 28,000 stock options to Gabriel Last, one of our directors, under our 2006 Long-Term Incentive Plan. These options vest ratably over four years, have an exercise price of $16.00 per share and will expire on January 22, 2017. The grant to Mr. Last was a special, one-time grant in consideration of his supervision and direction of management and consulting services provided to us by Delek Group. The grant was not compensation for his service as a director. This grant does not mark the adoption of a policy to compensate our non-employee related directors and we do not intend to issue further grants to Mr. Last in the future.

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

On January 12, 2006, we entered into a consulting agreement with Charles H. Green, the father of one of our named executive officers, Frederec Green. Under the terms of the agreement, Charles Green provides assistance and guidance, primarily in the area of electrical reliability, at our Tyler refinery, and is paid $100 per hour for services rendered. We paid a nominal amount and $0.1 million for these services during the three months ended March 31, 2009 and 2008, respectively.

Effective January 1, 2006, Delek entered into a management and consulting agreement with Delek Group, pursuant to which key management personnel of Delek Group, provide management and consulting services to Delek, including matters relating to long-term planning, operational issues and financing strategies. The

Delek US Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

agreement has an initial term of one year and will continue thereafter until either party terminates the agreement upon 30 days’ advance notice. As compensation, the agreement provides for payment to Delek Group of $125 thousand per calendar quarter payable within 90 days of the end of each quarter and reimbursement for reasonable out-of-pocket costs and expenses incurred.

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

15.	Subsequent Events

Dividend Declaration

On May 5, 2009, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on June 17, 2009 to shareholders of record on May 27, 2009.

Exchange Offer for Options Under the 2006 Long-Term Incentive Plan

At our 2009 Annual Meeting of Stockholders held on May 5, 2009, our stockholders approved an amendment to our 2006 Long-Term Incentive Plan (the Plan) to permit a one-time option exchange offer program in which options outstanding under the Plan may be exchanged for replacement options covering fewer shares with an exercise price equal to the higher of $8.00 or the fair market value of our common stock on the date of grant. The material terms of the proposed option exchange program are summarized in our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2009.

Workforce

On April 22, 2009, the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202 ratified a new contract which covers our unionized refinery employees. We completed negotiations with the Local 202 on January 31, 2009, concerning the unionized truck drivers at the refinery. Both contracts run through January 31, 2012. The terms of the contracts meet or exceed the current USW National Oil Bargaining package.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in the Form 10-K filed with the SEC on March 9, 2009. Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	restrictive covenants in our debt agreements;

•	seasonality;

•	terrorist attacks;

•	volatility of derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the heading “Managements Discussion and Analysis” and in our other filings with the SEC.

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

Overview

We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment owns a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (bpd) and light products loading facilities. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminal and crude oil pipelines and owns certain storage facilities. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 469 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. Of these 469 locations, the 12 stores located in Virginia are currently classified as held for sale for accounting purposes. Additionally, we own a minority interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 75,000 bpd moderate complexity crude oil refinery located in El Dorado, Arkansas and other pipeline and product terminals.

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

These external factors affect our pricing, but on November 20, 2008, an explosion and fire occurred at our refinery in Tyler, Texas which halted our production. The explosion and fire caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. We expect to resume normal operations in May 2009.

We carry insurance coverage with $1.0 billion in combined limits to insure property damage and business interruption, which is likely to cover the bulk of the reconstruction and business interruption expense during the transitional recovery period. It is currently anticipated that the combined costs of reconstruction and business interruption will be substantially below $1.0 billion. The actual amount of such insurance claims may vary significantly from current expectations because of a number of factors including, without limitation, the interpretation of insurance policy provisions, the length of the insurance claim, insurance deductible amounts and periods, market conditions that affect projected revenues and firm profits, actual operating and rebuild costs and expenses, additional or revised information, audit adjustments and other verifications of the insurance claim and subsequent events.

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

Executive Summary of Recent Developments

Refining segment activity

The operations at our refining segment were suspended due to the explosion and fire that occurred in the fourth quarter of 2008. During this suspension, we have completed the reconstruction of units partially damaged in the incident, including the saturates gas plant, the naphtha hydrotreater and part of the control room. Concurrent with the rebuild of the damaged units, we completed most of the work on our crude optimization projects and fully completed a maintenance turnaround, both of which were initially scheduled for the fourth quarter 2009. We expect to resume normal operations in May 2009.

Marketing segment activity

Our marketing segment generated net sales for the 2009 first quarter of $68.5 million on sales of approximately 13,300 barrels per day of refined products compared to $184.3 million on sales of approximately 17,300 barrels per day in the first quarter of 2008. Constraints in the mid-continent market related to lower demand put pricing pressure on our West Texas market. This resulted in both lower gallons sold and lower margins.

Retail segment activity

In the first quarter of 2009, we continued to move forward with plans to expand our new MAPCO Mart concept store. From the start of our re-image program in 2006 through the first quarter of 2009, we have completed the re-imaging of approximately 20 percent of our total store base and have plans to re-image more than 20 stores in the second quarter of 2009 and 35-40 in the full year 2009.

In the first quarter of 2009, private label merchandise sales represented 3.25% of total retail segment merchandise sales from continuing operations, compared to 2.80% in the first quarter of 2008. There are several new private label products in development and we intend to continue to introduce new items regularly.

Market Trends

Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum prices is our primary source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell.

We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in volatility in the price of crude oil and product prices in 2009 and 2008. The average price of crude oil in 2009 and 2008 was $43.24 and $97.74 per barrel, respectively. The U.S. Gulf Coast 5-3-2 crack spread ranged from a high of $18.97 per barrel to a low of $2.56 per barrel and averaged $9.14 per barrel during the first quarter of 2009 compared to an average of $8.84 in the first quarter of 2008.

We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $1.04 per gallon to a high of $1.49 per gallon during the first quarter of 2009 and averaged $1.22 per gallon in the 2009 first quarter, which compares to averages of $2.49 per gallon in the first quarter of 2008. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise sales and margins. Finally, the higher cost of fuel has resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.

The cost of natural gas used for fuel in our Tyler refinery has also shown historic volatility. Our average cost of natural gas decreased to $4.58 per million British Thermal Units (MMBTU) in the first quarter of 2009 from $8.85 per million MMBTU in the first quarter of 2008.

As part of our overall business strategy, management determines, based on the market and other factors, whether to maintain, increase or decrease inventory levels of crude or other intermediate feedstocks. At the end of 2008, we reduced certain of our crude and feedstock inventories primarily as a result of the refinery shutdown resulting from the fire in November 2008.

Factors Affecting Comparability

The comparability of our results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is affected by the following factors:

•	The explosion and fire at the Tyler, Texas refinery on November 20, 2008 shut down operations at the refinery for the three months ended March 31, 2009; and

•	volatile commodity prices in both 2009 and 2008, which have dramatically impacted sales and costs of sales.

Summary Financial and Other Information

The following table provides summary financial data for Delek.

	Three Months Ended March 31,
	2009	2008
	(In millions, except share and per share data)

Statement of Operations Data:
Net sales:
Refining	$0.9	$552.8
Marketing	71.6	184.3
Retail	280.0	428.9
Other	0.2	0.1

Total	352.7	1,166.1
Operating costs and expenses:
Cost of goods sold	299.2	1,084.7
Operating expenses	44.1	54.7
Insurance proceeds — business interruption	(21.1)	—
Property damage proceeds, net	(1.6)	—
General and administrative expenses	14.6	13.1
Depreciation and amortization	10.2	9.0

Total operating costs and expenses	345.4	1,161.5

Operating income	7.3	4.6

Interest expense	4.7	6.0
Interest income	(0.1)	(1.1)
Loss from equity method investment	—	6.5
Other expenses, net	—	0.8

Total non-operating expenses	4.6	12.2

Income (loss) from continuing operations before income tax expense (benefit)	2.7	(7.6)
Income tax expense (benefit)	1.1	(2.4)

Income (loss) from continuing operations	1.6	(5.2)
(Loss) income from discontinued operations, net of tax	(1.5)	0.2

Net income (loss)	$0.1	$(5.0)

Basic earnings per share:
Income from continuing operations	$0.03	$(0.10)
Income from discontinued operations	(0.03)	0.01

Total basic earnings per share	$—	$(0.09)

Diluted earnings per share:
Income from continuing operations	$0.03	$(0.10)
Income from discontinued operations	(0.03)	0.01

Total diluted earnings per share	$—	$(0.09)

Weighted average common shares outstanding:
Basic	53,682,070	53,668,058

Diluted	54,381,893	53,668,058

Cash Flow Data:
Cash flows provided by operating activities	$87.5	$60.4
Cash flows (used in) provided by investing activities	(73.7)	8.6
Cash flows provided by (used in) financing activities	26.1	(34.4)

Net increase in cash and cash equivalents	$39.9	$34.6

	Three Months Ended March 31, 2009
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$4.0	$280.0	$68.5	$0.2	$352.7
Intercompany marketing fees and sales	(3.1)	—	3.1	—	—
Operating costs and expenses:
Cost of goods sold	(8.0)	241.3	66.4	(0.5)	299.2
Operating expenses	12.2	31.7	0.2	—	44.1
Insurance proceeds — business interruption	(21.1)	—	—	—	(21.1)
Property damage proceeds, net	(1.6)	—	—	—	(1.6)

Segment contribution margin	$19.4	$7.0	$5.0	$0.7	32.1

General and administrative expenses					14.6
Depreciation and amortization					10.2

Operating income					$7.3

Total assets	$408.6	$457.0	$61.1	$167.2	$1,093.9

Capital spending (excluding business combinations)	$79.9	$0.9	$—	$—	$80.8

	Three Months Ended March 31, 2008
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$556.2	$428.9	$180.9	$0.1	$1,166.1
Intercompany marketing fees and sales	(3.4)	—	3.4	—	—
Operating costs and expenses:
Cost of goods sold	523.1	386.7	177.7	(2.8)	1,084.7
Operating expenses	22.1	32.3	0.2	0.1	54.7

Segment contribution margin	$7.6	$9.9	$6.4	$2.8	26.7

General and administrative expenses					13.1
Depreciation and amortization					9.0

Operating income					$4.6

Total assets	$461.1	$523.2	$85.1	$221.3	$1,290.7

Capital spending (excluding business combinations)	$31.3	$4.3	$0.2	$—	$35.8

(1)	Retail operating results for the three months ended March 31, 2008 have been restated to reflect the reclassification of the Virginia stores to discontinued operations.

Results of Operations

Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2009 versus the Three Months Ended March 31, 2008

For the first quarters of 2009 and 2008, we generated net sales of $352.7 million and $1,166.1 million, respectively, a decrease of $813.4 million or 69.8%. The decrease in net sales is primarily due to the suspension of our operations at the refinery, decreased fuel sales prices at the retail and marketing segments and decreases in same-store fuel and merchandise sales at the retail segment.

Cost of goods sold was $299.2 million for the 2009 first quarter compared to $1,084.7 million for the 2008 first quarter, a decrease of $785.5 million or 72.4%. The decrease in cost of goods sold resulted from the suspension of our operations at the refinery and decreased fuel costs at the retail and marketing segments.

Operating expenses were $44.1 million for the first quarter of 2009 compared to $54.7 million for the 2008 first quarter, a decrease of $10.6 million or 19.4%. This decrease was primarily due to the suspension of our operations at the refinery.

During the first quarter 2009, we recorded insurance proceeds of $30.6 million related to the fourth quarter 2008 incident at the refinery, of which, $21.1 million is included as business interruption proceeds and $9.5 million is included as property damage. We also recorded expenses of $7.9 million, resulting in a net gain of $1.6 million related to property damage proceeds.

General and administrative expenses were $14.6 million for the first quarter of 2009 compared to $13.1 million for the 2008 first quarter, an increase of $1.5 million. The overall increase was primarily due to an increase in property taxes and legal expenses. We do not allocate general and administrative expenses to our operating segments.

Depreciation and amortization was $10.2 million for the 2009 first quarter compared to $9.0 million for the 2008 first quarter. This increase was primarily due to several capital projects that were placed in service at the refinery in the second quarter of 2008.

Interest expense was $4.7 million in the 2009 first quarter compared to $6.0 million for the 2008 first quarter, a decrease of $1.3 million. This decrease was due to a decrease in our average borrowing rates on our variable rate facilities, as well as a decrease in average loan balances. Interest income was $0.1 million for the first quarter of 2009 compared to $1.1 million for the first quarter of 2008, a decrease of $1.0 million. This decrease was primarily due to our reduction in investments in the first quarter of 2009.

Loss from equity method investment was $6.5 million in the first quarter of 2008. Our proportionate share of the loss from our Lion Oil equity investment for this period was $6.2 million. In addition we had amortization expense of $0.3 million related to the fair value differential determined at the acquisition date of our minority investment. We included our proportionate share of the operating results of Lion Oil in our consolidated statements of operations two months in arrears. Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting. Accordingly, there was no income from equity method investment in the first quarter of 2009.

Other expenses, net were $0.8 million in the first quarter of 2008 and primarily relate to the change in fair market value of our interest rate derivatives. Other expenses, net in the first quarter of 2009 were nominal.

Income tax expense (benefit) was $1.1 million for the first quarter of 2009, compared to $(2.4) million for the 2008 first quarter, an increase of $3.5 million. This increase primarily resulted from the net income in the first quarter of 2009, as compared to a net loss in the first quarter of 2008. Our effective tax rate was 40.7% for the first quarter of 2009, compared to 31.6% for the first quarter of 2008.

Operating Segments

We review operating results in three reportable segments: refining, marketing and retail.

Refining Segment

The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended
	March 31,
	2009		2008

Days operated in period		—	91
Total sales volume (average barrels per day)		948	57,509
Products manufactured (average barrels per day):
Gasoline		—	31,322
Diesel/Jet		—	21,305
Petrochemicals, LPG, NGLs		—	1,685
Other		—	2,529

Total production		—	56,841

Throughput (average barrels per day):
Crude oil		—	52,984
Other feedstocks		—	5,099

Total throughput		—	58,083

Per barrel of sales:
Refining operating margin	$	N/A	$5.66
Refining operating margin excluding intercompany marketing service fees	$	N/A	$6.31
Direct operating expenses	$	N/A	$4.21
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)		$43.24	$97.74
US Gulf Coast 5-3-2 crack spread (per barrel)		$9.14	$8.84
US Gulf Coast unleaded gasoline (per gallon)		$1.22	$2.44
Ultra low sulfur diesel (per gallon)		$1.33	$2.81
Natural gas (per MMBTU)		$4.58	$8.58

Net sales for the refining segment were $0.9 million for the first quarter of 2009 compared to $552.8 million for the 2008 first quarter, a decrease of $551.9 million or 99.8%. The minimal sales in the first quarter of 2009 represent the disposition of certain intermediate products necessary to resume operations at the refinery. This decrease is due to the November 20, 2008 explosion and fire that led to the suspension of operations at the refinery.

Cost of goods sold for the first quarter of 2009 was $(8.0) million compared to $523.1 million for the 2008 first quarter, a decrease of $531.1 million or 101.5%. This decrease is a result of the suspension of operations at the refinery for all of the first quarter of 2009. Cost of goods sold in 2009 consisted of gain recognized on derivative contracts.

In conjunction with the acquisition of the Pride assets and the formation of our marketing segment effective August 1, 2006, our refining segment entered into a service agreement with our marketing segment on October 1, 2006, which among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This fee was $3.1 million during the first quarter of 2009 as compared to $3.4 million in the same period of 2008. We eliminate this intercompany fee in consolidation.

During the first quarter of 2009, we recorded insurance proceeds of $30.6 million, of which $21.1 million is included as business interruption proceeds and $9.5 million is included as property damage. We also recorded expenses of $7.9 million, resulting in a net gain of $1.6 million related to property damage proceeds.

Operating expenses were $12.2 million for the 2009 first quarter compared to $22.1 million for the 2008 first quarter. This decrease in operating expense was primarily due to decreases in utilities, chemicals and contractors due to the suspension of operations for the first quarter of 2009.

Contribution margin for the refining segment in the 2009 first quarter was $19.4 million, or 60.4% of our consolidated contribution margin.

Marketing Segment

The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended
	March 31,
	2009	2008

Days operated in period	90	91
Total sales volume (average barrels per day)	13,342	17,258
Products sold (average barrels per day):
Gasoline	6,705	8,042
Diesel/Jet	6,578	9,149
Other	59	67

Total sales (average barrels per day)	13,342	17,258

Direct operating expenses (per barrel of sales)	$0.14	$0.13

Net sales for the marketing segment were $71.6 million in the first quarter of 2009 compared to $184.3 million for the 2008 first quarter. Total sales volume averaged 13,342 barrels per day in the 2009 first quarter compared to 17,258 in the 2008 first quarter. The average sales price per gallon of gasoline decreased to $1.30 per gallon in the first quarter of 2009 from $2.53 in the first quarter of 2008. The average price of diesel also decreased to $1.42 per gallon in the first quarter of 2009 compared to $2.93 per gallon in the first quarter of 2008. Net sales included $3.1 million and $3.4 million of net service fees paid by our refining segment to our marketing segment for the 2009 and 2008 first quarters, respectively. In the 2009 first quarter, these fees were based on the modeled sales included in the refining segment’s business interruption insurance claims. In the 2008 first quarter, these service fees were based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services.

Cost of goods sold was $66.4 million in the first quarter of 2009 approximating a cost per barrel sold of $55.28. This compares to cost of goods sold of $177.7 million for the first quarter of 2008, approximating a cost per barrel sold of $113.50. This cost per barrel resulted in an average gross margin of $4.33 per barrel in the 2009 first quarter compared to $4.22 per barrel in the 2008 first quarter. Additionally, we recognized gains during the 2009 first quarter and the 2008 first quarter of $0.6 million and $0.4 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.

Operating expenses in the marketing segment were approximately $0.2 million for both the first quarter of 2009 and 2008 and primarily relate to utilities and insurance costs.

Contribution margin for the marketing segment in the 2009 first quarter was $5.0 million, or 15.6% of our consolidated segment contribution margin.

Retail Segment

The table below sets forth certain information concerning our retail segment continuing operations:

	Three Months Ended
	March 31,
	2009	2008(1)

Number of stores (end of period)	457	460
Average number of stores	457	460
Retail fuel sales (thousands of gallons)	99,979	102,417
Average retail gallons per average number of stores (in thousands)	219	223
Retail fuel margin ($per gallon)	$0.110	$0.126
Merchandise sales (in thousands)	$85,991	$90,138
Merchandise margin%	31.9%	32.2%
Credit expense (% of gross margin)	7.7%	10.0%
Merchandise and cash over/short (% of net sales)	0.3%	0.3%
Operating expense/merchandise sales plus total gallons	16.4%	16.1%

(1)	Retail operating results for the three months ended March 31, 2008 have been restated to reflect the reclassification of the Virginia stores to discontinued operations.

Net sales for our retail segment in the first quarter of 2009 decreased 34.7% to $280.0 million from $428.9 million in the 2008 first quarter. This decrease was primarily due to a decrease in the retail fuel price per gallon of 41.0% to an average price of $1.81 per gallon in the first quarter of 2009 from an average price of $3.07 per gallon in the first quarter of 2008.

Retail fuel sales were 100.0 million gallons for the 2009 first quarter, compared to 102.4 million gallons for the 2008 first quarter. This decrease was primarily due to a decrease in diesel gallons sold of 12% and one less day of sales in the first quarter of 2009 as compared to the first quarter of 2008, which was a leap year. Comparable store gallons decreased 2.1% between the first quarter of 2009 and the first quarter of 2008. Total fuel sales, including wholesale dollars, decreased 42.7% to $194.1 million in the first quarter of 2009. The decrease was primarily due to the decrease in gallons sold noted above and a decrease of $1.26 per gallon in the average retail price per gallon ($1.81 per gallon in the first quarter of 2009 compared to $3.07 per gallon in the first quarter of 2008).

Merchandise sales decreased 4.6% to $86.0 million in the first quarter of 2009. The decrease in merchandise sales was primarily due to one less day of sales in the first quarter of 2009 as compared to the first quarter of 2008, which was a leap year, a decline in soft drink sales due to fewer multipack promotions and lower sales in our snack, beer and dairy categories. Our comparable store merchandise sales decreased by 4.5% due primarily to the reasons noted above.

Cost of goods sold for our retail segment decreased 37.6% to $241.3 million in the first quarter of 2009. This decrease was primarily due to the decrease in the average cost per gallon of 42.4%, or an average cost of $1.70 per gallon in the first quarter of 2009 when compared to an average cost of $2.95 per gallon in the first quarter of 2008.

Operating expenses were $31.7 million in the 2009 first quarter, a decrease of $0.6 million, or 1.9%. This decrease was due primarily to a decrease in credit expenses, partially offset by higher utilities. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 16.4% in the first quarter of 2009 from 16.1% in the first quarter of 2008.

Contribution margin for the retail segment in the 2009 first quarter was $7.0 million, or 21.8% of our consolidated contribution margin.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operating activities, borrowings under our revolving credit facilities and, due to the refinery incident in the fourth quarter of 2008, business interruption and property damage insurance proceeds covering the period of downtime experienced by the refinery and necessary capital expenditures to repair and replace assets damaged in the incident. We believe that our cash flows from operations, borrowings under our current credit facilities and insurance proceeds will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months.

Additional capital may be required in order to consummate significant acquisitions. We would likely seek these additional funds from a variety of sources, including public or private debt and stock offerings, and borrowings under credit lines or other sources. There can be no assurance that we will be able to raise additional funds on favorable terms or at all.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008

Cash Flow Data:
Cash flows provided by operating activities	$87.5	$60.4
Cash flows (used in) provided by investing activities	(73.7)	8.6
Cash flows provided by (used in) financing activities	26.1	(34.4)

Net increase in cash and cash equivalents	$39.9	$34.6

Cash Flows from Operating Activities

Net cash provided by operating activities was $87.5 million for the 2009 first quarter compared to $60.4 million for the 2008 first quarter. The increase in cash flows from operations in 2009 from 2008 was primarily due to an $18.6 million decrease in accounts receivable, net, a $6.3 million decrease in inventories and other current assets and $0.1 million net income in the first quarter of 2009 as compared to a $5.0 million net loss in the same period of 2008. These changes were partially offset by the decrease in accounts payable and other current liabilities.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(73.7) million for the 2009 first quarter compared to $8.6 million in the 2008 first quarter. This decrease is primarily due to a $45.0 million increase in capital spending in the first quarter of 2009 as compared to the first quarter of 2008 and the cash provided by purchase and sales activity of $44.4 million associated with our short-term investments in the first quarter of 2008. We had no short-term investment activity in the first quarter of 2009.

Cash used in investing activities includes our capital expenditures during the current period of approximately $80.8 million, of which $79.9 million was spent on projects at our refinery, including the rebuild of the saturates gas plant damaged in the explosion and fire in the fourth quarter of 2008, and $0.9 million in our retail segment. During the 2008 first quarter, we spent $31.3 million on projects at our refinery, $4.4 million in our retail segment and $0.2 million in our marketing segment.

Cash Flows from Financing Activities

Net cash provided (used in) by financing activities was $26.1 million in the first quarter of 2009, compared to $(34.4) million in the first quarter of 2008. The increase in net cash from financing activities in the first quarter of 2009 primarily consisted of net proceeds from long-term revolvers of $85.4 million, compared to net payments of $22.4 million in the first quarter of 2008. These increases were partially offset by payments on debt and capital lease obligations of $54.8 million in the 2009 first quarter, as compared to payments of $9.9 million in the 2008 first quarter.

Cash Position and Indebtedness

As of March 31, 2009, our total cash and cash equivalents were $55.2 million and we had total indebtedness of approximately $316.6 million. Borrowing availability under our three separate revolving credit facilities was approximately $49.5 million and we had letters of credit issued of $22.9 million. This amount is net of the borrowing base capacity under the SunTrust Revolver of $38.9 million due to the temporary suspension of this facility as discussed in Note 8. We believe we were in compliance with our covenants in all debt facilities as of March 31, 2009.

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the 2009 first quarter were $80.8 million, of which approximately $79.9 million was spent in our refining segment and $0.9 million in our retail segment. Our capital expenditure budget is approximately $168.5 million for 2009. The following table summarizes our actual capital expenditures for the first quarter of 2009 and planned capital expenditures for the full year 2009 by operating segment and major category (in millions):

		Three Months
	Full Year	Ended March 31,
	2009 Budget	2009 Actual

Refining:
Sustaining maintenance	$7.0	$0.8
Turnaround	36.4	23.3
Regulatory	19.0	2.6
Saturates Gas Plant rebuild	46.4	31.4
Discretionary projects	40.2	21.8

Refining segment total	149.0	79.9

Marketing:
Discretionary projects	1.5	—

Marketing segment total	1.5	—

Retail:
Sustaining maintenance	4.0	0.2
Store enhancements	5.5	0.5
Re-image/builds	8.5	0.2

Retail segment total	18.0	0.9

Total capital spending	$168.5	$80.8

In 2009, we plan to spend approximately $18.0 million in the retail segment, $14.0 million of which is expected to consist of one “raze and rebuild” and the re-imaging of 35 to 40 of our existing stores. In the first quarter of 2009, we spent $0.7 million on these projects. We expect to spend approximately $19.0 million on regulatory projects in the refining segment in 2009. We spent $2.6 million on such projects in the first quarter of 2009. We expect the spending on crude optimization projects in 2009 to be approximately $33.3 million and approximately $13.9 million for other maintenance and discretionary projects. In addition, in 2009, we plan to spend approximately $36.4 million related to scheduled turnaround activities, approximately $46.4 million to rebuild the saturates gas plant due to the refinery fire and explosion, of which we have a $5.0 million property damage insurance deductible and we expect the remainder to be covered under our insurance policy.

Our total planned capital expenditures for the refining segment has increased by approximately $25.0 million from our previous estimates. This increase is primarily attributable to increases in the scope of work being performed in our turnaround activities and the acceleration of certain maintenance and discretionary projects previously planned for 2010 into 2009.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Price Risk Management Activities.  At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. During 2007, in connection with our marketing segment’s supply contracts, we entered into certain futures contracts. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. At March 31, 2009 and December 31, 2008, we had open derivative contracts representing 416,000 barrels and 148,000 barrels, respectively, of refined petroleum products with an unrealized net loss of $0.5 million and $0.8 million, respectively.

In December 2007, in connection with our offering of renewable fuels in our retail segment markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade and a series of OTC swaps based on the futures price of unleaded gasoline as quoted on the New York Mercantile Exchange. In accordance with SFAS 133, all of these swaps are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. As of March 31, 2009 and December 31, 2008, we had open derivative contracts representing 959,762 barrels and 1,214,548 barrels of ethanol, respectively, with unrealized net losses of $5.3 million and $6.8 million, respectively. As of March 31, 2009 and December 31, 2008, we also had open derivative contracts representing 960,000 barrels and 1,200,000 barrels, respectively, of unleaded gasoline with unrealized net gains of $8.0 million and $11.1 million, respectively.

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

In accordance with SFAS 133, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the three months ended March 31, 2009, we recognized unrealized gains of $6.8 million and realized gains of $2.6 million, which are both included as an adjustment to cost of goods sold in the condensed consolidated statement of operations as a result of the discontinuation of these cash flow hedges. For the three months ended March 31, 2008, Delek recorded unrealized losses as a component of other comprehensive income of $5.6 million ($3.6 million, net of deferred taxes) related to the change in the fair value of the swaps. There were no realized gains or losses for the three months ended March 31, 2008. As of both March 31, 2009 and December 31, 2008, Delek had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $0.6 million associated with its cash flow hedges. The fair value of these contracts remaining in accumulated other comprehensive income will be recognized in income beginning in May 2009, at the time the positions are closed and the hedged transactions are recognized in income.

We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At March 31, 2009, we held approximately 0.8 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $41.15 per barrel. At December 31, 2008, market values had fallen below most of our LIFO inventory layer values and, as a result, we recognized a pre-tax losses of approximately $10.9 million relating to the reflection of market value at a level below cost. During the three months ended March 31, 2009, we recognized a gain of $4.8 million relating to the reversal of a portion of these losses, not to exceed LIFO cost, due to the partial recovery of market values. At both March 31, 2009 and December 31, 2008, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was nominal. We refer to this excess as our LIFO reserve.

Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $315.7 million as of March 31, 2009. We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with SFAS 133, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments decreased by a nominal amount and $0.8 million, respectively, for the three months ended March 31, 2009 and 2008. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of March 31, 2009 would be to change interest expense by $3.2 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of March 31, 2009, we had interest rate cap agreements in place representing $60.5 million in notional value with various settlement dates, the latest of which expires in July 2010. These interest rate caps range from 3.75% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.65% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was nominal as of both March 31, 2009 and December 31, 2008.

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

There are no material changes to the risk factors previously disclosed in Delek’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2009.

Item 5.	OTHER INFORMATION

Exchange Offer for Options Under the 2006 Long-Term Incentive Plan

At our 2009 Annual Meeting of Stockholders held on May 5, 2009, our stockholders approved an amendment to our 2006 Long-Term Incentive Plan (the Plan) to permit a one-time option exchange offer program in which options outstanding under the Plan may be exchanged for replacement options covering fewer shares with an exercise price equal to the higher of $8.00 or the fair market value of our common stock on the date of grant. The material terms of the proposed option exchange program are summarized in our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2009.

Employment Agreements

On May 7, 2009, we entered into employment agreements (the Agreement or Agreements) with Assaf Ginzburg, our Vice President of Strategic Planning, and Frederec Green, the President and Chief Operating Officer of our wholly-owned subsidiary, Delek Refining, Inc. Under the terms of the Agreements, Messrs. Ginzburg and Green (the Employee) will each be employed as an Executive Vice President of Delek US Holdings, Inc. for a period of three years commencing May 1, 2009 (the Term).

Messrs. Ginzburg and Green will each receive a base salary of $220,000 during the first twelve months of the Term, $240,000 during the second twelve months of the Term, $260,000 during the final twelve months of the Term and a cash contract bonus of $50,000 upon the commencement of each twelve month period of the Term. If annual cash bonuses are paid during the Term for service during the preceding calendar year,

Messrs. Ginzburg and Green are each guaranteed an annual cash bonus between 33% and 75% of their respective base salary at the end of the bonus year.

Mr. Ginzburg will be granted 90,000 non-qualified stock options under our 2006 Long-Term Incentive Plan (the Plan), Mr. Green will be granted 60,000 non-qualified stock options under the Plan and each of them will be granted 30,000 restricted stock units (RSUs) under the Plan. The stock options and RSUs granted to Messrs. Ginzburg and Green will vest ratably over the first three and four anniversaries, respectively, of the grant date. Upon termination of employment by us at any time and for any reason other than for Cause (as defined in the Agreement), or if employment is terminated by the Employee during the Term for a Good Reason (as defined in the Agreement) or after the Term for any reason (provided that, in the event of termination of employment after the term by the Employee, the Employee provides at least 30 calendar days advance notice of termination), unvested stock options and RSUs will vest immediately to the extent that the stock options and RSUs would have vested had employment with us continued for six months. Stock options that vest or are vested upon termination of employment for any reason other than termination by us for Cause will remain exercisable for one year following termination of employment with us.

Messrs. Ginzburg and Green will continue to receive their current tax preparation and airfare perquisites and Mr. Ginzburg will continue to receive his current residence and automobile perquisites. Beginning May 1, 2009, Mr. Ginzburg is entitled to an education stipend of $1,000 per month for each of his minor children. Mr. Ginzburg’s perquisites will continue for six months following termination of employment with us at any time and for any reason other than termination by us for Cause. Taxes incurred by Messrs. Ginzburg and Green on vested RSUs, airfare perquisites and Mr. Ginzburg’s residence perquisite will be grossed up at the Employee’s marginal tax rate.

Upon termination of employment by us at any time for any reason other than for Cause, upon termination of employment by the Employee during the Term for a Good Reason or upon termination of employment by the Employee after the Term for any reason, the Employee will be entitled to an annual cash bonus (prorated for the period of employment during the applicable bonus year and paid only if annual cash bonuses are paid to other employees), a severance payment equal to 50% of base salary (payable in the event of termination after the Term by the Employee only if the Employee provides at least 30 calendar days advance written notice of termination) and a longevity payment equal to $15,000 for each full year of employment with us.

If the Employee terminates employment during the Term other than for a Good Reason, the Employee shall be entitled to a longevity payment equal to $15,000 for each full year of employment with us. If the Employee terminates employment during the Term other than for a Good Reason and fails to provide at least six months advance written notice of termination, we will be entitled to a buy-out payment equal to the sum of 50% of the Employee’s base salary (reduced by the period of advance notice actually provided by the Employee) and 100% of the applicable contract bonus (reduced by the period of advance notice actually provided by the Employee).

Item 6.	EXHIBITS

Exhibit No.		Description

10	.1++	Modification and Extension of Pipeline Capacity Lease Agreement dated March 31, 2009 between Delek Crude Logistics, LLC and Plains Marketing, L.P.
10.2		Second Amendment dated March 31, 2009 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer.
10	.3*	Letter agreement between Edward Morgan and Delek US Holdings, Inc. dated April 17, 2009.
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

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
Edward Morgan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 11, 2009

EXHIBIT INDEX

Exhibit No.		Description

10	.1++	Modification and Extension of Pipeline Capacity Lease Agreement dated March 31, 2009 between Delek Crude Logistics, LLC and Plains Marketing, L.P.
10.2		Second Amendment dated March 31, 2009 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer.
10	.3*	Letter agreement between Edward Morgan and Delek US Holdings, Inc. dated April 17, 2009.
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.