Form 10-Q
period 2009-06-30
Delek US Holdings, Inc.
filed 2009-08-07
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-32868
DELEK US HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2319066
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

7102 Commerce Way	37027
Brentwood, Tennessee	(Zip Code)
(Address of principal executive offices)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     At August 3, 2009, there were 53,700,570 shares of common stock, $0.01 par value, outstanding.

Part I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2009	2008
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$21.0	$15.3
Accounts receivable	80.9	45.4
Inventory	131.3	80.2
Assets held for sale	7.7	20.9
Other current assets	49.1	38.8

Total current assets	290.0	200.6

Property, plant and equipment:
Property, plant and equipment	848.8	708.9
Less: accumulated depreciation	(147.5)	(127.2)

Property, plant and equipment, net	701.3	581.7

Goodwill	77.5	77.5
Other intangibles, net	9.4	10.0
Minority investment	131.6	131.6
Other non-current assets	7.9	15.8

Total assets	$1,217.7	$1,017.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202.3	$68.0
Current portion of long-term debt and capital lease obligations	56.4	68.9
Note payable	15.0	15.0
Liabilities associated with assets held for sale	0.2	0.2
Accrued expenses and other current liabilities	45.1	34.1

Total current liabilities	319.0	186.2
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	217.3	202.1
Environmental liabilities, net of current portion	4.5	5.2
Asset retirement obligations	6.8	6.6
Deferred tax liabilities	100.2	71.1
Other non-current liabilities	11.7	12.2

Total non-current liabilities	340.5	297.2
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 53,699,445 and 53,682,070 shares issued and outstanding at June 30, 2009 and December 31, 2008	0.5	0.5
Additional paid-in capital	279.5	277.8
Accumulated other comprehensive loss	(0.4)	(0.6)
Retained earnings	278.6	256.1

Total shareholders’ equity	558.2	533.8

Total liabilities and shareholders’ equity	$1,217.7	$1,017.2

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions, except share and per share data)
Net sales	$595.5	$1,388.5	$948.2	$2,554.6
Operating costs and expenses:
Cost of goods sold	518.6	1,298.8	817.8	2,383.5
Operating expenses	55.1	61.1	99.2	115.8
Insurance proceeds — business interruption	(37.0)	—	(58.1)	—
Property damage proceeds, net	(17.3)	—	(18.9)	—
General and administrative expenses	15.6	12.5	30.2	25.6
Depreciation and amortization	12.5	8.8	22.7	17.8
Gain on sale of assets	—	(2.9)	—	(2.9)

Total operating costs and expenses	547.5	1,378.3	892.9	2,539.8

Operating income	48.0	10.2	55.3	14.8

Interest expense	5.7	5.7	10.4	11.7
Interest income	—	(0.5)	(0.1)	(1.6)
Loss from equity method investment	—	0.6	—	7.1
Other expenses (income), net	2.0	(0.1)	2.0	0.7

Total non-operating expenses	7.7	5.7	12.3	17.9

Income (loss) from continuing operations before income tax expense (benefit)	40.3	4.5	43.0	(3.1)
Income tax expense (benefit)	14.0	1.2	15.1	(1.2)

Income (loss) from continuing operations	26.3	3.3	27.9	(1.9)
Income (loss) from discontinued operations, net of tax	0.2	0.7	(1.3)	0.9

Net income (loss)	$26.5	$4.0	$26.6	$(1.0)

Basic earnings per share:
Income (loss) from continuing operations	$0.49	$0.06	$0.52	$(0.04)
Income (loss) from discontinued operations	—	0.01	(0.03)	0.02

Total basic earnings per share	$0.49	$0.07	$0.49	$(0.02)

Diluted earnings per share:
Income (loss) from continuing operations	$0.48	$0.06	$0.51	$(0.04)
Income (loss) from discontinued operations	—	0.01	(0.02)	0.02

Total diluted earnings per share	$0.48	$0.07	$0.49	$(0.02)

Weighted average common shares outstanding:
Basic	53,689,611	53,671,164	53,685,861	53,669,611

Diluted	54,988,101	54,418,019	54,433,686	53,669,611

Dividends declared per common share outstanding	$0.0375	$0.0375	$0.0750	$0.0750

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In millions, except per share data)
Cash flows from operating activities:
Net income (loss)	$26.6	$(1.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22.7	17.8
Amortization of deferred financing costs	3.2	2.2
Accretion of asset retirement obligations	0.2	0.4
Deferred income taxes	29.1	(4.1)
Gain on involuntary conversion of assets	(18.9)	—
Loss from equity method investment	—	7.1
Loss on interest rate derivative instruments	—	0.7
Loss on exchange of auction rate security	2.0	—
Gain on sale of assets	—	(2.9)
Loss on sale of assets held for sale	1.1	—
Stock-based compensation expense	1.7	1.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(35.5)	(51.3)
Inventories and other current assets	(58.4)	(8.0)
Accounts payable and other current liabilities	145.3	92.2
Non-current assets and liabilities, net	3.6	(9.2)

Net cash provided by operating activities	122.7	45.7

Cash flows from investing activities:
Purchases of short-term investments	—	(472.8)
Sales of short-term investments	—	517.2
Capital expenditures to rebuild refinery	(11.2)	—
Property damage insurance proceeds	30.1	—
Purchases of property, plant and equipment	(141.5)	(71.4)
Proceeds from sale of property, plant and equipment	0.4	2.4
Proceeds from sale of assets held for sale	9.3	—

Net cash used in investing activities	(112.9)	(24.6)

Cash flows from financing activities:
Proceeds from revolvers	230.9	413.2
Payments on revolvers	(170.4)	(434.5)
Proceeds from other debt instruments	—	20.0
Payments on debt and capital lease obligations	(57.8)	(33.9)
Dividends paid	(4.1)	(4.0)
Deferred financing costs paid	(2.7)	(0.5)

Net cash used in financing activities	(4.1)	(39.7)

Net increase (decrease) in cash and cash equivalents	5.7	(18.6)
Cash and cash equivalents at the beginning of the period	15.3	105.0

Cash and cash equivalents at the end of the period	$21.0	$86.4

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $1.2 and $2.4 in the 2009 and 2008 periods, respectively	$5.4	$7.2

Income taxes	$—	$—

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
     Delek is listed on the New York Stock Exchange (NYSE) under the symbol “DK.” As of June 30, 2009, 73.5% of our outstanding shares are beneficially owned by Delek Group Ltd. (Delek Group) located in Natanya, Israel.
2. Accounting Policies
Basis of Presentation
     The condensed consolidated financial statements include the accounts of Delek and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on March 9, 2009.
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
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Segment Reporting
     Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in three segments: refining, marketing and retail. The refining segment owns a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and crude oil pipelines and owns certain refined product and crude oil storage facilities. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of 456 company-operated retail fuel and convenience stores. Additionally, we operate 9 retail fuel and convenience stores that are classified as held for sale and included as discontinued operations as of June 30, 2009. Segment reporting is more fully discussed in Note 9.

Discontinued Operations
     In December 2008, we met the requirements under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), to classify our retail segment’s Virginia division (Virginia stores) as a group of assets held for sale. The fair value assessment of these assets, performed in the fourth quarter of 2008, did not result in an impairment. We have ceased depreciation of these assets. We sold 12 of the 36 Virginia stores during December 2008 and an additional 3 and 15 of the Virginia stores during the three and six months ended June 30, 2009, respectively. We expect that we will dispose of the remaining stores in 2009.
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
Cash and Cash Equivalents
     Delek maintains cash and cash equivalents in accounts with large, national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of June 30, 2009, these cash equivalents consisted primarily of overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.
Investments
     We have carried an auction rate investment, valued at $5.6 million, since the auction rate market began to fail in 2008. During 2008, because of these failed auctions, we reclassified our auction rate investment from short-term investments to other non-current assets. The $5.6 million investment we held in auction rate securities had an underlying investment in preferred stock of Bank of America.
     In June 2009, Bank of America made an offer to exchange shares of common stock of Bank of America for some of its preferred stock shares which were outstanding. On June 22, 2009, we redeemed our auction rate trust certificates for series 5, floating rate, non-cumulative preferred stock, which we exchanged on June 23, 2009, for common stock of Bank of America. We recognized a loss of approximately $2.0 million on this exchange, which is included in other expenses on the accompanying condensed consolidated statement of operations.
     We are carrying the 286,496 shares of Bank of America common stock as an investment available for sale, and all changes in value will be recorded to other comprehensive income. The carrying value of this investment as of June 30, 2009 is $3.8 million and is included in other current assets on the accompanying condensed consolidated balance sheet.
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

Property, Plant and Equipment
     Assets acquired by Delek are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in SFAS No. 141, Business Combinations (Revised) (SFAS 141R). Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the useful life of the asset are capitalized. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management’s estimated useful lives of the assets or the remaining lease term.
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
     Property, plant and equipment and accumulated depreciation by reporting segment as of and for the three and six months ended June 30, 2009 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated
Property, plant and equipment	$413.2	$35.0	$398.6	$2.0	$848.8
Less: Accumulated depreciation	(40.2)	(5.0)	(102.2)	(0.1)	(147.5)

Property, plant and equipment, net	$373.0	$30.0	$296.4	$1.9	$701.3

Depreciation expense for the three months ended June 30, 2009	$6.0	$0.5	$5.7	$—	$12.2

Depreciation expense for the six months ended June 30, 2009	$9.7	$0.9	$11.5	$—	$22.1

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment.
Capitalized Interest
     Delek had several capital construction projects in the refining segment and construction related to the new “prototype” store being built in the retail segment. The refining segment capitalized interest of $0.4 million and $1.2 million, respectively, for the three and six months ended June 30, 2009 and $1.1 million and $2.3 million, respectively, for the three and six months ended June 30, 2008. The retail segment capitalized a nominal amount of interest for both the three and six months ended June 30, 2009 and a nominal amount and $0.1 million for the three and six months ended June 30, 2008, respectively. There was no interest capitalized by the marketing segment for the three or six months ended June 30, 2009 or 2008.
Refinery Turnaround Costs
     Refinery turnaround costs are incurred in connection with planned shutdowns and inspections of the refinery’s major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. During the second quarter of 2009, we successfully completed a major turnaround on all of the units at the refinery.

Goodwill and Potential Impairment
     Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek’s goodwill, all of which was acquired in various purchase business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. No events occurred during the three or six months ended June 30, 2009 that would require an evaluation of our goodwill. If a reporting unit’s carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. We do not believe any goodwill impairment existed as of June 30, 2009.
Derivatives
     Delek records all derivative financial instruments, including interest rate swap and cap agreements, fuel-related derivatives, over the counter (OTC) future swaps and forward contracts at estimated fair value regardless of their intended use in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted. Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply the hedging treatment permitted under the provisions of SFAS 133 allowing such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a monthly basis, utilizing valuations from third party financial and brokerage institutions. On a regular basis, Delek enters into commodity contracts with counterparties for crude oil and various finished products. These contracts usually qualify for the normal purchase / normal sale exemption under the standard and, as such, are not measured at fair value.
     Delek’s policy under the guidance of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP 39-1), is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions.
Fair Value of Financial Instruments
     The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107).
     Effective January 1, 2008, Delek adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), which pertain to certain financial assets and liabilities measured at fair value in the statement of position on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS 157 may change the method of calculating fair value, it does not require any new fair value measurements. See Note 10 for further discussion.
     Effective January 1, 2008, Delek adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — an amendment of FASB Statement No. 115 (SFAS 159). This statement permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. At January 1, 2008, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other accounting standards. As such, the adoption of SFAS 159 did not impact our consolidated financial statements.
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
     The reconciliation of the beginning and ending carrying amounts of asset retirement obligations for the six months ended June 30, 2009 and for the year ended December 31, 2008 is as follows (in millions):

	Six Months	Year Ended
	Ended June 30,	December 31,
	2009	2008
Beginning balance	$6.6	$5.3
Additional liabilities(1)	—	0.7
Liabilities settled	—	(0.1)
Accretion expense	0.2	0.7

Ending balance	$6.8	$6.6

(1)	This amount represents management’s recognition of an asset retirement obligation associated with additional underground storage tanks at various retail stores which previously was not assessed as required.
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
Deferred Financing Costs
     Deferred financing costs represent expenses related to issuing our long-term debt and obtaining our lines of credit. These amounts are amortized over the remaining term of the respective financing and are included in interest expense. See Note 7 for further information.
Advertising Costs
     Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the three and six months ended June 30, 2009 was $1.3 million and $1.7 million, respectively, and was $0.7 million and $1.3 million, respectively, for the three and six months ended June 30, 2008.
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
     Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005 or state and local income tax examinations by tax authorities for the years before 2004. The Internal Revenue Service (IRS) has examined Delek’s income tax returns through 2004. During the second quarter of 2008, the IRS began the process of examining Delek’s returns for 2005 and 2006.
     Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount and $0.1 million was recognized related to unrecognized tax benefits during the three and six months ended June 30, 2009. A nominal amount of interest was recognized related to unrecognized tax benefits during the three and six months ended June 30, 2008.
Earnings Per Share
     Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	53,689,611	53,671,164	53,685,861	53,669,611
Dilutive effect of equity instruments	1,298,490	746,855	747,825	—

Weighted average common shares outstanding, assuming dilution	54,988,101	54,418,019	54,433,686	53,669,611

     Outstanding stock options totaling 261,948 and 1,510,108 common shares were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2009. Outstanding stock options totaling 1,912,327 common shares were excluded from the diluted earnings per share calculation for both the three and six months ended June 30, 2008. These share equivalents did not have a dilutive effect under the treasury stock method. Outstanding stock options totaling 764,688 common shares were also excluded from the diluted earnings per share calculation for the six months ended June 30, 2008 because of their anti-dilutive effect due to the net loss for the period.
Shareholders’ Equity
     On May 5, 2009, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per common share, payable to shareholders of record on May 27, 2009. This dividend was paid on June 17, 2009.
Stock-Based Compensation
     SFAS No. 123, Share-Based Payment (Revised) (SFAS 123R), requires the use of a valuation model to calculate the fair value of stock-based awards. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards as of the date of grant.
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

Comprehensive Income
     For the three and six months ended June 30, 2009, comprehensive income includes net income, recognition of unrealized gains on derivative instruments previously designated as cash flow hedges and changes in the fair value of available for sale investments. For the three and six months ended June 30, 2008, comprehensive income includes net income and changes in the fair value of derivative instruments designated as cash flow hedges (in millions).

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$26.5	$4.0	$26.6	$(1.0)
Other comprehensive income (loss):
Gain on available for sale investment, net of tax expense of $0.1 for the three and six months ended June 30, 2009	0.1	—	0.1	—
Net unrealized (gain) loss on derivative instruments, net of tax expense (benefit) of $0.1 and $(6.1) for the three months ended June 30, 2009 and 2008, respectively and $0.1 and $8.1 for the six months ended June 30, 2009 and 2008, respectively	0.1	(10.3)	0.1	(14.2)

Comprehensive (loss) income	$26.7	$(6.3)	$26.8	$(15.2)

New Accounting Pronouncements
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which is effective for interim or annual periods ending after June 15, 2009 and should be applied prospectively. The guidance in Statement 165 is largely similar to the current guidance in the auditing literature with some exceptions which are not intended to result in significant changes in practice. Delek has adopted SFAS 165 in May 2009. The adoption of FASB Statement No. 165 did not have an impact on our financial position or results of operations.
     In April 2009, the FASB issued FASB Staff Positions (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provide new guidance on the recognition and presentation of other-than-temporary-impairments and provide some new disclosure requirements for debt securities. This pronouncement is effective for interim and annual periods ending after June 15, 2009, and is applied to existing and new investments held by an entity as of the beginning of the period in which it was adopted. Delek has adopted this guidance in April 2009. This guidance did not have an impact on our financial position or results of operations.
     In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which is effective for interim and annual periods ending after June 15, 2009, and is applied prospectively. FSP 157-4 amends FASB Statement No. 157, Fair Value Measurements, to provide additional guidance on estimating fair value when the volume and activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This FSP also provides additional guidance on circumstances that may indicate a transaction is not orderly. Delek has adopted FSP 157-4 in April 2009. The new guidance provided by FSP 157-4 did not have an impact on our financial positions or results of operations.
     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which extends the disclosure requirements of SFAS 107 to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. This pronouncement is effective for interim and annual periods ending after June 15, 2009. Delek adopted this pronouncement in April 2009. The additional disclosures required by FSP No. 107-1 and APB 28-1 did not have an impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS 141R, which applies to all transactions in which an entity obtains control of one or more other businesses. In general, SFAS 141R requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date as the fair value measurement point, and modifies the disclosure requirements. This Statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. Delek adopted SFAS 141R effective January 1, 2009 and wrote-off $0.7 million in previously capitalized transaction costs as a result of the adoption. We will also assess the impact of SFAS 141R in the event we enter into a business combination in the future.

     Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160), which changes the classification of non-controlling interests, sometimes called minority interest, in the consolidated financial statements. Additionally, this Statement establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. This Statement is effective January 1, 2009, and will be applied prospectively with the exception of the presentation and disclosure requirements which must be applied retrospectively. Delek has no minority interest reporting in its consolidated reporting, therefore adoption of SFAS 160 does not have an impact on our financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. The standard requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Delek has adopted SFAS 161 effective January 1, 2009. See Note 11 for discussion of our derivative activities.
3. Explosion and Fire at the Tyler, Texas Refinery
     On November 20, 2008, an explosion and fire occurred at our 60,000 barrels per day (bpd) refinery in Tyler, Texas. Several individuals were injured and two of our employees died as a result of the event. The event caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. We resumed normal operations in May 2009.
     Several parallel investigations were commenced following the event, including our own investigation and inspections by the U.S. Department of Labor’s Occupational Safety & Health Administration (OSHA), U.S. Chemical Safety and Hazard Investigation Board (CSB) and the U.S. Environmental Protection Agency (EPA). OSHA concluded its inspection in May 2009 and issued citations assessing an aggregate penalty of approximately $0.2 million. We are contesting these citations and do not believe that the outcome will have a material effect on our business. We cannot assure you as to the outcome of these investigations, including possible civil penalties or other enforcement actions.
     We carry insurance coverage of $1.0 billion in combined limits to insure against property damage and business interruption. We are subject to a $5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. During the three and six months ended June 30, 2009, we recognized income from insurance proceeds of $57.6 million and $88.2 million, respectively, of which, $37.0 million and $58.1 million, respectively, is included as business interruption proceeds and $20.6 million and $30.1 million, respectively, is included as property damage proceeds. We also recorded expenses of $3.3 million and $11.2 million, respectively, resulting in a net gain of $17.3 million and $18.9 million, respectively, related to property damage proceeds on the accompanying condensed consolidated statement of operations. At December 31, 2008, a receivable of $8.4 million was recorded relating to expected insurance proceeds covering certain losses incurred to limit commodity inventory exposure with the suspension of operations at the refinery. This receivable was reversed in January 2009 upon receipt of insurance monies. Since the start of the third quarter 2009, Delek has received approvals for additional payments of $12.0 million.
4. Dispositions and Assets Held for Sale
Virginia Stores
     As of December 31, 2008, the retail segment’s Virginia division met the requirements as enumerated in SFAS 144, requiring the separate reporting of assets held for sale. Management committed to a plan to sell the retail segment’s Virginia stores and proceeded with efforts to locate buyers. However, until we obtained the necessary amendments to our credit agreements, we were encumbered from taking that action. At the time the credit agreement limitations were lifted in December 2008, we had contracts to sell 28 of the 36 Virginia properties. As of June 30, 2009, we have completed the sale of 27 of those 28 properties, 3 and 15 of which were sold during the three and six months ended June 30, 2009, respectively. We continue our efforts to sell the remaining properties. We received proceeds from the sales of the Virginia stores completed during the three and six months ended June 30, 2009, net of expenses, of $2.2 million and $9.3 million, respectively, recognizing gains (losses) on those sales of $0.2 million and $(1.1) million, respectively. In addition to the property, plant and equipment sold, we sold $0.1 million and $0.9 million, respectively, in inventory, at cost, to the buyers during the three and six months ended June 30, 2009.

     The carrying amounts of the Virginia store assets sold during the three and six months ended June 30, 2009 are as follows (in millions):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2009
Inventory	$0.1	$0.9
Property, plant & equipment, net of accumulated depreciation of $0.7 and $4.0 for the three and six months ended June 30, 2009, respectively	2.0	10.4

	$2.1	$11.3

     The carrying amounts of the major classes of assets and liabilities included in assets held for sale and liabilities associated with assets held for sale as of June 30, 2009 and December 31, 2008 are as follows (in millions):

	June 30,	December 31,
	2009	2008
Assets held for sale:
Inventory	$1.1	$2.4
Property, plant & equipment, net of accumulated depreciation of $2.8 million and $6.8 million as of June 30, 2009 and December 31, 2008, respectively	4.9	15.3
Goodwill	1.4	2.9
Other intangibles	0.2	0.3
Other current assets	0.1	—

Assets held for sale	$7.7	$20.9

Liabilities associated with assets held for sale:
Accrued expenses and other current liabilities	$(0.2)	$(0.2)

     Once the Virginia stores were identified as assets held for sale, the operations associated with these properties qualified for reporting as discontinued operations under SFAS 144. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in the condensed consolidated statements of operations and the notes to the condensed consolidated financial statements have been adjusted to exclude the discontinued operations. The amounts eliminated from continuing operations did not include allocations of corporate expenses included in the selling, general and administrative expenses caption in the condensed consolidated statements of operations, nor the income tax benefits from such expenses. Components of amounts reflected in income from discontinued operations for the three and six months ended June 30, 2009 and 2008 are as follows (in millions):

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net sales	$18.8	$61.1	$39.7	$113.2
Operating costs and expenses	(18.7)	(59.9)	(39.3)	(111.7)
Gain (loss) on sale of assets held for sale	0.2	—	(1.1)	—
Write-down of goodwill associated with the sale of assets held for sale	(0.1)	—	(1.5)	—

Income (loss) from discontinued operations before income taxes	0.2	1.2	(2.2)	1.5
Income tax expense (benefit)	—	0.5	(0.9)	0.6

Comprehensive (loss) income	$0.2	$0.7	$(1.3)	$0.9

5. Inventory
     Carrying value of inventories consisted of the following (in millions):

	June 30,	December 31,
	2009	2008
Refinery raw materials and supplies	$21.7	$20.1
Refinery work in process	50.3	13.5
Refinery finished goods	16.2	4.1
Retail fuel	13.2	9.8
Retail merchandise	27.0	27.8
Marketing refined products	2.9	4.9

Total inventories	$131.3	$80.2

     At December 31, 2008, market values had fallen below most of our LIFO inventory layer values and, as a result, we recognized a pre-tax loss of approximately $10.9 million relating to the reflection of market value at a level below cost. During the three and six months ended June 30, 2009, we recognized gains of $5.2 million and $10.0 million, respectively, relating to the reversal of these losses, not to exceed LIFO cost, due to the recovery of market values. At June 30, 2009, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $12.0 million. The excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories at December 31, 2008 was nominal.
Temporary Liquidations
     During the three months ended June 30, 2009, we incurred a temporary LIFO liquidation gain in our refinery inventory of $2.9 million, which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued expenses and other current liabilities in the accompanying June 30, 2009 condensed consolidated balance sheet.
     During the three months ended June 30, 2008, we incurred a temporary LIFO liquidation gain in our refinery inventory of $0.1 million, which was restored by the end of the year. The temporary LIFO liquidation gain was deferred as a component of accrued expenses and other current liabilities.
Permanent Liquidations
     During the three and six months ended June 30, 2009, we incurred a permanent reduction in the LIFO layer, resulting in a liquidation of our refinery inventory in the amount of $0.7 million. This liquidation, which represents a reduction of approximately 45,000 barrels, was recognized as a component of cost of goods sold in the three and six months ended June 30, 2009.
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
6. Minority Investment
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

     Lion Oil, a privately held Arkansas corporation, owns and operates a 75,000 barrel per day, crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s approximately 180 convenience stores in the Memphis and Nashville markets. These product purchases are made at market value and totaled $3.4 million and $5.6 million, respectively, during the three and six months ended June 30, 2009 and $6.0 million and $8.4 million, respectively, during the three and six months ended June 30, 2008. The refining segment also had sales of a nominal amount and $2.5 million of intermediate products to the Lion Oil refinery during the three and six months ended June 30, 2009, respectively. No sales of intermediate products were made during the three or six months ended June 30, 2008.
     At the time of acquisition, we acknowledged that our ownership percentage set a presumption for the use of the equity method of accounting as established in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18). As a result, we reported our investment using the equity method from acquisition through September 30, 2008. However, the guidance provided in FASB Interpretation No. 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock, and our interactions with Lion Oil since acquisition led us to conclude that the initial presumption under APB 18 had been rebutted. Beginning October 1, 2008, we began reporting our investment in Lion Oil using the cost method of accounting. We carried our investment in Lion Oil at $131.6 million as of both June 30, 2009 and December 31, 2008.
7. Long-Term Obligations and Short-Term Note Payable
     Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	June 30,	December 31,
	2009	2008
Senior secured credit facility — term loan	$91.2	$121.2
Senior secured credit facility — revolver	50.8	15.8
Fifth Third — revolver	50.8	18.8
Reliant Bank — revolver	—	6.5
Lehman note	—	27.7
Promissory notes	95.0	95.0
Capital lease obligations	0.9	1.0

	288.7	286.0

Less:
Current portion of long-term debt, notes payable and capital lease obligations	71.4	83.9

	$217.3	$202.1

Senior Secured Credit Facility
     The senior secured credit facility consists of a $120.0 million revolving credit facility and $165.0 million term loan facility, which, as of June 30, 2009, had $50.8 million outstanding under the revolver and $91.2 million outstanding under the term loan. As of June 30, 2009, Lehman Commercial Paper Inc. (LCPI) was the administrative agent and a lender under the facility. During September 2008, upon the bankruptcy filing of its parent company, LCPI informed Express that it would not be funding its pro rata lender participation of future borrowings under the revolving credit facility. Since the communication of its intention through the date of this filing, LCPI has not participated in any borrowings by Express under the revolving credit facility. LCPI’s commitment amount under the revolving credit facility is $12 million. However, the unavailability of LCPI’s pro rata lender participation in the revolving credit facility has not had and is not expected to have a material impact on Express’ liquidity or its operations.
     Borrowings under the senior secured credit facility are secured by substantially all the assets of Express and its subsidiaries. Letters of credit issued under the facility totaled $15.9 million as of June 30, 2009. The senior secured credit facility term loan requires quarterly principal payments of 0.25% of the principal balance through March 31, 2011 and a balloon payment of the remaining principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $19.7 million and $9.5 million in March 2009 and 2008, respectively. In June 2008, Express sold real property operated by a third party for $3.9 million. In September 2008, Express sold its leasehold interest in a location it operated for $4.5 million. The proceeds of the June sale, net of expenses, were used to pay down the term loan, while the net proceeds of the September sale were retained, pursuant to the terms of the facility, for asset reinvestment purposes. During the period from December 2008 through the quarter ended March 31, 2009, consistent with the terms of the December 3, 2008 amendment discussed below, Express disposed of 26 real property assets, of which 24 were located in Virginia. The application of the proceeds from these asset sales, net of any amounts set aside pursuant to the terms of the facility for reinvestment purposes, resulted in the prepayment of the term loan facility in the amount of $16.8 million. During the quarter ended June 30, 2009, Express disposed of an additional 4 real property assets, of which 3 were located in Virginia. The application of the net proceeds from these asset sales resulted in the prepayment of the term loan facility in the amount of $2.7 million. The senior secured credit facility revolver is payable in full upon maturity on April 28, 2010. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” rate. At June 30, 2009, the weighted average borrowing rate was approximately 5.75% for the senior secured credit facility term loan and 5.25% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment under the senior secured credit facility revolver. Amounts available under the senior secured revolver as of June 30, 2009 were approximately $41.2 million excluding the commitment of LCPI as a lender under this facility.
     On December 3, 2008, the credit facility was amended to allow for the disposition of specific Express real and personal property assets in certain of its geographic operating regions. The amendment also allows for additional asset sales of up to $35.0 million per calendar year subject to such sales meeting certain financial criteria. Additionally, the amendment appoints Fifth Third Bank, N.A. as the successor administrative agent subject to the resignation or removal of LCPI. On January 28, 2009, the credit facility was further amended to allow for the one-time prepayment in the amount of $25.0 million toward the outstanding principal of certain subordinated debt owed to Delek and incurred in conjunction with Delek’s purchase, through its Express subsidiary, of 107 retail fuel and convenience stores located in northern Georgia and eastern Tennessee, and related assets, from the Calfee Company of Dalton, Inc. and its affiliates in 2007 (the Calfee acquisition). Pursuant to the terms of the amendment, the $25.0 million prepayment was completed on March 5, 2009. The amendment also implemented a 100 basis point credit spread increase across all tiers in the pricing grid and implemented a LIBOR rate floor of 2.75% for all Eurodollar rate borrowings.
     We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We believe we were in compliance with all covenant requirements as of June 30, 2009.
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
     Effective December 15, 2008 and in light of the temporary suspension of our refining operations, the SunTrust ABL revolver was amended to eliminate any need to maintain minimum levels of borrowing base availability during all times that there are zero utilizations of credit (i.e., loans or letters of credit outstanding) under the facility. During times that there are outstanding utilizations of credit under the facility, in the event that our availability (net of a $15.0 million availability block requirement) under the borrowing base is less than $30.0 million or less than $15.0 million on any given measurement date, we become subject to certain reporting obligations and certain covenants, respectively. Then, effective February 18, 2009, we further amended the SunTrust ABL revolver to suspend the credit facility while the refinery was non-operational. The amendment also provided for a series of conditions precedent to the renewed access to the full terms of the credit facility while allowing for limited letter of credit access during the restart phase of refinery operations. The amendment also added a covenant that requires the restart, by September 30, 2009, of the refining operations at a prescribed throughput level to last for a prescribed duration. This amendment also permitted the sale of refinery’s pipeline and tankage assets located outside of the refinery gates to a subsidiary of Marketing & Supply for net proceeds of no less than $27.5 million which proceeds were required to be used in the refinery. The sale of the assets was subsequently completed on March 31, 2009 for a total consideration of $29.7 million. The amendment also increased credit spreads by 125 basis points across all tiers of the pricing grid and increased the commitment fees by up to 25 basis points. As of June 30, 2009, with the full resumption of refining operations at our Tyler refinery, access to the full terms of the credit facility has been restored. We believe we were in compliance with all covenant requirements under this facility as of June 30, 2009.
     The SunTrust ABL revolver primarily supports our issuances of letters of credit used in connection with the purchases of crude oil for use in our refinery. Such letter of credit usage and any borrowings under the facility may at no time exceed the aggregate borrowing capacity available under the SunTrust ABL revolver. As of June 30, 2009, we had no outstanding loans under the agreement but had letters of credit issued under the facility totaling approximately $112.3 million. Borrowing base capacity as calculated and reported under the terms of the SunTrust ABL revolver, net of a $15.0 million availability block requirement, as of June 30, 2009 was $46.9 million.
     The SunTrust ABL revolver contains certain customary non-financial covenants, including a negative covenant that prohibits us from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against the property, plant and equipment of the refinery, subject to customary exceptions for certain permitted liens.
Fifth Third Revolver
     On July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this revolver were used to fund the working capital needs of the newly formed subsidiary, Delek Marketing & Supply, LP. The Fifth Third revolver initially had a maturity date of July 30, 2007, but on July 27, 2007 the maturity was extended until January 31, 2008. On December 19, 2007, we amended and restated our existing revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $50.0 to $75.0 million, including a $25.0 million sub-limit for letters of credit, and extended the maturity of the facility to December 19, 2012. On October 17, 2008, the agreement was further amended to permit the payment of a one-time distribution of $20.0 million from the borrower, Delek Marketing & Supply, LP, a subsidiary of Marketing to Delek, increase the size of the sub-limit for letters of credit to $35.0 million and reduce the leverage ratio financial covenant limit.
     On March 31, 2009, the credit agreement was amended to permit the use of facility proceeds for the purchase of the crude pipeline and tankage assets of the refinery that are located outside the gates of the refinery and which are used to supply substantially all of the necessary crude feedstock to the refinery from the refining subsidiary to a newly-formed subsidiary of Delek Marketing & Supply LP. Pursuant to the terms of the amendment, the purchase of the crude pipeline and tankage assets was completed on March 31, 2009 for a total consideration of $29.7 million, all of which was borrowed from the Fifth Third revolver. The amendment also increased credit spreads by up to 225 basis points and commitment fees by up to 20 basis points across the various tiers of the pricing grid. In addition, on May 6, 2009, the credit agreement was further amended, effective March 31, 2009, related to the definition of certain covenant terms.
     The revolver bears interest based on predetermined pricing grids that allow us to choose between “Base Rate” or “Eurodollar” rate loans. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply LP. As of June 30, 2009, we had $50.8 million outstanding borrowings under the facility at a weighted average borrowing rate of 4.0%. We also had letters of credit issued under the facility of $10.0 million as of June 30, 2009. Amounts available under the Fifth Third revolver as of June 30, 2009 were approximately $14.2 million.
     We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of June 30, 2009.

Lehman Credit Agreement
     On March 30, 2007, Delek entered into a credit agreement with Lehman Commercial Paper Inc. (LCPI) as administrative agent. Through March 30, 2009, LCPI remained the administrative agent under this facility. The credit agreement provided for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the costs for the Calfee acquisition in April 2007. In December 2008, a related party to the borrower, Finance, purchased a participating stake in the loan outstanding as permitted under the terms of the agreement. At a consolidated level, this resulted in a gain of $1.6 million on the extinguishment of debt. The loans matured on March 30, 2009 and the facility was repaid in full on the maturity date.
Promissory Notes
     On July 27, 2006, Delek executed a three year $30.0 million promissory note in favor of Bank Leumi USA. The proceeds of this note were used to fund an acquisition and working capital needs. On June 23, 2009, this note was amended to extend the maturity date to January 3, 2011 and require quarterly principal amortization in amounts of $2.0 million beginning on April 1, 2010, with a balloon payment of the remaining principal amount due at maturity. As amended, the note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 4.5%. The amendment also introduced certain financial and non-financial covenants and requires a perfected collateral pledge of Delek’s investment shares in Lion Oil by January 4, 2010. The pledged shares will secure any Delek debt obligations outstanding on January 4, 2010 under both Bank Leumi USA Notes and both IDB Notes on a pari passu basis in accordance with the terms of an intercreditor agreement and the stock pledge agreements executed on June 23, 2009 between Bank Leumi USA, IDB, and Delek. As of June 30, 2009, the weighted average borrowing rate for amounts borrowed under this note was 4.5%. We are required to comply with certain financial and non-financial covenants under the Leumi Note, as amended. We believe we were in compliance with all covenant requirements as of June 30, 2009.
     On May 12, 2008, Delek executed a second promissory note in favor of Bank Leumi for $20.0 million, maturing on May 11, 2011. The proceeds of this note were used to reduce short term debt and for working capital needs. This note was amended in December 2008 to change the financial covenant calculation methodology and applicability. The note was further amended on June 23, 2009 to require quarterly principal amortization in the amount of $1.0 million beginning on July 1, 2010, with a balloon payment of the remaining principal amount due at maturity. The amendment also modified certain financial and non-financial covenants and requires a perfected collateral pledge of Delek’s investment shares in Lion Oil by January 4, 2010. The pledged shares will secure any Delek debt obligations outstanding on January 4, 2010 under both Bank Leumi USA Notes and both IDB Notes on a pari passu basis in accordance with the terms of an intercreditor agreement and the stock pledge agreements executed on June 23, 2009 between Bank Leumi USA, IDB, and Delek. As amended, the note bears interest at the greater of a fixed spread over LIBOR for periods of 30 or 90 days, as elected by the borrower, or an interest rate floor of 4.5%. As of June 30, 2009, the weighted average borrowing rate for amounts borrowed under this note was 4.5%. We are required to comply with certain financial and non-financial covenants under the note, as amended. We believe we were in compliance with all covenant requirements as of June 30, 2009.
     On May 23, 2006, Delek executed a $30.0 million promissory note in favor of Israel Discount Bank of New York (IDB Note). The proceeds of this note were used to repay the existing promissory notes in favor of Israel Discount Bank and Bank Leumi USA. On December 30, 2008, the IDB Note was amended and restated. As amended and restated, the IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $1.25 million beginning on March 31, 2010, with a balloon payment of remaining principal amount due at maturity. The IDB Note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. Contemporaneously with the Bank Leumi USA Notes amendment executed on June 23, 2009, as discussed above, Delek’s perfected collateral pledge of its investment shares in Lion Oil is required by January 4, 2010. The pledged shares will secure any Delek debt obligations outstanding on January 4, 2010 under both Bank Leumi USA Notes and both IDB Notes on a pari passu basis in accordance with the terms of an intercreditor agreement and the stock pledge agreements executed on June 23, 2009 between Bank Leumi USA, IDB, and Delek. As of June 30, 2009, the weighted average borrowing rate for amounts borrowed under the IDB Note was 5.0%. We are required to comply with certain financial and non-financial covenants under the IDB Note. We believe we were in compliance with all covenant requirements as of June 30, 2009.
     On December 30, 2008, Delek executed a second promissory note in favor of Israel Discount Bank of New York for $15.0 million. This note matures on December 31, 2009 and is reflected in notes payable on the accompanying consolidated statement of position. The note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. Contemporaneously with the Bank Leumi USA Notes amendment executed on June 23, 2009, as discussed above, Delek’s perfected collateral pledge of its investment shares in Lion Oil is required by January 4, 2010. The pledged shares will secure any Delek debt obligations outstanding on January 4, 2010 under both Bank Leumi USA Notes and both IDB Notes on a pari passu basis in accordance with the terms of an intercreditor agreement and the stock pledge agreements executed on June 23, 2009 between Bank Leumi USA, IDB, and Delek. As of June 30, 2009, the weighted average borrowing rate for amounts borrowed under the note was 5.2%. We are required to comply with certain financial and non-financial covenants under the note. We believe we were in compliance with all covenant requirements as of June 30, 2009.
Reliant Bank Revolver
     On March 28, 2008, we entered into a revolving credit agreement with Reliant Bank, a Tennessee bank, headquartered in Brentwood, Tennessee. The credit agreement provides for unsecured loans of up to $12.0 million. As of June 30, 2009 we had no amounts outstanding under this facility. The facility matures on March 28, 2011 and bears interest at a fixed spread over the 30 day LIBOR rate. This agreement was amended in September 2008 to conform certain portions of the financial covenant definition to those contained in some of our other credit agreements. We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of June 30, 2009.
Letters of Credit
     As of June 30, 2009, Delek had in place letters of credit totaling approximately $142.1 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude oil for the refinery, gasoline and diesel for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at June 30, 2009.
Interest-Rate Derivative Instruments
     Delek had interest rate cap agreements in place totaling $60.0 million and $73.8 million of notional principal amounts at June 30, 2009 and December 31, 2008, respectively. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of SFAS 133, as amended, the fair value of the derivatives is recorded in other non-current assets in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in July 2010. The estimated fair value of our interest rate derivatives at both June 30, 2009 and December 31, 2008 was nominal.
     In accordance with SFAS 133, as amended, we recorded non-cash expense (income) representing the change in estimated fair value of the interest rate cap agreements of nominal amounts for the three and six months ended June 30, 2009, and $(0.1) million and $0.7 million for the three and six months ended June 30, 2008, respectively.
     While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of SFAS 133 in the past, we may choose to elect that treatment in future transactions.
8. Stock Based Compensation
     In April 2006, our Board of Directors adopted the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (the Plan) pursuant to which we may issue an aggregate of 3,053,392 shares of our Common Stock. Under the terms of the Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs) and other stock-based awards to certain directors, officers, employees, consultants and other individuals who perform services for us or our affiliates. The options granted under the Plan are non-qualified and granted at market price or higher. All of the options granted require continued service as a condition to vesting except that the vesting of stock-based awards granted to two executive employees could, under certain circumstances, accelerate upon termination of their employment.
     On May 13, 2009, we filed a Tender Offer statement that gave eligible employees and directors the ability to exchange outstanding options under the Plan with per share exercise prices ranging between $16.00 and $35.08, for new options under the Plan to purchase fewer shares of our common stock at a lower exercise price. This offer expired on June 10, 2009 and we accepted for exchange options to purchase an aggregate of 1,398,641 shares of our common stock, representing 84.28% of the 1,659,589 shares covered by eligible options. We granted replacement options to purchase 803,385 shares of common stock in exchange for the tendered options. The exercise price per share of each replacement option granted pursuant to the Offer was $9.17, the closing price of our common stock on the New York Stock Exchange on the grant date, June 10, 2009. This modification resulted in an additional $0.1 million in stock-based compensation expense, which will be recognized over the remaining terms of the original options granted. Prior to the Tender Offer, approximately 75% of grants under the Plan vested ratably over a period between three to five years and approximately 25% of the grants vested at the end of the fourth year. Following the Tender Offer, we expect that most new awards granted under the Plan will vest ratably over a period of four years.

Compensation Expense Related to Equity-based Awards
     Compensation expense for the equity-based awards amounted to $0.7 million ($0.5 million, net of taxes) and $1.7 million ($1.1 million, net of taxes), respectively, for the three and six months ended June 30, 2009 and $0.9 million ($0.5 million, net of taxes) and $1.8 million ($1.2 million, net of taxes), respectively, for the three and six months ended June 30, 2008. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
     As of June 30, 2009, there was $4.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.0 year.
9. Segment Data
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
     In order to more appropriately align business activities, certain pipeline assets which had been held and managed by the refining segment were sold to the marketing segment on March 31, 2009. These assets and their earnings streams are now reflected in the activities of the marketing segment.
     Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of June 30, 2009, we had 456 stores in total consisting of 262 located in Tennessee, 94 in Alabama, 81 in Georgia, and 12 in Arkansas. The remaining 7 stores are located in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names MAPCO Express®, MAPCO Mart®, Discount Food Mart tm, Fast Food and Fuel tm and Favorite Markets® brands. Additionally, we operated 9 retail fuel and convenience stores in Virginia under the East Coast® brand, which were classified as held for sale as of June 30, 2009. The operating results for these stores, in all periods presented herein, have been included in discontinued operations. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
     Our refining business has a services agreement with our marketing segment, which among other things, requires the refining segment to pay service fees to the marketing segment based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $4.3 million and $7.4 million, respectively, in the three and six months ended June 30, 2009 and $3.6 million and $7.0 million in the three and six months ended June 30, 2008, respectively. Additionally, in April 2009, the refining segment began paying transportation and storage fees to the marketing segment, relating to the utilization of certain pipeline assets. These fees were $2.0 million during the three months ended June 30, 2009. All inter-segment transactions have been eliminated in consolidation.

     The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and For the Three Months Ended June 30, 2009
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$158.1	$345.3	$91.9	$0.2	$595.5
Intercompany marketing fees and sales	(4.3)	—	6.3	(2.0)	—
Operating costs and expenses:
Cost of goods sold	126.1	302.2	90.3	—	518.6
Operating expenses	23.7	33.2	0.2	(2.0)	55.1
Insurance proceeds — business interruption	(37.0)	—	—	—	(37.0)
Property damage proceeds, net	(17.3)	—	—	—	(17.3)

Segment contribution margin	$58.3	$9.9	$7.7	$0.2	76.1

General and administrative expenses					15.6
Depreciation and amortization					12.5

Operating income					$48.0

Total assets	$558.0	$451.3	$61.4	$147.0	$1,217.7

Capital spending (excluding business combinations)	$55.1	$5.6	$—	$—	$60.7

	As of and For the Three Months Ended June 30, 2008
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$636.9	$518.5	$232.9	$0.2	$1,388.5
Intercompany marketing fees and sales	(3.6)	—	3.6	—	—
Operating costs and expenses:
Cost of goods sold	587.5	467.4	230.2	13.7	1,298.8
Operating expenses	25.3	35.5	0.2	0.1	61.1

Segment contribution margin	$20.5	$15.6	$6.1	$(13.6)	28.6

General and administrative expenses					12.5
Depreciation and amortization					8.8
Gain on sale of assets					(2.9)

Operating income					$10.2

Total assets	$458.6	$538.4	$100.7	$199.4	$1,297.1

Capital spending (excluding business combinations)	$26.7	$8.4	$0.5	$—	$35.6

	For the Six Months Ended June 30, 2009
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$162.1	$625.3	$160.4	$0.4	$948.2
Intercompany marketing fees and sales	(7.4)	—	9.4	(2.0)	—
Operating costs and expenses:
Cost of goods sold	118.1	543.5	156.7	(0.5)	817.8
Operating expenses	35.9	64.9	0.4	(2.0)	99.2
Insurance proceeds — business interruption	(58.1)	—	—	—	(58.1)
Property damage proceeds, net	(18.9)	—	—	—	(18.9)

Segment contribution margin	$77.7	$16.9	$12.7	$0.9	108.2

General and administrative expenses					30.2
Depreciation and amortization					22.7

Operating income					$55.3

Capital spending (excluding business combinations)	$135.0	$6.5	$—	$—	$141.5

	For the Six Months Ended June 30, 2008
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$1,193.1	$947.4	$413.8	$0.3	$2,554.6
Intercompany marketing fees and sales	(7.0)	—	7.0	—	—
Operating costs and expenses:
Cost of goods sold	1,110.6	854.1	407.9	10.9	2,383.5
Operating expenses	47.4	67.8	0.4	0.2	115.8

Segment contribution margin	$28.1	$25.5	$12.5	$(10.8)	55.3

General and administrative expenses					25.6
Depreciation and amortization					17.8
Gain on sale of assets					(2.9)

Operating income					$14.8

Capital spending (excluding business combinations)	$58.0	$12.7	$0.7	$—	$71.4

(1)	Retail operating results for the three and six months ended June 30, 2008 have been restated to reflect the reclassification of the Virginia stores to discontinued operations.
10. Fair Value Measurements
     Effective January 1, 2008, Delek adopted SFAS 157, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We elected to implement this statement with the one-year deferral permitted by FSP No. 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities measured at fair value effective January 1, 2009. Because we do not hold any nonfinancial assets or liabilities measured at fair value, this adoption did not impact to our consolidated financial statements.
     SFAS 157 applies to our interest rate and commodity derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material at this time.
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
     We value our available for sale investments using unadjusted closing prices provided by the NYSE as of the balance sheet date, and these would be classified as Level 1 in the fair value hierarchy. OTC commodity swaps, physical commodity purchase and sale contracts and interest rate swaps are generally valued using industry-standard models that consider various assumptions, including quoted forward prices for interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued using quotations provided by brokers based on exchange pricing and/or price index developers such as PLATTS or ARGUS. These are classified as Level 2.

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2009, was (in millions):

	As of June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$77.0	$—	$77.0
Available for sale investment	3.8	—	—	3.8

Total assets	3.8	77.0	—	80.8
Liabilities
Commodity derivatives	—	(63.3)	—	(63.3)

Net assets (liabilities)	$3.8	$13.7	$—	$17.5

     The derivative values above are based on analysis of each contract as the fundamental unit of account as required by SFAS 157. Derivative assets and liabilities with the same counterparty are not netted, where the legal right of offset exists. This differs from the presentation in the financial statements which reflects the company’s policy under the guidance of FSP 39-1, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of June 30, 2009 and December 31, 2008, respectively, $18.1 million and $26.9 million of net derivative positions are included in other current assets on the accompanying condensed consolidated balance sheets. As of June 30, 2009, $4.4 million of cash collateral is held by counterparty brokerage firms. These amounts have been netted with the net derivative positions with each counterparty.
11. Derivative Instruments
     From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:
•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and

•	To limit the exposure to floating-rate fluctuations on current borrowings.
     We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the three and six months ended June 30, 2009 and 2008.
Swaps
     In December 2007, in conjunction with providing E-10 products in our retail markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade, which fixed the purchase price of ethanol for a predetermined number of gallons at future dates from April 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the NYMEX, which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from April 2008 through December 2009. Delek recorded unrealized losses of $0.9 million and $2.4 million, respectively, during the three and six months ended June 30, 2009 and unrealized losses of $13.2 million and $10.4 million, respectively, during the three and six months ended June 30, 2008. Delek recorded realized gains of $0.8 million and $2.5 million, respectively, during the three and six months ended June 30, 2009 and a realized loss of $0.1 million during both the three and six months ended June 30, 2008. These gains and losses were included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.
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
     In accordance with SFAS 133, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the three and six months ended June 30, 2009, we recognized unrealized (losses) gains of $(4.7) million and $2.1 million, respectively, and realized gains of $5.5 million and $8.1 million, which are included as an adjustment to cost of goods sold in the condensed consolidated statement of operations as a result of the discontinuation of these cash flow hedges. For the three and six months ended June 30, 2008, Delek recorded unrealized losses as a component of other comprehensive income of $16.4 million ($10.3 million, net of deferred taxes) and $22.3 million ($14.2 million, net of deferred taxes), respectively, related to the change in the fair value of these swaps. There were no realized gains or losses for the three or six months ended June 30, 2008. As of June 30, 2009 and December 31, 2008, Delek had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $0.5 million and $0.6 million associated with these hedges. The fair value of these contracts remaining in accumulated other comprehensive income will be recognized in income as the positions are closed and the hedged transactions are recognized in income.
Forward Fuel Contracts
     From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized losses of $1.7 million and $1.1 million, respectively, during the three and six months ended June 30, 2009 and $0.9 million and $0.4 million, respectively, during the three and six months ended June 30, 2008, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.
Options
     In the first quarter of 2008, Delek entered into a put option with a major financial institution that fixes the sales price of crude oil for a predetermined number of units, which expired in December 2008. Delek recorded unrealized losses of $0.3 million and $0.4 million, respectively, during the three and six months ended June 30, 2008, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no option contracts outstanding during the three or six months ended June 30, 2009.
Futures Contracts
     In the first quarter of 2008, Delek entered into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized losses of $6.1 million and $7.6 million, respectively, during the three and six months ended June 30, 2008, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were nominal losses on futures contracts during the three and six months ended June 30, 2009.
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
     Due to the suspension of operations at the refinery in November 2008, Delek was unable to take delivery under the refining contracts covering the period of the refinery shutdown and settled these contracts net with the vendors, even though no net settlement provisions exist. Therefore, Delek discontinued the normal purchase exemption under SFAS 133 for the refining contracts covering the periods from January 2009 through April 2009. Delek has recognized realized (losses) gains of $(0.2) million and $2.4 million, respectively, and unrealized losses of a nominal amount and $4.4 million, respectively, relating to the market value of these contracts for the three and six months ended June 30, 2009. There were no futures contracts recorded at fair value under SFAS 133 during the three or six months ended June 30, 2008.
Interest Rate Instruments
     From time to time, Delek enters into interest rate swap and cap agreements that are intended to economically hedge floating rate debt related to our current borrowings. These interest rate derivative instruments are discussed in conjunction with our long term debt in Note 7.

12.  Commitments and Contingencies
Litigation
     In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee related matters. In addition, the EPA is conducting an inspection under Section 114 of the Clean Air Act concerning the explosion and fire that occurred at the Tyler refinery on November 20, 2008 and certain private parties who claim they were adversely affected by this incident have commenced litigation against us. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
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
Environmental Health and Safety
     Delek is subject to various federal, state and local environmental laws. These laws raise potential exposure to future claims and lawsuits involving environmental matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed, or that relate to pre-existing conditions for which we have assumed responsibility. While it is often difficult to quantify future environmental-related expenditures, Delek anticipates that continuing capital investments will be required for the foreseeable future to comply with existing regulations.
     Based upon environmental evaluations performed internally and by third parties subsequent to our purchase of the Tyler refinery, we have recorded a liability of approximately $7.7 million as of June 30, 2009 relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature. This liability includes estimated costs for on-going investigation and remediation efforts for known contaminations of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $3.2 million of the liability is expected to be expended over the next 12 months with the remaining balance of $4.5 million expendable by 2022.
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
     In June 2007, EPA Region 6 and DOJ resumed negotiations and presented the former owner and Delek with the initial draft of the consent decree in August 2007. The companies provided comments at that time and received a revised draft consent decree in April 2008. Delek and the prior owner have finalized negotiations with EPA and DOJ and a final consent decree was executed by the parties and filed in the United States District Court for the Eastern District of Texas on July 20, 2009. Notice of the lodging of the consent decree and of the 30-day public comment period was published in the Federal Register on July 24, 2009. We expect the court to approve and enter the consent decree before the end of the third quarter. The consent decree does not allege any violations by Delek subsequent to the purchase of the refinery and the prior owner is responsible for payment of the assessed penalty. The final consent decree addresses capital projects that have either been completed or will not have a material adverse effect upon our future financial results. In addition, the consent decree requires certain on-going operational changes that will increase future operating expenses at the refinery. We believe any such costs will not have a material adverse effect upon our business, financial condition or operations.
     In October 2007, the Texas Commission on Environmental Quality (TCEQ) approved an Agreed Order that resolved alleged violations of certain air rules that had continued after the Tyler refinery was acquired. The Agreed Order required the refinery to pay a penalty and fund a Supplemental Environmental Project for which we had previously reserved adequate amounts. In addition, the refinery was required to implement certain corrective measures, which the company is scheduled to complete as specified in Agreed Order Docket No. 2006-1433-AIR-E, with one exception. In a letter dated July 31, 2009, the TCEQ confirmed that Delek is no longer required to install a continuous emission monitoring system (CEMS) on the wastewater flare at the Tyler refinery under the Agreed Order due to an amendment to the EPA regulation, on which the requirement was based.
     Contemporaneous with the refinery purchase, Delek became a party to a Waiver and Compliance Plan with the EPA that extended the implementation deadline for low sulfur gasoline from January 1, 2006 to May 2008, based on the capital investment option we chose. In return for the extension, we agreed to produce 95% of the diesel fuel at the refinery with a sulfur content of 15 ppm or less by June 1, 2006 through the remainder of the term of the Waiver. During the first quarter of 2008, it became apparent to us that the construction of our gasoline hydrotreater would not be completed by the original deadline of May 31, 2008 due to the continuing shortage of skilled labor and ongoing delays in the receipt of equipment. We began discussions with EPA regarding this potential delay in the completion of the gasoline hydrotreater and EPA agreed to extend certain provisions of the Waiver that allowed us to exceed the 80 ppm per-gallon sulfur maximum for up to two months past the original May 31, 2008 compliance date. Construction and commissioning of the gasoline hydrotreater was completed in June 2008 and all gasoline has met low sulfur specifications since the end of June. All requirements of the Waiver and Compliance Plan have been completed and EPA terminated the Waiver in early June, 2009.
     The EPA has issued final rules for gasoline formulation that will require further reductions in benzene content by 2011. We have identified and evaluated options for complying with this requirement and are now in the preliminary design phase for the selected option.
     The Energy Policy Act of 2005 requires increasing amounts of renewable fuel to be incorporated into the gasoline pool through 2012. Under final rules implementing this Act (the Renewable Fuel Standard), the Tyler refinery is classified as a small refinery exempt from renewable fuel standards through 2010. The Energy Independence and Security Act of 2007 increased the amounts of renewable fuel required by the Energy Policy Act of 2005. The EPA has not promulgated implementing rules for the 2007 Act so it is not yet possible to determine what the Tyler refinery compliance requirement will be. Although temporarily exempt from this rule, the Tyler refinery began supplying an E-10 gasoline-ethanol blend in January 2008.
     The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of the refinery’s ordinary operations, waste is generated, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund. At this time, we have not been named as a potentially responsible party at any Superfund sites and under the terms of the refinery purchase agreement, we did not assume any liability for wastes disposed of at third party owned treatment, storage or disposal sites prior to our ownership.
     In June 2007, OSHA announced it was implementing a National Emphasis Program (NEP) addressing workplace hazards at petroleum refineries. Under the NEP, OSHA expects to conduct inspections of process safety management programs at approximately 80 refineries nationwide. OSHA conducted an NEP inspection at our Tyler, Texas refinery between February and August of 2008 and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the NEP citations.
     Between November 2008 and May 2009, OSHA conducted another inspection at our Tyler refinery as a result of the explosion and fire that occurred there and issued citations assessing an aggregate penalty of approximately $0.2 million. We are also contesting these citations and do not believe that the outcome of any pending OSHA citations (whether alone or in the aggregate) will have a material adverse effect on our business, financial condition or results of operations.

     In addition to OSHA, the Chemical Safety Board (CSB) has also requested information pertaining to the incident and the EPA has requested information pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act. The investigations by the CSB and EPA are ongoing.
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
Letters of Credit
     As of June 30, 2009, Delek had in place letters of credit totaling approximately $142.1 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as purchases of crude oil for the refinery, gasoline and diesel for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at June 30, 2009.
13.  Related Party Transactions
     At June 30, 2009, Delek Group beneficially owned approximately 73.5% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Itshak Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
     In December 2008, Finance, a wholly-owned subsidiary of Delek, borrowed $15 million from Delek Petroleum, Ltd., an Israeli corporation controlled by our indirect majority stockholder, Delek Group. The interest rate was LIBOR plus 4% and the debt was fully repaid on December 31, 2008.
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
     On January 12, 2006, we entered into a consulting agreement with Charles H. Green, the father of one of our named executive officers, Frederec Green. Under the terms of the agreement, Charles Green provides assistance and guidance, primarily in the area of electrical reliability, at our Tyler refinery, and is paid $100 per hour for services rendered. We paid nominal amounts to Mr. Green in 2009 and during the first quarter of 2008. We paid $0.1 million for his services in the second quarter of 2008.
     Effective January 1, 2006, Delek entered into a management and consulting agreement with Delek Group, pursuant to which key management personnel of Delek Group provide management and consulting services to Delek, including matters relating to long-term planning, operational issues and financing strategies. The agreement had an initial term of one year and continues thereafter until either party terminates the agreement upon 30 days’ advance notice. As compensation, the agreement provides for payment to Delek Group of $125 thousand per calendar quarter payable within 90 days of the end of each quarter and reimbursement for reasonable out-of-pocket costs and expenses incurred.

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
14.  Subsequent Events
Dividend Declaration
     On August 5, 2009, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on September 16, 2009 to shareholders of record on August 26, 2009.
Subsequent Event Evaluation
     We have evaluated subsequent events from June 30, 2009 through the date of the filing of this Form-10Q on August 7, 2009, the date the financial statements were issued. No material subsequent events have occurred during this time which would require recognition in the condensed consolidated financial statements or footnotes as of and for the three or six months ended June 30, 2009.

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
     Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:
•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	seasonality;

•	terrorist attacks;

•	volatility of derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the heading “Managements Discussion and Analysis” and in our other filings with the SEC.
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
Overview
     We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment owns a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (bpd) and light products loading facilities. Our marketing segment sells refined products on a wholesale basis in east and west Texas through company-owned and third-party operated terminals and crude oil pipelines and owns and leases certain refined product and crude oil storage facilities. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 465 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. Of these 465 locations, the 9 stores located in Virginia are currently classified as held for sale for accounting purposes. Additionally, we own a minority interest in Lion Oil Company (Lion Oil), a privately-held Arkansas corporation, which operates a 75,000 bpd moderate complexity crude oil refinery located in El Dorado, Arkansas and other pipeline and product terminals.
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
     The pricing of our refined petroleum products fluctuate significantly with movements in both crude oil and refined petroleum product markets. Both the spread between crude oil and refined petroleum product prices, and more recently the time lag between the fluctuations in those prices, affect our earnings. We compare our per barrel refining operating margin to certain industry benchmarks, specifically the U.S. Gulf Coast 5-3-2 crack spread. The U.S. Gulf Coast 5-3-2 crack spread represents the differential between Platt’s quotations for 3/5 of a barrel of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and 2/5 of a barrel of U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the first month futures price of 5/5 of a barrel of light sweet crude oil on the New York Mercantile Exchange.
     While the increases in the cost of crude oil are reflected in the changes of light refined products over time, the value of heavier products, such as fuel oil, asphalt and coke, do not always move in parallel with crude cost. These disparities in markets may cause additional pressure on our refining margins.
     As we have previously reported, on November 20, 2008, an explosion and fire occurred at our refinery in Tyler, Texas which halted our production. The explosion and fire caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. The refinery was subject to a gradual, monitored restart in early May 2009, culminating in a full resumption of operations on May 18, 2009.  For the three and six months ended June 30, 2009, the refinery was fully operational for a total of 44 days.

     We carry insurance coverage with $1.0 billion in combined limits to insure property damage and business interruption, which is likely to cover the bulk of the reconstruction and business interruption expenses that we incur during the transitional recovery period. Thus far, through June 30, 2009, we have recorded insurance proceeds of $88.2 million, of which $58.1 million is included as business interruption proceeds and $30.1 million is included as property damage proceeds. We also recorded expenses of $11.2 million, resulting in a net gain of $18.9 million related to property damage proceeds. The final total insurance claim has not yet been resolved for a number of reasons, including, without limitation, the interpretation of insurance policy provisions, the length of the insurance claim, insurance deductible amounts and periods, market conditions that affect projected revenues and firm profits, actual operating and rebuild costs and expenses, additional or revised information, audit adjustments and other verifications of the insurance claim and subsequent events.
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
Executive Summary of Recent Developments
Refining segment activity
     The refinery was subject to a gradual, monitored restart in early May 2009, culminating in a full resumption of operations on May 18, 2009. The operations at our refinery had been suspended due to the explosion and fire that occurred in the fourth quarter of 2008. During this suspension, we completed the reconstruction of units partially damaged in the incident, including the saturates gas plant, the naphtha hydrotreater and part of the control room. Concurrent with the rebuild of the damaged units, we completed a maintenance turnaround and completed most of the work on our crude optimization projects, both of which were initially scheduled for the fourth quarter 2009.
     During the period of restart, the refinery built inventories to pre-suspension levels and resumed marketing and sales to existing customers as we were able to prove our production reliability.
Marketing segment activity
     Our marketing segment generated net sales for the 2009 second quarter of $98.2 million on sales of approximately 14,200 barrels per day of refined products compared to $236.5 million on sales of approximately 17,700 barrels per day in the second quarter of 2008. Constraints in the mid-continent market related to lower demand put pricing pressure on our West Texas market. Additionally diminished oil drilling activity in the West Texas area has reduced demand for diesel. Both of these factors resulted in both lower gallons sold and lower margins.
Retail segment activity
     In the first half of 2009, we continued to move forward with our plan to re-image stores to our MAPCO Mart c-store brand by completing 21 additional locations. From the start of our re-imaging program in 2006 through the second quarter of 2009, we have completed the re-image of approximately 25% of our total store base, or 117 stores through June 30, 2009, including the 12 MAPCO Mart large store format prototypes.
     In June 2009, we initiated coordinated fuel promotions and merchandise marketing efforts which were improving store traffic as we exited the second quarter of 2009.

Market Trends
     Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum prices is our primary source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell.
     We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in volatility in the price of crude oil and product prices in 2009 and 2008. The average price of crude oil in the first half of 2009 and 2008 was $51.58 and $111.01 per barrel, respectively. The U.S. Gulf Coast 5-3-2 crack spread ranged from a high of $11.09 per barrel to a low of $4.51 per barrel and averaged $7.76 per barrel during the second quarter of 2009, compared to an average of $13.24 in the second quarter of 2008.
     We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $1.30 per gallon to a high of $2.05 per gallon during the second quarter of 2009 and averaged $1.56 per gallon in the 2009 second quarter, which compares to averages of $3.12 per gallon in the second quarter of 2008. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline.
     The cost of natural gas used for fuel in our Tyler refinery has also shown historic volatility. Our average cost of natural gas decreased to $3.74 per million British Thermal Units (MMBtu) in the second quarter of 2009 from $11.35 per million MMBtu in the second quarter of 2008.
     As part of our overall business strategy, management determines, based on the market and other factors, whether to maintain, increase or decrease inventory levels of crude or other intermediate feedstocks. At the end of 2008, we reduced certain of our crude and feedstock inventories primarily as a result of the refinery shutdown resulting from the fire in November 2008. In April 2009, in preparation for the reinitiating of operations at the refinery, we resumed purchasing activities and began building crude and intermediate inventories to appropriate, on-going operating levels.
Factors Affecting Comparability
     The comparability of our results of operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 is affected by the following factors:
•	The explosion and fire at the Tyler, Texas refinery on November 20, 2008 which shut down operations at the refinery for a portion of the three and six months ended June 30, 2009. Operations fully resumed on May 18, 2009.

•	Volatile commodity prices in both 2009 and 2008, which have dramatically impacted sales and costs of sales, and

•	Change in the accounting for the investment in Lion Oil.

Summary Financial and Other Information
     The following table provides summary financial data for Delek.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions, except share and per share data)
Net sales:
Refining	$153.8	$633.3	$154.7	$1,186.1
Marketing	98.2	236.5	169.8	420.8
Retail	345.3	518.5	625.3	947.4
Other	(1.8)	0.2	(1.6)	0.3

Total	595.5	1,388.5	948.2	2,554.6
Operating costs and expenses:
Cost of goods sold	518.6	1,298.8	817.8	2,383.5
Operating expenses	55.1	61.1	99.2	115.8
Insurance proceeds — business interruption	(37.0)	—	(58.1)	—
Property damage proceeds, net	(17.3)	—	(18.9)	—
General and administrative expenses	15.6	12.5	30.2	25.6
Depreciation and amortization	12.5	8.8	22.7	17.8
Gain on sale of assets	—	(2.9)	—	(2.9)

Total operating costs and expenses	547.5	1,378.3	892.9	2,539.8

Operating income	48.0	10.2	55.3	14.8

Interest expense	5.7	5.7	10.4	11.7
Interest income	—	(0.5)	(0.1)	(1.6)
Loss from equity method investment	—	0.6	—	7.1
Other expenses (income), net	2.0	(0.1)	2.0	0.7

Total non-operating expenses	7.7	5.7	12.3	17.9

Income (loss) from continuing operations before income tax expense (benefit)	40.3	4.5	43.0	(3.1)
Income tax expense (benefit)	14.0	1.2	15.1	(1.2)

Income (loss) from continuing operations	26.3	3.3	27.9	(1.9)
Income (loss) from discontinued operations, net of tax	0.2	0.7	(1.3)	0.9

Net income (loss)	$26.5	$4.0	$26.6	$(1.0)

Basic earnings per share:
Income (loss) from continuing operations	$0.49	$0.06	$0.52	$(0.04)
Income (loss) from discontinued operations	—	0.01	(0.03)	0.02

Total basic earnings per share	$0.49	$0.07	$0.49	$(0.02)

Diluted earnings per share:
Income (loss) from continuing operations	$0.48	$0.06	$0.51	$(0.04)
Income (loss) from discontinued operations	—	0.01	(0.02)	0.02

Total diluted earnings per share	$0.48	$0.07	$0.49	$(0.02)

Weighted average common shares outstanding:
Basic	53,689,611	53,671,164	53,685,861	53,669,611

Diluted	54,988,101	54,418,019	54,433,686	53,669,611

Dividends declared per common share outstanding	$0.0375	$0.0375	$0.0750	$0.0750

Cash Flow Data:
Cash flows provided by operating activities			$122.7	$45.7
Cash flows used in investing activities			(112.9)	(24.6)
Cash flows used in financing activities			(4.1)	(39.7)

Net increase (decrease) in cash and cash equivalents			$5.7	$(18.6)

	As of and For the Three Months Ended June 30, 2009
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$158.1	$345.3	$91.9	$0.2	$595.5
Intercompany marketing fees and sales	(4.3)	—	6.3	(2.0)	—
Operating costs and expenses:
Cost of goods sold	126.1	302.2	90.3	—	518.6
Operating expenses	23.7	33.2	0.2	(2.0)	55.1
Insurance proceeds — business interruption	(37.0)	—	—	—	(37.0)
Property damage proceeds, net	(17.3)	—	—	—	(17.3)

Segment contribution margin	$58.3	$9.9	$7.7	$0.2	76.1

General and administrative expenses					15.6
Depreciation and amortization					12.5

Operating income					$48.0

Total assets	$558.0	$451.3	$61.4	$147.0	$1,217.7

Capital spending (excluding business combinations)	$55.1	$5.6	$—	$—	$60.7

	As of and For the Three Months Ended June 30, 2008
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$636.9	$518.5	$232.9	$0.2	$1,388.5
Intercompany marketing fees and sales	(3.6)	—	3.6	—	—
Operating costs and expenses:
Cost of goods sold	587.5	467.4	230.2	13.7	1,298.8
Operating expenses	25.3	35.5	0.2	0.1	61.1

Segment contribution margin	$20.5	$15.6	$6.1	$(13.6)	28.6

General and administrative expenses					12.5
Depreciation and amortization					8.8
Gain on sale of assets					(2.9)

Operating income					$10.2

Total assets	$458.6	$538.4	$100.7	$199.4	$1,297.1

Capital spending (excluding business combinations)	$26.7	$8.4	$0.5	$—	$35.6

	For the Six Months Ended June 30, 2009
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$162.1	$625.3	$160.4	$0.4	$948.2
Intercompany marketing fees and sales	(7.4)	—	9.4	(2.0)	—
Operating costs and expenses:
Cost of goods sold	118.1	543.5	156.7	(0.5)	817.8
Operating expenses	35.9	64.9	0.4	(2.0)	99.2
Insurance proceeds — business interruption	(58.1)	—	—	—	(58.1)
Property damage proceeds, net	(18.9)	—	—	—	(18.9)

Segment contribution margin	$77.7	$16.9	$12.7	$0.9	108.2

General and administrative expenses					30.2
Depreciation and amortization					22.7

Operating income					$55.3

Capital spending (excluding business combinations)	$135.0	$6.5	$—	$—	$141.5

	For the Six Months Ended June 30, 2008
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$1,193.1	$947.4	$413.8	$0.3	$2,554.6
Intercompany marketing fees and sales	(7.0)	—	7.0	—	—
Operating costs and expenses:
Cost of goods sold	1,110.6	854.1	407.9	10.9	2,383.5
Operating expenses	47.4	67.8	0.4	0.2	115.8

Segment contribution margin	$28.1	$25.5	$12.5	$(10.8)	55.3

General and administrative expenses					25.6
Depreciation and amortization					17.8
Gain on sale of assets					(2.9)

Operating income					$14.8

Capital spending (excluding business combinations)	$58.0	$12.7	$0.7	$—	$71.4

(1)	Retail operating results for the three and six months ended June 30, 2008 have been restated to reflect the reclassification of the Virginia stores to discontinued operations.
Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2009 versus the Three Months Ended June 30, 2008
     For the second quarters of 2009 and 2008, we generated net sales of $595.5 million and $1,388.5 million, respectively, a decrease of $793.0 million or 57.1%. The decrease in net sales is primarily due to the suspension of our operations at the refinery as a result of the explosion and fire on November 20, 2008, as well as decreased fuel sales prices at the refining, retail and marketing segments. The refinery resumed operations in May 2009.
     Cost of goods sold was $518.6 million for the 2009 second quarter compared to $1,298.8 million for the 2008 second quarter, a decrease of $780.2 million or 60.1%. The decrease in cost of goods sold resulted from the suspension of our operations at the refinery and decreased fuel costs at the retail and marketing segments. The refinery resumed operations in May 2009. Cost of goods sold for the second quarter of 2009 and 2008 also include net losses on derivative activity of $0.9 million and $18.8 million, respectively.
     Operating expenses were $55.1 million for the second quarter of 2009 compared to $61.1 million for the 2008 second quarter, a decrease of $6.0 million or 9.8%. This decrease was primarily due to the suspension of our operations at the refinery and decreases in credit expense and salaries at the retail segment.
     During the second quarter of 2009, we recorded insurance proceeds of $57.6 million related to the fourth quarter 2008 incident at the refinery, of which, $37.0 million is included as business interruption proceeds and $20.6 million is included as property damage proceeds. We also recorded expenses of $3.3 million, resulting in a net gain of $17.3 million related to property damage proceeds.
     General and administrative expenses were $15.6 million for the second quarter of 2009 compared to $12.5 million for the 2008 second quarter, an increase of $3.1 million. The overall increase was primarily due to increases in salaried labor and benefits expenses. We do not allocate general and administrative expenses to our operating segments.
     Depreciation and amortization was $12.5 million for the 2009 second quarter compared to $8.8 million for the 2008 second quarter. This increase was primarily due to several capital projects that were placed in service at the refinery, including the saturates gas plant rebuild due to the fourth quarter 2008 explosion and fire, the turnaround activities completed in the second quarter of 2009 and crude optimization projects completed in the second quarter of 2009.
     Interest expense was $5.7 million in both the 2009 and 2008 second quarter. During the second quarter 2009, we experienced a decrease in our average borrowing rates on our variable rate facilities and a decrease in average loan balances when compared to the second quarter of 2008. However we also experienced a decrease in capitalized interest in the second quarter of 2009, resulting in a comparative total interest expense quarter over quarter. Interest income was nominal in the 2009 second quarter and $0.5 million for the second quarter of 2008. This decrease was primarily due to our reduction in investments and lower cash balances in the second quarter of 2009.

     Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting. Accordingly, there was no income from equity method investment in the second quarter of 2009. In the second quarter of 2008, the loss from equity method investment was $0.6 million, which included our proportionate share of the loss from our investment for this period of $0.5 million, as well as amortization expense of $0.1 million related to the fair value differential determined at the acquisition date of our minority investment. We included our proportionate share of the operating results of Lion Oil in our consolidated statements of operations two months in arrears.
     Other expenses (income), net were $2.0 million and $(0.1) million in the second quarter of 2009 and 2008, respectively. In the second quarter of 2009, we exchanged our auction rate security investment for shares of common stock in Bank of America to be held as available for sale securities. This conversion resulted in a loss of $2.0 million in the second quarter of 2009. Other expenses in the second quarter of 2008 primarily relate to the change in fair market value of our interest rate derivatives.
     Income tax expense was $14.0 million for the second quarter of 2009, compared to $1.2 million for the 2008 second quarter, an increase of $12.8 million. This increase primarily resulted from the increase in net income in the second quarter of 2009, as compared the second quarter of 2008. Our effective tax rate was 34.7% for the second quarter of 2009, compared to 26.7% for the second quarter of 2008.
Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2009 versus the Six Months Ended June 30, 2008
     For the six months ended June 30, 2009 and 2008, we generated net sales of $948.2 million and $2,554.6 million, respectively, a decrease of $1,606.4 million or 62.9%. The decrease in net sales is primarily due to the suspension of our operations at the refinery as a result of the explosion and fire on November 20, 2008 and decreased fuel sales prices at the retail and marketing segments. The refinery resumed operations in May 2009.
     Cost of goods sold was $817.8 million for the six months ended June 30, 2009 compared to $2,383.5 million for the six months ended June 30, 2008, a decrease of $1,565.7 million or 65.7%. The decrease in cost of goods sold resulted from the suspension of our operations at the refinery and decreased fuel costs at the retail and marketing segments. The refinery resumed operations in May 2009. Cost of goods sold for the six months ended June 30, 2009 and 2008 also include net gains (losses) on derivative activity of $8.2 million and $(18.1) million, respectively.
     Operating expenses were $99.2 million for the six months ended June 30, 2009 compared to $115.8 million for the six months ended June 30, 2008, a decrease of $16.6 million or 14.3%. This decrease was primarily due to the suspension of our operations at the refinery and decreases in credit expense at the retail segment.
     During the six months ended June 30, 2009, we recorded insurance proceeds of $88.2 million related to the fourth quarter 2008 incident at the refinery, of which, $58.1 million is included as business interruption proceeds and $30.1 million is included as property damage proceeds. We also recorded expenses of $11.2 million, resulting in a net gain of $18.9 million related to property damage proceeds.
     General and administrative expenses were $30.2 million for the six months ended June 30, 2009 compared to $25.6 million for the six months ended June 30, 2008, an increase of $4.6 million. The overall increase was primarily due to increases in property taxes, salaried labor and benefits expenses. We do not allocate general and administrative expenses to the segments.
     Depreciation and amortization was $22.7 million for the six months ended June 30, 2009 compared to $17.8 million for the comparable period in 2008. This increase was primarily due to several capital projects that were placed in service at the refinery in the second quarter of 2009, including the saturates gas plant rebuild due to the fourth quarter 2008 explosion and fire, the turnaround and crude optimization projects completed in the second quarter of 2009.
     In the six months ended June 30, 2008, we recognized a gain on sale of assets of $2.9 million related to the sale of real property owned by the retail segment but operated by a third-party dealer.

     Interest expense was $10.4 million for the six months ended June 30, 2009 compared to $11.7 million for the six months ended June 30, 2008, a decrease of $1.3 million. This decrease was due to a decrease in our average loan balances and letters of credit issued and a decrease in our average borrowing rates on our variable rate facilities. Interest income was $0.1 million for the six months ended June 30, 2009 compared to $1.6 million for the six months ended June 30, 2008, a decrease of $1.5 million. This decrease was due to our reduction in short-term investments and lower cash balances during the first six months of 2009.
     Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting. Accordingly, there was no income from equity method investment in the comparable period of 2009. For the six months ended June 30, 2008, our loss from equity investment was $7.1 million, which included our proportionate share of the income for this period of $6.7 million and $0.4 million of amortization expense related to the fair value differential determined at the acquisition date of our equity investment. We included our proportionate share of the operating results of Lion Oil in our consolidated statements of operations two months in arrears.
     Other expenses, net were $2.0 million and $0.7 million in the six months ended June 30, 2009 and 2008, respectively. In the second quarter of 2009, we exchanged our auction rate securities investment for shares of common stock in Bank of America to be held as available for sale securities. This conversion resulted in a loss of $2.0 million during the six months ended June 30, 2009. Other expenses during the six months ended June 30, 2008 primarily related to the change in fair market value of our interest rate derivatives.
     Income tax expense (benefit) was $15.1 million for the six months ended June 30, 2009, compared to $(1.2) million for the six months ended June 30, 2008, an increase of $16.3 million. This increase primarily resulted from net income for the six months ended June 30, 2009 compared to a net loss in the six months ended June 30, 2008. Our effective tax rate was 35.1% for the six months ended June 30, 2009, compared to 38.7% for the comparable period in 2008.
Operating Segments
     We review operating results in three reportable segments: refining, marketing and retail.
Refining Segment
     The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Days operated in period	44	91	44	182
Total sales volume (average barrels per day)(1)	50,102	51,731	52,041	54,620
Products manufactured (average barrels per day)(1):
Gasoline	26,389	27,669	26,389	29,496
Diesel/Jet	21,394	19,742	21,394	20,523
Petrochemicals, LPG, NGLs	2,804	2,588	2,804	2,137
Other	2,516	2,518	2,516	2,523

Total production	53,103	52,517	53,103	54,679

Throughput (average barrels per day)(1):
Crude oil	55,788	49,542	55,788	51,263
Other feedstocks	—	3,938	—	4,519

Total throughput	55,788	53,480	55,788	55,782

Per barrel of sales:
Refining operating margin	$12.55	$9.73	$15.98	$7.59
Refining operating margin excluding intercompany marketing service fees	$14.52	$10.49	$19.19	$8.29
Direct operating expenses	$10.73	$5.38	$13.94	$4.77
Pricing statistics (average for the period presented)(2):
WTI — Cushing crude oil (per barrel)	$67.50	$124.28	$67.50	$111.01
US Gulf Coast 5-3-2 crack spread (per barrel)(3)	$8.08	$13.24	$8.08	$11.04
US Gulf Coast Unleaded Gasoline (per gallon)	$1.88	$3.12	$1.88	$2.78
Ultra low sulfur diesel (per gallon)	$1.73	$3.65	$1.73	$3.23
Natural gas (per MMBTU)	$3.74	$11.35	$3.74	$9.96

(1)	Results include nominal throughputs and production for the period of gradual restart of the refinery from May 1, 2009 through May 17, 2009. The refinery resumed full operations on May 18, 2009. Sales volumes also include minimal sales of intermediate products made prior to the restart of the refinery.

(2)	This information for the three and six months ended June 30, 2009 is calculated for the 44 days that the refinery was fully operational.

(3)	The average US Gulf Coast 5-3-2 crack spread was $7.76 and $8.58 for the full three and six months ended June 30, 2009.
Comparison of the Three Months Ended June 30, 2009 versus the Three Months Ended June 30, 2008
     Net sales for the refining segment were $153.8 million for the second quarter of 2009 compared to $633.3 million for the 2008 second quarter, a decrease of $479.5 million or 75.7%. This decrease is due to the November 20, 2008 explosion and fire that led to the suspension of operations at the refinery. The refinery resumed operations in May 2009.
     Cost of goods sold for the second quarter of 2009 was $126.1 million compared to $587.5 million for the 2008 second quarter, a decrease of $461.4 million or 78.5%. This decrease is due to the November 20, 2008 explosion and fire that led to the suspension of operations at the refinery. The refinery resumed operations in May 2009. Cost of goods sold for the second quarter of 2009 and 2008 include gains (losses) of $0.7 million and $(6.1) million, respectively, related to derivative contract activity.
     Our refining segment has a service agreement with our marketing segment, which among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This fee was $4.3 million during the second quarter of 2009 as compared to $3.6 million in the same period of 2008. We eliminate this intercompany fee in consolidation.
     During the second quarter of 2009, we recorded insurance proceeds of $57.6 million related to the fourth quarter 2008 incident at the refinery, of which, $37.0 million is included as business interruption proceeds and $20.6 million is included as property damage proceeds. We also recorded expenses of $3.3 million, resulting in a net gain of $17.3 million related to property damage proceeds.
     Operating expenses were $23.7 million for the 2009 second quarter compared to $25.3 million for the 2008 second quarter. This decrease in operating expense was primarily due to decreases in utilities and chemicals due to the suspension of operations and a decrease in the cost of natural gas of $7.66 per MMBTU from $11.35 in the second quarter of 2008 to $3.69 in the second quarter of 2009. This decrease was partially offset by a $1.1 million increase in transportation and pipeline expenses, which are paid to the marketing segment. We eliminate these fees in consolidation.
     Contribution margin for the refining segment in the 2009 second quarter was $58.3 million, or 76.6% of our consolidated contribution margin.
Comparison of the Six Months Ended June 30, 2009 versus the Six Months Ended June 30, 2008
     Net sales for the refining segment were $154.7 million for the six months ended June 30, 2009 compared to $1,186.1 million for the same period in 2008, a decrease of $1,031.4 million or 87.0%. This decrease is due to the November 20, 2008 explosion and fire that led to the suspension of operations at the refinery. The refinery resumed operations in May 2009.
     Cost of goods sold for our refining segment for the six months ended June 30, 2009 was $118.1 million compared to $1,110.6 million for the comparable period of 2008, a decrease of $992.5 million or 89.4%. This decrease is due to the November 20, 2008 explosion and fire that led to the suspension of operations at the refinery. The refinery resumed operations in May 2009. Cost of goods sold for the first half of 2009 and 2008 include gains (losses) of $8.8 million and $(7.6) million, respectively, related to derivative contract activity.
     Our refining segment has a services agreement with our marketing segment, which among other things, requires the refining segment to pay service fees to the marketing segment based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This fee was $7.4 million during the six months ended June 30, 2009 as compared to $7.0 million in the same period of 2008. We eliminate this intercompany fee in consolidation.

     During the six months ended June 30, 2009, we recorded insurance proceeds of $88.2 million related to the fourth quarter 2008 incident at the refinery, of which, $58.1 million is included as business interruption proceeds and $30.1 million is included as property damage. We also recorded expenses of $11.2 million, resulting in a net gain of $18.9 million related to property damage proceeds.
     Operating expenses were $35.9 million for the six months ended June 30, 2009 compared to $47.4 million for the six months ended June 30, 2008. This decrease in operating expense was primarily due to decreases in utilities and chemicals due to the suspension of operations and a decrease in the cost of natural gas of $5.82 per MMBTU from $9.96 for the six months ended June 30, 2008 to $4.14 for the six months ended June 30, 2009. This decrease was partially offset by a $1.1 million increase in transportation and pipeline expenses, which are paid to the marketing segment. We eliminate these fees in consolidation.
     Segment contribution margin for the refining segment for the six months ended June 30, 2009 represented 71.8% of our consolidated segment contribution margin, or $77.7 million.
Marketing Segment
     The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Days operated in period	91	91	181	182
Total sales volume (average barrels per day)	14,231	17,746	13,789	17,502
Products sold (average barrels per day):
Gasoline	7,420	8,932	7,064	8,487
Diesel/Jet	6,752	8,751	6,666	8,950
Other	59	63	59	65

Total sales	14,231	17,746	13,789	17,502

Direct operating expenses (per barrel of sales)	$0.17	$0.15	$0.16	$0.14

Comparison of the Three Months Ended June 30, 2009 versus the Three Months Ended June 30, 2008
     Net sales for the marketing segment were $98.2 million in the second quarter of 2009 compared to $236.5 million for the 2008 second quarter. Total sales volume averaged 14,231 barrels per day in the 2009 second quarter compared to 17,746 in the 2008 second quarter. The average sales price per gallon of gasoline decreased to $1.74 per gallon in the second quarter of 2009 from $3.14 in the second quarter of 2008. The average price of diesel also decreased to $1.64 per gallon in the second quarter of 2009 compared to $3.74 per gallon in the second quarter of 2008. Constraints in the midcontinent market related to lower demand, put pricing pressure on our west Texas market. Additionally, diminished oil drilling activity in the west Texas area reduced demand for diesel. Net sales included $6.3 million and $3.6 million of net service fees paid by our refining segment to our marketing segment for the 2009 and 2008 second quarters, respectively. In the 2009 second quarter, during the period of suspension of operations at the refinery, these fees were based on the modeled sales included in the refining segment’s business interruption insurance claims. In the remainder of the 2009 second quarter when the refinery was in operation and in the 2008 second quarter, these service fees were based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services.
     Cost of goods sold was $90.3 million in the second quarter of 2009 approximating a cost per barrel sold of $69.77. This compares to cost of goods sold of $230.2 million for the second quarter of 2008, approximating a cost per barrel sold of $142.53. This cost per barrel resulted in an average gross margin of $4.56 per barrel in the 2009 second quarter compared to $3.92 per barrel in the 2008 second quarter. Additionally, we recognized (losses) gains during the second quarters of 2009 and 2008 of $(1.6) million and $0.9 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
     Operating expenses in the marketing segment were approximately $0.2 million for both the second quarters of 2009 and 2008 and primarily relate to utilities and insurance costs.
     Contribution margin for the marketing segment in the 2009 second quarter was $7.7 million, or 10.1% of our consolidated segment contribution margin.

Comparison of the Six Months Ended June 30, 2009 versus the Six Months Ended June 30, 2008
     Net sales for the marketing segment were $169.8 million in the six months ended June 30, 2009 compared to $420.8 million for the six months ended June 30, 2008. Total sales volume averaged 13,789 barrels per day during the six months ended June 30, 2009 compared to 17,502 in the 2008 comparable period. The average sales price per gallon of gasoline decreased to $1.53 per gallon in the six months ended June 30, 2009 from $2.85 for the same period in 2008. The average price of diesel also decreased to $1.53 per gallon in the six months ended June 30, 2009 compared to $3.33 per gallon in the comparable period of 2008. Constraints in the midcontinent market related to lower demand, put pricing pressure on our west Texas market throughout the period. Additionally, in the second quarter, diminished oil drilling activity in the west Texas area reduced demand for diesel. Net sales included $9.4 million and $7.0 million of net service fees paid by our refining segment to our marketing segment for the six months ended June 30, 2009 and 2008, respectively. In the first half of 2009, during the period of suspension of operations at the refinery, these fees were partially based on the modeled sales included in the refining segment’s business interruption insurance claims. In the remainder of the 2009 second quarter when the refinery was in operation and in the 2008 second quarter, these service fees were based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services.
     Cost of goods sold was $156.7 million in the first half of 2009 approximating a cost per barrel sold of $62.80. This compares to cost of goods sold of $407.9 million for the same period in 2008, approximating a cost per barrel sold of $128.05. This cost per barrel resulted in an average gross margin of $4.45 per barrel for the six months ended June 30, 2009 compared to $4.07 per barrel for the same period in 2008. Additionally, we recognized (losses) gains during the second quarters of 2009 and 2008 of $(1.1) million and $0.4 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
     Operating expenses in the marketing segment were approximately $0.4 million for both the six months ended June 30, 2009 and 2008 and primarily relate to utilities and insurance costs.
     Contribution margin for the marketing segment for the six months ended June 30, 2009 was $12.7 million, or 11.7% of our consolidated segment contribution margin.
Retail Segment
     The table below sets forth certain information concerning our retail segment continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008(1)	2009	2008(1)
Number of stores (end of period)	456	461	456	461
Average number of stores	456	460	456	460
Retail fuel sales (thousands of gallons)	103,598	105,079	203,576	207,496
Average retail gallons per average number of stores (in thousands)	227	228	446	451
Retail fuel margin ($ per gallon)	$0.123	$0.174	$0.116	$0.150
Merchandise sales (in thousands)	$98,648	$100,222	$184,639	$190,360
Merchandise margin %	30.1%	31.8%	30.9%	32.0%
Credit expense (% of gross margin)	8.5%	9.9%	8.1%	9.9%
Merchandise and cash over/short (% of net sales)	0.2%	0.2%	0.2%	0.2%
Operating expense/merchandise sales plus total gallons	15.8%	16.6%	16.1%	16.3%

(1)	Retail operating results for the three and six months ended June 30, 2008 have been restated to reflect the reclassification of the Virginia stores to discontinued operations.
Comparison of the Three Months Ended June 30, 2009 versus the Three Months Ended June 30, 2008
     Net sales for our retail segment in the second quarter of 2009 decreased 33.4% to $345.3 million from $518.5 million in the 2008 second quarter. This decrease was primarily due to a decrease in the retail fuel price per gallon of 40.0% to an average price of $2.22 per gallon in the second quarter of 2009 from an average price of $3.70 per gallon in the second quarter of 2008.
     Retail fuel sales were 103.6 million gallons for the 2009 second quarter, compared to 105.1 million gallons for the 2008 second quarter. Comparable store gallons decreased 0.8% between the second quarter of 2009 and the second quarter of 2008. Total fuel sales, including wholesale dollars, decreased 41.1% to $246.5 million in the first quarter of 2009. The decrease was primarily due to the decrease in gallons sold noted above and a decrease of $1.48 per gallon in the average retail price per gallon ($2.22 per gallon in the second quarter of 2009 compared to $3.70 per gallon in the second quarter of 2008).
     Merchandise sales decreased 1.6% to $98.6 million in the second quarter of 2009. On April 1, 2009, a federal tax increase of 62 cents per pack went into effect and increased our merchandise sales dollars. Without the cigarette tax increase, merchandise sales decline would have been steeper. In addition to the cigarette tax, the decrease was primarily due to lower sales in the dairy category, which includes water, juice, energy drinks and dairy items, and the beer category. Our comparable store merchandise sales decreased by 1.3% for primarily the same reason.
     Cost of goods sold for our retail segment decreased 35.3% from $467.4 million in the second quarter of 2008 to $302.2 million in the second quarter of 2009. This decrease was primarily due to the decrease in the average cost per gallon of 40.6%, or an average cost of $2.09 per gallon in the second quarter of 2009 when compared to an average cost of $3.52 per gallon in the second quarter of 2008.
     Operating expenses were $33.2 million in the 2009 second quarter compared to $35.5 million in the 2008 second quarter, a decrease of $2.3 million, or 6.5%. This decrease was due primarily to a decrease in credit expenses. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations decreased to 15.8% in the second quarter of 2009 from 16.6% in the second quarter of 2008.
     Contribution margin for the retail segment in the 2009 second quarter was $9.9 million, or 13.0% of our consolidated contribution margin.
Comparison of the Six Months Ended June 30, 2009 versus the Six Months Ended June 30, 2008
     Net sales for our retail segment in the six months ended June 30, 2009 decreased 34.0% to $625.3 million from $947.4 million in the comparable 2008 period. This decrease was primarily due a decrease in the retail fuel price per gallon of 40.4% to an average price of $2.02 per gallon in the first half of 2009 from an average price of $3.39 per gallon in the first half of 2008.
     Retail fuel sales were 203.6 million gallons for the six months ended June 30, 2009, compared to 207.5 million gallons for the six months ended June 30, 2008. Total fuel sales, including wholesale dollars, decreased 41.8% to $440.6 million in the six months ended June 30, 2009. The decrease was primarily due to a decrease of $1.37 per gallon in the average retail price per gallon ($2.02 per gallon in the six months ended June 30, 2009 compared to $3.39 per gallon in the six months ended June 30, 2008).
     Merchandise sales decreased 3.0% to $184.6 million in the six months ended June 30, 2009. This decrease was primarily due to decreases in the dairy, beer and snacks categories. These decreases were partially offset by higher cigarette sales, which can be attributed to the April 1, 2009 federal tax increase on cigarettes. Our comparable store merchandise sales decreased by 2.8% for primarily the same reasons.
     Cost of goods sold for our retail segment decreased 36.4% from $854.1 million in the six months ended June 30, 2008 to $543.5 million in the six months ended June 30, 2009. This decrease was primarily due to a decrease in the average cost of fuel of $1.34 per gallon, to $1.90 per gallon in the six months ended June 30, 2009 as compared to $3.24 per gallon in the 2008 comparable period.
     Operating expenses were $64.9 million in the six months ended June 30, 2009 compared to $67.8 million in six months ended June 30, 2008, a decrease of $2.9 million, or 4.3%. This decrease was due primarily to lower credit card expenses. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations decreased to 16.1% in the six months ended June 30, 2009 from 16.3% in the six months ended June 30, 2008.
     Segment contribution margin for the retail segment for the six months ended June 30, 2009 represented 15.6% of our total contribution margin or $16.9 million.
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
Cash Flows
     The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2009 and 2008 (in millions):

	Six Months Ended June 30,
	2009	2008
Cash Flow Data:
Cash flows provided by operating activities	$122.7	$45.7
Cash flows used in investing activities	(112.9)	(24.6)
Cash flows used in financing activities	(4.1)	(39.7)

Net increase (decrease) in cash and cash equivalents	$5.7	$(18.6)

Cash Flows from Operating Activities
     Net cash provided by operating activities was $122.7 million for the six months ended June 30, 2009 compared to $45.7 million for the same period in 2008. The increase in cash flows from operations in 2009 from 2008 was primarily due to a $29.1 million increase in deferred taxes, an increase in accounts payable and other current liabilities and $26.6 million net income in the second quarter of 2009 as compared to a $1.0 million net loss in the same period of 2008. These changes were partially offset by an increase in inventories and other current assets.
Cash Flows from Investing Activities
     Net cash used in investing activities was $112.9 million for the six months ended June 30, 2009 compared to $24.6 million in the six months ended June 30, 2008. This increase is primarily due to a $70.1 million increase in capital spending in the first half of 2009 as compared to the first half of 2008 and the cash provided by purchase and sales activity of $44.4 million associated with our short-term investments in the first half of 2008. We had no short-term investment activity in the first half of 2009.
     Cash used in investing activities includes our capital expenditures during the current period of approximately $141.5 million, of which $135.0 million was spent on projects at our refinery, including the rebuild of the saturates gas plant damaged in the explosion and fire in the fourth quarter of 2008, and $6.5 million in our retail segment. During the 2008 first half, we spent $58.0 million on projects at our refinery, $12.7 million in our retail segment and $0.5 million in our marketing segment.
Cash Flows from Financing Activities
     Net cash used in financing activities was $4.1 million during the six months ended June 30, 2009, compared to $39.7 million in the first half of 2008. The decrease in net cash used in financing activities in the first half of 2009 primarily consisted of net proceeds from long-term revolvers of $60.5 million, compared to net payments of $21.3 million in the first half of 2008. These decreases were partially offset by payments on debt and capital lease obligations of $57.8 million in the 2009 first half, as compared to payments of $33.9 million in the 2008 first half.
Cash Position and Indebtedness
     As of June 30, 2009, our total cash and cash equivalents were $21.0 million and we had total indebtedness of approximately $288.7 million. Borrowing availability under our four separate revolving credit facilities was approximately $114.3 million and we had letters of credit issued of $142.1 million. We believe we were in compliance with our covenants in all debt facilities as of June 30, 2009.

Capital Spending
     A key component of our long-term strategy is our capital expenditure program. Our capital expenditures through the 2009 second quarter were $141.5 million, of which approximately $135.0 million was spent in our refining segment and approximately $6.5 million was spent in our retail segment. Our capital expenditure budget is approximately $172.3 million for 2009. The following table summarizes our actual capital expenditures through the second quarter of 2009 and planned capital expenditures for the full year 2009 by operating segment and major category (in millions):

		Six Months
	Full Year	Ended June 30,
	2009 Budget	2009 Actual
Refining:
Sustaining maintenance	$5.0	$2.7
Turnaround	46.5	45.6
Regulatory	15.9	7.3
Saturates Gas Plant rebuild	47.4	47.3
Discretionary projects	38.0	32.1

Refining segment total	152.8	135.0

Marketing:
Discretionary projects	1.5	—

Marketing segment total	1.5	—

Retail:
Sustaining maintenance	4.0	0.9
Store enhancements	5.5	1.4
Re-image/builds	8.5	4.2

Retail segment total	18.0	6.5

Total capital spending	$172.3	$141.5

     In 2009, we plan to spend approximately $18.0 million in the retail segment, $14.0 million of which is expected to consist of one “raze and rebuild” and the re-imaging of 35 to 40 of our existing stores. Through the second quarter of 2009, we spent $5.6 million on these projects, including the completion of 21 re-imaging projects. We expect to spend approximately $15.9 million on regulatory projects in the refining segment in 2009. We spent $7.3 million on such projects through the second quarter of 2009. We expect the spending on crude optimization projects in 2009 to be approximately $32.1 million and approximately $10.9 million for other maintenance and discretionary projects. In the first half 2009, we spent approximately $45.6 million related to scheduled turnaround activities and approximately $47.3 million to rebuild the saturates gas plant due to the refinery fire and explosion.
     Our total planned capital expenditures for the refining segment has increased by approximately $3.7 million from our previous estimates. This increase is primarily attributable to increases in the scope of work being performed in our turnaround activities and the acceleration into 2009 of certain maintenance and discretionary projects previously planned for 2010.
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
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements as of June 30, 2009.
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
     Price Risk Management Activities.  At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. During 2007, in connection with our marketing segment’s supply contracts, we entered into certain futures contracts. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. At June 30, 2009 and December 31, 2008, we had open derivative contracts representing 205,000 barrels and 148,000 barrels, respectively, of refined petroleum products with an unrealized net loss of $1.5 million and $0.8 million, respectively.
     In December 2007, in connection with our offering of renewable fuels in our retail segment markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade and a series of OTC swaps based on the futures price of unleaded gasoline as quoted on the New York Mercantile Exchange. In accordance with SFAS 133, all of these swaps are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. As of June 30, 2009 and December 31, 2008, we had open derivative contracts representing 671,833 barrels and 1,214,548 barrels of ethanol, respectively, with unrealized net losses of $3.7 million and $6.8 million, respectively. As of June 30, 2009 and December 31, 2008, we also had open derivative contracts representing 672,000 barrels and 1,200,000 barrels, respectively, of unleaded gasoline with unrealized net gains of $5.6 million and $11.1 million, respectively.
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
     In accordance with SFAS 133, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the three and six months ended June 30, 2009, we recognized unrealized (losses) gains of $(4.7) million and $2.1 million, respectively, and realized gains of $5.5 million and $8.1, which are included as an adjustment to cost of goods sold in the condensed consolidated statement of operations as a result of the discontinuation of these cash flow hedges. For the three and six months ended June 30, 2008, Delek recorded unrealized losses as a component of other comprehensive income of $16.4 million ($10.3 million, net of deferred taxes) and $22.3 million ($14.2 million, net of deferred taxes), respectively, related to the change in the fair value of these swaps. There were no realized gains or losses for the three or six months ended June 30, 2008. As of June 30, 2009 and December 31, 2008, Delek had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $0.5 million and $0.6 million associated with these hedges. The fair value of these contracts remaining in accumulated other comprehensive income will be recognized in income as the positions are closed and the hedged transactions are recognized in income.
     We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At June 30, 2009, we held approximately 1.4 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $58.63 per barrel. At December 31, 2008, market values had fallen below most of our LIFO inventory layer values and, as a result, we recognized a pre-tax loss of approximately $10.9 million relating to the reflection of market value at a level below cost. During the three and six months ended June 30, 2009, we recognized gains of $6.1 million and $10.9 million relating to the reversal of these losses, not to exceed LIFO cost, due to the recovery of market values. At June 30, 2009, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $12.0 million. The excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories at December 31, 2008 was nominal. We refer to this excess as our LIFO reserve.

Interest Rate Risk
     We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $287.8 million as of June 30, 2009. We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with SFAS 133, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments decreased by a nominal amount and increased by $0.1 million, respectively, for the three months ended June 30, 2009 and 2008. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of June 30, 2009 would be to change interest expense by $2.9 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of June 30, 2009, we had interest rate cap agreements in place representing $60.0 million in notional value with settlement dates in July 2010. These interest rate caps range from 3.75% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.65% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was nominal as of both June 30, 2009 and December 31, 2008.
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

PART II.
OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
     In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee related matters. Between February and August of 2008, OSHA conducted an inspection at our Tyler, Texas refinery and issued citations assessing an aggregate penalty of less than $0.1 million. Between November 2008 and May 2009, OSHA conducted another inspection at our Tyler, Texas refinery as a result of the explosion and fire that occurred on November 20, 2008, and issued citations assessing an aggregate penalty of approximately $0.2 million. We are contesting these citations and do not believe that the outcome of any pending OSHA citations (whether alone or in the aggregate) will have a material adverse effect on our business, financial condition or results of operations. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
Item 1A.  RISK FACTORS
     There are no material changes to the risk factors previously disclosed in Delek’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2009.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The following information relates to matters submitted to the stockholders of Delek US Holdings, Inc. at the Annual Meeting of Stockholders held on May 5, 2009.
     At the meeting, the following directors were elected by the vote indicated:

Ezra Uzi Yemin
Votes cast in favor:	44,741,927
Votes withheld:	4,588,458
Gabriel Last
Votes cast in favor:	44,671,276
Votes withheld:	4,659,109
Asaf Bartfeld
Votes cast in favor:	44,747,600
Votes withheld:	4,582,785
Zvi Greenfeld
Votes cast in favor:	45,093,906
Votes withheld:	4,236,479
Carlos E. Jordá
Votes cast in favor:	48,621,592
Votes withheld:	708,793
Charles H. Leonard
Votes cast in favor:	49,154,735
Votes withheld:	175,650
Philip L. Maslowe
Votes cast in favor:	49,152,274
Votes withheld:	178,111
     The proposal to approve a one-time option exchange program was approved by the vote indicated:

Votes cast in favor:	39,980,949
Votes against:	7,020,044
Abstentions:	10,322
Broker non-votes:	2,319,070

     The proposal to ratify Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2009 was approved by the vote indicated:

Votes cast in favor:	49,286,032
Votes against:	22,082
Abstentions:	22,267

Item 6.  EXHIBITS

Exhibit No.	Description
10.1*	Executive Employment Agreement dated May 1, 2009 between Delek US Holdings, Inc. and Assaf Ginzburg

10.2*	Executive Employment Agreement dated May 1, 2009 between Delek US Holdings, Inc. and Frederec Green

10.3*	Offer of Employment letter dated June 10, 2009 between MAPCO Express, Inc. and Igal Zamir

10.4	Agreement dated June 23, 2009 between Delek US Holdings, Inc. and Bank Leumi USA

10.5	Fifth Amendment dated June 30, 2009, to Second Amended and Restated Credit Agreement among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions and SunTrust Bank as administrative agent

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

31.2	Certification of the Company’s principal financial officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.
By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
President and Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President (Interim Principal Financial Officer)

Dated: August 7, 2009

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Executive Employment Agreement dated May 1, 2009 between Delek US Holdings, Inc. and Assaf Ginzburg

10.2*	Executive Employment Agreement dated May 1, 2009 between Delek US Holdings, Inc. and Frederec Green

10.3*	Offer of Employment letter dated June 10, 2009 between MAPCO Express, Inc. and Igal Zamir

10.4	Agreement dated June 23, 2009 between Delek US Holdings, Inc. and Bank Leumi USA

10.5	Fifth Amendment dated June 30, 2009, to Second Amended and Restated Credit Agreement among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions and SunTrust Bank as administrative agent

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

31.2	Certification of the Company’s principal financial officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.