Form 10-Q
period 2009-09-30
Delek US Holdings, Inc.
filed 2009-11-06
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     At November 2, 2009, there were 53,700,570 shares of common stock, $0.01 par value, outstanding.

Part I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2009	2008
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$107.7	$15.3
Accounts receivable	75.6	45.4
Inventory	120.1	80.2
Assets held for sale	7.7	20.9
Other current assets	40.1	38.8

Total current assets	351.2	200.6

Property, plant and equipment:
Property, plant and equipment	848.2	708.9
Less: accumulated depreciation	(158.0)	(127.2)

Property, plant and equipment, net	690.2	581.7

Goodwill	77.5	77.5
Other intangibles, net	9.1	10.0
Minority investment	131.6	131.6
Other non-current assets	7.0	15.8

Total assets	$1,266.6	$1,017.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201.9	$68.0
Current portion of long-term debt and capital lease obligations	39.4	68.9
Note payable	15.0	15.0
Liabilities associated with assets held for sale	0.2	0.2
Accrued expenses and other current liabilities	46.3	34.1

Total current liabilities	302.8	186.2

Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	287.1	202.1
Environmental liabilities, net of current portion	3.8	5.2
Asset retirement obligations	6.9	6.6
Deferred tax liabilities	100.7	71.1
Other non-current liabilities	13.1	12.2

Total non-current liabilities	411.6	297.2

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 53,700,570 and 53,682,070 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	0.5	0.5
Additional paid-in capital	280.1	277.8
Accumulated other comprehensive loss	(0.2)	(0.6)
Retained earnings	271.8	256.1

Total shareholders’ equity	552.2	533.8

Total liabilities and shareholders’ equity	$1,266.6	$1,017.2

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except share and per share data)
Net sales	$817.9	$1,402.5	$1,766.1	$3,957.1
Operating costs and expenses:
Cost of goods sold	745.1	1,271.2	1,562.9	3,654.7
Operating expenses	55.6	64.0	154.8	179.8
Insurance proceeds — business interruption	(6.0)	—	(64.1)	—
Property damage proceeds, net	(5.8)	—	(24.7)	—
General and administrative expenses	15.4	16.3	45.6	41.9
Depreciation and amortization	13.9	10.3	36.6	28.1
Loss (gain) on sale of assets	1.9	(4.0)	1.9	(6.9)

Total operating costs and expenses	820.1	1,357.8	1,713.0	3,897.6

Operating income	(2.2)	44.7	53.1	59.5

Interest expense	6.8	6.5	17.2	18.2
Interest income	—	(0.4)	(0.1)	(2.0)
Loss from equity method investment	—	0.8	—	7.9
Other expenses (income), net	(1.4)	0.1	0.6	0.8

Total non-operating expenses	5.4	7.0	17.7	24.9

Income (loss) from continuing operations before income tax expense (benefit)	(7.6)	37.7	35.4	34.6
Income tax expense (benefit)	(2.5)	13.3	12.6	12.1

Income (loss) from continuing operations	(5.1)	24.4	22.8	22.5
Income (loss) from discontinued operations, net of tax	0.3	1.0	(1.0)	1.9

Net income (loss)	$(4.8)	$25.4	$21.8	$24.4

Basic earnings per share:
Income (loss) from continuing operations	$(0.10)	$0.45	$0.43	$0.41
Income (loss) from discontinued operations	0.01	0.02	(0.02)	0.04

Total basic earnings per share	$(0.09)	$0.47	$0.41	$0.45

Diluted earnings per share:
Income (loss) from continuing operations	$(0.10)	$0.45	$0.42	$0.41
Income (loss) from discontinued operations	0.01	0.02	(0.02)	0.04

Total diluted earnings per share	$(0.09)	$0.47	$0.40	$0.45

Weighted average common shares outstanding:
Basic	53,700,497	53,680,570	53,690,793	53,673,290

Diluted	53,700,497	54,380,835	54,449,404	54,414,106

Dividends declared per common share outstanding	$0.0375	$0.0375	$0.1125	$0.1125

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In millions, except per share data)
Cash flows from operating activities:
Net income	$21.8	$24.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.6	28.1
Amortization of deferred financing costs	4.8	3.4
Accretion of asset retirement obligations	0.3	0.6
Deferred income taxes	30.1	(5.0)
Gain on involuntary conversion of assets	(24.7)	—
Loss from equity method investment	—	7.9
Loss on interest rate derivative instruments	—	0.8
Loss on sale of investments	0.6	—
Loss (gain) on sale of assets	1.9	(6.9)
Loss on sale of assets held for sale	1.1	—
Stock-based compensation expense	2.3	2.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(30.2)	(29.2)
Inventories and other current assets	(42.1)	23.4
Accounts payable and other current liabilities	146.1	57.8
Non-current assets and liabilities, net	2.7	(9.4)

Net cash provided by operating activities	151.3	98.4

Cash flows from investing activities:
Purchases of short-term investments	—	(472.8)
Sales of short-term investments	5.0	517.2
Expenditures to rebuild refinery	(11.4)	—
Property damage insurance proceeds	36.1	—
Purchases of property, plant and equipment	(153.6)	(90.9)
Proceeds from sale of property, plant and equipment	9.5	8.3
Proceeds from sale of assets held for sale	9.3	—

Net cash used in investing activities	(105.1)	(38.2)

Cash flows from financing activities:
Proceeds from revolvers	377.6	730.0
Payments on revolvers	(323.3)	(794.3)
Proceeds from other debt instruments	65.0	21.0
Payments on debt and capital lease obligations	(63.8)	(35.6)
Dividends paid	(6.1)	(6.0)
Deferred financing costs paid	(3.2)	(0.9)

Net cash provided by (used in) financing activities	46.2	(85.8)

Net increase (decrease) in cash and cash equivalents	92.4	(25.6)
Cash and cash equivalents at the beginning of the period	15.3	105.0

Cash and cash equivalents at the end of the period	$107.7	$79.4

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $1.3 and $2.9 in the 2009 and 2008 periods, respectively	$11.4	$14.9

Income taxes	$—	$0.2

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
     Delek is listed on the New York Stock Exchange (NYSE) under the symbol “DK.” As of September 30, 2009, 73.8% of our outstanding shares are beneficially owned by Delek Group Ltd. (Delek Group) located in Natanya, Israel.
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
Segment Reporting
     Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in three segments: refining, marketing and retail. The refining segment owns a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and crude oil pipelines and owns certain refined product and crude oil storage facilities. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of 443 company-operated retail fuel and convenience stores. Additionally, we operate 9 retail fuel and convenience stores that are classified as held for sale and included as discontinued operations as of September 30, 2009. Segment reporting is more fully discussed in Note 9.

Discontinued Operations
     In December 2008, we met the requirements under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, Property, Plant and Equipment (ASC 360), to classify our retail segment’s Virginia division (Virginia stores) as a group of assets held for sale. The fair value assessment of these assets, performed in the fourth quarter of 2008, did not result in an impairment. We have ceased depreciation of these assets. We sold 12 of the 36 Virginia stores during December 2008 and an additional 15 of the Virginia stores during the nine months ended September 30, 2009. We expect that we will dispose of the remaining stores in 2009.
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
Cash and Cash Equivalents
     Delek maintains cash and cash equivalents in accounts with large, national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of September 30, 2009, these cash equivalents consisted primarily of overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.
Investments
     We have owned an investment in auction rate securities, valued at $5.6 million, since the auction rate market began to fail in 2008. During 2008, because of these failed auctions, we reclassified our auction rate investment from short-term investments to other non-current assets. The $5.6 million investment we held in auction rate securities had an underlying investment in a single series of preferred stock of Bank of America.
     In June 2009, Bank of America made an offer to exchange shares of common stock of Bank of America for certain series of its preferred shares that were then outstanding. On June 22, 2009, we redeemed our auction rate trust certificates for Bank of America’s Series 5, floating rate, non-cumulative preferred stock, which we exchanged on June 23, 2009, for 286,496 shares of common stock of Bank of America. Due to the consideration paid for the Bank of America preferred shares under the terms of the exchange offer, we recognized a loss of approximately $2.0 million on this exchange, which is included in other expenses on the accompanying condensed consolidated statement of operations.
     However, in September 2009, we sold the 286,496 shares of Bank of America common stock received in the exchange, and recognized a gain of $1.4 million relating to the sale. For the three and nine months ended September 30, 2009, we recognized gains (losses) of $1.4 million and ($0.6) million, respectively, which are included in other expenses on the accompanying condensed consolidated statement of operations. Upon the sale of these 286,496 shares, we had no remaining position in auction rate securities or in the capital stock of Bank of America.
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
Property, Plant and Equipment
     Assets acquired by Delek are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in ASC 805, Business Combinations. Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the useful life of the asset are capitalized. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management’s estimated useful lives of the assets or the remaining lease term.
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
     Property, plant and equipment and accumulated depreciation by reporting segment as of and for the three and nine months ended September 30, 2009 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated
Property, plant and equipment	$421.0	$35.0	$390.2	$2.0	$848.2
Less: Accumulated depreciation	(47.4)	(5.4)	(105.1)	(0.1)	(158.0)

Property, plant and equipment, net	$373.6	$29.6	$285.1	$1.9	$690.2

Depreciation expense for the three months ended September 30, 2009	$7.2	$0.4	$5.9	$—	$13.5

Depreciation expense for the nine months ended September 30, 2009	$16.9	$1.3	$17.4	$—	$35.6

     In accordance with ASC 360, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment.
Capitalized Interest
     During the three and nine months ended September 30, 2009, Delek had several ongoing capital construction projects in the refining segment and construction related to a new store being built and several re-image projects in the retail segment. The refining segment capitalized interest of $0.1 million and $1.3 million, respectively, for the three and nine months ended September 30, 2009 and $0.5 million and $2.7 million, respectively, for the three and nine months ended September 30, 2008. The retail segment capitalized a nominal amount of interest for both the three and nine months ended September 30, 2009 and a nominal amount and $0.2 million for the three and nine months ended September 30, 2008, respectively. There was no interest capitalized by the marketing segment for the three or nine months ended September 30, 2009 or 2008.
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
Goodwill and Potential Impairment
     Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek’s goodwill, all of which was acquired in various purchase business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. No events occurred during the three or nine months ended September 30, 2009 that would require an evaluation of our goodwill. If a reporting unit’s carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. We do not believe any goodwill impairment existed as of September 30, 2009.
Derivatives
     Delek records all derivative financial instruments, including interest rate swap and cap agreements, fuel-related derivatives, over the counter (OTC) future swaps and forward contracts at estimated fair value regardless of their intended use in accordance with the provisions of ASC 815, Derivatives and Hedging (ASC 815). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply the hedging treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a monthly basis, utilizing valuations from third party financial and brokerage institutions. On a regular basis, Delek enters into commodity contracts with counterparties for crude oil and various finished products. These contracts usually qualify for the normal purchase / normal sale exemption under the standard and, as such, are not measured at fair value.
     Delek’s policy under the guidance of ASC 815-10-45, Derivatives and Hedging — Other Presentation Matters (ASC 815-10-45), is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions.
Fair Value of Financial Instruments
     The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of ASC 825, Financial Instruments (ASC 825).
     Delek applies the provisions of ASC 820, Fair Value Measurements and Disclosure (ASC 820) in its presentation and disclosures regarding fair value, which pertain to certain financial assets and liabilities measured at fair value in the statement of position on a recurring basis. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. See Note 10 for further discussion.
     Delek also applies the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of September 30, 2009, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.
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

Vendor Discounts and Deferred Revenue
     Delek receives cash discounts or cash payments from certain vendors related to product promotions based upon factors such as quantities purchased, quantities sold, merchandise exclusivity, store space and various other factors. In accordance with ASC 605-50, Revenue Recognition — Customer Payments and Incentives, we recognize these amounts as a reduction of inventory until the products are sold, at which time the amounts are reflected as a reduction in cost of goods sold. Certain of these amounts are received from vendors related to agreements covering several periods. These amounts are initially recorded as deferred revenue, are reclassified as a reduction in inventory upon receipt of the products, and are subsequently recognized as a reduction of cost of goods sold as the products are sold.
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
     The reconciliation of the beginning and ending carrying amounts of asset retirement obligations for the nine months ended September 30, 2009 and for the year ended December 31, 2008 is as follows (in millions):

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2009	2008
Beginning balance	$6.6	$5.3
Additional liabilities(1)	—	0.7
Liabilities settled	—	(0.1)
Accretion expense	0.3	0.7

Ending balance	$6.9	$6.6

(1)	This amount represents management’s recognition of an asset retirement obligation associated with additional underground storage tanks at various retail stores which previously was not assessed as required.
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
     Delek derives service revenue from the sale of lottery tickets, money orders, car washes and other ancillary product and service offerings. Service revenue and related costs are recorded at gross amounts and net amounts, as appropriate, in accordance with the provisions of ASC 605-45, Revenue Recognition — Principal Agent Considerations (ASC 605-45). We record service revenue and related costs at gross amounts when Delek is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, influences product or service specifications, or has several but not all of these indicators. When Delek is not the primary obligor and does not possess other indicators of gross reporting as discussed previously, we record net service revenue.
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
Sales, Use and Excise Taxes
     Delek’s policy is to exclude sales, use and excise taxes from revenue when we are an agent of the taxing authority, in accordance with ASC 605-45.
Deferred Financing Costs
     Deferred financing costs represent expenses related to issuing our long-term debt and obtaining our lines of credit. These amounts are amortized over the remaining term of the respective financing and are included in interest expense. See Note 7 for further information.
Advertising Costs
     Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the three and nine months ended September 30, 2009 was $0.9 million and $2.6 million, respectively, and was $0.5 million and $1.7 million, respectively, for the three and nine months ended September 30, 2008.
Operating Leases
     Delek leases land and buildings under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. Some of these lease arrangements include fixed rental rate increases, while others include rental rate increases based upon such factors as changes, if any, in defined inflationary indices.
     In accordance with ASC 840-20, Leases — Operating Leases, for all leases that include fixed rental rate increases, Delek calculates the total rent expense for the entire lease period, considering renewals for all periods for which failure to renew the lease imposes economic penalty, and records rental expense on a straight-line basis in the accompanying condensed consolidated statements of operations.
Income Taxes
     Income taxes are accounted for under the provisions of ASC 740, Income Taxes (ASC 740). This statement generally requires Delek to record deferred income taxes for the differences between the book and tax bases of its assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax expense or benefit represents the net change during the year in our deferred income tax assets and liabilities.

     ASC 740 also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Finally, ASC 740 requires an annual tabular rollforward of unrecognized tax benefits.
     Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006 or state and local income tax examinations by tax authorities for the years before 2004. The Internal Revenue Service (IRS) has examined Delek’s income tax returns through 2006.
     Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of $0.2 and $0.3 million was recognized related to unrecognized tax benefits during the three and nine months ended September 30, 2009, respectively. Interest of $0.2 million was recognized related to unrecognized tax benefits during both the three and nine months ended September 30, 2008.
Earnings Per Share
     Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	53,700,497	53,680,570	53,690,793	53,673,290
Dilutive effect of equity instruments	—	700,265	758,611	740,816

Weighted average common shares outstanding, assuming dilution	53,700,497	54,380,835	54,449,404	54,414,106

     Outstanding stock options totaling 3,508,137 and 3,434,262 common shares were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2009, respectively. Outstanding stock options totaling 1,807,859 and 1,866,059 common shares were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2008, respectively. These share equivalents did not have a dilutive effect under the treasury stock method. Outstanding stock options totaling 723,006 were also excluded from the diluted earnings per share calculation for the three months ended September 30, 2009 because of their anti-dilutive effect due to the net loss for the period.
Shareholders’ Equity
     On August 5, 2009, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on September 16, 2009 to shareholders of record on August 26, 2009.
Stock-Based Compensation
     ASC 718, Compensation — Stock Compensation (ASC 718), requires the use of a valuation model to calculate the fair value of stock-based awards. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards as of the date of grant.
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
Comprehensive Income
     For the three and nine months ended September 30, 2009, comprehensive income includes net income, recognition of unrealized gains on derivative instruments previously designated as cash flow hedges and changes in the fair value of available for sale investments. For the three and nine months ended September 30, 2008, comprehensive income includes net income and changes in the fair value of derivative instruments designated as cash flow hedges (in millions).

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(4.8)	$25.4	$21.8	$24.4
Other comprehensive income (loss):
Net unrealized (gain) loss on derivative instruments, net of tax expense (benefit) of $0.1 and $5.3 for the three months ended September 30, 2009 and 2008, respectively and $0.3 and $(2.8) for the nine months ended September 30, 2009 and 2008, respectively	0.4	8.8	0.4	(5.4)

Comprehensive (loss) income	$(4.4)	$34.2	$22.2	$19.0

New Accounting Pronouncements
     In May 2009, the FASB issued guidance regarding subsequent events, which is effective for interim or annual periods ending after June 15, 2009 and should be applied prospectively. This guidance is largely similar to the current guidance in the auditing literature with some exceptions which are not intended to result in significant changes in practice. Delek adopted this guidance in May 2009. The adoption did not have an impact on our financial position or results of operations.
     In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary-impairments and provide some new disclosure requirements for debt securities. This pronouncement is effective for interim and annual periods ending after June 15, 2009, and is applied to existing and new investments held by an entity as of the beginning of the period in which it was adopted. Delek adopted this guidance in April 2009. The adoption did not have an impact on our financial position or results of operations.
     In April 2009, the FASB issued guidance on estimating fair value when the volume and activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This pronouncement also provides additional guidance on circumstances that may indicate a transaction is not orderly. Delek adopted this guidance in April 2009. The adoption did not have an impact on our financial positions or results of operations.
     In April 2009, the FASB issued guidance that extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies. This pronouncement is effective for interim and annual periods ending after June 15, 2009. Delek adopted this pronouncement in April 2009. The additional disclosures required did not have an impact on our financial position or results of operations.
     In December 2007, the FASB issued guidance requiring the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date as the fair value measurement point, and modifies the disclosure requirements. This guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. Delek adopted this guidance effective January 1, 2009 and wrote-off $0.7 million in previously capitalized transaction costs as a result of the adoption. We will also assess the impact of this guidance in the event we enter into a business combination in the future.
     Also in December 2007, the FASB issued guidance that changes the classification of non-controlling interests, sometimes called minority interest, in the consolidated financial statements. Additionally, this guidance establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. This guidance is effective January 1, 2009, and will be applied prospectively with the exception of the presentation and disclosure requirements which must be applied retrospectively. Delek has no minority interest reporting in its consolidated reporting, therefore adoption of this guidance does not have an impact on our financial position or results of operations.
     In March 2008, the FASB issued guidance regarding the disclosure about derivative instruments and hedging activities, which applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items. The standard requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. Delek has adopted this guidance effective January 1, 2009. See Note 11 for discussion of our derivative activities.
3. Explosion and Fire at the Tyler, Texas Refinery
     On November 20, 2008, an explosion and fire occurred at our 60,000 barrels per day (bpd) refinery in Tyler, Texas. Some individuals have claimed injury and two of our employees died as a result of the event. The event caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. We resumed normal operations in May 2009.
     Several parallel investigations were commenced following the event, including our own investigation and inspections by the U.S. Department of Labor’s Occupational Safety & Health Administration (OSHA), U.S. Chemical Safety and Hazard Investigation Board (CSB) and the U.S. Environmental Protection Agency (EPA). OSHA concluded its inspection in May 2009 and issued citations assessing an aggregate penalty of approximately $0.2 million. We are contesting these citations and do not believe that the outcome will have a material effect on our business. We cannot assure you as to the outcome of the other investigations, including possible civil penalties or other enforcement actions.
     We carry insurance coverage of $1.0 billion in combined limits to insure against property damage and business interruption. We are subject to a $5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. During the three and nine months ended September 30, 2009, we recognized income from insurance proceeds of $12.0 million and $100.2 million, respectively, of which, $6.0 million and $64.1 million, respectively, is included as business interruption proceeds and $6.0 million and $36.1 million, respectively, is included as property damage proceeds. We also recorded expenses of $0.2 million and $11.4 million, respectively, resulting in a net gain of $5.8 million and $24.7 million, respectively, related to property damage proceeds on the accompanying condensed consolidated statement of operations. At December 31, 2008, a receivable of $8.4 million was recorded relating to expected insurance proceeds covering certain losses incurred to limit commodity inventory exposure with the suspension of operations at the refinery. This receivable was reversed in January 2009 upon receipt of insurance monies.
4. Dispositions and Assets Held for Sale
Virginia Stores
     As of December 31, 2008, the retail segment’s Virginia division met the requirements as enumerated in ASC 360, requiring the separate reporting of assets held for sale. Management committed to a plan to sell the retail segment’s Virginia stores and proceeded with efforts to locate buyers. However, until we obtained the necessary amendments to our credit agreements, we were encumbered from taking that action. At the time the credit agreement limitations were lifted in December 2008, we had contracts to sell 28 of the 36 Virginia properties. As of September 30, 2009, we have completed the sale of 27 of those 28 properties, 15 of which were sold during the nine months ended September 30, 2009. We continue our efforts to sell the remaining properties. We received proceeds from the sales of the Virginia stores completed during the nine months ended September 30, 2009, net of expenses, of $9.3 million, recognizing losses on those sales of $1.1 million. In addition to the property, plant and equipment sold, we sold $0.9 million in inventory, at cost, to the buyers during the nine months ended September 30, 2009.
     The carrying amounts of the Virginia store assets sold during the nine months ended September 30, 2009 are as follows (in millions):

For the Nine
Months Ended
September 30, 2009
Inventory	$0.9
Property, plant & equipment, net of accumulated depreciation of $4.0 for the nine months ended September 30, 2009	10.4

$11.3

     The carrying amounts of the major classes of assets and liabilities included in assets held for sale and liabilities associated with assets held for sale as of September 30, 2009 and December 31, 2008 are as follows (in millions):

	September 30,	December 31,
	2009	2008
Assets held for sale:
Inventory	$1.1	$2.4
Property, plant & equipment, net of accumulated depreciation of $2.8 million and $6.8 million as of September 30, 2009 and December 31, 2008, respectively	4.9	15.3
Goodwill	1.4	2.9
Other intangibles	0.2	0.3
Other current assets	0.1	—

Assets held for sale	$7.7	$20.9

Liabilities associated with assets held for sale:
Accrued expenses and other current liabilities	$(0.2)	$(0.2)

     Once the Virginia stores were identified as assets held for sale, the operations associated with these properties qualified for reporting as discontinued operations under ASC 360. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in the condensed consolidated statements of operations and the notes to the condensed consolidated financial statements have been adjusted to exclude the discontinued operations. The amounts eliminated from continuing operations did not include allocations of corporate expenses included in the selling, general and administrative expenses caption in the condensed consolidated statements of operations, nor the income tax benefits from such expenses. Components of amounts reflected in income from discontinued operations for the three and nine months ended September 30, 2009 and 2008 are as follows (in millions):

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net sales	$17.7	$62.6	$57.5	$175.8
Operating costs and expenses	(17.1)	(60.9)	(56.5)	(172.6)
Gain (loss) on sale of assets held for sale	—	—	(1.1)	—
Write-down of goodwill associated with the sale of assets held for sale	—	—	(1.5)	—

Income (loss) from discontinued operations before income taxes	0.6	1.7	(1.6)	3.2
Income tax expense (benefit)	0.3	0.7	(0.6)	1.3

Income (loss) from discontinued operations, net of tax	$0.3	$1.0	$(1.0)	$1.9

5. Inventory
     Carrying value of inventories consisted of the following (in millions):

	September 30,	December 31,
	2009	2008

Refinery raw materials and supplies	$20.8	$20.1
Refinery work in process	34.3	13.5
Refinery finished goods	15.3	4.1
Retail fuel	13.4	9.8
Retail merchandise	26.5	27.8
Marketing refined products	9.8	4.9

Total inventories	$120.1	$80.2

     At December 31, 2008, market values had fallen below most of our LIFO inventory layer values and, as a result, we recognized a pre-tax loss of approximately $10.9 million relating to the reflection of market value at a level below cost. During the nine months ended September 30, 2009, we recognized gains of $9.0 million relating to the recovery of these losses, not to exceed LIFO cost, due to the recovery of market values. During the three months ended September 30, 2009, we recognized a reversal of loss recovery of $1.0 million due to a reduction in market price increases since June 30, 2009. At September 30, 2009, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $10.7 million. The excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories at December 31, 2008 was nominal.

Temporary Liquidations
     During the three months ended September 30, 2009, we incurred a temporary LIFO liquidation gain in our refinery inventory of $5.2 million, which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued expenses and other current liabilities in the accompanying September 30, 2009 condensed consolidated balance sheet.
     During the three months ended September 30, 2008, we incurred a temporary LIFO liquidation gain in our refinery inventory of $8.1 million, which was restored by the end of the year. The temporary LIFO liquidation gain was deferred as a component of accrued expenses and other current liabilities.
Permanent Liquidations
     During the three and nine months ended September 30, 2009, we incurred a permanent reduction in the LIFO layer, resulting in a liquidation of our refinery inventory in the amount of $0.5 million and $1.2 million, respectively. This liquidation, which represents a reduction of approximately 62,000 barrels, was recognized as a component of cost of goods sold in the three and nine months ended September 30, 2009.
     During the three months ended September 30, 2008, we incurred a permanent reduction in the LIFO layer resulting in a liquidation in our refinery work in process and finished goods inventories in the amount of $14.9 million and during the three months ended September 30, 2008, we incurred a change in the value of this reduction in the LIFO layer, resulting in a liquidation loss of $7.9 million. The total liquidation gain incurred for the nine months ended September 30, 2008 was $7.0 million. This liquidation, which represents a reduction of approximately 177,000 barrels, was recognized as a reduction of cost of goods sold in the nine months ended September 30, 2008.
6. Minority Investment
Investment in Lion Oil Company
     On August 22, 2007, Delek completed the acquisition of approximately 28.4% of the issued and outstanding shares of common stock of Lion Oil Company (Lion Oil). On September 25, 2007, Delek completed the acquisition of an additional approximately 6.2% of the issued and outstanding shares of Lion Oil, bringing its total ownership interest to approximately 34.6%. Total cash consideration paid to the sellers by Delek in both transactions totaled approximately $88.2 million. Delek also incurred and capitalized $0.9 million in acquisition transaction costs. In addition to cash consideration, Delek issued to one of the sellers 1,916,667 shares of Delek common stock, par value $0.01 per share, valued at $51.2 million using the closing price of our stock on the date of the acquisition. As of December 31, 2007, our total investment in Lion Oil was $139.5 million.
     Lion Oil, a privately held Arkansas corporation, owns and operates a 75,000 barrel per day, crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s approximately 180 convenience stores in the Memphis and Nashville markets. These product purchases are made at market value and totaled $1.6 million and $7.2 million, respectively, during the three and nine months ended September 30, 2009 and $2.0 million and $10.4 million, respectively, during the three and nine months ended September 30, 2008. The refining segment also had sales of $2.5 million of intermediate products to the Lion Oil refinery during the nine months ended September 30, 2009. All such sales were made on arm’s length terms and conditions. No sales of intermediate products were made during the three or nine months ended September 30, 2008.
     At the time of acquisition, we acknowledged that our ownership percentage set a presumption for the use of the equity method of accounting as established in ASC 323, Investments — Equity Method and Joint Ventures (ASC 323). As a result, we reported our investment using the equity method from acquisition through September 30, 2008. However, our interactions with Lion Oil since acquisition led us to conclude that the initial presumption under ASC 323 had been rebutted. Beginning October 1, 2008, we began reporting our investment in Lion Oil using the cost method of accounting. We carried our investment in Lion Oil at $131.6 million as of both September 30, 2009 and December 31, 2008.

7. Long-Term Obligations and Short-Term Note Payable
     Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	September 30,	December 31,
	2009	2008
Senior secured credit facility — term loan	$85.3	$121.2
Senior secured credit facility — revolver	29.7	15.8
Fifth Third — revolver	53.7	18.8
Reliant Bank — revolver	12.0	6.5
Lehman note	—	27.7
Promissory notes	160.0	95.0
Capital lease obligations	0.8	1.0

	341.5	286.0
Less:
Current portion of long-term debt, notes payable and capital lease obligations	54.4	83.9

	$287.1	$202.1

Senior Secured Credit Facility
     The senior secured credit facility consists of a $120.0 million revolving credit facility and $165.0 million term loan facility, which, as of September 30, 2009, had $29.7 million outstanding under the revolver and $85.3 million outstanding under the term loan. As of September 30, 2009, Fifth Third Bank, N.A. (Fifth Third) was the administrative agent and a lender under the facility. On September 1, 2009, Fifth Third assumed the role of successor administrative agent under the facility from the resigning administrative agent Lehman Commercial Paper Inc. (LCPI). During September 2008, upon the bankruptcy filing of its parent company, LCPI informed Express that it would not be funding its pro rata lender participation of future borrowings under the revolving credit facility. Since the communication of its intention through the date of its resignation as administrative agent, LCPI did not participate in any borrowings by Express under the revolving credit facility. LCPI’s commitment amount under the revolving credit facility is $12 million, leaving Express with an effective revolving credit facility of $108.0 million. LCPI remains, despite the September 1, 2009 amendment hereinafter discussed, a lender to Express under the term loan facility. The unavailability of LCPI’s pro rata lender participation in the revolving credit facility has not had and is not expected to have a material impact on Express’ liquidity or its operations.
     Borrowings under the senior secured credit facility are secured by substantially all the assets of Express and its subsidiaries. Letters of credit issued under the facility totaled $15.9 million as of September 30, 2009. The senior secured credit facility term loan requires quarterly principal payments of 0.25% of the principal balance through March 31, 2011 and a balloon payment of the remaining principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $19.7 million and $9.5 million in March 2009 and 2008, respectively. In June 2008, Express sold real property operated by a third party for $3.9 million. In September 2008, Express sold its leasehold interest in a location it operated for $4.5 million. The proceeds of the June sale, net of expenses, were used to pay down the term loan, while the net proceeds of the September sale were retained, pursuant to the terms of the facility, for asset reinvestment purposes. During the period from December 2008 through the quarter ended June 30, 2009, consistent with the terms of the December 3, 2008 amendment discussed below, Express disposed of 30 real property assets, of which 27 were located in Virginia. The application of the proceeds from these asset sales, net of any amounts set aside pursuant to the terms of the facility for reinvestment purposes, resulted in the prepayment of the term loan facility in the amount of $19.5 million. During the quarter ended September 30, 2009, Express disposed of an additional 16 non-core real estate assets, none of which were located in Virginia. The application of the net proceeds from these asset sales resulted in the reduction of debt under the overall facility in the amount of $9.1 million. The senior secured credit facility revolver is payable in full upon maturity on April 28, 2010. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” rate. At September 30, 2009, the weighted average borrowing rate was approximately 5.75% for the senior secured credit facility term loan and 5.25% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment under the senior secured credit facility revolver. Amounts available under the senior secured revolver as of September 30, 2009 were approximately $62.3 million excluding the commitment of LCPI as a lender under this facility.
     On December 3, 2008, the credit facility was amended to allow for the disposition of specific Express real and personal property assets in certain of its geographic operating regions. The amendment also allows for additional asset sales of up to $35.0 million per calendar year subject to such sales meeting certain financial criteria. Additionally, the amendment appointed Fifth Third Bank as the successor administrative agent subject to the resignation or removal of LCPI. As stated above, the resignation of LCPI and the subsequent assumption of the role of administrative agent by Fifth Third were consummated on September 1, 2009. On January 28, 2009, the credit facility was further amended to allow for the one-time prepayment in the amount of $25.0 million toward the outstanding principal of certain subordinated debt owed to Delek and incurred in conjunction with Delek’s purchase, through its Express subsidiary, of 107 retail fuel and convenience stores located in northern Georgia and eastern Tennessee, and related assets, from the Calfee Company of Dalton, Inc. and its affiliates in 2007 (the Calfee acquisition). Pursuant to the terms of the amendment, the $25.0 million prepayment was completed on March 5, 2009. The amendment also implemented a 100 basis point credit spread increase across all tiers in the pricing grid and implemented a LIBOR rate floor of 2.75% for all Eurodollar rate borrowings.
     On September 1, 2009, the borrowers and lenders under the credit facility executed a resignation and appointment agreement that consummated the resignation of LCPI as administrative agent and swing line lender under the facility and the appointment of Fifth Third as the successor administrative agent and successor swing line lender under the facility. The agreement also clarifies that as long as LCPI remains a non-performing lender under the credit facility, it has no voting rights and is not entitled to any fees under the facility. Additionally, under the terms of the September 1, 2009 amendment, Express, along with other relevant parties, released LCPI from any and all liabilities they may have arising out of or in connection with the credit facility, including LCPI’s non-performance as a lender under the facility.
     We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We believe we were in compliance with all covenant requirements as of September 30, 2009.
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
     Effective December 15, 2008 and in light of the temporary suspension of our refining operations, the SunTrust ABL revolver was amended to eliminate any need to maintain minimum levels of borrowing base availability during all times that there are zero utilizations of credit (i.e., loans or letters of credit outstanding) under the facility. During times that there are outstanding utilizations of credit under the facility, in the event that our availability (net of a $15.0 million availability block requirement) under the borrowing base is less than $30.0 million or less than $15.0 million on any given measurement date, we become subject to certain reporting obligations and certain covenants, respectively. Then, effective February 18, 2009, we further amended the SunTrust ABL revolver to suspend the credit facility while the refinery was non-operational. The amendment also provided for a series of conditions precedent to the renewed access to the full terms of the credit facility while allowing for limited letter of credit access during the restart phase of refinery operations. The amendment also added a covenant that requires the restart, by September 30, 2009, of the refining operations at a prescribed throughput level to last for a prescribed duration. This amendment also permitted the sale of refinery’s pipeline and tankage assets located outside of the refinery gates to a subsidiary of Marketing & Supply for net proceeds of no less than $27.5 million which proceeds were required to be used in the refinery. The sale of the assets was subsequently completed on March 31, 2009 for a total consideration of $29.7 million. The amendment also increased credit spreads by 125 basis points across all tiers of the pricing grid and increased the commitment fees by up to 25 basis points. As of September 30, 2009, we had satisfied all conditions precedent to the renewed access to the full terms of the credit facility and therefore full access had been restored. We believe we were in compliance with all covenant requirements under this facility as of September 30, 2009.
     The SunTrust ABL revolver primarily supports our issuance of letters of credit used in connection with the purchases of crude oil for use in our refinery. Such letter of credit usage and any borrowings under the facility may at no time exceed the aggregate borrowing capacity available under the SunTrust ABL revolver. As of September 30, 2009, we had no outstanding loans under the agreement but had letters of credit issued under the facility totaling approximately $120.9 million. Borrowing capacity, as calculated and reported under the terms of the SunTrust ABL revolver, net of a $15.0 million availability block requirement, as of September 30, 2009 was $36.1 million.
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
     The revolver bears interest based on predetermined pricing grids that allow us to choose between “Base Rate” or “Eurodollar” rate loans. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply LP. As of September 30, 2009, we had $53.7 million outstanding borrowings under the facility at a weighted average borrowing rate of 3.8%. We also had letters of credit issued under the facility of $10.0 million as of September 30, 2009. Amounts available under the Fifth Third revolver as of September 30, 2009 were approximately $11.3 million.
     We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of September 30, 2009.
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
Promissory Notes
     On July 27, 2006, Delek executed a three year promissory note in favor of Bank Leumi USA (Bank Leumi) in the amount of $30.0 million (2006 Leumi Note). The proceeds of this note were used to fund an acquisition and working capital needs. On June 23, 2009, this note was amended to extend the maturity date to January 3, 2011 and require quarterly principal amortization in amounts of $2.0 million beginning on April 1, 2010, with a balloon payment of the remaining principal amount due at maturity. As amended, the note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 4.5%. The amendment also introduced certain financial and non-financial covenants and requires a perfected collateral pledge of Delek’s shares in Lion Oil by January 4, 2010. The shares to be pledged will secure any Delek debt obligations outstanding on January 4, 2010 under all current promissory notes from Bank Leumi as well as current promissory notes from the Israel Discount Bank of New York (IDB) on a pari passu basis in accordance with the terms of an intercreditor agreement and the stock pledge agreements executed on June 23, 2009 between Bank Leumi, IDB, and Delek. As of September 30, 2009, the weighted average borrowing rate for amounts borrowed under this note was 4.5%. We are required to comply with certain financial and non-financial covenants under the 2006 Leumi Note, as amended. We believe we were in compliance with all covenant requirements as of September 30, 2009.
     On May 12, 2008, Delek executed a second promissory note in favor of Bank Leumi for $20.0 million, maturing on May 11, 2011 (2008 Leumi Note). The proceeds of this note were used to reduce short term debt and for working capital needs. This note was amended in December 2008 to change the financial covenant calculation methodology and applicability. The note was further amended on June 23, 2009 to require quarterly principal amortization in the amount of $1.0 million beginning on July 1, 2010, with a balloon payment of the remaining principal amount due at maturity. The amendment also modified certain financial and non-financial covenants and requires a perfected collateral pledge of Delek’s shares in Lion Oil by January 4, 2010, as discussed above. As amended, the note bears interest at the greater of a fixed spread over LIBOR for periods of 30 or 90 days, as elected by the borrower, or an interest rate floor of 4.5%. As of September 30, 2009, the weighted average borrowing rate for amounts borrowed under this note was 4.5%. We are required to comply with certain financial and non-financial covenants under the note, as amended. We believe we were in compliance with all covenant requirements as of September 30, 2009.
     On May 23, 2006, Delek executed a $30.0 million promissory note in favor of IDB (2006 IDB Note). The proceeds of this note were used to repay the then existing promissory notes in favor of IDB and Bank Leumi. On December 30, 2008, the 2006 IDB Note was amended and restated. As amended and restated, the 2006 IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $1.25 million beginning on March 31, 2010, with a balloon payment of remaining principal amount due at maturity. The amendment also introduced certain financial and non-financial covenants. The 2006 IDB Note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. Additionally, on June 23, 2009, Delek agreed to pledge its shares in Lion Oil by January 4, 2010, to secure its obligations under the 2006 IDB Note, in pari passu with certain other notes, as discussed above. As of September 30, 2009, the weighted average borrowing rate for amounts borrowed under the 2006 IDB Note was 5.0%. We believe we were in compliance with all covenant requirements as of September 30, 2009.
     On December 30, 2008, Delek executed a second promissory note in favor of IDB for $15.0 million (2008 IDB Note). The proceeds of this note were used to repay the then existing note in favor of Delek Petroleum. This note matures on December 31, 2009 and is reflected in notes payable on the accompanying consolidated statement of position. The note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. Additionally, on June 23, 2009, Delek agreed to pledge its shares in Lion Oil by January 4, 2010 to secure its obligations under the 2008 IDB Note, in pari passu with certain other notes, as discussed above. As of September 30, 2009, the weighted average borrowing rate for amounts borrowed under the note was 5.0%. We are required to comply with certain financial and non-financial covenants under the note. We believe we were in compliance with all covenant requirements as of September 30, 2009.
     On September 29, 2009, Delek executed a promissory note in favor of Delek Petroleum, Ltd. (Delek Petroleum), an Israeli corporation controlled by our beneficial majority stockholder, Delek Group, in the amount of $65.0 million for general corporate purposes. The note matures on October 1, 2010 and bears interest at 8.5% (net of any applicable withholding taxes) payable on a quarterly basis. Additionally, the lender has the option, any time after December 31, 2009, to elect a one-time adjustment to the functional currency of the principal amount. The note also provides the lender the option to make an adjustment to the interest rate, once during the note life; provided, however, that such adjustment cannot exceed the then prevailing market interest rate. The note is unsecured. The loan is prepayable in whole or in part at any time without penalty or premium at the borrower’s election.
Reliant Bank Revolver
     On March 28, 2008, we entered into a revolving credit agreement with Reliant Bank, a Tennessee bank, headquartered in Brentwood, Tennessee. The credit agreement provides for unsecured loans of up to $12.0 million. As of September 30, 2009 we had $12.0 million outstanding under this facility at a weighted average borrowing rate of 2.8%. The facility matures on March 28, 2011 and bears interest at a fixed spread over the 30 day LIBOR rate. This agreement was amended in September 2008 to conform certain portions of the financial covenant definition to those contained in some of our other credit agreements. We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of September 30, 2009.
Letters of Credit
     As of September 30, 2009, Delek had in place letters of credit totaling approximately $150.8 million with various financial institutions securing obligations with respect to its workers’ compensation self-insurance programs, as well as purchases of crude oil for the refinery, gasoline and diesel for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at September 30, 2009.

Interest-Rate Derivative Instruments
     Delek had interest rate cap agreements in place totaling $60.0 million and $73.8 million of notional principal amounts at September 30, 2009 and December 31, 2008, respectively. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815 the fair value of the derivatives is recorded in other non-current assets in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in July 2010. The estimated fair value of our interest rate derivatives at both September 30, 2009 and December 31, 2008 was nominal.
     In accordance with ASC 815 we recorded non-cash expense (income) representing the change in estimated fair value of the interest rate cap agreements of nominal amounts for the three and nine months ended September 30, 2009, and $0.1 million and $0.8 million for the three and nine months ended September 30, 2008, respectively.
     While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in future transactions.
8. Stock Based Compensation
     In April 2006, our Board of Directors adopted the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (the Plan) pursuant to which we may issue an aggregate of 3,053,392 shares of our Common Stock. Under the terms of the Plan, we may grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) and other stock-based awards to certain directors, officers, employees, consultants and other individuals who perform services for us or our affiliates. The options granted under the Plan are non-qualified and granted at market price or higher. All of the options granted require continued service as a condition to vesting except that the vesting of stock-based awards granted to two executive employees could, under certain circumstances, accelerate upon termination of their employment.
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
     On September 25, 2009, we entered into an employment agreement with our President and Chief Executive Officer, Mr. Yemin, which contains a deferred compensation element. Under the terms of the Agreement, Mr. Yemin was granted 1,850,040 SARs under the Plan on September 30, 2009. The SARs vest over a period of approximately four years. 640,440 of the SARs are subject to a base price of $8.57 per share (the fair market value at the date of grant), 246,400 SARs each are subject to base prices of $12.40, $13.20, $14.00, and $14.80 per share and the remaining 224,000 SARs are subject to a base price of $15.60 per share. The SARs will expire upon the earlier of the first anniversary of Mr. Yemin’s termination of employment or October 31, 2014 (the first anniversary of the expiration of the agreement). The SARs may be settled in shares of Common Stock or cash at Delek’s sole discretion.
Compensation Expense Related to Equity-based Awards
     Compensation expense for the equity-based awards amounted to $0.6 million ($0.4 million, net of taxes) and $2.3 million ($1.5 million, net of taxes), respectively, for the three and nine months ended September 30, 2009 and $0.8 million ($0.5 million, net of taxes) and $2.5 million ($1.7 million, net of taxes), respectively, for the three and nine months ended September 30, 2008. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
     As of September 30, 2009, there was $6.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.

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
     Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of September 30, 2009, we had 443 stores in total consisting of 248 located in Tennessee, 94 in Alabama, 81 in Georgia, and 13 in Arkansas. The remaining 7 stores are located in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names MAPCO Express®, MAPCO Mart®, Discount Food Marttm, Fast Food and Fueltm and Favorite Markets® brands. Additionally, we operated 9 retail fuel and convenience stores in Virginia under the East Coast® brand, which were classified as held for sale as of September 30, 2009. The operating results for these stores, in all periods presented herein, have been included in discontinued operations. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in a manner such that aggregation of these operations is appropriate for segment presentation.
     Our refining business has a services agreement with our marketing segment, which among other things, requires the refining segment to pay service fees to the marketing segment based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $1.2 million and $8.6 million, respectively, in the three and nine months ended September 30, 2009 and $4.8 million and $10.8 million in the three and nine months ended September 30, 2008, respectively. Additionally, in April 2009, the refining segment began paying crude transportation and storage fees to the marketing segment, relating to the utilization of certain crude pipeline assets. These fees were $2.4 million and $4.4 million during the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2009, refining sold finished product to marketing in the amount of $3.3 million. There were no such sales during the three and nine months ended September 30, 2008. All inter-segment transactions have been eliminated in consolidation.

     The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and For the Three Months Ended September 30, 2009
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$366.1	$365.2	$86.5	$0.1	$817.9
Intercompany marketing fees and sales	2.1	—	3.6	(5.7)	—
Operating costs and expenses:
Cost of goods sold	347.5	315.1	85.7	(3.2)	745.1
Operating expenses	24.1	33.4	0.5	(2.4)	55.6
Insurance proceeds — business interruption	(6.0)	—	—	—	(6.0)
Property damage proceeds, net	(5.8)	—	—	—	(5.8)

Segment contribution margin	$8.4	$16.7	$3.9	$—	29.0

General and administrative expenses					15.4
Depreciation and amortization					13.9
Loss on sale of assets					1.9

Operating income					$(2.2)

Total assets	$554.0	$434.6	$67.4	$210.6	$1,266.6

Capital spending (excluding business combinations)	$7.9	$4.2	$—	$—	$12.1

	As of and For the Three Months Ended September 30, 2008
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$675.3	$506.9	$220.1	$0.2	$1,402.5
Intercompany marketing fees and sales	(4.8)	—	4.8	—	—
Operating costs and expenses:
Cost of goods sold	612.8	450.0	217.4	(9.0)	1,271.2
Operating expenses	28.1	35.4	0.4	0.1	64.0

Segment contribution margin	$29.6	$21.5	$7.1	$9.1	67.3

General and administrative expenses					16.3
Depreciation and amortization					10.3
Gain on sale of assets					(4.0)

Operating income					$44.7

Total assets	$457.1	$505.2	$85.3	$195.1	$1,242.7

Capital spending (excluding business combinations)	$15.8	$3.5	$0.2	$—	$19.5

	For the Nine Months Ended September 30, 2009
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$528.2	$990.5	$246.9	$0.5	$1,766.1
Intercompany marketing fees and sales	(5.3)	—	13.0	(7.7)	—
Operating costs and expenses:
Cost of goods sold	465.6	858.6	242.4	(3.7)	1,562.9
Operating expenses	60.0	98.3	0.9	(4.4)	154.8
Insurance proceeds — business interruption	(64.1)	—	—	—	(64.1)
Property damage proceeds, net	(24.7)	—	—	—	(24.7)

Segment contribution margin	$86.1	$33.6	$16.6	$0.9	137.2

General and administrative expenses					45.6
Depreciation and amortization					36.6
Loss on sale of assets					1.9

Operating income					$53.1

Capital spending (excluding business combinations)	$142.9	$10.7	$—	$—	$153.6

	For the Nine Months Ended September 30, 2008
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$1,868.4	$1,454.3	$633.9	$0.5	$3,957.1
Intercompany marketing fees and sales	(11.8)	—	11.8	—	—
Operating costs and expenses:
Cost of goods sold	1,723.4	1,304.1	625.3	1.9	3,654.7
Operating expenses	75.5	103.2	0.8	0.3	179.8

Segment contribution margin	$57.7	$47.0	$19.6	$(1.7)	122.6

General and administrative expenses					41.9
Depreciation and amortization					28.1
Gain on sale of assets					(6.9)

Operating income					$59.5

Capital spending (excluding business combinations)	$73.8	$16.2	$0.9	$—	$90.9

(1)	Retail operating results for the three and nine months ended September 30, 2008 have been restated to reflect the reclassification of the Virginia stores to discontinued operations.
10. Fair Value Measurements
     ASC 820 defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We elected to implement this statement with the one-year deferral permitted by ASC 820 for non-financial assets and non-financial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to non-financial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We adopted ASC 820 for non-financial assets and non-financial liabilities measured at fair value effective January 1, 2009. Because we do not hold any non-financial assets or liabilities measured at fair value, this adoption did not impact to our consolidated financial statements.
     ASC 820 applies to our interest rate and commodity derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material at this time.
     ASC 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.
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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2009, was (in millions):

	As of September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$41.8	$—	$41.8
Liabilities
Commodity derivatives	—	(32.6)	—	(32.6)

Net assets (liabilities)	$—	$9.2	$—	$9.2

     The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted, where the legal right of offset exists. This differs from the presentation in the financial statements which reflects the company’s policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of September 30, 2009 and December 31, 2008, respectively, $10.1 million and $26.9 million of net derivative positions are included in other current assets on the accompanying condensed consolidated balance sheets. As of September 30, 2009, $0.9 million of cash collateral is held by counterparty brokerage firms. These amounts have been netted with the net derivative positions with each counterparty.
11. Derivative Instruments
     From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:
•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and

•	To limit the exposure to floating-rate fluctuations on current borrowings.
     We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the three and nine months ended September 30, 2009 and 2008.
Swaps
     In December 2007, in conjunction with providing E-10 products in our retail markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade, which fixed the purchase price of ethanol for a predetermined number of gallons at future dates from April 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the NYMEX, which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from April 2008 through December 2009. Delek recognized gains (losses) of $8.7 million and $(1.8) million, respectively, during the three and nine months ended September 30, 2008. These gains and losses were included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no gains or losses recognized on these swaps during the three or nine months ended September 30, 2009. As of September 30, 2009 and December 31, 2008, total unrealized gains of $1.1 million and $4.3 million, respectively, are held as other current assets on the accompanying condensed consolidated balance sheets.
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
     In accordance with ASC 815, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the three and nine months ended September 30, 2009, we recognized (losses) gains of $(0.2) million and

$10.0 million, respectively, which are included as an adjustment to cost of goods sold in the condensed consolidated statement of operations as a result of the discontinuation of these cash flow hedges. For the three and nine months ended September 30, 2008, Delek recorded unrealized gains (losses) as a component of other comprehensive income of $14.2 million ($8.8 million, net of deferred taxes) and $(8.1) million ($(5.4) million, net of deferred taxes), respectively, related to the change in the fair value of these swaps. As of September 30, 2009 and December 31, 2008, Delek had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $0.2 million and $0.6 million associated with these hedges. The fair value of these contracts remaining in accumulated other comprehensive income will be recognized in income as the positions are closed and the hedged transactions are recognized in income. As of September 30, 2009 and December 31, 2008, total unrealized gains of $8.2 million and $11.6 million, respectively, are held as other current assets on the accompanying condensed consolidated balance sheets.
Forward Fuel Contracts
     From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized losses of $0.5 million and $1.6 million, respectively, during the three and nine months ended September 30, 2009 and gains of $2.1 million and $1.7 million, respectively, during the three and nine months ended September 30, 2008, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. As of September 30, 2009 and December 31, 2008, total unrealized gains (losses) of $0.2 million and $(0.8) million, respectively, are held as other current assets (liabilities) on the accompanying condensed consolidated balance sheets.
Options
     In the first quarter of 2008, Delek entered into a put option with a major financial institution that fixes the sales price of crude oil for a predetermined number of units, which expired in December 2008. Delek recognized gains (losses) of $0.3 million and $(0.1) million, respectively, during the three and nine months ended September 30, 2008, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no option contracts outstanding during the three or nine months ended September 30, 2009.
Futures Contracts
     From time to time, Delek enters into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains (losses) of $0.2 million and $0.6 million, respectively, during the three and nine months ended September 30, 2009, and $2.2 million and $(5.4) million, respectively, during the three and nine months ended September 30, 2008, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. As of September 30, 2009 and December 31, 2008, total unrealized gains (losses) of $(0.2) million and $0.1 million, respectively, are held as other current assets on the accompanying condensed consolidated balance sheets.
     From time to time, Delek also enters into futures contracts with fuel supply vendors that secure supply of product to be purchased for use in the normal course of business at our refining and retail segments. These contracts are priced based on an index that is clearly and closely related to the product being purchased, contain no net settlement provisions and typically qualify under the normal purchase exemption from derivative accounting treatment under ASC 815.
     Due to the suspension of operations at the refinery in November 2008, Delek was unable to take delivery under the refining contracts covering the period of the refinery shutdown and settled these contracts net with the vendors, even though no net settlement provisions exist. Therefore, Delek discontinued the normal purchase exemption under ASC 815 for the refining contracts covering the periods from January 2009 through April 2009. Delek has recognized losses $2.0 million relating to the market value of these contracts for the nine months ended September 30, 2009. There were no futures contracts recorded at fair value under ASC 815 during the three or nine months ended September 30, 2008. As of December 31, 2008, total unrealized gains of $5.4 million were held as other current assets on the accompanying condensed consolidated balance sheet. There were no outstanding contracts as of September 30, 2009.

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
     Based upon environmental evaluations performed internally and by third parties subsequent to our purchase of the Tyler refinery, we have recorded a liability of approximately $7.0 million as of September 30, 2009 relative to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature. This liability includes estimated costs for on-going investigation and remediation efforts for known contamination of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $3.1 million of the liability is expected to be expended over the next 12 months with the remaining balance of $3.9 million expendable by 2022.
     In late 2004, the prior refinery owner began discussions with the United States Environmental Protection Agency (EPA) Region 6 and the United States Department of Justice (DOJ) regarding certain Clean Air Act (CAA) requirements at the refinery. The prior refinery owner expected to settle the matter with EPA and the DOJ by the end of 2005, however, the negotiations were not finalized until July 2009. A consent decree was entered by the Court and became effective on September 23, 2009. The consent decree does not allege any violations by Delek subsequent to the purchase of the refinery and the prior owner is responsible for payment of the assessed penalty. The capital projects required by the consent decree have either been completed (such as a new electrical substation to increase operational reliability and additional sulfur removal capacity to address upsets) or will not have a material adverse effect upon our future financial results. In addition, the consent decree requires certain on-going operational changes that will increase future operating expenses at the refinery. We believe any such costs will not have a material adverse effect upon our business, financial condition or operations.

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
     In June 2007, OSHA announced that, under a National Emphasis Program (NEP) addressing workplace hazards at petroleum refineries, it would conduct inspections of process safety management programs at approximately 80 refineries nationwide. OSHA conducted an NEP inspection at our Tyler, Texas refinery between February and August of 2008 and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the NEP citations. Between November 2008 and May 2009, OSHA conducted another inspection at our Tyler refinery as a result of the explosion and fire that occurred there and issued citations assessing an aggregate penalty of approximately $0.2 million. We are also contesting these citations and do not believe that the outcome of any pending OSHA citations (whether alone or in the aggregate) will have a material adverse effect on our business, financial condition or results of operations.
     In addition to OSHA, the Chemical Safety Board (CSB) also requested information pertaining to the November 2008 incident and the EPA has requested information pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act.

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
Letters of Credit
     As of September 30, 2009, Delek had in place letters of credit totaling approximately $150.8 million with various financial institutions securing obligations with respect to its workers’ compensation self-insurance programs, as well as purchases of crude oil for the refinery, gasoline and diesel for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at September 30, 2009.
13. Related Party Transactions
     At September 30, 2009, Delek Group beneficially owned approximately 73.8% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Itshak Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
     On September 29, 2009, Delek executed a promissory note in favor of Delek Petroleum in the amount of $65.0 million. The note matures on October 1, 2010 and bears interest at 8.5% (net of any applicable withholding taxes) payable on a quarterly basis. Additionally, the lender has the option, any time after December 31, 2009, to elect a one-time adjustment to the functional currency of the principal amount. The note also provides the lender the option to make an adjustment to the interest rate, once during the note life, but that adjustment cannot exceed the then prevailing market interest rate. The note is unsecured. The loan is prepayable in whole or in part at any time without penalty or premium at the borrower’s election.
     In December 2008, Finance, a wholly-owned subsidiary of Delek, borrowed $15 million from Delek Petroleum. The interest rate was LIBOR plus 4% and the debt was fully repaid on December 31, 2008.
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
     On January 12, 2006, we entered into a consulting agreement with Charles H. Green, the father of one of our named executive officers, Frederec Green. Under the terms of the agreement, Charles Green provides assistance and guidance, primarily in the area of electrical reliability, at our Tyler refinery, and is paid $100 per hour for services rendered. We paid nominal amounts to Mr. Green in 2009 and $0.1 million and $0.2 million for these services during the three and nine months ended September 30, 2008, respectively.
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
14. Subsequent Events
Dividend Declaration
     On November 4, 2009, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on December 15, 2009 to shareholders of record on November 24, 2009.
Subsequent Event Evaluation
     We have evaluated subsequent events from September 30, 2009 through the date of the filing of this Form-10Q on November 6, 2009, the date the financial statements were issued. No material subsequent events have occurred during this time which would require recognition in the condensed consolidated financial statements or footnotes as of and for the three or nine months ended September 30, 2009.

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
Overview
     We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment owns a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (bpd) and light products loading facilities. Our marketing segment sells refined products on a wholesale basis in east and west Texas through company-owned and third-party operated terminals and crude oil pipelines and owns and leases certain refined product and crude oil storage facilities. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 452 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. Of these 452 locations, the 9 stores located in Virginia are currently classified as held for sale for accounting purposes. Additionally, we own a minority interest in Lion Oil Company (Lion Oil), a privately-held Arkansas corporation, which operates a 75,000 bpd moderate complexity crude oil refinery located in El Dorado, Arkansas and other pipeline and product terminals.
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
     As we have previously reported, on November 20, 2008, an explosion and fire occurred at our refinery in Tyler, Texas which halted our production. The explosion and fire caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. The refinery was subject to a gradual, monitored restart in early May 2009, culminating in a full resumption of operations on May 18, 2009. For the nine months ended September 30, 2009, the refinery was fully operational for a total of 136 days.

     We carry insurance coverage with $1.0 billion in combined limits to insure property damage and business interruption, which is likely to cover the bulk of the reconstruction and business interruption expenses that we incur during the transitional recovery period. Thus far, through September 30, 2009, we have recorded insurance proceeds of $100.2 million, of which $64.1 million is included as business interruption proceeds and $36.1 million is included as property damage proceeds. We also recorded expenses of $11.4 million, resulting in a net gain of $24.7 million related to property damage proceeds. The final total insurance claim has not yet been resolved for a number of reasons, including, without limitation, the interpretation of insurance policy provisions, the length of the insurance claim, insurance deductible amounts and periods, market conditions that affect projected revenues and firm profits, actual operating and rebuild costs and expenses, additional or revised information, audit adjustments and other verifications of the insurance claim and subsequent events.
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
Executive Summary of Recent Developments
Refining segment activity
     The third quarter of 2009 was the first full quarter of operations for the Tyler refinery since the suspension of operations due to the explosion and fire that occurred in the fourth quarter of 2008.
     For the third quarter of 2009, capacity utilization at the refinery was 82.6%, as compared to 86.0% in the same quarter 2008. We produced 54,092 barrels per day in the 2009 third quarter, versus 55,339 barrels per day in the 2008 third quarter.
     During the third quarter of 2009, we sought to optimize our production slate to take advantage of a gasoline crack which, while weak, was still stronger than the distillate crack. As a result, 55.0% of our total production was gasoline, while 36.2% was distillate and 8.8% was residual products.
Marketing segment activity
     Our marketing segment generated net sales for the 2009 third quarter of $90.1 million on sales of approximately 11,897 barrels per day of refined products compared to $224.9 million on sales of approximately 16,900 barrels per day in the third quarter of 2008. Inventories of refined products in central Texas rose to unusually high levels during the period. Refined product volumes that are typically shipped by competitors into upper Midwestern markets remained in central Texas during the period, as summer demand in the outside markets declined below historical levels. Given these competitive dynamics, sales and profit margins within the marketing segment were under pressure during the third quarter of 2009.
Retail segment activity
     In the third quarter of 2009, the retail segment reported positive same-store gallons sold and positive same-store merchandise sales when compared to the same quarter of 2008. We believe that a combination of lower fuel prices and stabilization in unemployment rates in certain of our core markets in Tennessee and Georgia have helped contribute to this improvement.
Market Trends
     Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum prices is our primary source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell.
     We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in volatility in the price of crude oil and product prices in 2009 and 2008. The average price of crude oil in the third quarters of 2009 and 2008 was $68.24 and $118.70 per barrel, respectively. The U.S. Gulf Coast 5-3-2 crack spread ranged from a high of $11.82 per barrel to a low of $1.89 per barrel and averaged $6.38 per barrel during the third quarter of 2009, compared to an average of $15.08 in the third quarter of 2008.
     We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $1.59 per gallon to a high of $2.03 per gallon during the third quarter of 2009 and averaged $1.81 per gallon in the 2009 third quarter, which compares to an average of $3.12 per gallon in the third quarter of 2008. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline.
     The cost of natural gas used for fuel in our Tyler refinery has also shown historic volatility. Our average cost of natural gas decreased to $3.15 per million British Thermal Units (MMBtu) in the third quarter of 2009 from $9.12 per million MMBtu in the third quarter of 2008.
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
Factors Affecting Comparability
     The comparability of our results of operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 is affected by the following factors:
•	The explosion and fire at the Tyler, Texas refinery on November 20, 2008 which shut down operations at the refinery for a portion of the nine months ended September 30, 2009. Operations fully resumed on May 18, 2009.

•	Volatile commodity prices in both 2009 and 2008, which have dramatically impacted sales and costs of sales, and

•	Change in the accounting for the investment in Lion Oil from the equity method to the cost method.

Summary Financial and Other Information
     The following table provides summary financial data for Delek.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except share and per share data)
Net sales:
Refining	$368.2	$670.5	$522.9	$1,856.6
Marketing	90.1	224.9	259.9	645.7
Retail	365.2	506.9	990.5	1,454.3
Other	(5.6)	0.2	(7.2)	0.5

Total	817.9	1,402.5	1,766.1	3,957.1
Operating costs and expenses:
Cost of goods sold	745.1	1,271.2	1,562.9	3,654.7
Operating expenses	55.6	64.0	154.8	179.8
Insurance proceeds — business interruption	(6.0)	—	(64.1)	—
Property damage proceeds, net	(5.8)	—	(24.7)	—
General and administrative expenses	15.4	16.3	45.6	41.9
Depreciation and amortization	13.9	10.3	36.6	28.1
Loss (gain) on sale of assets	1.9	(4.0)	1.9	(6.9)

Total operating costs and expenses	820.1	1,357.8	1,713.0	3,897.6

Operating income	(2.2)	44.7	53.1	59.5

Interest expense	6.8	6.5	17.2	18.2
Interest income	—	(0.4)	(0.1)	(2.0)
Loss from equity method investment	—	0.8	—	7.9
Other expenses (income), net	(1.4)	0.1	0.6	0.8

Total non-operating expenses	5.4	7.0	17.7	24.9

Income (loss) from continuing operations before income tax expense (benefit)	(7.6)	37.7	35.4	34.6
Income tax expense (benefit)	(2.5)	13.3	12.6	12.1

Income (loss) from continuing operations	(5.1)	24.4	22.8	22.5
Income (loss) from discontinued operations, net of tax	0.3	1.0	(1.0)	1.9

Net income (loss)	$(4.8)	$25.4	$21.8	$24.4

Basic earnings per share:
Income (loss) from continuing operations	$(0.10)	$0.45	$0.43	$0.41
Income (loss) from discontinued operations	0.01	0.02	(0.02)	0.04

Total basic earnings per share	$(0.09)	$0.47	$0.41	$0.45

Diluted earnings per share:
Income (loss) from continuing operations	$(0.10)	$0.45	$0.42	$0.41
Income (loss) from discontinued operations	0.01	0.02	(0.02)	0.04

Total diluted earnings per share	$(0.09)	$0.47	$0.40	$0.45

Weighted average common shares outstanding:
Basic	53,700,497	53,680,570	53,690,793	53,673,290

Diluted	53,700,497	54,380,835	54,449,404	54,414,106

Dividends declared per common share outstanding	$0.0375	$0.0375	$0.1125	$0.1125

Cash Flow Data:
Cash flows provided by operating activities			$151.3	$98.4
Cash flows used in investing activities			(105.1)	(38.2)
Cash flows provided by (used in) financing activities			46.2	(85.8)

Net increase (decrease) in cash and cash equivalents			$92.4	$(25.6)

	As of and For the Three Months Ended September 30, 2009
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$366.1	$365.2	$86.5	$0.1	$817.9
Intercompany marketing fees and sales	2.1	—	3.6	(5.7)	—
Operating costs and expenses:
Cost of goods sold	347.5	315.1	85.7	(3.2)	745.1
Operating expenses	24.1	33.4	0.5	(2.4)	55.6
Insurance proceeds — business interruption	(6.0)	—	—	—	(6.0)
Property damage proceeds, net	(5.8)	—	—	—	(5.8)

Segment contribution margin	$8.4	$16.7	$3.9	$—	29.0

General and administrative expenses					15.4
Depreciation and amortization					13.9
Loss on sale of assets					1.9

Operating income					$(2.2)

Total assets	$554.0	$434.6	$67.4	$210.6	$1,266.6

Capital spending (excluding business combinations)	$7.9	$4.2	$—	$—	$12.1

	As of and For the Three Months Ended September 30, 2008
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$675.3	$506.9	$220.1	$0.2	$1,402.5
Intercompany marketing fees and sales	(4.8)	—	4.8	—	—
Operating costs and expenses:
Cost of goods sold	612.8	450.0	217.4	(9.0)	1,271.2
Operating expenses	28.1	35.4	0.4	0.1	64.0

Segment contribution margin	$29.6	$21.5	$7.1	$9.1	67.3

General and administrative expenses					16.3
Depreciation and amortization					10.3
Gain on sale of assets					(4.0)

Operating income					$44.7

Total assets	$457.1	$505.2	$85.3	$195.1	$1,242.7

Capital spending (excluding business combinations)	$15.8	$3.5	$0.2	$—	$19.5

	For the Nine Months Ended September 30, 2009
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$528.2	$990.5	$246.9	$0.5	$1,766.1
Intercompany marketing fees and sales	(5.3)	—	13.0	(7.7)	—
Operating costs and expenses:
Cost of goods sold	465.6	858.6	242.4	(3.7)	1,562.9
Operating expenses	60.0	98.3	0.9	(4.4)	154.8
Insurance proceeds — business interruption	(64.1)	—	—	—	(64.1)
Property damage proceeds, net	(24.7)	—	—	—	(24.7)

Segment contribution margin	$86.1	$33.6	$16.6	$0.9	137.2

General and administrative expenses					45.6
Depreciation and amortization					36.6
Loss on sale of assets					1.9

Operating income					$53.1

Capital spending (excluding business combinations)	$142.9	$10.7	$—	$—	$153.6

	For the Nine Months Ended September 30, 2008
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$1,868.4	$1,454.3	$633.9	$0.5	$3,957.1
Intercompany marketing fees and sales	(11.8)	—	11.8	—	—
Operating costs and expenses:
Cost of goods sold	1,723.4	1,304.1	625.3	1.9	3,654.7
Operating expenses	75.5	103.2	0.8	0.3	179.8

Segment contribution margin	$57.7	$47.0	$19.6	$(1.7)	122.6

General and administrative expenses					41.9
Depreciation and amortization					28.1
Gain on sale of assets					(6.9)

Operating income					$59.5

Capital spending (excluding business combinations)	$73.8	$16.2	$0.9	$—	$90.9

(1)	Retail operating results for the three and nine months ended September 30, 2008 have been restated to reflect the reclassification of the Virginia stores to discontinued operations.
Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2009 versus the Three Months Ended September 30, 2008
     For the third quarters of 2009 and 2008, we generated net sales of $817.9 million and $1,402.5 million, respectively, a decrease of $584.6 million or 41.7%. The decrease in net sales is primarily due to decreased fuel sales prices at the refining, retail and marketing segments.
     Cost of goods sold was $745.1 million for the 2009 third quarter compared to $1,271.2 million for the 2008 third quarter, a decrease of $526.1 million or 41.4%. The decrease in cost of goods sold primarily resulted from lower cost of crude at the refinery and decreased fuel costs at the retail and marketing segments. Cost of goods sold for the third quarter of 2009 and 2008 also include net gains (losses) on derivative activity of $(0.5) million and $13.5 million, respectively.
     Operating expenses were $55.6 million for the third quarter of 2009 compared to $64.0 million for the 2008 third quarter, a decrease of $8.4 million or 13.1%. This decrease was primarily due to lower utility costs at the refinery and decreases in credit expense and salaries at the retail segment.
     During the third quarter of 2009, we recorded insurance proceeds of $12.0 million related to the fourth quarter 2008 incident at the refinery, of which $6.0 million is included as business interruption proceeds and $6.0 million is included as property damage proceeds. We also recorded expenses of $0.2 million, resulting in a net gain of $5.8 million related to property damage proceeds.
     General and administrative expenses were $15.4 million for the third quarter of 2009 compared to $16.3 million for the 2008 third quarter, a decrease of $0.9 million or 5.5%. The overall decrease was primarily due to decreases in salaried labor and benefits expenses. We do not allocate general and administrative expenses to our operating segments.
     Depreciation and amortization was $13.9 million for the 2009 third quarter compared to $10.3 million for the 2008 third quarter, an increase of $3.6 million or 35.0%. This increase was primarily due to several capital projects that were placed in service at the refinery, including the saturates gas plant rebuild due to the fourth quarter 2008 explosion and fire, the turnaround activities completed in the second quarter of 2009 and crude optimization projects completed in the second quarter of 2009.
     Interest expense was $6.8 million and $6.5 million in the 2009 and 2008 third quarters, respectively. This increase is the net result of a number of partially offsetting factors. An increase in our letter of credit rates was partially offset by a reduction in the amount of letters of credit issued and an increase in our funded debt levels was partially offset by a decrease in our average interest rate for our variable rate debt. Additionally, capitalized interest in the third quarter of 2009 was lower than in the third quarter 2008, contributing to an increase in interest expense. Interest income was nominal in the 2009 third quarter and $0.4 million for the 2008 third quarter. This decrease was primarily due to lower cash balances and lower investment returns.

     Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting. Accordingly, there was no income from equity method investment in the third quarter of 2009. In the third quarter of 2008, the loss from equity method investment was $0.8 million, which included our proportionate share of the loss from our investment for this period of $0.7 million, as well as amortization expense of $0.1 million related to the fair value differential determined at the acquisition date of our minority investment. We included our proportionate share of the operating results of Lion Oil in our consolidated statements of operations two months in arrears.
     Other expenses (income), net were $(1.4) million and $0.1 million in the third quarter of 2009 and 2008, respectively. In the third quarter of 2009, we sold our available for sale investment in shares of common stock in Bank of America. This sale resulted in a gain of $1.4 million in the third quarter of 2009. Other expenses in the third quarter of 2008 primarily relate to the change in fair market value of our interest rate derivatives.
     Income tax (benefit) expense was $(2.5) million for the third quarter of 2009, compared to $13.3 million for the 2008 third quarter. Our effective tax rate was 32.9% for the third quarter of 2009, compared to 35.3% for the third quarter of 2008.
Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2009 versus the Nine Months Ended September 30, 2008
     For the nine months ended September 30, 2009 and 2008, we generated net sales of $1,766.1 million and $3,957.1 million, respectively, a decrease of $2,191.0 million or 55.4%. The decrease in net sales is primarily due to the suspension of our operations at the refinery as a result of the explosion and fire on November 20, 2008 and decreased fuel sales prices at the refining, retail and marketing segments. The refinery resumed operations in May 2009.
     Cost of goods sold was $1,562.9 million for the nine months ended September 30, 2009 compared to $3,654.7 million for the nine months ended September 30, 2008, a decrease of $2,091.8 million or 57.2%. The decrease in cost of goods sold resulted from the suspension of our operations at the refinery, decreased cost of crude at the refinery and decreased fuel costs at the retail and marketing segments. The refinery resumed operations in May 2009. Cost of goods sold for the nine months ended September 30, 2009 and 2008 also include net gains (losses) on derivative activity of $7.2 million and $(6.7) million, respectively.
     Operating expenses were $154.8 million for the nine months ended September 30, 2009 compared to $179.8 million for the nine months ended September 30, 2008, a decrease of $25.0 million or 13.9%. This decrease was primarily due to the suspension of our operations at the refinery and decreases in credit expense and salaries at the retail segment.
     During the nine months ended September 30, 2009, we recorded insurance proceeds of $100.2 million, of which $64.1 million is included as business interruption proceeds and $36.1 million is included as property damage proceeds. We also recorded expenses of $11.4 million, resulting in a net gain of $24.7 million related to property damage proceeds.
     General and administrative expenses were $45.6 million for the nine months ended September 30, 2009 compared to $41.9 million for the nine months ended September 30, 2008, an increase of $3.7 million or 8.8%. The overall increase was primarily due to increases in property taxes, salaried labor and benefits expenses. We do not allocate general and administrative expenses to the segments.
     Depreciation and amortization was $36.6 million for the nine months ended September 30, 2009 compared to $28.1 million for the comparable period in 2008. This increase was primarily due to several capital projects that were placed in service at the refinery in the second quarter of 2009, including the saturates gas plant rebuild due to the fourth quarter 2008 explosion and fire, the turnaround and crude optimization projects completed in the second quarter of 2009.
     Interest expense was $17.2 million for the nine months ended September 30, 2009 compared to $18.2 million for the nine months ended September 30, 2008, a decrease of $1.0 million. This decrease is the net result of a number of offsetting factors. A large reduction in the amount of letters of credit issued due to the suspension of operations at the refinery during the first part of the year was partially offset by an increase in our letter of credit fees and a decrease in our average interest rate for our variable rate debt was partially offset by an increase in our funded debt levels. Additionally, capitalized interest for the nine months ended September 30, 2009 was lower than in the same period 2008, lessening the interest expense decrease. Interest income was $0.1 million for the nine months ended September 30, 2009 compared to $2.0 million for the nine months ended September 30, 2008, a decrease of $1.9 million. This decrease was due to lower cash balances and lower investment returns during the first nine months of 2009.
     Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting. Accordingly, there was no income from equity method investment in the comparable period of 2009. For the nine months ended September 30, 2008, our loss from equity investment was $7.9 million, which included our proportionate share of the income for this period of $7.1 million and $0.8 million of amortization expense related to the fair value differential determined at the acquisition date of our equity investment. We included our proportionate share of the operating results of Lion Oil in our consolidated statements of operations two months in arrears.
     Other expenses, net were $0.6 million and $0.8 million in the nine months ended September 30, 2009 and 2008, respectively. In the second quarter of 2009, we exchanged our auction rate securities investment for shares of common stock in Bank of America to be held as available for sale securities. This conversion resulted in a loss of $2.0 million. In the third quarter of 2009, we sold the common stock of Bank of America. This sale resulted in a gain of $1.4 million, which partially offset the loss recognized on conversion. Other expenses during the nine months ended September 30, 2008 primarily related to the change in fair market value of our interest rate derivatives.
     Income tax expense (benefit) was $12.6 million for the nine months ended September 30, 2009, compared to $12.1 million for the nine months ended September 30, 2008, an increase of $0.5 million. Our effective tax rate was 35.6% for the nine months ended September 30, 2009, compared to 35.0% for the comparable period in 2008.
Operating Segments
     We review operating results in three reportable segments: refining, marketing and retail.
Refining Segment
     The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Days operated in period	92	92	136	274
Total sales volume (average barrels per day)(1)	54,266	55,854	55,758	55,034
Products manufactured (average barrels per day)(1):
Gasoline	29,735	30,158	28,653	29,718
Diesel/Jet	19,581	20,611	20,168	20,553
Petrochemicals, LPG, NGLs	2,600	1,672	2,666	1,981
Other	2,176	2,898	2,286	2,649

Total production	54,092	55,339	53,773	54,901

Throughput (average barrels per day)(1):
Crude oil	49,530	51,616	51,555	51,381
Other feedstocks	6,388	4,946	4,322	4,662

Total throughput	55,918	56,562	55,877	56,043

Per barrel of sales:
Refining operating margin	$4.15	$11.23	$7.87	$8.83
Refining operating margin excluding intercompany marketing service fees	$4.37	$12.16	$9.03	$9.61
Direct operating expenses	$4.82	$5.46	$7.69	$5.00
Pricing statistics (average for the period presented)(2):
WTI — Cushing crude oil (per barrel)	$68.24	$118.70	$68.00	$113.59
US Gulf Coast 5-3-2 crack spread (per barrel)(3)	$6.38	$15.08	$6.93	$11.63
US Gulf Coast Unleaded Gasoline (per gallon)	$1.81	$3.12	$1.83	$2.89
Ultra low sulfur diesel (per gallon)	$1.79	$3.39	$1.77	$3.28
Natural gas (per MMBTU)	$3.15	$9.12	$3.35	$9.68

(1)	Results include nominal throughputs and production for the period of gradual restart of the refinery from May 1, 2009 through May 17, 2009. The refinery resumed full operations on May 18, 2009. Sales volumes also include minimal sales of intermediate products made prior to the restart of the refinery.

(2)	This information for the nine months ended September 30, 2009 is calculated for the 136 days that the refinery was fully operational.

(3)	The average US Gulf Coast 5-3-2 crack spread was $7.76 for the full nine months ended September 30, 2009.

Comparison of the Three Months Ended September 30, 2009 versus the Three Months Ended September 30, 2008
     Net sales for the refining segment were $368.2 million for the third quarter of 2009 compared to $670.5 million for the 2008 third quarter, a decrease of $302.3 million or 45.1%. This decrease is primarily due to a decrease in the sales price of finished products. The average sales price per barrel sold decreased $56.73 per barrel, to $73.75 per barrel during the third quarter of 2009 from $130.48 per barrel during third quarter of 2008.
     Cost of goods sold for the third quarter of 2009 was $347.5 million compared to $612.8 million for the 2008 third quarter, a decrease of $265.3 million or 43.3%. This decrease is primarily due to a decrease in the average cost of crude oil from $118.70 per barrel in the third quarter of 2008 to $68.22 per barrel in the third quarter of 2009. Cost of goods sold for the third quarter of 2009 and 2008 include gains (losses) of a nominal amount and $2.5 million, respectively, related to derivative contract activity.
     Our refining segment has a service agreement with our marketing segment, which among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This fee was $1.2 million during the third quarter of 2009 as compared to $4.8 million in the same period of 2008. We eliminate this intercompany fee in consolidation.
     During the third quarter of 2009, we recorded insurance proceeds of $12.0 million related to the fourth quarter 2008 incident at the refinery, of which $6.0 million is included as business interruption proceeds and $6.0 million is included as property damage proceeds. We also recorded expenses of $0.2 million, resulting in a net gain of $5.8 million related to property damage proceeds.
     Operating expenses were $24.1 million for the 2009 third quarter compared to $28.1 million for the 2008 third quarter. This decrease in operating expense was primarily due to decreases in utilities, including a decrease in the cost of natural gas of $5.97 per MMBtu from $9.12 in the third quarter of 2008 to $3.15 in the third quarter of 2009. This decrease was partially offset by a $1.8 million increase in transportation and pipeline expenses, which are paid to the marketing segment. We eliminate these fees in consolidation.
     Contribution margin for the refining segment in the 2009 third quarter was $8.4 million, or 29.0% of our consolidated contribution margin.
Comparison of the Nine Months Ended September 30, 2009 versus the Nine Months Ended September 30, 2008
     Net sales for the refining segment were $522.9 million for the nine months ended September 30, 2009 compared to $1,856.6 million for the same period in 2008, a decrease of $1,333.7 million or 71.8%. This decrease is primarily due to the November 20, 2008 explosion and fire that led to the suspension of operations at the refinery and a decrease in selling prices on finished products. The average sales price per barrel sold decreased $54.16 per barrel, to $68.96 per barrel during the nine months ended September 30, 2009 from $123.12 per barrel during the nine months ended September 30, 2008. The refinery resumed operations in May 2009.
     Cost of goods sold for our refining segment for the nine months ended September 30, 2009 was $465.6 million compared to $1,723.4 million for the comparable period of 2008, a decrease of $1,257.8 million or 73.0%. This decrease is due to the November 20, 2008 explosion and fire that led to the suspension of operations at the refinery and a decrease in the average cost of crude oil, from $113.59 per barrel during the nine months ended September 30, 2008 to $68.00 per barrel during the nine months ended September 30, 2009. The refinery resumed operations in May 2009. Cost of goods sold for the nine months ended September 30, 2009 and 2008 include gains (losses) of $8.2 million and $(5.2) million, respectively, related to derivative contract activity.
     Our refining segment has a services agreement with our marketing segment, which among other things, requires the refining segment to pay service fees to the marketing segment based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This fee was $8.6 million during the nine months ended September 30, 2009 compared to $11.8 million in the same period of 2008. We eliminate this intercompany fee in consolidation.
     During the nine months ended September 30, 2009, we recorded insurance proceeds of $100.2 million related to the fourth quarter 2008 incident at the refinery, of which, $64.1 million is included as business interruption proceeds and $36.1 million is included as property damage. We also recorded expenses of $11.4 million, resulting in a net gain of $24.7 million related to property damage proceeds.
     Operating expenses were $60.0 million for the nine months ended September 30, 2009 compared to $75.5 million for the nine months ended September 30, 2008. This decrease in operating expense was primarily due to decreases in utilities and chemicals due to the suspension of operations and a decrease in the cost of natural gas of $6.33 per MMBTU from $9.68 for the nine months ended September 30, 2008 to $3.35 for the nine months ended September 30, 2009. This decrease was partially offset by a $2.5 million increase in transportation and pipeline expenses, which are paid to the marketing segment. We eliminate these fees in consolidation.
     Segment contribution margin for the refining segment for the nine months ended September 30, 2009 represented 62.8% of our consolidated segment contribution margin, or $86.1 million.
Marketing Segment
     The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Days operated in period	92	92	273	274
Total sales volume (average barrels per day)	11,897	16,946	13,151	17,316
Products sold (average barrels per day):
Gasoline	6,423	8,349	6,848	8,440
Diesel/Jet	5,434	8,531	6,251	8,810
Other	40	66	52	66

Total sales	11,897	16,946	13,151	17,316

Direct operating expenses (per barrel of sales)	$0.47	$0.26	$0.25	$0.18

Comparison of the Three Months Ended September 30, 2009 versus the Three Months Ended September 30, 2008
     Net sales for the marketing segment were $90.1 million in the third quarter of 2009 compared to $224.9 million for the 2008 third quarter. Total sales volume averaged 11,897 barrels per day in the 2009 third quarter compared to 16,946 in the 2008 third quarter. The average sales price per gallon of gasoline decreased to $1.89 per gallon in the third quarter of 2009 from $3.21 in the third quarter of 2008. The average price of diesel also decreased to $1.87 per gallon in the third quarter of 2009 compared to $3.52 per gallon in the third quarter of 2008. Constraints in the midcontinent market related to lower demand put pricing pressure on our west Texas market. Additionally, diminished oil drilling activity in the west Texas area reduced demand for diesel. Net sales included $1.2 million and $4.8 million of net service fees for the three months ended September 30, 2009 and 2008, respectively, and $2.4 million in transportation and storage fees for the three months ended September 30, 2009. These fees were paid by our refining segment to our marketing segment and are eliminated in consolidation. The service fees were based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services.
     Cost of goods sold was $85.7 million in the third quarter of 2009 approximating a cost per barrel sold of $78.28. This compares to cost of goods sold of $217.4 million for the third quarter of 2008, approximating a cost per barrel sold of $139.46. This cost per barrel resulted in an average gross margin of $4.02 per barrel in the 2009 third quarter compared to $4.77 per barrel in the 2008 third quarter. Additionally, we recognized (losses) gains during the third quarters of 2009 and 2008 of $(0.5) million and $2.1 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
     Operating expenses in the marketing segment were approximately $0.5 million and $0.4 million for the third quarters of 2009 and 2008, respectively, and primarily relate to utilities and insurance costs.
     Contribution margin for the marketing segment in the 2009 third quarter was $3.9 million, or 13.4% of our consolidated segment contribution margin.
Comparison of the Nine Months Ended September 30, 2009 versus the Nine Months Ended September 30, 2008
     Net sales for the marketing segment were $259.9 million in the nine months ended September 30, 2009 compared to $645.7 million for the nine months ended September 30, 2008. Total sales volume averaged 13,151 barrels per day during the nine months ended September 30, 2009 compared to 17,316 in the 2008 comparable period. The average sales price per gallon of gasoline decreased to $1.65 per gallon in the nine months ended September 30, 2009 from $2.97 for the same period in 2008. The average price of diesel also decreased to $1.63 per gallon in the nine months ended September 30, 2009 compared to $3.39 per gallon in the comparable period of 2008. Constraints in the midcontinent market related to lower demand put pricing pressure on our west Texas market throughout the period. Additionally, in the second quarter, diminished oil drilling activity in the west Texas area reduced demand for diesel. Net sales included $8.6 million and $11.8 million of net service fees for the nine months ended September 30, 2009 and 2008, respectively, and $4.4 million in transportation and storage fees for the nine months ended September 30, 2009. These fees were paid by our refining segment to our marketing segment and are eliminated in consolidation. In the first half of 2009, during the period of suspension of operations at the refinery, the service fees were partially based on the modeled sales included in the refining segment’s business interruption insurance claims. In the remainder of the second quarter and in the third quarter 2009 when the refinery was in operation and in the 2008 second quarter, the service fees were based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services.
     Cost of goods sold was $242.4 million in the nine months of 2009 approximating a cost per barrel sold of $67.52. This compares to cost of goods sold of $625.3 million for the same period in 2008, approximating a cost per barrel sold of $131.80. This cost per barrel resulted in an average gross margin of $4.88 per barrel for the nine months ended September 30, 2009 compared to $4.30 per barrel for the same period in 2008. Additionally, we recognized losses during the nine months ended September 30, 2009 and 2008 of $1.6 million and $1.7 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
     Operating expenses in the marketing segment were approximately $0.9 million and $0.8 million for the nine months ended September 30, 2009 and 2008 and primarily relate to utilities and insurance costs.
     Contribution margin for the marketing segment for the nine months ended September 30, 2009 was $16.6 million, or 12.1% of our consolidated segment contribution margin.
Retail Segment
     The table below sets forth certain information concerning our retail segment continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008(1)	2009	2008(1)
Number of stores (end of period)	443	459	443	459
Average number of stores	455	459	456	459
Retail fuel sales (thousands of gallons)	102,391	100,875	305,968	308,371
Average retail gallons per average number of stores (in thousands)	225	220	671	672
Retail fuel margin ($ per gallon)	$0.178	$0.241	$0.137	$0.180
Merchandise sales (in thousands)	$99,547	$98,033	$284,185	$288,393
Merchandise margin %	31.1%	32.2%	31.0%	32.1%
Credit expense (% of gross margin)	7.9%	8.8%	8.0%	9.5%
Merchandise and cash over/short (% of net sales)	0.2%	0.2%	0.2%	0.2%
Operating expense/merchandise sales plus total gallons	15.9%	17.2%	16.0%	16.6%

(1)	Retail operating results for the three and nine months ended September 30, 2008 have been restated to reflect the reclassification of the Virginia stores to discontinued operations.
Comparison of the Three Months Ended September 30, 2009 versus the Three Months Ended September 30, 2008
     Net sales for our retail segment in the third quarter of 2009 decreased 28.0% to $365.2 million from $506.9 million in the 2008 third quarter. This decrease was primarily due to a decrease in the retail fuel price per gallon of 35.8% to an average price of $2.42 per gallon in the third quarter of 2009 from an average price of $3.77 per gallon in the third quarter of 2008.
     Retail fuel sales were 102.4 million gallons for the 2009 third quarter, compared to 100.9 million gallons for the 2008 third quarter. Comparable store gallons increased 2.2% between the third quarter of 2009 and the third quarter of 2008. Total fuel sales, including wholesale dollars, decreased 35.1% to $265.6 million in the third quarter of 2009 from $409 million in the third quarter of 2008. The decrease was primarily due to a decrease of $1.35 per gallon in the average retail price per gallon ($2.42 per gallon in the third quarter of 2009 compared to $3.77 per gallon in the third quarter of 2008), partially offset by a increase in gallons sold noted above.
     Merchandise sales increased 1.5% to $99.5 million in the third quarter of 2009. On April 1, 2009, a federal tax increase of 62 cents per cigarette pack went into effect and increased our merchandise sales dollars. Without the cigarette tax increase, merchandise sales would have declined for the quarter due to lower sales in the beer category, the snacks category, and the dairy category, which includes water, juice, energy drinks and dairy items. Our comparable store merchandise sales increased by 1.9% for primarily the same reason.
     Cost of goods sold for our retail segment decreased 30% from $450.0 million in the third quarter of 2008 to $315.1 million in the third quarter of 2009. This decrease was primarily due to the decrease in the average cost per gallon of 36.5%, or an average cost of $2.24 per gallon in the third quarter of 2009 when compared to an average cost of $3.53 per gallon in the third quarter of 2008.
     Operating expenses were $33.4 million in the 2009 third quarter compared to $35.4 million in the 2008 third quarter, a decrease of $2.0 million, or 5.6%. This decrease was due primarily to a decrease in credit expenses. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations decreased to 15.9% in the third quarter of 2009 from 17.2% in the third quarter of 2008.
     Contribution margin for the retail segment in the 2009 third quarter was $16.7 million, or 57.6% of our consolidated contribution margin.
Comparison of the Nine Months Ended September 30, 2009 versus the Nine Months Ended September 30, 2008
     Net sales for our retail segment in the nine months ended September 30, 2009 decreased 31.9% to $990.5 million from $1,454.3 million in the comparable 2008 period. This decrease was primarily due to a decrease in the retail fuel price per gallon of 38.7% to an average price of $2.15 per gallon in the first nine months of 2009 from an average price of $3.51 per gallon in the first nine months of 2008.
     Retail fuel sales were 306.0 million gallons for the nine months ended September 30, 2009, compared to 308.4 million gallons for the nine months ended September 30, 2008. Total fuel sales, including wholesale dollars, decreased 39.4% to $706.2 million in the nine months ended September 30, 2009. The decrease was primarily due to a decrease of $1.36 per gallon in the average retail price per gallon ($2.15 per gallon in the nine months ended September 30, 2009 compared to $3.51 per gallon in the nine months ended September 30, 2008).
     Merchandise sales decreased 1.5% to $284.2 million in the nine months ended September 30, 2009. This decrease was primarily due to decreases in the dairy, beer, general merchandise, and snacks categories. These decreases were partially offset by higher cigarette sales, which can be attributed to the April 1, 2009 federal tax increase on cigarettes. Our comparable store merchandise sales decreased by 1.1% for primarily the same reasons.
     Cost of goods sold for our retail segment decreased 34.2% from $1,304.1 million in the nine months ended September 30, 2008 to $858.6 million in the nine months ended September 30, 2009. This decrease was primarily due to a decrease in the average cost of fuel of $1.32 per gallon, to $2.01 per gallon in the nine months ended September 30, 2009 as compared to $3.33 per gallon in the 2008 comparable period.
     Operating expenses were $98.3 million in the nine months ended September 30, 2009 compared to $103.2 million in the nine months ended September 30, 2008, a decrease of $4.9 million, or 4.7%. This decrease was due primarily to lower credit card expenses. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations decreased to 16% in the nine months ended September 30, 2009 from 16.6% in the nine months ended September 30, 2008.
     Segment contribution margin for the retail segment for the nine months ended September 30, 2009 represented 24.5% of our total contribution margin or $33.6 million.
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
     Additional capital may be required in order to consummate significant acquisitions. We would likely seek these additional funds from a variety of sources, including public or private debt and stock offerings, and borrowings under credit lines or other sources, including our parent company. There can be no assurance that we will be able to raise additional funds on favorable terms or at all.
Cash Flows
     The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2009 and 2008 (in millions):

	Nine Months Ended September 30,
	2009	2008
Cash Flow Data:
Cash flows provided by operating activities	$151.3	$98.4
Cash flows used in investing activities	(105.1)	(38.2)
Cash flows provided by (used in) financing activities	46.2	(85.8)

Net increase (decrease) in cash and cash equivalents	$92.4	$(25.6)

Cash Flows from Operating Activities
     Net cash provided by operating activities was $151.3 million for the nine months ended September 30, 2009 compared to $98.4 million for the same period in 2008. The increase in cash flows from operations in 2009 from 2008 was primarily due to a $30.1 million increase in deferred taxes and an increase in accounts payable and other current liabilities. These changes were partially offset by an increase in inventories and other current assets.
Cash Flows from Investing Activities
     Net cash used in investing activities was $105.1 million for the nine months ended September 30, 2009 compared to $38.2 million in the nine months ended September 30, 2008. This increase is primarily due to a $62.7 million increase in capital spending in the first nine months of 2009 as compared to the first nine months of 2008 and the cash provided by purchase and sales activity of $44.4 million associated with our short-term investments in the first nine months of 2008. We had no short-term investment activity in the first nine months of 2009.
     Cash used in investing activities includes our capital expenditures during the current period of approximately $153.6 million, of which $142.9 million was spent on projects at our refinery, including the rebuild of the saturates gas plant damaged in the explosion and fire in the fourth quarter of 2008, and $10.7 million in our retail segment. During the nine months ended September 30, 2008, we spent $73.8 million on projects at our refinery, $16.2 million in our retail segment and $0.9 million in our marketing segment.
Cash Flows from Financing Activities
     Net cash provided by (used in) financing activities was $46.2 million during the nine months ended September 30, 2009, compared to ($85.8) million in the first nine months of 2008. The increase in net cash provided by financing activities in the first nine months of 2009 primarily consisted of net proceeds from long-term revolvers of $54.3 million and proceeds from a new related party note payable of $65.0 million, compared to net revolver payments of $21.3 million and note proceeds of $20.0 million in the first nine months of 2008. The increase was partially offset by payments on debt and capital lease obligations of $63.8 million in the nine months ended September 30, 2009, as compared to payments of $35.6 million in the same period of 2008.
Cash Position and Indebtedness
     As of September 30, 2009, our total cash and cash equivalents were $107.7 million and we had total indebtedness of approximately $341.5 million. Borrowing availability under our four separate revolving credit facilities was approximately $109.7 million and we had letters of credit issued of $150.8 million. We believe we were in compliance with our covenants in all debt facilities as of September 30, 2009.

Capital Spending
     A key component of our long-term strategy is our capital expenditure program. Our capital expenditures through the 2009 third quarter were $153.6 million, of which approximately $142.9 million was spent in our refining segment and approximately $10.7 million was spent in our retail segment. Our capital expenditure budget is approximately $175.3 million for 2009. The following table summarizes our actual capital expenditures through the third quarter of 2009 and planned capital expenditures for the full year 2009 by operating segment and major category (in millions):

		Nine Months
	Full Year	Ended September 30,
	2009 Budget	2009 Actual
Refining:
Sustaining maintenance	$5.6	$3.4
Turnaround	47.2	45.7
Regulatory	18.9	10.8
Saturates Gas Plant rebuild	49.0	49.0
Discretionary projects	35.1	34.0

Refining segment total	155.8	142.9

Marketing:
Discretionary projects	1.5	—

Marketing segment total	1.5	—

Retail:
Sustaining maintenance	4.0	2.2
Store enhancements	5.5	1.9
Re-image/builds	8.5	6.6

Retail segment total	18.0	10.7

Total capital spending	$175.3	$153.6

     In 2009, we plan to spend approximately $18.0 million in the retail segment, $14.0 million of which is expected to consist of one “raze and rebuild” and the re-imaging of 35 to 40 of our existing stores. Through the third quarter of 2009, we spent $6.6 million on these projects. We expect to spend approximately $15.9 million on regulatory projects in the refining segment in 2009. We spent $10.8 million on such projects through the third quarter of 2009. We expect the spending on crude optimization projects in 2009 to be approximately $30.6 million and approximately $10.1 million for other maintenance and discretionary projects. In the first nine months of 2009, we spent approximately $45.7 million related to scheduled turnaround activities and approximately $49.0 million to rebuild the saturates gas plant due to the refinery fire and explosion.
     Our total planned capital expenditures for the refining segment has increased by approximately $3.0 million from our previous estimates. This increase is primarily attributable to increases in the scope of work being performed in regulatory projects.
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
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements as of September 30, 2009.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Changes in commodity prices (mainly petroleum crude oil and unleaded gasoline) and interest rates are our primary sources of market risk. When we manage our market exposure, our objective is generally to avoid losses from negative price changes, realizing we will not obtain the benefit of positive price changes.

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
     Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. During 2007, in connection with our marketing segment’s supply contracts, we entered into certain futures contracts. In accordance with ASC 815, Derivatives and Hedging (ASC 815), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. At September 30, 2009 and December 31, 2008, we had open derivative contracts representing 231,000 barrels and 148,000 barrels, respectively, of refined petroleum products with an unrealized net loss of $0.1 million and $0.8 million, respectively.
     In December 2007, in connection with our offering of renewable fuels in our retail segment markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade and a series of OTC swaps based on the futures price of unleaded gasoline as quoted on the New York Mercantile Exchange. In accordance with ASC 815, all of these swaps are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. As of September 30, 2009 and December 31, 2008, we had open derivative contracts representing 383,905 barrels and 1,214,548 barrels of ethanol, respectively, with unrealized net losses of $2.1 million and $6.8 million, respectively. As of September 30, 2009 and December 31, 2008, we also had open derivative contracts representing 384,000 barrels and 1,200,000 barrels, respectively, of unleaded gasoline with unrealized net gains of $3.2 million and $11.1 million, respectively.
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
     In accordance with ASC 815, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the three and nine months ended September 30, 2009, we recognized (losses) gains of $(0.2) million and $10.2 million, respectively, which are included as an adjustment to cost of goods sold in the condensed consolidated statement of operations as a result of the discontinuation of these cash flow hedges. For the three and nine months ended September 30, 2008, Delek recorded unrealized gains (losses) as a component of other comprehensive income of $14.2 million ($8.8 million, net of deferred taxes) and $(8.1) million ($(5.4) million, net of deferred taxes), respectively, related to the change in the fair value of these swaps. As of September 30, 2009 and December 31, 2008, Delek had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $0.2 million and $0.6 million associated with these hedges. The fair value of these contracts remaining in accumulated other comprehensive income will be recognized in income as the positions are closed and the hedged transactions are recognized in income.
     We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At September 30, 2009, we held approximately 1.2 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $58.03 per barrel. At December 31, 2008, market values had fallen below most of our LIFO inventory layer values and, as a result, we recognized a pre-tax loss of approximately $10.9 million relating to the reflection of market value at a level below cost. During the nine months ended September 30, 2009, we recognized gains of $9.0 million relating to the recovery of these losses, not to exceed LIFO cost, due to the recovery of market values. During the three months ended September 30, 2009, we recognized a reversal of loss recovery of $1.0 million due to a reduction in market price increases since June 30, 2009. At September 30, 2009, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $10.7 million. The excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories at December 31,

2008 was nominal. We refer to this excess as our LIFO reserve.
Interest Rate Risk
     We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $276.6 million as of September 30, 2009. We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments decreased by a nominal amount and $0.1 million, respectively, for the three months ended September 30, 2009 and 2008. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of September 30, 2009 would be to change interest expense by $2.8 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of September 30, 2009, we had interest rate cap agreements in place representing $60.0 million in notional value with settlement dates in July 2010. These interest rate caps range from 3.75% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.65% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was nominal as of both September 30, 2009 and December 31, 2008.
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
PART II.
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee related matters. Between February and August of 2008, OSHA conducted an inspection at our Tyler, Texas refinery and issued citations assessing an aggregate penalty of less than $0.1 million. Between November 2008 and May 2009, OSHA conducted another inspection at our Tyler, Texas refinery as a result of the explosion and fire that occurred on November 20, 2008, and issued citations assessing an aggregate penalty of approximately $0.2 million. We are contesting these citations. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. RISK FACTORS
     There are no material changes to the risk factors previously disclosed in Delek’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2009.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by Affiliated Purchasers (1)
			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet
			Announced Plans or	Be Purchased Under
	Total Number of	Average Price	Programs	the Plans or
Period	Shares Purchased	Paid Per Share	(2)	Programs
7/1/2009 — 7/31/2009	None	n/a	n/a	n/a
8/1/2009 — 8/31/2009	101,481	$7.94	n/a	n/a
9/1/2009 — 9/30/2009	52,711	$8.06	n/a	n/a

Total	154,192	$7.98	n/a	n/a

(1)	The table reflects open market purchases of our common stock by Delek Petroleum Ltd., a subsidiary of our controlling stockholder, Delek Group, Ltd., and is based upon Delek Petroleum’s filings with the U.S. Securities and Exchange Commission. Under Exchange Act Rule 10b-18, Delek Petroleum may be deemed to be an “affiliated purchaser” because it is under common control with us. We did not repurchase any shares of our common stock during the periods reflected in the table.

(2)	No purchases reflected in the table were made pursuant to a publicly announced plan or program.
Item 5. OTHER INFORMATION
     On November 4, 2009, our Board of Directors approved non-substantive amendments to our Code of Business Conduct & Ethics (the Code). The Code is available on our website at www.DelekUS.com.

Item 6. EXHIBITS

Exhibit No.	Description
10.1*	Employment Agreement dated August 25, 2009 by and between Delek US Holdings, Inc. and Mark B. Cox.

10.2*	Employment Agreement dated as of May 1, 2009 by and between Delek US Holdings, Inc. and Ezra Uzi Yemin.

10.3	Resignation, Waiver, Consent and Appointment Agreement dated September 1, 2009 by and between Fifth Third Bank, N.A., Lehman Commercial Paper, Inc. and MAPCO Express, Inc.

10.4	Term Promissory Note dated September 29, 2009 in the principal amount of $65,000,000 between Delek US Holdings, Inc. and Delek Petroleum, Ltd.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.
By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
President and Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ Mark Cox
Mark Cox
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 6, 2009

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Employment Agreement dated August 25, 2009 by and between Delek US Holdings, Inc. and Mark B. Cox.

10.2*	Employment Agreement dated as of May 1, 2009 by and between Delek US Holdings, Inc. and Ezra Uzi Yemin.

10.3	Resignation, Waiver, Consent and Appointment Agreement dated September 1, 2009 by and between Fifth Third Bank, N.A., Lehman Commercial Paper, Inc. and MAPCO Express, Inc.

10.4	Term Promissory Note dated September 29, 2009 in the principal amount of $65,000,000 between Delek US Holdings, Inc. and Delek Petroleum, Ltd.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.