Form 10-K
period 2009-12-31
Delek US Holdings, Inc.
filed 2010-03-12
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2009 was approximately $119,696,268, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.

At March 3, 2010, there were 54,339,479 shares of common stock, $.01 par value, outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, are incorporated by reference into Part III of this Form 10-K.

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	34
Item 2.	Properties	34
Item 3.	Legal Proceedings	35
Item 4.	Reserved	35

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6.	Selected Financial Data	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	66
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67
Item 9A.	Controls and Procedures	67
Item 9B.	Other Information	69

PART III
Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance	69
Item 11.	Executive Compensation	69
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item 13.	Certain Relationships and Related Transactions, and Director Independence	69
Item 14.	Principal Accounting Fees and Services	70

PART IV
Item 15.	Exhibits and Financial Statement Schedules	71
Signatures
EX-10.5
EX-10.5.A
EX-10.5.B
EX-10.5.C
EX-10.5.D
EX-10.5.E
EX-10.5.F
EX-10.5.G
EX-10.5.H
EX-10.5.I
EX-10.5.J
EX-10.5.K
EX-10.6
EX-10.6.A
EX-10.6.D
EX-10.6.E
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Company Overview

We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a 60,000 barrels per day (“bpd”) high conversion, moderate complexity, independent refinery in Tyler, Texas. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and owns and/or operates crude oil pipelines and associated tank farms in east Texas. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 440 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. We also own a 34.6% minority equity interest in Lion Oil Company, a privately held Arkansas corporation, which owns and operates a moderate conversion, independent refinery located in El Dorado, Arkansas with a design crude distillation capacity of 75,000 barrels per day, and other pipeline and product terminals.

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

We are a controlled company under the rules and regulations of the New York Stock Exchange where our shares are traded under the symbol “DK.” As of December 31, 2009, approximately 74.0% of our outstanding shares were beneficially owned by Delek Group Ltd. (“Delek Group”), a conglomerate that is domiciled and publicly traded in Israel. Delek Group has significant interests in fuel supply businesses and is controlled indirectly by Mr. Itshak Sharon (“Tshuva”).

The Tyler Refinery Fire

On November 20, 2008, an explosion and fire occurred at our 60,000 barrels per day (bpd) refinery in Tyler, Texas (“Tyler refinery”). Some individuals have claimed injuries and two of our employees died as a result of the event. The event caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. After fully repairing the damages to the Tyler refinery, we resumed normal operations in May 2009.

Several parallel investigations were commenced following the event, including our own investigation and inspections by the U.S. Department of Labor’s Occupational Safety & Health Administration (“OSHA”), U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the U.S. Environmental Protection Agency (“EPA”). OSHA concluded its inspection in May 2009 and issued citations assessing an aggregate penalty of approximately $0.2 million. We are contesting these citations and do not believe that the outcome will have a material effect on our business, financial condition or results of operations. We cannot assure you as to the outcome of the other investigations, including possible civil penalties or other enforcement actions.

Currently, we carry, and at the time of the incident we carried, insurance coverage of $1.0 billion in combined limits to insure against property damage and business interruption. Under these policies, we are subject to a $5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. During the year ended December 31, 2009, we recognized income from insurance proceeds of $116.0 million, of which $64.1 million was included as business interruption proceeds and $51.9 million, was included as property damage proceeds. We also recorded expenses of $11.6 million, resulting in a net gain of $40.3 million, related to property damage proceeds on the accompanying consolidated statement of operations.

Acquisitions

We have integrated our refinery acquisition, six convenience store chain acquisitions and a pipeline and terminal acquisition since our formation in May 2001. Our principal acquisitions since inception are summarized below:

Date	Acquired Company/Assets	Acquired From	Approximate Purchase Price(1)

May 2001	MAPCO Express, Inc., with 198 retail fuel and convenience stores	Williams Express, Inc.	$162.5 million
June 2001	36 retail fuel and convenience stores in Virginia	East Coast Oil Corporation	$40.1 million
February 2003	Seven retail fuel and convenience stores	Pilot Travel Centers	$11.9 million
April 2004	Williamson Oil Co., Inc., with 89 retail fuel and convenience stores in Alabama, and a wholesale fuel and merchandise operation	Williamson Oil Co., Inc.	$19.8 million, plus assumed debt of $28.6 million
April 2005	Refinery, pipeline and other refining, product terminal and crude oil pipeline assets located in and around Tyler, Texas, including physical inventories of crude oil, intermediates and light products	La Gloria Oil and Gas Company	$68.1 million, including $25.9 million of prepaid crude inventory and $38.4 million of assumed crude vendor liabilities
December 2005	21 retail fuel and convenience stores, a network of four dealer-operated stores, four undeveloped lots and inventory in the Nashville, Tennessee area	BP Products North America, Inc.	$35.5 million
July 2006	43 retail fuel and convenience stores located in Georgia and Tennessee	Fast Petroleum, Inc. and affiliates	$50.0 million, including $0.1 million of cash acquired
August 2006	Refined petroleum product terminals, seven pipelines, storage tanks, idle oil refinery equipment and rights under supply contracts	Pride Companies, L.P. and affiliates	$55.1 million
April 2007	107 retail fuel and convenience stores located in northern Georgia and southeastern Tennessee	Calfee Company of Dalton, Inc. and affiliates	$71.8 million, including $0.1 million of cash acquired

(1)	Excludes transaction costs

Historically, we have grown through acquisitions, rather than by organic growth. This strategy requires regular assessment of the continued viability of assets, particularly in the retail segment. We continually review acquisition and other growth opportunities in the refining, marketing, retail fuel and convenience store markets, as well as opportunities to acquire assets related to distribution logistics, such as pipelines, terminals and fuel storage facilities and may make acquisitions as we deem appropriate. Please see Item 1A, Risk Factors, of this Annual Report on Form 10-K as well as our other filings with the SEC for a description of the risks and uncertainties that are inherent in our acquisition strategy.

Dispositions of Assets Held for Sale

In late 2008, we initiated a plan to market the retail segment’s 36 Virginia stores for sale. As a result, our Virginia operations were reclassified to discontinued operations for accounting purposes. As of December 31, 2008, we had closed on the sale of 12 of the properties, which resulted in proceeds, net of expenses of $9.8 million. During 2009, we sold an additional 15 of the Virginia properties, which resulted in proceeds, net of expenses of $9.3 million. As of December 31, 2009, we ceased marketing the remaining nine Virginia locations for sale and, accordingly, we have restored these properties to normal operations. The results from the nine Virginia stores have been reclassified to normal operations and the assets and liabilities associated with remaining stores are reflected in the appropriate balance sheet classifications for all periods presented herein.

Information About Our Segments

We prepare segment information on the same basis that we review financial information for operational decision making purposes. Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 13, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Refining Segment

We operate a high conversion, moderate complexity independent refinery with a design crude distillation capacity of 60,000 bpd, and an associated light products loading facility. The refinery is located in Tyler, Texas, and is the only supplier of a full range of refined petroleum products within a radius of approximately 100 miles. The Tyler refinery is located in the Gulf Coast region (“Gulf Coast region”), which is a defined area by the U.S. Department of Energy in which prices for products have historically differed from prices in the other four regional Petroleum Administration for Defense Districts, or areas of the country where refined products are produced and sold.

The Tyler refinery is situated on approximately 100 out of a total of approximately 600 contiguous acres of land (excluding pipelines) that we own in Tyler and adjacent areas. The Tyler refinery includes a fluid catalytic cracking (“FCC”) unit and a delayed coker, enabling us to produce approximately 95% light products, including primarily a full range of gasoline, diesel, jet fuels, liquefied petroleum gas (“LPG”) and natural gas liquids (“NGLs”) and has a complexity of 9.5. For 2009, gasoline accounted for approximately 54.9% and diesel and jet fuels accounted for approximately 36.7% of the Tyler refinery’s fiscal production.

As the only full range product supplier within 100 miles, we believe our location is a natural advantage over other suppliers. We believe the transportation cost of moving product into Tyler stands as a barrier for competitors. We see this differential as a margin enhancement.

Fuel Customers.  We believe we have an advantage of being able to deliver nearly all of our gasoline and diesel fuel production into the local market using our terminal at the refinery. Our customers generally have strong credit profiles and include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, and independent retail fuel operators. Our refinery’s ten largest customers accounted for $568.9 million, or 63.2%, of net sales for the refining segment in 2009. Our customers include ExxonMobil, Valero Marketing and Supply, Murphy Oil USA, Truman Arnold, the U.S. government, Motiva and Chevron, among others. One customer, ExxonMobil, accounted for $124.8 million, or 13.9% of our net sales in 2009. We have a contract with the U.S. government to supply jet fuel (“JP8”) to various military facilities that expires in

April 2010. The U.S. government solicits competitive bids for this contract annually. Although we have submitted a proposal in the formal process for a new contract, there can be no assurance that we will be awarded a new contract or, if awarded, the contract will be on acceptable terms. Sales under this contract totaled $50.6 million, or 5.6%, of the refining segment’s 2009 net sales.

The Tyler refinery does not generally supply fuel to our retail fuel and convenience stores, since it is not located in the same geographic region as our stores.

Refinery Design and Production.  The Tyler refinery has a crude oil processing unit with a 60,000 bpd atmospheric column and an 21,000 bpd vacuum tower. The other major process units at the Tyler refinery include a 20,200 bpd fluid catalytic cracking unit, a 6,500 bpd delayed coking unit, a 22,000 bpd naphtha hydrotreating unit, a 13,000 bpd gasoline hytrotreating unit, a 22,000 bpd distillate hydrotreating unit, a 17,500 bpd continuous regeneration reforming unit, a 5,000 bpd isomerization unit, and a sulfuric alkylation unit with a capacity of 4,500 bpd.

The Tyler refinery is designed to mainly process light, sweet crude oil, which is typically a higher quality, more expensive crude oil than heavier and more sour crude oil. The Tyler refinery has access to five crude oil pipeline systems that allow us access to East Texas, West Texas, Gulf of Mexico and foreign crude oils. A small amount of local East Texas crude oil is also delivered to the refinery by truck. The table below sets forth information concerning crude oil received at the Tyler refinery in 2009:

Percentage of
Source	Crude Oil Received

East Texas crude oil	27.3%
West Texas intermediate crude oil(1)	66.2%
West Texas sour crude oil	6.5%

(1)	West Texas intermediate crude oil (“WTI”) is a light, sweet crude oil characterized by an API gravity between 38 and 40 and a sulfur content of less than 0.4 weight percent that is used as a benchmark for other crude oils.

Upon delivery to the Tyler refinery, crude oil is sent to a distillation unit, where complex hydrocarbon molecules are separated into distinct boiling ranges. The processed crude oil is then treated in specific units of the refinery, and the resulting distilled and treated fuels are blended to create the desired finished fuel products. In the refining industry, a well established metric called the crack spread, is used as a benchmark for measuring a refinery’s product margins by measuring the difference between the price of light products and crude oil. It represents the approximate gross margin resulting from processing one barrel of crude oil into three fifths of a barrel of gasoline and two fifths of a barrel of high sulfur diesel. Because we are located in the Gulf Coast region, we apply the Gulf Coast 5-3-2 crack spread (“Gulf Coast crack spread”), which we calculate using the market values of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the market value of WTI crude oil. U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline is a grade of gasoline commonly marketed as Regular Unleaded at retail locations. U.S. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra low sulfur diesel) are priced. U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and U.S. Gulf Coast Pipeline No. 2 Heating Oil are prices for which the products trade in the Gulf Coast region.

A summary of our production output for 2009 follows:

•	Gasoline. Gasoline accounted for approximately 54.9% of our refinery’s production. The refinery produces two grades of conventional gasoline (premium — 93 octane and regular — 87 octane), as well as aviation gasoline. Effective January 1, 2008, we began offering E-10 products which contain 90% conventional fuel and 10% ethanol.

•	Diesel/jet fuels. Diesel and jet fuel products accounted for approximately 36.7% of our refinery’s production. Diesel and jet fuel products include military specification JP8, commercial jet fuel, low sulfur diesel, and ultra low sulfur diesel. Since September 2006, the refinery has produced primarily ultra low sulfur diesel.

•	Petrochemicals. We produced small quantities of propane, refinery grade propylene and butanes.

•	Other products. We produced small quantities of other products, including petroleum coke, slurry oil, sulfur and other blendstocks.

The table below sets forth information concerning the historical throughput and production at the Tyler refinery for the last three fiscal years.

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2009(1)		2008(1)		2007
	Bpd	%	Bpd	%	Bpd	%

Refinery throughput (average barrels per day):
Crude:
Sweet	46,053	85.6%	46,468	81.6%	49,711	88.5%
Sour	3,251	6.0	5,215	9.2	4,149	7.4

Total crude	49,304	91.6	51,683	90.8	53,860	95.9
Other blendstocks(2)	4,498	8.4	5,239	9.2	2,303	4.1

Total refinery throughput	53,802	100.0%	56,922	100.0%	56,163	100.0%

Products produced (average barrels per day):
Gasoline(3)	28,707	54.9%	30,346	54.4%	29,660	54.3%
Diesel/jet	19,206	36.7	20,857	37.4	20,010	36.6
Petrochemicals, LPG, NGLs	2,064	3.9	1,963	3.5	2,142	3.9
Other	2,350	4.5	2,607	4.7	2,848	5.2

Total production	52,327	100.0%	55,773	100.0%	54,660	100.0%

(1)	The refinery did not operate during the period from the November 20, 2008 explosion and fire through May 18, 2009. This information has been calculated based on the 228 and 324 days that the refinery was operational in 2009 and 2008, respectively.

(2)	Includes denatured ethanol.

(3)	Includes E-10 product.

Capital Improvements.  The fourth quarter 2008 explosion and fire at the Tyler refinery resulted in a suspension in production from November 20, 2008 through May 18, 2009. During this period of refinery shutdown, we moved forward with major unit turnarounds and the portions of the Crude Optimization capital projects which were previously slated to be completed in late 2009. Portions of the Crude Optimization projects were completed in the first half of 2009. We expect the remaining portions of these projects to be completed by 2013.

Crude Optimization Projects

•	Deep Cut Project. The Deep Cut project includes modifications to the Crude, Vacuum and Amine Regeneration Units (ARU) and the installation of a new Vacuum Heater, Coker Heater, a second ARU and a NaSH Unit. A significant portion of this project was completed in the first half of 2009. The installation of the second ARU and the NaSH Unit is expected to be completed by 2013. The completed portions of this project have given us the ability to run a “deeper cut” in the Vacuum Unit and allow the running of a heavier crude slate, although this capability will not be fully realized until we complete the remainder of the FCC Reactor revamp, discussed below. The installation of the second ARU and NaSH unit will further increase our sulfur capacity. Further, the new Coker Heater should allow much longer runs between decoking, which will reduce maintenance cost and increase the on-stream efficiency of the Coker.

•	Coker Valve Project. The Coker Valve project involved installing Delta Valves on the bottom heads of both coke drums, modifying feed piping to coke drums and installing a new Coke crusher and conveyor system. We believe the installation of the Delta Valves has significantly improved the safety of the operation to remove coke from the coke drums and they will enable the Coker to run shorter cycles, thereby increasing effective capacity. The entire project should allow for the safe handling of shot coke that may be produced during deep cut operations on a heavy crude slate. This project was completed in the first half of 2009.

•	FCC Reactor Revamp. We plan to modify the fractionation section of the FCC and install new catalyst section equipment, including a new reactor and catalyst stripper and make modifications to the riser. In the first half of 2009, we completed the fractionation section modifications, which will accommodate higher conversions expected from the FCC Reactor, once the catalyst section installations are complete. The remainder of this project is expected to be completed in 2013.

Gasoline Hydrotreater

In 2008, we completed the installation of a Gasoline Hydrotreater Unit at the Tyler refinery. The Gasoline Hydrotreater allowed the refinery to meet the Tier II gasoline specifications for sulfur in gasoline and eliminated the previous constraints on the sulfur content in crude selection because of the crude slate’s impact on the sulfur content of the gasoline pool.

Kerosene Merox Unit

In 2007, we completed a revamp of the Kerosene Merox Unit at the Tyler refinery to significantly increase its capacity when processing crude slates that contain increased quantities of naphthenic acid components in the kerosene boiling range. This project effectively removed constraints on the allowable quantity of WTI or other crude types that could be included in the crude slate, thereby providing additional flexibility to potentially gain margin on crude selections and to increase total distillate production.

Storage Capacity.  Storage capacity at or near the Tyler refinery, including tanks along the pipelines owned and/or operated by the marketing segment, totals approximately 2.5 million barrels, consisting of approximately 1.1 million barrels of crude oil storage and 1.4 million barrels of refined and intermediate product storage.

Supply and Distribution.  Approximately 27% of the crude oil purchased for the Tyler refinery is East Texas crude oil. Most of the East Texas crude oil processed in our refinery is delivered to us by truck or through the pipelines owned and/or operated by the marketing segment from Nettleton Station in Longview, Texas. This represents an inherent cost advantage due to our ability to purchase crude oil on its way to the market, as opposed to purchasing from a market or trade location. The ability of our refinery to receive both domestic and foreign barrels affords us the opportunity to replace barrels with financially advantaged alternatives on short notice.

Our ability to access West Texas, Gulf of Mexico or foreign crude oils, when available, at competitive prices has been a significant competitive supply cost advantage at the refinery. These alternate supply sources allow us to optimize the refinery operation and utilization while also allowing us to more favorably negotiate the cost and quality of the local East Texas crude oil we purchase.

The vast majority of our transportation fuels and other products are sold by truck directly from the refinery. We operate a nine lane transportation fuels truck rack with a wide range of additive options, including proprietary packages dedicated for use by our major oil company customers. Capabilities at our rack include the ability to simultaneously blend finished components prior to loading trucks. LPG, NGLs and clarified slurry oil are sold by truck from dedicated loading facilities at the refinery. Effective January 1, 2008, we also began selling E-10 products at our truck rack. We also have a pipeline connection for the sale of propane into a facility owned by Texas Eastman. We sell petroleum coke primarily by truck from the refinery. All of our ethanol is currently transported to the refinery by truck. Ethanol tank capacity is currently limited to 9,000 barrels.

Competition.  The refining industry is highly competitive and includes fully integrated national and multinational oil companies engaged in many segments of the petroleum business, including exploration, production, transportation, refining, marketing and retail fuel and convenience stores. Our principal competitors are Texas Gulf Coast refiners, product terminal operators in the east Texas region and Calumet Lubricants in Shreveport,

Louisiana. The principal competitive factors affecting our refinery operations are crude oil and other feedstock costs, refinery product margins, refinery efficiency, refinery product mix, and distribution and transportation costs. Certain of our competitors operate refineries that are larger and more complex and in different geographical regions than ours, and, as a result, could have lower per barrel costs, higher margins per barrel and throughput or utilization rates which are better than ours. We have no crude oil reserves and are not engaged in exploration or production. We believe, however, our geographic location provides an inherent advantage because our competitors have an inherent transportation cost to deliver products into the markets we serve. Our location allows for product pricing that is favorable in comparison to the U.S. Gulf Coast crack spread.

Marketing Segment

Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third party operated terminals. The segment also manages, through company-owned and leased pipelines, the transportation of crude to, and provides storage of crude for, the Tyler refinery. The marketing segment also provides marketing services to the Tyler refinery in the sales of its products through wholesale and contract sales. Finally, the marketing segment provides storage of ethanol to Express for blending with conventional gasoline using dedicated ethanol tankage located at a third-party owned terminal in Nashville, Tennessee.

Petroleum Product Marketing Terminals.  Our marketing segment markets products through three company-owned terminals in San Angelo, Abilene and Tyler, Texas and third-party terminal operations in Aledo, Odessa, Big Springs and Frost, Texas. The San Angelo terminal began operations in 1991 and has operated continuously. The Abilene terminal began operations in the 1950’s and has undergone routine upgrading. At each terminal, products are loaded on two loading lanes each having four bottom-loading arms. The loading racks are fully automated and unmanned during the night. The Tyler terminal was built in the 1970’s and was most recently expanded in 1994. It is currently owned and operated by our refining segment, includes nine loading lanes and is fully automated and unmanned at night. We have in excess of 1,000,000 barrels of combined refined product storage tank capacity at Tye, Texas Station (a Magellan Pipeline Company, L.P. (“Magellan Pipeline”) tie-in location) and our terminals in Abilene and San Angelo.

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

We also own and/or operate pipelines, which consists of approximately 65 miles of crude oil lines that transport crude oil to the Tyler refinery. The following pump stations and terminals are also owned and/or leased by us:

•	Atlas Tank Farm: One 150,000 barrel tank and one 300,000 barrel tank

•	Nettleton Station: Five 55,000 barrel tanks

•	Bradford Station: One 54,000 barrel tank and one 9,000 barrel tank

•	ARP Station: Two 55,000 barrel tanks

Substantially all of our pipeline system runs across leased land or rights-of-way.

Supply Agreements.  Substantially all of our petroleum products for sale in east Texas are purchased from two suppliers, Northville Product Services, L.P. (“Northville”) and Magellan Asset Services, L.P. (“Magellan”), under separate supply contracts. Under the terms of the Northville contract, we can purchase up to 20,350 bpd of petroleum products for the Abilene terminal for sales and exchange at Abilene and San Angelo. This agreement runs through December 31, 2017.

Additionally, we can purchase up to an additional 7,000 bpd of refined products under the terms of the contract with Magellan. This agreement expires on December 14, 2015. The primary purpose of this second contract is to supply products at terminals in Aledo and Odessa, Texas.

Customers.  We have various types of customers including major oil companies such as ExxonMobil, independent refiners and marketers such as Murphy Oil, jobbers, distributors, utility and transportation companies, and independent retail fuel operators. In general, marketing customers typically come from within a 100-mile radius of our terminal operations. Our customers include, among others, ExxonMobil, Murphy Oil, and Susser Petroleum. One customer, Susser Petroleum, accounted for more than 16% of our marketing segment net sales and the top ten customers accounted for 59.5% of the marketing segment net sales in 2009. Pursuant to an arm’s length services agreement, our marketing segment also provides marketing and sales services to the refining segment. In return for these services, the marketing segment receives a service fee based on the number of gallons sold from the refining segment plus a sharing of marketing margin above predetermined thresholds. Net fees received from the refining segment under this arrangement were $11.0 million and $13.8 million in 2009 and 2008, respectively, and were eliminated in consolidation.

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

Retail Segment

As of December 31, 2009, we operated 442 retail fuel and convenience stores, which are located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia, primarily under the MAPCO Express®, MAPCO Mart®, Discount Food Marttm, Fast Food and Fueltm, East Coast® and Favorite Markets® brands. In July 2006, we purchased 43 stores from Fast Petroleum, Inc. and affiliates that strengthened our presence in key markets located in southeastern Tennessee and northern Georgia and we also re-imaged all stores purchased from BP Products North America, Inc. (“BP”) in December 2005. In April 2007, we purchased 107 stores from Calfee Company of Dalton, Inc. and affiliates. This purchase further solidified our presence in the southeastern Tennessee and northern Georgia markets. In 2007, we completed three “raze and rebuilds” and retrofitted one existing store using our next generation, MAPCO Mart concept. The MAPCO Mart store with GrilleMarx® is designed to offer premium amenities and products, such as a proprietary made-to-order food program with bi-lingual touch-screen order machines, seating, expanded coffee and hot drink bars, an expanded cold and frozen drink area where customers can customize their drink flavors, a walk-in beer cave and an expanded import and micro brew beer section. Historically, the majority of our “raze and rebuilds” and retrofits occurred at stores in our Nashville market. However, two of the three “raze and rebuilds” completed in 2007 were in Alabama using our MAPCO Mart brand. In 2008, we continued the expansion of our MAPCO Mart concept with one store built from the ground up, two additional “raze and rebuilds” and 51 re-image/retrofit sites. One “raze and rebuild” in 2008 was introduced to our Memphis market and another was introduced to our Chattanooga market. In 2009, we completed one “raze and rebuild” in Tennessee and completed the re-imaging/retrofiting of 22 of our stores. We plan to continue our “raze and rebuild” program in these and other of our markets and will utilize the upscale imagery of these next generation stores to continue re-imaging existing locations in 2010.

We believe that we have established strong brand recognition and market presence in the major retail markets in which we operate. Approximately 75% of our stores are concentrated in Tennessee and Alabama. In terms of number of retail fuel and convenience stores, we rank in the top-five in the major markets of Nashville, Chattanooga, Memphis and northern Alabama.

Our stores are positioned in high traffic areas and we operate a high concentration of sites in similar geographic regions to promote operational efficiencies. We employ a localized marketing strategy that focuses on the demographics surrounding each store and customizing product mix and promotional strategies to meet the needs of customers in those demographics. Our business model also incorporates a strong focus on controlling operating expenses and loss prevention, which continues to be an important element in the successful development of our retail segment.

Company-Operated Stores.  Of our sites, approximately 62% are open 24 hours per day and the remaining sites are open at least 14 hours per day. Our average store size is approximately 2,420 square feet with approximately 71% of our stores being 2,000 or more square feet.

Our retail fuel and convenience stores typically offer tobacco products and immediately consumable items such as non-alcoholic beverages, beer and a large variety of snacks and prepackaged items. A significant number of the sites also offer state sanctioned lottery games, ATM services and money orders. Several of our stores include well recognized national branded quick service food chains such as Subway® and Quiznos. We also have an in-house, quick service food offering under the GrilleMarx® brand at 12 stores. In 2006, we introduced our own MAPCO® private label products in the majority of our locations for soft drink, water and automotive categories which provide points of differentiation and enhanced margins. In 2007, we introduced candy under our MAPCO® private label program. All but three of our locations offer both retail fuel and convenience stores. The majority of our locations have four to five multi-pump fuel dispensers with credit card readers. Virtually all of our company-operated locations have a canopy to protect self-service customers from rain and to provide street appeal by creating a modern, well-lit and safe environment. Effective January 1, 2008, we initiated blending of ethanol in our finished gasoline products, allowing customers access to E-10 products.

Fuel Operations.  For 2009, 2008 and 2007, our net fuel sales from continuing operations were 72.9%, 79.5%, and 76.5%, respectively, of total net sales from the continuing operations for our retail segment. The following table highlights certain information regarding our continuing fuel operations for these years:

	Year Ended December 31,
	2009	2008(1)	2007(1)

Number of stores (end of period)	442	467	470
Average number of stores (during period)	459	467	443
Retail fuel sales (thousands of gallons)	434,159	435,665	442,393
Average retail gallons per average number of stores (thousands of gallons)	946	933	999
Retail fuel margin (cents per gallon)	$0.136	$0.198	$0.144

(1)	All numbers in this table reflect only continuing operations.

We currently operate a fleet of delivery trucks that deliver approximately one-half of the fuel sold at our retail fuel and convenience stores. We believe that the operation of a proprietary truck fleet enables us to reduce fuel delivery expenses while enhancing service to our locations.

We purchased approximately 21% of the fuel sold at our retail fuel and convenience stores in 2009 from Valero Marketing and Supply under a contract that extends through the second quarter of 2010. The remainder of our unbranded fuel is purchased from a variety of independent fuel distributors and other suppliers. We purchase fuel for our branded locations under contracts with BP, ExxonMobil, Shell, Conoco, Marathon and Chevron. The price of fuel purchased is generally based on contracted differentials to local and regional price benchmarks. The initial terms of our supply agreements range from one year to 15 years and generally contain minimum monthly or annual purchase requirements. To date, we have met most of our purchase commitments under these contracts. We recorded liabilities for failure to purchase required contractual volume minimums of $0.3 million and $0.2 million, respectively, 2008 and 2007. We did not have a liability for failure to purchase required contractual volume minimums as of December 31, 2009.

Merchandise Operations.  For 2009, 2008 and 2007, our merchandise sales were 27.1%, 20.5%, and 23.1%, respectively, of total net sales for our retail segment. The following table highlights certain information regarding our continuing merchandise operations for these years:

	Year Ended December 31,
	2009(1)	2008(1)	2007(1)

Comparable store merchandise sales change (year over year)	0.4%	(6.6)%	1.2%
Merchandise margin	30.9%	31.7%	31.7%
Merchandise profit as a percentage of total margin	66.0%	57.8%	65.4%

(1)	All numbers in this table reflect only continuing operations.

We purchased approximately 59% of our general merchandise, including most tobacco products and grocery items, for 2009 from a single wholesale grocer, Core-Mark International, Inc. (“Core-Mark”). We entered into a contract with Core-Mark that expires at the end of 2010, but may be renewed at our option through the end of 2013. Our other major suppliers include Coca-Cola®, Pepsi-Cola® and Frito Lay®.

Technology and Store Automation.  We continue to invest in our technological infrastructure to enable us to better address the expectations of our customers and improve our operating efficiencies and inventory management. In 2008, we completed the implementation of a project for scanning in merchandise as it is received at our company-operated stores. In 2009, we began testing a perpetual item level inventory system.

In 2007, we selected FuelQuest’stm Fuel Management System to enhance our management of fuel inventory and fuel purchasing. We implemented this software in the fourth quarter of 2008 and are realizing many efficiencies across the multiple processes of fuel purchase accounting.

Most of our stores are connected to a high speed data network and provide near real-time information to our supply chain management, inventory management and security systems. We believe that our systems provide many of the most desirable features commercially available today in the information software market, while providing us more rapid access to data, customized reports and greater ease of use. Our information technology systems help us reduce cash and merchandise shortages. Our information technology systems allow us to improve our profitability and strengthen operating and financial performance in multiple ways, including by:

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

Dealer-Operated Stores.  Our retail segment also includes a wholesale fuel distribution network that supplies 55 dealer-operated retail locations. In 2009, our dealer net sales represented approximately 4.6% of net sales for our retail segment. Our business with dealers includes a variety of contractual arrangements in which we pay a commission to the dealer based on profits from the fuel sales, contractual arrangements in which we supply fuel and invoice the dealer for the cost of fuel plus an agreed upon margin and non-contractual arrangements in which dealers order fuel from us at their discretion.

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

Governmental Regulation and Environmental Matters

We are subject to various federal, state and local environmental laws. These laws raise potential exposure to future claims and lawsuits involving environmental matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed, or that relate to pre-existing conditions for which we have assumed responsibility. While it is often difficult to quantify future environmental-related expenditures, we anticipate that continuing capital investments will be required for the foreseeable future to comply with existing regulations.

We have recorded a liability of approximately $7.5 million as of December 31, 2009 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler refinery. This liability includes estimated costs for on-going investigation and remediation efforts for known contamination of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $2.2 million of the liability is expected to be expended over the next 12 months with the remaining balance of approximately $5.3 million expendable by 2022.

In late 2004, the prior Tyler refinery owner began discussions with the United States Environmental Protection Agency (“EPA”) Region 6 and the United States Department of Justice (“DOJ”) regarding certain Clean Air Act (“CAA”) requirements at the refinery. Under the agreement by which we purchased the Tyler refinery, we agreed to be responsible for all cost of compliance under the settlement. The prior refinery owner expected to settle the matter with the EPA and the DOJ by the end of 2005; however, the negotiations were not finalized until July 2009. A consent decree was entered by the Court and became effective on September 23, 2009. The consent decree does not allege any violations by us subsequent to the purchase of the refinery and the prior owner was responsible for payment of the assessed penalty. The capital projects required by the consent decree have either been completed (such as a new electrical substation to increase operational reliability and additional sulfur removal capacity to address upsets) or will not have a material adverse effect upon our future financial results. In addition, the consent decree requires certain on-going operational changes. We believe any costs resulting from these changes will not have a material adverse effect upon our business, financial condition or operations.

In October 2007, the Texas Commission on Environmental Quality (“TCEQ”) approved an Agreed Order that resolved alleged violations of certain air rules that had continued after the Tyler refinery was acquired. The Agreed Order required the refinery to pay a penalty and fund a Supplemental Environmental Project for which we had previously reserved adequate amounts. In addition, the refinery was required to implement certain corrective measures, which we completed as specified in Agreed Order Docket No. 2006-1433-AIR-E, with one exception that will be completed in early 2010. In a letter dated July 31, 2009, the TCEQ confirmed that we are no longer required to install a continuous emission monitoring system (“CEMS”) on the wastewater flare at the Tyler refinery under the Agreed Order due to an amendment to the EPA regulation, on which the requirement was based.

Contemporaneous with the Tyler refinery purchase, we became a party to a Waiver and Compliance Plan with the EPA that extended the implementation deadline for low sulfur gasoline from January 1, 2006 to May 2008, based on the capital investment option we chose. In return for the extension, we agreed to produce 95% of the diesel fuel at the refinery with a sulfur content of 15 ppm or less by June 1, 2006 through the remainder of the term of the Waiver. During the first quarter of 2008, it became apparent to us that the construction of our gasoline hydrotreater would not be completed by the original deadline of May 31, 2008 due to the continuing shortage of skilled labor and ongoing delays in the receipt of equipment. We began discussions with EPA regarding this potential delay in the completion of the gasoline hydrotreater and EPA agreed to extend certain provisions of the Waiver that allowed us to exceed the 80 ppm per-gallon sulfur maximum for up to two months past the original May 31, 2008 compliance date. Construction and commissioning of the gasoline hydrotreater was completed in June 2008 and all gasoline has met low sulfur specifications since the end of June. All requirements of the Waiver and Compliance Plan have been completed and EPA terminated the Waiver in early June, 2009.

The EPA has issued final rules for gasoline formulation that will require the reduction of average benzene content by January 1, 2011 and the reduction of maximum benzene content by July 1, 2012. It may be necessary for us to purchase credits to comply with these content requirements and there can be no assurance that such credits will be available or that we will be able to purchase available credits at reasonable prices.

The Energy Policy Act of 2005 requires increasing amounts of renewable fuel to be incorporated into the gasoline pool through 2012. Under final rules implementing this Act (the Renewable Fuel Standard), the Tyler refinery is classified as a small refinery exempt from renewable fuel standards through 2010. The Energy Independence and Security Act of 2007 (“EISA”) increased the amounts of renewable fuel required by the Energy Policy Act of 2005. A rule proposed by EPA to implement EISA (referred to as the Renewable Fuel Standard — 2) would require us to displace increasing amounts of refined products with biofuels beginning with approximately 7.5% in 2011 and escalating to approximately 18% in 2022. The proposed rule could cause decreased crude runs and materially affect profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products. Although temporarily exempt from this rule, the Tyler refinery began supplying an E-10 gasoline-ethanol blend in January 2008.

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

In June 2007, OSHA announced that, under a National Emphasis Program (“NEP”) addressing workplace hazards at petroleum refineries, it would conduct inspections of process safety management programs at approximately 80 refineries nationwide. OSHA conducted an NEP inspection at our Tyler, Texas refinery between February and August of 2008 and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the NEP citations. Between November 2008 and May 2009, OSHA conducted another inspection at our Tyler refinery as a result of the explosion and fire that occurred there and issued citations assessing an aggregate penalty of approximately $0.2 million. We are also contesting these citations and do not believe that the outcome of any pending OSHA citations (whether alone or in the aggregate) will have a material adverse effect on our business, financial condition or results of operations.

In addition to OSHA, the Chemical Safety Board (“CSB”) also requested information pertaining to the November 2008 incident and the EPA has requested information pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act. We cannot assure you as to the outcome of these investigations, including possible civil penalties or other enforcement actions.

Employees

As of December 31, 2009, we had 3,578 employees, of which 265 were employed in our refining segment, 16 were employed in our marketing segment, 3,235 were employed either full or part-time in our retail segment and 62 were employed by the parent company. As of December 31, 2009, 155 operations and maintenance hourly employees and 39 truck drivers at the refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202 and were covered by collective bargaining agreements which run through January 31, 2012. None of our employees in our marketing or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

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

Risks Relating to Our Industry

Our refining margins have been volatile and are likely to remain volatile, which may have a material adverse effect on our earnings and cash flows.

Our earnings, cash flow and profitability from our refining operations are substantially determined by the difference between the price of refined products and the price of crude oil, which is referred to as the “refined product margin.” Refining margins historically have been volatile and are likely to continue to be volatile, as a result of numerous factors beyond our control, including volatility in the prices of crude oil and other feedstocks purchased by our Tyler refinery, volatility in the costs of natural gas and electricity used by our Tyler refinery, and volatility in the prices of gasoline and other refined petroleum products sold by our Tyler refinery. For example, during the year ended December 31, 2009, the price for West Texas Intermediate (“WTI”) crude oil fluctuated between $33.98 and $81.37 per barrel, while the price for U.S. Gulf Coast unleaded gasoline fluctuated between $1.04 and $2.05 per gallon. Such volatility is affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign supply and demand for crude oil and refined products;

•	investor speculation in commodities;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, Western Coastal Africa, the former Soviet Union, and South America;

•	the level of foreign and domestic production of crude oil and refined petroleum products;

•	the ability of the members of the Organization of Petroleum Exporting Countries to maintain oil price and production controls;

•	pricing and other actions taken by competitors that impact the market;

•	the level of crude oil, other feedstocks and refined petroleum products imported into the United States;

•	utilization rates of refineries worldwide;

•	development and marketing of alternative and competing fuels such as ethanol;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

•	events that cause disruptions in our distribution channels;

•	local factors, including market conditions, adverse weather conditions and the level of operations of other refineries and pipelines in our markets;

•	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our refinery, or the supply and delivery of crude oil from third parties; and

•	U.S. government regulations.

The crude oil we purchase and the refined products we sell are commodities whose prices are determined by market forces beyond our control. While an increase or decrease in the price of crude oil will often result in a corresponding increase or decrease in the wholesale price of refined products, a change in the price of one commodity does not always result in a corresponding change in the other. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices could have a significant negative effect on our results of operations and cash flows. This is especially true for non-transportation refined products such as asphalt, butane, coke, propane and slurry whose prices are less likely to correlate to fluctuations in the price of crude oil.

In addition, our Tyler refinery has historically processed primarily light sweet crude oils as opposed to light to medium sour crude oils. Due to increasing demand for lower sulfur fuels, light sweet crude oils have historically been more costly than heavy sour crude oils, and an increase in the cost of light sweet crude oils could have a material adverse effect on our business, financial condition and results of operations. The capital improvements completed at the Tyler refinery in 2009 allow it to process more sour crude oils. As the Tyler refinery begins to process more sour crude oils, a substantial or prolonged decrease in the differential between the price of sweet and sour crude oils could negatively impact our earnings and cash flows.

Finally, higher refined product prices often result in negative consequences for our retail operations such as higher credit card expenses (because credit card fees are typically calculated as a percentage of the transaction amount rather than a percentage of gallons sold), lower retail fuel gross margin per gallon, reduced consumer demand and fewer retail gallons sold.

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

Independent owner-operators can generally operate stores with lower overhead costs than ours. Should significant numbers of independent owner-operators enter our market areas, retail prices in some of our categories may be negatively affected, as a result of which our profit margins may decline at affected stores.

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

In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. Companies in the petroleum industry, such as us, are often the target of activist and regulatory activity regarding pricing, safety, environmental compliance and other business practices which could result in price controls, fines, increased taxes or other actions affecting the conduct of our business. For example, consumer activists are lobbying various authorities to enact laws and regulations mandating the use of temperature compensation devices for fuel dispensed at our retail stores. In addition, various legislative and regulatory measures to address climate change and greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. These include proposed federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce greenhouse gas emissions. In June 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and impose increasing costs on the combustion of carbon-based fuels such as oil and refined petroleum products. The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States and President Obama has indicated that he supports the adoption of legislation to control and reduce emissions of GHGs through a cap-and-trade system. Although it is not possible to predict the requirements of any cap-and-trade legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs. If we are unable to sell our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. In addition, any increase in prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.

Also, beginning with the 2010 calendar year, EPA rules require us to report GHG emissions from our refinery operations and consumer use of our products on an annual basis. While the cost of compliance with the rule is not material and the rules do not impose any limits or controls on GHG emissions, data gathered under the rule may be used in the future to support additional regulation of GHGs. GHG regulation could also impact the consumption of refined products, thereby affecting our refinery operations. Finally, the EPA has issued final rules for gasoline formulation that require the reduction of average benzene content by January 1, 2011. It may be necessary for us to purchase credits to comply with these content requirements and there can be no assurance that such credits will be available or that we will be able to purchase available credits at reasonable prices. Compliance with any future legislation or regulation of temperature compensation, greenhouse gas emissions or benzene content may result in increased capital and operating costs and may have a material adverse effect on our results of operations and financial condition.

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

We do not engage in the petroleum exploration and production business and therefore do not produce any of our own crude oil feedstocks. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production. Competitors that have their own crude production are at times able to offset losses from refining operations with profits from producing operations and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. In addition, we compete with other industries, such as wind, solar and hydropower that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual customers. If we are unable to compete effectively with these competitors, both within and outside our industry, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

If the market value of our inventory declines to an amount less than our cost basis, we would record a write-down of inventory and a non-cash charge to cost of sales, which may affect our earnings.

The nature of our business requires us to maintain substantial quantities of crude oil, refined petroleum product and blendstock inventories. Because crude oil and refined petroleum products are commodities, we have no control over the changing market value of these inventories. Because inventory is valued at the lower of cost or market value, we would record a write-down of inventory and a non-cash charge to cost of sales if the market value of our inventory were to decline to an amount below our cost.

A terrorist attack on our assets, or threats of war or actual war, may hinder or prevent us from conducting our business.

Terrorist attacks in the United States and the wars with Iraq and Afganistan, as well as events occurring in response or similar to or in connection with them, may harm our business. Energy-related assets (which could include refineries, pipelines and terminals such as ours) may be at greater risk of future terrorist attacks than other possible targets in the United States. In addition, the State of Israel, where our majority stockholder, Delek Group Ltd. (“Delek Group”), is based, has suffered armed conflicts and political instability in recent years. We may be more susceptible to terrorist attack as a result of our connection to an Israeli owner. On the date of this report, three of our directors reside in Israel.

A direct attack on our assets or the assets of others used by us could have a material adverse effect on our business, financial condition and results of operations. In addition, any terrorist attack could have an adverse impact on energy prices, including prices for our crude oil, other feedstocks and refined petroleum products, and an adverse impact on the margins from our refining and petroleum product marketing operations. Disruption or significant increases in energy prices could also result in government-imposed price controls.

Increased consumption of renewable fuels could lead to a decrease in fuel prices and/or a reduction in demand for refined fuels.

Regulatory initiatives have caused an increase in the consumption of renewable fuels such as ethanol. In the future, renewable fuels may continue to be blended with, or may replace, refined fuels. Such increased use of renewable fuels may result in an increase in fuel supply and corresponding decrease in fuel prices. Increased use of renewable fuels may also result in a decrease in demand for refined fuels. A significant decrease in fuel prices or refined fuel demand could have an adverse impact on our financial results. For example, the Energy Policy Act of 2005 requires increasing amounts of renewable fuel to be incorporated into the gasoline pool through 2012. The Energy Independence and Security Act of 2007 (EISA) increases the amounts of renewable fuel required by the Energy Policy Act of 2005. A rule proposed by the EPA would require us to displace increasing amounts of refined products with biofuels, beginning with approximately 7.5% in 2011 and escalating to 15% or more in 2022, depending on demand for motor fuels. The proposed rule could cause decreased crude runs and materially affect our profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products. Although the Tyler refinery is exempt from renewable fuel standards through 2010, it began supplying an E-10 gasoline-ethanol blend in January 2008.

Risks Relating to Our Business

We are particularly vulnerable to disruptions to our refining operations, because our refining operations are concentrated in one facility.

Because all of our refining operations are concentrated in the Tyler refinery, significant disruptions at the Tyler facility could have a material adverse effect on our business, financial condition or results of operations. Refining segment contribution margin comprised approximately 57.6%, 42.9% and 62.2% of our consolidated contribution margin for the 2009, 2008 and 2007 fiscal years, respectively. The Tyler refinery consists of many processing units, a number of which have been in operation for many years. We expect to perform a maintenance turnaround of each processing unit at the Tyler refinery every three to five years. Depending on which units are affected, all or a portion of the refinery’s production will be disrupted during a turnaround. One or more of the units may require additional unscheduled down time for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround. Due to an explosion and fire at our Tyler refinery on November 20, 2008, operations at the refinery were suspended through May 2009. Other concerns discussed elsewhere in these risk factors, such as natural disasters, severe weather conditions, workplace or environmental accidents, interruptions of supply, work stoppages, losses of permits or authorizations or acts of terrorism, could also disrupt production at the refinery. Disruptions to our refining operations could reduce our revenues during the period of time that our units are not operating.

General economic conditions and the current financial crisis may adversely affect our business, operating results and financial condition.

The current domestic economy and economic slowdown may have serious negative consequences for our business and operating results. Our performance is subject to domestic economic conditions and their impact on levels of consumer spending. Some of the factors affecting consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth based on recent declines in equity markets and residential real estate values, adverse developments in mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. During a period of economic weakness or uncertainty, current or potential customers may travel less, reduce or defer purchases, go out of business or have insufficient funds to buy or pay for our products and services.

Moreover, the current crisis has had a material adverse impact on a number of financial institutions and has limited access for many companies to capital and credit. This could, among other things, make it more difficult for us to obtain (or increase our cost of obtaining) capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

The costs, scope, timelines and benefits of our refining projects may deviate significantly from our original plans and estimates.

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

Our refining operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate and refined petroleum products. These hazards and risks include, but are not limited to, natural or weather-related disasters, fires, explosions, pipeline ruptures and spills, third party interference and mechanical failure of equipment at our or third-party facilities, and other events beyond our control. The occurrence of any of these events could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or death and other damage to our properties and the properties of others. Because of these inherent dangers, our refining operations are subject to various laws and regulations relating to occupational health and safety. Continued efforts to comply with applicable health and safety laws and regulations, or a finding of non-compliance with current regulations, could result in additional capital expenditures or operating expenses, as well as fines and penalties.

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

For example, the incident at our Tyler refinery on November 20, 2008 resulted in two employee deaths and a suspension of production that continued until May 2009. We are a party to lawsuits, claims and government investigations as a result of this incident. Amounts we may pay in connection with these claims and investigations may not be covered by insurance.

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

We have significant short-term cash needs to satisfy working capital requirements such as crude oil purchases which fluctuate with the pricing and sourcing of crude oil. We rely in part on our ability to borrow to purchase crude oil for our Tyler refinery. If the price of crude oil increases significantly, we may not have sufficient borrowing capacity, and may not be able to sufficiently increase borrowing capacity, under our existing credit facilities to purchase enough crude oil to operate the Tyler refinery at full capacity. Our failure to operate the Tyler refinery at full capacity could have a material adverse effect on our business, financial condition and results of operations. We also have significant long-term needs for cash, including any expansion and upgrade plans, as well as for regulatory compliance.

Depending on the conditions in credit markets, it may become more difficult to obtain cash from third party sources. If we cannot generate cash flow or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to comply with regulatory deadlines or pursue our business strategies, in which case our operations may not perform as well as we currently expect.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a significant amount of debt. As of December 31, 2009, we had total debt of $317.1 million, including current maturities of $82.7 million. In addition to our outstanding debt, as of December 31, 2009, our letters of credit issued under our various credit facilities were $123.9 million. Our borrowing availability under our various credit facilities as of December 31, 2009 was $132.5 million.

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

If we are unable to service our debt (principal and interest) and lease obligations, we could be forced to restructure or refinance our obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all. Our default on any of those obligations could have a material adverse effect on our business, financial condition and results of operations. In addition, if new debt is added to our current debt levels, the related risks that we now face could intensify.

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

The operating and financial restrictions and covenants in our credit facilities and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, to varying degrees our credit facilities restrict our ability to:

•	declare dividends and redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans and investments, issue guaranties and pledge assets;

•	incur additional indebtedness or amend our debt and other material agreements;

•	make capital expenditures;

•	engage in mergers, acquisitions and asset sales; and

•	enter into some intercompany arrangements and make some intercompany payments, which in some instances could restrict our ability to use the assets, cash flow or earnings of one segment to support the other segment.

Other restrictive covenants require that we meet fixed charge coverage, interest charge coverage and leverage tests as described in the credit facility agreements. In addition, the covenant requirements of our various credit agreements require us to make many subjective determinations pertaining to our compliance thereto and exercise good faith judgment in determining our compliance. Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. If we breach any of the restrictions or covenants in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitments to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these immediate payments. In addition, our obligations under our credit facilities are secured by substantially all of our assets. If we are unable to timely repay our indebtedness under our credit facilities, the lenders could seek to foreclose on the assets or we may be required to contribute additional capital to our subsidiaries. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

Our Tyler refinery processes primarily light sweet crude oils, which are less readily available to us than heavier, more sour crude oils, and receives substantially all of its crude oil from third parties. We could experience an interruption or reduction of supply and delivery, or an increased cost of receiving crude oil, if the ability of these third parties to transport crude oil is disrupted because of accidents, governmental regulation, terrorism, other third-party action or other events beyond our control. The unavailability for our use for a prolonged period of time of any system of delivery of crude oil could have a material adverse effect on our business, financial condition or results of operations.

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

While we carry property, business interruption, pollution and casualty insurance, we do not maintain insurance coverage against all potential losses. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. In addition, because our business interruption policy does not cover losses during the first 45 days of the interruption, a significant part or all of a business interruption loss could be uninsured. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

The energy industry is highly capital intensive, and the entire or partial loss of individual facilities or multiple facilities can result in significant costs to both industry companies, such as us, and their insurance carriers. In recent years, several large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. For example, hurricanes in recent years have caused significant damage to several petroleum refineries along the Gulf Coast, in addition to numerous oil and gas production facilities and pipelines in that region. As a result of large energy industry claims, insurance companies that have historically participated in underwriting energy-related facilities may discontinue that practice, may reduce the insurance capacity they are willing to offer or demand significantly higher premiums or deductible periods to cover these facilities. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at reasonable cost.

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

A significant part of our growth strategy is to acquire assets such as refineries, pipelines, terminals, and retail fuel and convenience stores that complement our existing sites or broaden our geographic presence. If attractive opportunities arise, we may also acquire assets in new lines of business that are complementary to our existing businesses. Through eight major transactions spanning from our inception in 2001 through April 2007, we acquired our refinery and refined products terminals in Tyler, acquired approximately 500 retail fuel and convenience stores and developed our wholesale fuel business. We expect to continue to acquire retail fuel and convenience stores, refinery assets and product terminals and pipelines as a major element of our growth strategy, however:

•	we may not be able to identify suitable acquisition candidates or acquire additional assets on favorable terms;

•	we usually compete with others to acquire assets, which competition may increase, and, any level of competition could result in decreased availability or increased prices for acquisition candidates;

•	we may experience difficulty in anticipating the timing and availability of acquisition candidates;

•	since the convenience store industry is dominated by small, “independent” operators that own fewer than ten stores, we will likely need to complete numerous small acquisitions, rather than a few major acquisitions, to substantially increase our number of retail fuel and convenience stores;

•	the need to complete numerous acquisitions will require significant amounts of our management’s time;

•	we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions; and

•	as a public company, we are subject to reporting obligations, internal controls and other accounting requirements with respect to any business we acquire, which may prevent or negatively affect the valuation of some acquisitions we might otherwise deem favorable or increase our acquisition costs.

The occurrence of any of these factors could adversely affect our growth strategy. We have not completed any major acquisitions since April 2007.

Acquisitions involve risks that could cause our actual growth or operating results to differ adversely compared with our expectations.

Due to our emphasis on growth through acquisitions, we are particularly susceptible to transactional risks. For example:

•	during the acquisition process, we may fail or be unable to discover some of the liabilities of companies or businesses that we acquire;

•	we may assume contracts or other obligations in connection with particular acquisitions on terms that are less favorable or desirable than the terms that we would expect to obtain if we negotiated the contracts or other obligations directly;

•	we may fail to successfully integrate or manage acquired assets;

•	acquired assets may not perform as we expect or we may not be able to obtain the cost savings and financial improvements we anticipate;

•	acquisitions may require us to incur additional debt or issue additional equity;

•	we may fail to grow our existing systems, financial controls, information systems, management resources and human resources in a manner that effectively supports our growth; and

•	to the extent that we acquire assets in complementary new lines of business, we may become subject to additional regulatory requirements and additional risks that are characteristic or typical of these new lines of business.

The occurrence of any of these factors could adversely affect our business, financial condition and results of operations.

We may incur significant costs and liabilities with respect to investigation and remediation of existing environmental conditions at our Tyler refinery.

Prior to our purchase of the Tyler refinery and pipeline, the previous owner had been engaged for many years in the investigation and remediation of liquid hydrocarbons which contaminated soil and groundwater at the purchased facilities. Upon purchase of the facilities, we became responsible and liable for certain costs associated with the continued investigation and remediation of known and unknown impacted areas at the refinery. In the future, it may be necessary to conduct further assessments and remediation efforts at the refinery and pipeline locations. In addition, we have identified and self-reported certain other environmental matters subsequent to our purchase of the refinery. Based upon environmental evaluations performed internally and by third parties subsequent to our purchase of the Tyler refinery, we recorded an environmental liability of approximately $6.7 million as of December 31, 2009 for the estimated costs of environmental remediation for our refinery. We expect remediation of soil and groundwater at the refinery to continue for the foreseeable future. The need to make future expenditures for these purposes that exceed the amounts we estimate and accrue for could have a material adverse effect on our business, financial condition and results of operations.

We may incur significant costs and liabilities in connection with site contamination, new environmental regulations and prior non-compliance with air emission regulations.

In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire. In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. We anticipate that compliance with new regulations will require us to spend approximately $32.8 million in capital costs in 2010.

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

For the year ended December 31, 2009, approximately 100% of our refinery sales volume in Tyler was completed through a rack system located at the refinery. Unlike other refiners, we do not own, and have limited access to, an outbound pipeline for distribution of our refinery products to our Tyler customers. Our lack of access to an outbound pipeline may limit our ability to attract new customers for our refined petroleum products or increase sales of our refinery products.

An interruption or termination of supply and delivery of refined products to our wholesale business could result in a decline in our sales and earnings.

Our marketing segment sells refined products produced by refineries owned by third parties. In 2009, Magellan and Northville were the sole suppliers to our marketing segment. We could experience an interruption or termination of supply or delivery of refined products if our suppliers partially or completely ceased operations, temporarily or permanently. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. In addition, any reduction in capacity of other pipelines that connect with our suppliers’ pipelines or our pipelines due to testing, line repair, reduced operating pressures, or other causes could result in reduced volumes of refined product supplied to our marketing business. A reduction in the volume of refined products supplied to our marketing segment could adversely affect our sales and earnings.

An increase in competition and/or reduction in demand in the market in which we sell our refined products could lower prices and adversely affect our sales and profitability.

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

In addition, the maintenance or replacement of our existing customers depends on a number of factors outside of our control, including increased competition from other suppliers and demand for refined products in the markets we serve. Loss of, or reduction in, amounts purchased by our major customers could have an adverse effect on us to the extent that we are not able to correspondingly increase sales to other purchasers.

We may be unable to negotiate market price risk protection in contracts with unaffiliated suppliers of refined products.

During the year ended December 31, 2009, we obtained 99% of our supply of refined products for our marketing segment under contracts that contain provisions that mitigate the market price risk inherent in the purchase and sale of refined products. We cannot assure you that in the future we will be able to negotiate similar market price protections in other contracts that we enter into for the supply of refined products or ethanol. To the extent that we purchase inventory at prices that do not compare favorably to the prices at which we are able to sell refined products, our sales and margins may be adversely affected.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities, including federal and state and transactional taxes such as excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Certain of these liabilities are subject to periodic audits by the respective taxing authority which could increase our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties.

We may seek to grow by opening new retail fuel and convenience stores in new geographic areas, which may present operational and competitive challenges.

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

We depend on one wholesaler for a significant portion of our convenience store merchandise; we may not be able to maintain favorable arrangements with vendors.

During the year ended December 31, 2009, we purchased approximately 59% of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, Core-Mark International, Inc. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship or pricing with our principal merchandise supplier could lead to an increase in our cost of goods or a reduction in the reliability of timely deliveries and could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2009, we employed 265 people at our Tyler refinery and pipeline. From among these employees, 155 of our operations and maintenance hourly employees and 39 truck drivers at the refinery were covered by separate collective bargaining agreements which each expire on January 31, 2012. Although these collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure you that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on fuel sales at our retail fuel and convenience stores which makes us susceptible to increases in the cost of gasoline and interruptions in fuel supply.

Net fuel sales at stores representing the continuing operations of our retail segment represented approximately 73%, 80% and 77% of total net sales of our retail segment for 2009, 2008 and 2007, respectively. Our dependence on fuel sales makes us susceptible to increases in the cost of gasoline and diesel fuel. As a result, fuel profit margins have a significant impact on our earnings. The volume of fuel sold by us and our fuel profit margins are affected by numerous factors beyond our control, including the supply and demand for fuel, volatility in the wholesale fuel market and the pricing policies of competitors in local markets. Although we can rapidly adjust our pump prices to reflect higher fuel costs, a material increase in the price of fuel could adversely affect demand. A material, sudden increase in the cost of fuel that causes our fuel sales to decline could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on fuel sales also makes us susceptible to interruptions in fuel supply. At December 31, 2009, fuel from the U.S. Gulf Coast transported to us through the Colonial and Plantation pipelines was the primary source of fuel supply for approximately 87% of our retail fuel and convenience stores. To mitigate the risks of cost volatility, we typically have no more than a five day supply of fuel at each of our stores. Our fuel contracts do not guarantee an uninterrupted, unlimited supply in the event of a shortage. Gasoline sales generate customer traffic to our retail fuel and convenience stores. As a result, decreases in gasoline sales, in the event of a shortage or otherwise, could adversely affect our merchandise sales. A serious interruption in the supply of gasoline could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we evaluate the creditworthiness of each of our counterparties but we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition. The deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties) could expose us to an increased risk of nonpayment or other default under our contracts with them. If a material counterparty (or counterparties) default on their obligations to us, this could materially adversely affect our financial condition, results of operations or cash flows

.

Due to our minority ownership position in Lion Oil Company, we cannot control the operations of the El Dorado refinery or the corporate and management policies of Lion Oil.

As of December 31, 2009, we owned approximately 34.6% of the issued and outstanding common stock of Lion Oil Company, a privately held Arkansas corporation that owns and operates a refinery in El Dorado, Arkansas. Approximately 53.7% of the issued and outstanding common stock of Lion Oil is owned by one shareholder. This controlling shareholder is party to a management agreement with Lion Oil and, due to its majority equity ownership position, is able to elect a majority of the Lion Oil board of directors. As a result of our minority ownership position and the controlling shareholder’s majority equity ownership position and contractual management rights, we are unable to control or influence the operations of the refinery in El Dorado, Arkansas.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business

We rely on information technology systems across our operations, including for management of our supply chain, point of sale processing at our sites, and various other processes and transactions. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal credit information. In addition, the systems currently used for certain transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put certain payment card data at risk, and these systems are determined and controlled by the payment card industry, and not by us. Any compromise or breach of our information and payment technology systems could cause interruptions in our operations, damage our reputation and reduce our customers’ willingness to visit our sites and conduct business with us. Further, the failure of these systems to operate effectively, or problems we may experience with transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.

In addition, we invest in and rely heavily upon our proprietary information technology systems to enable our managers to access real-time data from our supply chain and inventory management systems, our security systems and to monitor customer and sales information. For example, our proprietary technology systems enable our managers to view data for our stores, merchandise or fuel on an aggregate basis or by specific store, type of merchandise or fuel product, which in turn enables our managers to quickly determine whether budgets and projected margins are being met and to make adjustments in response to any shortfalls. In the absence of this proprietary information technology, our managers would be unable to respond as promptly in order to reduce inefficiencies in our cost structure and maximize our sales and margins.

If we lose any of our key personnel, our ability to manage our business and continue our growth could be negatively impacted.

Our future performance depends to a significant degree upon the continued contributions of our senior management team and key technical personnel. We do not currently maintain key person life insurance policies for any of our senior management team. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of members of our senior management team and key technical personnel would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate our company and to develop our products and technology. We cannot assure you that we would be able to locate or employ such qualified personnel on acceptable terms or at all.

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

A non-U.S. holder may be subject to U.S. federal income tax with respect to gain recognized on the sale, exchange or other disposition of common stock if we are, or were, a “U.S. real property holding corporation” or “USRPHC,” at any time during the shorter of the five-year period ending on the date of the sale or other disposition and the period such non-U.S. holder held our common stock (the shorter period referred to as the “lookback period”). In general, we would be a USRPHC if the fair market value of our “U.S. real property interests,” as such term is defined for U.S. federal income tax purposes, equals or exceeds 50% of the sum of the fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business. The test for determining USRPHC status is applied on certain specific determination dates and is dependent upon a number of factors, some of which are beyond our control (including, for example, fluctuations in the value of our assets).If we are or become a USRPHC, so long as our common stock is regularly traded on an established securities market such as the New York Stock Exchange (“NYSE”), only a non-U.S. holder who, actually or constructively, holds or held during the lookback period more than 5% of our common stock will be subject to U.S. federal income tax on the disposition of our common stock.

Litigation and/or negative publicity concerning food or beverage quality, health and other related issues could result in significant liabilities or litigation costs and cause consumers to avoid our convenience stores.

Negative publicity, regardless of whether the concerns are valid, concerning food or beverage quality, food or beverage safety or other health concerns, facilities, employee relations or other matters related to our operations may materially adversely affect demand for food and beverages offered in our convenience stores and could result in a decrease in customer traffic to our stores. Additionally, we may be the subject of complaints or litigation arising from food or beverage-related illness or injury in general which could have a negative impact on our business.

It is critical to our reputation that we maintain a consistent level of high quality food and beverages in our stores. Health concerns, poor food or beverage quality or operating issues stemming from one store or a limited number of stores can materially adversely affect the operating results of some or all of our stores and harm our proprietary brands.

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic and stock market conditions;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	future sales of our common stock;

•	announcements by us or our competitors of significant contracts or acquisitions; and

•	the other factors described in these “Risk Factors.”

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

You may suffer substantial dilution.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for capital. In addition, if we have an immediate need for capital, we may sell securities in the public or private equity markets even when conditions are not otherwise favorable. You will suffer dilution if we issue currently unissued shares of our stock in the future in furtherance of our growth strategy. You will also suffer dilution if stock, restricted stock units, restricted stock, stock options, stock appreciation rights, warrants or other equity awards, whether currently outstanding or subsequently granted, are exercised.

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

We utilize all of these exemptions except that our compensation committee does have a written charter addressing its purpose and responsibilities. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our controlling stockholder may have conflicts of interest with other stockholders in the future.

At December 31, 2009, Delek Group beneficially owned approximately 74% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Sharon, will continue to be able to control the election of our directors, influence our corporate and management policies (including the declaration of dividends) and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. So long as Delek Group continues to own a significant amount of the outstanding shares of our common stock, Delek Group will continue to be able to influence or effectively control our decisions, including whether to pursue or consummate potential mergers or acquisitions, asset sales, and other significant corporate transactions. We cannot assure you that the interests of Delek Group will coincide with the interests of other holders of our common stock.

Future sales of currently unregistered shares of our common stock could depress the price of our common stock.

The market price of our common stock could decline as a result of the introduction of a large number of currently unregistered shares of our common stock into the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2009, 39,389,869 unregistered shares of our common stock were controlled by Delek Group. Pursuant to a registration rights agreement with us, Delek Group may register some or all of these shares under the Securities Act, subject to specified limitations. The registration rights we granted to Delek Group apply to all shares of our common stock owned by Delek Group and entities it controls. In addition, as of December 31, 2009, Morgan Stanley Capital Group, Inc. owned 1,916,667 unregistered shares of our common stock that are freely tradable.

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

We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Our ability to receive dividends from our subsidiaries is restricted under the terms of their senior secured credit facilities. For example, under the terms of their respective senior secured credit facilities, our subsidiaries are subject to certain covenants customary for credit facilities of the type that limit their ability to, subject to certain exceptions as defined in their respective credit agreements, remit cash to, distribute assets to, or make investments in, us as the parent company. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other cash payments, to us. The declaration of future dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay quarterly cash dividends on our common stock at an annual rate of $0.15 per share, we cannot assure you that any dividends will be paid in the anticipated amounts and frequency set forth herein, if at all.

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

We own a refinery in Tyler, Texas, which is used by our refining segment and is situated on approximately 100 out of a total of approximately 600 acres of land owned by us and a light products loading facility. We also own crude oil pipelines and related tank farms, which are owned by our marketing segment and operated by it on behalf of our refining segment. Much of our pipeline system runs across leased land and rights-of-way. In 2008, we purchased five additional vacant or undeveloped properties totaling less than ten acres and a railroad spur of less than two acres adjacent to our property for additional flexibility and buffer. This additional acreage is included in the total of approximately 600 acres owned by us. We also own terminals in San Angelo and Abilene, Texas, certain of which are leased to third parties and used by our marketing segment, along with 114 miles of refined product pipelines and light product loading facilities.

As of December 31, 2009, we owned the real estate at 247 company operated retail fuel and convenience store locations, and leased the real property at 195 company operated stores. In addition to these stores, we own or lease 15 locations that were either leased or subleased to third party dealers; 40 other dealer sites are owned or leased independently by dealers.

The following table summarizes the real estate position of our retail segment.

	Number of
	Company				Remaining	Remaining
	Operated	Number of	Number of	Number of	Lease Term	Lease Term
State	Sites	Dealer Sites(1)	Owned Sites	Leased Sites	< 3 Years(2)	> 3 Years(2)

Tennessee	239	11	134	110	68	42
Alabama	93	39	61	39	20	19
Georgia	81	3	46	38	24	14
Virginia	9	—	1	8	2	6
Arkansas	13	—	9	4	3	1
Kentucky	3	—	1	2	—	2
Louisiana	2	—	—	2	1	1
Mississippi	2	—	2	—	—	—
Florida	—	2	—	—	—	—

Total	442	55	254	203	118	85

(1)	Includes 40 sites neither owned by nor subleased by us.

(2)	Includes options renewable at our discretion; measured as of December 31, 2009.

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

ITEM 4.	RESERVED

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “DK.” The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period and dividends issued since January 1, 2008:

			Regular Dividends	Special Dividends
Period	High Sales Price	Low Sales Price	Per Common Share	Per Common Share

2008
First Quarter	$20.47	$12.54	$0.0375	None
Second Quarter	$14.40	$8.84	$0.0375	None
Third Quarter	$10.82	$7.28	$0.0375	None
Fourth Quarter	$9.09	$3.51	$0.0375	None
2009
First Quarter	$11.61	$5.27	$0.0375	None
Second Quarter	$12.41	$7.92	$0.0375	None
Third Quarter	$9.20	$6.84	$0.0375	None
Fourth Quarter	$8.70	$5.65	$0.0375	None

In connection with our initial public offering in May 2006, our Board of Directors announced its intention to pay a regular quarterly cash dividend of $0.0375 per share of our common stock beginning in the fourth quarter of 2006. The dividends paid in 2009 and 2008 totaled approximately $8.1 million and $8.0 million, respectively. As of the date of this filing, we intend to continue to pay quarterly cash dividends on our common stock at the same annual rate of $0.15 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our Board of Directors deems relevant. Except as represented in the table above, we have paid no other cash dividends on our common stock during the two most recent fiscal years.

Holders

As of March 3, 2010, there were approximately 11 common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Purchases of Equity Securities by Affiliated Purchasers(1)
			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid Per Share	Programs(2)	Programs

10/1/2009 – 10/31/2009	None	n/a	n/a	n/a
11/1/2009 – 11/30/2009	None	n/a	n/a	n/a
12/1/2009 – 12/31/2009	122,971	$5.89	n/a	n/a

Total	122,971	$5.89	n/a	n/a

(1)	The table reflects open market purchases of our common stock by Delek Petroleum Ltd., a subsidiary of our controlling stockholder, Delek Group, Ltd., and is based upon Delek Petroleum’s filings with the U.S. Securities and Exchange Commission. Under Exchange Act Rule 10b-18, Delek Petroleum may be deemed to be an “affiliated purchaser” because it is under common control with us. We did not repurchase any shares of our common stock during the periods reflected in the table.

(2)	No purchases reflected in the table were made pursuant to a publicly announced plan or program.

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

	Year Ended December 31,
	2009	2008(1)	2007(1)	2006(1)(3)(4)	2005(1)(3)(5)
	(In millions, except share and per share data)

Statement of Operations Data:
Net sales:
Retail	$1,421.5	$1,885.7	$1,672.9	$1,294.9	$1,001.0
Refining	882.1	2,091.8	1,694.3	1,598.6	930.5
Marketing	374.4	745.5	626.6	221.6	—
Other	(11.3)	0.7	0.4	0.3	0.4

Total net sales	2,666.7	4,723.7	3,994.2	3,115.4	1,931.9

Operating costs and expenses:
Cost of goods sold	2,394.1	4,308.1	3,539.3	2,734.2	1,643.4
Operating expenses	219.0	240.8	213.8	169.0	126.4
Insurance proceeds — business interruption	(64.1)	—	—	—	—
Property damage proceeds, net	(40.3)	—	—	—	—
Impairment of goodwill	7.0	11.2	—	—	—
General and administrative expenses	64.3	57.0	54.1	37.6	22.8
Depreciation and amortization	52.4	41.3	32.1	21.8	15.1
Loss (gain) on sales of assets	2.9	(6.8)	—	—	(1.6)
Unrealized (gain) loss on forward contract hedging activities(6)	—	—	(0.1)	—	9.1

Total operating costs and expenses	2,635.3	4,651.6	3,839.2	2,962.6	1,815.2

Operating income	31.4	72.1	155.0	152.8	116.7

Interest expense	25.5	23.7	30.6	24.2	17.4
Interest income	(0.1)	(2.1)	(9.3)	(7.2)	(2.1)
Interest expense to related parties	—	—	—	1.0	3.0
Loss from minority investment(2)	—	7.9	0.8	—	—
Gain on extinguishment of debt	—	(1.6)	—	—	—
Other expenses, net	0.6	1.0	2.4	0.2	2.5

Total non-operating expenses, net	26.0	28.9	24.5	18.2	20.8

Income from continuing operations before income taxes	5.4	43.2	130.5	134.6	95.9
Income tax expense	3.1	18.6	35.0	43.1	33.6

Income from continuing operations	2.3	24.6	95.5	91.5	62.3
(Loss) income from discontinued operations, net of tax	(1.6)	1.9	0.9	1.5	2.1

Net income before cumulative effect of a change in accounting policy	0.7	26.5	96.4	93.0	64.4
Cumulative effect of a change in accounting policy	—	—	—	—	(0.3)

Net income	$0.7	$26.5	$96.4	$93.0	$64.1

Basic earnings per share:
Income from continuing operations	$0.04	$0.47	$1.83	$1.94	$1.59
(Loss) income from discontinued operations	(0.03)	0.03	0.02	0.04	0.05

Basic earnings per share before cumulative effect of a change in accounting policy	$0.01	$0.50	$1.85	$1.98	$1.64
Cumulative effect of a change in accounting policy	—	—	—	—	(0.01)

Basic earnings per share	$0.01	$0.50	$1.85	$1.98	$1.63

Diluted earnings per share:
Income from continuing operations	$0.04	$0.46	$1.81	$1.91	$1.59
(Loss) income from discontinued operations	(0.03)	0.03	0.01	0.03	0.05

Diluted earnings per share before cumulative effect of a change in accounting policy	0.01	0.49	$1.82	$1.94	$1.64
Cumulative effect of a change in accounting policy	—	—	—	—	(0.01)

Diluted earnings per share	$0.01	$0.49	$1.82	$1.94	$1.63

Weighted average shares, basic	53,693,258	53,675,145	52,077,893	47,077,369	39,389,869

Weighted average shares, diluted	54,484,969	54,401,747	52,850,231	47,915,962	39,389,869

Dividends declared per common share outstanding	$0.15	$0.15	$0.54	$0.04	$—

	Year Ended December 31,
	2009	2008(1)	2007(1)	2006(1)	2005(1)
	(In millions)

Cash Flow Data:
Cash flows provided by operating activities	$137.8	$28.6	$179.6	$109.5	$148.2
Cash flows used in investing activities	(102.9)	(39.4)	(221.8)	(250.7)	(161.8)
Cash flows provided by (used in) financing activities	18.2	(78.9)	45.6	180.2	54.1

Net increase (decrease) in cash and cash equivalents	$53.1	$(89.7)	$3.4	$39.0	$40.5

	December 31,
	2009	2008(1)	2007(1)	2006(1)	2005(1)
	(In millions)

Balance Sheet Data:
Cash and cash equivalents	$68.4	$15.3	$105.0	$101.6	$62.6
Short-term investments	—	—	44.4	73.2	26.6
Total current assets	311.6	194.0	468.6	433.3	274.9
Property, plant and equipment, net	692.0	586.6	525.5	403.6	249.1
Total assets	1,223.0	1,017.2	1,244.3	949.4	606.2
Total current liabilities	322.2	186.2	305.0	230.9	175.9
Total debt, including current maturities	317.1	286.0	355.2	286.6	268.8
Total non-current liabilities	369.8	297.2	426.8	336.3	310.5
Total shareholders’ equity	531.0	533.8	512.5	382.2	119.8
Total liabilities and shareholders’ equity	1,223.0	1,017.2	1,244.3	949.4	606.2

(1)	Operating results for 2008, 2007, 2006 and 2005 have been restated to reflect the reclassification of the retail segment’s remaining nine Virginia stores back to normal operations.

(2)	Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting. See Note 7 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data of this Annual Report on 10-K for further information.

(3)	Refinery segment operating results reflect certain reclassifications made to conform prior year balances to current year financial statement presentation. Sales of intermediate feedstock sales have been reclassified to net sales which had previously been presented on a net basis in cost of goods sold. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

(4)	Effective August 1, 2006, marketing operations were initiated in conjunction with the acquisition of the Pride assets.

(5)	Effective April 29, 2005, we completed the acquisition of the Tyler refinery and related assets. We operated the refinery for 247 days in 2005. The results of operations of the Tyler refinery and related assets are included in our financial results from the date of acquisition.

(6)	To mitigate the risks of changes in the market price of crude oil and refined petroleum products, from time to time we enter into forward contracts to fix the purchase price of crude and sales price of specific refined petroleum products for a predetermined number of units at a future date.

Segment Data(1):

	As of and for the Year Ended December 31, 2009
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$887.7	$1,421.5	$356.8	$0.7	$2,666.7
Intercompany marketing fees and sales	(5.6)	—	17.6	(12.0)	—
Operating costs and expenses:
Cost of goods sold	809.6	1,240.8	349.5	(5.8)	2,394.1
Operating expenses	85.9	138.5	1.2	(6.6)	219.0
Impairment of goodwill	—	7.0	—	—	7.0
Insurance proceeds — business interruption	(64.1)	—	—	—	(64.1)
Property damage proceeds, net	(40.3)	—	—	—	(40.3)

Segment contribution margin	$91.0	$35.2	$23.7	$1.1	151.0

General and administrative expenses					64.3
Depreciation and amortization					52.4
Loss on disposal of assets					2.9

Operating income					$31.4

Total assets	$573.8	$430.0	$62.3	$156.9	$1,223.0

Capital spending (excluding business combinations)	$155.1	$14.3	$0.5	$0.1	$170.0

	As of and for the Year Ended December 31, 2008
				Corporate,
				Other and
	Refining(3)	Retail(2)	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$2,105.6	$1,885.7	$731.7	$0.7	$4,723.7
Intercompany marketing fees and sales	(13.8)	—	13.8	—	—
Operating costs and expenses:
Cost of goods sold	1,921.3	1,673.4	721.2	(7.8)	4,308.1
Operating expenses	96.9	142.9	1.0	—	240.8
Impairment of goodwill	—	11.2	—	—	11.2

Segment contribution margin	$73.6	$58.2	$23.3	$8.5	163.6

General and administrative expenses					57.0
Depreciation and amortization					41.3
Gain on sales of assets					(6.8)

Operating income					$72.1

Total assets	$348.4	$464.8	$55.3	$148.7	$1,017.2

Capital spending (excluding business combinations)	$82.9	$18.6	$0.9	$—	$102.4

	As of and for the Year Ended December 31, 2007
				Corporate,
				Other and
	Refining(3)	Retail(2)	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$1,709.0	$1,672.9	$611.9	$0.4	$3,994.2
Intercompany marketing fees and sales	(14.7)	—	14.7	—	—
Operating costs and expenses:
Cost of goods sold	1,460.2	1,482.2	596.9	—	3,539.3
Operating expenses	82.2	130.1	1.0	0.5	213.8

Segment contribution margin	$151.9	$60.6	$28.7	$(0.1)	241.1

General and administrative expenses					54.1
Depreciation and amortization					32.1
Gain on forward contract activities					(0.1)

Operating income					$155.0

Total assets	$380.9	$517.9	$93.5	$252.0	$1,244.3

Capital spending (excluding business combinations)	$61.6	$23.3	$0.3	$2.0	$87.2

(1)	Accounting Standards Codification (“ASC”) 280, Segment Reporting, requires disclosure of a measure of segment profit or loss. We measure the operating performance of each segment based on segment contribution margin. We define segment contribution margin as net sales less cost of goods sold and operating expenses, excluding depreciation and amortization.

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

(2)	Retail operating results for 2008, 2007 and 2006 have been restated to reflect the reclassification of the remaining nine Virginia stores back to normal operations.

(3)	Refinery segment operating results reflect certain reclassifications made to conform prior year balances to current year financial statement presentation. Sales of intermediate feedstock sales have been reclassified to net sales which had previously been presented on a net basis in cost of goods sold. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the heading “Managements Discussion and Analysis” and in our other filings with the SEC.

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

Overview

We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (“bpd”), along with an associated light products loading facility. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and owns and/or operates crude oil pipelines and associated tank farms in east Texas. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 440 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. Additionally, we own a minority interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 75,000 bpd moderate complexity crude oil refinery located in El Dorado, Arkansas and other pipeline and product terminals.

Our profitability in the refinery segment is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include the cost of crude, our primary feedstock, the refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the increases in the cost of crude oil, are reflected in the changes of light refined products, the value of heavier products, such as coke, carbon black oil (“CBO”), and liquefied petroleum gas (“LPG”) have not moved in parallel with crude cost. This causes additional pressure on our realized margins.

We compare our per barrel refined product margin to a well established industry metric, the U.S. Gulf Coast 5-3-2 crack spread (“Gulf Coast crack spread”), which is used as a benchmark for measuring a refinery’s product margins by measuring the difference between the price of light products and crude oil. It represents the approximate gross margin resulting from processing one barrel of crude oil into three fifths of a barrel of gasoline and two fifths of a barrel of high sulfur diesel. We calculate the Gulf Coast crack spread using the market value of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the first month futures price of light sweet crude oil on the New York Mercantile Exchange (“NYMEX”). U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline is a grade of gasoline commonly marketed as Regular Unleaded at retail locations. U.S. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra low sulfur diesel) are priced. The NYMEX is the commodities trading exchange located in New York City where contracts for the future delivery of petroleum products are bought and sold.

As we have previously reported, on November 20, 2008, an explosion and fire occurred at the Tyler refinery, which halted our production. The explosion and fire caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. The refinery was subject to a gradual, monitored restart in May 2009, culminating in a full resumption of operations on May 18, 2009. For the twelve months ended December 31, 2009, the refinery was fully operational for a total of 228 days.

Currently, we carry, and at the time of the incident we carried, insurance coverage of $1.0 billion in combined limits to insure against property damage and business interruption. We are subject to a $5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. During the year ended December 31, 2009, we recognized income from insurance proceeds of $116.0 million, of which $64.1 million was included as business interruption proceeds and $51.9 million was included as property damage proceeds. We also recorded expenses of $11.6 million, resulting in a net gain of $40.3 million related to property damage proceeds. Although we have submitted all of our contemplated insurance claims, we have not fully and finally resolved all of our outstanding claims with our insurance companies for a number of reasons, including, without limitation, the interpretation of insurance policy provisions, the length of the insurance claim, insurance deductible amounts and periods, market conditions that affect projected revenues and firm profits, actual operating expenses, additional or revised information, audit adjustments and other verifications of the insurance claim and subsequent events.

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

Strategic Initiatives

We are committed to enhancing shareholder value while maintaining financial stability and flexibility by continuing to:

•	focus on health, safety and environmental compliance;

•	provide value to our customers and employees by delivering a high level of customer service standards;

•	demonstrate a prudent and scalable capital structure;

•	repair, modernize, grow and improve the profitability of our operations through carefully evaluated capital investments; and

•	pursue acquisition opportunities that strengthen our core markets and leverage our core competencies.

In pursuit of the foregoing goals, the following represent certain significant accomplishments in 2009:

•	In May 2009, we resumed full operations at our Tyler refinery.

•	In May 2009, we completed a maintenance turnaround and significant work on our crude optimization projects. These completed projects provide us with a much safer Coke processing operation which also has reduced maintenance costs associated with decoking.

•	Completed the installation of blast resistant buildings for area control rooms at the Tyler refinery.

•	Re-imaged 22 store sites in Retail in our continued effort to improve our MAPCO brand.

•	Amended and extended the maturity date on $45.0 million of term loan debt and $108.0 million revolving credit facility to ensure continued access to sufficient liquidity for our operating businesses.

•	During 2009, we paid dividends totaling approximately $8.1 million to our shareholders.

Market Trends

Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum price is our primary source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell.

We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in volatility in the price of crude oil which outpaced product prices in 2009, 2008 and 2007. The average price of crude oil in 2009, 2008 and 2007 was $61.93, $99.73 and $72.44 per barrel, respectively. The U.S. Gulf Coast crack spread ranged from a high of $18.97 per barrel to a low of $1.89 per barrel during 2009 and averaged $6.92 per barrel during 2009 compared to an average of $10.27 in 2008 and $13.04 per barrel in 2007.

We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $1.04 per gallon to a high of $2.05 per gallon in 2009 and averaged $1.65 per gallon in 2009, which compares to averages of $2.49 per gallon in 2008 and $2.05 per gallon in 2007. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise sales and margins. Finally, the higher cost of fuel has resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.

The cost of natural gas used for fuel in our Tyler refinery has also shown historic volatility. Our average cost of natural gas decreased to $3.72 per million British Thermal Units (“MMBTU”) in 2009 from $9.22 per million MMBTU in 2008 and $7.12 per MMBTU in 2007.

As part of our overall business strategy, management determines the cost to store crude, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude or other intermediate feedstocks based on various factors, including the crude pricing market in the Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude vendors, and any other factors which may impact the costs of crude. At the end of 2009, we reduced our crude inventory, primarily because of the limited refined product margin at that time. At the end of 2008, we reduced certain of our crude and feedstock inventories primarily as a result of the refinery shutdown resulting from the explosion and fire in November 2008.

Factors Affecting Comparability

The comparability of our results of operations for the year ended December 31, 2009 as compared to the years ended December 31, 2008 and 2007 was affected by the following factors:

•	The explosion and fire at the Tyler refinery on November 20, 2008, which shut down operations at the refinery for a portion of each of the years ended December 31, 2009 and 2008. Operations fully resumed on May 18, 2009;

•	the change in the accounting for the investment in Lion Oil from the equity method to the cost method beginning October 2008;

•	the addition of ethanol blending at our refining segment in 2008;

•	the purchase of 107 retail fuel and convenience stores from Calfee Company of Dalton, Inc. in April 2007 (the “Calfee stores”);

•	the purchase from existing shareholders of a 34.6% minority interest investment in Lion Oil Company in August and September 2007; and

•	the receipt of $40.3 million of property damage insurance proceeds, net of expenses, due to the November 20, 2008 explosion and fire at the Tyler refinery.

Results of Operations

Consolidated Results of Operations — Comparison of the Year Ended December 31, 2009 versus the Year Ended December 31, 2008

In the fiscal years ended December 31, 2009 and 2008, we generated net sales of $2,666.7 million and $4,723.7 million, respectively. The $2,057.0 million, or 43.5%, decrease in net sales is primarily attributed to lower sales volume at the refinery due to the November 20, 2008 explosion and fire that led to the suspension of operations at the refinery for the period from November 20, 2008 to May 18, 2009 and lower sales prices due to a reduction in commodity prices at all three of our operating segments.

Cost of goods sold was $2,394.1 million in 2009 compared to $4,308.1 million in 2008, a decrease of $1,914.0 million or 44.4%. This decrease is primarily attributable to lower costs of crude and sales volumes at the refinery, lower fuel costs at the retail segment and lower product cost per barrel at the marketing segment.

Operating expenses were $219.0 million in 2009 compared to $240.8 million in 2008, an decrease of $21.8 million or 9.1%. This decrease was primarily driven by lower natural gas and electricity rates in the refining segment and lower credit card expenses at the retail segment.

During the year ended December 31, 2009, we recorded insurance proceeds of $116.0 million related to the November 20, 2008 explosion and fire at the refinery, of which $64.1 million was included as business interruption proceeds and $51.9 million was included as property damage proceeds. We also recorded expenses of $11.6 million, resulting in a net gain of $40.3 million related to property damage proceeds.

Goodwill impairment was $7.0 million in 2009 and relates to the write-off of goodwill associated with our purchase of stores from Fast Petroleum, Inc. and affiliates (Fast stores). Goodwill impairment was $11.2 million in 2008 and relates to the write-off of goodwill associated with our purchase of the Calfee stores. The impairments taken in both 2009 and 2008 were based on our annual impairment testing performed in the fourth quarter of each year.

General and administrative expenses were $64.3 million in 2009 compared to $57.0 million in 2008, an increase of $7.3 million, or 12.8%. The overall increase was primarily due to an increase in legal fees associated with the November 20, 2008 explosion and fire at the refinery and increases in salaried labor and outside services. We do not allocate general and administrative expenses to our operating segments.

Depreciation and amortization was $52.4 million in 2009 compared to $41.3 million in 2008, an increase of $11.1 million or 26.9%. This increase was primarily due to the completion of a full turnaround at the refinery in the first half of 2009.

Gain (loss) on sale of assets was $(2.9) million in 2009 compared to $6.8 million in 2008. In 2009, the retail segment sold 24 non-core real estate assets during the third and fourth quarters for a net loss of $2.9 million. In 2008, the retail segment sold two retail fuel and convenience stores, one in the second quarter and the other in the third quarter, for a net gain of $6.8 million.

Interest expense was $25.5 million in 2009 compared to $23.7 million in 2008, an increase of $1.8 million. This increase was due to an increase in our deferred financing charges and a decrease in capitalized interest, partially offset by lower average borrowing rates on our variable rate facilities and decreases in average loan balances and letters of credit issued. Interest income was $0.1 million for 2009 compared to $2.1 million for 2008, a decrease of $2.0 million. This decrease was primarily due to our reduction in short-term investments and lower rates of return in 2009.

Beginning October 1, 2008, we began reporting our investment in Lion Oil using the cost method of accounting. Accordingly, there was no income or loss from equity method investment in the year ended December 31, 2009. Loss from equity method investment was $7.9 million in 2008. Our proportionate share of the loss from the Lion Oil minority investment was $7.1 million for 2008. In addition, we had amortization expense of $0.8 million for 2008 related to the fair value differential determined at the acquisition date of our minority investment. We included our proportionate share of the operating results of Lion Oil in our consolidated statements of operations two months in arrears.

Gain on extinguishment of debt was $1.6 million in 2008 and relates to a purchase in a participating stake in debt of Delek US held by Finance, as permitted under the terms of the credit agreement. At a consolidated level, this purchase resulted in a gain on debt extinguishment. There was no gain or loss on extinguishment of debt in 2009.

Other operating expenses, net, were $0.6 million in 2009 compared to $1.0 million in 2008. In the second quarter of 2009, we exchanged our auction rate securities investment for shares of common stock in Bank of America to be held as available for sale securities. This conversion resulted in a loss of $2.0 million. In the third quarter of 2009, we sold the common stock of Bank of America. This sale resulted in a gain of $1.4 million, which partially offset the loss recognized on conversion. In 2008, we recognized a $1.0 million loss associated with the change in the fair market value of our interest rate derivatives.

Income tax expense was $3.1 million in 2009 compared to $18.6 million in 2008, a decrease of $15.5 million. This decrease was primarily due to the decrease in net income in 2009 as compared to 2008. Our effective tax rate was 57.4% in 2009, compared to 43.1% in 2008. The increase in the effective tax rate was primarily due to adjustments to our valuation allowances on deferred tax assets in 2009, which increased our 2009 expense, and the goodwill impairment recognized in the fourth quarter of 2009, a portion of which was non-deductible for tax purposes.

Income (loss) from discontinued operations was $(1.6) million and $1.9 million in 2009 and 2008, respectively, and relates to the operations of the 27 Virginia stores classified as discontinued operations. As of December 31, 2009 there were no remaining assets held for sale.

Consolidated Results of Operations — Comparison of the Year Ended December 31, 2008 versus the Year Ended December 31, 2007

In the fiscal years ended December 31, 2008 and 2007, we generated net sales of $4,723.7 million and $3,994.2 million, respectively. The $729.5 increase in net sales is primarily attributed to higher sales prices at all three of our operating segments and the inclusion of a full year of results from the Calfee stores. This increase was partially offset by lower sales volume, particularly at the refinery due to the suspension of operations in the fourth quarter of 2008.

Cost of goods sold was $4,308.1 million in 2008 compared to $3,539.3 million in 2007, an increase of $768.8 million or 21.7%. This increase is primarily attributable to higher costs of crude at the refinery, higher fuel costs at the retail segment, and the inclusion of a full year of results from the Calfee stores. This increase is offset by gains on derivatives of $41.5 million in 2008.

Operating expenses were $240.8 million in 2008 compared to $213.8 million in 2007, an increase of $27.0 million or 12.6%. This increase was primarily driven by changes in the retail segment, including an $8.7 million increase related to the operation of the Calfee stores for a full year in 2008 and higher credit card and insurance expenses. The refining segment also experienced higher operating expenses primarily due to the increase in the usage and price of natural gas.

Goodwill impairment was $11.2 million in 2008 and relates to the write-off of goodwill associated with our purchase of the Calfee stores, based on our annual impairment testing performed in the fourth quarter of 2008. There was no goodwill impairment necessary in 2007.

General and administrative expenses were $57.0 million in 2008 compared to $54.1 million in 2007, an increase of $2.9 million, or 5.4%. The overall increase was primarily due to the addition of personnel, professional support and contractors as a result of the acquisition of the Calfee stores and an increase in property taxes. We do not allocate general and administrative expenses to our operating segments.

Depreciation and amortization was $41.3 million in 2008 compared to $32.1 million in 2007. This increase was primarily due to the completion of several raze and rebuild projects in the retail segment, the inclusion of a full year of depreciation expense associated with the Calfee stores acquired in the second quarter of 2007, and several capital projects that were placed in service at the refinery in the second quarter of 2008, as well as the accelerated depreciation due to the rescheduling of our turnaround from late 2009 to the first half of 2009.

Gain (loss) on sale of assets was $6.8 million in 2008 and related to two retail fuel and convenience stores sold by the retail segment, one in the second quarter and the other in the third quarter. There were no asset sales during the year ended December 31, 2007.

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

Income tax expense was $18.6 million in 2008 compared to $35.0 million in 2007, a decrease of $16.4 million. This decrease was primarily due to the decrease in net income in 2008 compared to 2007. Our effective tax rate was 43.1% in 2008, compared to 26.8% in 2007. The increase in the effective tax rate was primarily due to federal tax credits in 2007 related to production of ultra low sulfur diesel fuel, and the goodwill impairment recognized in the fourth quarter of 2008.

Income from discontinued operations was $1.9 million and $0.9 million in 2008 and 2007, respectively, and relates to the operations of the 27 Virginia stores held for sale in as of December 31, 2008 and 2007.

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

Refining Segment

The table below sets forth information concerning our refinery segment operations for 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Days operated in period(1)	228	324	365
Total sales volume (average barrels per day)(1)	51,823	56,609	54,282
Products manufactured (average barrels per day)(1):
Gasoline	28,707	30,346	29,660
Diesel/jet	19,206	20,857	20,010
Petrochemicals, LPG, NGLs	2,064	1,963	2,142
Other	2,350	2,607	2,848

Total production	52,327	55,773	54,660

Refinery throughput (average barrels per day)(1):
Crude oil	49,304	51,683	53,860
Other feedstocks	4,498	5,239	2,303

Total refinery throughput	53,802	56,922	56,163

Per barrel of sales(2):
Refining operating margin(3)	$6.14	$9.29	$11.82
Refining operating margin excluding intercompany marketing fees(4)	7.07	10.05	12.56
Direct operating expenses(5)	7.28	5.28	4.15
Pricing statistics (average for the period presented)(1):
WTI — Cushing crude oil (per barrel)	$71.22	$106.95	$72.44
U.S. Gulf Coast 5-3-2 crack spread (per barrel)	5.97	11.13	13.04
U.S. Gulf Coast unleaded gasoline (per gallon)	1.87	2.69	2.05
Ultra low sulfur diesel (per gallon)	1.85	3.11	2.14
Natural gas (per MMBTU)	3.71	9.22	7.12

(1)	The refinery did not operate during the period from November 21, 2008 through May 17, 2009 due to the November 20, 2008 explosion and fire. The refinery resumed full operations on May 18, 2009. Sales volumes for 2009 include minimal sales of intermediate products made prior to the restart of the refinery. Information is calculated based on the number of days the refinery was fully operational.

(2)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) divided by the total barrels sold during the period.

(3)	“Operating margin” is defined as refining segment net sales less cost of goods sold.

(4)	“Operating margin excluding intercompany marketing” fees is defined as refining segment net sales less cost of goods sold, adjusted to exclude the fees paid to the marketing segment of $11.0 million, $13.8 million and $14.7 million in the years ended December 31, 2009, 2008 and 2007, respectively.

(5)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.

Refining Segment Operational Comparison of the Year Ended December 31, 2009 versus the Year Ended December 31, 2008

In the fiscal years ended December 31, 2009 and 2008 net sales for the refining segment were $882.1 million and $2,091.8 million, respectively, a decrease of $1,209.7 million, or 57.8%. Total sales volume for 2009 averaged 51,823 barrels per day compared to 56,609 barrels per day in 2008. The decrease in total sales volume was primarily due to the November 20, 2008 explosion and fire that led to the suspension of operations at the refinery for the period from November 20, 2008 to May 17, 2009. The average sales price also decreased by $40.42 per barrel, to $73.63 per barrel sold in 2009 compared to $114.05 per barrel sold in 2008. Although the refinery’s operations were suspended subsequent to the November 20, 2008 explosion and fire, nominal amounts of intermediates and finished products were sold during the period from November 21, 2008 through May 18, 2009.

Cost of goods sold for our refining segment in 2009 was $809.6 million compared to $1,921.3 million in 2008, a decrease of $1,111.7 million or 57.9%. This cost decrease resulted from decrease in the average cost per barrel of $37.91, from $104.75 per barrel in 2008 to $66.84 per barrel in 2009. Further contributing to the decrease in cost of goods sold was the decrease in sales volume due to the November 20, 2008 explosion and fire discussed above. Cost of goods sold for 2009 includes a $6.6 million gain on derivative contracts, compared to a gain of $38.8 million in 2008.

Our refining segment has a service agreement with our marketing segment, which among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This service agreement lowered the margin achieved by our refining segment in 2009 by $0.93 per barrel to $6.14 per barrel. Without this fee, the refining segment would have achieved a refining operating margin of $7.07 per barrel in 2009 compared to $10.05 per barrel in 2008. We eliminate this intercompany fee in consolidation.

Operating expenses were $85.9 million in 2009, or $7.28 per barrel sold, compared to $96.9 million in 2008, or $5.28 per barrel sold. The increase in operating expense per barrel sold was due primarily to the continuation of fixed costs, such as salaries, benefits and utilities despite the suspension of operations for the first 137 days of 2009. The overall decrease in operating expenses of $11.0 million, or 11.4%, is attributed to a decrease in natural gas and electricity rates in 2009, partially offset by a $4.0 million increase in transportation and pipeline expenses, which are paid to the marketing segment. We eliminate these fees in consolidation.

During the year ended December 31, 2009, we recorded insurance proceeds of $116.0 million related to the November 20, 2008 explosion and fire at the refinery, of which $64.1 million is included as business interruption proceeds and $51.9 million is included as property damage proceeds. We also recorded expenses of $11.6 million, resulting in a net gain of $40.3 million related to property damage proceeds.

Contribution margin for the refining segment in 2009 was $91.0 million, or 60.3% of our consolidated contribution margin.

Refining Segment Operational Comparison of the Year Ended December 31, 2008 versus the Year Ended December 31, 2007

In the fiscal years ended December 31, 2008 and 2007, net sales for the refining segment were $2,091.8 million and $1,694.3 million, respectively, an increase of $397.5 million, or 23.5%. Sales volume for 2008 averaged 56,609 barrels per day compared to 54,282 barrels per day in 2007. The decrease in total sales volume was primarily due to the November 20, 2008 explosion and fire that led to the suspension of operations at the refinery for the near term. The average sales price was $114.05 per barrel sold in 2008 compared to $85.52 per barrel sold in 2007.

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

Contribution margin for the refining segment in 2008 was $73.6 million, or 45.0% of our consolidated contribution margin.

Marketing Segment

The table below sets forth certain information concerning our marketing segment for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Days operated in period	365	366	365
Products sold (average barrels per day):
Gasoline	6,777	7,980	8,166
Diesel/jet	6,552	8,517	9,651
Other	49	60	106

Total Sales	13,378	16,557	17,923

Direct operating expenses (per barrel of sales)	$0.25	$0.17	$0.15

Marketing Segment Operational Comparison of the Year Ended December 31, 2009 versus the Year Ended December 31, 2008

Net sales for the marketing segment were $374.4 million and $745.5 million in the years ended December 31, 2009 and 2008, respectively, a decrease of $371.1 million or 49.8%. Total sales volume averaged 13,378 barrels per day in 2009 and 16,557 barrels per day in 2008. The average sales price per gallon of gasoline decreased to $1.73 per gallon in 2009, from $2.73 per gallon in 2008. The average sales price per gallon of diesel also decreased to $1.75 per gallon in 2009, from $3.08 per gallon in 2008. The decrease in sales volumes during 2009 can be attributed primarily to a rise in refined product inventory in central Texas. Refined product volumes that are typically shipped by competitors into upper Midwestern markets remained in central Texas during the period, as summer demand in the outside markets declined below historical levels. Net sales included $11.0 million and $13.8 million, respectively, of service fees in 2009 and 2008 and $6.6 million in transportation and storage fees for the year ended December 31, 2009. These fees were paid by our refining segment to our marketing segment and are eliminated in consolidation. The service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing marketing, sales and customer support services. The transportation and storage fees are based on the number of barrels of crude transferred to the refinery from certain pipelines owned and leased by the marketing segment, plus a set monthly storage fee.

Cost of goods sold was $349.5 million in 2009, or $71.58 per barrel sold compared to $721.2 million in 2008, or $119.01 per barrel sold, a decrease of $371.7 million or 51.5%. Average gross margin was $3.75 and $4.02 per barrel in 2009 and 2008, respectively. We recognized a (loss) gain of $(2.1) million and $5.7 million in 2009 and 2008, respectively, associated with the settlement of nomination differences under a long-term purchase contract and finished grade fuel derivatives.

Operating expenses in the marketing segment were $1.2 million and $1.0 million, respectively in 2009 and 2008. These costs primarily relate to salaries, utilities and insurance costs.

Contribution margin for the marketing segment in 2009 was $23.7 million, or 15.7% of our consolidated segment contribution margin.

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

Contribution margin for the marketing segment in 2008 was $23.3 million, or 14.2% of our consolidated segment contribution margin.

Retail Segment

The table below sets forth information concerning our retail segment continuing operations for the last three years:

	Year Ended December 31,
	2009	2008	2007

Number of stores (end of period)	442	467	470
Average number of stores	459	467	443
Retail fuel sales (thousands of gallons)	434,159	435,665	442,393
Average retail gallons per average number of stores (in thousands)	946	933	999
Retail fuel margin ($ per gallon)	$0.136	$0.198	$0.144
Merchandise sales (in millions)	$385.6	$387.4	$392.8
Merchandise margin %	30.9%	31.7%	31.7%
Credit expense (% of gross margin)	8.6%	9.0%	8.6%
Merchandise and cash over/short (% of net sales)	0.2%	0.2%	0.3%
Operating expenses/merchandise sales plus total gallons	16.3%	16.7%	15.0%

Retail Segment Operational Comparison of the Year Ended December 31, 2009 versus the Year Ended December 31, 2008

In the fiscal years ended December 31, 2009 and 2008, net sales for our retail segment were $1,421.5 million and $1,885.7 million, respectively, a decrease of $464.2 million or 24.6%. Retail fuel sales, including wholesale dollars, decreased 30.2% to $983.0 million in 2009. This decrease was due primarily to a decrease in retail fuel prices of $0.95 per gallon, to an average price of $2.24 per gallon in 2009 compared to an average price of $3.19 per gallon in 2008. Retail fuel sales were 434.2 million gallons in 2009 compared to 435.7 million gallons in 2008.

Merchandise sales decreased 0.5% to $385.6 million in 2009. The decrease in merchandise sales was primarily due to decreases in our dairy, beer, fountain and food service categories. This decrease was partially offset by higher cigarette sales, which can be attributed to the April 1, 2009 federal tax increase on cigarettes. Our comparable store merchandise sales increased by 0.4%.

Cost of goods sold for our retail segment decreased 25.9% to $1,240.8 million in 2009 from $1,673.4 million in 2008. This decrease was primarily due to the decrease in the average cost per gallon of 30.5%, to an average cost of $2.10 per gallon in 2009 compared to an average cost of $3.02 per gallon in 2008.

Operating expenses were $138.5 million in 2009, a decrease of $4.4 million, or 3.1%. This decrease was primarily due to the decrease in the number of stores operated and a decrease in credit expenses. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations decreased to 16.3% in 2009 from 16.7% in 2008.

Goodwill impairment was $7.0 million in 2009 and relates to the write-off of goodwill associated with our purchase of the Fast stores. Goodwill impairment was $11.2 million in 2008 and relates to the write-off of goodwill associated with our purchase of the Calfee stores. The impairments taken in both 2009 and 2008 were based on our annual impairment testing performed in the fourth quarter of each year.

Contribution margin for the retail segment in 2009 was $35.2 million, or 23.3% of our consolidated contribution margin.

Retail Segment Operational Comparison of the Year Ended December 31, 2008 versus the Year Ended December 31, 2007

In the fiscal years ended December 31, 2008 and 2007, net sales for our retail segment were $1,885.7 million and $1,672.9 million, respectively, an increase of $212.8 million or 12.7%. Retail fuel sales, including wholesale dollars, increased 17.1% to $1,401.0 million in 2008. Merchandise sales decreased 1.3% to $376.1 million in 2008.

Retail fuel sales were 435.7 million gallons in 2008 compared to 442.4 million gallons in 2007. This decrease was primarily due to a decrease of 5.8% in comparable store gallons for 2008 compared to 2007. The decrease was partially offset by the full year results from the purchased Calfee stores, which increased fuel gallons sold by 18.0 million gallons. Retail fuel sales price increased 18.8%, or $0.51 per gallon, to an average price of $3.22 per gallon in 2008 from an average price of $2.71 per gallon in 2007.

The decrease in merchandise sales was primarily due to a decrease in comparable store merchandise sales of 6.8%, primarily due to decreases in our soft drink and general merchandise categories. This decrease was partially offset by the $17.9 million increase in merchandise sales resulting from the inclusion of a full year of merchandise sales from the Calfee stores.

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

Cost of goods sold for our retail segment increased 12.9% to $1,673.4 million in 2008 from $1,482.2 million in 2007. This increase was primarily due to the inclusion of a full year of results from the Calfee stores acquired which increased cost of goods sold by 5.5%, and an increase in the average cost of fuel of $0.46 per gallon, to $3.02 per gallon in 2008, as compared to $2.56 per gallon in 2007.

Operating expenses were $142.9 million in 2008, an increase of $12.8 million, or 9.8%. This increase was primarily due to $8.7 million operating costs from the inclusion of a full year of results from the Calfee stores, and higher utility, maintenance, credit card and insurance expenses at our existing stores, which were partially offset by a decrease in other expenses. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations increased to 16.7% in 2008 from 15.0% in 2007.

Goodwill impairment was $11.2 million in 2008 and relates to the write-off of goodwill associated with our purchase of the Calfee stores, based on our annual impairment testing performed in the fourth quarter of 2008. There was no goodwill impairment necessary in 2007.

Contribution margin for the retail segment in 2008 was $58.2 million, or 35.6% of our consolidated contribution margin.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operating activities and borrowings under our revolving credit facilities, and due to the refinery incident in the fourth quarter of 2008, business interruption and property damage insurance proceeds covering the period of downtime experienced by the refinery and necessary capital expenditures to repair and replace assets damaged in the incident. We believe that our cash flows from operations, borrowings under our current credit facilities and remaining insurance proceeds will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Cash Flow Data:
Cash flows provided by operating activities	$137.8	$28.6	$179.6
Cash flows used in investing activities	(102.9)	(39.4)	(221.8)
Cash flows provided by (used in) financing activities	18.2	(78.9)	45.6

Net increase (decrease) in cash and cash equivalents	$53.1	$(89.7)	$3.4

Cash Flows from Operating Activities

Net cash provided by operating activities was $137.8 million for 2009 compared to $28.6 million for 2008 and $179.6 million for 2007. The increase in cash flows from operations in 2009 from 2008 was primarily due to increases in accounts payable and other current liabilities, partially offset by increases in accounts receivable and inventory, resulting from the resumption of operations of the refinery in 2009. Further contributing to the increase was an increase in deferred tax liabilities and non-cash losses relating to asset sales and the impairment of our minority investment in 2009.

The decrease in cash flows from operations in 2008 from 2007 was primarily due to decreases in net income and accounts payable which were partially offset by decreases in both accounts receivable and inventory. The significant decreases in payables, receivables and inventory were primarily the result of the refinery shutdown occurring on November 20, 2008.

Cash Flows from Investing Activities

Net cash used in investing activities was $102.9 million for 2009 compared to $39.4 million for 2008 and $221.8 million for 2007. The increase from 2008 to 2009 was primarily due to the increase in capital spending in 2009, primarily relating to the rebuild of the saturates gas plant that was damaged in the November 20, 2008 explosion and fire at the refinery. Further contributing to the increase was cash of $44.4 million provided by net sales proceeds on short-term investments in 2008, for which there was no comparable activity in 2009.

Cash used in investing activities in 2009 includes our capital expenditures of approximately $170.0 million, of which $155.1 million was spent on projects at our refinery, $0.5 million in our marketing segment and $14.3 million in our retail segment. During 2009, we spent $70.6 million on regulatory and maintenance projects and $49.3 on the saturates gas plant rebuild at the refinery. In our retail segment, we spent $7.4 million completing several reimaging and “raze and rebuild” projects.

The decrease from 2007 to 2008 was primarily due to the 2007 acquisitions of both the Calfee stores and the 34.6% equity ownership of Lion Oil. This decrease was partially offset by the increase in net sales of short-term investments in 2008. Cash used in investing activities in 2008 includes our capital expenditures of approximately $102.4 million, of which $82.9 million was spent on projects at our refinery, $0.9 million in our marketing segment and $18.6 million in our retail segment. During 2008, we spent $45.4 million on regulatory and maintenance projects at the refinery. In our retail segment, we spent $6.8 million completing several “raze and rebuild” projects.

Cash Flows from Financing Activities

Net cash provided by financing activities was $18.2 million for 2009, compared to cash used in financing activities of $78.9 million for 2008 and cash provided by financing activities of $45.6 million during 2007. Net cash provided by financing activities in 2009 was primarily due to the $33.8 million net increase in our revolving debt, as well as $65.0 million proceeds from a note payable to Delek Petroleum. These increases were partially offset by $67.7 million in repayments on our other debt obligations.

Net cash used in financing activities in 2008 was primarily due to the $62.0 million repayment on debt and capital lease obligations. We also had net repayments on our revolving credit facilities of $42.2 million. These decreases were partially offset by the addition of $35.0 million of new notes payable in 2008.

Cash Position and Indebtedness

As of December 31, 2009, our total cash and cash equivalents were approximately $68.4 million and we had total indebtedness of approximately $317.1 million. Borrowing availability under our four revolving credit facilities was approximately $132.5 million and we had a total face value of letters of credit issued of $123.9 million.

A summary of our total third party indebtedness as of December 31, 2009 is shown below:

December 31,
2009
(In millions)

Senior secured credit facility — term loan	$81.4
Senior secured credit facility — revolver	32.4
Fifth Third revolver	42.5
Promissory notes	160.0
Capital lease obligations	0.8

317.1
Less: Current portion of long-term debt, notes payable and capital lease obligations	82.7

Total long-term debt	$234.4

Senior Secured Credit Facility

The senior secured credit facility consists of a $120.0 million revolving credit facility and $165.0 million term loan facility, which, as of December 31, 2009, had $32.4 million outstanding under the revolver and $81.4 million outstanding under the term loan. As of December 31, 2009, Fifth Third Bank, N.A. (Fifth Third) was the administrative agent and a lender under the facility. On September 1, 2009, Fifth Third assumed the role of successor administrative agent under the facility from the resigning administrative agent Lehman Commercial Paper Inc. (LCPI). During September 2008, upon the bankruptcy filing of its parent company, LCPI informed Express that it would not be funding its pro rata lender participation of future borrowings under the revolving credit facility. Since the communication of its intention through the date of its resignation as administrative agent, LCPI did not participate in any borrowings by Express under the revolving credit facility. LCPI’s commitment amount under the revolving credit facility is $12.0 million, leaving Express with an effective revolving credit facility of $108.0 million. LCPI remains, despite the September 1, 2009 amendment hereinafter discussed, a lender to Express under the term loan facility. The unavailability of LCPI’s pro rata lender participation in the revolving credit facility has not had and is not expected to have a material impact on Express’ liquidity or its operations.

Borrowings under the senior secured credit facility are secured by substantially all the assets of Express and its subsidiaries. Letters of credit issued under the facility totaled $17.9 million as of December 31, 2009. The senior secured credit facility term loan requires quarterly principal payments of $0.4 million through March 31, 2011 and a balloon payment of the remaining principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $19.7 million in March 2009 and expect to prepay approximately $15 million in March 2010. Due to our intention to satisfy this payment with availability on the revolving credit facility, this amount is reflected in the non-current portion of long-term debt in the foregoing summary table. In June 2008, Express sold real property operated by a third party for $3.9 million. In September 2008, Express sold its leasehold interest in a location it operated for $4.5 million. The proceeds of the June sale, net of expenses, were used to pay down the term loan, while the net proceeds of the September sale were retained, pursuant to the terms of the facility, for asset reinvestment purposes. During the period from December 2008 through the December 31, 2009, consistent with the terms of the December 3, 2008 amendment discussed below, Express disposed of 55 non-core real property assets, of which 27 were located in Virginia. The application of the proceeds from these asset sales, net of any amounts set aside pursuant to the terms of the facility for reinvestment purposes, resulted in the reduction of the term loan in the amount of $18.8 million and $13.7 million during the years ended December 31, 2009 and 2008, respectively.

As of the date of this filing, and as a direct result of the December 10, 2009 amendment and restatement of the credit agreement discussed below and the transactions contemplated thereby, the termination date of $108.0 million of revolving credit commitments under the senior secured revolver was extended by one year from April 28, 2010 to April 28, 2011. The $12.0 million commitment of LCPI is the only commitment that has not been extended. As a result, this commitment will expire on the original termination date of the senior secured revolver, April 28, 2010, and the amount of revolving commitments will reduce to $108.0 million until the new expiration date of April 28, 2011. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” rate. At December 31, 2009, the weighted average borrowing rate was approximately 6.5% for the senior secured credit facility term loan and 6.0% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment under the senior secured revolver. Amounts available under the senior secured revolver as of December 31, 2009 were approximately $57.7 million excluding the commitment of LCPI as a lender under this facility.

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

On September 1, 2009, the borrowers and lenders under the credit facility executed a resignation and appointment agreement that consummated the resignation of LCPI as administrative agent and swing line lender under the facility and the appointment of Fifth Third as the successor administrative agent and successor swing line lender under the facility. The agreement also clarifies that as long as LCPI remains a non-performing lender under the credit facility, it has no voting rights and is not entitled to any fees under the facility. Additionally, under the terms of the September 1, 2009 amendment, Express, along with other relevant parties, released LCPI from any and all liabilities they may have arising out of or in connection with the credit facility, including LCPI’s non-performance as a lender under the facility. As stated above, LCPI’s commitment, and therefore its status as a non-performing lender, expires on April 28, 2010.

On December 10, 2009, the credit facility was amended and restated in its entirety. The primary effects of the amendment and restatement were, among other things, (i) the one year extension of the $108.0 million of revolving credit commitments, (ii) the addition of a new accordion feature to the revolving credit facility accommodating an increase in maximum revolver commitments of up to $180.0 million, subject to the identification by the borrower of such additional lender commitments, (iii) the favorable adjustment for the remaining term of the credit facility in the required financial covenant levels for Leverage Ratio, Adjusted Leverage Ratio, and Adjusted Interest Coverage Ratio, as these are defined under the facility, and (iv) the increase in interest rate spreads across all tiers in the existing pricing grid by 75 basis points and the addition of a new top tier for leverage ratios greater than 4.00x.

Under the terms of the credit facility, Express and its subsidiaries are subject to certain covenants customary for credit facilities of this type that limit their ability to, subject to certain exceptions as defined in the credit agreement, remit cash to, distribute assets to, or make investments in entities other than Express and its subsidiaries. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares, in respect of Express’ and its subsidiaries’ equity. Additionally, Express and its subsidiaries are limited in their ability to make investments, including extensions of loans or advances to, or acquisition of equity interests in, or guarantees of obligations of, any other entities.

We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We believe we were in compliance with all covenant requirements as of December 31, 2009.

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

Effective December 15, 2008 and in light of the temporary suspension of our refining operations, the SunTrust ABL revolver was amended to eliminate any need to maintain minimum levels of borrowing base availability during all times that there were zero utilizations of credit (i.e., no loans outstanding or letters of credit issued) under the facility. During times that there were outstanding utilizations of credit under the facility, in the event that our availability (net of a $15.0 million availability block requirement) under the borrowing base was less than $30.0 million or less than $15.0 million on any given measurement date, we would have became subject to certain reporting obligations and certain covenants, respectively. Then, effective February 18, 2009, we further amended the SunTrust ABL revolver to suspend the credit facility while the refinery was non-operational. The amendment also provided for a series of conditions precedent to the renewed access to the full terms of the credit facility while allowing for limited letter of credit access during the restart phase of refinery operations. The amendment also added a covenant that required the restart of the refining operations by September 30, 2009 at a prescribed throughput level to last for a prescribed duration. This amendment also permitted the sale of refinery’s pipeline and tankage assets located outside of the refinery gates to a subsidiary of Marketing & Supply for net proceeds of no less than $27.5 million which proceeds were required to be used in the refinery. The sale of the assets was subsequently completed on March 31, 2009 for a total consideration of $29.7 million. The amendment also increased credit spreads by 125 basis points across all tiers of the pricing grid and increased the commitment fees by up to 25 basis points. During the quarter ending September 30, 2009, we had satisfied all conditions precedent to the renewed access to the full terms of the credit facility and full access had been restored. We believe we were in compliance with all covenant requirements under this facility as of December 31, 2009.

The SunTrust ABL revolver primarily supports our issuance of letters of credit used in connection with the purchases of crude oil for use in our refinery. Such letter of credit usage and any borrowings under the facility may at no time exceed the aggregate borrowing capacity available under the SunTrust ABL revolver. As of December 31, 2009, we had no outstanding loans under the credit agreement but had letters of credit issued under the facility totaling approximately $92.0 million. Borrowing capacity, as calculated and reported under the terms of the SunTrust ABL revolver, net of a $15.0 million availability block requirement, as of December 31, 2009 was $40.3 million.

The SunTrust ABL revolver contains certain customary non-financial covenants, including a negative covenant that prohibits us from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against the property, plant and equipment of the refinery, subject to customary exceptions for certain permitted liens. Additionally, under the terms of the SunTrust revolver, Refining and its subsidiaries are subject to certain covenants customary for credit facilities of this type that limit their ability to, subject to certain exceptions as defined in the credit agreement, remit cash to, distribute assets to, or make investments in entities other than Refining and its subsidiaries. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares, in respect of Refining’s and its subsidiaries’ equity. Additionally, Refining and its subsidiaries are limited in their ability to make investments, including extensions of loans or advances to, or acquisition of equity interests in, or guarantees of obligations of, any other entities.

On February 23, 2010, we entered into a new, four-year $300.0 million ABL revolving credit facility with a consortium of lenders, including Wells Fargo Capital Finance, LLC as administrative agent, and simultaneously repaid and terminated our SunTrust ABL revolver. Please refer to Note 21, Subsequent Events, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

The revolver bears interest based on predetermined pricing grids that allow us to choose between “Base Rate” or “Eurodollar” rate loans. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply LP. As of December 31, 2009, we had $42.5 million outstanding borrowings under the facility at a weighted average borrowing rate of 4.4%. We also had letters of credit issued under the facility of $10.0 million as of December 31, 2009. Amounts available under the Fifth Third revolver as of December 31, 2009 were approximately $22.5 million.

Under the terms of the credit agreement, Marketing and its subsidiaries are subject to certain covenants customary for credit facilities of this type that limit their ability to, subject to certain exceptions as defined in the credit agreement, remit cash to, distribute assets to, or make investments in entities other than Marketing and its subsidiaries. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares, in respect of Marketing’s and its subsidiaries’ equity. Additionally, Marketing and its subsidiaries are limited in their ability to make investments, including extensions of loans or advances to, or acquisition of equity interests in, or guarantees of obligations of, any other entities.

We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of December 31, 2009.

Lehman Credit Agreement

On March 30, 2007, Delek entered into a credit agreement with Lehman Commercial Paper Inc. (LCPI) as administrative agent. Through March 30, 2009, LCPI remained the administrative agent under this facility. The credit agreement provided for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the costs for the Calfee acquisition in April 2007. In December 2008, a related party to the borrower, Delek Finance, Inc., purchased a participating stake in the loan outstanding as permitted under the terms of the agreement. At a consolidated level, this resulted in a gain of $1.6 million on the extinguishment of debt. The loans matured on March 30, 2009 and the facility was repaid in full on the maturity date.

Promissory Notes

On July 27, 2006, Delek executed a three year promissory note in favor of Bank Leumi USA (Bank Leumi) in the amount of $30.0 million (2006 Leumi Note). The proceeds of this note were used to fund an acquisition and working capital needs. On June 23, 2009, this note was amended to extend the maturity date to January 3, 2011 and require quarterly principal amortization in amounts of $2.0 million beginning on April 1, 2010, with a balloon payment of the remaining principal amount due at maturity. As amended, the note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 4.5%. The amendment also implemented certain financial and non-financial covenants and requires a perfected collateral pledge of Delek’s shares in Lion Oil by January 4, 2010. The shares pledged secure Delek debt obligations outstanding on January 4, 2010 under all current promissory notes from Bank Leumi as well as current promissory notes from the Israel Discount Bank of New York (IDB) on a pari passu basis in accordance with the terms of an intercreditor agreement and the stock pledge agreements executed on June 23, 2009 between Bank Leumi, IDB, and Delek. The pledge of the shares under this note was completed by January 4, 2010. As of December 31, 2009, the weighted average borrowing rate for amounts borrowed under this note was 4.5%. We are required to comply with certain financial and non-financial covenants under the 2006 Leumi Note, as amended. We believe we were in compliance with all covenant requirements as of December 31, 2009.

On May 12, 2008, Delek executed a second promissory note in favor of Bank Leumi for $20.0 million, maturing on May 11, 2011 (2008 Leumi Note). The proceeds of this note were used to reduce short term debt and for working capital needs. This note was amended in December 2008 to change the financial covenant calculation methodology and applicability. The note was further amended on June 23, 2009 to require quarterly principal amortization in the amount of $1.0 million beginning on July 1, 2010, with a balloon payment of the remaining principal amount due at maturity. The amendment also modified certain financial and non-financial covenants and required the perfected collateral pledge of Delek’s shares in Lion Oil by January 4, 2010, as discussed above. The pledge of the shares under this note was completed by January 4, 2010. As amended, the note bears interest at the greater of a fixed spread over LIBOR for periods of 30 or 90 days, as elected by the borrower, or an interest rate floor of 4.5%. As of December 31, 2009, the weighted average borrowing rate for amounts borrowed under this note was 4.5%. We are required to comply with certain financial and non-financial covenants under the note, as amended. We believe we were in compliance with all covenant requirements as of December 31, 2009.

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of IDB (2006 IDB Note). The proceeds of this note were used to repay the then existing promissory notes in favor of IDB and Bank Leumi. On December 30, 2008, the 2006 IDB Note was amended and restated. As amended and restated, the 2006 IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $1.25 million beginning on March 31, 2010, with a balloon payment of remaining principal amount due at maturity. The amendment also introduced certain financial and non-financial covenants. The 2006 IDB Note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. Additionally, on June 23, 2009, Delek agreed to pledge its shares in Lion Oil by January 4, 2010, to secure its obligations under the 2006 IDB Note, in pari passu with certain other notes, as discussed above. The pledge of the shares under this note was completed by January 4, 2010. As of December 31, 2009, the weighted average borrowing rate for amounts borrowed under the 2006 IDB Note was 5.0%. We believe we were in compliance with all covenant requirements as of December 31, 2009.

On December 30, 2008, Delek executed a second promissory note in favor of IDB for $15.0 million (2008 IDB Note). The proceeds of this note were used to repay the then existing note in favor of Delek Petroleum. On December 24, 2009, the 2008 IDB Note was amended and restated. As amended and restated, the 2008 IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $0.75 million beginning on March 31, 2010, with a balloon payment of remaining principal amount due at maturity. The note bears interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. Additionally, on June 23, 2009, Delek agreed to pledge its shares in Lion Oil by January 4, 2010 to secure its obligations under the 2008 IDB Note, in pari passu with certain other notes, as discussed above. The pledge of the shares under this note was completed by January 4, 2010. As of December 31, 2009, the weighted average borrowing rate for amounts borrowed under the note was 5.0%. We are required to comply with certain financial and non-financial covenants under the note. We believe we were in compliance with all covenant requirements as of December 31, 2009.

On September 29, 2009, Delek executed a promissory note in favor of Delek Petroleum, Ltd., an Israeli corporation controlled by our beneficial majority stockholder, Delek Group, in the amount of $65.0 million for general corporate purposes. The note matures on October 1, 2010 and bears interest at 8.5% (net of any applicable withholding taxes) payable on a quarterly basis. Additionally, the lender has the option, any time after December 31, 2009, to elect a one-time adjustment to the functional currency of the principal amount. The note also provides the lender the option to make a one-time adjustment to the interest rate during the term of the note, provided, however, that the effect of such adjustment cannot exceed the then prevailing market interest rate. The note is unsecured and contains no covenants. The loan is prepayable at the borrower’s election in whole or in part at any time without penalty or premium.

Reliant Bank Revolver

On March 28, 2008, we entered into a revolving credit agreement with Reliant Bank, a Tennessee bank, headquartered in Brentwood, Tennessee. The credit agreement provides for unsecured loans of up to $12.0 million. As of December 31, 2009 we had no amounts outstanding under this facility. The facility matures on March 28, 2011 and bears interest at a fixed spread over the 30 day LIBOR rate. This agreement was amended in September 2008 to conform certain portions of the financial covenant definition to those contained in some of our other credit agreements. We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of December 31, 2009.

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for 2009 were $170.0 million, of which $155.1 million was spent in our refining segment, $0.5 million was spent in our marketing segment and $14.3 million was spent in our retail segment. Our capital expenditure budget is approximately $58.7 million for 2010. The following table summarizes our actual capital expenditures for 2009 and planned capital expenditures for 2010 by operating segment and major category (in millions):

	Year Ended December 31,
	2010 Budget	2009 Actual

Refining:
Sustaining maintenance, including turnaround activities	$4.7	$52.5
Regulatory	32.8	18.4
Saturates Gas Plant rebuild	—	49.3
Discretionary projects	3.2	34.9

Refining segment total	40.7	155.1

Marketing:
Discretionary projects	—	0.5

Marketing segment total	—	0.5

Retail:
Sustaining maintenance	6.3	3.8
Growth/profit improvement	5.7	3.1
Store enhancements	6.0	5.1
Re-image/builds	—	2.3

Retail segment total	18.0	14.3

Other	—	0.1

Total capital spending	$58.7	$170.0

In 2010, we plan to spend approximately $18.0 million in the retail segment, $6.0 million of which is expected to consist of the re-imaging of 16 of our existing stores. We spent $7.4 million on similar projects in 2009. We expect to spend approximately $32.8 million on regulatory projects in the refining segment in 2010, $19.3 million of which relates to the Mobile Source Air Toxics (“MSAT”) II compliance project and another $8.2 million of which relates to the maintenance shop and warehouse relocation project, both of which are discussed further below. We spent $18.4 million on such projects in 2009. In addition, we plan to spend approximately $4.7 million on maintenance projects and approximately $3.2 million for other discretionary projects in 2010.

Refining Capital Improvements

The fourth quarter 2008 explosion and fire at the Tyler refinery resulted in a suspension in production from November 20, 2008 through May 18, 2009. During this period of refinery shutdown, we moved forward with major unit turnarounds and the portions of the Crude Optimization capital projects which were previously slated to be completed in late 2009. Portions of the Crude Optimization projects were completed in the first half of 2009. We expect the remaining portions of these projects to be completed by 2013. Below is a discussion of the Crude Optimization projects, as well as several of our other major refinery projects.

Crude Optimization Projects

Deep Cut Project.  The Deep Cut project includes modifications to the Crude, Vacuum and Amine Regeneration Units (ARU) and the installation of a new Vacuum Heater, Coker Heater, a second ARU and a NaSH Unit. A significant portion of this project was completed in the first half of 2009. The installation of the second ARU and the NaSH Unit is expected to be completed in 2013. The completed portions of this project have given us the ability to run a “deeper cut” in the Vacuum Unit and allow the running of a heavier crude slate, although this capability will not be fully realized until we complete the remainder of the FCC Reactor revamp, discussed below. The installation of the second ARU and NaSH unit will further increase our sulfur capacity. Further, the new Coker Heater should allow much longer runs between decoking, which will reduce maintenance cost and increase the on-stream efficiency of the Coker.

Coker Valve Project.  The Coker Valve project involved installing Delta Valves on the bottom heads of both coke drums, modifying feed piping to coke drums and installing a new coke crusher and conveyor system. The installation of the Delta Valves has significantly improved the safety of the operation to remove coke from the coke drums and they will enable the coker to run shorter cycles, thereby increasing effective capacity. The entire project will allow for the safe handling of shot coke that may be produced during deep cut operations on a heavy crude slate. This project was completed in the first half of 2009.

FCC Reactor Revamp.  We plan to modify the fractionation section of the FCC and install a new reactor and catalyst stripper, and make modifications to the riser. In the first half of 2009, we completed the fractionation section modifications, which will accommodate higher conversions expected from the FCC Reactor, once the catalyst section installations are complete. The remainder of this project is expected to be completed by 2013.

MSAT II Compliance Project

The purpose of the MSAT II project is to comply with the MSAT II regulations, which limit the annual average benzene content in gasoline beginning in January 2011. The project will consist of new fractionation equipment, Isomerization Unit modifications and a new catalyst for saturating benzene. The fractionation section is expected to be completed by 2011 and the Isomerization Unit modifications are planned for completion by 2013.

Maintenance Shop and Warehouse Relocation Project

This project involves the construction of a single, new building outside of potential overpressure zones for personnel working in the existing maintenance shops and warehouse. The purpose of the project is to provide a safer working environment for maintenance and warehouse workers at the Tyler refinery by minimizing the risk of injury due to vapor cloud explosions, fires and releases of hazardous substances. The purchasing department employees will also be relocated to this building due to synergies with the warehouse operation. This project began in 2009 and is expected to be completed in 2010.

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

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below as of December 31, 2009, is set forth in the following table (in millions):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total

Long term debt, notes payable and capital lease obligations	$82.7	$233.8	$0.2	$0.4	$317.1
Interest(1)	18.3	8.3	0.1	0.6	27.3
Operating lease commitments(2)	14.0	20.0	10.4	13.9	58.3
Capital project commitments(3)	—	2.2	—	—	2.2

Total	$115.0	$264.3	$10.7	$14.9	$404.9

(1)	Includes expected interest payments on debt outstanding under credit facilities in place at December 31, 2009. Variable interest is calculated using December 31, 2009 rates.

(2)	Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2009.

(3)	Amounts constitute a minimum obligation that would be required as a penalty payment if a certain capital project is not completed. We have no expectation that this capital project will not be completed.

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

Vendor Discounts and Deferred Revenue

In our retail segment, we receive cash discounts or cash payments from certain vendors related to product promotions based upon factors such as quantities purchased, quantities sold, merchandise exclusivity, store space and various other factors. In accordance with the provisions of the ASC 605-50, Revenue Recognition — Customer Payments and Incentives, we recognize these amounts as a reduction of inventory until the products are sold, at which time the amounts are reflected as a reduction in cost of goods sold. Certain of these amounts are received from vendors related to agreements covering several periods. These amounts are initially recorded as deferred revenue, are reclassified as a reduction in inventory upon receipt of the products and are subsequently recognized as a reduction of cost of goods sold as the products are sold.

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

New Accounting Pronouncements

In May 2009, the FASB issued guidance regarding subsequent events, which is effective for interim or annual periods ending after June 15, 2009 and should be applied prospectively. This guidance is largely similar to the current guidance in the auditing literature with some exceptions which are not intended to result in significant changes in practice. We adopted this guidance in May 2009. The adoption did not have an impact on our financial position or results of operations.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments and provided some new disclosure requirements for debt securities. This pronouncement is effective for interim and annual periods ending after June 15, 2009, and is applied to existing and new investments held by an entity as of the beginning of the period in which it was adopted. We adopted this guidance in April 2009. The adoption did not have an impact on our financial position or results of operations.

In April 2009, the FASB issued guidance on estimating fair value when the volume and activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This pronouncement also provides additional guidance on circumstances that may indicate a transaction is not orderly. We adopted this guidance in April 2009. The adoption did not have an impact on our financial positions or results of operations.

In April 2009, the FASB issued guidance that extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies. This pronouncement is effective for interim and annual periods ending after June 15, 2009. We adopted this pronouncement in April 2009. The additional disclosures required did not have an impact on our financial position or results of operations.

In March 2008, the FASB issued guidance regarding the disclosure about derivative instruments and hedging activities, which applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items. The standard requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. We have adopted this guidance effective January 1, 2009. See Note 11 for discussion of our derivative activities.

In December 2007, the FASB issued guidance requiring the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction, establishing the acquisition-date as the fair value measurement point, and modifying the disclosure requirements. This guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. We adopted this guidance effective January 1, 2009 and wrote-off $0.7 million in previously capitalized transaction costs as a result of the adoption. We will also assess the impact of this guidance in the event we enter into a business combination in the future.

Also in December 2007, the FASB issued guidance that changes the classification of non-controlling interests, sometimes called minority interest, in the consolidated financial statements. Additionally, this guidance establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. This guidance is effective January 1, 2009, and will be applied prospectively with the exception of the presentation and disclosure requirements which must be applied retrospectively. We have no minority interest reporting in our consolidated reporting, therefore adoption of this guidance does not have an impact on our financial position or results of operations.

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

Price Risk Management Activities.  At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. During 2007, in connection with our marketing segment’s supply contracts, we entered into certain futures contracts. In accordance with ASC 815, Derivatives and Hedging (“ASC 815”), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. At December 31, 2009 and December 31, 2008, we had open derivative contracts representing 113,000 barrels and 148,000 barrels, respectively, of refined petroleum products with an unrealized net gain of $0.1 million and $0.8 million, respectively.

In December 2007, in connection with our offering of renewable fuels in our retail segment markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade and a series of OTC swaps based on the futures price of unleaded gasoline as quoted on the New York Mercantile Exchange. In accordance with ASC 815, all of these swaps are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. As of December 31, 2009 and December 31, 2008, we had open derivative contracts representing 95,976 barrels and 1,214,548 barrels of ethanol, respectively, with unrealized net losses of $0.5 million and $6.8 million, respectively. As of December 31, 2009 and December 31, 2008, we also had open derivative contracts representing 96,000 barrels and 1,200,000 barrels, respectively, of unleaded gasoline with unrealized net gains of $0.8 million and $11.1 million, respectively.

In March 2008, we entered into a series of OTC swaps based on the future price of WTI as quoted on the NYMEX which fixed the purchase price of WTI for a predetermined number of barrels at future dates from July 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of Ultra Low Sulfur Diesel (“ULSD”) as quoted on the Gulf Coast ULSD PLATTS which fixed the sales price of ULSD for a predetermined number of gallons at future dates from July 2008 through December 2009.

In accordance with ASC 815, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the Tyler refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the year ended December 31, 2009 and 2008, we recognized gains of $9.6 million and $13.8 million, respectively, which are included as an adjustment to cost of goods sold in the condensed consolidated statement of operations as a result of the discontinuation of these cash flow hedges. For the year ended December 31, 2008, we recorded unrealized gains as a component of other comprehensive income of $0.9 million ($0.6 million, net of deferred taxes) related to the change in the fair value of these swaps. As of December 31, 2008, we had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $0.6 million associated with these hedges. The fair value of these contracts in accumulated other comprehensive income was recognized in income as the positions were closed and the hedged transactions were recognized in income. There were no unrealized gains or losses remaining in accumulated other comprehensive income as of December 31, 2009.

We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2009, we held approximately 1.1 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $63.20 per barrel. At December 31, 2008, market values had fallen below most of our LIFO inventory layer values and, as a result, we recognized a pre-tax loss of approximately $10.9 million relating to the reflection of market value at a level below cost. At December 31, 2009, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $20.8 million. The excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories at December 31, 2008 was nominal. We refer to this excess as our LIFO reserve.

Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $251.3 million as of December 31, 2009. We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments decreased by a nominal amount for the year ended December 31, 2009 and $1.0 million and $2.4 million, respectively, for the years ending December 31, 2008 and 2007. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We believe that interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of December 31, 2009 would be to change interest expense by $2.5 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of December 31, 2009, we had interest rate cap agreements in place representing $60.0 million in notional value with expiration dates in July 2010. These interest rate caps range from 3.75% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.65% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was nominal as of both December 31, 2009 and 2008.

The types of instruments used in our hedging and trading activities described above include swaps and futures. Our positions in derivative commodity instruments are monitored and managed on a daily basis to ensure compliance with our risk management strategies which have been approved by our board of directors.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment, management determined that, at December 31, 2009, we maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report, which is included in the section beginning on page F-1.

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board Governance Guidelines, our charters for our Audit and Compensation Committees and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekUS.com. A copy will be mailed upon request made to Investor Relations, Delek US Holdings, Inc. or ir@delekus.com. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on our website, at www.DelekUS.com, under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.

The information required by Item 401 of Regulation S-K regarding directors will be included under “Election of Directors” in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 4, 2010 (the “Definitive Proxy Statement”), and is incorporated herein by reference. Information regarding executive officers will be included under “Management” in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under “Corporate Governance” in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this Item will be included under “Executive Compensation” and “Corporate Governance” in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Owners and Management and Related Stockholder Matters

The information required by this Item will be included under “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be included under “Certain Relationships and Related Transactions” in the Definitive Proxy Statement and is incorporated herein by reference.

The information required by Item 407(a) of Regulation S-K will be included under “Election of Directors” and “Corporate Governance” in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Set forth below are the fees paid for the services of Ernst & Young LLP during fiscal years 2009 and 2008:

	December 31,
	2009	2008

Audit fees(1)	$1,568,558	$1,931,279
Audit-related fees(2)	303,426	105,975
Tax fees(3)	—	18,835
All other fees	—	—

Total	$1,871,984	$2,056,089

(1)	Audit fees consisted of services rendered to us or certain of our subsidiaries. Such audit services include audits of financial statements, reviews of our quarterly financial statements, audit services provided in connection with our regulatory filings, and preliminary review of our documentation and test plans in connection with our evaluation of internal controls. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2009 and December 31, 2008 regardless of when the fees and expenses were paid.

(2)	Fees for audit-related matters billed in 2009 and 2008 consisted of agreed upon procedures for us and our subsidiaries, procedures related to regulatory filings of our parent, and consultations on various accounting and reporting areas.

(3)	Fees for tax services billed in 2009 and 2008 consisted primarily of preparation of federal and state income tax returns for us and certain of our subsidiaries and consultation on various tax matters related to us and our subsidiaries.

The Audit Committee has considered and determined that the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.

Pre-Approval Policies and Procedures.  In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During 2009, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Certain Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements and Schedule

2. Exhibits — See below

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1*	Employment Agreement dated as of May 1, 2009 by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 6, 2009)
10	.2*	Amended and Restated Consulting Agreement, dated as of April 11, 2006, by and between Greenfeld-Energy Consulting, Ltd. and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.3*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.4		Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.5		Amended and Restated Credit Agreement, dated as of April 28, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several lenders from time to time party to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (superseded by Exhibit 10.5(k))
10	.5(a)	First Amendment to Amended and Restated Credit Agreement, dated as of August 18, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (superseded by Exhibit 10.5(k))
10	.5(b)	Second Amendment to Amended and Restated Credit Agreement, dated as of October 11, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (superseded by Exhibit 10.5(k))
10	.5(c)	Third Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (superseded by Exhibit 10.5(k))
10	.5(d)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 18, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (superseded by Exhibit 10.5(k))
10	.5(e)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (superseded by Exhibit 10.5(k))

Exhibit No.		Description

10	.5(f)	Sixth Amendment to Amended and Restated Credit Agreement entered into effective July 13, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (superseded by Exhibit 10.5(k))
10	.5(g)	Seventh Amendment to Amended and Restated Credit Agreement entered into effective March 30, 2007, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (superseded by Exhibit 10.5(k))
10	.5(h)	Eighth Amendment to Amended and Restated Credit Agreement entered into effective December 3, 2008, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (superseded by Exhibit 10.5(k))
10	.5(i)	Ninth Amendment to the Amended and Restated Credit Agreement entered into effective January 28, 2009, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (superseded by Exhibit 10.5(k))
10	.5(j)+++	Resignation, Waiver, Consent and Appointment Agreement dated September 1, 2009 by and between Fifth Third Bank, N.A., Lehman Commercial Paper, Inc. and MAPCO Express, Inc.
10	.5(k)+++	Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto.
10	.6+++	Second Amended and Restated Credit Agreement, dated as of October 13, 2006, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc. (superseded by Exhibit 10.6(f))
10	.6(a)	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 15, 2008, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc. (superseded by Exhibit 10.6(f))
10	.6(b)	Letter Agreement (Second Amendment) to Second Amended and Restated Credit Agreement, dated as of January 30, 2009, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent (incorporated by reference to Exhibit 10.6(d) to the Company’s Form 10-K filed on March 9, 2009) (superseded by Exhibit 10.6(f)))
10	.6(c)	Third Amendment to Second Amended and Restated Credit Agreement, dated as of February 13, 2009, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent (incorporated by reference to Exhibit 10.6(e) to the Company’s Form 10-K filed on March 9, 2009) (superseded by Exhibit 10.6(f))
10	.6(d)+++	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of February 18, 2009, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent (superseded by Exhibit 10.6(f))
10	.6(e)	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of June 30, 2009, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent (superseded by Exhibit 10.6(f))
10	.6(f)	Credit Agreement dated February 23, 2010 by and between Delek Refining, Ltd. As borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on February 25, 2010)
10	.7+	Pipeline Capacity Lease Agreement, dated April 12, 1999, between La Gloria Oil and Gas Company and Scurlock Permian, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10	.7(a)+	One-Year Renewal of Pipeline Capacity Lease Agreement, dated December 21, 2004, between Plains Marketing, L.P., as successor to Scurlock Permian LLC, and La Gloria Oil and Gas Company (incorporated by reference to Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(b)+	Assignment of the Pipeline Capacity Lease Agreement, as amended and renewed on December 21, 2004, by La Gloria Oil and Gas Company to Delek Refining, Ltd. (incorporated by reference to Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(c)+	Amendment to One-Year Renewal of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(d)+	Extension of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(d) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(e)+	Modification and Extension of Pipeline Capacity Lease Agreement, effective May 1, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(e) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.7(f)++	Modification and Extension of Pipeline Capacity Lease Agreement dated March 31, 2009 between Delek Crude Logistics, LLC and Plains Marketing L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 11, 2009)
10	.8+	Branded Jobber Contract, dated December 15, 2005, between BP Products North America, Inc. and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.9*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.9(a)*	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.9(b)*	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.9(c)*	Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.10		Description of Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 15, 2007)
10.11		Management and Consulting Agreement, dated as of January 1, 2006, by and between Delek Group Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10.12		Amended and Restated Term Loan Note, dated December 30, 2008, in the principal amount of $30,000,000 of Delek Finance, Inc., in favor of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.12(a) to the Company’s Form 10-K filed on March 9, 2009)
10.13		Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.16(c) to the Company’s Form 10-K filed on March 3, 2008)
10	.13(a)	First Amendment dated October 17, 2008 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.13(d) to the Company’s Form 10-K filed on March 9, 2009)

Exhibit No.		Description

10	.13(b)	Second Amendment dated March 31, 2009 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 11, 2009)
10.14		Promissory Note dated July 27, 2006, by and between Delek US Holdings, Inc., and Bank Leumi USA as lender (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 14, 2006)
10	.14(a)	Letter agreement dated June 23, 2009 between Delek US Holdings, Inc. and Bank Leumi USA (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 7, 2009)
10.15		Term Promissory Note dated September 29, 2009 in the principal amount of $65,000,000 between Delek US Holdings, Inc. and Delek Petroleum, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 6, 2009)
10.16		Credit Agreement dated March 30, 2007, by and between Delek US Holdings, Inc. and Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2007)
10	.16(a)	First Amendment dated August 20, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 9, 2007)
10	.16(b)	Second Amendment dated October 17, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc. as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.19(b) to the Company’s Form 10-K filed on March 3, 2008)
10	.16(c)	Third Amendment dated December 4, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc. as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.19(c) to the Company’s Form 10-K filed on March 3, 2008)
10	.16(d)	Fourth Amendment dated June 26, 2008 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 11, 2008)
10	.16(e)	Fifth Amendment dated December 29, 2008 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.16(e) to the Company’s Form 10-K filed on March 9, 2009)
10	.17*	Employment Agreement dated May 1, 2009 by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2009).
10	.18*	Employment Agreement dated May 1, 2009 by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2009)
10	.19*	Employment Agreement dated June 10, 2009 by and between MAPCO Express, Inc. and Igal Zamir (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 7, 2009)

Exhibit No.		Description

10	.20*	Employment Agreement dated August 25, 2009 by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009)
10	.21*	Letter agreement between Edward Morgan and Delek US Holdings, Inc. dated April 17, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 11, 2009)
10.22		Registration Rights Agreement dated August 22, 2007 by and between Delek US Holdings, Inc. and TransMontaigne, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 9, 2007)
10	.22(a)	Assignment and Assumption Agreement dated October 9, 2007 by and between TransMontaigne, Inc., as assignor, Morgan Stanley Capital Group, Inc., as assignee, and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.24(a) to the Company’s Form 10-K filed on March 3, 2008)
10	.23++	Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 3, 2008)
10	.24*	Letter agreement dated February 24, 2010 by and between Delek US Holdings, Inc. and Lynwood E. Gregory, III (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on February 25, 2010)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

++	Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

+++	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

Delek US Holdings, Inc.

Consolidated Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Three Years Ended December 31, 2009

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Delek US Holdings, Inc.

We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Delek US Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Delek US Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 of Delek US Holdings, Inc. and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
March 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Delek US Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek US Holdings, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
March 12, 2010

Delek US Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(In millions, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$68.4	$15.3
Accounts receivable	76.7	45.4
Inventory	116.4	81.2
Assets held for sale	—	13.3
Other current assets	50.1	38.8

Total current assets	311.6	194.0

Property, plant and equipment:
Property, plant and equipment	865.5	716.6
Less: accumulated depreciation	(173.5)	(130.0)

Property, plant and equipment, net	692.0	586.6

Goodwill	71.9	78.9
Other intangibles, net	9.0	10.3
Minority investment	131.6	131.6
Other non-current assets	6.9	15.8

Total assets	$1,223.0	$1,017.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$192.5	$68.0
Current portion of long-term debt and capital lease obligations	17.7	68.9
Notes payable	—	15.0
Note payable to related party	65.0	—
Accrued expenses and other current liabilities	47.0	34.3

Total current liabilities	322.2	186.2

Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	234.4	202.1
Environmental liabilities, net of current portion	5.3	5.2
Asset retirement obligations	7.0	6.6
Deferred tax liabilities	110.5	71.1
Other non-current liabilities	12.6	12.2

Total non-current liabilities	369.8	297.2

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 53,700,570 and 53,682,070 shares issued and outstanding at December 31, 2009 and 2008, respectively	0.5	0.5
Additional paid-in capital	281.8	277.8
Accumulated other comprehensive income	—	(0.6)
Retained earnings	248.7	256.1

Total shareholders’ equity	531.0	533.8

Total liabilities and shareholders’ equity	$1,223.0	$1,017.2

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(In millions, except shares and per share data)

Net sales	$2,666.7	$4,723.7	$3,994.2

Operating costs and expenses:
Cost of goods sold	2,394.1	4,308.1	3,539.3
Operating expenses	219.0	240.8	213.8
Insurance proceeds — business interruption	(64.1)	—	—
Property damage insurance, net	(40.3)	—	—
Impairment of goodwill	7.0	11.2	—
General and administrative expenses	64.3	57.0	54.1
Depreciation and amortization	52.4	41.3	32.1
Loss (gain) on sales of assets	2.9	(6.8)	—
Gain on forward contract activities	—	—	(0.1)

Total operating costs and expenses	2,635.3	4,651.6	3,839.2

Operating income	31.4	72.1	155.0

Interest expense	25.5	23.7	30.6
Interest income	(0.1)	(2.1)	(9.3)
Loss from minority investment	—	7.9	0.8
Gain on debt extinguishment	—	(1.6)	—
Other expenses, net	0.6	1.0	2.4

Total non-operating expenses	26.0	28.9	24.5

Income from continuing operations before income tax expense	5.4	43.2	130.5
Income tax expense	3.1	18.6	35.0

Income from continuing operations	2.3	24.6	95.5
(Loss) income from discontinued operations, net of tax	(1.6)	1.9	0.9

Net income	$0.7	$26.5	$96.4

Basic earnings per share:
Income from continuing operations	$0.04	$0.47	$1.83
(Loss) income from discontinued operations	(0.03)	0.03	0.02

Total basic earnings per share	$0.01	$0.50	$1.85

Diluted earnings per share:
Income from continuing operations	$0.04	$0.46	$1.81
(Loss) income from discontinued operations	(0.03)	0.03	0.01

Total diluted earnings per share	$0.01	$0.49	$1.82

Weighted average common shares outstanding:
Basic	53,693,258	53,675,145	52,077,893

Diluted	54,484,969	54,401,747	52,850,231

Dividends declared per common share outstanding	$0.15	$0.15	$0.54

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income	Earnings	Equity
	(In millions, except shares and per share data)

Balance at December 31, 2006	51,139,869	0.5	211.9	—	169.8	382.2
Comprehensive income, net of tax:
Net income	—	—	—	—	96.4	96.4
Unrealized gain on cash flow hedges, net of deferred income tax expense of $0.2 million	—	—	—	0.3	—	0.3

Comprehensive income	—	—	—	0.3	96.4	96.7

Common stock dividends ($0.54 per share)	—	—	—	—	(28.5)	(28.5)
Stock-based compensation expense	—	—	3.3	—	—	3.3
Income tax benefit of stock-based compensation expense	—	—	3.8	—	—	3.8
Exercise of stock-based awards	610,034	—	3.9	—	—	3.9
Stock issued in connection with purchase of minority investment	1,916,667	—	51.2	—	—	51.2
Cumulative effect of adoption of ASC 740	—	—	—	—	(0.1)	(0.1)

Balance at December 31, 2007	53,666,570	$0.5	$274.1	$0.3	$237.6	$512.5

Comprehensive income, net of tax:
Net income	—	—	—	—	26.5	26.5
Unrealized loss on cash flow hedges, net of deferred income tax benefit of $0.6 million	—	—	—	(0.9)	—	(0.9)

Comprehensive income	—	—	—	(0.9)	26.5	25.6

Common stock dividends ($0.15 per share)	—	—	—	—	(8.0)	(8.0)
Stock-based compensation expense	—	—	3.7	—	—	3.7
Exercise of stock-based awards	15,500	—	—	—	—	—

Balance at December 31, 2008	53,682,070	$0.5	$277.8	$(0.6)	$256.1	$533.8

Comprehensive income, net of tax:
Net income	—	—	—	—	0.7	0.7
Unrealized gain on cash flow hedges, net of deferred income tax expense of $0.3 million	—	—	—	0.6	—	0.6

Comprehensive income	—	—	—	0.6	0.7	1.3

Common stock dividends ($0.15 per share)	—	—	—	—	(8.1)	(8.1)
Stock-based compensation expense	—	—	4.0	—	—	4.0
Exercise of stock-based awards	18,500	—	—	—	—	—

Balance at December 31, 2009	53,700,570	$0.5	$281.8	$—	$248.7	$531.0

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Cash flows from operating activities:
Net income	$0.7	$26.5	$96.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.4	41.3	32.1
Amortization of deferred financing costs	6.4	4.7	4.9
Accretion of asset retirement obligations	0.4	0.7	0.1
Gain on involuntary conversion of assets	(40.3)	—	—
Deferred income taxes	39.8	10.0	10.2
Loss from minority investment	—	7.9	0.8
Loss on interest rate derivative instruments	—	1.0	2.4
Loss on sale of investments	0.6	—	—
Gain on sale of assets	2.9	(6.8)	—
Gain on sale of assets held for sale	1.1	(0.4)	—
Impairment of goodwill	7.0	11.2	—
Stock-based compensation expense	4.0	3.7	3.3
Income tax benefit of stock-based compensation	—	—	(3.8)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(31.3)	73.4	(35.1)
Inventory and other current assets	(46.9)	58.9	(19.7)
Accounts payable and other current liabilities	137.2	(193.2)	84.7
Non-current assets and liabilities, net	3.8	(10.3)	3.3

Net cash provided by operating activities	137.8	28.6	179.6

Cash flows from investing activities:
Purchases of short-term investments	—	(472.8)	(3,213.7)
Sales of short-term investments	5.0	517.2	3,242.5
Purchase of minority investment	—	—	(89.1)
Business combinations, net of cash acquired	—	—	(74.6)
Expenditures to rebuild refinery	(11.6)	—	—
Property damage insurance proceeds	51.9	—	—
Purchase of property, plant and equipment	(170.0)	(102.4)	(87.2)
Proceeds from sale of convenience store assets	12.5	8.8	0.3
Proceeds from sale of assets held for sale	9.3	9.8	—

Net cash used in investing activities	(102.9)	(39.4)	(221.8)

Cash flows from financing activities:
Proceeds from revolvers	554.9	871.4	473.5
Payments on revolvers	(521.1)	(913.6)	(468.8)
Proceeds from other debt instruments	—	35.0	65.0
Payments on debt and capital lease obligations	(67.7)	(62.0)	(2.0)
Proceeds from note payable to related parties	65.0	15.0	—
Payments of note payable to related parties	—	(15.0)	—
Proceeds from exercise of stock options	—	—	3.9
Income tax benefit of stock-based compensation	—	—	3.8
Dividends paid	(8.1)	(8.0)	(28.5)
Deferred financing costs paid	(4.8)	(1.7)	(1.3)

Net cash provided by (used in) financing activities	18.2	(78.9)	45.6

Net increase (decrease) in cash and cash equivalents	53.1	(89.7)	3.4
Cash and cash equivalents at the beginning of the period	15.3	105.0	101.6

Cash and cash equivalents at the end of the period	$68.4	$15.3	$105.0

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest of $1.4 million, $3.4 million and $2.1 million in 2009, 2008 and 2007, respectively	$19.1	$17.8	$22.1

Income taxes	$1.7	$5.1	$34.1

Stock issued in connection with acquisition of minority investment	$—	$—	$51.2

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements

1.	General

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

Delek is listed on the New York Stock Exchange (“NYSE”) under the symbol “DK.” As of December 31, 2009, approximately 74.0% of our outstanding shares are beneficially owned by Delek Group Ltd. (“Delek Group”) located in Natanya, Israel.

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

Segment Reporting

Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, marketing and retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operating terminals. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of 442 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 13.

Discontinued Operations

In December 2008, we met the requirements under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment (“ASC 360”) to classify our retail segment’s Virginia division (“Virginia stores”) as a group of assets held for sale. The fair value assessment of these assets, performed in the fourth quarter of 2008, did not result in an impairment. We ceased depreciation of these assets. In December 2008, we sold 12 of the 36 stores in this division. During 2009, we sold an additional 15 stores and in December 2009, the remaining nine stores were reclassified back into normal operations. The assets of these nine stores required a depreciation catch up in December 2009.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Reclassifications

In December 2009, nine stores remained of the Virginia stores previously held for sale. These assets were reclassified to normal operations and the consolidated balance sheets and statements of operations for all periods presented reflect this reclassification.

We have reclassified the goodwill impairment charge relating to certain reporting units of the retail segment from non-operating expenses and reflected them as an operating expense for all periods presented, in order to conform to the current year presentation.

These reclassifications were made in order to conform to the current year reporting and had no effect on net income or shareholders’ equity as previously reported.

Cash and Cash Equivalents

Delek maintains cash and cash equivalents in accounts with large, national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2009 and 2008, these cash equivalents consisted primarily of overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.

Investments

We have owned an investment in an auction rate security, valued at $5.6 million, since the auction rate market began to fail in 2008. During 2008, because of these failed auctions, we reclassified our auction rate investment from short-term investments to other non-current assets. The $5.6 million investment we held in auction rate securities had an underlying investment in a single series of preferred stock of Bank of America.

In June 2009, Bank of America made an offer to exchange shares of common stock of Bank of America for certain series of its preferred shares that were then outstanding. On June 22, 2009, we redeemed our auction rate trust certificates for Bank of America’s Series 5, floating rate, non-cumulative preferred stock, which we exchanged on June 23, 2009, for 286,496 shares of common stock of Bank of America. Due to the consideration paid for the Bank of America preferred shares under the terms of the exchange offer, we recognized a loss of approximately $2.0 million on this exchange.

However, in September 2009, we sold the 286,496 shares of Bank of America common stock received in the exchange, and recognized a gain of $1.4 million relating to the sale. For the year ended December 31, 2009, we recognized a cumulative loss of $0.6 million, which is included in other expenses on the accompanying consolidated statement of operations. Upon the sale of these 286,496 shares, we had no remaining position in auction rate securities or in the common stock of Bank of America.

Accounts Receivable

Accounts receivable primarily consists of receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of less than $0.1 million as of both December 31, 2009 and 2008, respectively.

We sell a variety of products to a diverse customer base. On a consolidated basis, there were no customers that accounted for more than 10% of net sales during the years ended December 31, 2009, 2008 and 2007.

One customer of our refinery segment accounted for 34.4% and 24.2% of the refining segment’s accounts receivable balance as of December 31, 2009 and 2008, respectively.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

One credit card provider accounted for 16% and 14% of the retail segment’s total accounts receivable balance as of December 31, 2009 and 2008, respectively.

Two customers accounted for approximately 28.3% and 51.8% of the marketing segment’s accounts receivable balance as of December 31, 2009 and 2008, respectively.

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

Property, Plant and Equipment

Assets acquired by Delek in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in ASC 805, Business Combinations (“ASC 805”). Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management’s estimated useful lives of the assets or the remaining lease term.

Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, which are as follows:

Years

Automobiles	3-5
Computer equipment and software	3-10
Refinery turnaround costs	4
Furniture and fixtures	5-15
Retail store equipment	7-15
Asset retirement obligation assets	15-50
Refinery machinery and equipment	5-40
Petroleum and other site (“POS”) improvements	8-15
Building and building improvements	15-40

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property, plant and equipment and accumulated depreciation by reporting segment as of December 31, 2009 and depreciation expense by operating segment for the year ended December 31, 2009 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated

Property, plant and equipment	$433.3	$35.5	$394.6	$2.1	$865.5
Less: Accumulated depreciation	(55.5)	(5.8)	(112.0)	(0.2)	(173.5)

Property, plant and equipment, net	$377.8	$29.7	$282.6	$1.9	$692.0

Depreciation expense	$24.9	$1.7	$24.4	$0.1	$51.1

Other Intangible Assets

Delek has definite-life intangible assets consisting of long-term supply contracts, non-compete agreements and trademarks. The amortization periods associated with these assets are 11.5 years for the supply contracts, ten years for the non-compete agreements and four years for the trademarks.

Property, Plant and Equipment and Other Intangibles Impairment

Property, plant and equipment and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360 and ASC 350, Intangibles — Goodwill and Other (“ASC 350”), Delek evaluates the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, Delek assesses whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset.

Property and equipment of retail stores identified for closing are written down to their estimated net realizable value at the time such stores are closed. Delek analyzes regional market, division and store operations for changes in market demographics, competition, economic conditions and other factors, including the variability of cash flow. As a result, Delek identified and recorded impairment charges of $0.3 million for closed stores in 2007. In 2007, we turned certain locations into unbranded dealer operations. Similar changes may occur in the future that will require us to record an impairment charge.

Capitalized Interest

Delek had a significant construction period associated with several capital projects in the refining segment and with the construction related to the new “prototype” stores being built in the retail segment. For the years ended December 31, 2009, 2008 and 2007, interest of $1.3 million, $3.3 million and $1.9 million, respectively, was capitalized by the refining segment. The retail segment capitalized interest of $0.1 million for the each of the years ended December 31, 2009 and 2008, and $0.2 million of interest for the year ended 2007. There was no interest capitalized by the marketing segment for the years ended December 31, 2009, 2008 and 2007.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill and Potential Impairment

Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek’s goodwill, all of which was acquired in various purchase business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If a reporting unit’s carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Our annual impairment assessment of goodwill resulted in $7.0 million and $11.2 million goodwill impairment charges to our retail segment during the years ended December 31, 2009 and 2008, respectively.

Derivatives

Delek records all derivative financial instruments, including interest rate swap and cap agreements, fuel-related derivatives, over the counter (“OTC”) future swaps and forward contracts at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply the hedging treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a monthly basis, utilizing valuations from third party financial and brokerage institutions. On a regular basis, Delek enters into commodity contracts with counterparties for crude oil and various finished products. These contracts usually qualify for the normal purchase / normal sale exemption under the standard and, as such, are not measured at fair value.

Delek’s policy under the guidance of ASC 815-10-45, Derivatives and Hedging — Other Presentation Matters (“ASC 815-10-45”), is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions.

Fair Value of Financial Instruments

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of ASC 825, Financial Instruments (“ASC 825”).

Delek applies the provisions of ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) in its presentation and disclosures regarding fair value, which pertain to certain financial assets and liabilities measured at fair value in the statement of position on a recurring basis. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. See Note 14 for further discussion.

Delek also applies the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of December 31, 2009, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Vendor Discounts and Deferred Revenue

Delek receives cash discounts or cash payments from certain vendors related to product promotions based upon factors such as, quantities purchased, quantities sold, merchandise exclusivity, store space and various other factors. In accordance with ASC 605-50, Revenue Recognition — Customer Payments and Incentives, we recognize these amounts as a reduction of inventory until the products are sold, at which time the amounts are reflected as a reduction in cost of goods sold. Certain of these amounts are received from vendors related to agreements covering several periods. These amounts are initially recorded as deferred revenue, are reclassified as a reduction in inventory over the period the products are received, and are subsequently recognized as a reduction of cost of goods sold as the products are sold.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2009 and 2008 is as follows (in millions):

	December 31,
	2009	2008

Beginning balance	$6.6	$5.3
Additional liabilities(1)	—	0.7
Acquired liabilities	—	—
Liabilities settled	—	(0.1)
Accretion expense	0.4	0.7

Ending balance	$7.0	$6.6

(1)	This amount represents the recognition of an asset retirement obligation associated with two hazardous waste units at the Tyler refinery, and additional underground storage tanks at various retail stores, as well as management’s reassessment of future cost estimates associated with the refining and retail segments’ previously recognized remediation obligations.

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

Delek derives service revenue from the sale of lottery tickets, money orders, car washes and other ancillary product and service offerings. Service revenue and related costs are recorded at gross amounts and net amounts, as appropriate, in accordance with the provisions of ASC 605-45, Revenue Recognition — Principal Agent Considerations (“ASC 605-45”). We record service revenue and related costs at gross amounts when Delek is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, influences product or service specifications, or has several but not all of these indicators. When Delek is not the primary obligor and does not possess other indicators of gross reporting as discussed previously, we record net service revenue.

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

Advertising Costs

Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the years ended December 31, 2009, 2008 and 2007 was $3.5 million, $2.5 million and $2.1 million, respectively.

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

Income Taxes

Income taxes are accounted for under the provisions of ASC 740, Income Taxes (“ASC 740”). This statement generally requires Delek to record deferred income taxes for the differences between the book and tax bases of its assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax expense or benefit represents the net change during the year in our deferred income tax assets and liabilities.

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

Delek adopted certain provisions of ASC 740 relating to uncertain tax positions effective January 1, 2007. The adoption of these provisions to all of Delek’s tax positions resulted in an increase in the liability for unrecognized tax benefits and a cumulative effect adjustment of $0.1 million recognized as an adjustment to retained earnings. At December 31, 2009, Delek had unrecognized tax benefits of $0.4 million which, if recognized, would affect our effective tax rate.

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

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. A nominal amount of interest was recognized related to unrecognized tax benefits during the year ended December 31, 2009, compared to $0.3 million during the year ended December 31, 2008.

Delek benefits from federal tax incentives related to its refinery operations. Specifically, Delek is entitled to the benefit of the domestic manufacturer’s production deduction for federal tax purposes. Additionally, in 2007 Delek was entitled to federal tax credits related to the production of ultra low sulfur diesel fuel. The combination of these

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

two items reduced Delek’s federal effective tax rate to an amount that, for the year ended December 31, 2007, was less than the statutory rate of 35%.

Earnings Per Share

Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	December 31,
	2009	2008	2007

Weighted average common shares outstanding	53,693,258	53,675,145	52,077,893
Dilutive effect of equity instruments	791,711	726,602	772,338

Weighted average common shares outstanding, assuming dilution	54,484,969	54,401,747	52,850,231

Outstanding stock options totaling 3,419,922, 1,816,598 and 1,541,783 common shares were excluded from the diluted earnings per share calculation for the years ended December 31, 2009, 2008 and 2007, respectively. These stock options did not have a dilutive effect under the treasury stock method.

Stock-Based Compensation

ASC 718, Compensation — Stock Compensation (“ASC 718”), requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement and establishes fair value as the measurement objective in accounting for share-based payment arrangements. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock option awards and the Monte-Carlo simulation model to determine the fair value of stock appreciation rights on the dates of grant.

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

We generally recognize compensation expense related to stock-based awards with graded or cliff vesting on a straight-line basis over the vesting period. It is our practice to issue new shares when stock-based compensation is exercised.

Comprehensive Income

Comprehensive income includes net income and changes in the fair value of derivative instruments designated as cash flow hedges. Comprehensive income for the years ended December 31, 2009, 2008 and 2007 was as follows (in millions).

	December 31,
	2009	2008	2007

Net income	$0.7	$26.5	96.4
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax (benefit) expense of $0.3 million, $(0.6) million and $0.2 million, respectively	0.6	(0.9)	0.3

Comprehensive income	$1.3	$25.6	$96.7

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

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments and provided some new disclosure requirements for debt securities. This pronouncement is effective for interim and annual periods ending after June 15, 2009, and is applied to existing and new investments held by an entity as of the beginning of the period in which it was adopted. Delek adopted this guidance in April 2009. The adoption did not have an impact on our financial position or results of operations.

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

In December 2007, the FASB issued guidance requiring the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction, establishing the acquisition-date as the fair value measurement point, and modifying the disclosure requirements. This guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. Delek adopted this guidance effective January 1, 2009 and wrote-off $0.7 million in previously capitalized transaction costs as a result of the adoption. We will also assess the impact of this guidance in the event we enter into a business combination in the future.

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

Several parallel investigations were commenced following the event, including our own investigation and inspections by the U.S. Department of Labor’s Occupational Safety & Health Administration (“OSHA”), U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the U.S. Environmental Protection Agency (“EPA”). OSHA concluded its inspection in May 2009 and issued citations assessing an aggregate penalty of approximately $0.2 million. We are contesting these citations and do not believe that the outcome will have a material effect on our business. We cannot assure you as to the outcome of the other investigations, including possible civil penalties or other enforcement actions.

We carried insurance coverage of $1.0 billion in combined limits to insure against property damage and business interruption. We are subject to a $5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. During the year ended December 31, 2009, we recognized income from insurance proceeds of $116.0 million, of which $64.1 million is included as business interruption proceeds and $51.9 million, is included as property damage proceeds. We also recorded expenses of $11.6 million, resulting in a net gain of $40.3 million related to property damage proceeds on the accompanying condensed consolidated statement of operations. At December 31, 2008, a receivable of $8.4 million was recorded relating to expected insurance proceeds covering certain losses incurred to limit commodity inventory exposure with the suspension of operations at the refinery. This receivable was reversed in January 2009 upon receipt of insurance monies.

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

$74.6

The Calfee acquisition was accounted for using the purchase method of accounting, as prescribed in ASC 805, and the results of operations associated with the Calfee stores have been included in the accompanying consolidated statements of operations from the date of acquisition. The purchase price was allocated to the underlying assets and

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

liabilities based on their estimated fair values. Delek finalized the valuation work associated with certain intangibles and the associated purchase price allocation during the year ended December 31, 2008. The goodwill associated with this acquisition was impaired, in accordance with our annual assessment of goodwill performed in the fourth quarter of 2008 and therefore, a charge of $11.2 million was recorded in the accompanying consolidated statements of operations during the year ended December 31, 2008.

5.	Dispositions and Assets Held for Sale

Virginia Stores

In December 2008, the retail segment’s Virginia division met the requirements as enumerated in ASC 360, that require the separate reporting of assets held for sale. Management committed to plan to sell the retail segment’s Virginia stores and proceeded with efforts to locate buyers, however until we obtained the necessary amendments to our credit agreements, we were encumbered from that action. At the time the credit agreement limitations were lifted, in December 2008, we had contracts to sell 28 of the 36 Virginia properties. As of December 31, 2008, we closed on 12 of the properties. We sold an additional 15 of these stores during the year ended December 31, 2009. In December 2009, the remaining nine Virginia stores were reclassified back into normal operations. We received proceeds from these sales, net of expenses, of $9.3 million and $9.8 million, respectively, recognizing net (losses) gains on the sales of $(1.1) million and $0.4 million, respectively, during the years ended December 31, 2009 and 2008. In addition to the real properties sold, we sold $0.9 million and $1.0 million, respectively, in inventory, at cost, to the buyers during the years ended December 31, 2009 and 2008.

The carrying amounts of the Virginia store assets sold during the year ended December 31, 2009 and 2008 are as follows (in millions):

	For the Year Ended
	December 31,
	2009	2008

Inventory	$0.9	$1.0
Property, plant & equipment, net of accumulated depreciation of $4.0 million	10.4	9.4

	$11.3	$10.4

The carrying amounts of the major classes of assets and liabilities included in assets held for sale and liabilities associated with assets held for sale as of December 31, 2008 (in millions):

December 31,
2008

Assets held for sale:
Inventory	$1.4
Property, plant & equipment, net of accumulated depreciation of $4.0 million	10.4
Goodwill	1.5

Assets held for sale	$13.3

There were no assets held for sale as of December 31, 2009.

Once the Virginia stores were identified as assets held for sale, the operations associated with these properties qualified for reporting as discontinued operations under ASC 360. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in Delek’s Consolidated Statement of Operations and the Notes to the consolidated financial statements have been adjusted to exclude the discontinued operations. The amounts eliminated from continuing operations did not include allocations of corporate expenses included in the selling, general and administrative expenses caption in the Consolidated Statement of Operations, nor the income tax benefits from such expenses. The remaining nine Virginia stores that were reclassified into normal operations

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

required a depreciation catch up in December 2009. Components of amounts reflected in income from discontinued operations for the years ended December 31, 2009, 2008 and 2007 are as follows (in millions):

	December 31,
	2009	2008	2007

Net sales	$6.4	$107.9	$102.9
Operating costs and expenses	(8.0)	(105.2)	(101.4)
(Loss) gain on sale of assets held for sale	(1.1)	0.4	—

(Loss) income from discontinued operations before taxes	(2.7)	3.1	1.5
Income tax (benefit) expense	(1.1)	1.2	0.6

(Loss) income from discontinued operations, net of income taxes	$(1.6)	$1.9	$0.9

6.	Inventory

Carrying value of inventories consisted of the following (in millions):

	December 31,
	2009	2008

Refinery raw materials and supplies	$19.3	$20.1
Refinery work in process	28.6	13.5
Refinery finished goods	22.9	4.1
Retail fuel	15.1	10.1
Retail merchandise	26.6	28.5
Marketing refined products	3.9	4.9

Total inventories	$116.4	$81.2

As of December 31, 2008, market values had fallen below most of our LIFO inventory layer values and, as a result, we recognized a pre-tax loss of approximately $10.9 million relating to the reflection of market value at a level below cost. At December 31, 2009 and 2008, the excess of replacement cost (“FIFO”) over the carrying value (“LIFO”) of refinery inventories was $20.8 million and a nominal amount, respectively. There were reductions of $2.5 million, $0.6 million and $11.4 million to costs of goods sold during the years ended December 31, 2009, 2008 and 2007, respectively, as a result of the liquidation of LIFO inventories.

One retail merchandise vendor accounted for approximately 59%, 56%, and 53%, of total retail merchandise purchases during the years ended December 31, 2009, 2008, and 2007, respectively. Additionally, two retail fuel vendors accounted for approximately 43% of total retail fuel purchases during the year ended December 31, 2009 and one retail fuel vendor accounted for approximately 28% and 32% of total retail fuel purchases during the years ended December 31, 2008, and 2007, respectively. In 2009, five crude oil vendors accounted for approximately 74% of total crude oil purchased during 2009. In 2008, three crude oil vendors accounted for approximately 83% of total crude oil purchased during 2008 and in 2007, 12 crude oil vendors accounted for approximately 96% of total crude oil purchased during 2007. In our marketing segment, two vendors supplied 99% of the petroleum products in 2009 and all of the petroleum products in 2008. In 2007, one of these vendors was the sole supplier of petroleum products during 2007. Delek believes that sources of inventory are available from suppliers other than from its current vendors; however, the cost structure of such purchases may be different.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Lion Oil, a privately held Arkansas corporation, owns and operates a 75,000 barrel per day, crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s 180 convenience stores in the Memphis and Nashville markets. These product purchases are made at market value and totaled $9.8 million, $11.7 million and $24.8 million in 2009, 2008 and 2007, respectively. The refining segment also made sales of $2.5 million in 2009 and $1.9 million of intermediate products to the Lion Oil refinery during both 2008 and 2007.

At the time of acquisition, Delek acknowledged that our ownership percentage set a presumption of the use of the equity method of accounting as established in ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). As a result, Delek had reported its investment using the equity method since acquisition. However, our interactions with Lion Oil since acquisition led us to the conclusion that the initial presumption under ASC 323 had been rebutted. Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting. This investment in a non-public entity, which is carried at cost, is only reviewed for a diminishment of fair value in the instance when there are indicators that a possible impairment has occurred. Delek carried its investment in Lion Oil at $131.6 million as of December 31, 2009 and 2008.

8.	Property, Plant and Equipment

Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2009	2008

Land	$77.2	$83.0
Building and building improvements	182.4	185.7
Refinery machinery, marketing equipment and pipelines	377.0	236.6
Retail, including petroleum, store equipment and other site improvements	117.4	115.6
Refinery turnaround costs	58.1	10.0
Other equipment	22.0	19.7
Construction in progress	31.4	66.0

	865.5	716.6
Less: accumulated depreciation	(173.5)	(130.0)

	$692.0	$586.6

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $51.1 million, $39.7 million and $30.3 million, respectively.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Goodwill acquired in a purchase business combination is recorded at fair value and is not amortized. Delek’s goodwill relates to its retail and marketing segments only. Changes in the carrying amounts of goodwill for the years ended December 31, 2008 and 2007 occurred because of acquisitions (discussed in Note 4). Additionally, Delek recognized impairment to certain goodwill carried in the retail segment in 2009 and 2008.

Delek performs an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2009, 2008 and 2007. In performing these reviews we determined reporting units at a level below segment for our retail segment and for our marketing segment our review was done at the segment level. We performed a discounted cash flows test to test for value of each of our reporting units. We used a market participant weighted average cost of capital, minimal growth rates for both revenue and gross profit, and estimated capital expenditures based on historical practice. We also estimated the fair values of the reporting units using a multiple of expected future cash flows such as those used by third party analysts. In 2009, this review resulted in the need to determine the impairment of goodwill in one of the reporting units of the retail segment. The need to perform an analysis of goodwill value in a different retail reporting unit was required in the 2008 review. We estimated the fair value of the assets and liabilities attributable to reporting units and this work resulted in impairments of goodwill, and therefore, charges of $7.0 million and $11.2 million were recorded in the accompanying consolidated statements of operations during the years ended December 31, 2009 and 2008, respectively. In 2007, the annual impairment review resulted in the determination that no impairment of goodwill had occurred.

A summary of our goodwill accounts in our retail and marketing segments are as follows (in millions):

	Retail	Marketing	Total

Balance, December 31, 2006	$71.6	$7.6	$79.2
Acquisitions and adjustments	8.4	(0.1)	8.3

Balance, December 31, 2007	80.0	7.5	87.5
Acquisitions and adjustments	2.6	—	2.6
Goodwill impairment	(11.2)	—	(11.2)

Balance, December 31, 2008	71.4	7.5	78.9
Goodwill impairment	(7.0)	—	(7.0)

Balance, December 31, 2009	$64.4	$7.5	$71.9

10.	Other Intangible Assets

Supply Contracts

In connection with an acquisition, Delek obtained rights associated with certain refined products supply contracts with a major pipeline, which define both pricing and volumes that we are allowed to draw on a monthly basis. We are amortizing approximately $1.0 million per year of the estimated acquisition date fair value of these contracts over their terms. Supply contracts as of December 31, 2009 and 2008 consist of the following (in millions):

	December 31,
	2009	2008

Supply contracts	$12.2	$12.2
Accumulated amortization	(3.6)	(2.5)

	$8.6	$9.7

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Trademarks

In connection with certain of the retail segment acquisitions, Delek obtained the rights associated with certain brand names. We are amortizing these intangibles over the four year period we expect to continue to use these brands. Trademarks as of December 31, 2009 and 2008 consisted of the following (in millions):

	December 31
	2009	2008

Trademarks	$0.7	$0.7
Accumulated amortization	(0.5)	(0.4)

	$0.2	$0.3

Amortization expense on trademarks was approximately $0.1 million for the year ended December 31, 2009 and $0.2 million for each of the years ended December 31, 2008 and 2007.

Non-Compete Agreements

In connection with a retail segment acquisition, Delek entered into five separate non-compete agreements with key personnel of the seller totaling $1.0 million. The individuals may not compete within a ten-mile radius of the acquired stores for a period of ten years. We are amortizing the cost over the term of these agreements. Non-compete agreements as of December 31, 2009 and 2008 consisted of the following (in millions):

	December 31
	2009	2008

Non-compete agreements	$1.0	$1.0
Accumulated amortization	(0.9)	(0.8)

	$0.1	$0.2

Amortization expense on non-compete agreements was approximately $0.1 million for each of the years ended December 31, 2009, 2008 and 2007.

11.	Long-Term Obligations and Short-Term Notes Payable

Outstanding third party borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	December 31
	2009	2008

Senior secured credit facility — term loan	$81.4	$121.2
Senior secured credit facility — revolver	32.4	15.8
Fifth Third — revolver	42.5	18.8
Reliant Bank — revolver	—	6.5
Lehman note	—	27.7
Promissory notes	160.0	95.0
Capital lease obligations	0.8	1.0

	317.1	286.0
Less: current portion of long-term debt, notes payable and capital lease obligations	82.7	83.9

	$234.4	$202.1

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Senior Secured Credit Facility

The senior secured credit facility consists of a $120.0 million revolving credit facility and $165.0 million term loan facility, which, as of December 31, 2009, had $32.4 million outstanding under the revolver and $81.4 million outstanding under the term loan. As of December 31, 2009, Fifth Third Bank, N.A. (Fifth Third) was the administrative agent and a lender under the facility. On September 1, 2009, Fifth Third assumed the role of successor administrative agent under the facility from the resigning administrative agent Lehman Commercial Paper Inc. (LCPI). During September 2008, upon the bankruptcy filing of its parent company, LCPI informed Express that it would not be funding its pro rata lender participation of future borrowings under the revolving credit facility. Since the communication of its intention through the date of its resignation as administrative agent, LCPI did not participate in any borrowings by Express under the revolving credit facility. LCPI’s commitment amount under the revolving credit facility is $12.0 million, leaving Express with an effective revolving credit facility of $108.0 million. LCPI remains, despite the September 1, 2009 amendment hereinafter discussed, a lender to Express under the term loan facility. The unavailability of LCPI’s pro rata lender participation in the revolving credit facility has not had and is not expected to have a material impact on Express’ liquidity or its operations.

Borrowings under the senior secured credit facility are secured by substantially all the assets of Express and its subsidiaries. Letters of credit issued under the facility totaled $17.9 million as of December 31, 2009. The senior secured credit facility term loan requires quarterly principal payments of $0.4 million through March 31, 2011 and a balloon payment of the remaining principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $19.7 million in March 2009 and expect to prepay approximately $15 million in March 2010. Due to our intention to satisfy this payment with availability on the revolving credit facility, this amount is reflected in the non-current portion of long-term debt in the foregoing summary table. In June 2008, Express sold real property operated by a third party for $3.9 million. In September 2008, Express sold its leasehold interest in a location it operated for $4.5 million. The proceeds of the June sale, net of expenses, were used to pay down the term loan, while the net proceeds of the September sale were retained, pursuant to the terms of the facility, for asset reinvestment purposes. During the period from December 2008 through the December 31, 2009, consistent with the terms of the December 3, 2008 amendment discussed below, Express disposed of 55 non-core real property assets, of which 27 were located in Virginia. The application of the proceeds from these asset sales, net of any amounts set aside pursuant to the terms of the facility for reinvestment purposes, resulted in the reduction of the term loan in the amount of $18.8 million and $13.7 million during the years ended December 31, 2009 and 2008, respectively.

As of the date of this filing, and as a direct result of the December 10, 2009 amendment and restatement of the credit agreement discussed below, the termination date of $108.0 million of revolving credit commitments under the senior secured revolver was extended by one year from April 28, 2010 to April 28, 2011. The $12.0 million commitment of LCPI is the only commitment that has not been extended. As a result, this commitment will expire on the original termination date of the senior secured revolver, April 28, 2010, and the amount of revolving commitments will reduce to $108.0 million until the new expiration date of April 28, 2011. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between a “Base Rate” or “Eurodollar” rate. At December 31, 2009, the weighted average borrowing rate was approximately 6.5% for the senior secured credit facility term loan and 6.0% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment under the senior secured revolver. Amounts available under the senior secured revolver as of December 31, 2009 were approximately $57.7 million excluding the commitment of LCPI as a lender under this facility.

On December 3, 2008, the credit facility was amended to allow for the disposition of specific Express real and personal property assets in certain of its geographic operating regions. The amendment also allows for additional asset sales of up to $35.0 million per calendar year subject to such sales meeting certain financial criteria.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On September 1, 2009, the borrowers and lenders under the credit facility executed a resignation and appointment agreement that consummated the resignation of LCPI as administrative agent and swing line lender under the facility and the appointment of Fifth Third as the successor administrative agent and successor swing line lender under the facility. The agreement also clarifies that as long as LCPI remains a non-performing lender under the credit facility, it has no voting rights and is not entitled to any fees under the facility. Additionally, under the terms of the September 1, 2009 amendment, Express, along with other relevant parties, released LCPI from any and all liabilities they may have arising out of or in connection with the credit facility, including LCPI’s non-performance as a lender under the facility. As stated above, LCPI’s commitment, and therefore its status as a non-performing lender expires on April 10, 2010.

On December 10, 2009, the credit facility was amended and restated in its entirety. The primary effects of the amendment and restatement were, among other things, (i) the one year extension of the $108.0 million of revolving credit commitments, (ii) the addition of a new accordion feature to the revolving credit facility accommodating an increase in maximum revolver commitments of up to $180.0 million, subject to the identification by the borrower of such additional lender commitments, (iii) the favorable adjustment for the remaining term of the credit facility in the required financial covenant levels for Leverage Ratio, Adjusted Leverage Ratio, and Adjusted Interest Coverage Ratio, as these are defined under the facility, and (iv) the increase in interest rate spreads across all tiers in the existing pricing grid by 75 basis points and the addition of a new top tier for leverage ratios greater than 4.00x.

Under the terms of the credit facility, Express and its subsidiaries are subject to certain covenants customary for credit facilities of this type that limit their ability to, subject to certain exceptions as defined in the credit agreement, remit cash to, distribute assets to, or make investments in entities other than Express and its subsidiaries. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares, in respect of Express’ and its subsidiaries’ equity. Additionally, Express and its subsidiaries are limited in their ability to make investments, including extensions of loans or advances to, or acquisition of equity interests in, or guarantees of obligations of, any other entities.

We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We believe we were in compliance with all covenant requirements as of December 31, 2009.

SunTrust ABL Revolver

On October 13, 2006, we amended and restated our existing asset-backed loan (“ABL”) revolving credit facility (“SunTrust ABL revolver”). The amended and restated agreement, among other things, increased the size of the facility from $250 to $300 million, including a $300 million sub-limit for letters of credit, and extended the maturity of the facility by one year to April 28, 2010. The revolving credit agreement bears interest based on predetermined pricing grids that allow us to choose between a “Base Rate” or “Eurodollar” rate. Availability under the SunTrust ABL revolver is determined by a borrowing base calculation defined in the credit agreement and is supported primarily by cash, certain accounts receivable and inventory.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Effective December 15, 2008, and in light of the temporary suspension of our refining operations, the SunTrust ABL revolver was amended to eliminate any need to maintain minimum levels of borrowing base availability during all times that there were zero utilizations of credit (i.e., no loans outstanding or letters of credit issued) under the facility. During times that there were outstanding utilizations of credit under the facility, in the event that our availability (net of a $15.0 million availability block requirement) under the borrowing base was less than $30.0 million or less than $15.0 million on any given measurement date, we would have became subject to certain reporting obligations and certain covenants, respectively. Then, effective February 18, 2009, we further amended the SunTrust ABL revolver to suspend the credit facility while the refinery was non-operational. The amendment also provided for a series of conditions precedent to the renewed access to the full terms of the credit facility while allowing for limited letter of credit access during the restart phase of refinery operations. The amendment also added a covenant that required the restart of the refining operations by September 30, 2009 at a prescribed throughput level to last for a prescribed duration. This amendment also permitted the sale of refinery’s pipeline and tankage assets located outside of the refinery gates to a subsidiary of Marketing & Supply for net proceeds of no less than $27.5 million which proceeds were required to be used in the refinery. The sale of the assets was subsequently completed on March 31, 2009 for a total consideration of $29.7 million. The amendment also increased credit spreads by 125 basis points across all tiers of the pricing grid and increased the commitment fees by up to 25 basis points. During the quarter ending September 30, 2009, we had satisfied all conditions precedent to the renewed access to the full terms of the credit facility and full access had been restored. We believe we were in compliance with all covenant requirements under this facility as of December 31, 2009.

The SunTrust ABL revolver primarily supports our issuance of letters of credit used in connection with the purchases of crude oil for use in our refinery. Such letter of credit usage and any borrowings under the facility may at no time exceed the aggregate borrowing capacity available under the SunTrust ABL revolver. As of December 31, 2009, we had no outstanding loans under the credit agreement but had letters of credit issued under the facility totaling approximately $92.0 million. Borrowing capacity, as calculated and reported under the terms of the SunTrust ABL revolver, net of a $15.0 million availability block requirement, as of December 31, 2009 was $40.3 million.

The SunTrust ABL revolver contains certain customary non-financial covenants, including a negative covenant that prohibits us from creating, incurring or assuming any liens, mortgages, pledges, security interests or other similar arrangements against the property, plant and equipment of the refinery, subject to customary exceptions for certain permitted liens. Additionally, under the terms of the SunTrust revolver, Refining and its subsidiaries are subject to certain covenants customary for credit facilities of this type that limit their ability to, subject to certain exceptions as defined in the credit agreement, remit cash to, distribute assets to, or make investments in entities other than Refining and its subsidiaries. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares, in respect of Refining’s and its subsidiaries’ equity. Additionally, Refining and its subsidiaries are limited in their ability to make investments, including extensions of loans or advances to, or acquisition of equity interests in, or guarantees of obligations of, any other entities.

On February 23, 2010, we entered into a new, four-year, $300.0 million ABL revolving credit facility with a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent, and simultaneously repaid and terminated our SunTrust ABL revolver. Please refer to Note 21, Subsequent Events, for more information.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The revolver bears interest based on predetermined pricing grids that allow us to choose between “Base Rate” or “Eurodollar” rate loans. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply LP. As of December 31, 2009, we had $42.5 million outstanding borrowings under the facility at a weighted average borrowing rate of 4.4%. We also had letters of credit issued under the facility of $10.0 million as of December 31, 2009. Amounts available under the Fifth Third revolver as of December 31, 2009 were approximately $22.5 million.

Under the terms of the credit agreement, Marketing and its subsidiaries are subject to certain covenants customary for credit facilities of this type that limit their ability to, subject to certain exceptions as defined in the credit agreement, remit cash to, distribute assets to, or make investments in entities other than Marketing and its subsidiaries. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares, in respect of Marketing’s and its subsidiaries’ equity. Additionally, Marketing and its subsidiaries are limited in their ability to make investments, including extensions of loans or advances to, or acquisition of equity interests in, or guarantees of obligations of, any other entities.

We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of December 31, 2009.

Lehman Credit Agreement

On March 30, 2007, Delek entered into a credit agreement with Lehman Commercial Paper Inc. (LCPI) as administrative agent. Through March 30, 2009, LCPI remained the administrative agent under this facility. The credit agreement provided for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the costs for the Calfee acquisition in April 2007. In December 2008, a related party to the borrower, Delek Finance, Inc., purchased a participating stake in the loan outstanding as permitted under the terms of the agreement. At a consolidated level, this resulted in a gain of $1.6 million on the extinguishment of debt. The loans matured on March 30, 2009 and the facility was repaid in full on the maturity date.

Promissory Notes

On July 27, 2006, Delek executed a three year promissory note in favor of Bank Leumi USA (Bank Leumi) in the amount of $30.0 million (2006 Leumi Note). The proceeds of this note were used to fund an acquisition and working capital needs. On June 23, 2009, this note was amended to extend the maturity date to January 3, 2011 and require quarterly principal amortization in amounts of $2.0 million beginning on April 1, 2010, with a balloon payment of the remaining principal amount due at maturity. As amended, the note bears interest at the greater of a

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

fixed spread over 3 month LIBOR or an interest rate floor of 4.5%. The amendment also implemented certain financial and non-financial covenants and requires a perfected collateral pledge of Delek’s shares in Lion Oil by January 4, 2010. The shares pledged secure Delek debt obligations outstanding on January 4, 2010 under all current promissory notes from Bank Leumi as well as current promissory notes from the Israel Discount Bank of New York (IDB) on a pari passu basis in accordance with the terms of an intercreditor agreement and the stock pledge agreements executed on June 23, 2009 between Bank Leumi, IDB, and Delek. The pledge of the shares under this note was completed by January 4, 2010. As of December 31, 2009, the weighted average borrowing rate for amounts borrowed under this note was 4.5%. We are required to comply with certain financial and non-financial covenants under the 2006 Leumi Note, as amended. We believe we were in compliance with all covenant requirements as of December 31, 2009.

On May 12, 2008, Delek executed a second promissory note in favor of Bank Leumi for $20.0 million, maturing on May 11, 2011 (2008 Leumi Note). The proceeds of this note were used to reduce short term debt and for working capital needs. This note was amended in December 2008 to change the financial covenant calculation methodology and applicability. The note was further amended on June 23, 2009 to require quarterly principal amortization in the amount of $1.0 million beginning on July 1, 2010, with a balloon payment of the remaining principal amount due at maturity. The amendment also modified certain financial and non-financial covenants and required the perfected collateral pledge of Delek’s shares in Lion Oil by January 4, 2010, as discussed above. The pledge of shares under this note was completed by January 4, 2010. As amended, the note bears interest at the greater of a fixed spread over LIBOR for periods of 30 or 90 days, as elected by the borrower, or an interest rate floor of 4.5%. As of December 31, 2009, the weighted average borrowing rate for amounts borrowed under this note was 4.5%. We are required to comply with certain financial and non-financial covenants under the note, as amended. We believe we were in compliance with all covenant requirements as of December 31, 2009.

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of IDB (2006 IDB Note). The proceeds of this note were used to repay the then existing promissory notes in favor of IDB and Bank Leumi. On December 30, 2008, the 2006 IDB Note was amended and restated. As amended and restated, the 2006 IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $1.25 million beginning on March 31, 2010, with a balloon payment of remaining principal amount due at maturity. The amendment also introduced certain financial and non-financial covenants. The 2006 IDB Note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. Additionally, on June 23, 2009, Delek agreed to pledge its shares in Lion Oil by January 4, 2010, to secure its obligations under the 2006 IDB Note, in pari passu with certain other notes, as discussed above. The pledge of shares under this note was completed by January 4, 2010. As of December 31, 2009, the weighted average borrowing rate for amounts borrowed under the 2006 IDB Note was 5.0%. We believe we were in compliance with all covenant requirements as of December 31, 2009.

On December 30, 2008, Delek executed a second promissory note in favor of IDB for $15.0 million (2008 IDB Note). The proceeds of this note were used to repay the then existing note in favor of Delek Petroleum Ltd. (Delek Petroleum). On December 24, 2009, the 2008 IDB Note was amended and restated. As amended and restated, the 2008 IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $0.75 million beginning on March 31, 2010, with a balloon payment of remaining principal amount due at maturity. The note bears interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. Additionally, on June 23, 2009, Delek agreed to pledge its shares in Lion Oil by January 4, 2010 to secure its obligations under the 2008 IDB Note, in pari passu with certain other notes, as discussed above. The pledge of shares under this note was completed by January 4, 2010. As of December 31, 2009, the weighted average borrowing rate for amounts borrowed under the note was 5.0%. We are required to comply with certain financial and non-financial covenants under the note. We believe we were in compliance with all covenant requirements as of December 31, 2009.

On September 29, 2009, Delek executed a promissory note in favor of Delek Petroleum, an Israeli corporation controlled by our beneficial majority stockholder, Delek Group, in the amount of $65.0 million for general

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

corporate purposes. The note matures on October 1, 2010 and bears interest at 8.5% (net of any applicable withholding taxes) payable on a quarterly basis. Additionally, the lender has the option, any time after December 31, 2009, to elect a one-time adjustment to the functional currency of the principal amount. The note also provides the lender the option to make a one-time adjustment to the interest rate during the term of the note, provided, however, that the effect of such adjustment cannot exceed the then prevailing market interest rate. The note is unsecured and contains no covenants. The loan is prepayable at the borrower’s election in whole or in part at any time without penalty or premium.

Reliant Bank Revolver

On March 28, 2008, we entered into a revolving credit agreement with Reliant Bank, a Tennessee bank, headquartered in Brentwood, Tennessee. The credit agreement provides for unsecured loans of up to $12.0 million. As of December 31, 2009, we had no amounts outstanding under this facility. The facility matures on March 28, 2011 and bears interest at a fixed spread over the 30 day LIBOR rate. This agreement was amended in September 2008 to conform certain portions of the financial covenant definition to those contained in some of our other credit agreements. We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of December 31, 2009.

Restricted Net Assets

Some of Delek’s subsidiaries have restrictions in their respective credit facilities limiting their use of certain assets, as has been discussed above. The total amount of our subsidiaries’ restricted net assets as of December 31, 2009 was $316.2 million.

Letters of Credit

As of December 31, 2009, Delek had in place letters of credit totaling approximately $123.9 million with various financial institutions securing obligations with respect to its workers’ compensation self-insurance programs, as well as purchases of crude oil for the refinery, gasoline and diesel for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities as of December 31, 2009.

Annual Maturities of Debt Instruments

Principal maturities of Delek’s existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2009 (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total

Senior secured credit facility — term loan	$1.7	$79.7	$—	$—	$—	$—	$81.4
Senior secured credit facility — revolver	—	32.4	—	—	—	—	32.4
Fifth Third — revolver	—	—	42.5	—	—	—	42.5
Promissory notes	81.0	79.0	—	—	—	—	160.0
Capital lease obligations	—	0.1	0.1	0.1	0.1	0.4	0.8

Total	$82.7	$191.2	$42.6	$0.1	$0.1	$0.4	$317.1

Interest-Rate Derivative Instruments

Delek had interest rate cap agreements in place totaling $60.0 million and $73.8 million of notional principal amounts as of December 31, 2009 and December 31, 2008, respectively. These agreements are intended to

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, the fair value of the derivatives is recorded in other non-current assets in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in July 2010. The estimated fair values of our interest rate derivatives as of both December 31, 2009 and December 31, 2008 were nominal.

In accordance with ASC 815 we recorded non-cash expense representing the change in estimated fair value of the interest rate cap agreements of nominal amounts and $1.0 million for the years ended December 31, 2009 and December 31, 2008, respectively.

While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in future transactions.

12.	Stock-Based Compensation

Employment Agreement

On September 25, 2009, we entered into an employment agreement with our President and Chief Executive Officer, Mr. Yemin, which contains a deferred compensation element. Under the terms of the Agreement, Mr. Yemin was granted 1,850,040 Stock Appreciation Rights (“SARs”) under the Plan on September 30, 2009. The SARs vest over a period of approximately four years. 640,440 of the SARs are subject to a base price of $8.57 per share (the fair market value at the date of grant), 246,400 SARs each are subject to base prices of $12.40, $13.20, $14.00, and $14.80 per share and the remaining 224,000 SARs are subject to a base price of $15.60 per share. The SARs will expire upon the earlier of the first anniversary of Mr. Yemin’s termination of employment or October 31, 2014 (the first anniversary of the expiration of the agreement). The SARs may be settled in shares of common stock or cash at Delek’s sole discretion.

Effective May 1, 2004, Delek entered into an employment agreement with its President and Chief Executive Officer, Mr. Yemin, which contains a deferred compensation element. Pursuant to the employment agreement, Mr. Yemin was granted share purchase rights that upon completion of an initial public offering of Delek’s common stock permitted him to purchase, subject to certain vesting requirements, up to five percent of Delek’s outstanding shares, or 1,969,493 shares immediately prior to the completion of the initial public offering at an exercise price of $2.03.

Upon completion of Delek’s initial public offering of common stock on May 6, 2006, Mr. Yemin was immediately vested in 787,797 of these shares. In the remainder of 2006, Mr. Yemin vested in an additional 262,599 shares and in the years ended December 31, 2007, 2008 and 2009, he vested in an additional 393,900, 394,688 and 130,509 shares, respectively. Mr. Yemin made two cashless exercises and immediate sales of shares. In December 2006, he sold 250,000 shares and in August 2007, he sold 400,000 shares. As of December 31, 2009, Mr. Yemin had the right to purchase 1,319,493 vested shares and these share purchase rights were scheduled to expire on April 30, 2010.

On February 21, 2010, Mr. Yemin exercised the 1,319,493 share purchase rights in connection with a net share settlement. As a result, 638,909 shares of common stock were issued to him and 680,584 shares of common stock were withheld as a partial cashless exercise and to pay withholding taxes. Mr. Yemin has exercised all of his share purchase rights under this agreement.

2006 Long-Term Incentive Plan

In April 2006, Delek’s Board of Directors adopted the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (the “Plan”) pursuant to which Delek may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards of up to 3,053,392 shares of Delek’s common stock to certain

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates. The options granted under the Plan are generally granted at market price or higher. All of the options granted require continued service in order to exercise the option except that vesting of stock-based awards granted to two executive employees could, under certain circumstances, accelerate upon termination of their employment.

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

	2009 Grants	2009 Grants	2009 Grants	2008 Grants	2008 Grants
	(Graded Vesting)	(Cliff Vesting)	(SARs)	(Graded Vesting)	(Cliff Vesting)
	3-4 Years	4 Years	4 Years	3-5 Years	4 Years

Expected Volatility	34.73%-37.78%	35.31%-37.22%	35.39%	33.80%-38.95%	33.56%-38.19%
Dividend Yield	1.00%	1.00%	—	1.00%	1.00%
Expected Term	6.0-6.25 years	7.0 years	N/A	7.0 years	6.0-6.5 years
Risk Free Rate	0.06%-3.53%	0.06%-3.53%	0.06%-3.31%	0.11%-3.99%	0.11%-3.99%
Fair Value	$2.85	$0.98	$2.51	$2.48	$2.01

					May 2004
	2007 Grants	2007 Grants	2006 Grants	2006 Grants	Grant
	(Graded Vesting)	(Cliff Vesting)	(Graded Vesting)	(Cliff Vesting)	(5-Year
	3-5 Years	4 Years	3-5 Years	4 Years	Graded Vesting)

Expected Volatility	31.12%-33.12%	31.20%-32.98%	31.44%-31.96%	31.46%-31.91%	31.60%
Dividend Yield	1.00%	1.00%	1.00%	1.00%	—
Expected Term	6.0 years	7.0 years	6.0-6.5 years	7.0 years	4.5 years
Risk Free Rate	3.05%-4.15%	3.05%-4.15%	4.74%-5.02%	4.50%-5.03%	3.85%
Fair Value	$7.83	$6.22	$5.91	$4.87	$0.67

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Option Activity

The following table summarizes the stock option activity for Delek for the years ended December 31, 2009, 2008 and 2007:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(Years)	(In millions)

Options outstanding, December 31, 2006	3,372,445	$9.62
Granted	503,668	$23.94
Exercised	(592,909)	$6.60
Forfeited	(205,626)	$18.82

Options outstanding, December 31, 2007	3,077,578	$11.93
Granted	357,300	$17.64
Forfeited	(302,162)	$19.43

Options outstanding, December 31, 2008	3,132,716	$11.86
Granted	1,447,285	$8.98
Exchanged	(1,398,641)	$19.35
Forfeited	(211,860)	$17.60

Options outstanding, December 31, 2009	2,969,500	$6.52	4.3	$8.1

Vested options exercisable, December 31, 2009	1,319,493	$2.03	—	$7.9

The aggregate intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of the options exercised during the year ended December 31, 2007 was $9.0 million. Cash received from option exercises during the year ended December 31, 2007 was $3.9 million, and the actual tax benefit realized for tax deductions from option exercises totaled $3.8 million. There were no options exercised during the years ended December 31, 2009 or 2008. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is determined based on the closing price of Delek’s common stock on grant date. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2009 was $8.94.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the RSU activity for Delek for the years ended December 31, 2009, 2008 and 2007:

		Weighted-
	Number of	Average
	RSUs	Grant Price

Non-vested RSUs, December 31, 2006	75,000	$15.56
Granted	4,500	$23.50
Vested	(17,125)	$15.59

Non-vested RSUs, December 31, 2007	62,375	$16.12
Granted	4,500	$11.28
Vested	(15,500)	$15.76
Forfeitures	(2,500)	$15.15

Non-vested RSUs, December 31, 2008	48,875	$15.84
Granted	109,500	$8.94
Vested	(18,500)	$15.42
Forfeited	(3,250)	$15.15

Non-vested RSUs, December 31, 2009	136,625	$10.38

Stock Appreciation Rights

The fair value of SARs is determined using a Monte-Carlo simulation model, based on the assumptions disclosed in the table above. The weighted-average grant date fair value of the 1,850,040 SARs granted during the year ended December 31, 2009 was $2.51. The weighted average exercise price of the SARs granted during the year ended December 31, 2009 was $12.10. There were no SARs exercised, vested or forfeited during the year ended December 31, 2009.

Compensation Expense Related to Equity-based Awards

Compensation expense for the equity-based awards amounted to $4.0 million ($2.7 million, net of taxes), $3.7 million ($2.4 million, net of taxes) and $3.3 million ($2.4 million, net of taxes) for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. We also recognized a total income tax benefit for share-based compensation arrangements of $3.8 million for the year ended December 31, 2007. There was a nominal income tax benefit for share-based arrangements for the years ended December 31, 2009 and 2008.

As of December 31, 2009, there was $6.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.1 years.

13.	Segment Data

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of December 31, 2009, we had 442 stores in total consisting of, 239 located in Tennessee, 93 in Alabama, 81 in Georgia, 13 in Arkansas and 9 in Virginia. The remaining 7 stores are located in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names MAPCO Express®, MAPCO Mart®, Discount Food Marttm, Fast Food and Fueltm, Favorite Markets® and East Coast® brands. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.

Our refining business has a services agreement with our marketing segment, which among other things, required it to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $11.0 million, $13.8 million and $14.7 million in the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, in April 2009, the refining segment began paying crude transportation and storage fees to the marketing segment, relating to the utilization of certain crude pipeline assets. These fees were $6.6 million during the year ended December 31, 2009. During the year ended December 31, 2009, refining sold finished product to marketing in the amount of $5.4 million. There were no such sales during the years ended December 31, 2008 or 2007. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and for the Year Ended December 31, 2009
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$887.7	$1,421.5	$356.8	$0.7	$2,666.7
Intercompany marketing fees and sales	(5.6)	—	17.6	(12.0)	—
Operating costs and expenses:
Cost of goods sold	809.6	1,240.8	349.5	(5.8)	2,394.1
Operating expenses	85.9	138.5	1.2	(6.6)	219.0
Impairment of goodwill	—	7.0	—	—	7.0
Insurance proceeds — business interruption	(64.1)	—	—	—	(64.1)
Property damage proceeds, net	(40.3)	—	—	—	(40.3)

Segment contribution margin	$91.0	$35.2	$23.7	$1.1	151.0

General and administrative expenses					64.3
Depreciation and amortization					52.4
Loss on disposal of assets					2.9

Operating income					$31.4

Total assets	$573.8	$430.0	$62.3	$156.9	$1,223.0

Capital spending (excluding business combinations)	$155.1	$14.3	$0.5	$0.1	$170.0

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	As of and for the Year Ended December 31, 2008
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$2,105.6	$1,885.7	$731.7	$0.7	$4,723.7
Intercompany marketing fees and sales	(13.8)	—	13.8	—	—
Operating costs and expenses:
Cost of goods sold	1,921.3	1,673.4	721.2	(7.8)	4,308.1
Operating expenses	96.9	142.9	1.0	—	240.8
Impairment of goodwill	—	11.2	—	—	11.2

Segment contribution margin	$73.6	$58.2	$23.3	$8.5	163.6

General and administrative expenses					57.0
Depreciation and amortization					41.3
Gain on sales of assets					(6.8)

Operating income					$72.1

Total assets	$348.4	$464.8	$55.3	$148.7	$1,017.2

Capital spending (excluding business combinations)	$82.9	$18.6	$0.9	$—	$102.4

	As of and for the Year Ended December 31, 2007
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$1,709.0	$1,672.9	$611.9	$0.4	$3,994.2
Intercompany marketing fees and sales	(14.7)	—	14.7	—	—
Operating costs and expenses:
Cost of goods sold	1,460.2	1,482.2	596.9	—	3,539.3
Operating expenses	82.2	130.1	1.0	0.5	213.8

Segment contribution margin	$151.9	$60.6	$28.7	$(0.1)	241.1

General and administrative expenses					54.1
Depreciation and amortization					32.1
Gain on forward contract activities					(0.1)

Operating income					$155.0

Total assets	$380.9	$517.9	$93.5	$252.0	$1,244.3

Capital spending (excluding business combinations)	$61.6	$23.3	$0.3	$2.0	$87.2

(1)	Retail operating results for 2008 and 2007 have been restated to reflect the reclassification of the remaining nine Virginia stores to normal operations.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Fair Value Measurements

ASC 820 defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We elected to implement this statement with the one-year deferral permitted by ASC 820 for non-financial assets and non-financial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to non-financial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We adopted ASC 820 for non-financial assets and non-financial liabilities measured at fair value effective January 1, 2009. This adoption did not impact our consolidated financial statements.

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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2009, was (in millions):

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$—	$9.7	$—	$9.7
Liabilities
Commodity derivatives	—	(7.3)	—	(7.3)

Net assets (liabilities)	$—	$2.4	$—	$2.4

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted, where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of December 31, 2009 and December 31, 2008, respectively, $2.7 million and $26.9 million of net derivative positions are included in other current assets on the accompanying consolidated balance sheets. As of December 31, 2009, $0.3 million of cash collateral is held by counterparty brokerage firms. These amounts have been netted with the net derivative positions with each counterparty.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Derivative Instruments

From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and

•	To limit the exposure to floating-rate fluctuations on current borrowings.

We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the years ended December 31, 2009 and 2008.

Swaps

In December 2007, in conjunction with providing E-10 products in our retail markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade, which fixed the purchase price of ethanol for a predetermined number of gallons at future dates from April 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the NYMEX, which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from April 2008 through December 2009. Delek recognized gains of $4.9 million and $0.5 million, respectively, during the years ended December 31, 2008 and 2007, which were included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. There were no gains or losses recognized on these swaps during year ended December 31, 2009. As of December 31, 2009 and December 31, 2008, total unrealized gains of $0.3 million and $4.3 million, respectively, are held as other current assets on the accompanying consolidated balance sheets.

In March 2008, we entered into a series of OTC swaps based on the future price of West Texas Intermediate Crude (“WTI”) as quoted on the NYMEX which fixed the purchase price of WTI for a predetermined number of barrels at future dates from July 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of Ultra Low Sulfur Diesel (“ULSD”) as quoted on the Gulf Coast ULSD PLATTS which fixed the sales price of ULSD for a predetermined number of gallons at future dates from July 2008 through December 2009.

In accordance with ASC 815, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the years ended December 31, 2009 and 2008, we recognized gains of $9.6 million and $13.8 million, respectively, which are included as an adjustment to cost of goods sold in the consolidated statement of operations as a result of the discontinuation of these cash flow hedges. For the year ended December 31, 2008, Delek recorded unrealized losses as a component of other comprehensive income of $0.9 million ($0.6 million, net of deferred taxes) related to the change in the fair value of these swaps. As of December 31, 2008, Delek had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $0.6 million associated with these hedges. The fair value of these contracts in accumulated other comprehensive income was recognized in income as the positions were closed and the hedged transactions were recognized in income. There were no unrealized gains or losses remaining in accumulated other comprehensive income as of December 31, 2009. As of December 31, 2009 and December 31, 2008, total unrealized gains of $2.0 million and $11.6 million, respectively, are held as other current assets on the accompanying consolidated balance sheets.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Forward Fuel Contracts

From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized (losses) gains of $(2.1) million, $5.7 million and $0.5 million, respectively, during the years ended December 31, 2009, 2008 and 2007 which are included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. As of December 31, 2009 and December 31, 2008, total unrealized gains (losses) of $0.1 million and $(0.8) million, respectively, are held as other current assets (liabilities) on the accompanying consolidated balance sheets.

Options

In the first quarter of 2008, Delek entered into a put option with a major financial institution that fixes the sales price of crude oil for a predetermined number of units, which settled in December 2008. Delek recorded a realized gain of $2.8 million during the year ended December 31, 2008, which is included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. There were no option contracts outstanding during the years ended December 31, 2009 or 2007.

Futures Contracts

From time to time, Delek enters into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized (losses) gains of $(0.5) million and $14.3 million, respectively, during the years ended December 31, 2009 and 2008, which are included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. There were no gains or losses recognized on futures contracts during the year ended December 31, 2007. As of December 31, 2008, total unrealized gains of $0.1 million were held as other current assets on the accompanying consolidated balance sheets. There were no futures contracts outstanding as of December 31, 2009.

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

Due to the suspension of operations at the refinery in November 2008, Delek was unable to take delivery under the refining contracts covering the period of the refinery shutdown and settled these contracts net with the vendors, even though no net settlement provisions exist. Therefore, Delek discontinued the normal purchase exemption under ASC 815 for the refining contracts covering the periods from January 2009 through April 2009. Delek has recognized losses of $2.0 million relating to the market value of these contracts for the year ended December 31, 2009. There were no futures contracts recorded at fair value under ASC 815 during the years ended December 31, 2008 or 2007. As of December 31, 2008, total unrealized gains of $5.4 million were held as other current assets on the accompanying consolidated balance sheet. There were no outstanding contracts as of December 31, 2009.

Interest Rate Instruments

From time to time, Delek enters into interest rate swap and cap agreements that are intended to economically hedge floating rate debt related to our current borrowings. These interest rate derivative instruments are discussed in conjunction with our long term debt in Note 11.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Delek’s deferred tax assets and liabilities, reported separately in the accompanying consolidated financial statements, as of December 31, 2009 and 2008 are as follows (in millions):

	December 31,
	2009	2008

Current Deferred Taxes:
Self-insurance accruals	$2.7	$2.4
Other accrued reserves	(0.2)	0.8

Total current deferred tax assets	2.5	3.2

Non-current Deferred Taxes:
Depreciation and amortization	(104.9)	(75.0)
Net operating loss carryforwards	2.5	2.4
Straight-line lease expense	1.7	1.6
ASC 718 stock compensation	4.4	2.9
ASC 815 derivatives	0.1	(8.6)
Minority investment	3.4	3.4
ARO liability	1.2	1.1
Deferred revenues	(17.7)	0.6
Environmental reserves	1.1	0.9
Other	0.6	1.4
Valuation allowance	(2.9)	(1.8)

Total non-current deferred tax liabilities	(110.5)	(71.1)

	$(108.0)	$(67.9)

The total current deferred tax assets and liabilities are $3.0 million and $(0.5) million, respectively, as of December 31, 2009 and $3.3 million and $(0.1) million, respectively, as of December 31, 2008. The total non-current deferred tax assets and liabilities, excluding the valuation allowance, are $15.2 million and $(122.8) million, respectively as of December 31, 2009 and $14.4 million and $(83.7) million, respectively as of December 31, 2008.

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income from continuing operations is attributable to the following (in millions):

	Year Ended December 31,
	2009	2008	2007

Provision for federal income taxes at statutory rate	$1.9	$15.1	$45.7
State income taxes, net of federal tax provision	—	1.3	0.7
Credits	(0.6)	(0.3)	(12.7)
Goodwill impairment	0.6	2.8	—
Valuation allowance	1.1	0.6	0.2
Other items	0.1	(0.9)	1.1

Income tax expense	$3.1	$18.6	$35.0

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Income tax expense from continuing operations is as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Current	$(35.6)	$7.5	$24.7
Deferred	38.7	11.1	10.3

	$3.1	$18.6	$35.0

Deferred income tax expense above is reflective of the changes in deferred tax assets and liabilities during the current period.

During the year ended December 31, 2009, Delek recorded an increase to the valuation allowance in the amount of $1.1 million related to certain state net operating loss carryforwards.

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

At December 31, 2009, Delek has no federal net operating loss carryforwards and will be carrying back current year losses to recover taxes paid in prior years in excess of $35.0 million. Delek does continue to carry $0.6 million of federal tax credit carryforwards. State net operating loss carryforwards at December 31, 2009, totaled $75.6 million which were subject to a 100% valuation allowance and which include $9.5 million related to non-qualified stock option deductions. Delek has $1.1 million of state net operating losses that are set to expire between 2011 and 2012. Remaining net operating losses will begin expiring in 2017-2029. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

In 2007, Delek adopted certain provisions of ASC 740 relating to uncertain tax positions, which provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. ASC 740 requires the elimination of the income tax benefits associated with any income tax position where it is not “more likely than not” that the position would be sustained upon examination by the taxing authorities. The adoption of ASC 740 required an adjustment to retained earnings for the tax benefit of any uncertain tax position existing prior to January 1, 2007. Delek’s cumulative retained earnings adjustment was in the amount of $0.1 million for federal and state unrecognized tax benefits including penalties and interest, net of federal and state tax benefits. During the year ending December 31, 2009 an additional $0.2 million of unrecognized tax benefits were recorded, while $(1.1) million of unrecognized tax benefits were settled.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Increases and decreases to the beginning balance of unrecognized tax benefits during the year ended December 31, 2009 were as follows:

	Federal	State
	Unrecognized	Unrecognized
	Benefit	Benefit	Total

Beginning of period unrecognized benefit	$1.2	$0.1	$1.3
Net increase from current period tax positions	—	0.2	0.2
Decreases related to settlements of tax positions	(1.1)	—	(1.1)

End of period unrecognized benefits	$0.1	$0.3	$0.4

The amount of the unrecognized benefit above that if recognized would change the effective tax rate is $0.3 million.

There was a net decrease of $(1.1) million to the liability for unrecognized tax benefits related to timing differences during the year ended December 31, 2009, which also resulted in the increase of a corresponding deferred tax asset. This decrease in the unrecognized tax benefits resulted from settlement of the IRS audits covering years ended December 31, 2005 and December 31, 2006, as well as filing accounting method changes to settle uncertain positions.

During 2008, Delek increased its liability for unrecognized tax benefits due to a tax law change enacted at the end of 2007, but was retroactive for two prior year filings. Delek amended its 2007 federal income tax return, which resulted in the settlement of $3.3 million of unrecognized tax benefits.

Uncertain tax positions have been examined by Delek for any material changes in the next 12 months and none are expected.

17.	Commitments and Contingencies

Litigation

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee related matters. In addition, certain private parties who claim they were adversely affected by this incident have commenced litigation against us. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

Self-insurance

Delek is self-insured for employee medical claims up to $0.1 million per employee per year.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

used, released or disposed, or that relate to pre-existing conditions for which we have assumed responsibility. While it is often difficult to quantify future environmental-related expenditures, Delek anticipates that continuing capital investments will be required for the foreseeable future to comply with existing regulations.

We have recorded a liability of approximately $7.5 million as of December 31, 2009 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler refinery. This liability includes estimated costs for on-going investigation and remediation efforts for known contamination of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $2.2 million of the liability is expected to be expended over the next 12 months with the remaining balance of $5.3 million expendable by 2022.

In late 2004, the prior refinery owner began discussions with the United States Environmental Protection Agency (“EPA”) Region 6 and the United States Department of Justice (“DOJ”) regarding certain Clean Air Act (“CAA”) requirements at the refinery. Under the agreement by which we purchased the Tyler refinery, we agreed to be responsible for all cost of compliance under the settlement. The prior refinery owner expected to settle the matter with the EPA and the DOJ by the end of 2005; however, the negotiations were not finalized until July 2009. A consent decree was entered by the Court and became effective on September 23, 2009. The consent decree does not allege any violations by Delek subsequent to the purchase of the refinery and the prior owner was responsible for payment of the assessed penalty. The capital projects required by the consent decree have either been completed (such as a new electrical substation to increase operational reliability and additional sulfur removal capacity to address upsets) or will not have a material adverse effect upon our future financial results. In addition, the consent decree requires certain on-going operational changes. We believe any costs resulting from these changes will not have a material adverse effect upon our business, financial condition or operations.

In October 2007, the Texas Commission on Environmental Quality (“TCEQ”) approved an Agreed Order that resolved alleged violations of certain air rules that had continued after the Tyler refinery was acquired. The Agreed Order required the refinery to pay a penalty and fund a Supplemental Environmental Project for which we had previously reserved adequate amounts. In addition, the refinery was required to implement certain corrective measures, which the company completed as specified in Agreed Order Docket No. 2006-1433-AIR-E, with one exception that will be completed in early 2010. In a letter dated July 31, 2009, the TCEQ confirmed that Delek is no longer required to install a continuous emission monitoring system (“CEMS”) on the wastewater flare at the Tyler refinery under the Agreed Order due to an amendment to the EPA regulation, on which the requirement was based.

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

The EPA has issued final rules for gasoline formulation that will require the reduction of average benzene content by January 1, 2011 and the reduction of maximum benzene content by July 1, 2012. It may be necessary for us to purchase credits to comply with these content requirements and there can be no assurance that such credits will be available or that we will be able to purchase available credits at reasonable prices.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Energy Policy Act of 2005 requires increasing amounts of renewable fuel to be incorporated into the gasoline pool through 2012. Under final rules implementing this Act (the Renewable Fuel Standard), the Tyler refinery is classified as a small refinery exempt from renewable fuel standards through 2010. The Energy Independence and Security Act of 2007 (“EISA”) increased the amounts of renewable fuel required by the Energy Policy Act of 2005. A rule proposed by EPA to implement EISA (referred to as the Renewable Fuel Standard — 2) would require us to displace increasing amounts of refined products with biofuels beginning with approximately 7.5% in 2011 and escalating to approximately 18% in 2022. The proposed rule could cause decreased crude runs and materially affect profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products. Although temporarily exempt from this rule, the Tyler refinery began supplying an E-10 gasoline-ethanol blend in January 2008.

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

In June 2007, OSHA announced that, under a National Emphasis Program (“NEP”) addressing workplace hazards at petroleum refineries, it would conduct inspections of process safety management programs at approximately 80 refineries nationwide. OSHA conducted an NEP inspection at our Tyler, Texas refinery between February and August of 2008 and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the NEP citations. Between November 2008 and May 2009, OSHA conducted another inspection at our Tyler refinery as a result of the explosion and fire that occurred there and issued citations assessing an aggregate penalty of approximately $0.2 million. We are also contesting these citations and do not believe that the outcome of any pending OSHA citations (whether alone or in the aggregate) will have a material adverse effect on our business, financial condition or results of operations.

In addition to OSHA, the Chemical Safety Board (“CSB”) and the EPA have requested information pertaining to the November 2008 incident. The EPA is currently conducting an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Letters of Credit

As of December 31, 2009, Delek had in place letters of credit totaling approximately $123.9 million with various financial institutions securing obligations with respect to its workers’ compensation self-insurance programs, as well as purchases of crude oil for the refinery, gasoline and diesel for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at December 31, 2009.

Operating Leases

Delek leases land, buildings, equipment and corporate office space under agreements expiring at various dates through 2032 after considering available renewal options. Many of these leases contain renewal options and require Delek to pay executory costs (such as property taxes, maintenance, and insurance). Lease expense for all operating leases for the years ended December 31, 2009, 2008 and 2007 totaled $16.9 million, $14.7 million, and $13.3 million, respectively.

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2009 (in millions):

2010	$14.0
2011	11.6
2012	8.4
2013	6.4
2014	4.0
Thereafter	13.9

Total future minimum rentals	$58.3

18.	Employees

Workforce

A portion of our workforce in the refining segment is represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. As of December 31, 2009 and 2008, respectively, 155 and 149 operations and maintenance hourly employees, respectively, and 39 and 40 truck drivers, respectively, at the refinery were represented by the union and covered by collective bargaining agreements which run through January 31, 2012. None of our employees in our marketing or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

401(k) Plan

We sponsor a voluntary 401(k) Employee Retirement Savings Plan for eligible employees administered by Fidelity Management Trust Company. Employees must be at least 21 years of age and have 60 days of service to be eligible to participate in the plan. Employee contributions are matched on a fully-vested basis by us up to a maximum of 6% of eligible compensation. Eligibility for the company matching contribution begins on the first of the month following one year of employment. For the years ended December 31, 2009, 2008 and 2007, the 401(k) expense recognized was $1.7 million, $1.6 million, and $1.5 million respectively.

19.	Related Party Transactions

At December 31, 2009, Delek Group Ltd. owned approximately 74.0% of our outstanding common stock. As a result, Delek Group Ltd. and its controlling shareholder, Mr. Sharon (“Tshuva”), will continue to control the

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

On September 29, 2009, Delek executed a promissory note in favor of Delek Petroleum, Ltd., an Israeli corporation controlled by our indirect majority stockholder, Delek Group, Ltd (“Delek Petroleum”) in the amount of $65.0 million. The note matures on October 1, 2010 and bears interest at 8.5% (net of any applicable withholding taxes) payable on a quarterly basis. Additionally, the lender has the option, any time after December 31, 2009, to elect a one-time adjustment to the functional currency of the principal amount. The note also provides the lender the option to make an adjustment to the interest rate, once during the note life, but that adjustment cannot exceed the then prevailing market interest rate. The note is unsecured. The loan is prepayable in whole or in part at any time without penalty or premium at the borrower’s election.

In December 2008, Delek Finance, Inc., a wholly-owned subsidiary of Delek, borrowed $15 million from Delek Petroleum. The interest rate was LIBOR + 4% and the debt was fully repaid on December 31, 2008.

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

On January 12, 2006, we entered into a consulting agreement with Charles H. Green, the father of one of our named executive officers, Frederec Green. Under the terms of the agreement, Charles Green provides assistance and guidance, primarily in the area of electrical reliability, at our Tyler refinery, and is paid $100 per hour for services rendered. We paid a nominal amount, $0.1 million and $0.2 million for these services during the years ended December 31, 2009, 2008 and 2007, respectively.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Long-Term Incentive Plan. These options vest ratably over five years. The agreement continues in effect until terminated by either party upon six months advance notice to the other party.

20.	Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2009 and 2008 is summarized below. The quarterly financial information summarized below has been prepared by Delek’s management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ending
	March 31,	June 30,	September 30,	December 31,
	2009(1)(2)	2009(1)(2)	2009(2)	2009
	(Revised)	(Revised)

Net sales	$368.3	$613.3	$835.6	$849.5
Operating income (loss)	$2.7	$53.0	$(1.6)	$(22.7)
Net (loss) income from continuing operations	$(1.4)	$29.6	$(4.8)	$(21.1)
Basic (loss) earnings per share from continuing operations	$(0.03)	$0.55	$(0.09)	$(0.39)
Diluted (loss) earnings per share from continuing operations	$(0.03)	$0.54	$(0.09)	$(0.39)

	For the Three Month Periods Ending
	March 31,	June 30,	September 30,	December 31,
	2008(2)	2008(2)	2008(2)	2008(2)

Net sales	$1,191.4	$1,419.6	$1,433.9	$678.8
Operating income	$4.5	$10.7	$45.6	$11.3
Net (loss) income from continuing operations	$(5.3)	$3.6	$24.9	$1.4
Basic (loss) earnings per share from continuing operations	$(0.10)	$0.07	$0.46	$0.03
Diluted (loss) earnings per share from continuing operations	$(0.10)	$0.07	$0.46	$0.03

(1)	These amounts have been revised due to a misapplication of guidance associated with accounting for lower of cost or market (“LCM”) reserves when using the LIFO method of accounting for inventories. We recognized a reversal of a LCM reserve in the first quarter of 2009 in the amount of $4.8 million ($3.1 million, net of tax). The reversal should not have been recognized until the second quarter of 2009 when our refinery resumed operations and the related inventory was sold. This resulted in an overstatement of earnings in the first quarter and an understatement of earnings in the second quarter by the same amount. The 2009 annual results are not affected by this change.

(2)	Having reclassified the nine Virginia stores back to normal operations, the results of operations as shown on a quarterly basis for all periods above have been restated to reflect the results of the nine Virginia stores as income from continuing operations.

21.	Subsequent Events

Dividend Declaration

On February 10, 2010, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on March 18, 2010, to shareholders of record on February 25, 2010.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

ABL Revolver

Effective February 23, 2010, Delek Refining, Ltd., a wholly-owned subsidiary of Delek US Holdings, Inc., entered into a new $300 million ABL revolver with a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (“Wells ABL”). The Wells ABL is scheduled to mature on February 23, 2014 and it replaces the SunTrust ABL credit facility which had a maturity date of April 28, 2010, as discussed in Note 11.

The primary purpose of the Wells ABL is to support the working capital requirements of our petroleum refinery in Tyler, Texas. The Wells ABL includes (i) a $300 million revolving credit limit, (ii) a $30 million swing line loan sublimit, (iii) a $300 million letter of credit sublimit, and (iv) an accordion feature which permits an increase in facility size of up to $600 million subject to additional lender commitments. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as such is defined in the Wells ABL. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. The initial pricing for loans under the facility includes a margin of 4.0% above LIBOR for loans designated as LIBOR Rate Loans and 2.50% above the prime rate for loans designated as Base Rate Loans.

The lenders under the Wells ABL were granted a perfected, first priority security interest in all of our refining operations accounts receivable, general intangibles, letter of credit rights, deposit accounts, investment property, inventory, equipment and all products and proceeds thereof. The security interest in the equipment is limited to $50 million and will be subordinated or released under certain limited circumstances. Delek Refining, Inc. and Delek U.S. Refining GP, LLC, the limited and general partner of our refining subsidiary, respectively and Delek US Holdings are guarantors of the obligations under the Wells ABL, with the latter guaranty being limited to $15 million. The credit facility contains usual and customary affirmative and negative covenants for financings of this type including limitations at the refining subsidiary level on the incurrence of indebtedness, making of investments, creation of liens, disposition of property, making of restricted payments and transactions with affiliates.

Under the new facility, Wells Fargo Capital Finance, LLC and Bank of America, N.A., serve as co-collateral agents.

Exercise of Share Purchase Rights

On February 21, 2010, our president and chief executive officer, Ezra Uzi Yemin, exercised 1,319,493 share purchase rights in connection with a net share settlement. As a result, 638,909 shares of Common Stock were issued to him and 680,584 shares of Common Stock were withheld as a partial cashless exercise and to pay withholding taxes. The 1,319,493 share purchase rights represent the balance of the 1,969,493 share purchase rights granted to Mr. Yemin pursuant to his prior employment agreement and were scheduled to expire on April 30, 2010.

Subsequent Event Evaluation

We have evaluated subsequent events from December 31, 2009 through the date of the filing of this Form 10-K, the date the financial statements were issued. Other than disclosed above, no material subsequent events have occurred during this time which would require recognition in the consolidated financial statements or footnotes as of and for the year ended December 31, 2009.

SCHEDULE I

Delek US Holdings, Inc.
Parent Company Only

Condensed Balance Sheets

	December 31,
	2009	2008	2007
	(In millions, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$19.3	$0.9	$63.2
Short-term investments	—	—	16.7
Accounts receivable	—	0.4	—
Accounts receivable from subsidiaries	—	0.4	—
Interest receivable from subsidiaries	18.9	10.8	4.5
Income tax receivable	40.0	2.1	24.1
Other current assets	0.6	5.1	0.1

Total current assets	78.8	19.7	108.6

Property, plant and equipment:
Property, plant and equipment	2.1	2.0	2.0
Less: accumulated depreciation	(0.2)	(0.1)	—

Property, plant and equipment, net	1.9	1.9	2.0

Notes receivable from related parties	113.0	148.2	77.0
Minority investment	131.6	131.6	139.5
Investment in subsidiaries	348.8	324.9	300.9
Deferred tax asset	3.4	1.7	0.1
Other non-current assets	0.2	6.9	0.7

Total assets	$677.7	$634.9	$628.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.5	$0.3	$0.3
Accounts payable to subsidiaries	30.5	—	14.0
Note payable to related party	65.0	—	—
Note payable to subsidiary	—	17.3	—
Current portion of long-term debt and capital lease obligations	8.0	57.7	—
Accrued expenses and other current liabilities	0.5	0.3	0.5

Total current liabilities	104.5	75.6	14.8

Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	42.0	26.5	95.0
Note payable to subsidiary	—	—	6.5
Other non-current liabilities	0.2	—	—

Total non-current liabilities	42.2	26.5	101.5

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 53,700,570, 53,682,070 and 53,666,570 shares issued and outstanding at December 31, 2009, 2008 and 2007, respectively	0.5	0.5	0.5
Additional paid-in capital	281.8	277.8	274.1
Accumulated other comprehensive income	—	—	0.3
Retained earnings	248.7	254.5	237.6

Total shareholders’ equity	531.0	532.8	512.5

Total liabilities and shareholders’ equity	$677.7	$634.9	$628.8

The “Notes to Consolidated Financial Statements” of Delek US Holdings, Inc., beginning on page F-8 of this Form 10-K are an integral part of these condensed financial statements.

SCHEDULE I — (Continued)

Delek US Holdings, Inc.
Parent Company Only

Condensed Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(In millions, except shares and per share data)

Net sales	$—	$—	$—

Operating costs and expenses:
Cost of goods sold	(0.5)	(7.8)	—
General and administrative expenses	12.3	8.9	8.8
Depreciation and amortization	0.1	0.1	—
Gain on forward contract activities	—	—	(0.1)

Total operating costs and expenses	11.9	1.2	8.7

Operating loss	(11.9)	(1.2)	(8.7)

Interest expense	3.1	6.4	6.4
Interest income	(0.1)	(1.2)	(3.8)
Net interest income from related parties	(6.4)	(5.6)	(3.5)
Earnings from investment in subsidiaries(1)	(7.9)	(30.2)	(100.8)
Loss from minority investment	—	7.9	0.8
Other expenses, net	0.5	—	—

Total non-operating income	(10.8)	(22.7)	(100.9)

(Loss) income before income tax expense	(1.1)	21.5	92.2
Income tax benefit	(3.4)	(3.4)	(4.2)

Net income	$2.3	$24.9	$96.4

(1)	The earnings from investment in subsidiaries for the year ended December 31, 2009 includes a gain on extinguishment of debt of $1.6 million that was recognized in consolidation for the year ended December 31, 2008. The debt was extinguished by the consolidated entity in 2008; however, on a separate company basis, the extinguishment was not recognized by our subsidiary until 2009. See discussion of the Lehman Credit Agreement in Note 11 of the Notes to Consolidated Financial Statements herein.

The “Notes to Consolidated Financial Statements” of Delek US Holdings, Inc., beginning on page F-8 of this Form 10-K are an integral part of these condensed financial statements.

SCHEDULE I — (Continued)

Delek US Holdings, Inc.
Parent Company Only

Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Cash flows from operating activities:
Net income	$2.3	$24.9	$96.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	0.1	0.1	—
Amortization of deferred financing costs	0.5	0.8	0.4
Deferred income taxes	(1.7)	(1.3)	(0.2)
Loss from equity method investment	—	7.9	0.8
Stock-based compensation expense	0.2	0.4	0.3
Income from subsidiaries	(7.9)	(30.2)	(100.8)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	0.4	(0.4)	—
Inventories and other current assets	(33.4)	16.4	(21.6)
Receivables and payables from subsidiaries	22.8	(20.7)	13.3
Accounts payable and other current liabilities	0.4	(0.2)	0.2
Non-current assets and liabilities, net	6.6	(6.4)	(0.8)

Net cash used in operating activities	(9.7)	(8.7)	(12.0)

Cash flows from investing activities:
Purchases of short-term investments	—	(11.3)	(1,055.8)
Sales of short-term investments	—	28.0	1,112.3
Purchase of property, plant and equipment	(0.1)	—	(2.0)
Purchase of minority investment	—	—	(89.1)
Investment in subsidiaries	(15.2)	(12.0)	—
Dividends from subsidiaries	3.0	21.5	127.3
Net repayments (proceeds) of notes receivable from subsidiaries	35.2	(71.2)	(65.0)

Net cash provided by (used in) investing activities	22.9	(45.0)	27.7

Cash flows from financing activities:
Proceeds from revolver	68.5	11.0	—
Repayments on revolver	(75.0)	(4.5)	—
Proceeds from note payable to related party	65.0	—	—
Repayment on note payable to subsidiary	(17.3)	(6.5)	—
Proceeds from other debt instruments	—	20.0	65.0
Repayments on other debt instruments	(27.7)	(20.0)	—
Proceeds from exercise of stock options	—	—	3.9
Dividends paid	(8.1)	(8.0)	(28.5)
Deferred financing costs paid	(0.2)	(0.6)	(0.1)

Net cash provided by (used in) financing activities	5.2	(8.6)	40.3

Net increase (decrease) in cash and cash equivalents	18.4	(62.3)	56.0
Cash and cash equivalents at the beginning of the period	0.9	63.2	7.2

Cash and cash equivalents at the end of the period	$19.3	$0.9	$63.2

The “Notes to Consolidated Financial Statements” of Delek US Holdings, Inc., beginning on page F-8 of this Form 10-K are an integral part of these condensed financial statements.

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1*	Employment Agreement dated as of May 1, 2009 by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 6, 2009)
10	.2*	Amended and Restated Consulting Agreement, dated as of April 11, 2006, by and between Greenfeld-Energy Consulting, Ltd. and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.3*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.4		Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.5		Amended and Restated Credit Agreement, dated as of April 28, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several lenders from time to time party to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (superseded by Exhibit 10.5(k))
10	.5(a)	First Amendment to Amended and Restated Credit Agreement, dated as of August 18, 2005, among MAPCO Express, Inc., MAPCO Family Centers, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (superseded by Exhibit 10.5(k))
10	.5(b)	Second Amendment to Amended and Restated Credit Agreement, dated as of October 11, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (superseded by Exhibit 10.5(k))
10	.5(c)	Third Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2005, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (superseded by Exhibit 10.5(k))
10	.5(d)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 18, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (superseded by Exhibit 10.5(k))
10	.5(e)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper Inc. (superseded by Exhibit 10.5(k))
10	.5(f)	Sixth Amendment to Amended and Restated Credit Agreement entered into effective July 13, 2006, among MAPCO Express, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (superseded by Exhibit 10.5(k))
10	.5(g)	Seventh Amendment to Amended and Restated Credit Agreement entered into effective March 30, 2007, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (superseded by Exhibit 10.5(k))

Exhibit No.		Description

10	.5(h)	Eighth Amendment to Amended and Restated Credit Agreement entered into effective December 3, 2008, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (superseded by Exhibit 10.5(k))
10	.5(i)	Ninth Amendment to the Amended and Restated Credit Agreement entered into effective January 28, 2009, among MAPCO Express, Inc., the several banks and other financial institutions or entities, from time to time, parties to the Credit Agreement, Lehman Brothers, Inc., SunTrust Bank, Bank Leumi USA and Lehman Commercial Paper, Inc. (superseded by Exhibit 10.5(k))
10	.5(j)+++	Resignation, Waiver, Consent and Appointment Agreement dated September 1, 2009 by and between Fifth Third Bank, N.A., Lehman Commercial Paper, Inc. and MAPCO Express, Inc.
10	.5(k)+++	Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto.
10	.6+++	Second Amended and Restated Credit Agreement, dated as of October 13, 2006, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc. (superseded by Exhibit 10.6(f))
10	.6(a)	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 15, 2008, among Delek Refining, Ltd., Delek Pipeline Texas, Inc., various financial institutions, SunTrust Bank and The CIT Group/Business Credit, Inc. (superseded by Exhibit 10.6(f))
10	.6(b)	Letter Agreement (Second Amendment) to Second Amended and Restated Credit Agreement, dated as of January 30, 2009, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent (incorporated by reference to Exhibit 10.6(d) to the Company’s Form 10-K filed on March 9, 2009) (superseded by Exhibit 10.6(f))
10	.6(c)	Third Amendment to Second Amended and Restated Credit Agreement, dated as of February 13, 2009, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent (incorporated by reference to Exhibit 10.6(e) to the Company’s Form 10-K filed on March 9, 2009) (superseded by Exhibit 10.6(f))
10	.6(d)+++	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of February 18, 2009, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent (superseded by Exhibit 10.6(f))
10	.6(e)	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of June 30, 2009, among Delek Refining, Ltd., Delek Pipeline Texas, Inc. and various financial institutions including SunTrust Bank as administrative agent, issuing bank, swingline lender and collateral agent (superseded by Exhibit 10.6(f))
10	.6(f)	Credit Agreement dated February 23, 2010 by and between Delek Refining, Ltd. As borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on February 25, 2010)
10	.7+	Pipeline Capacity Lease Agreement, dated April 12, 1999, between La Gloria Oil and Gas Company and Scurlock Permian, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(a)+	One-Year Renewal of Pipeline Capacity Lease Agreement, dated December 21, 2004, between Plains Marketing, L.P., as successor to Scurlock Permian LLC, and La Gloria Oil and Gas Company (incorporated by reference to Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(b)+	Assignment of the Pipeline Capacity Lease Agreement, as amended and renewed on December 21, 2004, by La Gloria Oil and Gas Company to Delek Refining, Ltd. (incorporated by reference to Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10	.7(c)+	Amendment to One-Year Renewal of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(d)+	Extension of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(d) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(e)+	Modification and Extension of Pipeline Capacity Lease Agreement, effective May 1, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(e) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.7(f)++	Modification and Extension of Pipeline Capacity Lease Agreement dated March 31, 2009 between Delek Crude Logistics, LLC and Plains Marketing L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 11, 2009)
10	.8+	Branded Jobber Contract, dated December 15, 2005, between BP Products North America, Inc. and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.9*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.9(a)*	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.9(b)*	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.9(c)*	Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.10		Description of Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 15, 2007)
10.11		Management and Consulting Agreement, dated as of January 1, 2006, by and between Delek Group Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10.12		Amended and Restated Term Loan Note, dated December 30, 2008, in the principal amount of $30,000,000 of Delek Finance, Inc., in favor of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.12(a) to the Company’s Form 10-K filed on March 9, 2009)
10.13		Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.16(c) to the Company’s Form 10-K filed on March 3, 2008)
10	.13(a)	First Amendment dated October 17, 2008 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.13(d) to the Company’s Form 10-K filed on March 9, 2009)
10	.13(b)	Second Amendment dated March 31, 2009 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 11, 2009)
10.14		Promissory Note dated July 27, 2006, by and between Delek US Holdings, Inc., and Bank Leumi USA as lender (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 14, 2006)
10	.14(a)	Letter agreement dated June 23, 2009 between Delek US Holdings, Inc. and Bank Leumi USA (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 7, 2009)

Exhibit No.		Description

10.15		Term Promissory Note dated September 29, 2009 in the principal amount of $65,000,000 between Delek US Holdings, Inc. and Delek Petroleum, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 6, 2009)
10.16		Credit Agreement dated March 30, 2007, by and between Delek US Holdings, Inc. and Lehman Commercial Paper Inc., as administrative agent, Lehman Brothers Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A., as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2007)
10	.16(a)	First Amendment dated August 20, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 9, 2007)
10	.16(b)	Second Amendment dated October 17, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc. as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.19(b) to the Company’s Form 10-K filed on March 3, 2008)
10	.16(c)	Third Amendment dated December 4, 2007 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc. as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.19(c) to the Company’s Form 10-K filed on March 3, 2008)
10	.16(d)	Fourth Amendment dated June 26, 2008 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 11, 2008)
10	.16(e)	Fifth Amendment dated December 29, 2008 to the Credit Agreement dated March 30, 2007 by and between Delek US Holdings, Inc. and Lehman Commercial Paper, Inc., as administrative agent, Lehman Brothers, Inc., as arranger and joint bookrunner, and JPMorgan Chase Bank, N.A. as documentation agent, arranger and joint bookrunner (incorporated by reference to Exhibit 10.16(e) to the Company’s Form 10-K filed on March 9, 2009)
10	.17*	Employment Agreement dated May 1, 2009 by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2009)
10	.18*	Employment Agreement dated May 1, 2009 by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2009)
10	.19*	Employment Agreement dated June 10, 2009 by and between MAPCO Express, Inc. and Igal Zamir (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 7, 2009)
10	.20*	Employment Agreement dated August 25, 2009 by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009)
10	.21*	Letter agreement between Edward Morgan and Delek US Holdings, Inc. dated April 17, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 11, 2009)
10.22		Registration Rights Agreement dated August 22, 2007 by and between Delek US Holdings, Inc. and TransMontaigne, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 9, 2007)
10	.22(a)	Assignment and Assumption Agreement dated October 9, 2007 by and between TransMontaigne, Inc., as assignor, Morgan Stanley Capital Group, Inc., as assignee, and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.24(a) to the Company’s Form 10-K filed on March 3, 2008)

Exhibit No.		Description

10	.23++	Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 3, 2008)
10	.24*	Letter agreement dated February 24, 2010 by and between Delek US Holdings, Inc. and Lynwood E. Gregory, III (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on February 25, 2010)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

++	Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

+++	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Mark Cox
Mark Cox
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 9, 2010:

/s/  Ezra Uzi Yemin
Ezra Uzi Yemin
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/  Gabriel Last*
Gabriel Last
Director

/s/  Asaf Bartfeld*
Asaf Bartfeld
Director

/s/  Carlos E. Jorda*
Carlos E. Jorda
Director

/s/  Zvi Greenfeld*
Zvi Greenfeld
Director

/s/  Philip L. Maslowe*
Philip L. Maslowe
Director

/s/  Charles H. Leonard*
Charles H. Leonard
Director

/s/  Mark Cox
Mark Cox
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

*By:	/s/ Mark Cox
Mark Cox
Individually and as Attorney-in-Fact