Form 10-Q
period 2010-03-31
Delek US Holdings, Inc.
filed 2010-05-07
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
At April 30, 2010, there were 54,339,479 shares of common stock, $0.01 par value, outstanding.

Part I.

FINANCIAL INFORMATION

Item 1.	Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2010	2009
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$40.3	$68.4
Accounts receivable	106.3	76.7
Inventory	112.2	116.4
Other current assets	55.3	50.1

Total current assets	314.1	311.6

Property, plant and equipment:
Property, plant and equipment	869.8	865.5
Less: accumulated depreciation	(186.1)	(173.5)

Property, plant and equipment, net	683.7	692.0

Goodwill	71.9	71.9
Other intangibles, net	8.6	9.0
Minority investment	131.6	131.6
Other non-current assets	13.5	6.9

Total assets	$1,223.4	$1,223.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207.0	$192.5
Current portion of long-term debt and capital lease obligations	42.7	17.7
Note payable to related party	65.0	65.0
Accrued expenses and other current liabilities	54.1	47.0

Total current liabilities	368.8	322.2

Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	205.8	234.4
Environmental liabilities, net of current portion	5.0	5.3
Asset retirement obligations	7.0	7.0
Deferred tax liabilities	108.9	110.5
Other non-current liabilities	12.3	12.6

Total non-current liabilities	339.0	369.8

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 54,339,479 shares and 53,700,570 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	0.5	0.5
Additional paid-in capital	287.6	281.8
Retained earnings	227.5	248.7

Total shareholders’ equity	515.6	531.0

Total liabilities and shareholders’ equity	$1,223.4	$1,223.0

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2010	2009
		(revised)
	(In millions, except share and per share data)
Net sales	$892.9	$368.3
Operating costs and expenses:
Cost of goods sold	820.7	317.6
Operating expenses	56.1	45.8
Insurance proceeds — business interruption	—	(21.1)
Property damage expenses (proceeds), net	0.2	(1.6)
General and administrative expenses	15.3	14.7
Depreciation and amortization	14.5	10.2
Gain on sale of assets	(0.5)	—

Total operating costs and expenses	906.3	365.6

Operating (loss) income	(13.4)	2.7

Interest expense	8.7	4.7
Interest income	—	(0.1)

Total non-operating expenses	8.7	4.6

Loss from continuing operations before income tax benefit	(22.1)	(1.9)
Income tax benefit	(8.0)	(0.5)

Loss from continuing operations	(14.1)	(1.4)
Loss from discontinued operations, net of tax	—	(1.6)

Net loss	$(14.1)	$(3.0)

Basic earnings per share:
Loss from continuing operations	$(0.26)	$(0.03)
Loss from discontinued operations	—	(0.03)

Total basic earnings per share	$(0.26)	$(0.06)

Diluted earnings per share:
Loss from continuing operations	$(0.26)	$(0.03)
Loss from discontinued operations	—	(0.03)

Total diluted earnings per share	$(0.26)	$(0.06)

Weighted average common shares outstanding:
Basic	53,920,639	53,682,070

Diluted	53,920,639	53,682,070

Dividends declared per common share outstanding	$0.0375	$0.0375

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
		(revised)
	(In millions, except per share data)
Cash flows from operating activities:
Net loss	$(14.1)	$(3.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14.5	10.2
Amortization of deferred financing costs	2.0	1.6
Accretion of asset retirement obligations	0.1	0.1
Deferred income taxes	(1.4)	(1.1)
Gain on sale of assets	(0.5)	—
Loss on sale of assets held for sale	—	1.3
Loss (gain) on involuntary conversion of assets	0.2	(1.6)
Stock-based compensation expense	1.0	1.0
Income tax benefit of stock-based compensation	(2.2)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(29.6)	18.6
Inventories and other current assets	1.0	9.4
Accounts payable and other current liabilities	21.6	49.5
Non-current assets and liabilities, net	(0.7)	(0.1)

Net cash (used in) provided by operating activities	(8.1)	85.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(9.6)	(80.8)
Expenditures to rebuild refinery	(0.2)	(7.9)
Property damage insurance proceeds	—	9.5
Proceeds from sales of convenience store assets	4.3	—
Proceeds from sale of assets held for sale	—	7.1

Net cash used in investing activities	(5.5)	(72.1)

Cash flows from financing activities:
Proceeds from long-term revolvers	200.6	121.7
Payments on long-term revolvers	(197.7)	(36.3)
Payments on debt and capital lease obligations	(6.5)	(54.8)
Taxes paid in connection with settlement of share purchase rights	(2.5)	—
Income tax benefit of stock-based compensation	2.2	—
Dividends paid	(2.0)	(2.0)
Deferred financing costs paid	(8.6)	(2.5)

Net cash (used in) provided by financing activities	(14.5)	26.1

Net (decrease) increase in cash and cash equivalents	(28.1)	39.9
Cash and cash equivalents at the beginning of the period	68.4	15.3

Cash and cash equivalents at the end of the period	$40.3	$55.2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of a nominal amount and $0.8 in the 2010 and 2009 periods, respectively	$4.1	$1.5

Income taxes	$—	$—

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
Delek is listed on the New York Stock Exchange (NYSE) under the symbol “DK.” As of March 31, 2010, 73.1% of our outstanding shares were beneficially owned by Delek Group Ltd. (Delek Group) located in Natanya, Israel.
2. Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of Delek and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2010.
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
Segment Reporting
Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, marketing and retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. The retail segment markets gasoline, diesel and other refined petroleum products and convenience merchandise through a network of over 430 company-operated retail fuel and convenience stores and sells fuel to a dealer network of over 50 stores. Segment reporting is more fully discussed in Note 9.

Discontinued Operations
In December 2008, we met the requirements under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards Codification (ASC) 360, Property, Plant and Equipment (ASC 360) to classify our retail segment’s Virginia division (Virginia stores) as a group of assets held for sale. The fair value assessment of these assets, performed in the fourth quarter of 2008, did not result in an impairment. Upon their reclassification, we ceased depreciation of these assets. In December 2008, we sold 12 of the 36 stores in this division. During 2009, we sold an additional 15 stores and in December 2009, the remaining nine stores were reclassified back into normal operations. As a result of the reclassification back to normal operations, the assets of these nine stores required a depreciation catch up in December 2009.
Reclassifications
Cost of goods sold, reported in the condensed consolidated statement of operations, for the three months ended March 31, 2009 has been revised due to a misapplication of accounting guidance associated with accounting for lower of cost or market (LCM) reserves when using the LIFO method of accounting for inventories. We recognized a reversal of a LCM reserve in the first quarter of 2009 in the amount of $4.8 million ($3.1 million, net of tax). The reversal should not have been recognized until the second quarter of 2009 when our refinery resumed operations and the related inventory was sold. This resulted in a $3.1 million reduction to previously reported net income in the three months ended March 31, 2009, or $(0.03) per diluted share.
In December 2009, nine stores remained of the Virginia stores previously held for sale. These assets were reclassified to normal operations and the consolidated balance sheets and statements of operations for all periods presented reflect this reclassification. This reclassification was made in order to conform to the current year reporting and had no effect on net income or shareholders’ equity as previously reported.
Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of March 31, 2010 and December 31, 2009, these cash equivalents consisted primarily of overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.
Accounts Receivable
Accounts receivable primarily consists of receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to specifically identified trade receivables of a nominal amount as of both March 31, 2010 and December 31, 2009.
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
Property, Plant and Equipment
Assets acquired by Delek in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in ASC 805, Business Combinations (ASC 805). Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management’s estimated useful lives of the assets or the remaining lease term.

Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, which are as follows:

Automobiles	3-5 years
Computer equipment and software	3-10 years
Refinery turnaround costs	4 years
Furniture and fixtures	5-15 years
Retail store equipment	7-15 years
Asset retirement obligation assets	15-50 years
Refinery machinery and equipment	5-40 years
Petroleum and other site (POS) improvements	8-15 years
Building and building improvements	15-40 years
Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three months ended March 31, 2010 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated
Property, plant and equipment	$440.9	$35.5	$391.2	$2.2	$869.8
Less: Accumulated depreciation	(63.4)	(6.3)	(116.2)	(0.2)	(186.1)

Property, plant and equipment, net	$377.5	$29.2	$275.0	$2.0	$683.7

Depreciation expense	$7.9	$0.4	$5.8	$—	$14.1

In accordance with ASC 360, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment.
Other Intangible Assets
Delek has definite-life intangible assets consisting of longer-term supply contracts, non-compete agreements and trademarks. The amortization periods associated with these assets are 11.5 years for the supply contracts, ten years for the non-compete agreements and four years for the trademarks.
Capitalized Interest
Delek had several capital construction projects in the refining segment and construction related to new “prototype” stores being built in the retail segment. For the three months ended March 31, 2010 and 2009, interest of a nominal amount and $0.8 million, respectively, was capitalized by the refining segment. The retail segment capitalized interest of a nominal amount for both the three months ended March 31, 2010 and 2009. There was no interest capitalized by the marketing segment for the three months ended March 31, 2010 or 2009.
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
Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek’s goodwill, all of which was acquired in various purchase business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If a reporting unit’s carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. We do not believe any goodwill impairment existed as of March 31, 2010.

Derivatives
Delek records all derivative financial instruments, including interest rate swap and cap agreements, fuel-related derivatives, over-the-counter (OTC) future swaps and forward contracts at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging (ASC 815). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply the hedging treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a monthly basis, utilizing valuations from third party financial and brokerage institutions. On a regular basis, Delek enters into commodity contracts with counterparties for crude oil and various finished products. These contracts usually qualify for the normal purchase / normal sale exemption under the standard and, as such, are not measured at fair value.
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
Delek applies the provisions of ASC 820, Fair Value Measurements and Disclosure (ASC 820), in its presentation and disclosures regarding fair value, which pertain to certain financial assets and liabilities measured at fair value in the statement of position on a recurring basis. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. See Note 10 for further discussion.
Delek also applies the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of March 31, 2010, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.
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
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations for the three months ended March 31, 2010 and for the year ended December 31, 2009 is as follows (in millions):

	Three Months	Year Ended
	Ended March 31,	December 31,
	2010	2009
Beginning balance	$7.0	$6.6
Liabilities settled	(0.1)	—
Accretion expense	0.1	0.4

Ending balance	$7.0	$7.0

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

Cost of Goods Sold and Operating Expenses
For the retail segment, cost of goods sold comprises the costs of specific products sold. Operating expenses include costs such as wages of employees at the stores, lease and utilities expense for the stores, credit card interchange transaction charges and other costs of operating the stores. For the refining segment, cost of goods sold includes all the costs of crude oil, feedstocks and external costs. Operating expenses include the costs associated with the actual operations of the refinery and transportation and storage fees relating to the utilization of certain crude pipeline and storage assets owned by the marketing segment. For the marketing segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned terminals, terminaling expense at third-party operated locations and pipeline maintenance costs.
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
Advertising Costs
Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the three months ended March 31, 2010 and 2009 was $0.7 million and $0.4 million, respectively.
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
ASC 740 also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Finally, ASC 740 requires an annual tabular rollforward of unrecognized tax benefits. At March 31, 2010, Delek had unrecognized tax benefits of $0.4 million which, if recognized, would affect our effective tax rate.
Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years through 2004. The Internal Revenue Service has examined Delek’s income tax returns through the tax year ending 2006. Delek carried back the 2009 federal tax net operating loss to the 2005 and 2006 tax years, thus re-opening those years for examination up to the amount of the refund claimed.

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of $0.1 million was recognized related to unrecognized tax benefits during the each of three months ended March 31, 2010 and 2009.
Earnings Per Share
Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	For the
	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding	53,920,639	53,682,070
Dilutive effect of equity instruments	—	—

Weighted average common shares outstanding, assuming dilution	53,920,639	53,682,070

Outstanding stock options totaling 3,556,632 and 1,775,062 common share equivalents were excluded from the diluted earnings per share calculation for the three months ended March 31, 2010 and 2009, respectively. These share equivalents did not have a dilutive effect under the treasury stock method. Outstanding stock options totaling 43,906 and 699,823, respectively, were also excluded from the diluted earnings per share calculation for the three months ended March 31, 2010 and 2009 because of their anti-dilutive effect due to the net loss for the period.
Shareholders’ Equity
Dividends Paid
On February 10, 2010, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on March 18, 2010, to shareholders of record on February 25, 2010.
Net Share Settlement
On February 21, 2010, our Chief Executive Officer exercised 1,319,493 share purchase rights awarded as part of his previous employment agreement dated as of May 1, 2004, in connection with a net share settlement. As a result, 638,909 shares of common stock were issued to him and 680,584 shares of common stock were withheld as a partial cashless exercise and to pay withholding taxes.
Stock-Based Compensation
ASC 718, Compensation — Stock Compensation (ASC 718), requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement and establishes fair value as the measurement objective in accounting for share-based payment arrangements. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock option awards and the Monte-Carlo simulation model to determine the fair value of stock appreciation rights on the dates of grant.
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

Comprehensive Income
Comprehensive income for the three months ended March 31, 2010 and 2009 was equivalent to net income.
New Accounting Pronouncements
In January 2010, the FASB issued guidance regarding fair value measurements and disclosures, which is effective for interim or annual periods beginning after December 15, 2009 and should be applied prospectively. This guidance provides more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Delek adopted this guidance in January 2010. The additional disclosures required did not have an impact on our financial position or results of operations.
3. Explosion and Fire at the Tyler, Texas Refinery
On November 20, 2008, an explosion and fire occurred at our 60,000 barrels per day (bpd) refinery in Tyler, Texas. Some individuals have claimed injury and two of our employees died as a result of the event. The event caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in a suspension of our refining operations until May 2009.
Several parallel investigations were commenced following the event, including our own investigation and investigations and inspections by the U.S. Department of Labor’s Occupational Safety & Health Administration (OSHA), the U.S. Chemical Safety and Hazard Investigation Board (CSB) and the U.S. Environmental Protection Agency (EPA). OSHA concluded its inspection in May 2009 and issued citations assessing an aggregate penalty of approximately $0.2 million. We are contesting these citations and do not believe that the outcome will have a material effect on our business. We cannot assure you as to the outcome of the other investigations, including possible civil penalties or other enforcement actions.
Currently we carry, and at the time of the incident we carried, insurance coverage of $1.0 billion in combined limits to insure against property damage and business interruption. Under these policies, we were subject to a $5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. We did not recognize any insurance proceeds during the three months ended March 31, 2010. During the three months ended March 31, 2009, we recognized income from insurance proceeds of $30.6 million, of which $21.1 million is included as business interruption proceeds and $9.5 million is included as property damage. We also recorded expenses of $7.9 million, resulting in a net gain of $1.6 million related to property damage proceeds on the accompanying condensed consolidated statement of operations.
4. Dispositions and Assets Held for Sale
Virginia Stores
In December 2008, the retail segment’s Virginia division met the requirements as enumerated in ASC 360 which require the separate reporting of assets held for sale. Management committed to a plan to sell the retail segment’s Virginia stores and proceeded with efforts to locate buyers. However, until we obtained the necessary amendments to our credit agreements, we were encumbered from that action. At the time the credit agreement limitations were lifted, in December 2008, we had contracts to sell 28 of the 36 Virginia properties. As of December 31, 2008, we had closed on 12 of the properties. We sold an additional 15 of these stores during the year ended December 31, 2009. In December 2009, the remaining nine Virginia stores were reclassified back into normal operations. We received proceeds from the sales completed during the three months ended March 31, 2009, net of expenses, of $7.1 million, recognizing a loss on those sales of $1.3 million. In addition to the property, plant and equipment sold, we sold $0.8 million in inventory, at cost, to the buyers.
The carrying amounts of the Virginia store assets sold during the three months ended March 31, 2009 are as follows (in millions):

Inventory	$0.8
Property, plant & equipment, net of accumulated depreciation of $3.3 million	8.4

$9.2

There were no assets held for sale as of March 31, 2010 or December 31, 2009.
Once the Virginia stores were identified as assets held for sale, the operations associated with these properties qualified for reporting as discontinued operations under ASC 360. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in Delek’s Consolidated Statement of Operations and the Notes to the consolidated financial statements have been adjusted to exclude the discontinued operations. The amounts eliminated from continuing operations did not include allocations of corporate expenses included in the selling, general and administrative expenses caption in the Consolidated Statement of Operations, nor the income tax benefits from such expenses. The remaining nine Virginia stores that were reclassified into normal operations required a depreciation catch up in December 2009. Components of amounts reflected in income from discontinued operations for the three months ended March 31, 2009 are as follows (in millions):

Three Months
Ended
March 31, 2009
Net sales	$5.3
Operating costs and expenses	(5.3)
Loss on sale of assets held for sale	(1.3)
Write-down of goodwill associated with the sale of assets held for sale	(1.3)

(Loss) income from discontinued operations before income taxes	(2.6)
Income tax (benefit) expense	(1.0)

Income from discontinued operations, net of income taxes	$(1.6)

5. Inventory
Carrying value of inventories consisted of the following (in millions):

	March 31,	December 31,
	2010	2009
Refinery raw materials and supplies	$19.4	$19.3
Refinery work in process	27.6	28.6
Refinery finished goods	17.1	22.9
Retail fuel	18.5	15.1
Retail merchandise	24.9	26.6
Marketing refined products	4.7	3.9

Total inventories	$112.2	$116.4

At March 31, 2010 and December 31, 2009, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $25.6 million and $20.8 million, respectively.
Temporary Liquidations
During the three months ended March 31, 2010, we incurred a temporary LIFO liquidation gain in our refinery inventory of $2.8 million, which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued expenses and other current liabilities in the accompanying March 31, 2010 condensed consolidated balance sheet.
There were no temporary liquidations during the three months ended March 31, 2009.
Permanent Liquidations
During the three months ended March 31, 2010, we incurred a permanent reduction in the LIFO layer resulting in a liquidation in our refinery finished goods inventory in the amount of $3.1 million. This liquidation, which represents a reduction of approximately 132,000 barrels, was recognized as a component of cost of goods sold in the three months ended March 31, 2010.
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
Lion Oil, a privately held Arkansas corporation, owns and operates a 75,000 barrel per day, crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s 180 convenience stores in the Memphis and Nashville markets. These product purchases are made at market value and totaled $3.5 million and $2.2 million during the three months ended March 31, 2010 and 2009, respectively. The refining segment also made sales of $2.5 million of intermediate products to the Lion Oil refinery during the three months ended March 31, 2009. There were no sales made by the refining segment to the Lion Oil refinery during the three months ended March 31, 2010.
At the time of acquisition, Delek acknowledged that our ownership percentage set a presumption of the use of the equity method of accounting as established in ASC 323, Investments — Equity Method and Joint Ventures (ASC 323). As a result, Delek had reported its investment using the equity method since acquisition. However, our interactions with Lion Oil since acquisition led us to the conclusion that the initial presumption under ASC 323 had been rebutted. Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting. This investment in a non-public entity, which is carried at cost, is only reviewed for a diminishment of fair value in the instance when there are indicators that a possible impairment has occurred. Delek carried its investment in Lion Oil at $131.6 million as of March 31, 2010 and December 31, 2009.
7. Long-Term Obligations and Short-Term Note Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	March 31,	December 31,
	2010	2009
Senior secured credit facility — term loan	$77.0	$81.4
Senior secured credit facility — revolver	30.4	32.4
Fifth Third — revolver	47.4	42.5
Promissory notes	158.0	160.0
Capital lease obligations	0.7	0.8

	313.5	317.1
Less:
Current portion of long-term debt, notes payable and capital lease obligations	107.7	82.7

	$205.8	$234.4

Senior Secured Credit Facility
As of March 31, 2010, the senior secured credit facility consisted of a $120.0 million revolving credit facility and a $165.0 million term loan facility, which, as of March 31, 2010, had $30.4 million outstanding under the revolver and $77.0 million outstanding under the term loan. As of March 31, 2010, Fifth Third Bank, N.A. (Fifth Third) was the administrative agent and a lender under the facility. On September 1, 2009, Fifth Third assumed the role of successor administrative agent under the facility from the resigning administrative agent Lehman Commercial Paper Inc. (LCPI). During September 2008, upon the bankruptcy filing of its parent company, LCPI informed Express that it would not be funding its pro rata lender participation of future borrowings under the revolving credit facility. Since that communication by Lehman of its intention through March 31, 2010, LCPI did not participate in any borrowings by Express under the revolving credit facility.

Borrowings under the senior secured credit facility are secured by substantially all the assets of Express and its subsidiaries. Letters of credit issued under the facility totaled $18.0 million as of March 31, 2010. The senior secured credit facility term loan requires quarterly principal payments of $0.4 million through March 31, 2011 and a balloon payment of the remaining principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $19.7 million in March 2009. An excess cash flow prepayment for 2010 in the amount of $10.4 million was paid in April 2010. During the period from December 2008 through March 31, 2010, consistent with the terms of the December 3, 2008 amendment discussed below, Express disposed of 60 non-core real property assets, of which 27 were located in Virginia. The application of proceeds from certain of these asset sales, net of any amounts set aside pursuant to the terms of the facility for reinvestment purposes, resulted in the reduction of the term loan in the amounts of $4.0 million and $7.0 million during the three months ended March 31, 2010 and 2009, respectively.
As a direct result of the December 10, 2009 amendment and restatement of the credit agreement discussed below, the termination date of $108.0 million of the revolving credit commitments under the senior secured revolver were extended by one year from April 28, 2010 to April 28, 2011. The $12.0 million commitment of LCPI is the only commitment that was not extended and it will expire on the original termination date of the senior secured revolver, April 28, 2010. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At March 31, 2010, the weighted average borrowing rate was 6.5% for the senior secured credit facility term loan and 6.0% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment under the senior secured revolver. Amounts available under the senior secured revolver as of March 31, 2010 were approximately $59.6 million excluding the commitment of LCPI as a lender under this facility.
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
On September 1, 2009, the borrowers and lenders under the credit facility executed a resignation and appointment agreement that consummated the resignation of LCPI as administrative agent and swing line lender under the facility and the appointment of Fifth Third as the successor administrative agent and successor swing line lender under the facility. The agreement also clarified that LCPI, as a non-performing lender under the credit facility, has no voting rights and is not entitled to any fees under the facility. Additionally, under the terms of the September 1, 2009 amendment, Express, along with other relevant parties, released LCPI from any and all liabilities they may have arising out of or in connection with the credit facility, including LCPI’s non-performance as a lender under the facility.
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

We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We believe we were in compliance with all covenant requirements as of March 31, 2010.
Wells Fargo ABL Revolver
On February 23, 2010, Delek Refining, Ltd., a wholly-owned indirect subsidiary of Delek US Holdings, Inc., elected to repay and terminate its existing $300 million SunTrust asset-based loan (ABL) revolver and entered into a new, four-year, $300 million ABL revolving credit facility. The final pay-off amount paid under the SunTrust ABL in connection with this termination was $10.6 million. The new ABL revolving credit facility is made by a consortium of lenders, including Wells Fargo Capital Finance, LLC in the roles of administrative agent and co-collateral agent, Bank of America, N.A. in the role of co-collateral agent and SunTrust Robinson Humphrey, Inc. as a joint book runner. This new revolving credit facility (Wells ABL) is scheduled to mature on February 23, 2014.
The primary purpose of the Wells ABL is to support the working capital requirements of our petroleum refinery in Tyler, Texas. Key features of the Wells ABL include (i) a $300 million revolving credit limit, (ii) a $30 million swing line loan sublimit, (iii) a $300 million letter of credit sublimit, and (iv) an accordion feature which permits an increase in facility size of up to $600 million subject to additional lender commitments. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as such is defined in the Wells ABL. The borrowing base is primarily supported by cash, certain accounts receivable and certain inventory.
Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. The initial pricing for loans under the facility includes a margin of 4.00% above LIBOR for loans designated as LIBOR Rate Loans and 2.50% above the prime rate for loans designated as Base Rate Loans.
As of March 31, 2010, we had letters of credit issued under the facility totaling approximately $153.2 million and had a de minimis amount of $1,000 in outstanding loans under the facility at an average interest rate of 5.75%. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $15.0 million availability reserve requirement, as of March 31, 2010 was $51.2 million.
The lenders under the Wells ABL are granted a perfected, first priority security interest in all of our refining operations accounts receivable, general intangibles, letter of credit rights, deposit accounts, investment property, inventory, equipment and all products and proceeds thereof. The security interest in the equipment is limited to $50 million and will be subordinated or released under certain limited circumstances. Delek Refining, Inc. and Delek U.S. Refining GP, LLC, the limited and general partners of our refining subsidiary, respectively, and wholly owned subsidiaries of Delek US Holdings are guarantors of the obligations under the Wells ABL. Delek US Holdings is also a guarantor under the Wells ABL up to a total of $15.0 million. The credit facility contains usual and customary affirmative and negative covenants for financings of this type, including certain limitations at the refining subsidiary level on the incurrence of indebtedness, making of investments, creation of liens, disposition of property, making of restricted payments and transactions with affiliates. The Wells ABL also contains a fixed charge coverage ratio financial covenant with which we must be in compliance at times when borrowing base excess availability is less than certain thresholds, as defined under the credit facility. During the three months ended March 31, 2010, we were not required to comply with the fixed charge coverage ratio financial covenant. We believe we were in compliance with all covenant requirements under this facility as of March 31, 2010.
Fifth Third Revolver
On July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this revolver were used to fund the working capital needs of the newly formed subsidiary, Delek Marketing & Supply, LP. The Fifth Third revolver initially had a maturity date of July 30, 2007, but on July 27, 2007 the maturity was extended until January 31, 2008. On December 19, 2007, we amended and restated our existing revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $50.0 to $75.0 million, including a $25.0 million sub limit for letters of credit, and extended the maturity of the facility to December 19, 2012. On October 17, 2008, the agreement was further amended to permit the payment of a one-time distribution of $20.0 million from the borrower, Delek Marketing & Supply, LP, a subsidiary of Marketing to Delek, increase the size of the sub limit for letters of credit to $35.0 million and reduce the leverage ratio financial covenant limit.

On March 31, 2009, the credit agreement was amended to permit the use of facility proceeds for the purchase from the refining subsidiary to a newly-formed subsidiary of Delek Marketing & Supply LP of the crude pipeline and tankage assets of the refining segment’s Tyler, Texas refinery that are located outside the gates of the refinery and which are used to supply substantially all of the necessary crude feedstock to the refinery. Pursuant to the terms of the amendment, the purchase of the crude pipeline and tankage assets was completed on March 31, 2009 for a total consideration of $29.7 million, all of which was borrowed under the Fifth Third revolver. The amendment also increased credit spreads by up to 225 basis points and commitment fees by up to 20 basis points across the various tiers of the pricing grid. In addition, on May 6, 2009, the credit agreement was further amended, effective March 31, 2009, related to the definition of certain covenant terms.
The revolver bears interest based on predetermined pricing grids that allow us to choose between Base Rate Loans or LIBOR Rate Loans. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Delek Marketing & Supply LP. As of March 31, 2010, we had $47.4 million outstanding borrowings under the facility at a weighted average borrowing rate of approximately 4.6%. We also had letters of credit issued under the facility of $10.5 million as of March 31, 2010. Amounts available under the Fifth Third revolver as of March 31, 2010 were approximately $17.1 million.
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
We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of March 31, 2010.
Lehman Credit Agreement
On March 30, 2007, Delek entered into a credit agreement with Lehman Commercial Paper Inc. (LCPI) as administrative agent. Through the maturity date of this credit agreement on March 30, 2009, LCPI remained the administrative agent under the facility. The credit agreement provided for unsecured loans of $65.0 million, the proceeds of which were used to pay a portion of the acquisition costs for the assets of Calfee Company of Dalton, Inc. and affiliates, and to pay related costs and expenses in April 2007. In December 2008, a related party to the borrower, Finance, purchased a participating stake in the loan outstanding as permitted under the terms of the agreement. At a consolidated level, this resulted in a gain of $1.6 million on the extinguishment of debt. The facility was repaid in full on the maturity date of March 30, 2009.
Promissory Notes
On July 27, 2006, Delek executed a three year promissory note in favor of Bank Leumi USA (Bank Leumi) in the amount of $30.0 million (2006 Leumi Note). The proceeds of this note were used to fund an acquisition and working capital needs. On June 23, 2009, this note was amended to extend the maturity date to January 3, 2011 and require quarterly principal amortization in amounts of $2.0 million beginning on April 1, 2010, with a balloon payment of the remaining principal amount due at maturity. As amended, the note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 4.5%. The amendment also implemented certain financial and non-financial covenants and required a perfected collateral pledge of Delek’s shares in Lion Oil. The shares were pledged on January 4, 2010 and secure Delek’s debt obligations under all promissory notes from Bank Leumi as well as promissory notes from the Israel Discount Bank of New York (IDB) that were outstanding on January 4, 2010, on a pari passu basis in accordance with the terms of an intercreditor agreement and a stock pledge agreement executed on June 23, 2009 between Bank Leumi, IDB, and Delek. As of March 31, 2010, we had $30.0 million in outstanding borrowings under the 2006 Leumi Note and the weighted average borrowing rate was 4.5%. We are required to comply with certain financial and non-financial covenants under the 2006 Leumi Note, as amended. We believe we were in compliance with all covenant requirements as of March 31, 2010.

On May 12, 2008, Delek executed a second promissory note in favor of Bank Leumi for $20.0 million, maturing on May 11, 2011 (2008 Leumi Note). The proceeds of this note were used to reduce short term debt and for working capital needs. This note was amended in December 2008 to change the financial covenant calculation methodology and applicability. The note was further amended on June 23, 2009 to require quarterly principal amortization in the amount of $1.0 million beginning on July 1, 2010, with a balloon payment of the remaining principal amount due at maturity. The amendment also modified certain financial and non-financial covenants and required the perfected collateral pledge of Delek’s shares in Lion Oil, as discussed above. As amended, the note bears interest at the greater of a fixed spread over LIBOR for periods of 30 or 90 days, as elected by the borrower, or an interest rate floor of 4.5%. As of March 31, 2010, we had $20.0 million in outstanding borrowings under the 2008 Leumi Note and the weighted average borrowing rate was 4.5%. We are required to comply with certain financial and non-financial covenants under the 2008 Leumi Note, as amended. We believe we were in compliance with all covenant requirements as of March 31, 2010.
On May 23, 2006, Delek executed a $30.0 million promissory note in favor of IDB (2006 IDB Note). The proceeds of this note were used to repay the then existing promissory notes in favor of IDB and Bank Leumi. On December 30, 2008, the 2006 IDB Note was amended and restated. As amended and restated, the 2006 IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $1.25 million beginning on March 31, 2010, with a balloon payment of remaining principal amount due at maturity. The amendment also introduced certain financial and non-financial covenants. The 2006 IDB Note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. Additionally, on January 4, 2010, Delek pledged its shares in Lion Oil, to secure its obligations under the 2006 IDB Note, as discussed above. As of March 31, 2010, we had $28.8 million in outstanding borrowings under the 2006 IDB Note and the weighted average borrowing rate was 5.0%. We believe we were in compliance with all covenant requirements under the 2006 IDB Note as of March 31, 2010.
On December 30, 2008, Delek executed a second promissory note in favor of IDB for $15.0 million (2008 IDB Note). The proceeds of this note were used to repay the then existing note in favor of Delek Petroleum Ltd. (Delek Petroleum). On December 24, 2009, the 2008 IDB Note was amended and restated. As amended and restated, the 2008 IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $0.75 million beginning on March 31, 2010, with a balloon payment of remaining principal amount due at maturity. The note bears interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. Additionally, on January 4, 2010, Delek pledged its shares in Lion Oil to secure its obligations under the 2008 IDB Note, as discussed above. As of March 31, 2010, we had $14.3 million in outstanding borrowings under the 2008 IDB Note and the weighted average borrowing rate was 5.0%. We are required to comply with certain financial and non-financial covenants under the 2008 IDB Note. We believe we were in compliance with all covenant requirements under the 2008 IDB Note as of March 31, 2010.
On September 29, 2009, Delek executed a promissory note in favor of Delek Petroleum, an Israeli corporation controlled by our beneficial majority stockholder, Delek Group, (Delek Petroleum note) in the amount of $65.0 million for general corporate purposes. The Delek Petroleum note matures on October 1, 2010 and bears interest at 8.5% (net of any applicable withholding taxes) payable on a quarterly basis. Additionally, the lender has the option, any time after December 31, 2009, to elect a one-time adjustment to the functional currency of the principal amount. The Delek Petroleum note also provides the lender the option to make a one-time adjustment to the interest rate during the term of the note, provided, however, that the effect of such adjustment cannot exceed the then prevailing market interest rate. As of March 31, 2010, neither of these two options had been exercised by the lender. The Delek Petroleum note is unsecured and contains no covenants. The loan is prepayable at the borrower’s election in whole or in part at any time without penalty or premium. As of March 31, 2010, $65.0 million was outstanding under the Delek Petroleum note.
Reliant Bank Revolver
On March 28, 2008, we entered into a revolving credit agreement with Reliant Bank, a Tennessee bank, headquartered in Brentwood, Tennessee. The credit agreement provides for unsecured loans of up to $12.0 million. As of March 31, 2010, we had no amounts outstanding under this facility. The facility matures on March 28, 2011 and bears interest at a fixed spread over the 30 day LIBOR rate. This agreement was amended in September 2008 to conform certain portions of the financial covenant definition to those contained in some of our other credit agreements. In March 2010, the financial covenant was further amended to be similar with the financial covenants contained in the existing Bank Leumi and IDB promissory notes. We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of March 31, 2010.
Letters of Credit
As of March 31, 2010, Delek had in place letters of credit totaling approximately $185.6 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, as well as obligations with respect to its purchases of crude oil for the refinery segment, gasoline and diesel for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at March 31, 2010.

Interest-Rate Derivative Instruments
Delek had interest rate cap agreements in place totaling $60.0 million of notional principal amounts as of both March 31, 2010 and December 31, 2009. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, the fair value of the derivatives is recorded in other non-current assets in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in July 2010. The estimated fair values of our interest rate derivatives as of both March 31, 2010 and December 31, 2009 were nominal.
In accordance with ASC 815 we recorded non-cash expense representing the change in estimated fair value of the interest rate cap agreements of nominal amounts for both of the three month periods ending March 31, 2010 and 2009.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in future transactions.
8. Stock Based Compensation
2006 Long-Term Incentive Plan
In April 2006, Delek’s Board of Directors adopted the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (the Plan) pursuant to which Delek may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards of Delek’s common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates. An amendment to the Plan was adopted by Delek’s Board of Directors and stockholders in May 2010, increasing the maximum number of shares authorized under the Plan from 3,053,392 to 5,053,392. The options granted under the Plan are generally granted at market price or higher. All of the options granted require continued service in order to exercise the option except that vesting of stock-based awards granted to three executive employees could, under certain circumstances, accelerate upon termination of their employment.
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
Employment Agreement
On September 25, 2009, we entered into an employment agreement with our President and Chief Executive Officer, Mr. Yemin. Under the terms of the Agreement, Mr. Yemin was granted 1,850,040 Stock Appreciation Rights (SARs) under the Plan on September 30, 2009. The SARs vest over a period of approximately four years. 640,440 of the SARs are subject to a base price of $8.57 per share (the fair market value at the date of grant), 246,400 SARs each are subject to base prices of $12.40, $13.20, $14.00, and $14.80 per share and the remaining 224,000 SARs are subject to a base price of $15.60 per share. The SARs will expire upon the earlier of the first anniversary of Mr. Yemin’s termination of employment or October 31, 2014 (the first anniversary of the expiration of the agreement). The SARs may be settled in shares of common stock or cash at Delek’s sole discretion.
On February 21, 2010, Mr. Yemin exercised the final 1,319,493 share purchase rights awarded as part of his previous employment agreement dated as of May 1, 2004, in connection with a net share settlement. As a result, 638,909 shares of common stock were issued to him and 680,584 shares of common stock were withheld as a partial cashless exercise and to pay withholding taxes. The share purchase rights were scheduled to expire on April 30, 2010.

Compensation Expense Related to Equity-based Awards
Compensation expense for the equity-based awards amounted to $1.0 million ($0.7 million, net of taxes) for both the three months ended March 31, 2010 and 2009. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2010, there was $4.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of March 31, 2010, we had 434 stores in total consisting of 232 located in Tennessee, 92 in Alabama, 81 in Georgia, 13 in Arkansas and 9 in Virginia. The remaining 7 stores are located in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names MAPCO Express®, MAPCO Mart®, Discount Food Marttm, Fast Food and Fueltm, Favorite Markets® and East Coast® brands. The retail segment also supplies fuel to 53 dealer locations as of March 31, 2010. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our marketing segment, which among other things, requires it to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $2.6 million and $3.1 million in the three months ended March 31, 2010 and 2009, respectively. Additionally, in April 2009, the refining segment began paying crude transportation and storage fees to the marketing segment, relating to the utilization of certain crude pipeline assets. These fees were $2.3 million during the three months ended March 31, 2010. During the three months ended March 31, 2010, the refining segment sold finished product to the marketing segment in the amount of $6.9 million. There were no such sales during the three months ended March 31, 2009. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended March 31, 2010
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$401.6	$375.5	$115.6	$0.2	$892.9
Intercompany marketing fees and sales	4.3	—	4.9	(9.2)	—
Operating costs and expenses:
Cost of goods sold	378.5	335.2	113.9	(6.9)	820.7
Operating expenses	24.7	32.9	0.8	(2.3)	56.1
Property damage expenses	0.2	—	—	—	0.2

Segment contribution margin	$2.5	$7.4	$5.8	$0.2	15.9

General and administrative expenses					15.3
Depreciation and amortization					14.5
Gain on sale of assets					(0.5)

Operating loss					$(13.4)

Total assets	$571.0	$426.2	$74.3	$151.9	$1,223.4

Capital spending (excluding business combinations)	$7.6	$1.9	$—	$0.1	$9.6

	Three Months Ended March 31, 2009
				Corporate,
				Other and
	Refining	Retail(2)	Marketing	Eliminations	Consolidated
	(revised)(1)				(revised)(1)
Net sales (excluding intercompany marketing fees and sales)	$4.0	$295.6	$68.5	$0.2	$368.3
Intercompany marketing fees and sales	(3.1)	—	3.1	—	—
Operating costs and expenses:
Cost of goods sold	(3.2)	254.9	66.4	(0.5)	317.6
Operating expenses	12.2	33.4	0.2	—	45.8
Insurance proceeds — business interruption	(21.1)	—	—	—	(21.1)
Property damage proceeds, net	(1.6)	—	—	—	(1.6)

Segment contribution margin	$14.6	$7.3	$5.0	$0.7	27.6

General and administrative expenses					14.7
Depreciation and amortization					10.2

Operating income					$2.7

Total assets	$405.5	$457.0	$61.1	$167.2	$1,090.8

Capital spending (excluding business combinations)	$79.9	$0.9	$—	$—	$80.8

(1)
These amounts have been revised due to a misapplication of accounting guidance associated with accounting for lower of cost or market (LCM) reserves when using the LIFO method of accounting for inventories. We recognized a reversal of a LCM reserve in the first quarter of 2009 in the amount of $4.8 million ($3.1 million, net of tax). The reversal should not have been recognized until the second quarter of 2009 when our refinery resumed operations and the related inventory was sold. This resulted in a $3.1 million reduction to previously reported net income for the three months ended March 31, 2009, or $(0.03) per diluted share.

(2)	Retail operating results for the three months ended March 31, 2009 have been restated to reflect the reclassification of the remaining nine Virginia stores to normal operations.

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
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2010, was (in millions):

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$0.1	$—	$0.1
Liabilities
Commodity derivatives	—	(0.2)	—	(0.2)

Net liabilities	$—	$(0.1)	$—	$(0.1)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted, where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of March 31, 2010 and December 31, 2009, respectively, $0.2 million and $2.7 million of net derivative positions are included in other current assets on the accompanying consolidated balance sheets. As of March 31, 2010, $0.3 million of cash collateral is held by counterparty brokerage firms. These amounts have been netted with the net derivative positions with each counterparty.
11. Derivative Instruments
From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:
•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and
•	To limit the exposure to floating-rate fluctuations on current borrowings.
We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the three months ended March 31, 2010 and 2009.

Swaps
In December 2007, in conjunction with providing E-10 products, which contain 90% conventional fuel and 10% ethanol, in our retail markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade which fixed the purchase price of ethanol for a predetermined number of gallons at future dates from April 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the New York Mercantile Exchange (NYMEX) which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from April 2008 through December 2009. There were no gains or losses recognized on these contracts during the three months ended March 31, 2010. Delek recorded gains of $0.4 million during the three months ended March 31, 2009, which were included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.
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
In accordance with ASC 815, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the three months ended March 31, 2009, we recognized gains of $9.4 million, which are included as an adjustment to cost of goods sold in the condensed consolidated statement of operations as a result of the discontinuation of these cash flow hedges. There were no gains or losses recognized during the three months ended March 31, 2010. There were no unrealized gains or losses remaining in accumulated other comprehensive income as of March 31, 2010 or December 31, 2009. As of March 31, 2010, there were no additional unrealized gains or losses held on the accompanying condensed consolidated balance sheet. As of December 31, 2009, total unrealized gains of $2.0 million were held as other current assets on the accompanying condensed consolidated balance sheet.
Forward Fuel Contracts
From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized (losses) gains of $(0.3) million and $0.6 million, respectively, during the three months ended March 31, 2010 and 2009, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. As of March 31, 2010 and December 31, 2009, total unrealized (losses) gains of $(0.1) million and $0.1 million, respectively, were held as other current assets on the accompanying condensed consolidated balance sheets.
Futures Contracts
In the first quarter of 2008, Delek entered into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains of $0.3 million and $0.4 million during the three months ended March 31, 2010 and 2009, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.
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
Due to the suspension of operations at the refinery in November 2008, Delek was unable to take delivery under the refining contracts covering the period of the refinery shutdown and settled these contracts net with the vendors, even though no net settlement provisions existed. Therefore, Delek discontinued the normal purchase exemption under ASC 815 for the refining contracts covering the periods from January 2009 through April 2009. Delek recognized losses of $1.7 million relating to the market value of these contracts for the three months ended March 31, 2009. There were no futures contracts recorded at fair value under ASC 815 during the three months ended March 31, 2010.

Interest Rate Instruments
From time to time, Delek enters into interest rate swap and cap agreements that are intended to economically hedge floating rate debt related to our current borrowings. These interest rate derivative instruments are discussed in conjunction with our long term debt in Note 7.
12. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee related matters. In addition, certain private parties who claim they were adversely affected by the November 20, 2008 explosion and fire at our Tyler refinery have commenced litigation against us. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
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
We have recorded a liability of approximately $7.6 million as of March 31, 2010 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler refinery. This liability includes estimated costs for on-going investigation and remediation efforts for known contamination of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $2.6 million of the liability is expected to be expended over the next 12 months with the remaining balance of $5.0 million expendable by 2022.
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

In October 2007, the Texas Commission on Environmental Quality (TCEQ) approved an Agreed Order that resolved alleged violations of certain air rules that had continued after the Tyler refinery was acquired. The Agreed Order required the refinery to pay a penalty and fund a Supplemental Environmental Project for which we had previously reserved adequate amounts. In addition, the refinery was required to implement certain corrective measures, which the company completed as specified in Agreed Order Docket No. 2006-1433-AIR-E, with one exception that will be completed in 2010.
Contemporaneous with the refinery purchase, Delek became a party to a Waiver and Compliance Plan with the EPA that extended the implementation deadline for low sulfur gasoline from January 1, 2006 to May 2008. EPA later agreed to extend certain provisions of the Waiver that allowed us to exceed the 80 ppm per-gallon sulfur maximum for up to two months past the original May 31, 2008 compliance date. Construction and commissioning of the gasoline hydrotreater was completed in June 2008 and all gasoline has met low sulfur specifications since the end of that month. All requirements of the Waiver and Compliance Plan have been completed and EPA terminated the Waiver in early June 2009.
The EPA has issued final rules for gasoline formulation that will require the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. It may be necessary for us to purchase credits to comply with these content requirements and there can be no assurance that such credits will be available or that we will be able to purchase available credits at reasonable prices.
The Energy Policy Act of 2005 requires increasing amounts of renewable fuel to be incorporated into the gasoline pool through 2012. Under final rules implementing this Act (the Renewable Fuel Standard), the Tyler refinery is classified as a small refinery exempt from renewable fuel standards through 2010. The Energy Independence and Security Act of 2007 (EISA) increased the amounts of renewable fuel required by the Energy Policy Act of 2005. A rule proposed by EPA to implement EISA (referred to as the Renewable Fuel Standard — 2, or RFS 2) would require us to displace increasing amounts of refined products with biofuels beginning with approximately 7.5% in 2011 and escalating to approximately 18% in 2022. The proposed rule could cause decreased crude runs and materially affect profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products. Although temporarily exempt from this rule, the Tyler refinery began supplying an E-10 gasoline-ethanol blend in January 2008. Because our exemption from RFS 2 is scheduled to end at the end of 2010, we are in the planning and engineering stage for projects that will allow us to blend increasing amounts of ethanol and biodiesel into our fuels beginning in 2011.
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
In addition to OSHA, the Chemical Safety Board (CSB) and the EPA have requested information pertaining to the November 2008 incident. The EPA is currently conducting an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act.

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
Letters of Credit
As of March 31, 2010, Delek had in place letters of credit totaling approximately $185.6 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment, gasoline and diesel purchases for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at March 31, 2010.
13. Related Party Transactions
At March 31, 2010, Delek Group beneficially owned approximately 73.1% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Itshak Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
On September 29, 2009, Delek executed a promissory note in favor of Delek Petroleum, Ltd., an Israeli corporation controlled by our indirect majority stockholder, Delek Group, Ltd (Delek Petroleum) in the amount of $65.0 million. The note matures on October 1, 2010 and bears interest at 8.5% (net of any applicable withholding taxes) payable on a quarterly basis. Additionally, the lender has the option, any time after December 31, 2009, to elect a one-time adjustment to the functional currency of the principal amount. The note also provides the lender the option to make an adjustment to the interest rate, once during the note life, but that adjustment cannot exceed the then prevailing market interest rate. The note is unsecured. The loan is prepayable in whole or in part at any time without penalty or premium at the borrower’s election.
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
On January 12, 2006, we entered into a consulting agreement with Charles H. Green, the father of one of our named executive officers, Frederec Green. Under the terms of the agreement, Charles Green provided assistance and guidance, primarily in the area of electrical reliability, at our Tyler refinery, and was paid $100 per hour for services rendered. Mr. Green did not provide any services during the three months ended March 31, 2010. We paid a nominal amount for these services during the three months ended March 31, 2009.
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

As of May 1, 2005, Delek entered into a consulting agreement with Greenfeld-Energy Consulting, Ltd., (Greenfeld-Energy) a company owned and controlled by one of Delek’s directors, Zvi Greenfeld. Mr. Greenfeld did not stand for re-election at Delek’s 2010 annual meeting of stockholders and, as a result, his tenure on the Board of Directors ended on May 4, 2010. Under the terms of the agreement, Mr. Greenfeld personally provides consulting services relating to the refining industry and Greenfeld-Energy receives monthly consideration and reimbursement of reasonable expenses. From May 2005 through August 2005, Delek paid Greenfeld-Energy approximately $7 thousand per month. Since September 2005, Delek has paid Greenfeld-Energy a monthly payment of approximately $8 thousand. In April 2006, Delek paid Greenfeld-Energy a bonus of $70 thousand for services rendered in 2005. Pursuant to the agreement, on May 3, 2006, we granted Mr. Greenfeld options to purchase 130,000 shares of our common stock at $16.00 per share, our initial public offering price, pursuant to our 2006 Long-Term Incentive Plan. These options vest ratably over five years. The agreement continues in effect until terminated by either party upon six months advance notice to the other party.
14. Subsequent Events
Dividend Declaration
On May 4, 2010, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on June 22, 2010 to shareholders of record on May 25, 2010.
Amendment to 2006 Long-Term Incentive Plan
At the 2010 Annual Meeting of Stockholders held on May 4, 2010, our stockholders approved an amendment to our 2006 Long-Term Incentive Plan, among other things, to increase the maximum number of shares authorized for issuance by 2,000,000 to a total of 5,053,392 shares.
Related Party Transaction
Zvi Greenfeld did not stand for re-election at the 2010 Annual Meeting of Stockholders held on May 4, 2010 and is no longer a director of Delek.
Income Tax Receivable
A receivable carried on the condensed consolidated balance sheet as of March 31, 2010 related to federal income taxes in the amount of $39.6 million was received in April 2010.
Special Bonus to Chief Financial Officer
On May 4, 2010, the Company’s Compensation Committee authorized the payment of a special bonus to Executive Vice President and Chief Financial Officer, Mark B. Cox, in the amount of $128,058 (the Special Bonus). The Special Bonus supplements an earlier payment to Mr. Cox relating to the loss he experienced on the sale of his Texas home.

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:
•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;
•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;
•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;
•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;
•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance with, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	seasonality;
•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the heading “Managements Discussion and Analysis” and in our other filings with the SEC.
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
Overview
We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (bpd), along with an associated light products loading facility. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and owns and/or operates crude oil pipelines and associated tank farms in east Texas. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 430 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. Additionally, we own a minority interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 75,000 bpd moderate complexity crude oil refinery located in El Dorado, Arkansas and other pipeline and product terminals.
Our profitability in the refinery segment is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include the cost of crude, our primary feedstock, the refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the increases in the cost of crude oil, are reflected in the changes of light refined products, the value of heavier products, such as coke, carbon black oil (CBO), and liquefied petroleum gas (LPG) have not moved in parallel with crude cost. This causes additional pressure on our realized margins.
We compare our per barrel refined product margin to a well established industry metric, the U.S. Gulf Coast 5-3-2 crack spread (Gulf Coast crack spread), which is used as a benchmark for measuring a refinery’s product margins by measuring the difference between the price of light products and crude oil. It represents the approximate gross margin resulting from processing one barrel of crude oil into three fifths of a barrel of gasoline and two fifths of a barrel of high sulfur diesel. We calculate the Gulf Coast crack spread using the market value of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the first month futures price of light sweet crude oil on the NYMEX. U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline is a grade of gasoline commonly marketed as Regular Unleaded at retail locations. U.S. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra low sulfur diesel) are priced. The NYMEX is the commodities trading exchange located in New York City where contracts for the future delivery of petroleum products are bought and sold.

As we have previously reported, on November 20, 2008, an explosion and fire occurred at the Tyler refinery, which halted our production. The explosion and fire caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. The refinery was subject to a gradual, monitored restart in May 2009, culminating in a full resumption of operations on May 18, 2009. For the three months ended March 31, 2010, the refinery was fully operational. For the three months ended March 31, 2009, refinery operations were suspended for the entire period.
Currently we carry, and at the time of the incident we carried, insurance coverage of $1.0 billion in combined limits to insure against property damage and business interruption. Under these policies, we are subject to a $5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. We recorded property damage expenses of $0.2 million during the three months ended March 31, 2010. During the three months ended March 31, 2009, we recognized income from insurance proceeds of $30.6 million, of which, $21.1 million is included as business interruption proceeds and $9.5 million is included as property damage. We also recorded expenses of $7.9 million, resulting in a net gain of $1.6 million related to property damage proceeds. Although we have submitted all of our contemplated insurance claims, we have not fully and finally resolved all of our outstanding claims with our insurance companies for a number of reasons, including, without limitation, the interpretation of insurance policy provisions, insurance deductible amounts and periods, market conditions that affect projected revenues and firm profits, additional or revised information, audit adjustments and other verifications of the insurance claim and subsequent events.
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
Executive Summary of Recent Developments
Refining segment activity
Our average throughput for the first quarter of 2010 was approximately 54,400 barrels per day, of which approximately 49,000 barrels per day was crude oil, delivering capacity utilization at the Tyler refinery of 81.7%. The refinery produced approximately 94% light products in the first quarter of 2010 and recognized an operating margin, excluding intercompany fees paid to the marketing segment of $2.6 million, of $6.24 per barrel sold. This margin represented 94.2% of the average Gulf Coast crack spread in the first quarter of 2010. The refinery was not operational during the first quarter of 2009 due to the explosion and fire that occurred on November 20, 2008.
Marketing segment activity
Our marketing segment generated net sales for the 2010 first quarter of $120.5 million on sales of approximately 14,300 barrels per day of refined products compared to $71.6 million on sales of approximately 13,300 barrels per day in the first quarter of 2009. Net sales for the marketing segment included intercompany revenues of $2.6 million relating to marketing services fees and $2.3 million in crude transportation and storage fees paid by our refining segment in the first quarter of 2010. In the first quarter of 2009, sales included $3.1 million in marketing service fees. The refining segment began paying crude transportation and storage fees in April 2009.
Retail segment activity
Retail fuel margins increased 15.2% in the first quarter 2010, to $0.129 per gallon, compared to $0.112 per gallon in the 2009 first quarter. This increase was partially offset by a decline in same-store fuel gallons of 0.3% in the first quarter of 2010, compared to a decline of 2.2% in the first quarter of 2009. Same-store merchandise sales increased 1.2% in the first quarter of 2010, versus a 4.4% decline in the prior year period. Increased gains within our fresh grab n’ go food business, combined with higher sales of snacks, candy and cigarettes, contributed to sales growth in the period, particularly at our re-imaged store locations. These increases were partially offset by a decline in merchandise margin, from 32.0% in the first quarter of 2009 to 30.8% in the same period of 2010.

Throughout the past year, our re-imaged stores have outperformed the legacy store base on a number of operating metrics, including same-store sales of fuel (gallons) and merchandise. As we continue to rollout more food service (QSR) sites and private label products, we anticipate our re-imaged locations are well positioned to continue to generate food and merchandise sales at levels that outpace the legacy store base. As of March 31, 2010, approximately 15% of our store locations included QSR restaurant formats that include brands such as Quiznos®, Subway®, Blimpie® and Krispy Krunchy Chicken®, among others.
Market Trends
Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum prices is our primary source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell.
We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in volatility in the price of crude oil and product prices in the first quarters of 2010 and 2009. The average price of crude oil in the first quarters of 2010 and 2009 was $78.61 and $43.24 per barrel, respectively. The U.S. Gulf Coast 5-3-2 crack spread ranged from a high of $8.27 per barrel to a low of $4.58 per barrel and averaged $6.62 per barrel during the first quarter of 2010 compared to an average of $9.14 in the first quarter of 2009. This reduction in the metric reflects the lost margin experienced in the industry.
We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $1.85 per gallon to a high of $2.20 per gallon during the first quarter of 2010 and averaged $2.04 per gallon in the 2010 first quarter, which compares to an average of $1.22 per gallon in the first quarter of 2009. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise sales and margins. Finally, the higher cost of fuel has resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.
The cost of natural gas used for fuel in our Tyler refinery has also shown historic volatility. Our average cost of natural gas increased to $5.15 per million British Thermal Units (MMBTU) in the first quarter of 2010 from $4.58 per million MMBTU in the first quarter of 2009.
As part of our overall business strategy, management determines, based on the market and other factors, whether to maintain, increase or decrease inventory levels of crude or other intermediate feedstocks based on various factors, including the crude pricing market in the Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude vendors, and any other factors which may impact the costs of crude. As of March 31, 2010, inventory levels which were reduced at the end of 2009, remained at their low levels primarily because of reduced capacity utilization. Our refinery was not operating as of March 31, 2009, resulting from the explosion and fire in November 2008, which accounts for the low inventory levels held at that time.
Factors Affecting Comparability
The comparability of our results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is affected by the following factors:
•
The explosion and fire at the Tyler, Texas refinery on November 20, 2008 shut down operations at the refinery for the three months ended March 31, 2009. Operations at the Tyler refinery fully resumed on May 18, 2009.

Summary Financial and Other Information
The following table provides summary financial data for Delek.

	Three Months Ended March 31,
	2010	2009
		(revised)
	(In millions, except share and per share data)
Statement of Operations Data:
Net sales:
Refining	$405.9	$0.9
Marketing	120.5	71.6
Retail	375.5	295.6
Other	(9.0)	0.2

Total	892.9	368.3
Operating costs and expenses:
Cost of goods sold	820.7	317.6
Operating expenses	56.1	45.8
Insurance proceeds — business interruption	—	(21.1)
Property damage expenses (proceeds), net	0.2	(1.6)
General and administrative expenses	15.3	14.7
Depreciation and amortization	14.5	10.2
Gain on sale of assets	(0.5)	—

Total operating costs and expenses	906.3	365.6

Operating income	(13.4)	2.7

Interest expense	8.7	4.7
Interest income	—	(0.1)

Total non-operating expenses	8.7	4.6

Loss from continuing operations before income tax benefit	(22.1)	(1.9)
Income tax benefit	(8.0)	(0.5)

Loss from continuing operations	(14.1)	(1.4)
Loss from discontinued operations, net of tax	—	(1.6)

Net loss	$(14.1)	$(3.0)

Basic earnings per share:
Loss from continuing operations	$(0.26)	$(0.03)
Loss from discontinued operations	—	(0.03)

Total basic earnings per share	$(0.26)	$(0.06)

Diluted earnings per share:
Loss from continuing operations	$(0.26)	$(0.03)
Loss from discontinued operations	—	(0.03)

Total diluted earnings per share	$(0.26)	$(0.06)

Weighted average common shares outstanding:
Basic	53,920,639	53,682,070

Diluted	53,920,639	53,682,070

Cash Flow Data:
Cash flows (used in) provided by operating activities	$(8.1)	$85.9
Cash flows used in investing activities	(5.5)	(72.1)
Cash flows (used in) provided by financing activities	(14.5)	26.1

Net (decrease) increase in cash and cash equivalents	$(28.1)	$39.9

	Three Months Ended March 31, 2010
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$401.6	$375.5	$115.6	$0.2	$892.9
Intercompany marketing fees and sales	4.3	—	4.9	(9.2)	—
Operating costs and expenses:
Cost of goods sold	378.5	335.2	113.9	(6.9)	820.7
Operating expenses	24.7	32.9	0.8	(2.3)	56.1
Property damage expenses	0.2	—	—	—	0.2

Segment contribution margin	$2.5	$7.4	$5.8	$0.2	15.9

General and administrative expenses					15.3
Depreciation and amortization					14.5
Gain on sale of assets					(0.5)

Operating loss					$(13.4)

Total assets	$571.0	$426.2	$74.3	$151.9	$1,223.4

Capital spending (excluding business combinations)	$7.6	$1.9	$—	$0.1	$9.6

	Three Months Ended March 31, 2009
				Corporate,
				Other and
	Refining	Retail(2)	Marketing	Eliminations	Consolidated
	(revised)(1)				(revised)(1)
Net sales (excluding intercompany marketing fees and sales)	$4.0	$295.6	$68.5	$0.2	$368.3
Intercompany marketing fees and sales	(3.1)	—	3.1	—	—
Operating costs and expenses:
Cost of goods sold	(3.2)	254.9	66.4	(0.5)	317.6
Operating expenses	12.2	33.4	0.2	—	45.8
Insurance proceeds — business interruption	(21.1)	—	—	—	(21.1)
Property damage proceeds, net	(1.6)	—	—	—	(1.6)

Segment contribution margin	$14.6	$7.3	$5.0	$0.7	27.6

General and administrative expenses					14.7
Depreciation and amortization					10.2

Operating income					$2.7

Total assets	$405.5	$457.0	$61.1	$167.2	$1,090.8

Capital spending (excluding business combinations)	$79.9	$0.9	$—	$—	$80.8

(1)
These amounts have been revised due to a misapplication of accounting guidance associated with accounting for lower of cost or market (LCM) reserves when using the LIFO method of accounting for inventories. We recognized a reversal of a LCM reserve in the first quarter of 2009 in the amount of $4.8 million ($3.1 million, net of tax). The reversal should not have been recognized until the second quarter of 2009 when our refinery resumed operations and the related inventory was sold. This resulted in a $3.1 million reduction to previously reported net income in the three months ended March 31, 2009, or $(0.03) per diluted share.

(2)	Retail operating results for the three months ended March 31, 2009 have been restated to reflect the reclassification of the remaining nine Virginia stores to normal operations.

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2010 versus the Three Months Ended March 31, 2009
For the first quarters of 2010 and 2009, we generated net sales of $892.9 million and $368.3 million, respectively, an increase of $524.6 million or 142.4%. The increase in net sales is primarily due to the resumption of our operations at the refinery on May 18, 2009 after the November 20, 2008 explosion and fire, which ceased refinery operations through such date, as well as increased fuel sales prices at the retail and marketing segments.
Cost of goods sold was $820.7 million for the 2010 first quarter compared to $317.6 million for the 2009 first quarter, an increase of $503.1 million or 158.4%. The increase in cost of goods sold resulted from the resumption of our operations at the refinery and increased fuel costs at the retail and marketing segments.
Operating expenses were $56.1 million for the first quarter of 2010 compared to $45.8 million for the 2009 first quarter, an increase of $10.3 million or 22.5%. This increase was primarily due to the resumption of our operations at the refinery.
We did not recognize any insurance proceeds related to the fourth quarter 2008 incident at the refinery during the three months ended March 31, 2010. During the first quarter 2009, we recorded insurance proceeds of $30.6 million, of which, $21.1 million is included as business interruption proceeds and $9.5 million is included as property damage. We also recorded expenses of $7.9 million, resulting in a net gain of $1.6 million related to property damage proceeds.
General and administrative expenses were $15.3 million for the first quarter of 2010 compared to $14.7 million for the 2009 first quarter, an increase of $0.6 million. The overall increase was primarily due to an increase in salaries and employee benefits, partially offset by a decrease in other taxes and outside services. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $14.5 million for the 2010 first quarter compared to $10.2 million for the 2009 first quarter, an increase of $4.3 million, or 42.2%. This increase was primarily due to several projects that were placed in service at the refinery, including the saturates gas plant rebuild due to the fourth quarter 2008 explosion and fire and the turnaround activities and crude optimization projects completed in the second quarter of 2009.
Gain on sale of assets for the first quarter of 2010 was $0.5 million and related to the sale of four company-operated retail and convenience stores and one dealer location by the retail segment in the first quarter of 2010. There were no asset sales from continuing operations during the first quarter of 2009.
Interest expense was $8.7 million in the 2010 first quarter compared to $4.7 million for the 2009 first quarter, an increase of $4.0 million. The increase is attributable to a number of factors, including higher interest rates under several of our credit facilities which have been renewed or amended over the last twelve months, the resumption of the use of our refining segment’s ABL credit facility to issue letters of credit for crude oil purchases compared to the first quarter of 2009 when the refinery was not operating and increases in deferred financing charges due to our refinancing and amendment activities. We also did not have any significant refinery projects in process during the first quarter of 2010, so little capitalization of interest expense occurred in the first quarter, whereas we had a significant capitalization of interest expense last year in the same period. Interest income was nominal in the first quarter of 2010 and $0.1 million in the first quarter of 2009. This decrease was primarily due to lower cash balances and lower investment returns.
Income tax benefit was $8.0 million for the first quarter of 2010, compared to $0.5 million for the 2009 first quarter, an increase of $7.5 million. Our effective tax rate was 36.2% for the first quarter of 2010, compared to 26.3% for the first quarter of 2009. Reflecting discontinued operations at an after-tax amount is the primary reason the first quarter 2009 rate is significantly less than the first quarter 2010 rate.

Operating Segments
We review operating results in three reportable segments: refining, marketing and retail.
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended
	March 31,
	2010	2009(1)
Days operated in period	90		—
Total sales volume (average barrels per day)(2)	53,439		948
Products manufactured (average barrels per day):
Gasoline	30,104		—
Diesel/Jet	20,244		—
Petrochemicals, LPG, NGLs	1,447		—
Other	1,785		—

Total production	53,580		—

Throughput (average barrels per day):
Crude oil	49,043		—
Other feedstocks	5,364		—

Total throughput	54,407		—

Per barrel of sales(3):
Refining operating margin(4)	$5.71	$	N/A
Refining operating margin excluding intercompany marketing service fees(5)	$6.24	$	N/A
Direct operating expenses(6)	$5.14	$	N/A
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$78.61		$43.24
US Gulf Coast 5-3-2 crack spread (per barrel)	$6.62		$9.14
US Gulf Coast unleaded gasoline (per gallon)	$2.04		$1.22
Ultra low sulfur diesel (per gallon)	$2.05		$1.33
Natural gas (per MMBTU)	$5.15		$4.58

(1)
The refinery did not operate during the period from November 21, 2008 through May 17, 2009 due to the November 20, 2008 explosion and fire. The refinery resumed full operations on May 18, 2009. Sales volumes for the three months ended March 31, 2009 include minimal sales of intermediate products made prior to the restart of the refinery.

(2)
Sales volume includes 838 barrels per day sold to the marketing segment during the three months ended March 31, 2010. There were no sales of product to the marketing segment during the three months ended March 31, 2009.

(3)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) divided by the total barrels sold during the period.

(4)	“Operating margin” is defined as refining segment net sales less cost of goods sold.

(5)
“Operating margin excluding intercompany marketing” fees is defined as refining segment net sales less cost of goods sold, adjusted to exclude the fees paid to the marketing segment of $2.6 million during the three months ended March 31, 2010.

(6)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.
Net sales for the refining segment were $405.9 million for the first quarter of 2010 compared to $0.9 million for the 2009 first quarter, an increase of $405.0 million. The increase is due to the resumption of operations at the refinery on May 18, 2009 after the November 20, 2008 explosion and fire. The average sales price during the three months ended March 31, 2010 was $84.40 per barrel sold. The minimal sales in the first quarter of 2009 represent the disposition of certain intermediate products unnecessary to resume operations at the refinery.

Cost of goods sold for the first quarter of 2010 was $378.5 million compared to $(3.2) million for the 2009 first quarter, an increase of $381.7 million. This increase is a result of the resumption of operations at the refinery. The average cost of goods sold during the three months ended March 31, 2010 was $78.69 per barrel sold. Cost of goods sold in 2009 consisted of gains recognized on derivative contracts.
Our refining segment has a service agreement with our marketing segment, which among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This fee was $2.6 million during the first quarter of 2010 as compared to $3.1 million in the same period of 2009. In the 2010 first quarter, these service fees were based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. In the 2009 first quarter, these fees were based on the modeled sales included in the refining segment’s business interruption insurance claims. We eliminate this intercompany fee in consolidation.
During the first quarter of 2010, we recorded property damage expenses of $0.2 million related to the November 20, 2008 explosion and fire at the refinery. During the first quarter of 2009, we recorded insurance proceeds of $30.6 million, of which $21.1 million is included as business interruption proceeds and $9.5 million is included as property damage. We also recorded expenses of $7.9 million, resulting in a net gain of $1.6 million related to property damage proceeds.
Operating expenses were $24.7 million for the 2010 first quarter compared to $12.2 million for the 2009 first quarter, an increase of $12.5 million, or 102.5%. This increase in operating expense was primarily due to the resumption of operations at the refinery.
Contribution margin for the refining segment in the 2010 first quarter was $2.5 million, or 15.7% of our consolidated contribution margin.
Marketing Segment
The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended
	March 31,
	2010	2009
Days operated in period	90	90
Products sold (average barrels per day):
Gasoline	6,603	6,705
Diesel/Jet	7,651	6,578
Other	44	59

Total sales (average barrels per day)	14,298	13,342

Direct operating expenses (per barrel of sales)	$0.65	$0.14

Net sales for the marketing segment were $120.5 million in the first quarter of 2010 compared to $71.6 million for the 2009 first quarter. Total sales volume averaged 14,298 barrels per day in the 2010 first quarter compared to 13,342 in the 2009 first quarter. The average sales price per gallon of gasoline increased $0.83 per gallon in the first quarter of 2010, to $2.13 per gallon from $1.30 in the first quarter of 2009. The average price of diesel also increased to $2.15 per gallon in the first quarter of 2010 compared to $1.42 per gallon in the first quarter of 2009. Net sales included $2.6 million and $3.1 million of net service fees paid by our refining segment to our marketing segment for the 2010 and 2009 first quarters, respectively. In the 2010 first quarter, these service fees were based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. In the 2009 first quarter, these fees were based on the modeled sales included in the refining segment’s business interruption insurance claims. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment, relating to the utilization of certain crude pipeline assets. These fees were $2.3 million during the three months ended March 31, 2010. There were no transportation and storage fees during the first quarter of 2009.
Cost of goods sold was $113.9 million in the first quarter of 2010 approximating a cost per barrel sold of $88.49. This compares to cost of goods sold of $66.4 million for the first quarter of 2009, approximating a cost per barrel sold of $55.28. This cost per barrel resulted in an average gross margin of $3.36 per barrel in the 2010 first quarter compared to $4.33 per barrel in the 2009 first quarter. Additionally, we recognized (losses) gains during the 2010 and 2009 first quarter of $(0.3) million and $0.6 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.

Operating expenses in the marketing segment were approximately $0.8 million and $0.2 million, respectively, for the first quarter of 2010 and 2009, an increase of $0.6 million or 300.0%. This increase is primarily due to the intercompany sale of certain pipeline assets from our refining segment to our marketing segment on March 31, 2009. Operating expenses associated with these assets amounted to $0.5 million during the three months ended March 31, 2010.
Contribution margin for the marketing segment in the 2010 first quarter was $5.8 million, or 36.5% of our consolidated segment contribution margin.
Retail Segment
The table below sets forth certain information concerning our retail segment continuing operations:

	Three Months Ended
	March 31,
	2010	2009(1)
Number of stores (end of period)	434	466
Average number of stores	441	466
Retail fuel sales (thousands of gallons)	102,998	106,672
Average retail gallons per average number of stores (in thousands)	234	229
Retail fuel margin ($ per gallon)	$0.129	$0.112
Merchandise sales (in thousands)	$86,815	$88,610
Merchandise margin %	30.8%	32.0%
Credit expense (% of gross margin)	10.4%	7.8%
Merchandise and cash over/short (% of net sales)	0.2%	0.3%
Operating expense/merchandise sales plus total gallons	16.7%	16.4%

(1)	Retail operating results for the three months ended March 31, 2009 have been restated to reflect the reclassification of the remaining nine Virginia stores to normal operations.
Net sales for our retail segment in the first quarter of 2010 increased 27.0% to $375.5 million from $295.6 million in the 2009 first quarter. This increase was primarily due to an increase in the retail fuel price per gallon of 44.5% to an average price of $2.63 per gallon in the first quarter of 2010 from an average price of $1.82 per gallon in the first quarter of 2009.
Retail fuel sales were 103.0 million gallons for the 2010 first quarter, compared to 106.7 million gallons for the 2009 first quarter. This decrease was primarily due to the sale of underperforming stores in the second half of 2009 and first quarter of 2010. Comparable store gallons decreased 0.3% between the first quarter of 2010 and the first quarter of 2009. Total fuel sales, including wholesale dollars, increased 39.5% to $288.7 million in the first quarter of 2010. The increase was primarily due to the increase in the average price per gallon sold noted above, partially offset by the decrease in total gallons sold, also noted above.
Merchandise sales decreased 2.0% to $86.8 million in the first quarter of 2010 compared to the first quarter of 2009. The decrease in merchandise sales was primarily due to the decrease in the number of stores operated during the first quarter of 2010 as compared to the same period in 2009. Same store merchandise sales increased 1.2%, primarily in the cigarette and candy and gum categories.
Cost of goods sold for our retail segment increased 31.5% to $335.2 million in the first quarter of 2010. This increase was primarily due to the increase in the average cost per gallon of 47.1%, or an average cost of $2.51 per gallon in the first quarter of 2010 when compared to an average cost of $1.70 per gallon in the first quarter of 2009.
Operating expenses were $32.9 million in the 2010 first quarter, a decrease of $0.5 million, or 1.5%. This decrease was due primarily to a decrease in insurance, salaries, utilities and maintenance expenses due mainly to the decrease in the number of stores operated, partially offset by higher credit expenses.
Contribution margin for the retail segment in the 2010 first quarter was $7.4 million, or 46.5% of our consolidated contribution margin.

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
Additional capital may be required in order to consummate significant acquisitions. We would likely seek these additional funds from a variety of sources, including public or private debt and stock offerings, and borrowings under credit lines or other sources. There can be no assurance that we will be able to identify or consummate significant acquisitions or to raise additional funds on favorable terms or at all.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Cash Flow Data:
Cash flows (used in) provided by operating activities	$(8.1)	$85.9
Cash flows used in investing activities	(5.5)	(72.1)
Cash flows (used in) provided by financing activities	(14.5)	26.1

Net (decrease) increase in cash and cash equivalents	$(28.1)	$39.9

Cash Flows from Operating Activities
Net cash used in operating activities was $8.1 million for the 2010 first quarter compared to cash provided of $85.9 million for the 2009 first quarter. The decrease in cash flows from operations in the first quarter of 2010 from the same period in 2009 was primarily due to a $29.6 million increase in accounts receivable, net and a $14.1 million net loss in the first quarter of 2010 as compared to a $3.0 million net loss in the same period of 2009. These changes were partially offset by an increase in depreciation and amortization expense in the first quarter of 2010 as compared to the first quarter of 2009.
Cash Flows from Investing Activities
Net cash used in investing activities was $5.5 million for the 2010 first quarter compared to $72.1 million in the 2009 first quarter. This decrease is primarily due to a $71.2 million decrease in capital spending in the first quarter of 2010 as compared to the first quarter of 2009.
Cash used in investing activities includes our capital expenditures during the current period of approximately $9.6 million, of which $7.6 million was spent on projects in the refining segment, $1.9 million was spent in the retail segment and $0.1 million was spent at the holding company level. During the first quarter of 2009, we spent $80.8 million, of which $79.9 million was spent on projects at our refinery, including the rebuild of the saturates gas plant damaged in the explosion and fire in the fourth quarter of 2008, and $0.9 million in our retail segment.
Cash Flows from Financing Activities
Net cash used in financing activities was $14.5 million in the first quarter of 2010, compared to cash provided of $26.1 million in the first quarter of 2009. The decrease in net cash from financing activities in the first quarter of 2010 primarily consisted of net proceeds from long-term revolvers of $2.9 million in the first quarter of 2010, compared to net proceeds of $85.4 million in the first quarter of 2009. Further contributing to the decrease was the increase in deferred financing costs paid to $8.6 million in the first quarter of 2010 from $2.5 million in the first quarter of 2009, due primarily to the new ABL agreement entered into in February 2010, which replaced the SunTrust ABL revolver in our refining segment. These decreases were partially offset by payments on debt and capital lease obligations of $54.8 million in the 2009 first quarter, as compared to payments of $6.5 million in the 2010 first quarter.

Cash Position and Indebtedness
As of March 31, 2010, our total cash and cash equivalents were $40.3 million and we had total indebtedness of approximately $313.5 million. Borrowing availability under our three separate revolving credit facilities was approximately $139.9 million and we had letters of credit issued of $185.6 million. We believe we were in compliance with our covenants in all debt facilities as of March 31, 2010.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the 2010 first quarter were $9.6 million, of which approximately $7.6 million was spent in our refining segment, $1.9 million in our retail segment and $0.1 million at the holding company level. Our capital expenditure budget is approximately $58.7 million for 2010. The following table summarizes our actual capital expenditures for the first quarter of 2010 and planned capital expenditures for the full year 2010 by operating segment and major category (in millions):

		Three Months
	Full Year	Ended March 31,
	2010 Budget	2010 Actual
Refining:
Sustaining maintenance, including turnaround activities	$4.7	$0.8
Regulatory	32.8	5.9
Discretionary projects	3.2	0.9

Refining segment total	40.7	7.6

Marketing:
Discretionary projects	—	—

Marketing segment total	—	—

Retail:
Sustaining maintenance	6.3	0.7
Growth/profit improvements	5.7	0.8
Store enhancements	6.0	0.4

Retail segment total	18.0	1.9

Other	—	0.1

Total capital spending	$58.7	$9.6

In 2010, we plan to spend approximately $18.0 million in the retail segment, $6.0 million of which is expected to consist of the re-imaging of 16 of our existing stores. We spent $0.4 million on these projects in the first quarter of 2010. We expect to spend approximately $32.8 million on regulatory projects in the refining segment in 2010, $18.9 million of which relates to the Mobile Source Air Toxics (MSAT) II compliance project and another $7.4 million of which relates to the maintenance shop and warehouse relocation project, both of which are discussed further below. We spent $5.9 million on regulatory projects in the first quarter of 2010. In addition, we plan to spend approximately $4.7 million on maintenance projects and approximately $3.2 million for other discretionary projects in 2010.
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
We have no off-balance sheet arrangements as of March 31, 2010.

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
Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. During 2007, in connection with our marketing segment’s supply contracts, we entered into certain futures contracts. In accordance with ASC 815, Derivatives and Hedging (ASC 815), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. At March 31, 2010 and December 31, 2009, we had open futures contracts representing 30,000 barrels and 113,000 barrels, respectively, of refined petroleum products with an unrealized net (loss) gain of $(0.1) million and $0.1 million, respectively.
In December 2007, in connection with our offering of renewable fuels in our retail segment markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade and a series of OTC swaps based on the futures price of unleaded gasoline as quoted on the New York Mercantile Exchange. In accordance with ASC 815, all of these swaps are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. We had no open swap contracts as of March 31, 2010. As of December 31, 2009, we had open derivative contracts representing 95,967 barrels of ethanol with unrealized net losses of $0.5 million. As of December 31, 2009, we also had open derivative contracts representing 96,000 barrels of unleaded gasoline with unrealized net gains of $0.8 million.
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
In accordance with ASC 815, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the three months ended March 31, 2009, we recognized gains of $9.4 million, which are included as an adjustment to cost of goods sold in the condensed consolidated statement of operations as a result of the discontinuation of these cash flow hedges. There were no gains or losses recognized for the three months ended March 31, 2010.

We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At March 31, 2010, we held approximately 1.0 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $61.99 per barrel. At March 31, 2010 and December 31, 2009, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $25.6 million and $20.8 million, respectively. We refer to this excess as our LIFO reserve.
Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $247.8 million as of March 31, 2010. We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments decreased by a nominal amount for both the three months ended March 31, 2010 and 2009. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of March 31, 2009 would be to change interest expense by $2.5 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of March 31, 2010, we had interest rate cap agreements in place representing $60.0 million in notional value and all mature in July 2010. These interest rate caps range from 3.75% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.65% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was nominal as of both March 31, 2010 and December 31, 2009.
The types of instruments used in our hedging and trading activities described above include swaps and futures. Our positions in derivative commodity instruments are monitored and managed on a daily basis by a risk management committee to ensure compliance with our risk management strategies which have been approved by our board of directors.

ITEM 4.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 5.	OTHER INFORMATION
Dividend Declaration
On May 4, 2010, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on June 22, 2010, to shareholders of record on May 25, 2010.
Special Bonus to Chief Financial Officer
On May 4, 2010, the Company’s Compensation Committee authorized the payment of a special bonus to Executive Vice President and Chief Financial Officer, Mark B. Cox, in the amount of $128,058 (the Special Bonus). The Special Bonus supplements an earlier payment to Mr. Cox relating to the loss he experienced on the sale of his Texas home.

Annual Meeting of Stockholders
The following information relates to matters submitted to the stockholders of Delek US Holdings, Inc. at the Annual Meeting of Stockholders held on May 4, 2010.
At the meeting, the following directors were elected by the vote indicated:

Ezra Uzi Yemin
Votes cast in favor:	40,985,509
Votes withheld:	3,782,354
Gabriel Last
Votes cast in favor:	40,867,736
Votes withheld:	3,900,127
Asaf Bartfeld
Votes cast in favor:	40,965,363
Votes withheld:	3,802,500
Aharon Kacherginski
Votes cast in favor:	44,687,243
Votes withheld:	80,620
Shlomo Zohar
Votes cast in favor:	44,690,664
Votes withheld:	77,199
Carlos E. Jordá
Votes cast in favor:	41,888,520
Votes withheld:	2,879,343
Charles H. Leonard
Votes cast in favor:	44,692,829
Votes withheld:	75,034
Philip L. Maslowe
Votes cast in favor:	44,689,832
Votes withheld:	78,031
The proposal to approve an amendment to our 2006 Long-Term Incentive Plan, to, among other things, increase the maximum number of shares authorized for issuance by 2,000,000 shares to a total of 5,053,392 was approved by the vote indicated:

Votes cast in favor:	41,475,966
Votes against:	3,147,667
Abstentions:	144,230
Broker non-votes:	4,477,907
The proposal to ratify Ernst & Young LLP as our independent registered public accounting firm for the 2010 fiscal year was approved by the vote indicated:

Votes cast in favor:	49,184,614
Votes against:	35,888
Abstentions:	25,268

Item 6.	EXHIBITS

Exhibit No.		Description
10.1	*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (as amended through May 4, 2010)
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.
By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Cox
Mark Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 7, 2010

EXHIBIT INDEX

Exhibit No.		Description
10.1	*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (as amended through May 4, 2010)
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement