Form 10-Q
period 2010-06-30
Delek US Holdings, Inc.
filed 2010-08-06
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 30, 2010, there were 54,382,604 shares of common stock, $0.01 par value, outstanding.

Part I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2010	2009
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$72.9	$68.4
Accounts receivable	109.2	76.7
Inventory	135.2	116.4
Other current assets	7.9	50.1

Total current assets	325.2	311.6

Property, plant and equipment:
Property, plant and equipment	877.2	865.5
Less: accumulated depreciation	(196.0)	(173.5)

Property, plant and equipment, net	681.2	692.0

Goodwill	71.9	71.9
Other intangibles, net	8.3	9.0
Minority investment	131.6	131.6
Other non-current assets	12.1	6.9

Total assets	$1,230.3	$1,223.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$213.3	$192.5
Current portion of long-term debt and capital lease obligations	157.8	17.7
Note payable to related party	65.0	65.0
Accrued expenses and other current liabilities	54.5	47.0

Total current liabilities	490.6	322.2

Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	77.2	234.4
Environmental liabilities, net of current portion	4.8	5.3
Asset retirement obligations	7.2	7.0
Deferred tax liabilities	109.3	110.5
Other non-current liabilities	11.9	12.6

Total non-current liabilities	210.4	369.8

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 54,381,479 shares and 53,700,570 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	0.5	0.5
Additional paid-in capital	288.5	281.8
Retained earnings	240.3	248.7

Total shareholders’ equity	529.3	531.0

Total liabilities and shareholders’ equity	$1,230.3	$1,223.0

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(revised)
	(In millions, except share and per share data)
Net sales	$997.7	$613.3	$1,890.6	$981.6
Operating costs and expenses:
Cost of goods sold	895.1	529.7	1,715.8	847.3
Operating expenses	55.8	56.7	111.9	102.5
Insurance proceeds — business interruption	(12.8)	(37.0)	(12.8)	(58.1)
Property damage proceeds, net	(4.2)	(17.3)	(4.0)	(18.9)
General and administrative expenses	14.8	15.6	30.1	30.3
Depreciation and amortization	16.0	12.5	30.5	22.7
Loss on sale of assets	0.6	—	0.1	—

Total operating costs and expenses	965.3	560.2	1,871.6	925.8

Operating income	32.4	53.1	19.0	55.8

Interest expense	8.8	5.7	17.5	10.4
Interest income	—	—	—	(0.1)
Other expenses, net	—	2.0	—	2.0

Total non-operating expenses	8.8	7.7	17.5	12.3

Income from continuing operations before income tax expense	23.6	45.4	1.5	43.5
Income tax expense	8.6	15.8	0.6	15.3

Income from continuing operations	15.0	29.6	0.9	28.2
Loss from discontinued operations, net of tax	—	—	—	(1.6)

Net income	$15.0	$29.6	$0.9	$26.6

Basic earnings per share:
Income from continuing operations	$0.28	$0.55	$0.02	$0.53
Loss from discontinued operations	—	—	—	(0.04)

Total basic earnings per share	$0.28	$0.55	$0.02	$0.49

Diluted earnings per share:
Income from continuing operations	$0.28	$0.54	$0.02	$0.52
Loss from discontinued operations	—	—	—	(0.03)

Total diluted earnings per share	$0.28	$0.54	$0.02	$0.49

Weighted average common shares outstanding:
Basic	54,350,910	53,689,611	54,136,963	53,685,861

Diluted	54,370,369	54,988,101	54,162,790	54,433,686

Dividends declared per common share outstanding	$0.0375	$0.0375	$0.075	$0.075

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In millions, except per share data)
Cash flows from operating activities:
Net income	$0.9	$26.6
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30.5	22.7
Amortization of deferred financing costs	3.5	3.2
Accretion of asset retirement obligations	0.3	0.2
Deferred income taxes	(1.1)	29.1
Loss on sale of assets	0.1	—
Loss on sale of assets held for sale	—	1.1
Gain on involuntary conversion of assets	(4.0)	(18.9)
Loss on exchange of auction rate security	—	2.0
Stock-based compensation expense	1.9	1.7
Income tax benefit of stock-based compensation	(2.2)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(32.5)	(35.5)
Inventories and other current assets	25.5	(58.5)
Accounts payable and other current liabilities	28.3	145.3
Non-current assets and liabilities, net	(1.1)	3.7

Net cash provided by operating activities	50.1	122.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(24.6)	(141.5)
Expenditures to rebuild refinery	(0.2)	(11.2)
Property damage insurance proceeds	4.2	30.1
Proceeds from sales of convenience store assets	5.5	0.4
Proceeds from sale of assets held for sale	—	9.3

Net cash used in investing activities	(15.1)	(112.9)

Cash flows from financing activities:
Proceeds from long-term revolvers	372.7	230.9
Payments on long-term revolvers	(368.5)	(170.4)
Payments on debt and capital lease obligations	(21.3)	(57.8)
Taxes paid in connection with settlement of share purchase rights	(2.5)	—
Income tax benefit of stock-based compensation	2.2	—
Dividends paid	(4.2)	(4.1)
Deferred financing costs paid	(8.9)	(2.7)

Net cash used in financing activities	(30.5)	(4.1)

Net increase in cash and cash equivalents	4.5	5.7
Cash and cash equivalents at the beginning of the period	68.4	15.3

Cash and cash equivalents at the end of the period	$72.9	$21.0

Supplemental disclosures of cash flow information:
Cash paid during the period for: Interest, net of capitalized interest of a $0.1 million and $1.2 million in the 2010 and 2009 periods, respectively	$11.6	$6.6

Income taxes	$1.6	$—

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
Delek is listed on the New York Stock Exchange (NYSE) under the symbol “DK.” As of June 30, 2010, 73.1% of our outstanding shares were beneficially owned by Delek Group Ltd. (Delek Group) located in Natanya, Israel.
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
Segment Reporting
Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, marketing and retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. The retail segment markets gasoline, diesel and other refined petroleum products and convenience merchandise through a network of approximately 425 company-operated retail fuel and convenience stores and sells fuel to a dealer network of over 50 stores. Segment reporting is more fully discussed in Note 9.

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
Reclassifications
Cost of goods sold, reported in the condensed consolidated statement of operations, for the three months ended June 30, 2009 has been revised due to a misapplication of accounting guidance associated with accounting for lower of cost or market (LCM) reserves when using the LIFO method of accounting for inventories. We recognized a reversal of a LCM reserve in the first quarter of 2009 in the amount of $4.8 million ($3.1 million, net of tax). The reversal should not have been recognized until the second quarter of 2009 when our refinery resumed operations and the related inventory was sold. This resulted in a $3.1 million increase to previously reported net income in the three months ended June 30, 2009, or $0.06 per diluted share. This revision did not have an impact on income reported for the six months ended June 30, 2009.
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
Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of June 30, 2010 and December 31, 2009, any cash equivalents consisted primarily of overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.
Accounts Receivable
Accounts receivable primarily consists of receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to specifically identified trade receivables of a nominal amount as of both June 30, 2010 and December 31, 2009.
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
Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three and six months ended June 30, 2010 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated
Property, plant and equipment	$450.6	$35.5	$388.9	$2.2	$877.2
Less: Accumulated depreciation	(69.9)	(6.7)	(119.2)	(0.2)	(196.0)

Property, plant and equipment, net	$380.7	$28.8	$269.7	$2.0	$681.2

Depreciation expense for the three months ended June 30, 2010	$8.6	$0.4	$6.6	$0.1	$15.7

Depreciation expense for the six months ended June 30, 2010	$16.5	$0.8	$12.4	$0.1	$29.8

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
Capitalized Interest
Delek had several capital construction projects in the refining segment and construction related to new “prototype” stores being built in the retail segment. For the both three and six months ended June 30, 2010, interest of $0.1 million was capitalized by the refining segment. For the three and six months ended June 30, 2009, interest of $0.4 million and $1.2 million, respectively, was capitalized by the refining segment. The retail segment capitalized interest of a nominal amount for both the three and six months ended June 30, 2010 and 2009. There was no interest capitalized by the marketing segment for the three or six months ended June 30, 2010 or 2009.
Refinery Turnaround Costs
Refinery turnaround costs are incurred in connection with planned shutdowns and inspections of the refinery’s major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. During the first and second quarters of 2009, we successfully conducted a major turnaround on all of the units at the refinery.

Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek’s goodwill, all of which was acquired in various purchase business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If a reporting unit’s carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. We do not believe any goodwill impairment existed as of June 30, 2010.
Derivatives
Delek records all derivative financial instruments, including interest rate swap and cap agreements, fuel-related derivatives, over-the-counter (OTC) future swaps and forward contracts, at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging (ASC 815). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply the hedging treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a monthly basis, utilizing valuations from third party financial and brokerage institutions. On a regular basis, Delek enters into commodity contracts with counterparties for crude oil and various finished products. These contracts usually qualify for the normal purchase / normal sale exemption under the standard and, as such, are not measured at fair value.
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
Delek also applies the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of June 30, 2010, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.

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

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations for the six months ended June 30, 2010 and for the year ended December 31, 2009 is as follows (in millions):

	Six Months	Year Ended
	Ended June 30,	December 31,
	2010	2009
Beginning balance	$7.0	$6.6
Liabilities settled	(0.1)	—
Accretion expense	0.3	0.4

Ending balance	$7.2	$7.0

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

Advertising Costs
Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the three and six months ended June 30, 2010 was $0.7 million and $1.4 million, respectively, and was $1.3 million and $1.7 million, respectively, for the three and six months ended June 30, 2009.
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
ASC 740 also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Finally, ASC 740 requires an annual tabular rollforward of unrecognized tax benefits. At June 30, 2010, Delek had unrecognized tax benefits of $0.4 million which, if recognized, would affect our effective tax rate.
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
Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of $0.1 million was recognized related to unrecognized tax benefits during both the three and six months ended June 30, 2010. Interest of $0.1 million and a nominal amount was recognized during the three and six months ended June 30, 2009, respectively.
Earnings Per Share
Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	54,350,910	53,689,611	54,136,963	53,685,861
Dilutive effect of equity instruments	19,459	1,298,490	25,827	747,825

Weighted average common shares outstanding, assuming dilution	54,370,369	54,988,101	54,162,790	54,433,686

Outstanding stock options totaling 3,853,956 and 3,843,956 common share equivalents were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2010, respectively. Outstanding stock options totaling 261,948 and 1,510,108 common shares were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2009, respectively. These common share equivalents did not have a dilutive effect under the treasury stock method.
Shareholders’ Equity
Dividends Paid
On May 4, 2010, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share to shareholders of record on May 25, 2010. This dividend was paid on June 22, 2010.
On February 10, 2010, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share to shareholders of record on February 25, 2010. This dividend was paid on March 18, 2010.
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
Stock-Based Compensation
ASC 718, Compensation — Stock Compensation (ASC 718), requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement and establishes fair value as the measurement objective in accounting for share-based payment arrangements. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock option and stock appreciation right (SAR) awards, with the exception of the SARs granted to our Chief Executive Officer on September 30, 2009, which are valued under the Monte-Carlo simulation model.
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
Comprehensive Income
Comprehensive income for the three months ended June 30, 2010 and 2009 was equivalent to net income.
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
Currently we carry, and at the time of the incident we carried, insurance coverage of $1.0 billion in combined limits to insure against property damage and business interruption. Under these policies, we were subject to a $5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. During both the three and six months ended June 30, 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage. We also recorded expenses during the six months ended June 30, 2010 of $0.2 million, resulting in a net gain of $4.0 million related to property damage proceeds. During the three and six months ended June 30, 2009, we recognized income from insurance proceeds of $57.6 million and $88.2 million, respectively, of which $37.0 million and $58.1 million, respectively, is included as business interruption proceeds and $20.6 million and $30.1 million, respectively, is included as property damage. We also recorded expenses of $3.3 million and $11.2 million, respectively, resulting in a net gain of $17.3 million and $18.9 million, respectively, related to property damage proceeds.
Since the incident on November 20, 2008, Delek has received $141.4 million in proceeds from insurance claims arising from the explosion and fire. The insurance proceeds received in the second quarter of 2010 represent final payments on all outstanding property damage and business interruption insurance claims.
4. Dispositions and Assets Held for Sale
Virginia Stores
In December 2008, the retail segment’s Virginia division met the requirements as enumerated in ASC 360 which require the separate reporting of assets held for sale. Management committed to a plan to sell the retail segment’s Virginia stores and proceeded with efforts to locate buyers. However, until we obtained the necessary amendments to our credit agreements, we were encumbered from that action. At the time the credit agreement limitations were lifted in December 2008, we had contracts to sell 28 of the 36 Virginia properties. As of December 31, 2008, we had closed on 12 of the properties. We sold an additional 15 of these stores during the year ended December 31, 2009. In December 2009, the remaining nine Virginia stores were reclassified back into normal operations. We received proceeds from the sales completed during the three and six months ended June 30, 2009, net of expenses, of $2.2 million and $9.3 million, respectively, recognizing gains (losses) on those sales of $0.2 million and $(1.1) million, respectively. In addition to the property, plant and equipment sold, we sold $0.1 million and $0.9 million, respectively, in inventory, at cost, to the buyers.

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

There were no assets held for sale as of June 30, 2010 or December 31, 2009.
Once the Virginia stores were identified as assets held for sale, the operations associated with these properties qualified for reporting as discontinued operations under ASC 360. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in Delek’s condensed consolidated statement of operations and the notes to the condensed consolidated financial statements have been adjusted to exclude the discontinued operations. The amounts eliminated from continuing operations did not include allocations of corporate expenses included in the selling, general and administrative expenses caption in the condensed consolidated statement of operations, nor the income tax benefits from such expenses. The remaining nine Virginia stores that were reclassified into normal operations required a depreciation catch up in December 2009. Components of amounts reflected in income from discontinued operations for the three and six months ended June 30, 2009 are as follows (in millions):

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
Net sales	$1.0	$6.4
Operating costs and expenses	(1.1)	(6.5)
Gain (loss) on sale of assets held for sale	0.2	(1.1)
Write-down of goodwill associated with the sale of assets held for sale	(0.2)	(1.5)

Loss from discontinued operations before income taxes	(0.1)	(2.7)
Income tax benefit	(0.1)	(1.1)

Loss from discontinued operations, net of income taxes	$—	$(1.6)

5. Inventory
Carrying value of inventories consisted of the following (in millions):

	June 30,	December 31,
	2010	2009
Refinery raw materials and supplies	$26.7	$19.3
Refinery work in process	33.1	28.6
Refinery finished goods	22.2	22.9
Retail fuel	16.4	15.1
Retail merchandise	26.4	26.6
Marketing refined products	10.4	3.9

Total inventories	$135.2	$116.4

At June 30, 2010 and December 31, 2009, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $18.1 million and $20.8 million, respectively.
Permanent Liquidations
During the three and six months ended June 30, 2010, we incurred a permanent reduction in the LIFO layer resulting in a liquidation loss in our refinery finished goods inventory in the amount of $1.1 million and $0.8 million, respectively. This liquidation loss was recognized as a component of cost of goods sold in the three and six months ended June 30, 2010.

During both the three and six months ended June 30, 2009, we incurred a permanent reduction in the LIFO layer, resulting in a liquidation gain of our refinery inventory in the amount of $0.7 million. This liquidation gain was recognized as a component of cost of goods sold in the three and six months ended June 30, 2009.
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
Lion Oil, a privately held Arkansas corporation, owns and operates a 75,000 barrel per day, crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s 180 convenience stores in the Memphis and Nashville markets. These product purchases are made at market value and totaled $2.2 million and $5.8 million, respectively, during the three and six months ended June 30, 2010 and $3.4 million and $5.6 million, respectively, during the three and six months ended June 30, 2009. The refining segment also made sales of $2.5 million of intermediate products to the Lion Oil refinery during the three and six months ended June 30, 2009. There were nominal sales made by the refining segment to the Lion Oil refinery during both the three or six months ended June 30, 2010.
At the time of acquisition, Delek acknowledged that our ownership percentage set a presumption of the use of the equity method of accounting as established in ASC 323, Investments — Equity Method and Joint Ventures (ASC 323). As a result, Delek had reported its investment using the equity method since acquisition. However, our interactions with Lion Oil since acquisition led us to the conclusion that the initial presumption under ASC 323 had been rebutted. Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting. This investment in a non-public entity, which is carried at cost, is only reviewed for a diminishment of fair value in the instance when there are indicators that a possible impairment has occurred. Delek carried its investment in Lion Oil at $131.6 million as of June 30, 2010 and December 31, 2009.

7. Long-Term Obligations and Short-Term Note Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	June 30,	December 31,
	2010	2009
Senior secured credit facility — term loan	$66.1	$81.4
Senior secured credit facility — revolver	35.6	32.4
Fifth Third — revolver	43.5	42.5
Promissory notes	154.0	160.0
Capital lease obligations	0.8	0.8

	300.0	317.1
Less:
Current portion of long-term debt, notes payable and capital lease obligations	222.8	82.7

	$77.2	$234.4

Senior Secured Credit Facility
As of June 30, 2010, the senior secured credit facility consisted of a $108.0 million revolving credit facility and a $165.0 million term loan facility, which, as of June 30, 2010, had $35.6 million outstanding under the revolver and $66.1 million outstanding under the term loan. As of June 30, 2010, Fifth Third Bank, N.A. (Fifth Third) was the administrative agent and a lender under the facility. On September 1, 2009, Fifth Third assumed the role of successor administrative agent under the facility from the resigning administrative agent Lehman Commercial Paper Inc. (LCPI). During September 2008, upon the bankruptcy filing of its parent company, LCPI informed Express that it would not be funding its pro rata lender participation of future borrowings under the revolving credit facility. Since that communication by Lehman of its intention through April 28, 2010, the date on which LCPI’s $12.0 million commitment under the revolving credit facility terminated, LCPI did not participate in any borrowings by Express under the revolving credit facility.
Borrowings under the senior secured credit facility are secured by substantially all the assets of Express and its subsidiaries. Letters of credit issued under the facility totaled $22.7 million as of June 30, 2010. The senior secured credit facility term loan requires quarterly principal payments of $0.4 million through March 31, 2011 and a balloon payment of the remaining principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $19.7 million in March 2009 and $10.4 million in April 2010. During the period from December 2008 through June 30, 2010, consistent with the terms of the December 3, 2008 amendment discussed below, Express disposed of 63 non-core real property assets, of which 27 were located in Virginia. The application of proceeds from certain of these asset sales, net of any amounts set aside pursuant to the terms of the facility for reinvestment purposes, resulted in the reduction of the term loan under the facility in the amount of $4.0 million during the six months ended June 30, 2010 and $2.7 million and $9.7 million, respectively, during the three and six months ended June 30, 2009.
As a direct result of the December 10, 2009 amendment and restatement of the credit agreement discussed below, the termination date of $108.0 million of the revolving credit commitments under the senior secured revolver was extended by one year from April 28, 2010 to April 28, 2011. The $12.0 million commitment of LCPI is the only commitment that was not extended and it expired on the original termination date of the senior secured revolver, April 28, 2010. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At June 30, 2010, the weighted average borrowing rate was 6.75% for the senior secured credit facility term loan and 6.25% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment under the senior secured revolver. Amounts available under the senior secured revolver as of June 30, 2010 were approximately $49.7 million.

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
On September 1, 2009, the borrowers and lenders under the credit facility executed a resignation and appointment agreement that consummated the resignation of LCPI as administrative agent and swing line lender under the facility and the appointment of Fifth Third as the successor administrative agent and successor swing line lender under the facility. The agreement also clarified that LCPI, as a non-performing lender under the credit facility, had no voting rights and was not entitled to any fees under the facility. Additionally, under the terms of the September 1, 2009 amendment, Express, along with other relevant parties, released LCPI from any and all liabilities they may have arising out of or in connection with the credit facility, including LCPI’s non-performance as a lender under the facility.
On December 10, 2009, the credit facility was amended and restated in its entirety. The primary effects of the amendment and restatement were, among other things, (i) the one year extension of $108.0 million in revolving credit commitments, (ii) the addition of a new accordion feature to the revolving credit facility accommodating an increase in maximum revolver commitments of up to $180.0 million, subject to the identification by the borrower of such additional lender commitments, (iii) the favorable adjustment for the remaining term of the credit facility in the required financial covenant levels for Leverage Ratio, Adjusted Leverage Ratio, and Adjusted Interest Coverage Ratio, as these are defined under the facility, and (iv) the increase in interest rate spreads across all tiers in the existing pricing grid by 75 basis points and the addition of a new top tier for leverage ratios greater than 4.00x.
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
We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We believe we were in compliance with all covenant requirements as of June 30, 2010.
Wells Fargo ABL Revolver
On February 23, 2010, Delek Refining, Ltd., a wholly-owned indirect subsidiary of Delek, elected to repay and terminate its existing $300 million SunTrust asset-based loan (ABL) revolver and entered into a new, four-year, $300 million ABL revolving credit facility. The final repayment amount paid under the SunTrust ABL in connection with this termination was $10.6 million. The new ABL revolving credit facility is made by a consortium of lenders, including Wells Fargo Capital Finance, LLC in the roles of administrative agent and co-collateral agent, Bank of America, N.A. in the role of co-collateral agent and SunTrust Robinson Humphrey, Inc. as a joint book runner. This new revolving credit facility (Wells ABL) is scheduled to mature on February 23, 2014.
The primary purpose of the Wells ABL is to support the working capital requirements of our petroleum refinery in Tyler, Texas. Key features of the Wells ABL include (i) a $300 million revolving credit limit, (ii) a $30 million swing line loan sublimit, (iii) a $300 million letter of credit sublimit, and (iv) an accordion feature which permits an increase in facility size of up to $600 million subject to additional lender commitments. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as such is defined in the Wells ABL. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory.

Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. The initial pricing for loans under the facility includes a margin of 4.00% above LIBOR for loans designated as LIBOR Rate Loans and 2.50% above the prime rate for loans designated as Base Rate Loans.
As of June 30, 2010, we had letters of credit issued under the facility totaling approximately $187.7 million and had a de minimis amount of approximately $2,000 in outstanding loans under the facility at an average interest rate of 5.75%. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $15.0 million availability reserve requirement, as of June 30, 2010 was $49.5 million.
The lenders under the Wells ABL are granted a perfected, first priority security interest in all of our refining operations accounts receivable, general intangibles, letter of credit rights, deposit accounts, investment property, inventory, equipment and all products and proceeds thereof. The security interest in the equipment is limited to $50 million and will be subordinated or released under certain limited circumstances. Refining and Delek U.S. Refining GP, LLC, the limited and general partners of Delek Refining, Ltd., respectively, and wholly owned subsidiaries of Delek are guarantors of the obligations under the Wells ABL. Delek is also a guarantor under the Wells ABL up to a total of $15.0 million. The credit facility contains usual and customary affirmative and negative covenants for financings of this type, including certain limitations at the refining subsidiary level on the incurrence of indebtedness, making of investments, creation of liens, disposition of property, making of restricted payments and transactions with affiliates. The Wells ABL also contains a springing fixed charge coverage ratio financial covenant with which we must be in compliance at times when borrowing base excess availability is less than certain thresholds, as defined under the credit facility. During the three and six months ended June 30, 2010, we were not required to comply with the fixed charge coverage ratio financial covenant. We believe we were in compliance with all covenant requirements under this facility as of June 30, 2010.
Fifth Third Revolver
On July 27, 2006, Delek executed a short-term revolver with Fifth Third Bank, as administrative agent, in the amount of $50.0 million. The proceeds of this revolver were used to fund the working capital needs of the newly formed subsidiary, Marketing. The Fifth Third revolver initially had a maturity date of July 30, 2007, but on July 27, 2007 the maturity was extended until January 31, 2008. On December 19, 2007, we amended and restated our existing revolving credit facility. The amended and restated agreement, among other things, increased the size of the facility from $50.0 to $75.0 million, including a $25.0 million sub limit for letters of credit, and extended the maturity of the facility to December 19, 2012. On October 17, 2008, the agreement was further amended to permit the payment of a one-time distribution of $20.0 million from the borrower, Marketing, to Delek, increase the size of the sub limit for letters of credit to $35.0 million and reduce the leverage ratio financial covenant limit.
On March 31, 2009, the credit agreement was amended to permit the use of facility proceeds for the purchase from the refining subsidiary to a newly-formed subsidiary of Marketing of the crude pipeline and tankage assets of the refining segment’s Tyler, Texas refinery that are located outside the gates of the refinery and which are used to supply substantially all of the necessary crude feedstock to the refinery. Pursuant to the terms of the amendment, the purchase of the crude pipeline and tankage assets was completed on March 31, 2009 for a total consideration of $29.7 million, all of which was borrowed under the Fifth Third revolver. The amendment also increased credit spreads by up to 225 basis points and commitment fees by up to 20 basis points across the various tiers of the pricing grid. In addition, on May 6, 2009, the credit agreement was further amended, effective March 31, 2009, related to the definition of certain covenant terms.
The revolver bears interest based on predetermined pricing grids that allow us to choose between Base Rate Loans or LIBOR Rate Loans. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Marketing. As of June 30, 2010, we had $43.5 million outstanding borrowings under the facility at a weighted average borrowing rate of approximately 4.2%. We also had letters of credit issued under the facility of $13.5 million as of June 30, 2010. Amounts available under the Fifth Third revolver as of June 30, 2010 were approximately $18.0 million.

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
We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of June 30, 2010.
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
Promissory Notes
On July 27, 2006, Delek executed a three year promissory note in favor of Bank Leumi USA (Bank Leumi) in the amount of $30.0 million (2006 Leumi Note). The proceeds of this note were used to fund an acquisition and working capital needs. On June 23, 2009, this note was amended to extend the maturity date to January 3, 2011 and require quarterly principal amortization in amounts of $2.0 million beginning on April 1, 2010, with a balloon payment of the remaining principal amount due at maturity. As amended, the note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 4.5%. The amendment also implemented certain financial and non-financial covenants and required a perfected collateral pledge of Delek’s shares in Lion Oil. The shares were pledged on January 4, 2010 and secure Delek’s debt obligations under all promissory notes from Bank Leumi as well as promissory notes from the Israel Discount Bank of New York (IDB) that were outstanding on January 4, 2010, in accordance with the terms of an intercreditor agreement and a stock pledge agreement executed on June 23, 2009 between Bank Leumi, IDB, and Delek. As of June 30, 2010, we had $28.0 million in outstanding borrowings under the 2006 Leumi Note and the weighted average borrowing rate was 4.5%. We are required to comply with certain financial and non-financial covenants under the 2006 Leumi Note, as amended. We believe we were in compliance with all covenant requirements as of June 30, 2010.
On May 12, 2008, Delek executed a second promissory note in favor of Bank Leumi for $20.0 million, maturing on May 11, 2011 (2008 Leumi Note). The proceeds of this note were used to reduce short term debt and for working capital needs. This note was amended in December 2008 to change the financial covenant calculation methodology and applicability. The note was further amended on June 23, 2009 to require quarterly principal amortization in the amount of $1.0 million beginning on July 1, 2010, with a balloon payment of the remaining principal amount due at maturity. The amendment also modified certain financial and non-financial covenants and required the perfected collateral pledge of Delek’s shares in Lion Oil, as discussed above. As amended, the note bears interest at the greater of a fixed spread over LIBOR for periods of 30 or 90 days, as elected by the borrower, or an interest rate floor of 4.5%. As of June 30, 2010, we had $20.0 million in outstanding borrowings under the 2008 Leumi Note and the weighted average borrowing rate was 4.5%. We are required to comply with certain financial and non-financial covenants under the 2008 Leumi Note, as amended. We believe we were in compliance with all covenant requirements as of June 30, 2010.
On May 23, 2006, Delek executed a $30.0 million promissory note in favor of IDB (2006 IDB Note). The proceeds of this note were used to repay the then existing promissory notes in favor of IDB and Bank Leumi. On December 30, 2008, the 2006 IDB Note was amended and restated. As amended and restated, the 2006 IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $1.25 million beginning on March 31, 2010, with a balloon payment of remaining principal amount due at maturity. The amendment also introduced certain financial and non-financial covenants. The 2006 IDB Note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. Additionally, on January 4, 2010, Delek pledged its shares in Lion Oil, to secure its obligations under the 2006 IDB Note, as discussed above. As of June 30, 2010, we had $27.5 million in outstanding borrowings under the 2006 IDB Note and the weighted average borrowing rate was 5.0%. We believe we were in compliance with all covenant requirements under the 2006 IDB Note as of June 30, 2010.

On December 30, 2008, Delek executed a second promissory note in favor of IDB for $15.0 million (2008 IDB Note). The proceeds of this note were used to repay the then existing note in favor of Delek Petroleum Ltd., an Israeli corporation controlled by our beneficial majority stockholder, Delek Group (Delek Petroleum). On December 24, 2009, the 2008 IDB Note was amended and restated. As amended and restated, the 2008 IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $0.8 million beginning on March 31, 2010, with a balloon payment of remaining principal amount due at maturity. The note bears interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. Additionally, on January 4, 2010, Delek pledged its shares in Lion Oil to secure its obligations under the 2008 IDB Note, as discussed above. As of June 30, 2010, we had $13.5 million in outstanding borrowings under the 2008 IDB Note and the weighted average borrowing rate was 5.0%. We are required to comply with certain financial and non-financial covenants under the 2008 IDB Note. We believe we were in compliance with all covenant requirements under the 2008 IDB Note as of June 30, 2010.
On September 29, 2009, Delek executed a promissory note in favor of Delek Petroleum (Delek Petroleum Note) in the amount of $65.0 million for general corporate purposes. The Delek Petroleum Note matures on October 1, 2010 and bears interest at 8.5% (net of any applicable withholding taxes) payable on a quarterly basis. Additionally, the lender has the option, any time after December 31, 2009, to elect a one-time adjustment to the functional currency of the principal amount (which is initially U.S. dollars). The Delek Petroleum Note also provides the lender the option to make a one-time adjustment to the interest rate during the term of the note, provided, however, that the effect of such adjustment cannot exceed the then prevailing market interest rate. As of June 30, 2010, neither of these two options had been exercised by the lender. The payment of the principal and interest on the Delek Petroleum Note may be accelerated upon the occurrence and continuance of customary events of default. Delek is responsible for the payment of any withholding taxes due on interest payments. The Delek Petroleum Note is unsecured and contains no covenants. As of June 30, 2010, $65.0 million was outstanding under the Delek Petroleum Note. The Delek Petroleum Note may be repaid at the borrower’s election in whole or in part at any time without penalty or premium.
Reliant Bank Revolver
On March 28, 2008, we entered into a revolving credit agreement with Reliant Bank, a Tennessee bank, headquartered in Brentwood, Tennessee. The credit agreement provides for unsecured loans of up to $12.0 million. As of June 30, 2010, we had no amounts outstanding under this facility. The facility matures on March 28, 2011 and bears interest at a fixed spread over the 30 day LIBOR rate. This agreement was amended in September 2008 to conform certain portions of the financial covenant definition to those contained in some of our other credit agreements. In March 2010, the financial covenant was further amended to be similar with the financial covenants contained in the existing Bank Leumi and IDB promissory notes. We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of June 30, 2010.
Letters of Credit
As of June 30, 2010, Delek had in place letters of credit totaling approximately $225.8 million with various financial institutions securing obligations with respect to its workers’ compensation self-insurance programs, as well as obligations with respect to its purchases of crude oil for the refinery segment and gasoline and diesel products for the marketing and retail segments. No amounts were outstanding under these facilities at June 30, 2010.
Interest-Rate Derivative Instruments
Delek had interest rate cap agreements in place totaling $60.0 million of notional principal amounts as of both June 30, 2010 and December 31, 2009. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the Senior Secured Credit Facility. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, the fair value of the derivatives is recorded in other non-current assets in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in July 2010. The estimated fair values of our interest rate derivatives as of both June 30, 2010 and December 31, 2009 were nominal.

In accordance with ASC 815 we recorded non-cash expense representing the change in estimated fair value of the interest rate cap agreements of nominal amounts for each of the three and six month periods ending June 30, 2010 and 2009.
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

Compensation Expense Related to Equity-based Awards
Compensation expense for the equity-based awards amounted to $0.9 million ($0.6 million, net of taxes) and $1.9 million ($1.3 million, net of taxes), respectively, for the three and six months ended June 30, 2010 and $0.7 million ($0.5 million, net of taxes) and $1.7 million ($1.1 million, net of taxes), respectively, for the three and six months ended June 30, 2009. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2010, there was $4.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of June 30, 2010, we had 425 stores in total consisting of 228 located in Tennessee, 91 in Alabama, 79 in Georgia, 11 in Arkansas and nine in Virginia. The remaining seven stores are located in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names MAPCO Express®, MAPCO Mart®, Discount Food Marttm, Fast Food and Fueltm, Favorite Markets®, Delta Express® and East Coast® brands. The retail segment also supplies fuel to 53 dealer locations as of June 30, 2010. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our marketing segment, which among other things, requires it to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $2.9 million and $5.5 million, respectively, in the three and six months ended June 30, 2010 and $4.3 million and $7.4 million, respectively, for the three and six months ended June 30, 2009. Additionally, in April 2009, the refining segment began paying crude transportation and storage fees to the marketing segment, relating to the utilization of certain crude pipeline assets. These fees were $2.6 million and $4.9 million, respectively, during the three and six months ended June 30, 2010 and $2.0 million during the three months ended June 30, 2009. During the three and six months ended June 30, 2010, the refining segment sold finished product to the marketing segment in the amount of $4.7 million and $11.6 million, respectively. There were no such sales during the three or six months ended June 30, 2009. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended June 30, 2010
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$457.7	$415.9	$123.8	$0.3	$997.7
Intercompany marketing fees and sales	1.8	—	5.5	(7.3)	—
Operating costs and expenses:
Cost of goods sold	414.2	363.3	122.3	(4.7)	895.1
Operating expenses	23.6	34.5	0.3	(2.6)	55.8
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage expenses, net	(4.2)	—	—	—	(4.2)

Segment contribution margin	$38.7	$18.1	$6.7	$0.3	63.8

General and administrative expenses					14.8
Depreciation and amortization					16.0
Loss on sale of assets					0.6

Operating income					$32.4

Total assets	$601.7	$421.8	$75.2	$131.6	$1,230.3

Capital spending (excluding business combinations)	$11.8	$3.2	$—	$—	$15.0

	Three Months Ended June 30, 2009
				Corporate,
				Other and
	Refining	Retail(2)	Marketing	Eliminations	Consolidated
	(revised)(1)				(revised)(1)
Net sales (excluding intercompany marketing fees and sales)	$158.1	$363.1	$91.9	$0.2	$613.3
Intercompany marketing fees and sales	(4.3)	—	6.3	(2.0)	—
Operating costs and expenses:
Cost of goods sold	121.3	318.1	90.3	—	529.7
Operating expenses	23.7	34.8	0.2	(2.0)	56.7
Insurance proceeds — business interruption	(37.0)	—	—	—	(37.0)
Property damage proceeds, net	(17.3)	—	—	—	(17.3)

Segment contribution margin	$63.1	$10.2	$7.7	$0.2	81.2

General and administrative expenses					15.6
Depreciation and amortization					12.5

Operating income					$53.1

Total assets	$558.0	$451.3	$61.4	$147.0	$1,217.7

Capital spending (excluding business combinations)	$55.1	$5.6	$—	$—	$60.7

	Six Months Ended June 30, 2010
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$859.3	$791.4	$239.4	$0.5	$1,890.6
Intercompany marketing fees and sales	6.1	—	10.4	(16.5)	—
Operating costs and expenses:
Cost of goods sold	792.7	698.5	236.2	(11.6)	1,715.8
Operating expenses	48.3	67.4	1.1	(4.9)	111.9
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage expenses, net	(4.0)	—	—	—	(4.0)

Segment contribution margin	$41.2	$25.5	$12.5	$0.5	79.7

General and administrative expenses					30.1
Depreciation and amortization					30.5
Loss on sale of assets					0.1

Operating income					$19.0

Capital spending (excluding business combinations)	$19.4	$5.1	$—	$0.1	$24.6

	Six Months Ended June 30, 2009
				Corporate,
				Other and
	Refining	Retail(2)	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$162.1	$658.7	$160.4	$0.4	$981.6
Intercompany marketing fees and sales	(7.4)	—	9.4	(2.0)	—
Operating costs and expenses:
Cost of goods sold	118.1	573.0	156.7	(0.5)	847.3
Operating expenses	35.9	68.2	0.4	(2.0)	102.5
Insurance proceeds — business interruption	(58.1)	—	—	—	(58.1)
Property damage proceeds, net	(18.9)	—	—	—	(18.9)

Segment contribution margin	$77.7	$17.5	$12.7	$0.9	108.8

General and administrative expenses					30.3
Depreciation and amortization					22.7

Operating income					$55.8

Capital spending (excluding business combinations)	$135.0	$6.5	$—	$—	$141.5

(1)
These amounts have been revised due to a misapplication of accounting guidance associated with accounting for lower of cost or market (LCM) reserves when using the LIFO method of accounting for inventories. We recognized a reversal of a LCM reserve in the first quarter of 2009 in the amount of $4.8 million ($3.1 million, net of tax). The reversal should not have been recognized until the second quarter of 2009 when our refinery resumed operations and the related inventory was sold. This resulted in a $3.1 million increase to previously reported net income for the three months ended June 30, 2009, or $0.06 per diluted share.

(2)	Retail operating results for the three and six months ended June 30, 2009 have been restated to reflect the reclassification of the remaining nine Virginia stores to normal operations.

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
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2010 was (in millions):

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$3.2	$—	$3.2
Liabilities
Commodity derivatives	—	(3.1)	—	(3.1)

Net assets	$—	$0.1	$—	$0.1

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted, where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of June 30, 2010 and December 31, 2009, respectively, $0.1 million and $2.7 million of net derivative positions are included in other current assets on the accompanying consolidated balance sheets. As of June 30, 2010, $0.3 million of cash collateral is held by counterparty brokerage firms. These amounts have been netted with the net derivative positions with each counterparty.
11. Derivative Instruments
From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:
•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and
•	To limit the exposure to floating-rate fluctuations on current borrowings.
We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the three months ended June 30, 2010 and 2009.
Swaps
In December 2007, in conjunction with providing E-10 products, which contain 90% conventional fuel and 10% ethanol, in our retail markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade which fixed the purchase price of ethanol for a predetermined number of gallons at future dates from April 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the New York Mercantile Exchange (NYMEX) which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from April 2008 through December 2009. There were no gains or losses recognized on these contracts during the three or six months ended June 30, 2010. Delek recorded (losses) gains of $(0.1) million and $0.1 million during the three and six months ended June 30, 2009, respectively, which were included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.
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
In accordance with ASC 815, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the three and six months ended June 30, 2009, we recognized gains of $0.8 million and $10.2 million, respectively, which are included as an adjustment to cost of goods sold in the condensed consolidated statement of operations as a result of the discontinuation of these cash flow hedges. There were no gains or losses recognized during the three or six months ended June 30, 2010. There were no unrealized gains or losses remaining in accumulated other comprehensive income as of June 30, 2010 or December 31, 2009. As of June 30, 2010, there were no additional unrealized gains or losses held on the accompanying condensed consolidated balance sheet. As of December 31, 2009, total unrealized gains of $2.0 million were held as other current assets on the accompanying condensed consolidated balance sheet.

Forward Fuel Contracts
From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains (losses) of $0.1 million and $(0.2) million, respectively, during the three and six months ended June 30, 2010 and $1.7 million and $1.1 million, respectively, during the three and six months ended June 30, 2009, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no unrealized gains or losses held on the balance sheet as of June 30, 2010. As December 31, 2009, total unrealized gains of $0.1 million were held as other current assets on the accompanying condensed consolidated balance sheets.
Futures Contracts
In the first quarter of 2008, Delek entered into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 180 days. Delek recognized gains of $4.4 million and $4.7 million, respectively, during the three and six months ended June 30, 2010 which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were nominal losses on futures contracts during the three and six months ended June 30, 2009.
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
Due to the suspension of operations at the refinery in November 2008, Delek was unable to take delivery under the refining contracts covering the period of the refinery shutdown and settled these contracts net with the vendors, even though no net settlement provisions existed. Therefore, Delek discontinued the normal purchase exemption under ASC 815 for the refining contracts covering the periods from January 2009 through April 2009. Delek recognized losses of $0.2 million and $2.0 million, respectively, relating to the market value of these contracts for the three and six months ended June 30, 2009. There were no futures contracts recorded at fair value under ASC 815 during the three or six months ended June 30, 2010.
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
We have recorded a liability of approximately $6.8 million as of June 30, 2010 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler refinery. This liability includes estimated costs for on-going investigation and remediation efforts for known contamination of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $2.0 million of the liability is expected to be expended over the next 12 months with the remaining balance of $4.8 million expendable by 2022.
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

The Energy Policy Act of 2005 requires increasing amounts of renewable fuel to be incorporated into the gasoline pool through 2012. Under final rules implementing this Act (the Renewable Fuel Standard), the Tyler refinery is classified as a small refinery exempt from renewable fuel standards through 2010. The Energy Independence and Security Act of 2007 (EISA) increased the amounts of renewable fuel required by the Energy Policy Act of 2005. A rule finalized by EPA to implement EISA (referred to as the Renewable Fuel Standard — 2, or RFS 2) requires that we blend increasing amounts of biofuels with our refined products beginning with approximately 7.95% of our combined gasoline and diesel volume in 2011 and escalating to approximately 18% in 2022. The rule could cause decreased crude runs in future years and materially affect profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products. Although temporarily exempt from these rules, the Tyler refinery began supplying an E-10 gasoline-ethanol blend in January 2008. Because our exemption from RFS 2 is scheduled to terminate at the end of 2010, we are implementing projects that will allow us to blend increasing amounts of ethanol and biodiesel into our fuels beginning in 2011.
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
In addition to OSHA, the Chemical Safety Board (CSB) and the EPA requested information pertaining to the November 2008 incident. The EPA is currently conducting an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act.
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
Letters of Credit
As of June 30, 2010, Delek had in place letters of credit totaling approximately $225.8 million with various financial institutions securing obligations with respect to its workers’ compensation self-insurance programs, crude oil purchases for the refining segment, gasoline and diesel purchases for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at June 30, 2010.
13. Related Party Transactions
At June 30, 2010, Delek Group beneficially owned approximately 73.1% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Itshak Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

On September 29, 2009, Delek executed a promissory note in favor of Delek Petroleum in the amount of $65.0 million. The note matures on October 1, 2010 and bears interest at 8.5% (net of any applicable withholding taxes) payable on a quarterly basis. Additionally, the lender has the option, any time after December 31, 2009, to elect a one-time adjustment to the functional currency of the principal amount (which is initially U.S. dollars). The note also provides the lender the option to make a one-time adjustment to the interest rate during the term of the note, provided, however that the effect of such adjustment cannot exceed the then prevailing market interest rate. As of June 30, 2010, neither of these two options had been exercised by the lender. The payment of the principal and interest on the note may be accelerated upon the occurrence and continuance of customary events of default. Delek is responsible for the payment of any withholding taxes due on interest payments. The note is unsecured and contains no covenants. As of June 30, 2010, $65.0 million was outstanding under the note. The note may be repaid at the borrower’s election in whole or in part at any time without penalty or premium.
On January 12, 2006, we entered into a consulting agreement with Charles H. Green, the father of one of our named executive officers, Frederec Green. Under the terms of the agreement, Charles Green provided assistance and guidance, primarily in the area of electrical reliability, at our Tyler refinery, and was paid $100 per hour for services rendered. Mr. Green did not provide any services during the three or six months ended June 30, 2010. We paid a nominal amount for these services during both the three and six months ended June 30, 2009.
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
As of May 1, 2005, Delek entered into a consulting agreement with Greenfeld-Energy Consulting, Ltd., (Greenfeld-Energy) a company owned and controlled by one of Delek’s former directors, Zvi Greenfeld. Mr. Greenfeld did not stand for re-election at Delek’s 2010 annual meeting of stockholders and, as a result, his tenure on the Board of Directors ended on May 4, 2010. Under the terms of the agreement, Mr. Greenfeld personally provides consulting services relating to the refining industry and Greenfeld-Energy receives monthly consideration and reimbursement of reasonable expenses. From May 2005 through August 2005, Delek paid Greenfeld-Energy approximately seven thousand dollars per month. Since September 2005, Delek has paid Greenfeld-Energy a monthly payment of approximately eight thousand dollars. In April 2006, Delek paid Greenfeld-Energy a bonus of $70 thousand for services rendered in 2005. Pursuant to the agreement, on May 3, 2006, we granted Mr. Greenfeld options to purchase 130,000 shares of our common stock at $16.00 per share, our initial public offering price, pursuant to our 2006 Long-Term Incentive Plan. These options vest ratably over five years. The agreement continues in effect until terminated by either party upon six months advance notice to the other party. On May 12, 2010, Delek provided notice to Greenfeld-Energy of termination of the agreement effective November 12, 2010.
14. Subsequent Events
Dividend Declaration
On August 3, 2010, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on September 21, 2010 to shareholders of record on August 24, 2010.
Related Party Debt Prepayment
On July 6, 2010, Delek elected to prepay $21.0 million of outstanding principal on the Delek Petroleum Note and accrued interest thereon. The prepayment reduced the obligation outstanding under the note to $44.0 million. The terms of the note allow for prepayments of principal at the borrower’s election in whole or in part at any time without penalty or premium.
Special Bonus to Zamir
On August 3, 2010, the Compensation Committee of our Board of Directors approved a special bonus payment in the amount of $70,000 to Express’ President, Igal Zamir (the Special Bonus). If Mr. Zamir terminates his employment with Express within the first twelve months following his receipt of the Special Bonus, the Company may “clawback” a pro rata portion of the Special Bonus.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in the Form 10-K filed with the SEC on March 12, 2010. Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:
•	reliability of our operating assets;
•	competition;
•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;
•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;
•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;
•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;
•	dependence on one wholesaler for a significant portion of our convenience store merchandise;
•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;
•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;
•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;
•	compliance with, or failure to comply with, restrictive and financial covenants in our various debt agreements;
•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;
•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments;
•	potential conflicts of interest between our major stockholder and other stockholders; and
•	other factors discussed under the heading “Managements Discussion and Analysis” and in our other filings with the SEC.
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
Overview
We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (bpd), along with an associated light products loading facility. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and owns and/or operates crude oil pipelines and associated tank farms in east Texas. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 425 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. Additionally, we own a minority interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 75,000 bpd moderate complexity crude oil refinery located in El Dorado, Arkansas and other pipeline and product terminals.
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

We compare our per barrel refined product margin to a well established industry metric, the U.S. Gulf Coast 5-3-2 crack spread (Gulf Coast crack spread), which is used as a benchmark for measuring a refinery’s product margins by measuring the difference between the price of light products and crude oil. It represents the approximate gross margin resulting from processing one barrel of crude oil into three fifths of a barrel of gasoline and two fifths of a barrel of high sulfur diesel. We calculate the Gulf Coast crack spread using the market value of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the first month futures price of light sweet crude oil on the NYMEX. U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and U.S. Gulf Coast Pipeline No. 2 Oil are the prices for which the products trade in the Gulf Coast Region. U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline is a grade of gasoline commonly marketed as Regular Unleaded at retail locations. U.S. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. Diesel fuel is used in high speed diesel engines that are generally operated under uniform speed and load conditions, such as those in railroad locomotives, trucks and automobiles. Fuel Oil (Heating Oil) is used in atomizing type burners for domestic heating or for moderate capacity commercial/industrial burner units. U.S. Gulf Coast Pipeline No. 2 Heating Oil is the standard by which other distillate products (such as ultra low sulfur diesel) are priced. The Gulf Coast Region is a defined area by the U.S. Department of Energy in which prices for products have historically differed from prices in the other four regional Petroleum Administration for Defense Districts (PADDs), or areas of the country where refined products are produced and sold. The NYMEX is the commodities trading exchange located in New York City where contracts for the future delivery of petroleum products are bought and sold.
As we have previously reported, on November 20, 2008, an explosion and fire occurred at the Tyler refinery, which halted our production. The explosion and fire caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. The refinery was subject to a gradual, monitored restart in May 2009, culminating in a full resumption of operations on May 18, 2009. For the three and six months ended June 30, 2010, the refinery was fully operational. For the three and six months ended June 30, 2009, refinery operations were suspended for the period from January 1, 2009 through May 18, 2009.
Currently we carry, and at the time of the incident we carried, insurance coverage of $1.0 billion in combined limits to insure against property damage and business interruption. Under these policies, we are subject to a $5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. During the both three and six months ended June 30, 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage. We also recorded expenses during the six months ended June 30, 2010 of $0.2 million, resulting in a net gain of $4.0 million related to property damage proceeds. During the three and six months ended June 30, 2009, we recognized income from insurance proceeds of $57.6 million and $88.2 million, respectively, of which $37.0 million and $58.1 million, respectively, is included as business interruption proceeds and $20.6 million and $30.1 million, respectively, is included as property damage. We also recorded expenses of $3.3 million and $11.2 million, respectively, resulting in a net gain of $17.3 million and $18.9 million, respectively, related to property damage proceeds.
Since the incident on November 20, 2008, Delek has received $141.4 million in proceeds from insurance claims arising from the explosion and fire. The insurance proceeds received in the second quarter of 2010 represent final payments on all outstanding property damage and business interruption insurance claims.
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

Executive Summary of Recent Developments
Refining segment activity
Our average throughput for the second quarter of 2010 was approximately 60,000 barrels per day, of which approximately 57,000 barrels per day was crude oil, delivering capacity utilization at the Tyler refinery of 95.0%. The refinery produced approximately 97% light products in the second quarter of 2010 and recognized an operating margin, excluding intercompany fees paid to the marketing segment of $2.9 million, or $8.96 per barrel sold. This margin represented 93.9% of the average Gulf Coast crack spread in the second quarter of 2010. During the second quarter of 2009, the refinery was not fully operational until May 18, 2009 due to the explosion and fire that occurred on November 20, 2008.
Marketing segment activity
Our marketing segment generated net sales for the 2010 second quarter of $129.3 million on sales of approximately 14,700 barrels per day of refined products compared to $98.2 million on sales of approximately 14,200 barrels per day in the second quarter of 2009. Net sales for the marketing segment included intercompany revenues of $2.9 million relating to marketing services fees and $2.6 million in crude transportation and storage fees paid by our refining segment in the second quarter of 2010. In the second quarter of 2009, sales included $4.3 million in marketing service fees and $2.0 million in crude transportation and storage fees paid by our refining segment.
Retail segment activity
Retail fuel margins increased 50.0% in the second quarter of 2010, to $0.186 per gallon, compared to $0.124 per gallon in the second quarter of 2009. Same-store fuel gallons sold increased 3.4%, compared to a decline of .8% in the second quarter of 2009. Same-store merchandise sales increased 4.6% in the second quarter of 2010, versus a 1.4% decline in the prior year period. Increased gains with our food business, combined with higher sales of snacks, dairy and general merchandise, contributed to sales growth in the second quarter of 2010, particularly at our re-imaged store locations. Merchandise margin increased to 31.3% in the second quarter of 2010, compared to 30.3% in the second quarter of 2009.
Throughout the past year, our re-imaged stores have outperformed the legacy store base on a number of operating metrics, including same-store sales of fuel (gallons) and merchandise. As we continue to rollout more food service (QSR) sites and private label products, we anticipate our re-imaged locations will be well positioned to continue to generate food and merchandise sales at levels that outpace the legacy store base. As of June 30, 2010, approximately 14% of our store locations included QSR restaurant formats that include brands such as Quiznos®, Subway®, Blimpie® and Krispy Krunchy Chicken®, among others.
Market Trends
Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum prices is our primary source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell.
We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in volatility in the price of crude oil and product prices in the first half of 2010 and 2009. The average price of crude oil in the first half of 2010 and 2009 was $78.36 and $51.58 per barrel, respectively. The U.S. Gulf Coast 5-3-2 crack spread ranged from a high of $14.26 per barrel to a low of $4.58 per barrel and averaged $8.09 per barrel during the first half of 2010 compared to an average of $7.76 in the first half of 2009. This increase in the metric reflects the gained margin experienced in the industry.

We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $1.83 per gallon to a high of $2.38 per gallon during the first half of 2010 and averaged $2.07 per gallon in the first half of 2010, which compares to an average of $1.45 per gallon in the first half of 2009. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise sales and margins. Finally, the higher cost of fuel has resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.
The cost of natural gas used for fuel in our Tyler refinery has also shown historic volatility. Our average cost of natural gas increased to $4.73 per million British Thermal Units (MMBTU) in the first half of 2010 from $3.74 per million MMBTU in the first half of 2009.
As part of our overall business strategy, management determines, based on the market and other factors, whether to maintain, increase or decrease inventory levels of crude or other intermediate feedstocks based on various factors, including the crude pricing market in the Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude vendors, fluctuations in demand for refined products and any other factors which may impact the costs of crude. As of June 30, 2010, inventory levels, which were lower at the end of 2009, rose in tandem with increased capacity utilization related to increased seasonal demand. In April 2009, in preparation for the reinitiating of operations at the refinery, we resumed purchasing activities and began building crude and intermediate inventories to appropriate, on-going operating levels.
Factors Affecting Comparability
The comparability of our results of operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 is affected by the following factors:
•
The explosion and fire at the Tyler, Texas refinery on November 20, 2008 shut down operations at the refinery for the majority of the three and six months ended June 30, 2009. Operations at the Tyler refinery fully resumed on May 18, 2009.

Summary Financial and Other Information
The following table provides summary financial data for Delek.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(revised)
	(In millions, except share and per share data)
Net sales:
Refining	$459.5	$153.8	$865.4	$154.7
Marketing	129.3	98.2	249.8	169.8
Retail	415.9	363.1	791.4	658.7
Other	(7.0)	(1.8)	(16.0)	(1.6)

Total	997.7	613.3	1,890.6	981.6
Operating costs and expenses:
Cost of goods sold	895.1	529.7	1,715.8	847.3
Operating expenses	55.8	56.7	111.9	102.5
Insurance proceeds — business interruption	(12.8)	(37.0)	(12.8)	(58.1)
Property damage proceeds, net	(4.2)	(17.3)	(4.0)	(18.9)
General and administrative expenses	14.8	15.6	30.1	30.3
Depreciation and amortization	16.0	12.5	30.5	22.7
Loss on sale of assets	0.6	—	0.1	—

Total operating costs and expenses	965.3	560.2	1,871.6	925.8

Operating income	32.4	53.1	19.0	55.8

Interest expense	8.8	5.7	17.5	10.4
Interest income	—	—	—	(0.1)
Other expenses, net	—	2.0	—	2.0

Total non-operating expenses	8.8	7.7	17.5	12.3

Income from continuing operations before income tax expense	23.6	45.4	1.5	43.5
Income tax expense	8.6	15.8	0.6	15.3

Income from continuing operations	15.0	29.6	0.9	28.2
Loss from discontinued operations, net of tax	—	—	—	(1.6)

Net income	$15.0	$29.6	$0.9	$26.6

Basic earnings per share:
Income from continuing operations	$0.28	$0.55	$0.02	$0.53
Loss from discontinued operations	—	—	—	(0.04)

Total basic earnings per share	$0.28	$0.55	$0.02	$0.49

Diluted earnings per share:
Income from continuing operations	$0.28	$0.54	$0.02	$0.52
Loss from discontinued operations	—	—	—	(0.03)

Total diluted earnings per share	$0.28	$0.54	$0.02	$0.49

Weighted average common shares outstanding:
Basic	54,350,910	53,689,611	54,136,963	53,685,861

Diluted	54,370,369	54,988,101	54,162,790	54,433,686

	Six Months Ended
	June 30,
	2010	2009
Cash Flow Data:
Cash flows provided by operating activities	$50.1	$122.7
Cash flows used in investing activities	(15.1)	(112.9)
Cash flows used in financing activities	(30.5)	(4.1)

Net increase in cash and cash equivalents	$4.5	$5.7

	Three Months Ended June 30, 2010
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$457.7	$415.9	$123.8	$0.3	$997.7
Intercompany marketing fees and sales	1.8	—	5.5	(7.3)	—
Operating costs and expenses:
Cost of goods sold	414.2	363.3	122.3	(4.7)	895.1
Operating expenses	23.6	34.5	0.3	(2.6)	55.8
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage expenses, net	(4.2)	—	—	—	(4.2)

Segment contribution margin	$38.7	$18.1	$6.7	$0.3	63.8

General and administrative expenses					14.8
Depreciation and amortization					16.0
Loss on sale of assets					0.6

Operating income					$32.4

Total assets	$601.7	$421.8	$75.2	$131.6	$1,230.3

Capital spending (excluding business combinations)	$11.8	$3.2	$—	$—	$15.0

	Three Months Ended June 30, 2009
				Corporate,
				Other and
	Refining	Retail(2)	Marketing	Eliminations	Consolidated
	(revised)(1)				(revised)(1)
Net sales (excluding intercompany marketing fees and sales)	$158.1	$363.1	$91.9	$0.2	$613.3
Intercompany marketing fees and sales	(4.3)	—	6.3	(2.0)	—
Operating costs and expenses:
Cost of goods sold	121.3	318.1	90.3	—	529.7
Operating expenses	23.7	34.8	0.2	(2.0)	56.7
Insurance proceeds — business interruption	(37.0)	—	—	—	(37.0)
Property damage proceeds, net	(17.3)	—	—	—	(17.3)

Segment contribution margin	$63.1	$10.2	$7.7	$0.2	81.2

General and administrative expenses					15.6
Depreciation and amortization					12.5

Operating income					$53.1

Total assets	$558.0	$451.3	$61.4	$147.0	$1,217.7

Capital spending (excluding business combinations)	$55.1	$5.6	$—	$—	$60.7

	Six Months Ended June 30, 2010
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$859.3	$791.4	$239.4	$0.5	$1,890.6
Intercompany marketing fees and sales	6.1	—	10.4	(16.5)	—
Operating costs and expenses:
Cost of goods sold	792.7	698.5	236.2	(11.6)	1,715.8
Operating expenses	48.3	67.4	1.1	(4.9)	111.9
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage expenses, net	(4.0)	—	—	—	(4.0)

Segment contribution margin	$41.2	$25.5	$12.5	$0.5	79.7

General and administrative expenses					30.1
Depreciation and amortization					30.5
Loss on sale of assets					0.1

Operating income					$19.0

Capital spending (excluding business combinations)	$19.4	$5.1	$—	$0.1	$24.6

	Six Months Ended June 30, 2009
				Corporate,
				Other and
	Refining	Retail(2)	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$162.1	$658.7	$160.4	$0.4	$981.6
Intercompany marketing fees and sales	(7.4)	—	9.4	(2.0)	—
Operating costs and expenses:
Cost of goods sold	118.1	573.0	156.7	(0.5)	847.3
Operating expenses	35.9	68.2	0.4	(2.0)	102.5
Insurance proceeds — business interruption	(58.1)	—	—	—	(58.1)
Property damage proceeds, net	(18.9)	—	—	—	(18.9)

Segment contribution margin	$77.7	$17.5	$12.7	$0.9	108.8

General and administrative expenses					30.3
Depreciation and amortization					22.7

Operating income					$55.8

Capital spending (excluding business combinations)	$135.0	$6.5	$—	$—	$141.5

(1)
These amounts have been revised due to a misapplication of accounting guidance associated with accounting for lower of cost or market (LCM) reserves when using the LIFO method of accounting for inventories. We recognized a reversal of a LCM reserve in the first quarter of 2009 in the amount of $4.8 million ($3.1 million, net of tax). The reversal should not have been recognized until the second quarter of 2009 when our refinery resumed operations and the related inventory was sold. This resulted in a $3.1 million increase to previously reported net income for the three months ended June 30, 2009, or $0.06 per diluted share.

(2)	Retail operating results for the three and six months ended June 30, 2009 have been restated to reflect the reclassification of the remaining nine Virginia stores to normal operations.

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2010 versus the Three Months Ended June 30, 2009
For the second quarters of 2010 and 2009, we generated net sales of $997.7 million and $613.3 million, respectively, an increase of $384.4 million or 62.7%. The increase in net sales is primarily due to the full resumption of our operations at the refinery on May 18, 2009 after the November 20, 2008 explosion and fire, which ceased refinery operations until May 2009, as well as increased fuel sales prices at the refining, marketing and segments.
Cost of goods sold was $895.1 million for the 2010 second quarter compared to $529.7 million for the 2009 second quarter, an increase of $365.4 million or 69.0%. The increase in cost of goods sold resulted from the resumption of our operations at the refinery and increased fuel costs at the retail and marketing segments.
Operating expenses were $55.8 million for the second quarter of 2010 compared to $56.7 million for the 2009 second quarter, a decrease of $0.9 million or 1.6%. This decrease was primarily due to decreases in insurance, salaries, utilities and maintenance expenses at the retail segment.
During the second quarter of 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage. We did not incur any expenses related to property damage during the second quarter of 2010. During the second quarter of 2009, we recorded insurance proceeds of $57.6 million, of which $37.0 million is included as business interruption proceeds and $20.6 million is included as property damage. We also recorded expenses of $3.3 million, resulting in a net gain of $17.3 million related to property damage proceeds.
General and administrative expenses were $14.8 million for the second quarter of 2010 compared to $15.6 million for the 2009 first quarter, a decrease of $0.8 million, or 5.1%. The overall decrease was primarily due to a decrease in advertising, salaries and legal expenses, partially offset by an increase in employee benefits and outside services. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $16.0 million for the 2010 second quarter compared to $12.5 million for the 2009 second quarter, an increase of $3.5 million, or 28.0%. This increase was primarily due to several projects that were placed in service at the refinery, including the saturates gas plant rebuild due to the fourth quarter 2008 explosion and fire and the turnaround activities and crude optimization projects completed in the second quarter of 2009.
Loss on sale of assets for the second quarter of 2010 was $0.6 million and related to the sale of three company-operated retail and convenience stores by the retail segment in the second quarter of 2010. There were no gains or losses on asset sales from continuing operations during the second quarter of 2009.
Interest expense was $8.8 million in the 2010 second quarter compared to $5.7 million for the 2009 second quarter, an increase of $3.1 million. The increase is attributable to a number of factors, including higher interest rates under several of our credit facilities which have been renewed or amended over the last eighteen months, the resumption of the use of our refining segment’s ABL credit facility to issue letters of credit for crude oil purchases compared to the second quarter of 2009 when the refinery was not fully operating for the majority of the period and a decrease in interest capitalized during the second quarter of 2010 as compared to the same period in 2009.
In the second quarter of 2009, we exchanged our auction rate securities investment for shares of common stock in Bank of America to be held as available for sale securities. This conversion resulted in a loss of $2.0 million during the second quarter of 2009, which was reflected in other expenses. There were no other expenses or income for the second quarter of 2010.
Income tax expense was $8.6 million for the second quarter of 2010, compared to $15.8 million for the second quarter of 2009, a decrease of $7.2 million. Our effective tax rate was 36.4% for the second quarter of 2010, compared to 34.8% for the second quarter of 2009. Our effective tax rate increased in 2010 primarily because we had fewer tax credits than in 2009, and because discontinued operations are calculated separately, and reported as an after-tax amount in the second quarter of 2009.

Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2010 versus the Six Months Ended June 30, 2009
For the six months ended June 30, 2010 and 2009, we generated net sales of $1,890.6 million and $981.6 million, respectively, an increase of $909.0 million or 92.6%. The increase in net sales is primarily due to the full resumption of our operations at the refinery on May 18, 2009 after the November 20, 2008 explosion and fire, which ceased refinery operations until May 2009, as well as increased fuel sales prices at the retail and marketing segments.
Cost of goods sold was $1,715.8 million for the six months ended June 30, 2010 compared to $847.3 million for the same period of 2009, an increase of $868.5 million or 102.5%. The increase in cost of goods sold resulted from the resumption of our operations at the refinery and increased fuel costs at the retail and marketing segments.
Operating expenses were $111.9 million for the six months ended June 30, 2010 compared to $102.5 million for the same period of 2009, an increase of $9.4 million or 9.2%. This increase was primarily due to the resumption of our operations at the refinery, partially offset by decreases in insurances, salaries, utilities and maintenance expenses at the retail segment.
During the first half of 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage. We incurred $0.2 million of property damage expenses, resulting in a net gain of $4.0 million related to property damage proceeds. During the first half of 2009, we recorded insurance proceeds of $88.2 million, of which $58.1 million is included as business interruption proceeds and $30.1 million is included as property damage. We also recorded expenses of $11.2 million, resulting in a net gain of $18.9 million related to property damage proceeds.
General and administrative expenses were $30.1 million for the six months ended June 30, 2010 compared to $30.3 million for the same period of 2009, a decrease of $0.2 million. The overall decrease was primarily due to a decrease in salaries, outside services, other taxes and advertising, partially offset by an increase in stock-based compensation expense, employee benefits and audit expenses. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $30.5 million for the six months ended June 30, 2010 compared to $22.7 million for the same period of 2009, an increase of $7.8 million, or 34.4%. This increase was primarily due to several projects that were placed in service at the refinery, including the saturates gas plant rebuild due to the fourth quarter 2008 explosion and fire and the turnaround activities and crude optimization projects completed in the second quarter of 2009.
Loss on sale of assets for the six months ended June 30, 2010 was $0.1 million and related to the sale of seven company-operated retail and convenience stores and one dealer location by the retail segment in the first half of 2010. There were no gains or losses on asset sales from continuing operations during the first half of 2009.
Interest expense was $17.5 million in the six months ended June 30, 2010 compared to $10.4 million for the same period of 2009, an increase of $7.1 million. The increase is attributable to a number of factors, including higher interest rates under several of our credit facilities which have been renewed or amended over the last eighteen months, the resumption of the use of our refining segment’s ABL credit facility to issue letters of credit for crude oil purchases compared to the first half of 2009 when the refinery was not operating for almost the entire period and increases in deferred financing charges due to our refinancing and amendment activities. We also did not have any significant refinery projects in process during the first half of 2010, so little capitalization of interest expense occurred, whereas we had a significant capitalization of interest expense last year in the same period. Interest income was nominal in the six months ended June 30, 2010 and $0.1 million in the same period of 2009. This decrease was primarily due to lower cash balances and lower investment returns.

During the six months ended June 30, 2009, we exchanged our auction rate securities investment for shares of common stock in Bank of America to be held as available for sale securities. This conversion resulted in a loss of $2.0 million during the six months ended June 30, 2009, which was reflected in other expenses. There were no other expenses or income for the six months ended June 30, 2010.
Income tax expense was $0.6 million for the six months ended June 30, 2010, compared to $15.3 million for the same period of 2009, a decrease of $14.7 million. Our effective tax rate was 40.0% for the six months ended June 30, 2010, compared to 35.2% for the same period of 2009. Our effective tax rate increased in the six months ended June 30, 2010 primarily because we had fewer tax credits than in the same period of 2009, and because discontinued operations are calculated separately, and reported as an after-tax amount in the six months ended June 30, 2009.
Operating Segments
We review operating results in three reportable segments: refining, marketing and retail.
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009(1)	2010	2009(1)
		(revised)
Days operated in period	91	44	181	44
Total sales volume (average barrels per day)(2)	59,161	50,102	56,316	52,041
Products manufactured (average barrels per day):
Gasoline	33,853	26,389	31,989	26,389
Diesel/Jet	20,797	21,394	20,522	21,394
Petrochemicals, LPG, NGLs	2,071	2,804	1,760	2,804
Other	2,084	2,516	1,936	2,516

Total production	58,805	53,103	56,207	53,103

Throughput (average barrels per day):
Crude oil	57,028	55,788	53,058	55,788
Other feedstocks	3,004	—	4,178	—

Total throughput	60,032	55,788	57,236	55,788

Per barrel of sales(3):
Refining operating margin(4) (7)	$8.41	$14.73	$7.13	$15.98
Refining operating margin excluding intercompany marketing service fees(5) (7)	$8.96	$16.70	$7.68	$19.19
Direct operating expenses(6)	$4.39	$10.73	$4.74	$13.94
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$78.12	$67.50	$78.36	$67.50
US Gulf Coast 5-3-2 crack spread (per barrel)	$9.54	$8.08	$8.09	$8.08
US Gulf Coast Unleaded Gasoline (per gallon)	$2.10	$1.88	$2.07	$1.88
Ultra low sulfur diesel (per gallon)	$2.14	$1.73	$2.10	$1.73
Natural gas (per MMBTU)	$4.31	$3.74	$4.73	$3.74

(1)
The refinery did not operate during the period from November 21, 2008 until May 2009 due to the November 20, 2008 explosion and fire. The refinery resumed full operations on May 18, 2009. Sales volumes also include minimal sales of intermediate products made prior to the restart of the refinery.

(2)
Sales volume includes 514 and 675 barrels per day, respectively, sold to the marketing segment during the three and six months ended June 30, 2010. There were no sales of product to the marketing segment during the three or six months ended June 30, 2009.

(3)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) divided by the total barrels sold during the period.

(4)	“Operating margin” is defined as refining segment net sales less cost of goods sold.

(5)
“Operating margin excluding intercompany marketing” fees is defined as refining segment net sales less cost of goods sold, adjusted to exclude the fees paid to the marketing segment of $2.9 million and $5.5 million, respectively, during the three and six months ended June 30, 2010.

(6)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.

(7)
These amounts have been revised due to a misapplication of guidance associated with accounting for lower of cost or market (LCM) reserves when using the LIFO method of accounting for inventories. We recognized a reversal of a LCM reserve in the first quarter of 2009 in the amount of $4.8 million. The reversal should not have been recognized until the second quarter of 2009 when our refinery resumed operations and the related inventory was sold. This resulted in a $2.18 increase to previously reported refining operating margin and refining operating margin excluding intercompany marketing service fees for the three months ended June 30, 2009.

Comparison of the Three Months Ended June 30, 2010 versus the Three Months Ended June 30, 2009
Net sales for the refining segment were $459.5 million for the second quarter of 2010 compared to $153.8 million for the second quarter of 2009, an increase of $305.7 million. The increase is due to the resumption of operations at the refinery on May 18, 2009 after the November 20, 2008 explosion and fire and an increase in the average sales price per barrel. The average sales price during the second quarter of 2010 was $86.92 per barrel sold, an increase of $23.16 per barrel from $63.76 per barrel sold in the second quarter of 2009.
Cost of goods sold for the second quarter of 2010 was $414.2 million compared to $121.3 million for the second quarter of 2009, an increase of $292.9 million. This increase is a result of the resumption of operations at the refinery and a $26.56 per barrel increase in the average price per barrel sold, to $76.91 per barrel sold in the 2010 second quarter from $50.35 per barrel sold in the 2009 second quarter.
Our refining segment has a service agreement with our marketing segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This fee was $2.9 million during the second quarter of 2010 as compared to $4.3 million in the same period of 2009. These service fees were based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. We eliminate this intercompany fee in consolidation.
During the second quarter of 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage. We did not incur any expenses related to property damage during the second quarter of 2010. During the second quarter of 2009, we recorded insurance proceeds of $57.6 million, of which $37.0 million is included as business interruption proceeds and $20.6 million is included as property damage. We also recorded expenses of $3.3 million, resulting in a net gain of $17.3 million related to property damage proceeds.
Operating expenses were $23.6 million for the 2010 second quarter compared to $23.7 million for the 2009 second quarter, a decrease of $0.1 million, or 0.4%. The decrease in operating expenses is primarily due the decrease in labor, maintenance and contractor expenses, which were higher in the second quarter of 2009 due to the restart of the refinery in May 2009 after the November 20, 2008 explosion and fire, partially offset by an increase in expenses due to the refinery being fully operational for the entire second quarter of 2010.
Contribution margin for the refining segment in the 2010 second quarter was $38.7 million, or 60.6% of our consolidated contribution margin.
Comparison of the Six Months Ended June 30, 2010 versus the Six Months Ended June 30, 2009
Net sales for the refining segment were $865.4 million for the six months ended June 30, 2010 compared to $154.7 million for the same period in 2009, an increase of $710.7 million. The increase is due to the resumption of operations at the refinery on May 18, 2009 after the November 20, 2008 explosion and fire and an increase in the average sales price per barrel during the first half of 2010 as compared to the same period in 2009. The average sales price during the six months ended June 30, 2010 was $86.33 per barrel sold, an increase of $20.06 per barrel as compared to the six months ended June 30, 2009.
Cost of goods sold for the six months ended June 30, 2010 was $792.7 million compared to $118.1 million for the comparable 2009 period, an increase of $674.6 million. This increase is a result of the resumption of operations at the refinery and an increase in the average cost per barrel sold. The average cost increased $29.90 per barrel sold, to $77.76 per barrel sold in the first half of 2010 from $47.86 per barrel sold in the first half of 2009.

Our refining segment has a service agreement with our marketing segment which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This fee was $5.5 million during the three months ended June 30, 2010 as compared to $7.4 million in the same period of 2009. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. We eliminate this intercompany fee in consolidation.
During the first half of 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage. We incurred $0.2 million of property damage expenses, resulting in a net gain of $4.0 million related to property damage proceeds. During the first half of 2009, we recorded insurance proceeds of $88.2 million, of which $58.1 million is included as business interruption proceeds and $30.1 million is included as property damage. We also recorded expenses of $11.2 million, resulting in a net gain of $18.9 million related to property damage proceeds.
Operating expenses were $48.3 million for the six months ended June 30, 2010, compared to $35.9 million for the same period in 2009, an increase of $12.4 million, or 34.5%. This increase in operating expense was primarily due to the resumption of operations at the refinery.
Contribution margin for the refining segment in the six months ended June 30, 2010 was $41.2 million, or 51.7% of our consolidated contribution margin.
Marketing Segment
The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Days operated in period	91	91	181	181
Products sold (average barrels per day):
Gasoline	6,846	7,420	6,725	7,064
Diesel/Jet	7,755	6,752	7,703	6,666
Other	51	59	48	59

Total sales	14,652	14,231	14,476	13,789

Comparison of the Three Months Ended June 30, 2010 versus the Three Months Ended June 30, 2009
Net sales for the marketing segment were $129.3 million in the second quarter of 2010 compared to $98.2 million for the second quarter of 2009. Total sales volume averaged 14,652 barrels per day in the 2010 second quarter compared to 14,231 in the 2009 second quarter. The average sales price per gallon of gasoline increased $0.43 per gallon in the second quarter of 2010, to $2.17 per gallon from $1.74 in the first quarter of 2009. The average price of diesel also increased to $2.25 per gallon in the second quarter of 2010 compared to $1.64 per gallon in the second quarter of 2009. Net sales included $2.9 million and $4.3 million of net service fees paid by our refining segment to our marketing segment for the 2010 and 2009 second quarters, respectively. These service fees were based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment, relating to the utilization of certain crude pipeline assets. These fees were $2.6 million and $2.0 million, respectively, during the three months ended June 30, 2010 and 2009.
Cost of goods sold was $122.3 million in the second quarter of 2010 approximating a cost per barrel sold of $91.69. This compares to cost of goods sold of $90.3 million for the second quarter of 2009, approximating a cost per barrel sold of $69.77. This cost per barrel resulted in an average gross margin of $3.36 per barrel in the 2010 second quarter compared to $4.56 per barrel in the 2009 first quarter. Additionally, we recognized gains (losses) during the 2010 and 2009 second quarters of $0.1 million and $(1.6) million, respectively, associated with settlement of nomination differences under long-term purchase contracts.

Operating expenses in the marketing segment were approximately $0.3 million and $0.2 million, respectively, for the second quarters of 2010 and 2009. Operating expenses increased due to the intercompany sale of certain pipeline assets from our refining segment to our marketing segment on March 31, 2009. Operating expenses associated with these assets amounted to $0.5 million during the three months ended June 30, 2010. However, this increase was offset by a $0.6 million write-off of environmental liabilities associated with tank cleaning, which were originally assumed when we purchased the west Texas terminal assets in 2006.
Contribution margin for the marketing segment in the 2010 second quarter was $6.7 million, or 10.5% of our consolidated segment contribution margin.
Comparison of the Six Months Ended June 30, 2010 versus the Six Months Ended June 30, 2009
Net sales for the marketing segment were $249.8 million in the first half of 2010 compared to $169.8 million for the same period in 2009. Total sales volume averaged 14,476 barrels per day in the six months ended June 30, 2010 compared to 13,789 in the same period of 2009. The average sales price per gallon of gasoline increased $0.62 per gallon in the six months ended June 30, 2010, to $2.15 per gallon from $1.53 in the six months ended June 30, 2009. The average price of diesel also increased to $2.20 per gallon in the first half of 2010 compared to $1.53 per gallon in the first half of 2009. Net sales included $5.5 million and $7.4 million of net service fees paid by our refining segment to our marketing segment for the six months ended June 30, 2010 and 2009, respectively. These service fees were based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment, relating to the utilization of certain crude pipeline assets. These fees were $4.9 million and $2.0 million, respectively, during the six months ended June 30, 2010 and 2009.
Cost of goods sold was $236.2 million in the first half of 2010 approximating a cost per barrel sold of $90.12. This compares to cost of goods sold of $156.7 million for the first half of 2009, approximating a cost per barrel sold of $62.80. This cost per barrel resulted in an average gross margin of $3.36 per barrel in the 2010 first half, compared to $4.45 per barrel in the same period of 2009. Additionally, we recognized losses during the six months ended June 30, 2010 and 2009 of $0.2 million and $1.1 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
Operating expenses in the marketing segment were approximately $1.1 million and $0.4 million, respectively, for six months ended June 30, 2010 and 2009. This increase was due to the intercompany sale of certain pipeline assets from our refining segment to our marketing segment on March 31, 2009. Operating expenses associated with these assets amounted to $0.9 million during the six months ended June 30, 2010. However, this increase was offset by a $0.6 million write-off of environmental liabilities associated with tank cleaning, which were originally assumed when we purchased the west Texas terminal assets in 2006.
Contribution margin for the marketing segment in the 2010 second quarter was $12.5 million, or 15.7% of our consolidated segment contribution margin.

Retail Segment
The table below sets forth certain information concerning our retail segment continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009(1)	2010	2009(1)
Number of stores (end of period)	425	465	425	465
Average number of stores	430	465	435	465
Retail fuel sales (thousands of gallons)	109,116	110,392	212,113	217,063
Average retail gallons per average number of stores (in thousands)	253	237	487	467
Retail fuel margin ($ per gallon)	$0.186	$0.124	$0.158	$0.118
Merchandise sales (in thousands)	$101,346	$101,525	$188,160	$190,135
Merchandise margin %	31.3%	30.3%	31.1%	31.1%
Credit expense (% of gross margin)	8.9%	8.6%	9.5%	8.3%
Merchandise and cash over/short (% of net sales)	0.2%	0.2%	0.2%	0.2%
Operating expense/merchandise sales plus total gallons	15.8%	15.9%	16.3%	16.1%

(1)	Retail operating results for the three and six months ended June 30, 2009 have been restated to reflect the reclassification of the remaining nine Virginia stores to normal operations.
Comparison of the Three Months Ended June 30, 2010 versus the Three Months Ended June 30, 2009
Net sales for our retail segment in the second quarter of 2010 increased 14.5% to $415.9 million from $363.1 million in the second quarter of 2009. This increase was primarily due to an increase in the retail fuel price per gallon of 22.1% to an average price of $2.71 per gallon in the second quarter of 2010 from an average price of $2.22 per gallon in the second quarter of 2009.
Retail fuel sales were 109.1 million gallons for the 2010 second quarter, compared to 110.4 million gallons for the 2009 second quarter. This decrease was primarily due to the sale of stores since the second quarter of 2009. Comparable store gallons increased 3.4% between the second quarter of 2010 and the second quarter of 2009. Total fuel sales, including wholesale, increased 20.3% to $314.6 million in the second quarter of 2010. The increase was primarily due to the increase in the average price per gallon sold and was partially offset by the decrease in total gallons sold, as noted above.
Merchandise sales decreased 0.2% to $101.3 million in the second quarter of 2010 compared to the second quarter of 2009. The decrease in merchandise sales was primarily due to the decrease in the number of stores operated during the second quarter of 2010 as compared to the same period in 2009. Same store merchandise sales increased 4.6%, primarily in the cigarette, dairy, snacks, beer, food and general merchandise categories.
Cost of goods sold for our retail segment increased 14.2% to $363.3 million in the second quarter of 2010. This increase was primarily due to the increase in the average cost per gallon of 20.6%, or an average cost of $2.52 per gallon in the second quarter of 2010 when compared to an average cost of $2.09 per gallon in the second quarter of 2009.
Operating expenses were $34.5 million in the 2010 second quarter, a decrease of $0.3 million, or 0.9%. This decrease was due primarily to a reduction in the average store count, from 465 during the three months ended June 30, 2009 to 430 for the same period in 2010, which resulted in lower insurance, salaries, utilities and maintenance expenses.
Contribution margin for the retail segment in the 2010 second quarter was $18.1 million, or 28.4% of our consolidated contribution margin.
Comparison of the Six Months Ended June 30, 2010 versus the Six Months Ended June 30, 2009
Net sales for our retail segment in the first half of 2010 increased 20.1% to $791.4 million from $658.7 million in the same period of 2009. This increase was primarily due to an increase in the retail fuel price per gallon of 32.1% to an average price of $2.67 per gallon in the six month ended June 30, 2010 from an average price of $2.02 per gallon in same period of 2009.

Retail fuel sales were 212.1 million gallons for the 2010 first half, compared to 217.1 million gallons for the 2009 first half. This decrease was primarily due to the sale of stores since the second quarter of 2009. Comparable store gallons increased 1.6% between the first half of 2010 and the first half of 2009. Total fuel sales, including wholesale, increased 28.7% to $603.3 million in the first half of 2010. The increase was primarily due to the increase in the average price per gallon sold, partially offset by the decrease in total gallons sold, as noted above.
Merchandise sales decreased 1.0% to $188.2 million in the six months ended June 30, 2010 compared to the same period of 2009. The decrease in merchandise sales was primarily due to the decrease in the number of stores operated during the first half of 2010 as compared to the same period in 2009. Same store merchandise sales increased 3.1%, primarily in the cigarette, beer, snacks, food and general merchandise categories.
Cost of goods sold for our retail segment increased 21.9% to $698.5 million in the first half of 2010. This increase was primarily due to the increase in the average cost per gallon of 32.2%, or an average cost of $2.51 per gallon in the first half of 2010 when compared to an average cost of $1.90 per gallon in the same period of 2009.
Operating expenses were $67.4 million in the six months ended June 30, 2010, a decrease of $0.8 million, or 1.2%. This decrease was due primarily to a reduction in the average store count, from 465 during the six months ended June 30, 2009 to 435 during the same period of 2010, which resulted in lower insurance, salaries, utilities and maintenance expenses.
Contribution margin for the retail segment in the six months ended June 30, 2010 was $25.5 million, or 32.0% of our consolidated contribution margin.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities, borrowings under our revolving credit facilities and, due to the refinery incident in the fourth quarter of 2008, business interruption and property damage insurance proceeds covering the period of downtime experienced by the refinery and necessary capital expenditures to repair and replace assets damaged in the incident. We believe that our cash flows from operations, and borrowings under or refinancing of our current credit facilities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months.
Additional capital may be required in order to consummate significant acquisitions. We would likely seek these additional funds from a variety of sources, including public or private debt and stock offerings, our majority stockholder, Delek Group, and borrowings under credit lines or other sources. There can be no assurance that we will be able to identify or consummate significant acquisitions or to raise additional funds on favorable terms or at all.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2010 and 2009 (in millions):

	Six Months Ended June 30,
	2010	2009
Cash Flow Data:
Cash flows provided by operating activities	$50.1	$122.7
Cash flows used in investing activities	(15.1)	(112.9)
Cash flows used in financing activities	(30.5)	(4.1)

Net increase in cash and cash equivalents	$4.5	$5.7

Cash Flows from Operating Activities
Net cash provided by operating activities was $50.1 million for the six months ended June 30, 2010 compared to cash provided of $122.7 million for the same period of 2009. The decrease in cash flows provided by operating activities was primarily due to a large increase in accounts payable during the six months ended June 30, 2009 attributable to the restart of the refinery, a decrease in deferred income taxes and a $25.7 million decrease in net income in the first half of 2010 versus the same period of 2009. These changes were partially offset by a $25.5 million decrease in inventory and other current assets which was driven by the receipt of a $39.6 million federal income tax refund in April 2010 that was receivable as of December 31, 2009 and an increase in depreciation and amortization expense in the first half of 2010 as compared to the first half of 2009.
Cash Flows from Investing Activities
Net cash used in investing activities was $15.1 million for the six months ended June 30, 2010 compared to $112.9 million in the same period of 2009. This decrease is primarily due to a $116.9 million decrease in capital spending in the first half of 2010 as compared to the first half of 2009. The decrease was partially offset by a decrease in the property damage insurance proceeds received from the November 20, 2008 explosion and fire at the refinery, with $4.2 million and $30.1 million received in the six months ended June 30, 2010 and 2009, respectively.
Cash used in investing activities includes our capital expenditures during the current period of approximately $24.6 million, of which $19.4 million was spent on projects in the refining segment, $5.1 million was spent in the retail segment and $0.1 million was spent at the holding company level. During the first half of 2009, we spent $141.5 million, of which $135.0 million was spent on projects at our refinery, including the rebuild of the saturates gas plant damaged in the explosion and fire in the fourth quarter of 2008, and $6.5 million in our retail segment.
Cash Flows from Financing Activities
Net cash used in financing activities was $30.5 million in the six months ended June 30, 2010, compared to $4.1 million in the same period of 2009. The increase in cash used in financing activities in the first half of 2010 primarily consisted of net proceeds from long-term revolvers of $4.2 million in the six months ended June 30, 2010, compared to net proceeds of $60.5 million in the same period of 2009. Further contributing to the increase was the increase in deferred financing costs paid, to $8.9 million in the six months ended June 30, 2010 from $2.7 million in the same period of 2009, due primarily to the new ABL agreement entered into in February 2010, which replaced the SunTrust ABL revolver in our refining segment. These decreases were partially offset by payments on debt and capital lease obligations of $21.3 million in the six months ended June 30, 2010, as compared to payments of $57.8 million in the same period of 2009.
Cash Position and Indebtedness
As of June 30, 2010, our total cash and cash equivalents were $72.9 million and we had total indebtedness of approximately $300.0 million. Borrowing availability under our four separate revolving credit facilities was approximately $129.2 million and we had letters of credit issued of $225.8 million. We believe we were in compliance with our covenants in all debt facilities as of June 30, 2010.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures through the 2010 second quarter were $24.6 million, of which approximately $19.4 million was spent in our refining segment, $5.1 million in our retail segment and $0.1 million was spent at the holding company level. Our capital expenditure forecast is approximately $70.4 million for 2010. The following table summarizes our actual capital expenditures for the six months ended June 30, 2010 and planned capital expenditures for the full year 2010 by operating segment and major category (in millions):

		Six Months
	Full Year	Ended June 30,
	2010 Forecast	2010 Actual
Refining:
Sustaining maintenance, including turnaround activities	$4.7	$1.3
Regulatory	34.6	16.6
Discretionary projects	8.6	1.5

Refining segment total	47.9	19.4

Marketing:
Discretionary projects	0.5	—

Marketing segment total	0.5	—

Retail:
Sustaining maintenance	6.3	1.5
Growth/profit improvements	5.7	1.7
Store enhancements	10.0	1.9

Retail segment total	22.0	5.1

Other	—	0.1

Total capital spending	$70.4	$24.6

As of June 30, 2010, the total capital spending forecast for 2010 increased by $11.7 million to $70.4 million, up from the prior forecast of $58.7 million. The higher projected capital spending is attributable to a $7.2 million increased in regulatory and discretionary spending in the refining segment, a $0.5 million increase in discretionary spending in the marketing segment, and a $4.0 million increase in spending in store enhancements at the retail segment.
In 2010, we now plan to spend approximately $22.0 million in the retail segment, $10.0 million of which is expected to consist of the re-imaging of 27 of our existing stores. We spent $1.9 million on these projects in the first half of 2010, completing six of the planned re-image projects. We expect to spend approximately $34.6 million on regulatory projects in the refining segment in 2010, $20.0 million of which relates to the Mobile Source Air Toxics (MSAT) II compliance project and another $8.2 million of which relates to the maintenance shop and warehouse relocation project, both of which are discussed further below. We spent $16.6 million on regulatory projects in the first half of 2010. In addition, we plan to spend approximately $4.7 million on maintenance projects and approximately $8.6 million for other discretionary projects in 2010.
MSAT II Compliance Project
The purpose of the MSAT II project is to comply with the MSAT II regulations, which limit the annual average benzene content in gasoline beginning in January 2011. The project will consist of new fractionation equipment, Isomerization Unit modifications and a new catalyst for saturating benzene. The fractionation section is expected to be completed by the end of 2010 and the Isomerization Unit modifications are planned for completion by the end of 2012.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2010.
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
Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. During 2007, in connection with our marketing segment’s supply contracts, we entered into certain futures contracts. In accordance with ASC 815, Derivatives and Hedging (ASC 815), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. We had open futures contracts representing 600,000 barrels and 113,000 barrels, respectively, of crude and refined petroleum products with an unrealized net gain of $0.1 million at both June 30, 2010 and December 31, 2009.
In December 2007, in connection with our offering of renewable fuels in our retail segment markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade and a series of OTC swaps based on the futures price of unleaded gasoline as quoted on the New York Mercantile Exchange. In accordance with ASC 815, all of these swaps are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. We had no open swap contracts as of June 30, 2010. As of December 31, 2009, we had open derivative contracts representing 95,967 barrels of ethanol with unrealized net losses of $0.5 million. As of December 31, 2009, we also had open derivative contracts representing 96,000 barrels of unleaded gasoline with unrealized net gains of $0.8 million.
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

In accordance with ASC 815, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the three and six months ended June 30, 2009, we recognized gains of $0.8 million and $10.2 million, respectively, which are included as an adjustment to cost of goods sold in the condensed consolidated statement of operations as a result of the discontinuation of these cash flow hedges. There were no gains or losses recognized for the three or six months ended June 30, 2010.
We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At June 30, 2010, we held approximately 1.2 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $63.82 per barrel. At June 30, 2010 and December 31, 2009, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $18.1 million and $20.8 million, respectively. We refer to this excess as our LIFO reserve.
Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $234.2 million as of June 30, 2010. We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair value of our interest rate hedging instruments decreased by a nominal amount for both the three and six months ended June 30, 2010 and 2009. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that interest rate derivatives will reduce our exposure to short-term interest rate movements. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of June 30, 2010 would be to change interest expense by $2.3 million. Increases in rates would be partially mitigated by interest rate derivatives mentioned above. As of June 30, 2010, we had interest rate cap agreements in place representing $60.0 million in notional value and all mature in July 2010. These interest rate caps range from 3.75% to 4.00% as measured by the 3-month LIBOR rate and include a knock-out feature at rates ranging from 6.65% to 7.15% using the same measurement rate. The fair value of our interest rate derivatives was nominal as of both June 30, 2010 and December 31, 2009.
The types of instruments used in our hedging and trading activities described above include swaps and futures. Our positions in derivative commodity instruments are monitored and managed on a daily basis to ensure compliance with our risk management strategies which have been approved by our board of directors.
ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II.
OTHER INFORMATION
ITEM 1A. RISK FACTORS
The following risk factor updates and should be considered in addition to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009:
If there is negative publicity concerning the Shell, Exxon, BP, Marathon and Conoco brand names, fuel and merchandise sales at certain of our stores may suffer.
We are an independent retailer of fuel that markets some of our products under the major oil company brands Shell, Exxon, BP, Marathon and Conoco. Fuel sold under these major brands represented approximately 43.0% of total fuel sales volume for our retail segment during the year ended December 31, 2009. Negative publicity concerning any of these major oil companies could adversely affect fuel and merchandise sales volumes in our retail segment. For example, the Deepwater Horizon accident in the Gulf of Mexico in April 2010 has resulted in consumer boycotts of independent retailers of BP branded fuels. Fuel sold under the BP brand represented approximately 12.5% of total fuel sales volume for our retail segment during the year ended December 31, 2009. If negative publicity pertaining to BP or any of the other major brands adversely affects our sales volumes, it could have a material adverse effect on our business, financial condition and results of operations.
ITEM 5. OTHER INFORMATION
Dividend Declaration
On August 3, 2010, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on September 21, 2010 to shareholders of record on August 24, 2010.
Special Bonus to Zamir
On August 3, 2010, the Compensation Committee of our Board of Directors approved a special bonus payment in the amount of $70,000 to Express’ President, Igal Zamir (the Special Bonus). If Mr. Zamir terminates his employment with Express within the first twelve months following his receipt of the Special Bonus, the Company may “clawback” a pro rata portion of the Special Bonus.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*	Form of 409A Addendum

10.2*	Special bonus acknowledgement dated May 4, 2010 between Mark B. Cox and Delek US Holdings, Inc.

10.3*	Termination dated May 12, 2010 of Amended & Restated Consulting Agreement with Greenfeld-Energy Consulting, Ltd. dated April 11, 2006

10.4*	Form of Stock Appreciation Rights Agreement for employees under the 2006 Long-Term Incentive Plan

10.5*	Form of Stock Appreciation Rights Agreement for non-employee directors under the 2006 Long-Term Incentive Plan

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement

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
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 6, 2010

EXHIBIT INDEX

Exhibit No.		Description

10.1	*	Form of 409A Addendum

10.2	*	Special bonus acknowledgement dated May 4, 2010 between Mark B. Cox and Delek US Holdings, Inc.

10.3	*	Termination dated May 12, 2010 of Amended & Restated Consulting Agreement with Greenfeld-Energy Consulting, Ltd. dated April 11, 2006

10.4	*	Form of Stock Appreciation Rights Agreement for employees under the 2006 Long-Term Incentive Plan

10.5	*	Form of Stock Appreciation Rights Agreement for non-employee directors under the 2006 Long-Term Incentive Plan

31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement