Form 10-Q
period 2010-09-30
Delek US Holdings, Inc.
filed 2010-11-05
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 29, 2010, there were 54,395,708 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosure about Market Risk	51

Item 4. Controls and Procedures	52

PART II. OTHER INFORMATION

Item 5. Other Information	53

Item 6. Exhibits	53

Signatures	54

Exhibit Index	55

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2010	2009
	(In millions, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$17.5	$68.4
Accounts receivable	95.2	76.7
Inventory	133.0	116.4
Other current assets	9.1	50.1

Total current assets	254.8	311.6

Property, plant and equipment:
Property, plant and equipment	889.5	865.5
Less: accumulated depreciation	(207.6)	(173.5)

Property, plant and equipment, net	681.9	692.0

Goodwill	71.9	71.9
Other intangibles, net	8.3	9.0
Minority investment	131.6	131.6
Other non-current assets	10.8	6.9

Total assets	$1,159.3	$1,223.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193.5	$192.5
Current portion of long-term debt and capital lease obligations	150.4	17.7
Note payable to related party	—	65.0
Accrued expenses and other current liabilities	46.4	47.0

Total current liabilities	390.3	322.2

Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	79.8	234.4
Note payable to related party	44.0	—
Environmental liabilities, net of current portion	3.2	5.3
Asset retirement obligations	7.2	7.0
Deferred tax liabilities	107.7	110.5
Other non-current liabilities	11.3	12.6

Total non-current liabilities	253.2	369.8

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 54,395,708 shares and 53,700,570 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	0.5	0.5
Additional paid-in capital	287.0	281.8
Retained earnings	228.3	248.7

Total shareholders’ equity	515.8	531.0

Total liabilities and shareholders’ equity	$1,159.3	$1,223.0

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions, except share and per share data)
Net sales	$875.5	$835.6	$2,766.1	$1,817.2
Operating costs and expenses:
Cost of goods sold	793.7	760.4	2,509.5	1,607.7
Operating expenses	58.2	57.3	170.1	159.8
Insurance proceeds — business interruption	—	(6.0)	(12.8)	(64.1)
Property damage proceeds, net	—	(5.8)	(4.0)	(24.7)
General and administrative expenses	14.9	15.5	45.0	45.8
Depreciation and amortization	14.4	13.9	44.9	36.6
Loss on sale of assets	0.2	1.9	0.3	1.9

Total operating costs and expenses	881.4	837.2	2,753.0	1,763.0

Operating (loss) income	(5.9)	(1.6)	13.1	54.2

Interest expense	8.1	6.8	25.6	17.2
Interest income	—	—	—	(0.1)
Other (income) expenses, net	—	(1.4)	—	0.6

Total non-operating expenses	8.1	5.4	25.6	17.7

(Loss) income from continuing operations before income tax (benefit) expense	(14.0)	(7.0)	(12.5)	36.5
Income tax (benefit) expense	(4.1)	(2.2)	(3.5)	13.1

(Loss) income from continuing operations	(9.9)	(4.8)	(9.0)	23.4
Loss from discontinued operations, net of tax	—	—	—	(1.6)

Net (loss) income	$(9.9)	$(4.8)	$(9.0)	$21.8

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.18)	$(0.09)	$(0.17)	$0.44
Loss from discontinued operations	—	—	—	(0.03)

Total basic (loss) earnings per share	$(0.18)	$(0.09)	$(0.17)	$0.41

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.18)	$(0.09)	$(0.17)	$0.43
Loss from discontinued operations	—	—	—	(0.03)

Total diluted (loss) earnings per share	$(0.18)	$(0.09)	$(0.17)	$0.40

Weighted average common shares outstanding:
Basic	54,385,007	53,700,497	54,220,553	53,690,793

Diluted	54,385,007	53,700,497	54,220,553	54,449,404

Dividends declared per common share outstanding	$0.0375	$0.0375	$0.1125	$0.1125

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In millions, except per
	share data)
Cash flows from operating activities:
Net (loss) income	$(9.0)	$21.8
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44.9	36.6
Amortization of deferred financing costs	4.9	4.8
Accretion of asset retirement obligations	0.3	0.3
Deferred income taxes	(2.9)	30.1
Loss on sale of assets	0.3	1.9
Loss on sale of assets held for sale	—	1.1
Gain on involuntary conversion of assets	(4.0)	(24.7)
Loss on sale of investment	—	0.6
Stock-based compensation expense	2.6	2.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(18.5)	(30.2)
Inventories and other current assets	24.5	(42.3)
Accounts payable and other current liabilities	0.4	146.1
Non-current assets and liabilities, net	(3.5)	2.9

Net cash provided by operating activities	40.0	151.3

Cash flows from investing activities:
Sales of short-term investments	—	5.0
Purchases of property, plant and equipment	(40.3)	(153.6)
Expenditures to rebuild refinery	(0.2)	(11.4)
Property damage insurance proceeds	4.2	36.1
Proceeds from sales of convenience store assets	6.2	9.5
Proceeds from sale of assets held for sale	—	9.3

Net cash used in investing activities	(30.1)	(105.1)

Cash flows from financing activities:
Proceeds from long-term revolvers	503.6	377.6
Payments on long-term revolvers	(498.8)	(323.3)
Proceeds from other debt instruments	—	65.0
Payments on debt and capital lease obligations	(47.7)	(63.8)
Taxes paid in connection with settlement of share purchase rights	(2.5)	—
Dividends paid	(6.3)	(6.1)
Deferred financing costs paid	(9.1)	(3.2)

Net cash (used in) provided by financing activities	(60.8)	46.2

Net (decrease) increase in cash and cash equivalents	(50.9)	92.4
Cash and cash equivalents at the beginning of the period	68.4	15.3

Cash and cash equivalents at the end of the period	$17.5	$107.7

Supplemental disclosures of cash flow information:
Cash paid during the period for: Interest, net of capitalized interest of a $0.2 million and $1.3 million in the 2010 and 2009 periods, respectively	$18.6	$11.4

Income taxes	$1.6	$—

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
Delek is listed on the New York Stock Exchange (NYSE) under the symbol “DK.” As of September 30, 2010, 73.1% of our outstanding shares were beneficially owned by Delek Group Ltd. (Delek Group) located in Natanya, Israel.
2. Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of Delek and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 12, 2010.
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
Segment Reporting
Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, marketing and retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. The retail segment markets gasoline, diesel and other refined petroleum products and convenience merchandise through a network of approximately 420 company-operated retail fuel and convenience stores and sells fuel to a dealer network of over 50 stores. Segment reporting is more fully discussed in Note 9.

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
Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of September 30, 2010 and December 31, 2009, any cash equivalents consisted primarily of overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.
Accounts Receivable
Accounts receivable primarily consists of receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to specifically identified trade receivables of a nominal amount as of both September 30, 2010 and December 31, 2009.
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
Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three and nine months ended September 30, 2010 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated
Property, plant and equipment	$462.7	$35.5	$389.1	$2.2	$889.5
Less: Accumulated depreciation	(77.4)	(7.1)	(122.9)	(0.2)	(207.6)

Property, plant and equipment, net	$385.3	$28.4	$266.2	$2.0	$681.9

Depreciation expense for the three months ended September 30, 2010	$8.2	$0.5	$5.4	$—	$14.1

Depreciation expense for the nine months ended September 30, 2010	$24.7	$1.3	$17.8	$0.1	$43.9

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
Capitalized Interest
Delek had several capital construction projects in the refining segment and construction related to new “prototype” stores being built in the retail segment. For the three and nine months ended September 30, 2010, interest of $0.1 million and $0.2 million, respectively, was capitalized by the refining segment. For the three and nine months ended September 30, 2009, interest of $0.1 million and $1.3 million, respectively, was capitalized by the refining segment. The retail segment capitalized interest of a nominal amount for both the three and nine months ended September 30, 2010 and 2009. There was no interest capitalized by the marketing segment for the three or nine months ended September 30, 2010 or 2009.

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
Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek’s goodwill, all of which was acquired in various purchase business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If a reporting unit’s carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. We do not believe any goodwill impairment existed as of September 30, 2010.
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
Delek also applies the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of September 30, 2010, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.

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

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations for the nine months ended September 30, 2010 and for the year ended December 31, 2009 is as follows (in millions):

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

Advertising Costs
Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the three and nine months ended September 30, 2010 was $0.8 million and $2.2 million, respectively, and was $0.9 million and $2.6 million, respectively, for the three and nine months ended September 30, 2009.
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
ASC 740 also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Finally, ASC 740 requires an annual tabular rollforward of unrecognized tax benefits. At September 30, 2010, Delek had unrecognized tax benefits of $0.4 million which, if recognized, would affect our effective tax rate.
Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years through 2004. The Internal Revenue Service has examined Delek’s income tax returns through the tax year ending 2006. Delek carried back the 2009 federal tax net operating loss to the 2005 and 2006 tax years, thus re-opening those years for examination up to the amount of the refund claimed. The Internal Revenue Service is currently examining Delek’s 2009 carryback claim.
Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount and $0.1 million, respectively, was recognized related to unrecognized tax benefits during the three and nine months ended September 30, 2010. Interest of $0.2 million and $0.3 million was recognized during the three and nine months ended September 30, 2009, respectively.

Earnings Per Share
Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	54,385,007	53,700,497	54,220,553	53,690,793
Dilutive effect of equity instruments	—	—	—	758,611

Weighted average common shares outstanding, assuming dilution	54,385,007	53,700,497	54,220,553	54,449,404

Outstanding stock options totaling 3,743,935 and 3,800,185 common share equivalents were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2010, respectively. Outstanding stock options totaling 3,508,137 and 3,434,262 common shares were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2009, respectively. These common share equivalents did not have a dilutive effect under the treasury stock method. Outstanding stock options totaling 22,226 and 16,374, respectively, were also excluded from the diluted earnings per share calculation for the three and months ended September 30, 2010. Outstanding stock options totaling 723,006 were also excluded from the diluted earnings per share calculation for the three months ended September 30, 2009. These common share equivalents were anti-dilutive due to the net loss for the period.
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
Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2010 and 2009 was equivalent to net income.
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
Currently we carry, and at the time of the incident we carried, insurance coverage of $1.0 billion in combined limits to insure against property damage and business interruption. Under these policies, we were subject to a $5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. During the nine months ended September 30, 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage. We also recorded expenses during the nine months ended September 30, 2010 of $0.2 million, resulting in a net gain of $4.0 million related to property damage proceeds. During the three and nine months ended September 30, 2009, we recognized income from insurance proceeds of $12.0 million and $100.2 million, respectively, of which $6.0 million and $64.1 million, respectively, is included as business interruption proceeds and $6.0 million and $36.1 million, respectively, is included as property damage. We also recorded expenses of $0.2 million and $11.4 million, respectively, resulting in a net gain of $5.8 million and $24.7 million, respectively, related to property damage proceeds.
Since the incident on November 20, 2008, Delek has received $141.4 million in proceeds from insurance claims arising from the explosion and fire. The insurance proceeds received in the second quarter of 2010 represent final payments on all outstanding property damage and business interruption insurance claims.

4. Dispositions and Assets Held for Sale
Virginia Stores
In December 2008, the retail segment’s Virginia division met the requirements as enumerated in ASC 360 which require the separate reporting of assets held for sale. Management committed to a plan to sell the retail segment’s Virginia stores and proceeded with efforts to locate buyers. However, until we obtained the necessary amendments to our credit agreements, we were encumbered from that action. At the time the credit agreement limitations were lifted in December 2008, we had contracts to sell 28 of the 36 Virginia properties. As of December 31, 2008, we had closed on the sale of 12 of the properties. We sold an additional 15 of these stores during the year ended December 31, 2009. In December 2009, the remaining nine Virginia stores were reclassified back into normal operations. We received proceeds from the sales completed during the nine months ended September 30, 2009, net of expenses, of $9.3 million, recognizing losses on those sales of $1.1 million. In addition to the property, plant and equipment sold, we sold $0.9 million, in inventory, at cost, to the buyers.
The carrying amounts of the Virginia store assets sold during the nine months ended September 30, 2009 are as follows (in millions):

For the Nine
Months Ended
September 30, 2009
Inventory	$0.9
Property, plant & equipment, net of accumulated depreciation of $4.0 million	10.4

$11.3

There were no assets held for sale as of September 30, 2010 or December 31, 2009.
Once the Virginia stores were identified as assets held for sale, the operations associated with these properties qualified for reporting as discontinued operations under ASC 360. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in Delek’s condensed consolidated statement of operations and the notes to the condensed consolidated financial statements have been adjusted to exclude the discontinued operations. The amounts eliminated from continuing operations did not include allocations of corporate expenses included in the selling, general and administrative expenses caption in the condensed consolidated statement of operations, nor the income tax benefits from such expenses. The remaining nine Virginia stores that were reclassified into normal operations required a depreciation catch up in December 2009. Components of amounts reflected in income from discontinued operations for the nine months ended September 30, 2009 are as follows (in millions):

Nine Months Ended
September 30, 2009

Net sales	$6.4
Operating costs and expenses	(6.5)
Gain (loss) on sale of assets held for sale	(1.1)
Write-down of goodwill associated with the sale of assets held for sale	(1.5)

Loss from discontinued operations before income taxes	(2.7)
Income tax benefit	(1.1)

Loss from discontinued operations, net of income taxes	$(1.6)

5. Inventory
Carrying value of inventories consisted of the following (in millions):

	September 30,	December 31,
	2010	2009
Refinery raw materials and supplies	$20.2	$19.3
Refinery work in process	44.6	28.6
Refinery finished goods	16.1	22.9
Retail fuel	16.6	15.1
Retail merchandise	27.2	26.6
Marketing refined products	8.3	3.9

Total inventories	$133.0	$116.4

At both September 30, 2010 and December 31, 2009, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $20.8 million.
Permanent Liquidations
During the three and nine months ended September 30, 2010, we incurred a permanent reduction in the LIFO layer resulting in a liquidation gain in our refinery finished goods inventory in the amount of $1.1 million and $0.3 million, respectively. This liquidation gain was recognized as a component of cost of goods sold in the three and nine months ended September 30, 2010.
During the three and nine months ended September 30, 2009, we incurred a permanent reduction in the LIFO layer, resulting in a liquidation gain of our refinery inventory in the amount of $0.5 million and $0.7 million, respectively. This liquidation gain was recognized as a component of cost of goods sold in the three and nine months ended September 30, 2009.
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
Lion Oil, a privately held Arkansas corporation, owns and operates a 75,000 barrel per day, crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s 180 convenience stores in the Memphis and Nashville markets. These product purchases are made at market value and totaled $2.6 million and $8.4 million, respectively, during the three and nine months ended September 30, 2010 and $1.6 million and $7.2 million, respectively, during the three and nine months ended September 30, 2009. The refining segment also made sales of $1.5 million and $2.5 million, respectively, of intermediate products to the Lion Oil refinery during the nine months ended September 30, 2010 and 2009.
At the time of acquisition, Delek acknowledged that our ownership percentage set a presumption of the use of the equity method of accounting as established in ASC 323, Investments — Equity Method and Joint Ventures (ASC 323). As a result, Delek had reported its investment using the equity method since acquisition. However, our interactions with Lion Oil since acquisition led us to the conclusion that the initial presumption under ASC 323 had been rebutted. Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting. This investment in a non-public entity, which is carried at cost, is only reviewed for a diminishment of fair value in the instance when there are indicators that a possible impairment has occurred. Delek carried its investment in Lion Oil at $131.6 million as of September 30, 2010 and December 31, 2009.

7. Long-Term Obligations and Short-Term Note Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	September 30,	December 31,
	2010	2009
Senior secured credit facility — term loan	$65.7	$81.4
Senior secured credit facility — revolver	31.6	32.4
Fifth Third — revolver	48.1	42.5
Promissory notes	128.0	160.0
Capital lease obligations	0.8	0.8

	274.2	317.1

Less:
Current portion of long-term debt, notes payable and capital lease obligations	150.4	82.7

	$123.8	$234.4

Senior Secured Credit Facility
As of September 30, 2010, the senior secured credit facility consisted of a $108.0 million revolving credit facility and a $165.0 million term loan facility, which, as of September 30, 2010, had $31.6 million outstanding under the revolver and $65.7 million outstanding under the term loan. As of September 30, 2010, Fifth Third Bank, N.A. (Fifth Third) was the administrative agent and a lender under the facility. On September 1, 2009, Fifth Third assumed the role of successor administrative agent under the facility from the resigning administrative agent Lehman Commercial Paper Inc. (LCPI). During September 2008, upon the bankruptcy filing of its parent company, LCPI informed Express that it would not be funding its pro rata lender participation of future borrowings under the revolving credit facility. Since that communication by Lehman of its intention through April 28, 2010, the date on which LCPI’s $12.0 million commitment under the revolving credit facility terminated, LCPI did not participate in any borrowings by Express under the revolving credit facility.
Borrowings under the senior secured credit facility are secured by substantially all the assets of Express and its subsidiaries. Letters of credit issued under the facility totaled $22.7 million as of September 30, 2010. The senior secured credit facility term loan requires quarterly principal payments of $0.4 million through March 31, 2011 and a balloon payment of the remaining principal balance due upon maturity on April 28, 2011. We are also required to make certain prepayments of this facility depending on excess cash flow as defined in the credit agreement. In accordance with this excess cash flow calculation, we prepaid $19.7 million in March 2009 and $10.4 million in April 2010. During the period from December 2008 through September 30, 2010, consistent with the terms of the December 3, 2008 amendment discussed below, Express disposed of 64 non-core real property assets, of which 27 were located in Virginia. The application of proceeds from certain of these asset sales, net of any amounts set aside pursuant to the terms of the facility for reinvestment purposes, resulted in the reduction of the term loan under the facility in the amount of $4.0 million during the nine months ended September 30, 2010 and $8.8 million and $18.5 million, respectively, during the three and nine months ended September 30, 2009.
As a direct result of the December 10, 2009 amendment and restatement of the credit agreement discussed below, the termination date of $108.0 million of the revolving credit commitments under the senior secured revolver was extended by one year from April 28, 2010 to April 28, 2011. The $12.0 million commitment of LCPI is the only commitment that was not extended and it expired on the original termination date of the senior secured revolver, April 28, 2010. The senior secured credit facility term and senior secured credit facility revolver loans bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At September 30, 2010, the weighted average borrowing rate was 6.50% for the senior secured credit facility term loan and 5.75% for the senior secured credit facility revolver. Additionally, the senior secured credit facility requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment under the senior secured revolver. Amounts available under the senior secured revolver as of September 30, 2010 were approximately $53.7 million.

On December 3, 2008, the credit facility was amended to allow for the disposition of specific Express real and personal property assets in certain of its geographic operating regions. The amendment also allowed for additional asset sales of up to $35.0 million per calendar year subject to such sales meeting certain financial criteria. Additionally, the amendment appointed Fifth Third Bank as the successor administrative agent subject to the resignation or removal of LCPI. As stated above, the resignation of LCPI and the subsequent assumption of the role of administrative agent by Fifth Third were consummated on September 1, 2009. On January 28, 2009, the credit facility was further amended to allow for the one-time prepayment in the amount of $25.0 million toward the outstanding principal of certain subordinated debt owed to Delek and incurred in conjunction with Delek’s purchase, through its Express subsidiary, of 107 retail fuel and convenience stores located in northern Georgia and eastern Tennessee, and related assets, from the Calfee Company of Dalton, Inc. and its affiliates in 2007 (the Calfee acquisition). Pursuant to the terms of the amendment, the $25.0 million prepayment was completed on March 5, 2009. The amendment also implemented a 100 basis point credit spread increase across all tiers in the pricing grid and implemented a LIBOR rate floor of 2.75% for all Eurodollar rate borrowings.
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
We are required to comply with certain financial and non-financial covenants under the senior secured credit facility. We believe we were in compliance with all covenant requirements as of September 30, 2010.
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

Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. The initial pricing in effect through August 31, 2010 for loans under the facility includes a margin of 4.00% above LIBOR for loans designated as LIBOR Rate Loans and 2.50% above the prime rate for loans designated as Base Rate Loans.
As of September 30, 2010, we had letters of credit issued under the facility totaling approximately $86.0 million and no outstanding loans under the facility. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $15.0 million availability reserve requirement, as of September 30, 2010 was $60.6 million.
The lenders under the Wells ABL are granted a perfected, first priority security interest in all of our refining operations accounts receivable, general intangibles, letter of credit rights, deposit accounts, investment property, inventory, equipment and all products and proceeds thereof. The security interest in the equipment is limited to $50 million and will be subordinated or released under certain limited circumstances. Refining and Delek U.S. Refining GP, LLC, the limited and general partners of Delek Refining, Ltd., respectively, and wholly owned subsidiaries of Delek are guarantors of the obligations under the Wells ABL. Delek is also a guarantor under the Wells ABL up to a total of $15.0 million. The credit facility contains usual and customary affirmative and negative covenants for financings of this type, including certain limitations at the refining subsidiary level on the incurrence of indebtedness, making of investments, creation of liens, disposition of property, making of restricted payments and transactions with affiliates. The Wells ABL also contains a springing fixed charge coverage ratio financial covenant with which we must be in compliance at times when borrowing base excess availability is less than certain thresholds, as defined under the credit facility. During the three and nine months ended September 30, 2010, we were not required to comply with the fixed charge coverage ratio financial covenant. We believe we were in compliance with all covenant requirements under this facility as of September 30, 2010.
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
The revolver bears interest based on predetermined pricing grids that allow us to choose between Base Rate Loans or LIBOR Rate Loans. Borrowings under the Fifth Third revolver are secured by substantially all of the assets of Marketing. As of September 30, 2010, we had $48.1 million outstanding borrowings under the facility at a weighted average borrowing rate of approximately 4.3%. We also had letters of credit issued under the facility of $11.5 million as of September 30, 2010. Amounts available under the Fifth Third revolver as of September 30, 2010 were approximately $15.4 million.

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
We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of September 30, 2010.
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
Promissory Notes
On July 27, 2006, Delek executed a three year promissory note in favor of Bank Leumi USA (Bank Leumi) in the amount of $30.0 million (2006 Leumi Note). The proceeds of this note were used to fund an acquisition and working capital needs. On June 23, 2009, this note was amended to extend the maturity date to January 3, 2011 and require quarterly principal amortization in amounts of $2.0 million beginning on April 1, 2010, with a balloon payment of the remaining principal amount due at maturity. As amended, the note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 4.5%. The amendment also implemented certain financial and non-financial covenants and required a perfected collateral pledge of Delek’s shares in Lion Oil. The shares were pledged on January 4, 2010 and secure Delek’s debt obligations under all promissory notes from Bank Leumi as well as promissory notes from the Israel Discount Bank of New York (IDB) that were outstanding on January 4, 2010, in accordance with the terms of an intercreditor agreement and a stock pledge agreement executed on June 23, 2009 between Bank Leumi, IDB, and Delek. As of September 30, 2010, we had $26.0 million in outstanding borrowings under the 2006 Leumi Note and the weighted average borrowing rate was 4.5%. We are required to comply with certain financial and non-financial covenants under the 2006 Leumi Note, as amended. We believe we were in compliance with all covenant requirements as of September 30, 2010.
On May 12, 2008, Delek executed a second promissory note in favor of Bank Leumi for $20.0 million, maturing on May 11, 2011 (2008 Leumi Note). The proceeds of this note were used to reduce short term debt and for working capital needs. This note was amended in December 2008 to change the financial covenant calculation methodology and applicability. The note was further amended on June 23, 2009 to require quarterly principal amortization in the amount of $1.0 million beginning on July 1, 2010, with a balloon payment of the remaining principal amount due at maturity. The amendment also modified certain financial and non-financial covenants and required the perfected collateral pledge of Delek’s shares in Lion Oil, as discussed above. As amended, the note bears interest at the greater of a fixed spread over LIBOR for periods of 30 or 90 days, as elected by the borrower, or an interest rate floor of 4.5%. As of September 30, 2010, we had $19.0 million in outstanding borrowings under the 2008 Leumi Note and the weighted average borrowing rate was 4.5%. We are required to comply with certain financial and non-financial covenants under the 2008 Leumi Note, as amended. We believe we were in compliance with all covenant requirements as of September 30, 2010. On November 2, 2010, Delek refinanced both the 2006 Leumi Note and the 2008 Leumi Note. See Note 14 for further details regarding this refinancing transaction.

On May 23, 2006, Delek executed a $30.0 million promissory note in favor of IDB (2006 IDB Note). The proceeds of this note were used to repay the then existing promissory notes in favor of IDB and Bank Leumi. On December 30, 2008, the 2006 IDB Note was amended and restated. As amended and restated, the 2006 IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $1.3 million beginning on March 31, 2010, with a balloon payment of remaining principal amount due at maturity. The amendment also introduced certain financial and non-financial covenants. The 2006 IDB Note bears interest at the greater of a fixed spread over 3 month LIBOR or an interest rate floor of 5.0%. Additionally, on January 4, 2010, Delek pledged its shares in Lion Oil, to secure its obligations under the 2006 IDB Note, as discussed above. As of September 30, 2010, we had $26.3 million in outstanding borrowings under the 2006 IDB Note and the weighted average borrowing rate was 5.0%. We believe we were in compliance with all covenant requirements under the 2006 IDB Note as of September 30, 2010.
On December 30, 2008, Delek executed a second promissory note in favor of IDB for $15.0 million (2008 IDB Note). The proceeds of this note were used to repay the then existing note in favor of Delek Petroleum Ltd., an Israeli corporation controlled by our beneficial majority stockholder, Delek Group (Delek Petroleum). On December 24, 2009, the 2008 IDB Note was amended and restated. As amended and restated, the 2008 IDB Note matures on December 31, 2011 and requires quarterly principal amortization in amounts of $0.8 million beginning on March 31, 2010, with a balloon payment of remaining principal amount due at maturity. The note bears interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. Additionally, on January 4, 2010, Delek pledged its shares in Lion Oil to secure its obligations under the 2008 IDB Note, as discussed above. As of September 30, 2010, we had $12.7 million in outstanding borrowings under the 2008 IDB Note and the weighted average borrowing rate was 5.0%. We are required to comply with certain financial and non-financial covenants under the 2008 IDB Note. We believe we were in compliance with all covenant requirements under the 2008 IDB Note as of September 30, 2010. On October 5, 2010, Delek refinanced both the 2006 IDB Note and the 2008 IDB Note. See Note 14 for further details regarding this refinancing transaction.
On September 29, 2009, Delek executed a promissory note in favor of Delek Petroleum (Delek Petroleum Note) in the amount of $65.0 million, the proceeds of which were to be used for general corporate purposes. In July 2010, Delek elected to prepay $21.0 million of principal plus accrued interest under the Delek Petroleum Note, reducing the principal amount outstanding under the note to $44.0 million. On September 28, 2010, Delek executed an amended and restated note in favor of Delek Petroleum (Amended Petroleum Note) in the principal amount of $44.0 million, replacing the Delek Petroleum Note. The Amended Petroleum Note extends the maturity date from October 1, 2010 to January 1, 2012 and reduces the rate of interest, payable on a quarterly basis, from 8.5% to 8.25% (in each case, net of any applicable withholding taxes). Under the Delek Petroleum Note the lender had the option, any time after December 31, 2009, to elect a one-time change (from the U.S. dollar) to the functional currency of the principal amount. The Delek Petroleum Note also provided the lender the option to make a one-time adjustment to the interest rate during the term of the note, provided, however, that the effect of such adjustment could not exceed the then prevailing market interest rate. As of the effective date of the Amended Petroleum Note, September 28, 2010, neither of these two options had been exercised by the lender and the Amended Petroleum Note does not continue to provide for these options. As was the case under the Delek Petroleum Note, the Amended Petroleum Note contains effectively the same following provisions: (i) the payment of the principal and interest may be accelerated upon the occurrence and continuance of customary events of default under the note, (ii) Delek is responsible for the payment of any withholding taxes due on interest payments, (iii) the note is unsecured and contains no covenants, and (iv) the note may be repaid at the borrower’s election in whole or in part at any time without penalty or premium. As of September 30, 2010, $44.0 million was outstanding under the Amended Petroleum Note.
Reliant Bank Revolver
On March 28, 2008, we entered into a revolving credit agreement with Reliant Bank, a Tennessee bank, headquartered in Brentwood, Tennessee. The credit agreement provides for unsecured loans of up to $12.0 million. As of September 30, 2010, we had no amounts outstanding under this facility. The facility matures on March 28, 2011 and bears interest at a fixed spread over the 30 day LIBOR rate. This agreement was amended in September 2008 to conform certain portions of the financial covenant definition to those contained in some of our other credit agreements. In March 2010, the financial covenant was further amended to be similar with the financial covenants contained in the existing Bank Leumi and IDB promissory notes. We are required to comply with certain financial and non-financial covenants under this revolver. We believe we were in compliance with all covenant requirements as of September 30, 2010.

Letters of Credit
As of September 30, 2010, Delek had in place letters of credit totaling approximately $122.1 million with various financial institutions securing obligations with respect to its workers’ compensation self-insurance programs, as well as obligations with respect to its purchases of crude oil for the refinery segment and gasoline and diesel products for the marketing and retail segments. No amounts were outstanding under these facilities at September 30, 2010.
Interest-Rate Derivative Instruments
Delek had interest rate cap agreements in place totaling $60.0 million of notional principal amounts as of December 31, 2009. These agreements were intended to economically hedge floating rate debt related to our then current borrowings under the Senior Secured Credit Facility. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, the fair value of the derivatives is recorded in other non-current assets in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments matured in July 2010. The estimated fair values of our interest rate derivatives as of December 31, 2009 were nominal.
In accordance with ASC 815 we recorded non-cash expense representing the change in estimated fair value of the interest rate cap agreements of nominal amounts for each of the three and nine month periods ending September 30, 2010 and 2009.
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
Compensation Expense Related to Equity-based Awards
Compensation expense for the equity-based awards amounted to $0.7 million ($0.4 million, net of taxes) and $2.6 million ($1.7 million, net of taxes), respectively, for the three and nine months ended September 30, 2010 and $0.6 million ($0.4 million, net of taxes) and $2.3 million ($1.5 million, net of taxes), respectively, for the three and nine months ended September 30, 2009. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of September 30, 2010, there was $3.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.
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

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of September 30, 2010, we had 420 stores in total consisting of 226 located in Tennessee, 89 in Alabama, 78 in Georgia, 11 in Arkansas and nine in Virginia. The remaining seven stores are located in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names MAPCO Express®, MAPCO Mart®, Discount Food Marttm, Fast Food and Fueltm, Favorite Markets®, Delta Express® and East Coast® brands. The retail segment also supplies fuel to approximately 50 dealer locations as of September 30, 2010. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our marketing segment, which among other things, requires it to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $2.6 million and $8.1 million, respectively, in the three and nine months ended September 30, 2010 and $1.2 million and $8.6 million, respectively, for the three and nine months ended September 30, 2009. Additionally, in April 2009, the refining segment began paying crude transportation and storage fees to the marketing segment, relating to the utilization of certain crude pipeline assets. These fees were $2.2 million and $7.1 million, respectively, during the three and nine months ended September 30, 2010 and $2.4 million and $4.4 million during the three and nine months ended September 30, 2009, respectively. The refining segment sold finished product to the marketing segment in the amount of $0.5 million and $11.7 million during the three and nine months ended September 30, 2010, respectively, and $3.3 million during the nine months ended September 30, 2009. All inter-segment transactions have been eliminated in consolidation.
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended September 30, 2010
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$357.2	$402.7	$115.1	$0.5	$875.5
Intercompany marketing fees and sales	(2.1)	—	4.8	(2.7)	—
Operating costs and expenses:
Cost of goods sold	330.7	349.9	113.3	(0.2)	793.7
Operating expenses	25.5	34.1	0.9	(2.3)	58.2

Segment contribution margin	$(1.1)	$18.7	$5.7	$0.3	23.6

General and administrative expenses					14.9
Depreciation and amortization					14.4
Loss on sale of assets					0.2

Operating loss					$(5.9)

Total assets	$519.5	$416.3	$75.3	$148.2	$1,159.3

Capital spending (excluding business combinations)	$12.8	$2.9	$—	$—	$15.7

	Three Months Ended September 30, 2009
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$366.1	$382.9	$86.5	$0.1	$835.6
Intercompany marketing fees and sales	2.1	—	3.6	(5.7)	—
Operating costs and expenses:
Cost of goods sold	347.5	330.4	85.7	(3.2)	760.4
Operating expenses	24.1	35.1	0.5	(2.4)	57.3
Insurance proceeds — business interruption	(6.0)	—	—	—	(6.0)
Property damage proceeds, net	(5.8)	—	—	—	(5.8)

Segment contribution margin	$8.4	$17.4	$3.9	$—	29.7

General and administrative expenses					15.5
Depreciation and amortization					13.9
Loss on sale of assets					1.9

Operating loss					$(1.6)

Total assets	$554.0	$434.6	$67.4	$210.6	$1,266.6

Capital spending (excluding business combinations)	$7.9	$4.2	$—	$—	$12.1

	Nine Months Ended September 30, 2010
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$1,216.9	$1,194.1	$354.5	$0.6	$2,766.1
Intercompany marketing fees and sales	3.6	—	15.2	(18.8)	—
Operating costs and expenses:
Cost of goods sold	1,123.4	1,048.4	349.5	(11.8)	2,509.5
Operating expenses	73.8	101.5	2.0	(7.2)	170.1
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage expenses, net	(4.0)	—	—	—	(4.0)

Segment contribution margin	$40.1	$44.2	$18.2	$0.8	103.3

General and administrative expenses					45.0
Depreciation and amortization					44.9
Loss on sale of assets					0.3

Operating income					$13.1

Capital spending (excluding business combinations)	$32.2	$8.0	$—	$0.1	$40.3

	Nine Months Ended September 30, 2009
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$528.2	$1,041.6	$246.9	$0.5	$1,817.2
Intercompany marketing fees and sales	(5.3)	—	13.0	(7.7)	—
Operating costs and expenses:
Cost of goods sold	465.6	903.4	242.4	(3.7)	1,607.7
Operating expenses	60.0	103.3	0.9	(4.4)	159.8
Insurance proceeds — business interruption	(64.1)	—	—	—	(64.1)
Property damage proceeds, net	(24.7)	—	—	—	(24.7)

Segment contribution margin	$86.1	$34.9	$16.6	$0.9	138.5

General and administrative expenses					45.8
Depreciation and amortization					36.6
Loss on sale of assets					1.9

Operating income					$54.2

Capital spending (excluding business combinations)	$142.9	$10.7	$—	$—	$153.6

(1)	Retail operating results for the three and nine months ended September 30, 2009 have been restated to reflect the reclassification of the remaining nine Virginia stores to normal operations.
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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2010 was (in millions):

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$4.2	$—	$4.2
Liabilities
Commodity derivatives	—	(3.3)	—	(3.3)

Net assets	$—	$0.9	$—	$0.9

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted, where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of September 30, 2010 and December 31, 2009, respectively, $0.2 million and $2.7 million of net derivative positions are included in other current assets on the accompanying consolidated balance sheets. As of September 30, 2010, $(0.7) million of cash collateral is held by counterparty brokerage firms. These amounts have been netted with the net derivative positions with each counterparty.
11. Derivative Instruments
From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:
•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and
•	To limit the exposure to floating interest rate fluctuations on current borrowings.
We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the three and nine months ended September 30, 2010 and 2009.
Swaps
In December 2007, in conjunction with providing E-10 products, which contain 90% conventional fuel and 10% ethanol, in our retail markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade which fixed the purchase price of ethanol for a predetermined number of gallons at future dates from April 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the New York Mercantile Exchange (NYMEX) which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from April 2008 through December 2009. There were no gains or losses recognized on these contracts during the three or nine months ended September 30, 2010 or 2009.
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

In accordance with ASC 815, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the three and nine months ended September 30, 2009, we recognized (losses) gains of $(0.2) million and $10.0 million, respectively, which are included as an adjustment to cost of goods sold in the condensed consolidated statement of operations as a result of the discontinuation of these cash flow hedges. There were no gains or losses recognized during the three or nine months ended September 30, 2010. There were no unrealized gains or losses remaining in accumulated other comprehensive income as of September 30, 2010 or December 31, 2009. As of September 30, 2010, there were no additional unrealized gains or losses held on the accompanying condensed consolidated balance sheet. As of December 31, 2009, total unrealized gains of $2.0 million were held as other current assets on the accompanying condensed consolidated balance sheet.
Forward Fuel Contracts
From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains (losses) of $0.1 million and $(0.1) million, respectively, during the three and nine months ended September 30, 2010 and $(0.5) million and $(1.6) million, respectively, during the three and nine months ended September 30, 2009, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no unrealized gains or losses held on the balance sheet as of September 30, 2010. As December 31, 2009, total unrealized gains of $0.1 million were held as other current assets on the accompanying condensed consolidated balance sheets.
Futures Contracts
From time to time, Delek enters into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 180 days. Delek recognized gains of $0.8 million and $5.5 million, respectively, during the three and nine months ended September 30, 2010 and $0.2 million and $0.6 million, respectively, during the three and nine months ended September 30, 2009, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.
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
Due to the suspension of operations at the refinery in November 2008, Delek was unable to take delivery under the refining contracts covering the period of the refinery shutdown and settled these contracts net with the vendors, even though no net settlement provisions existed. Therefore, Delek discontinued the normal purchase exemption under ASC 815 for the refining contracts covering the periods from January 2009 through April 2009. Delek recognized losses of $2.0 million relating to the market value of these contracts for the nine months ended September 30, 2009. There were no futures contracts recorded at fair value under ASC 815 during the three or nine months ended September 30, 2010.
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
We have recorded a liability of approximately $4.6 million as of September 30, 2010 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler refinery. This liability includes estimated costs for on-going investigation and remediation efforts for known contamination of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $1.4 million of the liability is expected to be expended over the next 12 months with the remaining balance of $3.2 million expendable by 2022.
In late 2004, the prior refinery owner began discussions with the United States Environmental Protection Agency (EPA) Region 6 and the United States Department of Justice (DOJ) regarding certain Clean Air Act (CAA) requirements at the refinery. Under the agreement by which we purchased the Tyler refinery, we agreed to be responsible for all cost of compliance under the settlement. A consent decree was entered by the Court and became effective on September 23, 2009. The consent decree does not allege any violations by Delek subsequent to the purchase of the refinery and the prior owner was responsible for payment of the assessed penalty. The capital projects required by the consent decree have been completed including a new electrical substation to increase operational reliability and additional sulfur removal capacity to address upsets. In addition, the consent decree requires certain on-going operational changes. We believe any costs resulting from these changes will not have a material adverse effect upon our business, financial condition or operations.

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
The EPA has issued final rules for gasoline formulation that will require the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We expect to complete a project to reduce gasoline benzene levels in the fourth quarter 2010. However, it may be necessary for us to purchase credits to comply with these content requirements and there can be no assurance that such credits will be available or that we will be able to purchase available credits at reasonable prices.
The Energy Policy Act of 2005 requires increasing amounts of renewable fuel to be incorporated into the gasoline pool through 2012. Under final rules implementing this Act (the Renewable Fuel Standard), the Tyler refinery is classified as a small refinery exempt from renewable fuel standards through 2010. The Energy Independence and Security Act of 2007 (EISA) increased the amounts of renewable fuel required by the Energy Policy Act of 2005. A rule finalized by EPA to implement EISA (referred to as the Renewable Fuel Standard — 2, or RFS 2) requires that we blend increasing amounts of biofuels with our refined products beginning with approximately 7.75% of our combined gasoline and diesel volume in 2011 and escalating to approximately 18% in 2022. The rule could cause decreased crude runs in future years and materially affect profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products. Although temporarily exempt from these rules, the Tyler refinery began supplying an E-10 gasoline-ethanol blend in January 2008. Because our exemption from RFS 2 is scheduled to terminate at the end of 2010, we are implementing projects that will allow us to blend increasing amounts of ethanol and biodiesel into our fuels beginning in 2011.
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
Letters of Credit
As of September 30, 2010, Delek had in place letters of credit totaling approximately $122.1 million with various financial institutions securing obligations with respect to its workers’ compensation self-insurance programs, crude oil purchases for the refining segment, gasoline and diesel purchases for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at September 30, 2010.

13. Related Party Transactions
At September 30, 2010, Delek Group beneficially owned approximately 73.1% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Itshak Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
In September 2009, we borrowed $65 million from Delek Petroleum under the terms of an unsecured term promissory note (the Original Note). We prepaid $21 million of principal due on the Original Note in July 2010. On September 28, 2010, we executed an amended and restated term promissory note with Delek Petroleum in the principal amount of $44 million (the Amended Note). The Amended Note extends the maturity of the debt from October 1, 2010 until January 1, 2012 and reduces the rate of interest from 8.50% (net of withholding taxes) to 8.25% (net of withholding taxes). As under the Original Note, we are responsible for the payment of any withholding taxes due on interest payments under the Amended Note and the payment of principal and interest may be accelerated upon the occurrence and continuance of customary events of default. The Original and Amended Notes were approved by our Audit Committee on September 25, 2009 and September 16, 2010, respectively, in accordance with our policies for related party transactions.
On January 12, 2006, we entered into a consulting agreement with Charles H. Green, the father of one of our named executive officers, Frederec Green. Under the terms of the agreement, Charles Green provides assistance and guidance, primarily in the area of electrical reliability, at our Tyler refinery, and is paid $100 per hour for services rendered. We paid a nominal amount for these services during both the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009.
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
As of May 1, 2005, Delek entered into a consulting agreement with Greenfeld-Energy Consulting, Ltd., (Greenfeld-Energy) a company owned and controlled by one of Delek’s former directors, Zvi Greenfeld. Mr. Greenfeld did not stand for re-election at Delek’s 2010 annual meeting of stockholders and, as a result, his tenure on the Board of Directors ended on May 4, 2010. Under the terms of the agreement, Mr. Greenfeld personally provides consulting services relating to the refining industry and Greenfeld-Energy receives monthly consideration and reimbursement of reasonable expenses. From May 2005 through August 2005, Delek paid Greenfeld-Energy approximately seven thousand dollars per month. Since September 2005, Delek has paid Greenfeld-Energy a monthly payment of approximately eight thousand dollars. In April 2006, Delek paid Greenfeld-Energy a bonus of $70 thousand for services rendered in 2005. Pursuant to the agreement, on May 3, 2006, we granted Mr. Greenfeld options to purchase 130,000 shares of our common stock at $16.00 per share, our initial public offering price, pursuant to our 2006 Long-Term Incentive Plan. These options vest ratably over five years. The agreement continues in effect until terminated by either party upon six months advance notice to the other party. On May 12, 2010, Delek provided notice to Greenfeld-Energy of termination of the agreement effective November 12, 2010. Because of this termination, all unvested options will be immediately forfeited on November 12, 2010 and all vested and unexercised options will expire in May 2011.

14. Subsequent Events
Dividend Declaration
On November 2, 2010, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on December 14, 2010 to shareholders of record on November 18, 2010.
IDB Notes
On October 5, 2010, Delek executed two promissory notes in the principal amounts of $30 million and $20 million with IDB (collectively the New IDB Notes). The New IDB Notes terminate promissory notes with IDB in the original principal amounts of $30 million and $15 million (collectively the Prior IDB Notes). Approximately $39 million of principal was outstanding under the Prior IDB Notes at the time of the execution of the New IDB Notes.
Leumi Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million (New Leumi Note) with Bank Leumi. The New Leumi Note replaces and terminates both the 2006 Leumi Note and 2008 Leumi Note, in the original principal amounts of $30.0 million and $20.0 million, respectively (collectively, now defined as the Prior Leumi Notes). Approximately $42.0 million of principal was outstanding under the Prior Leumi Notes at the time of the execution of the New Leumi Note.
October Activity at the Refinery
In October 2010, a third-party pipeline owner notified us that they were going to suspend crude delivery to our refinery for approximately eight days in order to perform pipeline maintenance.
In response, we accelerated preventive work designed to improve the technical performance of our crude unit and completed a change out of catalyst. Both activities were originally planned for January 2011. Given our ability to run intermediates and existing inventory at the time of the outage, this downtime had a small impact on October product sales.

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:
•	reliability of our operating assets;
•	competition;
•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;
•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;
•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;
•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;
•	dependence on one wholesaler for a significant portion of our convenience store merchandise;
•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;
•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;
•	operating hazards, natural disasters, casualty losses and other matters beyond our control;
•	increases in our debt levels;

•	compliance with, or failure to comply with, restrictive and financial covenants in our various debt agreements;
•	seasonality;
•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;
•	changes in the cost or availability of transportation for feedstocks and refined products;
•	volatility of derivative instruments;
•	potential conflicts of interest between our major stockholder and other stockholders; and
•	other factors discussed under the heading “Management’s Discussion and Analysis” and in our other filings with the SEC.
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
Company Overview
We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (bpd), along with an associated light products loading facility. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and owns and/or operates crude oil pipelines and associated tank farms in east Texas. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 420 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. Additionally, we own a minority interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 75,000 bpd moderate complexity crude oil refinery located in El Dorado, Arkansas and other pipeline and product terminals.
Our profitability in the refinery segment is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include the cost of crude, our primary feedstock, the refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while any changes in the cost of crude oil are reflected in the price of light refined products, the value of heavier products, such as coke, carbon black oil (CBO), and liquefied petroleum gas (LPG) have not moved in parallel with crude cost. This causes additional pressure on our realized margins.

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
As we have previously reported, on November 20, 2008, an explosion and fire occurred at the Tyler refinery, which halted our production. The explosion and fire caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. The refinery was subject to a gradual, monitored restart in May 2009, culminating in a full resumption of operations on May 18, 2009. For the three and nine months ended September 30, 2010, the refinery was fully operational. For the three and nine months ended September 30, 2009, refinery operations were suspended for the period from January 1, 2009 through May 18, 2009.
Currently we carry, and at the time of the incident we carried, insurance coverage of $1.0 billion in combined limits to insure against property damage and business interruption. Under these policies, we are subject to a $5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. During the nine months ended September 30, 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage. We also recorded expenses during the nine months ended September 30, 2010 of $0.2 million, resulting in a net gain of $4.0 million related to property damage proceeds. During the three and nine months ended September 30, 2009, we recognized income from insurance proceeds of $12.0 million and $100.2 million, respectively, of which $6.0 million and $64.1 million, respectively, is included as business interruption proceeds and $6.0 million and $36.1 million, respectively, is included as property damage. We also recorded expenses of $0.2 million and $11.4 million, respectively, resulting in a net gain of $5.8 million and $24.7 million, respectively, related to property damage proceeds.
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
Executive Overview
Consolidated operating loss for the third quarter of 2010 was ($5.9) million, compared to ($1.6) million in the same period last year. The primary factor in the decrease in operating income was reduced capacity utilization at the Tyler refinery due to maintenance down-time.
We conducted unplanned maintenance on several units at the refinery in the third quarter of 2010. The crude unit at the refinery was offline for approximately 14 days during late July and early August 2010. Our average throughput for the third quarter of 2010 was approximately 47,500 barrels per day, as compared to 55,900 barrels per day in the third quarter of 2009. These lower throughputs resulted in lower sales volume, as measured in average barrels per day, of 46,500 barrels per day in the third quarter of 2010, as compared to 54,300 barrels per day in the third quarter of 2009. While the refinery was offline, we expedited connectivity work associated with the Mobile Source Air Toxics II (MSAT II) project that was previously scheduled for late 2010. The refinery operated at normal rates during the month of September.
Capacity utilization at the Tyler refinery was 75.5% in the third quarter of 2010, compared to 82.6% in the third quarter of 2009. While our capacity utilization was below industry average in the period, the refinery produced approximately 96% light products in both the third quarter of 2010 and 2009. The operating margin, excluding intercompany fees paid to the marketing segment, was $6.30 per barrel sold in the third quarter of 2010, compared to $4.37 per barrel sold in the third quarter of 2009. This margin represented 84.6% and 68.5% of the average Gulf Coast crack spread in the third quarter of 2010 and 2009, respectively.
In the retail segment, fuel margins increased 8.9% in the third quarter of 2010, to $0.196 per gallon, compared to $0.180 per gallon in the third quarter of 2009, as we were able to sustain retail pricing and manage our product costs, partially because of favorable blending economics associated with our ongoing E-10 (ethanol) blended fuel program. Same-store retail fuel gallons sold and merchandise sales both increased quarter over quarter. Gallons sold increased by 5.2% and merchandise increased by 6.3%. Gains on sales inside our convenience stores occurred in the dairy, grocery, beer and food service categories, partially through private label products, as well as with growth in both the franchised quick-service restaurant (QSR) concepts at some of our stores and our fresh “grab-n-go” food products. Retail merchandise margin declined 4.0%, from 31.3% in the third quarter of 2009 to 30.1% in the third quarter of 2010. This decline is primarily attributable to our introductory and promotional pricing strategies within the fountain, dairy and soft drink categories. The retail segment continues to execute on the strategic initiatives designed to increase the flow of foot traffic in our stores and expand our core customer demographic through new product offerings.
Our marketing segment continued to increase sales volume as it has throughout 2010, as regional demand for distillate products has continued to rebound from 2009 levels. This resulted in contribution margin from the marketing segment of $5.7 million in the current quarter as compared to $3.9 million in the 2009 third quarter.
Market Trends
Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum prices is our primary source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell.
We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in volatility in the price of crude oil and product prices in the nine months ended September 30, 2010 and 2009. The average price of crude oil in the nine months ended September 30, 2010 and 2009 was $77.60 and $68.00 per barrel, respectively. The U.S. Gulf Coast 5-3-2 crack spread ranged from a high of $14.26 per barrel to a low of $4.58 per barrel and averaged $7.87 per barrel during the nine months ended September 30, 2010 compared to an average of $6.93 in the nine months ended September 30, 2009. This increase in the metric reflects the gained margin experienced in the industry.

We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $1.83 per gallon to a high of $2.38 per gallon during the nine months ended September 30, 2010 and averaged $2.04 per gallon in the nine months ended September 30, 2010, which compares to an average of $1.83 per gallon in the nine months ended September 30, 2009. While retail fuel sales during the third quarter increased from the prior year primarily due to an increase in the retail fuel price per gallon, if this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise sales and margins. Finally, the higher cost of fuel has resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.
The cost of natural gas used for fuel in our Tyler refinery has also shown historic volatility. Our average cost of natural gas increased to $4.59 per million British Thermal Units (MMBTU) in the nine months ended September 30, 2010 from $3.35 per million MMBTU in the nine months ended September 30, 2009.
As part of our overall business strategy, management determines, based on the market and other factors, whether to maintain, increase or decrease inventory levels of crude or other intermediate feedstocks based on various factors, including the crude pricing market in the Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude vendors, fluctuations in demand for refined products and any other factors which may impact the costs of crude. As of September 30, 2010, inventory levels, which were lower at the end of 2009, rose in tandem with increased capacity utilization related to increased seasonal demand. In April 2009, in preparation for the reinitiating of operations at the refinery, we resumed purchasing activities and began building crude and intermediate inventories to appropriate, on-going operating levels.
Factor Affecting Comparability
The comparability of our results of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is affected by the explosion and fire at the Tyler, Texas refinery on November 20, 2008 shut down operations at the refinery for a significant portion of the nine months ended September 30, 2009. Operations at the Tyler refinery fully resumed on May 18, 2009.

Summary Financial and Other Information
The following table provides summary financial data for Delek.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions, except share and per share data)
Net sales:
Refining	$355.1	$368.2	$1,220.5	$522.9
Marketing	119.9	90.1	369.7	259.9
Retail	402.7	382.9	1,194.1	1,041.6
Other	(2.2)	(5.6)	(18.2)	(7.2)

Total	875.5	835.6	2,766.1	1,817.2
Operating costs and expenses:
Cost of goods sold	793.7	760.4	2,509.5	1,607.7
Operating expenses	58.2	57.3	170.1	159.8
Insurance proceeds — business interruption	—	(6.0)	(12.8)	(64.1)
Property damage proceeds, net	—	(5.8)	(4.0)	(24.7)
General and administrative expenses	14.9	15.5	45.0	45.8
Depreciation and amortization	14.4	13.9	44.9	36.6
Loss on sale of assets	0.2	1.9	0.3	1.9

Total operating costs and expenses	881.4	837.2	2,753.0	1,763.0

Operating (loss) income	(5.9)	(1.6)	13.1	54.2

Interest expense	8.1	6.8	25.6	17.2
Interest income	—	—	—	(0.1)
Other (income) expenses, net	—	(1.4)	—	0.6

Total non-operating expenses	8.1	5.4	25.6	17.7

(Loss) income from continuing operations before income tax (benefit) expense	(14.0)	(7.0)	(12.5)	36.5
Income tax (benefit) expense	(4.1)	(2.2)	(3.5)	13.1

(Loss) income from continuing operations	(9.9)	(4.8)	(9.0)	23.4
Loss from discontinued operations, net of tax	—	—	—	(1.6)

Net (loss) income	$(9.9)	$(4.8)	$(9.0)	$21.8

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.18)	$(0.09)	$(0.17)	$0.44
Loss from discontinued operations	—	—	—	(0.03)

Total basic (loss) earnings per share	$(0.18)	$(0.09)	$(0.17)	$0.41

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.18)	$(0.09)	$(0.17)	$0.43
Loss from discontinued operations	—	—	—	(0.03)

Total diluted (loss) earnings per share	$(0.18)	$(0.09)	$(0.17)	$0.40

Weighted average common shares outstanding:
Basic	54,385,007	53,700,497	54,220,553	53,690,793

Diluted	54,385,007	53,700,497	54,220,553	54,449,404

	Nine Months Ended
	September 30,
	2010	2009
Cash Flow Data:
Cash flows provided by operating activities	$40.0	$151.3
Cash flows used in investing activities	(30.1)	(105.1)
Cash flows (used in) provided by financing activities	(60.8)	46.2

Net (decrease) increase in cash and cash equivalents	$(50.9)	$92.4

	Three Months Ended September 30, 2010
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$357.2	$402.7	$115.1	$0.5	$875.5
Intercompany marketing fees and sales	(2.1)	—	4.8	(2.7)	—
Operating costs and expenses:
Cost of goods sold	330.7	349.9	113.3	(0.2)	793.7
Operating expenses	25.5	34.1	0.9	(2.3)	58.2

Segment contribution margin	$(1.1)	$18.7	$5.7	$0.3	23.6

General and administrative expenses					14.9
Depreciation and amortization					14.4
Loss on sale of assets					0.2

Operating loss					$(5.9)

Total assets	$519.5	$416.3	$75.3	$148.2	$1,159.3

Capital spending (excluding business combinations)	$12.8	$2.9	$—	$—	$15.7

	Three Months Ended September 30, 2009
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated

Net sales (excluding intercompany marketing fees and sales)	$366.1	$382.9	$86.5	$0.1	$835.6
Intercompany marketing fees and sales	2.1	—	3.6	(5.7)	—
Operating costs and expenses:
Cost of goods sold	347.5	330.4	85.7	(3.2)	760.4
Operating expenses	24.1	35.1	0.5	(2.4)	57.3
Insurance proceeds — business interruption	(6.0)	—	—	—	(6.0)
Property damage proceeds, net	(5.8)	—	—	—	(5.8)

Segment contribution margin	$8.4	$17.4	$3.9	$—	29.7

General and administrative expenses					15.5
Depreciation and amortization					13.9
Loss on sale of assets					1.9

Operating loss					$(1.6)

Total assets	$554.0	$434.6	$67.4	$210.6	$1,266.6

Capital spending (excluding business combinations)	$7.9	$4.2	$—	$—	$12.1

	Nine Months Ended September 30, 2010
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$1,216.9	$1,194.1	$354.5	$0.6	$2,766.1
Intercompany marketing fees and sales	3.6	—	15.2	(18.8)	—
Operating costs and expenses:
Cost of goods sold	1,123.4	1,048.4	349.5	(11.8)	2,509.5
Operating expenses	73.8	101.5	2.0	(7.2)	170.1
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage expenses, net	(4.0)	—	—	—	(4.0)

Segment contribution margin	$40.1	$44.2	$18.2	$0.8	103.3

General and administrative expenses					45.0
Depreciation and amortization					44.9
Loss on sale of assets					0.3

Operating income					$13.1

Capital spending (excluding business combinations)	$32.2	$8.0	$—	$0.1	$40.3

	Nine Months Ended September 30, 2009
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$528.2	$1,041.6	$246.9	$0.5	$1,817.2
Intercompany marketing fees and sales	(5.3)	—	13.0	(7.7)	—
Operating costs and expenses:
Cost of goods sold	465.6	903.4	242.4	(3.7)	1,607.7
Operating expenses	60.0	103.3	0.9	(4.4)	159.8
Insurance proceeds — business interruption	(64.1)	—	—	—	(64.1)
Property damage proceeds, net	(24.7)	—	—	—	(24.7)

Segment contribution margin	$86.1	$34.9	$16.6	$0.9	138.5

General and administrative expenses					45.8
Depreciation and amortization					36.6
Loss on sale of assets					1.9

Operating income					$54.2

Capital spending (excluding business combinations)	$142.9	$10.7	$—	$—	$153.6

(1)	Retail operating results for the three and nine months ended September 30, 2009 have been restated to reflect the reclassification of the remaining nine Virginia stores to normal operations.

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2010 versus the Three Months Ended September 30, 2009
For the third quarters of 2010 and 2009, we generated net sales of $875.5 million and $835.6 million, respectively, an increase of $39.9 million or 4.8%. The increase in net sales is primarily due to increased fuel sales prices at the refining, marketing and retail segments, partially offset by a decrease in sales volume at the refining segment, due to the unplanned maintenance performed on several process units that required the crude unit at the refinery to be offline for approximately 14 days during the third quarter of 2010.
Cost of goods sold was $793.7 million for the 2010 third quarter compared to $760.4 million for the 2009 third quarter, an increase of $33.3 million or 4.4%. The increase in cost of goods sold resulted from increased fuel costs at the retail and marketing segments, partially offset by the decrease in throughput at the refining segment due to the maintenance performed in the third quarter of 2010.
Operating expenses were $58.2 million for the third quarter of 2010 compared to $57.3 million for the 2009 third quarter, an increase of $0.9 million or 1.6%. This increase was primarily due to increases in expenses at the refining segment associated with the maintenance performed at the refinery in the third quarter of 2010, partially offset by a decrease in expenses at the retail segment due to the reduction in our retail and convenience store count from the third quarter of 2009 through the third quarter of 2010.
During the third quarter of 2009, we recorded insurance proceeds of $12.0 million, of which $6.0 million is included as business interruption proceeds and $6.0 million is included as property damage. We also recorded expenses of $0.2 million, resulting in a net gain of $5.8 million related to property damage proceeds. We did not record insurance proceeds in the third quarter of 2010. The proceeds received in the second quarter of 2010 represented final payments on all outstanding property damage and business interruption insurance claims resulting from the Tyler refinery explosion in November 2008.
General and administrative expenses were $14.9 million for the third quarter of 2010 compared to $15.5 million for the 2009 third quarter, a decrease of $0.6 million, or 3.9%. During the third quarter of 2009, a reimbursement fee was paid to a customer due to an inability to supply a contracted volume of product during our 2009 outage at the refinery, which was resolved in the third quarter of 2009; no such fee was paid in the third quarter of 2010. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $14.4 million for the 2010 third quarter compared to $13.9 million for the 2009 third quarter, an increase of $0.5 million, or 3.6%. This increase was primarily due to several small projects placed into service at the refinery during the nine months ended September 30, 2010 and the early retirement of certain equipment at the refinery in the third quarter of 2010. These increases were partially offset by lower depreciation expense related to the reduction in our retail and convenience store count from the third quarter of 2009 through the third quarter of 2010.
Loss on sale of assets for the third quarter of 2010 was $0.2 million and related to the sale of one company-operated retail and convenience store by the retail segment in the third quarter of 2010. Loss on sale of assets for the third quarter of 2009 was $1.9 million and related to the sale of 16 company-operated retail and convenience stores by the retail segment in the third quarter of 2009.
Interest expense was $8.1 million in the 2010 third quarter compared to $6.8 million for the 2009 third quarter, an increase of $1.3 million. The increase is attributable to a number of factors, including higher interest rates under several of our credit facilities which have been refinanced or amended over the last eighteen months, partially offset by a decrease in amortization of deferred financing charges during the third quarter of 2010 as compared to the same period in 2009.
In the third quarter of 2009, we sold our available for sale investment in the common stock in Bank of America. This sale resulted in a gain of $1.4 million during the third quarter of 2009, which was reflected in other expenses. There were no other expenses or income for the third quarter of 2010.

Income tax benefit was $4.1 million for the third quarter of 2010, compared to $2.2 million for the third quarter of 2009, an increase of $1.9 million. Our effective tax rate was 29.3% for the third quarter of 2010, compared to 31.4% for the third quarter of 2009. Our effective tax rate decreased in 2010 primarily due to the actualization of our 2009 provision based on the 2009 tax return, performed in the third quarter of 2010.
Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2010 versus the Nine Months Ended September 30, 2009
For the nine months ended September 30, 2010 and 2009, we generated net sales of $2,766.1 million and $1,817.2 million, respectively, an increase of $948.9 million or 52.2%. The increase in net sales is primarily due to the full resumption of our operations at the refinery on May 18, 2009 after the November 20, 2008 explosion and fire, which ceased refinery operations until May 2009, as well as increased fuel sales prices at the retail and marketing segments. These increases were partially offset by a decrease in production at the refining segment due to unplanned maintenance performed in the third quarter of 2010, which resulted in the crude unit at the refinery being offline for approximately 14 days.
Cost of goods sold was $2,509.5 million for the nine months ended September 30, 2010 compared to $1,607.7 million for the same period of 2009, an increase of $901.8 million or 56.1%. The increase in cost of goods sold resulted from the resumption of our operations at the refinery and increased fuel costs at the refining, retail and marketing segments. These increases were partially offset by a decrease in throughput due to the offline maintenance performed at the refinery in the third quarter of 2010.
Operating expenses were $170.1 million for the nine months ended September 30, 2010 compared to $159.8 million for the same period of 2009, an increase of $10.3 million or 6.4%. This increase was primarily due to the resumption of our operations at the refinery and an increase in expenses related to the maintenance performed at the refinery in the third quarter of 2010, partially offset by a decrease in expenses at the retail segment due to the reduction in our retail and convenience store count from the third quarter of 2009 through the third quarter of 2010.
During the nine months ended September 30, 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage. We incurred $0.2 million of property damage expenses, resulting in a net gain of $4.0 million related to property damage proceeds. During the nine months ended September 30, 2009, we recorded insurance proceeds of $100.2 million, of which $64.1 million is included as business interruption proceeds and $36.1 million is included as property damage. We also recorded expenses of $11.4 million, resulting in a net gain of $24.7 million related to property damage proceeds.
General and administrative expenses were $45.0 million for the nine months ended September 30, 2010 compared to $45.8 million for the same period of 2009, a decrease of $0.8 million. The decrease in general and administrative expenses is primarily due to costs related to potential acquisitions incurred during the nine months ended September 30, 2009. This decrease was partially offset by an increase in professional fees associated with regulatory filings during the nine months ended September 30, 2010.
Depreciation and amortization was $44.9 million for the nine months ended September 30, 2010 compared to $36.6 million for the same period of 2009, an increase of $8.3 million, or 22.7%. This increase was primarily due to several projects that were placed in service at the refinery in 2009, including the saturates gas plant rebuild, the 2009 turnaround activities and certain crude optimization projects.
Loss on sale of assets for the nine months ended September 30, 2010 was $0.3 million and related to the sale of eight company-operated retail and convenience stores and one dealer location by the retail segment in the nine months ended September 30, 2010. Loss on sale of assets for the nine months ended September 30, 2009 was $1.9 million and related to the sale of 16 company-operated retail and convenience stores by the retail segment in the third quarter of 2009.
Interest expense was $25.6 million in the nine months ended September 30, 2010 compared to $17.2 million for the same period of 2009, an increase of $8.4 million. The increase is attributable to a number of factors, including higher interest rates under several of our credit facilities which have been refinanced or amended over the last eighteen months and the greater use of our refining segment’s ABL credit facility to issue letters of credit for crude oil purchases compared to the nine months ended September 30, 2009 when the refinery was not operating for a significant portion of the period. We also did not have any significant refinery projects in process during the nine months ended September 30, 2010, so little capitalization of interest expense occurred, whereas we had a significant capitalization of interest expense last year in the same period. Interest income was nominal in the nine months ended September 30, 2010 and $0.1 million in the same period of 2009. This decrease was primarily due to lower cash balances and lower investment returns.

Other expenses, net were $0.6 million in the nine months ended September 30, 2009. In the second quarter of 2009, we exchanged our auction rate securities investment for shares of common stock in Bank of America to be held as available for sale securities. This conversion resulted in a loss of $2.0 million. In the third quarter of 2009, we sold the common stock of Bank of America. This sale resulted in a gain of $1.4 million, which partially offset the loss recognized on conversion. There were no other expenses or income for the nine months ended September 30, 2010.
Income tax (benefit) expense was $(3.5) million for the nine months ended September 30, 2010, compared to $13.1 million for the same period of 2009, a decrease of $16.6 million. Our effective tax rate was 28.0% for the nine months ended September 30, 2010, compared to 35.9% for the same period of 2009. Our effective tax rate decreased in the nine months ended September 30, 2010 primarily due to the actualization of our 2009 provision based on the 2009 tax return performed in the third quarter of 2010, fewer tax credits than in the same period of 2009, and because discontinued operations are calculated separately and reported as an after-tax amount in the nine months ended September 30, 2009.
Operating Segments
We review operating results in three reportable segments: refining, marketing and retail.
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009(1)
Days operated in period	92	92	273	136
Total sales volume (average barrels per day)(2)	46,500	54,266	53,008	55,758
Products manufactured (average barrels per day):
Gasoline	24,953	29,735	29,618	28,653
Diesel/Jet	17,837	19,581	19,617	20,168
Petrochemicals, LPG, NGLs	1,280	2,600	1,598	2,666
Other	1,861	2,176	1,911	2,286

Total production	45,931	54,092	52,744	53,773

Throughput (average barrels per day):
Crude oil	45,310	49,530	50,447	51,555
Other feedstocks	2,142	6,388	3,491	4,322

Total throughput	47,452	55,918	53,938	55,877

Per barrel of sales(3):
Refining operating margin(4)	$5.70	$4.15	$6.71	$7.87
Refining operating margin excluding intercompany marketing service fees(5)	$6.30	$4.37	$7.27	$9.03
Direct operating expenses(6)	$5.96	$4.82	$5.10	$7.69
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$76.09	$68.24	$77.60	$68.00
US Gulf Coast 5-3-2 crack spread (per barrel)	$7.45	$6.38	$7.87	$6.93
US Gulf Coast Unleaded Gasoline (per gallon)	$1.98	$1.81	$2.04	$1.83
Ultra low sulfur diesel (per gallon)	$2.09	$1.79	$2.09	$1.77
Natural gas (per MMBTU)	$4.31	$3.15	$4.59	$3.35

(1)
The refinery did not operate during the period from November 21, 2008 until May 2009 due to the November 20, 2008 explosion and fire. The refinery resumed full operations on May 18, 2009. Sales volumes also include minimal sales of intermediate products made prior to the restart of the refinery.

(2)
Sales volume includes 64 and 479 barrels per day, respectively, sold to the marketing segment during the three and nine months ended September 30, 2010 and 151 during both the three and nine months ended September 30, 2009.

(3)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) divided by the total barrels sold during the period.

(4)	“Operating margin” is defined as refining segment net sales less cost of goods sold.

(5)
“Operating margin excluding intercompany marketing” fees is defined as refining segment net sales less cost of goods sold, adjusted to exclude the fees paid to the marketing segment of $2.6 million and $8.1 million, respectively, during the three and nine months ended September 30, 2010.

(6)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.
Comparison of the Three Months Ended September 30, 2010 versus the Three Months Ended September 30, 2009
Net sales for the refining segment were $355.1 million for the third quarter of 2010 compared to $368.2 million for the third quarter of 2009, a decrease of $13.1 million. The decrease is due to unplanned maintenance performed in the third quarter of 2010 on several process units at the refinery, which resulted in the crude unit at the refinery being offline for approximately 14 days, partially offset by an increase in the average sales price per barrel. The average sales price during the third quarter of 2010 was $83.01 per barrel sold, an increase of $9.26 per barrel from $73.75 per barrel sold in the third quarter of 2009.
Cost of goods sold for the third quarter of 2010 was $330.7 million compared to $347.5 million for the third quarter of 2009, a decrease of $16.8 million. This decrease is primarily due to a decrease in throughput attributed to the maintenance performed at the refinery in the third quarter of 2010, partially offset by a $7.85 per barrel increase in the average price of crude oil, to $76.09 per barrel sold in the 2010 third quarter from $68.24 per barrel sold in the 2009 third quarter.
Our refining segment has a service agreement with our marketing segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This fee was $2.6 million during the third quarter of 2010 as compared to $1.2 million in the same period of 2009. These service fees were based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. We eliminate this intercompany fee in consolidation.
During the third quarter of 2009, we recorded insurance proceeds of $12.0 million related to the fourth quarter 2008 incident at the refinery, of which $6.0 million is included as business interruption proceeds and $6.0 million is included as property damage. We also recorded expenses of $0.2 million, resulting in a net gain of $5.8 million related to property damage proceeds. We did not record insurance proceeds in the third quarter of 2010. The proceeds received in the second quarter of 2010 represented final payments on all outstanding property damage and business interruption insurance claims.
Operating expenses were $25.5 million for the 2010 third quarter compared to $24.1 million for the 2009 third quarter, an increase of $1.4 million, or 5.8%. The increase in operating expenses is primarily due to the increase in equipment rental, labor, maintenance and contractor expenses associated with the maintenance performed on several process units at the refinery in the third quarter of 2010. This increase was partially offset by a write-off of an environmental liability originally assumed with the purchase of the refinery in 2005.
Contribution margin for the refining segment in the 2010 third quarter was $(1.1) million, or (4.7)% of our consolidated contribution margin.

Comparison of the Nine Months Ended September 30, 2010 versus the Nine Months Ended September 30, 2009
Net sales for the refining segment were $1,220.5 million for the nine months ended September 30, 2010 compared to $522.9 million for the same period in 2009, an increase of $697.6 million. The increase is due to the resumption of operations at the refinery on May 18, 2009 after the November 20, 2008 explosion and fire and an increase in the average sales price per barrel, to $84.34 per barrel during the nine months ended September 30, 2010 as compared to $68.96 per barrel for the same period in 2009, an increase of $15.38 per barrel sold. These increases were partially offset by a decrease in production due to unplanned maintenance performed in the third quarter of 2010 on several process units at the refinery, which resulted in the crude unit at the refinery being offline for approximately 14 days.
Cost of goods sold for the nine months ended September 30, 2010 was $1,123.4 million compared to $465.6 million for the comparable 2009 period, an increase of $657.8 million. This increase is a result of the resumption of operations at the refinery and an increase in the average cost of crude oil. The average cost increased $9.60 per barrel sold, to $77.60 per barrel sold in the nine months ended September 30, 2010 from $68.00 per barrel sold in the nine months ended September 30, 2009. These increases were partially offset by a decrease in throughput due to the maintenance performed at the refinery in the third quarter of 2010.
Our refining segment has a service agreement with our marketing segment which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This fee was $8.1 million during the nine months ended September 30, 2010 as compared to $8.6 million in the same period of 2009. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. We eliminate this intercompany fee in consolidation.
During the nine months ended September 30, 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage. We incurred $0.2 million of property damage expenses, resulting in a net gain of $4.0 million related to property damage proceeds. During the nine months ended September 30, 2009, we recorded insurance proceeds of $100.2 million, of which $64.1 million is included as business interruption proceeds and $36.1 million is included as property damage. We also recorded expenses of $11.4 million, resulting in a net gain of $24.7 million related to property damage proceeds.
Operating expenses were $73.8 million for the nine months ended September 30, 2010, compared to $60.0 million for the same period in 2009, an increase of $13.8 million, or 23.0%. This increase in operating expense was primarily due to the resumption of operations at the refinery and an increase in equipment rental, labor, maintenance and contractor expenses associated with the maintenance performed on several process units at the refinery in the third quarter of 2010. These increases were partially offset by a write-off of an environmental liability originally assumed with the purchase of the refinery in 2005.
Contribution margin for the refining segment in the nine months ended September 30, 2010 was $40.1 million, or 38.8% of our consolidated contribution margin.
Marketing Segment
The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Days operated in period	92	92	273	273
Products sold (average barrels per day):
Gasoline	6,685	6,423	6,712	6,848
Diesel/Jet	7,379	5,434	7,594	6,251
Other	50	40	48	52

Total sales	14,114	11,897	14,354	13,151

Comparison of the Three Months Ended September 30, 2010 versus the Three Months Ended September 30, 2009
Net sales for the marketing segment were $119.9 million in the third quarter of 2010 compared to $90.1 million for the third quarter of 2009. Total sales volume averaged 14,114 barrels per day in the 2010 third quarter compared to 11,897 in the 2009 third quarter. The average sales price per gallon of gasoline increased $0.17 per gallon in the third quarter of 2010, to $2.06 per gallon from $1.89 in the third quarter of 2009. The average sales price of diesel also increased to $2.17 per gallon in the third quarter of 2010 compared to $1.87 per gallon in the third quarter of 2009. Net sales included $2.6 million and $1.2 million of net service fees paid by our refining segment to our marketing segment for the 2010 and 2009 third quarters, respectively. These service fees were based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment, relating to the utilization of certain crude pipeline assets. These fees were $2.3 million and $2.4 million, respectively, during the three months ended September 30, 2010 and 2009.
Cost of goods sold was $113.3 million in the third quarter of 2010 approximating a cost per barrel sold of $87.30. This compares to cost of goods sold of $85.7 million for the third quarter of 2009, approximating a cost per barrel sold of $78.28. This cost per barrel resulted in an average gross margin of $5.02 per barrel in the 2010 third quarter compared to $4.02 per barrel in the 2009 third quarter. Additionally, we recognized gains (losses) during the 2010 and 2009 third quarters of $0.1 million and $(0.5) million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
Operating expenses in the marketing segment were approximately $0.9 million and $0.5 million, respectively, for the third quarters of 2010 and 2009. Operating expenses increased due to the intercompany sale of certain pipeline assets from our refining segment to our marketing segment on March 31, 2009. Operating expenses associated with these assets amounted to $0.5 million during the three months ended September 30, 2010.
Contribution margin for the marketing segment in the 2010 third quarter was $5.7 million, or 24.2% of our consolidated segment contribution margin.
Comparison of the Nine Months Ended September 30, 2010 versus the Nine Months Ended September 30, 2009
Net sales for the marketing segment were $369.7 million in the nine months ended September 30, 2010 compared to $259.9 million for the same period in 2009. Total sales volume averaged 14,354 barrels per day in the nine months ended September 30, 2010 compared to 13,151 in the same period of 2009. The average sales price per gallon of gasoline increased $0.47 per gallon in the nine months ended September 30, 2010, to $2.12 per gallon from $1.65 in the nine months ended September 30, 2009. The average price of diesel also increased to $2.19 per gallon in the nine months ended September 30, 2010 compared to $1.63 per gallon in the nine months ended September 30, 2009. Net sales included $8.1 million and $8.6 million of net service fees paid by our refining segment to our marketing segment for the nine months ended September 30, 2010 and 2009, respectively. These service fees were based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment, relating to the utilization of certain crude pipeline assets. These fees were $7.1 million and $4.4 million, respectively, during the nine months ended September 30, 2010 and 2009.
Cost of goods sold was $349.5 million in the nine months ended September 30, 2010 approximating a cost per barrel sold of $89.18. This compares to cost of goods sold of $242.4 million for the nine months ended September 30, 2009, approximating a cost per barrel sold of $67.52. This cost per barrel resulted in an average gross margin of $5.15 per barrel in the nine months ended September 30, 2010, compared to $4.88 per barrel in the same period of 2009. Additionally, we recognized losses during the nine months ended September 30, 2010 and 2009 of $0.1 million and $1.6 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
Operating expenses in the marketing segment were approximately $2.0 million and $0.9 million, respectively, for the nine months ended September 30, 2010 and 2009. This increase was due to the intercompany sale of certain pipeline assets from our refining segment to our marketing segment on March 31, 2009. Operating expenses associated with these assets amounted to $1.5 million during the nine months ended September 30, 2010. However, this increase was offset by a $0.6 million write-off of environmental liabilities associated with tank cleaning, which were originally assumed when we purchased the west Texas terminal assets in 2006.

Contribution margin for the marketing segment in the 2010 third quarter was $18.2 million, or 17.6% of our consolidated segment contribution margin.
Retail Segment
The table below sets forth certain information concerning our retail segment continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009(1)	2010	2009(1)
Number of stores (end of period)	420	452	420	452
Average number of stores	423	464	431	465
Retail fuel sales (thousands of gallons)	108,212	108,397	320,326	325,460
Average retail gallons per average number of stores (in thousands)	256	234	742	700
Retail fuel margin ($ per gallon)	$0.196	$0.180	$0.171	$0.139
Merchandise sales (in thousands)	$103,212	$102,443	$291,372	$292,578
Merchandise margin %	30.1%	31.3%	30.7%	31.2%
Credit expense (% of gross margin)	8.7%	8.0%	9.2%	8.2%
Merchandise and cash over/short (% of net sales)	0.2%	0.2%	0.2%	0.2%
Operating expense/merchandise sales plus total gallons	15.6%	16.1%	16.0%	16.1%

(1)	Retail operating results for the three and nine months ended September 30, 2009 have been restated to reflect the reclassification of the remaining nine Virginia stores to normal operations.
Comparison of the Three Months Ended September 30, 2010 versus the Three Months Ended September 30, 2009
Net sales for our retail segment in the third quarter of 2010 increased 5.2% to $402.7 million from $382.9 million in the third quarter of 2009. This increase was primarily due to an increase in the retail fuel price per gallon of 7.4% to an average price of $2.60 per gallon in the third quarter of 2010 from an average price of $2.42 per gallon in the third quarter of 2009.
Retail fuel sales were 108.2 million gallons for the 2010 third quarter, compared to 108.4 million gallons for the 2009 third quarter. This decrease was primarily due to the sale of stores since the second quarter of 2009. Comparable store gallons increased 5.2% between the third quarter of 2010 and the third quarter of 2009. Total fuel sales, including wholesale, increased 6.8% to $299.5 million in the third quarter of 2010. The increase was primarily due to the increase in the average price per gallon sold and was partially offset by the decrease in total gallons sold, as noted above.
Merchandise sales increased 0.8% to $103.2 million in the third quarter of 2010 compared to the third quarter of 2009. The increase in merchandise sales was primarily due to the increase in same store merchandise sales of 6.3%, primarily in the dairy, snacks, beer, food and general merchandise categories and was partially offset by the decrease in the number of stores operated during the third quarter of 2010 as compared to the same period in 2009.
Cost of goods sold for our retail segment increased 5.9% to $349.9 million in the third quarter of 2010. This increase was primarily due to the increase in the average cost per gallon of 7.1%, or an average cost of $2.40 per gallon in the third quarter of 2010 when compared to an average cost of $2.24 per gallon in the third quarter of 2009.

Operating expenses were $34.1 million in the 2010 third quarter, a decrease of $1.0 million, or 2.8%. This decrease was due primarily to a reduction in the average store count, from 464 during the three months ended September 30, 2009 to 423 for the same period in 2010. However, on a same-store basis, operating expenses increased by $1.3 million, or 4.0%, primarily due to increases in salaries, maintenance and credit expense. These increases were partially offset by same-store decreases in advertising expense and property taxes.
Contribution margin for the retail segment in the 2010 third quarter was $18.7 million, or 79.2% of our consolidated contribution margin.
Comparison of the Nine Months Ended September 30, 2010 versus the Nine Months Ended September 30, 2009
Net sales for our retail segment in the nine months ended September 30, 2010 increased 14.6% to $1,194.1 million from $1,041.6 million in the same period of 2009. This increase was primarily due to an increase in the retail fuel price per gallon of 23.2% to an average price of $2.65 per gallon in the nine months ended September 30, 2010 from an average price of $2.15 per gallon in same period of 2009.
Retail fuel sales were 320.3 million gallons for the nine months ended September 30, 2010, compared to 325.5 million gallons for the nine months ended September 30, 2009. This decrease was primarily due to the sale of stores since the second quarter of 2009. Comparable store gallons increased 2.8% between the nine months ended September 30, 2010 and the nine months ended September 30, 2009. Total fuel sales, including wholesale, increased 20.5% to $902.7 million in the nine months ended September 30, 2010. The increase was primarily due to the increase in the average price per gallon sold, partially offset by the decrease in total gallons sold, as noted above.
Merchandise sales decreased 0.4% to $291.4 million in the nine months ended September 30, 2010 compared to the same period of 2009. The decrease in merchandise sales was primarily due to the decrease in the number of stores operated during the nine months ended September 30, 2010 as compared to the same period in 2009. Same store merchandise sales increased 4.2%, primarily in the cigarette, beer, dairy, snack, food and general merchandise categories.
Cost of goods sold for our retail segment increased 16.1% to $1,048.4 million in the nine months ended September 30, 2010. This increase was primarily due to the increase in the average cost per gallon of 23.4%, or an average cost of $2.48 per gallon in the nine months ended September 30, 2010 when compared to an average cost of $2.02 per gallon in the same period of 2009.
Operating expenses were $101.5 million in the nine months ended September 30, 2010, a decrease of $1.8 million, or 1.7%. This decrease was due primarily to a reduction in the average store count, from 465 during the nine months ended September 30, 2009 to 431 during the same period of 2010. However, on a same-store basis, operating expenses increased by $3.7 million, or 3.9%, primarily due to increases in salaries and credit expense. These increases were partially offset by same-store decreases in insurance and property taxes.
Contribution margin for the retail segment in the nine months ended September 30, 2010 was $44.2 million, or 42.8% of our consolidated contribution margin.
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

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2010 and 2009 (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Cash Flow Data:
Cash flows provided by operating activities	$40.0	$151.3
Cash flows used in investing activities	(30.1)	(105.1)
Cash flows (used in) provided by financing activities	(60.8)	46.2

Net (decrease) increase in cash and cash equivalents	$(50.9)	$92.4

Cash Flows from Operating Activities
Net cash provided by operating activities was $40.0 million for the nine months ended September 30, 2010 compared to $151.3 million for the same period of 2009. The decrease in cash flows provided by operating activities was primarily due to a large increase in accounts payable during the nine months ended September 30, 2009 attributable to the restart of the refinery, a decrease in deferred income taxes and a $30.8 million decrease in net income in the nine months ended September 30, 2010 versus the same period of 2009. These changes were partially offset by a $24.9 million decrease in inventory and other current assets in the nine months ended September 30, 2010, which was driven by the receipt of a $39.6 million federal income tax refund in April 2010 that was receivable as of December 31, 2009 and an increase in depreciation and amortization expense in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.
Cash Flows from Investing Activities
Net cash used in investing activities was $30.1 million for the nine months ended September 30, 2010 compared to $105.1 million in the same period of 2009. This decrease is primarily due to a $113.3 million decrease in capital spending in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease was partially offset by a decrease in the property damage insurance proceeds received from the November 20, 2008 explosion and fire at the refinery, with $4.2 million and $36.1 million received in the nine months ended September 30, 2010 and 2009, respectively.
Cash used in investing activities includes our capital expenditures during the current period of approximately $40.3 million, of which $32.2 million was spent on projects in the refining segment, $8.0 million was spent in the retail segment and $0.1 million was spent at the holding company level. During the nine months ended September 30, 2009, we spent $153.6 million, of which $142.9 million was spent on projects at our refinery, including the rebuild of the saturates gas plant damaged in the explosion and fire in the fourth quarter of 2008, and $10.7 million in our retail segment.
Cash Flows from Financing Activities
Net cash used in financing activities was $60.8 million in the nine months ended September 30, 2010, compared to cash provided of $46.2 million in the same period of 2009. The increase in cash used in financing activities in the nine months ended September 30, 2010 primarily consisted of net proceeds from long-term revolvers of $4.8 million in the nine months ended September 30, 2010, compared to net proceeds of $54.3 million in the same period of 2009. Further contributing to the increase was the repayment of $47.7 million in debt and capital lease obligations during the nine months ended September 30, 2010, compared to net borrowings from debt instruments of $1.2 million during the same period of 2009 and the increase in deferred financing costs paid, to $9.1 million in the nine months ended September 30, 2010 from $3.2 million in the same period of 2009, due primarily to the new ABL agreement entered into in February 2010, which replaced the SunTrust ABL revolver in our refining segment.

Cash Position and Indebtedness
As of September 30, 2010, our total cash and cash equivalents were $17.5 million and we had total indebtedness of approximately $274.2 million. Borrowing availability under our four separate revolving credit facilities was approximately $141.7 million and we had letters of credit issued of $122.1 million. We believe we were in compliance with our covenants in all debt facilities as of September 30, 2010.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures through the 2010 third quarter were $40.3 million, of which approximately $32.2 million was spent in our refining segment, $8.0 million in our retail segment and $0.1 million was spent at the holding company level. Our capital expenditure forecast is approximately $65.2 million for 2010. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2010 and planned capital expenditures for the full year 2010 by operating segment and major category (in millions):

		Nine Months Ended
	Full Year	September 30,
	2010 Forecast	2010 Actual
Refining:
Sustaining maintenance, including turnaround activities	$5.0	$1.8
Regulatory	33.0	27.2
Discretionary projects	4.7	3.2

Refining segment total	42.7	32.2

Marketing:
Discretionary projects	0.5	—

Marketing segment total	0.5	—

Retail:
Sustaining maintenance	5.5	3.1
Growth/profit improvements	6.5	2.7
Store enhancements	10.0	2.2

Retail segment total	22.0	8.0

Other	—	0.1

Total capital spending	$65.2	$40.3

In 2010, we plan to spend approximately $22.0 million in the retail segment, $10.0 million of which is expected to consist of the re-imaging of 27 of our existing stores. We spent $2.2 million on these projects in the nine months ended September 30, 2010, completing six of the planned re-image projects. We expect to spend approximately $33.0 million on regulatory projects in the refining segment in 2010, $19.7 million of which relates to the MSAT II compliance project, a portion of which was accelerated into the third quarter of 2010. Another $8.1 million relates to the maintenance shop and warehouse relocation project. Both of these projects are discussed further below. We spent $27.2 million on regulatory projects in the nine months ended September 30, 2010. In addition, we plan to spend approximately $5.0 million on maintenance projects and approximately $4.7 million for other discretionary projects in 2010.
We are currently in the process of finalizing the 2011 capital spending forecast, which will require the approval of the Board of Directors. We currently estimate that our total capital spend for next year will be similar to the 2010 forecast, however the allocation of capital expenditures between segments will differ. We anticipate the refining segment’s capital spend will decrease to approximately $20.0 million primarily as a result of completion of projects associated with regulatory requirements. The retail segment’s capital spend is expected to increase to approximately $40.0 million as a result of the continuation of store reimage efforts and the initiation of a new store construction program.
MSAT II Compliance Project
The purpose of the MSAT II project is to comply with the MSAT II regulations, which limit the annual average benzene content in gasoline beginning in January 2011. The project will consist of new fractionation equipment, Isomerization Unit modifications and a new catalyst for saturating benzene. The fractionation section was completed and placed in service in October 2010 and the Isomerization Unit modifications are planned for completion by the end of 2012.
Maintenance Shop and Warehouse Relocation Project
This project involves the construction of a single, new building outside of potential overpressure zones for personnel working in the existing maintenance shops and warehouse. The purpose of the project is to provide a safer working environment for maintenance and warehouse workers at the Tyler refinery by minimizing the risk of injury due to vapor cloud explosions, fires and releases of hazardous substances. The purchasing department employees will also be relocated to this building due to synergies with the warehouse operation. This project began in 2009 and is expected to be completed in November 2010.

The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects to the refinery. Additionally, the scope and cost of employee or contractor labor expense related with installation of that equipment could increase from our projections. Finally, the coordination of approvals, permits, contractor and subcontractor work schedules and weather could delay the completion of capital projects and capital expenditures.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2010.
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
Commodity Price Risk
Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Major shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate large changes in the operating margin in each of our segments. Gains and losses on transactions accounted for using mark-to-market accounting are reflected in cost of goods sold in the consolidated statements of operations at each period end. Gains or losses on commodity derivative contracts accounted for as cash flow hedges are recognized in other comprehensive income on the consolidated balance sheets and ultimately, when the forecasted transactions are completed, in net sales or cost of goods sold in the consolidated statements of operations.
Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. During 2007, in connection with our marketing segment’s supply contracts, we entered into certain futures contracts. In accordance with ASC 815, Derivatives and Hedging (ASC 815), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. We had open futures contracts representing 1,040,000 barrels and 113,000 barrels, respectively, of crude and refined petroleum products with an unrealized net gain of $0.9 million and $0.1 million, respectively, at September 30, 2010 and December 31, 2009.
In December 2007, in connection with our offering of renewable fuels in our retail segment markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade and a series of OTC swaps based on the futures price of unleaded gasoline as quoted on the New York Mercantile Exchange. In accordance with ASC 815, all of these swaps are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. We had no open swap contracts as of September 30, 2010. As of December 31, 2009, we had open derivative contracts representing 95,967 barrels of ethanol with unrealized net losses of $0.5 million. As of December 31, 2009, we also had open derivative contracts representing 96,000 barrels of unleaded gasoline with unrealized net gains of $0.8 million.
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
In accordance with ASC 815, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the three and nine months ended September 30, 2009, we recognized (losses) gains of $(0.2) million and $10.0 million, respectively, which are included as an adjustment to cost of goods sold in the condensed consolidated statement of operations as a result of the discontinuation of these cash flow hedges. There were no gains or losses recognized for the three or nine months ended September 30, 2010.

We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At September 30, 2010, we held approximately 1.3 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $63.69 per barrel. At September 30, 2010 and December 31, 2009, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $20.8 million and $20.8 million, respectively. We refer to this excess as our LIFO reserve.
Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $229.5 million as of September 30, 2010. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of September 30, 2010 would be to change interest expense by $2.3 million.
We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that any interest rate derivatives held will reduce our exposure to short-term interest rate movements. As of September 30, 2010, we did not have any interest rate cap agreements in place. As of December 31, 2009, we had interest rate cap agreements, representing $60.0 million in notional value. All agreements matured in July 2010. The fair value of our interest rate derivatives was nominal as of December 31, 2009.
The types of instruments used in our hedging and trading activities described above include swaps and futures. Our positions in derivative commodity instruments are monitored and managed on a daily basis to ensure compliance with our risk management strategies which have been approved by our board of directors.
ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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

PART II.
OTHER INFORMATION
ITEM 5. OTHER INFORMATION
Leumi Notes
On November 2, 2010, the Company executed a promissory note in the principal amount of $50.0 million (New Leumi Note) with Bank Leumi USA. The New Leumi Note replaces and terminates promissory notes with Leumi in the original principal amounts of $30 million (2006 Leumi Note) and $20 million (2008 Leumi Note) (collectively, now defined as the Prior Leumi Notes). Approximately $42.0 million of principal was outstanding under the Prior Leumi Notes at the time of the execution of the New Leumi Note.
The maturity dates of the 2006 Leumi Note and 2008 Leumi Note were January 3, 2011, and May 11, 2011, respectively, and the maturity date of the New Leumi Note is October 1, 2013. The interest rate for the New Leumi Note is the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.0%. The Prior Leumi Notes required quarterly principal amortization payments of $2.0 million under the 2006 Leumi Note beginning in the second quarter of 2010 and of $1.0 million under the 2008 Leumi Note beginning in the third quarter of 2010. Under the New Leumi Note, quarterly amortization payments of $2.0 million will begin on April 1, 2011. Delek’s obligations under the New Leumi Note are guaranteed by the Company’s wholly-owned direct subsidiary, Delek Finance, Inc., and secured by our shares in Lion Oil Company.
ITEM 6. EXHIBITS

Exhibit No.		Description

10.1	*	Special Bonus Acknowledgement dated August 9, 2010 between Igal Zamir and MAPCO Express, Inc.

10.2	+	First Amendment dated August 18, 2010 to the Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc.

10.3		Amended and Restated Term Promissory Note dated September 28, 2010 by and between Delek US Holdings, Inc. and Delek Petroleum, Ltd.

10.4		Replacement Promissory Note I in the principal amount of $20,000,000 dated October 5, 2010 by and between Delek Finance, Inc. and Israel Discount Bank of New York.

10.5		Replacement Promissory Note II in the principal amount of $30,000,000 dated October 5, 2010 by and between Delek Finance, Inc. and Israel Discount Bank of New York.

10.6		Promissory Note in the principal amount of $50,000,000 dated November 2, 2010 by and between Delek US Holdings, Inc. and Bank Leumi USA.

31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement

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
Mark Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 5, 2010

EXHIBIT INDEX

Exhibit No.		Description

10.1	*	Special Bonus Acknowledgement dated August 9, 2010 between Igal Zamir and MAPCO Express, Inc.

10.2	+	First Amendment dated August 18, 2010 to the Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc.

10.3		Amended and Restated Term Promissory Note dated September 28, 2010 by and between Delek US Holdings, Inc. and Delek Petroleum, Ltd.

10.4		Replacement Promissory Note I in the principal amount of $20,000,000 dated October 5, 2010 by and between Delek Finance, Inc. and Israel Discount Bank of New York.

10.5		Replacement Promissory Note II in the principal amount of $30,000,000 dated October 5, 2010 by and between Delek Finance, Inc. and Israel Discount Bank of New York.

10.6		Promissory Note in the principal amount of $50,000,000 dated November 2, 2010 by and between Delek US Holdings, Inc. and Bank Leumi USA.

31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement

+
Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.