Form 10-K
period 2010-12-31
Delek US Holdings, Inc.
filed 2011-03-11
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2010 was approximately $101,009,618, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.

At March 4, 2011, there were 54,425,796 shares of common stock, $.01 par value, outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, are incorporated by reference into Part III of this Form 10-K.

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

Company Overview

We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Delek US Holdings, Inc., a Delaware corporation formed in 2001, is the sole shareholder of MAPCO Express, Inc. (“Express”), MAPCO Fleet, Inc. (“Fleet”), Delek Refining, Inc. (“Refining”), Delek Finance, Inc. (“Finance”) and Delek Marketing & Supply, Inc. (“Marketing”). Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a 60,000 barrels per day (“bpd”) high conversion, moderate complexity, independent refinery in Tyler, Texas (“Tyler refinery”). Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and owns and/or operates crude oil pipelines and associated tank farms in east Texas. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 412 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. We also own a 34.6% minority equity interest in Lion Oil Company, a privately held Arkansas corporation, which owns and operates a moderate conversion, independent refinery located in El Dorado, Arkansas with a design crude distillation capacity of 80,000 barrels per day, and other pipeline and product terminals.

We are a controlled company under the rules and regulations of the New York Stock Exchange where our shares are traded under the symbol “DK.” As of December 31, 2010, approximately 73.0% of our outstanding shares were beneficially owned by Delek Group Ltd. (“Delek Group”), a conglomerate that is domiciled and publicly traded in Israel. Delek Group has significant interests in fuel supply businesses and is controlled indirectly by Mr. Itshak Sharon (“Tshuva”).

The Tyler Refinery Fire

On November 20, 2008, an explosion and fire occurred at our 60,000 bpd refinery in Tyler, Texas. Some individuals have claimed injury and two of our employees died as a result of the event. The event caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in a suspension of our refining operations until May 2009.

Several parallel investigations were commenced following the event, including our own investigation and investigations and inspections by the U.S. Department of Labor’s Occupational Safety & Health Administration (“OSHA”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the U.S. Environmental Protection Agency (“EPA”). OSHA concluded its inspection in May 2009 and issued citations assessing an aggregate penalty of approximately $0.2 million. We are contesting these citations and do not believe that the outcome will have a material effect on our business, financial condition or results of operations. We cannot assure you as to the outcome of the other investigations, including possible civil penalties or other enforcement actions.

Currently we carry, and at the time of the incident we carried, insurance coverage of $1.0 billion in combined limits to insure against property damage and business interruption. Under these policies, we were subject to a

$5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. Delek received $141.4 million in proceeds from insurance claims arising from the explosion and fire. The insurance proceeds received in 2010 represent final payments on all outstanding property damage and business interruption insurance claims arising from the November 20, 2008 incident.

During the year ended December 31, 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage. We also recorded expenses during the year ended December 31, 2010 of $0.2 million, resulting in a net gain of $4.0 million related to property damage proceeds. During the year ended December 31, 2009, we recognized income from insurance proceeds of $116.0 million, of which $64.1 million is included as business interruption proceeds and $51.9 million is included as property damage. We also recorded expenses of $11.6 million resulting in a net gain of $40.3 million related to property damage proceeds. At December 31, 2008, a receivable of $8.4 million was recorded relating to the expected insurance proceeds covering certain losses incurred to limited commodity inventory exposure with the suspension of operations at the Tyler refinery. This receivable was reversed in January 2009 upon receipt of insurance proceeds.

Acquisitions

We have integrated the Tyler refinery acquisition, six convenience store chain acquisitions and a pipeline and terminal acquisition since our formation in May 2001. Our principal acquisitions since inception are summarized below:

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

Historically, we have grown through acquisitions, rather than by organic growth. We continually review acquisition and other growth opportunities in the refining, marketing, retail fuel and convenience store markets, as well as opportunities to acquire assets related to distribution logistics, such as pipelines, terminals and fuel storage facilities and may make acquisitions as we deem appropriate. We regularly assess the continued viability of our asset mix, reviewing for asset profitability, market saturation and, specifically in our retail segment, quality brand image. Please see Item 1A, Risk Factors, of this Annual Report on Form 10-K as well as our other filings with the SEC for a description of the risks and uncertainties that are inherent in our acquisition strategy.

Dispositions of Assets Held for Sale

In late 2008, we initiated a plan to market the retail segment’s 36 Virginia stores for sale. As a result, our Virginia operations were reclassified to discontinued operations for accounting purposes. As of December 31, 2008, we had closed on the sale of 12 of the properties, which resulted in proceeds, net of expenses of $9.8 million. During 2009, we sold an additional 15 of the Virginia properties, which resulted in proceeds, net of expenses of $9.3 million. As of December 31, 2009, we ceased marketing the remaining nine Virginia locations for sale and, accordingly, we have restored these properties to normal operations. The results from the nine Virginia stores have been reclassified to normal operations and the assets and liabilities associated with remaining stores are reflected in the appropriate balance sheet classifications for all periods presented herein. We continued to operate these stores in 2010.

Information About Our Segments

We prepare segment information on the same basis that we review financial information for operational decision making purposes. Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 12, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Refining Segment

We operate a high conversion, moderate complexity independent refinery with a design crude distillation capacity of 60,000 bpd, and an associated light products loading facility. The Tyler refinery is located in Tyler, Texas, and is the only supplier of a full range of refined petroleum products within a radius of approximately 100 miles. The Tyler refinery is located in the Gulf Coast region (“Gulf Coast region”), which is a defined area by the U.S. Department of Energy in which prices for products have historically differed from prices in the other four regional Petroleum Administration for Defense Districts, or areas of the country where refined products are produced and sold.

The Tyler refinery is situated on approximately 100 out of a total of approximately 600 contiguous acres of land (excluding pipelines) that we own in Tyler and adjacent areas. The Tyler refinery includes a fluid catalytic cracking (“FCC”) unit and a delayed coker, enabling us to produce approximately 95% light products, including primarily a full range of gasoline, diesel, jet fuels, liquefied petroleum gas (“LPG”) and natural gas liquids (“NGLs”) and has a complexity of 9.5. For 2010, gasoline accounted for approximately 56.3% and diesel and jet fuels accounted for approximately 36.9% of the Tyler refinery’s fiscal production.

As the only full range product supplier within 100 miles, we believe our location gives us a natural advantage over other suppliers. We believe the transportation cost of moving product into Tyler stands as a barrier for competitors. We see this differential as a margin enhancement.

Fuel Customers.  We believe we have an advantage of being able to deliver nearly all of our gasoline and diesel fuel production into the local market using our terminal at the Tyler refinery. Our customers generally have strong credit profiles and include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, and independent retail fuel operators. The Tyler refinery’s ten largest customers accounted for $1,080.4 million, or 64.4%, of net sales for the refining segment in 2010. One customer, ExxonMobil, accounted for $201.0 million, or 12.0% of our net sales in 2010. We have a contract with the U.S. government to supply jet fuel (“JP8”) to various military facilities that expires in March 2011. The U.S. government solicits competitive bids for this contract annually. Although we have submitted a proposal in the formal process for a new contract, there can be no assurance that we will be awarded a new contract or, if awarded, the contract will be on acceptable terms. Sales under this contract totaled $71.9 million, or 4.3%, of the refining segment’s 2010 net sales.

The Tyler refinery does not generally supply fuel to our retail fuel and convenience stores, since it is not located in the same geographic region as our stores.

Refinery Design and Production.  The Tyler refinery has a crude oil processing unit with a 60,000 bpd atmospheric column and a 21,000 bpd vacuum tower. The other major process units at the Tyler refinery include a 20,200 bpd fluid catalytic cracking unit, a 6,500 bpd delayed coking unit, a 22,000 bpd naphtha hydrotreating unit, a 13,000 bpd gasoline hytrotreating unit, a 22,000 bpd distillate hydrotreating unit, a 17,500 bpd continuous regeneration reforming unit, a 5,000 bpd isomerization unit, and a sulfuric alkylation unit with a alkylate production capacity of 4,720 bpd.

The Tyler refinery is designed to mainly process light, sweet crude oil, which is typically a higher quality, more expensive crude oil than heavier and more sour crude oil. The Tyler refinery has access to five crude oil pipeline systems that allow us access to East Texas, West Texas, Gulf of Mexico and foreign crude oils. A small amount of local East Texas crude oil is also delivered to the Tyler refinery by truck. The table below sets forth information concerning crude oil received at the Tyler refinery in 2010:

Percentage of
Source	Crude Oil Received

East Texas crude oil	25.8%
West Texas intermediate crude oil(1)	68.3%
West Texas sour crude oil	3.4%
Foreign sweet and other domestic crude oil	2.5%

(1)	West Texas intermediate crude oil (“WTI”) is a light, sweet crude oil characterized by an API gravity between 38 and 40 and a sulfur content of less than 0.4 weight percent that is used as a benchmark for other crude oils.

Upon delivery to the Tyler refinery, crude oil is sent to a distillation unit, where complex hydrocarbon molecules are separated into distinct boiling ranges. The processed crude oil is then treated in specific units of the Tyler refinery, and the resulting distilled and treated fuels are blended to create the desired finished fuel products. In the refining industry, a well established metric called the crack spread, is used as a benchmark for measuring a refinery’s product margins by measuring the difference between the price of light products and crude oil. It represents the approximate gross margin resulting from processing one barrel of crude oil into three fifths of a barrel of gasoline and two fifths of a barrel of high sulfur diesel. Because we are located in the Gulf Coast region, we apply the Gulf Coast 5-3-2 crack spread (“Gulf Coast crack spread”), which we calculate using the market values of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the market value of WTI crude oil. U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline is a grade of gasoline commonly marketed as Regular Unleaded at retail locations. U.S. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra low sulfur diesel) are priced. U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and U.S. Gulf Coast Pipeline No. 2 Heating Oil are prices for which the products trade in the Gulf Coast region.

A summary of our production output for 2010 follows:

•	Gasoline. Gasoline accounted for approximately 56.3% of the Tyler refinery’s production. The Tyler refinery produces two grades of conventional gasoline (premium — 93 octane and regular — 87 octane), as well as aviation gasoline. Effective January 1, 2008, we began offering E-10 products which contain 90% conventional fuel and 10% ethanol.

•	Diesel/jet fuels. Diesel and jet fuel products accounted for approximately 36.9% of the Tyler refinery’s production. Diesel and jet fuel products include military specification JP8, commercial jet fuel, low sulfur diesel, and ultra low sulfur diesel. Since September 2006, the Tyler refinery has produced primarily ultra low sulfur diesel.

•	Petrochemicals. We produced small quantities of propane, refinery grade propylene and butanes.

•	Other products. We produced small quantities of other products, including petroleum coke, slurry oil, sulfur and other blendstocks.

The table below sets forth information concerning the historical throughput and production at the Tyler refinery for the last three fiscal years.

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2010		2009(1)		2008(1)
	Bpd	%	Bpd	%	Bpd	%

Refinery throughput (average barrels per day):
Crude:
Sweet	48,300	89.0%	46,053	85.6%	46,468	81.6%
Sour	1,700	3.1	3,251	6.0	5,215	9.2

Total crude	50,000	92.1	49,304	91.6	51,683	90.8
Other blendstocks(2)	4,286	7.9	4,498	8.4	5,239	9.2

Total refinery throughput	54,286	100.0%	53,802	100.0%	56,922	100.0%

Products produced (average barrels per day):
Gasoline(3)	30,019	56.3%	28,707	54.9%	30,346	54.4%
Diesel/jet	19,669	36.9	19,206	36.7	20,857	37.4
Petrochemicals, LPG, NGLs	1,623	3.0	2,064	3.9	1,963	3.5
Other	2,012	3.8	2,350	4.5	2,607	4.7

Total production	53,323	100.0%	52,327	100.0%	55,773	100.0%

(1)	The Tyler refinery did not operate during the period from the November 20, 2008 explosion and fire through May 18, 2009. This information has been calculated based on the 228 and 324 days that the Tyler refinery was operational in 2009 and 2008, respectively.

(2)	Includes denatured ethanol.

(3)	Includes E-10 product.

Capital Improvements.  In 2010, the main focus of our refining capital improvements program was on regulatory spending, including the completion of the fractionation section of our MSAT II compliance project and the maintenance shop and warehouse relocation project.

The fourth quarter 2008 explosion and fire at the Tyler refinery resulted in a suspension in production from November 20, 2008 through May 18, 2009. In 2009, during this period of refinery shutdown, we moved forward with major unit turnarounds and the portions of the Crude Optimization capital projects which were previously slated to be completed in late 2009. Portions of the Crude Optimization projects were completed in the first half of 2009.

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

Maintenance Shop and Warehouse Relocation Project

This project involved the construction of a single, new building outside of potential overpressure zones for personnel working in the existing maintenance shops and warehouse. The purpose of the project is to provide a safer working environment for maintenance and warehouse workers at the Tyler refinery by minimizing the risk of injury due to vapor cloud explosions, fires and releases of hazardous substances. The purchasing department employees were also relocated to this building due to synergies with the warehouse operation. This project began in 2009 and was completed in 2010.

Crude Optimization Projects

•	Deep Cut Project. The Deep Cut project includes modifications to the Crude, Vacuum and Amine Regeneration Units (ARU) and the installation of a new Vacuum Heater, Coker Heater, a second ARU and a NaSH Unit. A significant portion of this project was completed in the first half of 2009. The installation of the second ARU and the NaSH Unit is expected to be completed by 2013. The completed portions of this project have given us the ability to run a “deeper cut” in the Vacuum Unit and allow the running of a heavier crude slate, although this capability will not be fully realized until we complete the remainder of the FCC Reactor revamp, discussed below. The installation of the second ARU and NaSH unit will further increase our sulfur capacity. Further, the new Coker Heater should allow much longer runs between decoking, which will reduce maintenance cost and increase the on-stream efficiency of the Coker.

•	Coker Valve Project. The Coker Valve project involved installing Delta Valves on the bottom heads of both coke drums, modifying feed piping to coke drums and installing a new Coke crusher and conveyor system. We believe the installation of the Delta Valves has significantly improved the safety of the operation to remove coke from the coke drums and they will enable the Coker to run shorter cycles, thereby increasing effective capacity. The entire project should allow for the safe handling of shot coke that may be produced during deep cut operations on a heavy crude slate. This project was completed in the first half of 2009.

•	FCC Reactor Revamp. We plan to modify the fractionation section of the FCC and install new catalyst section equipment, including a new reactor and catalyst stripper and make modifications to the riser. In the first half of 2009, we completed the fractionation section modifications, which will accommodate higher conversions expected from the FCC Reactor, once the catalyst section installations are complete. The remainder of this project is expected to be completed in 2014.

Gasoline Hydrotreater

In 2008, we completed the installation of a Gasoline Hydrotreater Unit at the Tyler refinery. The Gasoline Hydrotreater allowed the Tyler refinery to meet the Tier II gasoline specifications for sulfur in gasoline and eliminated the previous constraints on the sulfur content in crude selection because of the crude slate’s impact on the sulfur content of the gasoline pool.

Storage Capacity.  Storage capacity at or near the Tyler refinery, including tanks along the pipelines owned and/or operated by the marketing segment, totals approximately 2.5 million barrels, consisting of approximately 1.1 million barrels of crude oil storage and 1.4 million barrels of refined and intermediate product storage.

Supply and Distribution.  Approximately 25.8% of the crude oil purchased for the Tyler refinery is East Texas crude oil. Most of the East Texas crude oil processed in the Tyler refinery is delivered to us by truck or through the pipelines owned and/or operated by the marketing segment from Nettleton Station in Longview, Texas. This represents an inherent cost advantage due to our ability to purchase crude oil on its way to the market, as opposed to purchasing from a market or trade location. The ability of the Tyler refinery to receive both domestic and foreign barrels affords us the opportunity to replace barrels with financially advantaged alternatives on short notice.

Our ability to access West Texas, Gulf of Mexico or foreign crude oils, when available, at competitive prices has been a significant competitive supply cost advantage at the Tyler refinery. These alternate supply sources allow us to optimize the Tyler refinery operation and utilization while also allowing us to more favorably negotiate the cost and quality of the local East Texas crude oil we purchase.

The vast majority of our transportation fuels and other products are sold by truck directly from the Tyler refinery. We operate a nine lane transportation fuels truck rack with a wide range of additive options, including proprietary packages dedicated for use by our major oil company customers. Capabilities at our rack include the ability to simultaneously blend finished components prior to loading trucks. LPG, NGLs and clarified slurry oil are sold by truck from dedicated loading facilities at the Tyler refinery. Effective January 1, 2008, we also began selling

E-10 products at our truck rack. We also have a pipeline connection for the sale of propane into a facility owned by Texas Eastman. We sell petroleum coke primarily by truck from the Tyler refinery. All of our ethanol is currently transported to the Tyler refinery by truck. Ethanol tank capacity is currently limited to 9,000 barrels.

Competition.  The refining industry is highly competitive and includes fully integrated national and multinational oil companies engaged in many segments of the petroleum business, including exploration, production, transportation, refining, marketing and retail fuel and convenience stores. Our principal competitors are Texas Gulf Coast refiners, product terminal operators in the east Texas region and Calumet Lubricants in Shreveport, Louisiana. The principal competitive factors affecting the Tyler refinery operations are crude oil and other feedstock costs, refinery product margins, refinery efficiency, refinery product mix, and distribution and transportation costs. Certain of our competitors operate refineries that are larger and more complex and in different geographical regions than ours, and, as a result, could have lower per barrel costs, higher margins per barrel and throughput or utilization rates which are better than ours. We have no crude oil reserves and are not engaged in exploration or production. We believe, however, our geographic location provides an inherent advantage because our competitors have an inherent transportation cost to deliver products into the markets we serve. Our location allows for product pricing that is favorable in comparison to the U.S. Gulf Coast crack spread.

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

Substantially all of our pipeline systems run across leased land or rights-of-way.

Supply Agreements.  Substantially all of our petroleum products for sale in west Texas are purchased from two suppliers. Under a contract with Noble Petro, Inc. (“Noble”), we can purchase up to 20,350 bpd of petroleum products for the Abilene terminal for sales and exchange at Abilene and San Angelo. This agreement runs through December 31, 2017.

Additionally, we can purchase up to an additional 7,000 bpd of refined products under the terms of a contract with Magellan Asset Services, L.P. (“Magellan”). This agreement expires on December 14, 2015. The primary purpose of this second contract is to supply products at terminals in Aledo, Dallas, Frost and Odessa, Texas.

Customers.  We have various types of customers including major oil companies such as ExxonMobil, independent refiners and marketers such as Murphy Oil, jobbers, distributors, utility and transportation companies, and independent retail fuel operators. In general, marketing customers typically come from within a 100-mile radius of our terminal operations. Our customers include, among others, ExxonMobil, Murphy Oil, and Susser Petroleum. One customer, Susser Petroleum, accounted for more than 13.9% of our marketing segment net sales and the top ten customers accounted for 55.0% of the marketing segment net sales in 2010. Pursuant to an arm’s length services agreement, our marketing segment also provides marketing and sales services to the refining segment. In return for these services, the marketing segment receives a service fee based on the number of gallons sold from the refining segment plus a sharing of marketing margin above predetermined thresholds. Net fees received from the refining segment under this arrangement were $10.6 million and $11.0 million in 2010 and 2009, respectively, and were eliminated in consolidation.

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

Retail Segment

As of December 31, 2010, we operated 412 retail fuel and convenience stores, which are located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia, primarily under the MAPCO Express®, MAPCO Mart®, Discount Food Marttm, Fast Food and Fueltm, East Coast®, Delta Express® and Favorite Markets® brands. During the past three years we have reimaged 75 stores, in each instance conforming to the MAPCO Mart® brand. A reimaged location would typically include the re-configuring of the interior of the store including remodeling surfaces, as well as replacement of certain inside equipment, remodeling the exterior of the store, and new outdoor signage. During 2010, we spent $3.2 million reimaging 13 stores.

We believe that we have established strong brand recognition and market presence in the major retail markets in which we operate. Approximately 75% of our stores are concentrated in Tennessee and Alabama. The local markets where we have strong presence include Nashville, Chattanooga/Northern Georgia Corridor, and we are building a presence in Northern Alabama.

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

Company-Operated Stores.  The majority of our stores are open 24 hours per day and the remaining sites are open at least 14 hours per day. Our average store size is approximately 2,465 square feet with approximately 73% of our stores being 2,000 or more square feet.

Our retail fuel and convenience stores typically offer tobacco products and immediately consumable items such as non-alcoholic beverages, beer and a large variety of snacks and prepackaged items. A significant number of the sites also offer state sanctioned lottery games, ATM services and money orders. As of December 31, 2010, we operated 58 quick service restaurants in our store locations. In 36 of these locations, we offer national branded quick service food chains such as Quiznos®, Subway®, Krispy Krunchy Chicken® and Blimpie®. We also have a variety of proprietary in-house, quick service food offerings featuring fried chicken, breakfast biscuits, deli sandwiches and other hot foods.

Our convenience stores also offer MAPCO private label products in a number of categories. We successfully launched our first private label items in 2006. Recognizing early that these products bring a higher gross margin to the bottom line, as well as increasing value to our customers, we have embraced this market strategy. Our private label program provides a quality offering with a price point previously unavailable to our customers in a number of categories. Some of the most recent launches include salty snacks, teas and juices and energy drinks and shots. In the majority of our locations we offer the blending of ethanol in our finished gasoline products, allowing customers access to E-10 products.

Fuel Operations.  For 2010, 2009 and 2008, our net fuel sales from continuing operations were 75.9%, 72.9%, and 79.5%, respectively, of total net sales from the continuing operations for our retail segment. The following table highlights certain information regarding our continuing fuel operations for these years:

	Year Ended December 31,
	2010	2009(1)	2008(1)

Number of stores (end of period)	412	442	467
Average number of stores (during period)	428	459	467
Retail fuel sales (thousands of gallons)	423,509	434,159	435,665
Average retail gallons per average number of stores (thousands of gallons)	990	946	933
Retail fuel margin (cents per gallon)	$0.161	$0.136	$0.198

(1)	All numbers in this table reflect only continuing operations.

We currently operate a fleet of delivery trucks that deliver approximately one-half of the fuel sold at our retail fuel and convenience stores. We believe that the operation of a proprietary truck fleet enables us to reduce fuel delivery expenses while enhancing service to our locations.

We purchased approximately 38% of the fuel sold at our retail fuel and convenience stores in 2010 from two suppliers under short-term contracts that extend through the second quarter of 2011. The remainder of our unbranded fuel is purchased from a variety of independent fuel distributors and other suppliers. We purchase fuel for our branded locations under contracts with BP, ExxonMobil, Shell, Conoco and Marathon. The price of fuel purchased is generally based on contracted differentials to local and regional price benchmarks. The initial terms of our supply agreements range from one year to 15 years and generally contain minimum monthly or annual purchase requirements. To date, we have met most of our purchase commitments under these contracts. We carried liabilities for failure to purchase required contractual volume minimums of $0.2 million and $0.3 million as of December 31, 2010 and 2009, respectively.

Merchandise Operations.  For 2010, 2009 and 2008, our merchandise sales were 24.1%, 27.1%, and 20.5%, respectively, of total net sales for our retail segment. The following table highlights certain information regarding our continuing merchandise operations for these years:

	Year Ended December 31,
	2010	2009(1)	2008(1)

Comparable store merchandise sales change (year over year)	4.3%	0.4%	(6.6)%
Merchandise margin	30.5%	30.9%	31.7%
Total merchandise sales (in thousands)	$384,106	$385,559	$387,377
Average number of stores (during period)	428	459	467
Average merchandise sales per average number of stores (in thousands)	$898	$840	$829

(1)	All numbers in this table reflect only continuing operations.

We purchased approximately 59% of our general merchandise, including most tobacco products and grocery items, for 2010 from a single wholesale grocer, Core-Mark International, Inc. (“Core-Mark”). We entered into a contract with Core-Mark that expires at the end of 2013. Our other major suppliers include Coca-Cola®, Pepsi-Cola® and Frito Lay®.

Technology and Store Automation.  We continue to invest in our technological infrastructure to enable us to better address the expectations of our customers and improve our operating efficiencies and inventory management.

Most of our stores are connected to a high speed data network and provide near real-time information to our merchandise pricing management and security systems. We believe that our systems provide us more rapid access to data, customized reports and greater ease of use. Our information technology systems help us reduce cash and merchandise shortages. Our information technology systems allow us to improve our profitability and strengthen operating and financial performance in multiple ways, including by:

•	pricing fuel at individual stores on a daily basis, taking into account market behavior, daily changes in cost and the impact of pricing on in-store merchandise sales;

•	allowing us to determine on a daily basis negative sales trends; for example, merchandise categories that are below budget or below the prior period’s results; and

•	integrating our security video with our point of sales transaction log in a searchable database that allows us to search for footage related to specific transactions enabling the identification of potentially fraudulent transactions and providing examples through which to train our employees.

Dealer-Operated Stores.  Our retail segment also includes a wholesale fuel distribution network that supplies 57 dealer-operated retail locations. In 2010, our dealer net sales represented approximately 4.7% of net sales for our retail segment. Our business with dealers includes a variety of contractual arrangements in which we pay a commission to the dealer based on profits from the fuel sales, contractual arrangements in which we supply fuel and invoice the dealer for the cost of fuel plus an agreed upon margin and non-contractual arrangements in which dealers order fuel from us at their discretion.

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

Minority Investment

We own a 34.6% minority interest in Lion Oil Company (“Lion Oil”), a privately held Arkansas corporation, which owns and operates a moderate conversion, independent refinery with a design crude distillation capacity of 80,000 barrels per day, three crude oil pipelines and refined product terminals in Memphis and Nashville, Tennessee. The refinery is located in El Dorado, Arkansas. The El Dorado refinery has the ability to produce and sell all consumer grades of gasoline, distillates, propanes, solvents, high sulfur diesel, low sulfur diesel, dyed low sulfur diesel, asphalt and protective coatings, specialty asphalt products and liquefied petroleum gas. Effective October 1, 2008, we are accounting for this interest using the cost method. See Note 6 of the Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

We are required to review our cost-method investment for any diminishment of fair value in the instance where there are indicators that possible impairment has occurred. In the fourth quarter of 2010, these indicators included an evaluation of publicly-disclosed transactions in the refining sector, in conjunction with our internal reviews of potential transactions. We evaluated our investment using two methods, the comparable sales approach and the income approach. We utilized the most recent transactions of 2010 in determining value under the comparable sales approach. We updated assumptions in work done previously under the income approach, to refresh that method of looking at value. This evaluation resulted in the recognition of a $60.0 million non-cash impairment of our minority investment in the fourth quarter of 2010. Delek carried its investment in Lion Oil at $71.6 million and $131.6 million as of December 31, 2010 and 2009, respectively.

Governmental Regulation and Environmental Matters

Delek is subject to various federal, state and local environmental and safety laws enforced by agencies including the EPA, the U.S. Department of Transportation (“DOT”) / Pipeline and Hazardous Materials Safety Administration (“PHMSA”), OSHA, the Texas Commission on Environmental Quality (“TCEQ”), the Texas Railroad Commission (“TRRC”) and the Tennessee Department of Environment and Conservation (“TDEC”) as well as numerous other state and federal agencies . These laws raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed, or that relate to pre-existing conditions for which we have assumed responsibility. While it is often difficult to quantify future environmental or safety related expenditures, Delek anticipates that continuing capital investments will be required for the foreseeable future to comply with existing and new regulations.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of the Tyler refinery’s ordinary operations, waste is generated, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund. At this time, we have not been named as a potentially responsible party at any Superfund sites and under the terms of the Tyler refinery purchase agreement, we did not assume any liability for wastes disposed of at third party owned treatment, storage or disposal sites prior to our ownership.

We have recorded a liability of approximately $4.3 million as of December 31, 2010 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler refinery. This liability includes estimated costs for on-going investigation and remediation efforts for known contamination of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $1.5 million of the liability is expected to be expended over the next 12 months with the remaining balance of $2.8 million expendable by 2022.

In late 2004, the prior refinery owner began discussions with the United States EPA Region 6 and the United States Department of Justice (“DOJ”) regarding certain Clean Air Act (“CAA”) requirements at the Tyler refinery. Under the agreement by which we purchased the Tyler refinery, we agreed to be responsible for all cost of compliance under the settlement. A consent decree was entered by the Court and became effective on September 23, 2009. The consent decree does not allege any violations by Delek subsequent to the purchase of the Tyler refinery and the prior owner was responsible for payment of the assessed penalty. The capital projects required by the consent decree have been completed including a new electrical substation to increase operational reliability and additional sulfur removal capacity to address upsets. In addition, the consent decree requires certain on-going operational changes. We believe any costs resulting from these changes will not have a material adverse effect upon our business, financial condition or operations.

In October 2007, the TCEQ approved an Agreed Order that resolved alleged violations of certain air rules that had continued after the Tyler refinery was acquired. The Agreed Order required the Tyler refinery to pay a penalty and fund a Supplemental Environmental Project for which we had previously reserved adequate amounts. In addition, the Tyler refinery was required to implement certain corrective measures, which the company completed as specified in Agreed Order Docket No. 2006-1433-AIR-E, with one exception that was completed in 2010.

The EPA has issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and will require the reduction of maximum annual average benzene content by July 1, 2012. We completed a project to reduce gasoline benzene levels in the fourth quarter 2010. However, it may be necessary for us to purchase credits to comply with these content requirements and there can be no assurance that such credits will be available or that we will be able to purchase available credits at reasonable prices.

Various legislative and regulatory measures to address climate change and greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and newly enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as the Tyler refinery, as well as mobile transportation sources. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating costs. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.

Beginning with the 2010 calendar year, EPA rules require us to report GHG emissions from the Tyler refinery operations and consumer use of products produced at the Tyler refinery on an annual basis. While the cost of compliance with the rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHGs. Beginning in January 2011, the EPA will begin regulating GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration (“PSD”) and Federal Operating Permit (Title V) programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies. EPA has announced their intent for further regulation of refinery GHG emissions through New Source Performance Standards (“NSPS”) to be finalized in late 2011 or 2012. GHG regulation could also impact the consumption of refined products, thereby affecting the Tyler refinery operations.

In 2010, the EPA and the Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) finalized new standards, raising the required Corporate Average Fuel Economy (“CAFE”) of the nation’s passenger fleet by 40% to approximately 35 mpg by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. Later in the year, EPA and the Department of Transportation also announced their intention to propose first-time standards for fuel economy of medium and heavy duty trucks in 2011, as well as further increases in the CAFE standard for passenger vehicles after 2016. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at the Tyler refinery, as well as at our convenience stores.

The Energy Policy Act of 2005 requires increasing amounts of renewable fuel to be incorporated into the gasoline pool through 2012. Under final rules implementing this Act (the Renewable Fuel Standard), the Tyler refinery is classified as a small refinery exempt from renewable fuel standards through 2010. The Energy Independence and Security Act of 2007 (“EISA”) increased the amounts of renewable fuel required by the Energy Policy Act of 2005. A rule finalized by EPA to implement EISA (referred to as the “Renewable Fuel Standard — 2”, or “RFS 2”) requires that we blend increasing amounts of biofuels with our refined products beginning with approximately 7.42% of our combined gasoline and diesel volume in 2011 and escalating to approximately 18% in 2022. The rule could cause decreased crude runs in future years and materially affect profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products. Although temporarily exempt from these rules, the Tyler refinery began supplying an E-10 gasoline-ethanol blend in January 2008. Because our exemption from RFS 2 terminated at the end of 2010, we are implementing projects that will allow us to blend increasing amounts of ethanol and biodiesel into our fuels beginning in 2011.

In June 2007, OSHA announced that, under a National Emphasis Program (“NEP I”) addressing workplace hazards at petroleum refineries, it would conduct inspections of process safety management programs at approximately 80 refineries nationwide. OSHA conducted an NEP I inspection at our Tyler, Texas refinery between

February and August of 2008 and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the NEP I citations. Between November 2008 and May 2009, OSHA conducted another inspection at our Tyler refinery as a result of the explosion and fire that occurred there and issued citations assessing an aggregate penalty of approximately $0.2 million. We are also contesting these citations and do not believe that the outcome of any pending OSHA citations (whether alone or in the aggregate) will have a material adverse effect on our business, financial condition or results of operations.

In addition to OSHA, the CSB and the EPA requested information pertaining to the November 2008 incident. The EPA is currently conducting an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act.

Employees

As of December 31, 2010, we had 3,395 employees, of which 254 were employed in our refining segment, 22 were employed in our marketing segment, 3,058 were employed either full or part-time in our retail segment and 61 were employed by the parent company. As of December 31, 2010, 150 operations and maintenance hourly employees and 40 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202 and were covered by collective bargaining agreements which run through January 31, 2012. None of our employees in our marketing or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

Trade Names, Service Marks and Trademarks

We regard our intellectual property as being an important factor in the marketing of goods and services in our retail segment. We own, have registered or applied for registration of a variety of trade names, service marks and trademarks for use in our business. We own the following trademark registrations issued by the United States Patent and Trademark Office: MAPCO®, MAPCO MART®, MAPCO EXPRESS & Design®, EAST COAST®, GRILLE MARX®, CAFÉ EXPRESS FINEST COFFEE IN TOWN MAPCO & Design®, GUARANTEED RIGHT! MAPCO EXPRESS & Design®, FAST FOOD AND FUELtm, FAVORITE MARKET®, FLEET ADVANTAGE® and DELTA EXPRESS®. While we do not already have and have not applied for a federally registered trademark for DISCOUNT FOOD MARTtm, we do claim common law trademark rights in this name. Our right to use the “MAPCO” name is limited to the retail fuel and convenience store industry. We are not otherwise aware of any facts which would negatively impact our continuing use of any of our trade names, service marks or trademarks.

Available Information

Our internet website address is http://www.DelekUS.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (“SEC”) are available on our internet website (in the “Investor Relations” section), free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our corporate governance guidelines, code of business conduct and ethics and the charters of our board of director’s committees in the same website location. Our governance documents are available in print to any stockholder that makes a written request to Secretary, Delek US Holdings, Inc., 7102 Commerce Way, Brentwood, TN 37027. In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our chief executive officer’s certification to the New York Stock Exchange in 2010. Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K contain certifications of our chief executive officer and chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Risks Relating to Our Industries

Our refining margins have been volatile and are likely to remain volatile, which may have a material adverse effect on our earnings and cash flows.

Our earnings, cash flow and profitability from our refining operations are substantially determined by the difference between the price of refined products and the price of crude oil, which is referred to as the “refining margin.” Refining margins historically have been volatile and are likely to continue to be volatile, as a result of numerous factors beyond our control, including volatility in the prices of crude oil and other feedstocks purchased by our Tyler refinery, volatility in the costs of natural gas and electricity used by our Tyler refinery, and volatility in the prices of gasoline and other refined petroleum products sold by our Tyler refinery. For example, during the year ended December 31, 2010, the price for West Texas Intermediate (“WTI”) crude oil fluctuated between $68.01 and $91.51 per barrel, while the price for U.S. Gulf Coast unleaded gasoline fluctuated between $1.83 and $2.41 per gallon. Such volatility is affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign supply and demand for crude oil and refined products;

•	investor speculation in commodities;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, Western Coastal Africa, the former Soviet Union, and South America;

•	the level of foreign and domestic production of crude oil and refined petroleum products;

•	the ability of the members of the Organization of Petroleum Exporting Countries to maintain oil price and production controls;

•	pricing and other actions taken by competitors that impact the market;

•	the level of crude oil, other feedstocks and refined petroleum products imported into the United States;

•	excess capacity and utilization rates of refineries worldwide;

•	development and marketing of alternative and competing fuels, such as ethanol and biodiesel;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

•	events that cause disruptions in our distribution channels;

•	local factors, including market conditions, adverse weather conditions and the level of operations of other refineries and pipelines in our markets;

•	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect the Tyler refinery, or the supply and delivery of crude oil from third parties; and

•	U.S. government regulations.

The crude oil we purchase and the refined products we sell are commodities whose prices are determined by market forces beyond our control. While an increase or decrease in the price of crude oil will often result in a corresponding increase or decrease in the wholesale price of refined products, a change in the price of one commodity does not always result in a corresponding change in the other. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices could have a significant negative effect on our results of operations and cash flows. This is especially true for non-transportation refined products such as asphalt, butane, coke, sulfur, propane and slurry whose prices are less likely to correlate to fluctuations in the price of crude oil.

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

Finally, higher refined product prices often result in negative consequences for our retail operations such as higher credit card expenses (because credit card fees are typically calculated as a percentage of the transaction amount rather than a percentage of gallons sold), lower retail fuel gross margin per gallon, reduced demand for refined products, fewer retail gallons sold and fewer retail merchandise transactions.

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

In recent years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have affected the convenience store industry by entering the retail fuel business and/or selling merchandise traditionally found in convenience stores. These non-traditional gasoline and/or convenience merchandise retailers have obtained a significant share of the motor fuels market, may obtain a significant share of the convenience merchandise market and their market share in each market is expected to grow. Because of their diversity, integration of operations, experienced management and greater resources, these companies may be better able to withstand volatile market conditions or levels of low or no profitability in the retail segment. In addition, these retailers may use promotional pricing or discounts, both at the pump and in the store, to encourage in-store merchandise sales. These activities by our competitors could pressure us to offer similar discounts, adversely affecting our profit margins. Additionally, the loss of market share by our retail fuel and convenience stores to these and other retailers relating to either gasoline or merchandise could have a material adverse effect on our business, financial condition and results of operations.

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

Our industry is subject to extensive laws, regulations and other requirements including, but not limited to, those relating to the environment, safety, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility, the sale of alcohol and tobacco and other requirements. These laws and regulations are enforced by agencies including the EPA, the DOT / PHMSA, the OSHA, the TCEQ, the TRRC and the TDEC as well as numerous other state and federal agencies. A violation of any of these requirements could have a material adverse effect on our business, financial condition and results of operations. For example, OSHA and the EPA commenced investigations of the Tyler refinery following the accident that occurred there in November 2008. OSHA concluded its inspection in May 2009 and issued citations assessing an aggregate penalty of approximately $0.2 million. We are contesting the citations and fines and do not believe the outcome will have a material effect on our business. The EPA’s investigation is ongoing and we cannot assure you as to the outcome of the EPA’s investigation including any possible penalties that may arise.

Ongoing compliance with laws, regulations and other requirements could also have a material adverse effect on our business, financial condition and results of operations. Under various federal, state and local environmental requirements, as the owner or operator of the Tyler refinery and retail locations, we may be liable for the costs of removal or remediation of contamination at our existing or former locations, whether we knew of, or were responsible for, the presence of such contamination. We have incurred such liability in the past and several of our current and former locations are the subject of ongoing remediation projects. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of these substances at sites where they are located, regardless of whether the site is owned or operated by that person. We typically arrange for the treatment or disposal of hazardous substances in our refining operations. We do not typically do so in our retail operations, but we may nonetheless be deemed to have arranged for the disposal or treatment of hazardous substances. Therefore, we may be liable for removal or remediation costs, as well as other related costs, including fines, penalties and damages resulting from injuries to persons, property and natural resources. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire.

In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. Companies in the petroleum industry, such as us, are often the target of activist and regulatory activity regarding pricing, safety, environmental compliance and other business practices which could result in price controls, fines, increased taxes or other actions affecting the conduct of our business. For example, consumer activists are lobbying various authorities to enact laws and regulations mandating the use of temperature compensation devices for fuel dispensed at our retail stores. In addition, we are required to pay an Oil Spill Liability Trust Fund fee of $0.08 per barrel of crude oil that we purchase and federal legislation has recently been proposed that would increase the fee to as much as $0.78 per barrel.

Various legislative and regulatory measures to address climate change and GHG emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and newly enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as the Tyler refinery, as well as mobile transportation sources. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating costs. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in the prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.

Beginning with the 2010 calendar year, EPA rules require us to report GHG emissions from the Tyler refinery operations and consumer use of products produced at the Tyler refinery on an annual basis. While the cost of compliance with the rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHGs. Beginning in January 2011, the EPA will begin regulating GHG emissions from refineries and other major sources through the PSD and Federal Operating Permit (Title V) programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies. EPA has announced their intent for further regulation of refinery GHG emissions through NSPS to be finalized in late 2011 or 2012. GHG regulation could also impact the consumption of refined products, thereby affecting the Tyler refinery operations. Finally, the EPA has issued final rules for gasoline formulation that require the reduction of average benzene content by January 1, 2011. It may be necessary for us to purchase credits to comply with these content requirements and there can be no assurance that such credits will be available or that we will be able to purchase available credits at reasonable prices. Compliance with any future legislation or regulation of temperature compensation, greenhouse gas emissions or benzene content may result in increased capital and operating costs and may have a material adverse effect on our results of operations and financial condition.

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

Terrorist attacks in the United States and the wars with Iraq and Afghanistan, as well as events occurring in response or similar to or in connection with them, including political instability in various Middle Eastern countries, may harm our business. Energy-related assets (which could include refineries, pipelines and terminals such as ours) may be at greater risk of future terrorist attacks than other possible targets in the United States. In addition, the State of Israel, where our majority stockholder, Delek Group Ltd. (“Delek Group”), is based, has suffered armed conflicts and political instability in recent years. We may be more susceptible to terrorist attack as a result of our connection to an Israeli owner. As of December 31, 2010, four of our directors reside in Israel.

A direct attack on our assets or the assets of others used by us could have a material adverse effect on our business, financial condition and results of operations. In addition, any terrorist attack or continued political instability in the Middle East could have an adverse impact on energy prices, including prices for our crude oil, other feedstocks and refined petroleum products, and an adverse impact on the margins from our refining and petroleum product marketing operations. Disruption or significant increases in energy prices could also result in government-imposed price controls.

Increased consumption of renewable fuels could lead to a decrease in fuel prices and/or a reduction in demand for refined fuels.

Regulatory initiatives have required an increase in the consumption of renewable fuels such as ethanol and biodiesel. In the future, renewable fuels may continue to be blended with, or may replace, refined fuels. Such increased use of renewable fuels may result in an increase in fuel supply and corresponding decrease in fuel prices. Increased use of renewable fuels may also result in a decrease in demand for refined fuels. A significant decrease in fuel prices or refined fuel demand could have an adverse impact on our financial results. For example, the Energy Policy Act of 2005 required increasing amounts of renewable fuel be incorporated into the gasoline pool through 2012. The Energy Independence and Security Act of 2007 (“EISA”) increases the amounts of renewable fuel required by the Energy Policy Act of 2005. A rule finalized by the EPA in 2010 (“RFS-2”) to implement the EISA requires us to displace increasing amounts of refined products produced by the Tyler refinery with biofuels, beginning with approximately 7.8% in 2011 and escalating to 18% or more in 2022, depending on demand for motor fuels. The proposed rule could cause decreased crude runs and materially affect our profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products. Although the Tyler refinery has been exempt from renewable fuel standards through 2010, it began supplying an E-10 gasoline-ethanol blend in January 2008.

Increases in required fuel economy and regulation of CO2 emissions from motor vehicles may reduce demand for transportation fuels.

In 2010, the EPA and the NHTSA finalized new standards, raising the required CAFE of the nation’s passenger fleet by 40% to approximately 35 mpg by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. Later in the year, EPA and the Department of Transportation also announced their intention to propose first-time standards for fuel economy of medium and heavy duty trucks in 2011, as well as further increases in the CAFE standard for passenger vehicles after 2016. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at the Tyler refinery, as well as at our convenience stores.

Risks Relating to Our Business

We are particularly vulnerable to disruptions to our refining operations, because our refining operations are concentrated in one facility.

Because all of our refining operations are concentrated in the Tyler refinery, significant disruptions at the Tyler facility could have a material adverse effect on our business, financial condition or results of operations. Refining segment contribution margin comprised approximately 39.8%, 57.6% and 42.9% of our consolidated contribution margin for the 2010, 2009 and 2008 fiscal years, respectively. We expect to perform a maintenance turnaround of each processing unit at the Tyler refinery every three to five years. Depending on which units are affected, all or a portion of the Tyler refinery’s production will be disrupted during a turnaround.

In addition, the Tyler refinery consists of many processing units, a number of which have been in operation for many years. Even if properly maintained, equipment may require significant capital expenditures to maintain desired efficiencies. One or more of the units may require additional unscheduled down time for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround. For example, refinery operations were suspended for approximately one week of unscheduled down time in the third quarter of 2010 and an explosion and fire at our Tyler refinery in November 2008 suspended operations at the Tyler refinery for more than five months.

Refinery operations may also be disrupted by external factors such as an interruption of electricity, natural gas, water treatment or other utilities. Other potentially disruptive factors discussed elsewhere in these risk factors include natural disasters, severe weather conditions, workplace or environmental accidents, interruptions of supply, work stoppages, losses of permits or authorizations or acts of terrorism. Disruptions to our refining operations could reduce our revenues during the period of time that our units are not operating.

General economic conditions may adversely affect our business, operating results and financial condition.

The domestic economy and economic slowdowns may have serious negative consequences for our business and operating results because our performance is subject to domestic economic conditions and their impact on levels of consumer spending. Some of the factors affecting consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth based on recent declines in equity markets and residential real estate values, adverse developments in mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. During a period of economic weakness or uncertainty, current or potential customers may travel less, reduce or defer purchases, go out of business or have insufficient funds to buy or pay for our products and services.

Substantially all of our retail fuel and convenience stores are located in the southeastern United States, primarily in the states of Alabama, Georgia and Tennessee. As a result, our results of operations are particularly vulnerable to general economic conditions in that region. An economic downturn in the Southeast could cause our sales and the value of our assets to decline and have a material adverse effect on our business, financial condition and results of operations.

Moreover, a financial market crisis may have a material adverse impact on financial institutions and limit access to capital and credit. This could, among other things, make it more difficult for us to obtain (or increase our cost of obtaining) capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

The costs, scope, timelines and benefits of our refining projects may deviate significantly from our original plans and estimates.

We may experience unanticipated increases in the cost, scope and completion time for our improvement, maintenance and repair projects at our Tyler refinery. The Tyler refinery projects are generally initiated to increase the yields of higher-value products, increase our ability to process lower cost crude oils, increase production capacity, meet new regulatory requirements or maintain the safe operations of our existing assets. Equipment that we require to complete these projects may be unavailable to us at expected costs or within expected time periods. Additionally, employee or contractor labor expense may exceed our expectations. Due to these or other factors beyond our control, we may be unable to complete these projects within anticipated cost parameters and timelines. In addition, the benefits we realize from completed projects may take longer to achieve and/or be less than we anticipated. Our inability to complete and/or realize the benefits of the Tyler refinery projects in a cost-efficient and timely manner could have a material adverse effect on our business, financial condition and results of operations.

The dangers inherent in our operations could cause disruptions and expose us to potentially significant costs and liabilities.

Our refining operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate and refined petroleum products. These hazards and risks include, but are not limited to, natural or weather-related disasters, fires, explosions, pipeline ruptures and spills, third party interference and mechanical failure of equipment at our or third-party facilities, and other events beyond our control. The occurrence of any of these events could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or death and other damage to our properties and the properties of others. Because of these inherent dangers, our refining operations are subject to various laws and regulations relating to occupational health and safety and environmental protection. Continued efforts to comply with applicable laws and regulations related to health, safety and the environment, or a finding of non-compliance with current regulations, could result in additional capital expenditures or operating expenses, as well as fines and penalties.

In addition, the Tyler refinery is located in a populated area. Any release of hazardous material or catastrophic event could affect our employees and contractors at the Tyler refinery as well as persons outside the Tyler refinery grounds. In the event that personal injuries or deaths result from such events, we would likely incur substantial legal costs and liabilities. The extent of these costs and liabilities could exceed the limits of our available insurance. As a result, any such event could have a material adverse effect on our business, results of operations and cash flows.

For example, the incident at our Tyler refinery in November 2008 resulted in two employee deaths and a suspension of production that continued until May 2009. We are a party to lawsuits, claims and government investigations as a result of this incident. Amounts we may pay in connection with these claims and investigations may not be covered by insurance.

We also operate approximately forty fuel delivery trucks. These trucks regularly transport highly combustible motor fuels on public roads. A motor vehicle accident involving one of our trucks could result in significant personal injuries and/or property damage.

From time to time, our cash and credit needs may exceed our internally generated cash flow and available credit, and our business could be materially and adversely affected if we are not able to obtain the necessary cash or credit from financing sources.

We have significant short-term cash needs to satisfy working capital requirements such as crude oil purchases which fluctuate with the pricing and sourcing of crude oil. We rely in part on our access to credit to purchase crude oil for our Tyler refinery. If the price of crude oil increases significantly, we may not have sufficient available credit, and may not be able to sufficiently increase such availability, under our existing credit facilities or other arrangements to purchase enough crude oil to operate the Tyler refinery at full capacity. Our failure to operate the Tyler refinery at full capacity could have a material adverse effect on our business, financial condition and results of operations. We also have significant long-term needs for cash, including any expansion and upgrade plans, as well as for regulatory compliance.

Depending on the conditions in credit markets, it may become more difficult to obtain cash or credit from third party sources. If we cannot generate cash flow or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to comply with regulatory deadlines or pursue our business strategies, in which case our operations may not perform as well as we currently expect.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a significant amount of debt. As of December 31, 2010, we had total debt of $295.8 million, including current maturities of $14.1 million. In addition to our outstanding debt, as of December 31, 2010, our letters of credit issued under our various credit facilities were $157.0 million. Our borrowing availability under our various credit facilities as of December 31, 2010 was $168.0 million.

Our significant level of debt could have important consequences for us. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to service our debt and lease obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage relative to our competitors that have less indebtedness or better access to capital by, for example, limiting our ability to enter into new markets, renovate our stores or pursue acquisitions or other business opportunities;

•	limit our ability to borrow additional funds in the future; and

•	increase the interest cost of our borrowed funds and letters of credit.

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

Other restrictive covenants require that we meet leverage coverage, fixed charge coverage, interest charge coverage, and net worth tests as described in the credit facility agreements. In addition, the covenant requirements of our various credit agreements require us to make many subjective determinations pertaining to our compliance thereto and exercise good faith judgment in determining our compliance. Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. If we breach any of the restrictions or covenants in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitments to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these immediate payments. In addition, our obligations under our credit facilities are secured by substantially all of our assets. If we are unable to timely repay our indebtedness under our credit facilities, the lenders could seek to foreclose on the assets or we may be required to contribute additional capital to our subsidiaries. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Changes in our credit profile could affect our relationships with our suppliers, which could have a material adverse effect on our liquidity and our ability to operate the Tyler refinery at full capacity.

Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments. As a result, suppliers could shorten the payment terms of their invoices with us or require us to provide significant collateral to them that we do not currently provide. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, as well as the historical volatility of crude oil pricing, any imposition by our suppliers of more burdensome payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This in turn could cause us to be unable to operate the Tyler refinery at full capacity. A failure to operate the Tyler refinery at full capacity could adversely affect our profitability and cash flows.

Interruptions or limitations in the supply and delivery of crude oil may negatively affect our refining interests and inhibit the growth of our refining interests.

Our Tyler refinery processes primarily light sweet crude oils, which are less readily available to us than heavier, more sour crude oils. The Tyler refinery receives substantially all of its crude oil from third parties and received more than 50% of its crude oil during the year ended December 31, 2010 through a crude delivery pipeline owned by a third party. We could experience an interruption or reduction of supply and delivery, or an increased cost of receiving crude oil, if the ability of these third parties to transport crude oil is disrupted because of accidents, governmental regulation, terrorism, maintenance or failure of pipelines or other delivery systems, other third-party action or other events beyond our control. The unavailability for our use for a prolonged period of time of any system of delivery of crude oil could have a material adverse effect on our business, financial condition or results of operations.

Moreover, interruptions in delivery or limitations in delivery capacity may not allow our refining interests to draw sufficient crude oil to support current refinery production or increases in refining output. In order to maintain or materially increase refining output, existing crude delivery systems may require upgrades or supplementation, which may require substantial additional capital expenditures.

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

A significant part of our growth strategy is to acquire assets such as refineries, pipelines, terminals, and retail fuel and convenience stores that complement our existing sites or broaden our geographic presence. If attractive opportunities arise, we may also acquire assets in new lines of business that are complementary to our existing businesses. Through eight major transactions spanning from our inception in 2001 through April 2007, we acquired the Tyler refinery and refined products terminals in Tyler, acquired approximately 500 retail fuel and convenience stores and developed our wholesale fuel business. We expect to continue to acquire retail fuel and convenience stores, refinery assets and product terminals and pipelines as a major element of our growth strategy, however:

•	we may not be able to identify suitable acquisition candidates or acquire additional assets on favorable terms;

•	we usually compete with others to acquire assets, which competition may increase, and, any level of competition could result in decreased availability or increased prices for acquisition candidates;

•	we may experience difficulty in anticipating the timing and availability of acquisition candidates;

•	since the convenience store industry is dominated by small, “independent” operators that own fewer than ten stores, we will likely need to complete numerous small acquisitions, rather than a few major acquisitions, to substantially increase our number of retail fuel and convenience stores;

•	the need to complete numerous acquisitions will require significant amounts of our management’s time;

•	we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions; and

•	as a public company, we are subject to reporting obligations, internal controls and other accounting requirements with respect to any business we acquire, which may prevent or negatively affect the valuation of some acquisitions we might otherwise deem favorable or increase our acquisition costs.

The occurrence of any of these factors could adversely affect our growth strategy. We have not completed any major acquisitions since April 2007.

Acquisitions involve risks that could cause our actual growth or operating results to differ adversely compared with our expectations.

Due to our emphasis on growth through acquisitions, we are particularly susceptible to transactional risks. For example:

•	during the acquisition process, we may fail or be unable to discover some of the liabilities of companies or businesses that we acquire;

•	we may assume contracts or other obligations in connection with particular acquisitions on terms that are less favorable or desirable than the terms that we would expect to obtain if we negotiated the contracts or other obligations directly;

•	we may fail to successfully integrate or manage acquired assets;

•	acquired assets may not perform as we expect or we may not be able to obtain the cost savings and financial improvements we anticipate;

•	acquisitions may require us to incur additional debt or issue additional equity;

•	acquired assets may suffer a diminishment in fair value as a result of which we may need to record a write-down or impairment, as in the case of the $60.0 million impairment of our minority investment in Lion Oil in the fourth quarter of 2010.

•	we may fail to grow our existing systems, financial controls, information systems, management resources and human resources in a manner that effectively supports our growth; and

•	to the extent that we acquire assets in complementary new lines of business, we may become subject to additional regulatory requirements and additional risks that are characteristic or typical of these new lines of business.

The occurrence of any of these factors could adversely affect our business, financial condition and results of operations.

We may incur significant costs and liabilities with respect to investigation and remediation of existing environmental conditions at our Tyler refinery.

Prior to our purchase of the Tyler refinery and pipeline, the previous owner had been engaged for many years in the investigation and remediation of liquid hydrocarbons which contaminated soil and groundwater at the purchased facilities. Upon purchase of the facilities, we became responsible and liable for certain costs associated with the continued investigation and remediation of known and unknown impacted areas at the Tyler refinery. In the future, it may be necessary to conduct further assessments and remediation efforts at the Tyler refinery and pipeline locations. In addition, we have identified and self-reported certain other environmental matters subsequent to our purchase of the Tyler refinery.

Based upon environmental evaluations performed internally and by third parties subsequent to our purchase of the Tyler refinery, we recorded an environmental liability of approximately $4.1 million as of December 31, 2010 for the estimated costs of environmental remediation for the Tyler refinery. We expect remediation of groundwater at the Tyler refinery to continue for the foreseeable future. The need to make future expenditures for these purposes that exceed the amounts we estimate and accrue for could have a material adverse effect on our business, financial condition and results of operations.

We may incur significant costs and liabilities in connection with site contamination and environmental, health and safety regulations.

In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire. In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. We anticipate that compliance with environmental, health and safety regulations will require us to spend approximately $4.0 million in capital costs in 2011 and approximately $81.0 million during the next five years.

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

For the year ended December 31, 2010, nearly all of the Tyler refinery sales volume in Tyler was completed through a rack system located at the Tyler refinery. Unlike other refiners, we do not own, and currently have limited access to, an outbound pipeline for distribution of the Tyler refinery products to our Tyler customers. Our lack of access to an outbound pipeline may limit our ability to attract new customers for our refined petroleum products or increase sales of the Tyler refinery products.

An interruption or termination of supply and delivery of refined products to our wholesale business could result in a decline in our sales and earnings.

Our marketing segment sells refined products produced by refineries owned by third parties. In 2010, our marketing segment received nearly all of its supply of refined products from two suppliers. We could experience an interruption or termination of supply or delivery of refined products if our suppliers partially or completely ceased operations, temporarily or permanently. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. In addition, any reduction in capacity of other pipelines that connect with our suppliers’ pipelines or our pipelines due to testing, line repair, reduced operating pressures, or other causes could result in reduced volumes of refined product supplied to our marketing business. A reduction in the volume of refined products supplied to our marketing segment could adversely affect our sales and earnings.

An increase in competition and/or reduction in demand in the market in which we sell our refined products could lower prices and adversely affect our sales and profitability.

Our Tyler refinery is currently the only supplier of a full range of refined petroleum products within a radius of approximately 100 miles of its location and there are no competitive fuel loading terminals within approximately 90 miles of our San Angelo terminal. If competitors commence operations within these niche markets, we could lose our niche market advantage, which could have a material adverse effect on our business, financial condition and results of operations. For example, a third party operator has announced its intention to reopen the refined products terminal in Big Sandy, Texas formerly operated by Chevron. If the Big Sandy terminal resumes marketing products that compete with our Tyler products, sales at our Tyler terminal may be negatively impacted.

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

During the year ended December 31, 2010, we obtained most of our supply of refined products for our marketing segment under contracts that contain provisions that mitigate the market price risk inherent in the purchase and sale of refined products. We cannot assure you that in the future we will be able to negotiate similar market price protections in other contracts that we enter into for the supply of refined products or ethanol. To the extent that we purchase inventory at prices that do not compare favorably to the prices at which we are able to sell refined products, our sales and margins may be adversely affected.

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

We may seek to diversify our retail fuel and convenience store operations by entering new geographic areas, which may present operational and competitive challenges.

Since our inception, we have grown our retail fuel and convenience store operations primarily by acquiring stores in the southeastern United States. In the future, we may seek to grow by selectively operating stores in geographic areas other than those in which we currently operate, or in which we currently have a relatively small number of stores. This growth strategy would present numerous operational and competitive challenges to our senior management and employees and would place significant pressure on our operating systems. In addition, we cannot assure you that consumers located in the regions in which we may expand our operations would be as receptive to our stores as consumers in our existing markets. The success of our development plans will depend in part upon our ability to:

•	select, and compete successfully in, new markets;

•	obtain suitable sites at acceptable costs;

•	identify and contract with financially stable developers;

•	realize an acceptable return on the capital invested in new facilities;

•	hire, train, and retain qualified personnel;

•	integrate new retail fuel and convenience stores into our existing distribution, inventory control, and information systems;

•	expand relationships with our suppliers or develop relationships with new suppliers; and

•	secure adequate financing, to the extent required.

We cannot assure you that we will achieve our development goals, manage our growth effectively, or operate our existing and new retail fuel and convenience stores profitability. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

We purchase a majority of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, Core-Mark International, Inc., including approximately 59% of such merchandise during the year ended December 31, 2010. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship or pricing with our principal merchandise supplier could lead to an increase in our cost of goods or a reduction in the reliability of timely deliveries and could have a material adverse effect on our business, financial condition and results of operations.

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

A substantial portion of the Tyler refinery workforce is unionized, and we may face labor disruptions that would interfere with our operations.

As of December 31, 2010, we employed 283 people at our Tyler refinery and pipeline. From among these employees, 150 of our operations and maintenance hourly employees and 40 truck drivers at the Tyler refinery were covered by separate collective bargaining agreements which each expire on January 31, 2012. Although these collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure you that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on fuel sales at our retail fuel and convenience stores which makes us susceptible to increases in the cost of gasoline and interruptions in fuel supply.

Net fuel sales at stores representing the continuing operations of our retail segment represented approximately 76%, 73% and 80% of total net sales of our retail segment for 2010, 2009 and 2008 respectively. Our dependence on fuel sales makes us susceptible to increases in the cost of gasoline and diesel fuel. As a result, fuel profit margins have a significant impact on our earnings. The volume of fuel sold by us and our fuel profit margins are affected by numerous factors beyond our control, including the supply and demand for fuel, volatility in the wholesale fuel market and the pricing policies of competitors in local markets. Although we can rapidly adjust our pump prices to reflect higher fuel costs, a material increase in the price of fuel could adversely affect demand. A material, sudden increase in the cost of fuel that causes our fuel sales to decline could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on fuel sales also makes us susceptible to interruptions in fuel supply. Fuel from the U.S. Gulf Coast transported to us through the Colonial and Plantation pipelines is the primary source of fuel supply for the majority of our retail fuel and convenience stores. For example, at December 31, 2010, fuel transported to us through these pipelines was the primary source of fuel supply for approximately 86% of our stores. To mitigate the risks of cost volatility, we typically have no more than a five day supply of fuel at each of our stores. Our fuel contracts do not guarantee an uninterrupted, unlimited supply in the event of a shortage. Gasoline sales generate customer traffic to our retail fuel and convenience stores. As a result, decreases in gasoline sales, in the event of a shortage or otherwise, could adversely affect our merchandise sales. A serious interruption in the supply of gasoline could have a material adverse effect on our business, financial condition and results of operations.

If there is negative publicity concerning the Shell, Exxon, BP, Marathon and Conoco brand names, fuel and merchandise sales at certain of our stores may suffer.

We are an independent retailer of fuel that markets some of our products under the major oil company brands Shell, Exxon, BP, Marathon and Conoco. Fuel sold under these major brands represented approximately 37.4% of total fuel sales volume for our retail segment during the year ended December 31, 2010. Negative publicity concerning any of these major oil companies could adversely affect fuel and merchandise sales volumes in our retail segment. For example, the Deepwater Horizon accident in the Gulf of Mexico in April 2010 has resulted in consumer boycotts of independent retailers of BP branded fuels. Fuel sold under the BP brand represented approximately 13.7% of total fuel sales volume for our retail segment during the year ended December 31, 2010. If negative publicity pertaining to BP or any of the other major brands adversely affects our sales volumes, it could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we evaluate the creditworthiness of each of our counterparties but we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition. The deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties) could expose us to an increased risk of nonpayment or other default under our contracts with them. If a material counterparty (or counterparties) default on their obligations to us, this could materially adversely affect our financial condition, results of operations or cash flows.

Due to our minority ownership position in Lion Oil Company, we cannot control the operations of the El Dorado refinery or the corporate and management policies of Lion Oil.

As of December 31, 2010, we owned approximately 34.6% of the issued and outstanding common stock of Lion Oil Company, a privately held Arkansas corporation that owns and operates a refinery in El Dorado, Arkansas. Approximately 53.7% of the issued and outstanding common stock of Lion Oil is owned by one shareholder. This controlling shareholder is party to a management agreement with Lion Oil and, due to its majority equity ownership position, is able to elect a majority of the Lion Oil board of directors. As a result of our minority ownership position and the controlling shareholder’s majority equity ownership position and contractual management rights, we are unable to control or influence the operations of the refinery in El Dorado, Arkansas.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology systems across our operations, including for management of our supply chain, point of sale processing at our sites, and various other processes and transactions. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal credit information. In addition, the systems currently used for certain transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put certain payment card data at risk, and these systems are determined and controlled by the payment card industry, and not by us. In recent years, several retailers have experienced data breaches resulting in the exposure of sensitive customer data, including payment card information. Any compromise or breach of our information and payment technology systems could cause interruptions in our operations, damage our reputation, reduce our customers’ willingness to visit our sites and conduct business with us or expose us to litigation from customer or sanctions from the payment card industry. Further, the failure of these systems to operate effectively, or problems we may experience with transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.

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

On the date of this report, four of our seven directors reside in the State of Israel. As a result, you may have difficulty serving legal process within the United States upon any of these persons. You may also have difficulty enforcing, both in and outside the United States, judgments you may obtain in United States courts against these persons in any action, including actions based upon the civil liability provisions of United States federal or state securities laws, because a substantial portion of the assets of these directors is located outside of the United States. Furthermore, there is substantial doubt that the courts of the State of Israel would enter judgments in original actions brought in those courts predicated on U.S. federal or state securities laws.

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

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic and stock market conditions;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	future sales of our common stock;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	sales of common stock by us, our senior officers or our affiliates; and

•	the other factors described in these “Risk Factors.”

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

At December 31, 2010, Delek Group beneficially owned approximately 73% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Sharon, will continue to be able to control the election of our directors, influence our corporate and management policies (including the declaration of dividends) and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. So long as Delek Group continues to own a significant amount of the outstanding shares of our common stock, Delek Group will continue to be able to influence or effectively control our decisions, including whether to pursue or consummate potential mergers or acquisitions, asset sales, and other significant corporate transactions. We cannot assure you that the interests of Delek Group will coincide with the interests of other holders of our common stock.

Future sales of shares of our common stock could depress the price of our common stock.

The market price of our common stock could decline as a result of the introduction of a large number of shares of our common stock into the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2010, 39,736,432 shares of our common stock were controlled by Delek Group. In accordance with Delek Group’s registration rights agreement with us, these 39,736,432 shares have been registered for resale by the selling stockholders, in one or more transactions, at their discretion in the future.

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

We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Our ability to receive dividends and other cash payments from our subsidiaries is restricted under the terms of their respective credit facilities. For example, under the terms of their credit facilities, our subsidiaries are subject to certain customary covenants that limit their ability to, subject to certain exceptions as defined in their respective credit agreements, remit cash to, distribute assets to, or make investments in, us as the parent company. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other cash payments, to us. The declaration of future dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay quarterly cash dividends on our common stock at an annual rate of $0.15 per share, we cannot assure you that any dividends will be paid in the anticipated amounts and frequency set forth herein, if at all.

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

As of December 31, 2010, we owned the real estate at 235 company operated retail fuel and convenience store locations, and leased the real property at 177 company operated stores. In addition to these stores, we own or lease 14 locations that were either leased or subleased to third party dealers; 43 other dealer sites are owned or leased independently by dealers.

The following table summarizes the real estate position of our retail segment.

	Number of		Dealer Sites
	Company		Not Owned			Remaining	Remaining
	Operated	Number of	Nor Leased	Number of	Number of	Lease Term	Lease Term
State	Sites	Dealer Sites	By Us	Owned Sites	Leased Sites	< 3 Years(1)	> 3 Years(1)

Tennessee	221	16	11	126	100	61	39
Alabama	88	37	31	59	35	16	19
Georgia	77	4	1	44	36	27	9
Arkansas	11	—	—	8	3	2	1
Virginia	9	—	—	1	8	3	5
Kentucky	3	—	—	1	2	1	1
Mississippi	2	—	—	2	—	—	—
Louisiana	1	—	—	—	1	—	1

Total	412	57	43	241	185	110	75

(1)	Includes options renewable at our discretion; measured as of December 31, 2010.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “DK.” The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period and dividends issued since January 1, 2009:

			Regular Dividends	Special Dividends
Period	High Sales Price	Low Sales Price	Per Common Share	Per Common Share

2009
First Quarter	$11.61	$5.27	$0.0375	None
Second Quarter	$12.41	$7.92	$0.0375	None
Third Quarter	$9.20	$6.84	$0.0375	None
Fourth Quarter	$8.70	$5.65	$0.0375	None
2010
First Quarter	$8.44	$6.56	$0.0375	None
Second Quarter	$8.25	$6.06	$0.0375	None
Third Quarter	$7.78	$6.22	$0.0375	None
Fourth Quarter	$7.64	$6.65	$0.0375	None

In connection with our initial public offering in May 2006, our Board of Directors announced its intention to pay a regular quarterly cash dividend of $0.0375 per share of our common stock beginning in the fourth quarter of 2006. The dividends paid in 2010 and 2009 totaled approximately $8.4 million and $8.1 million, respectively. As of the date of this filing, we intend to continue to pay quarterly cash dividends on our common stock at the same annual rate of $0.15 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our Board of Directors deems relevant. Except as represented in the table above, we have paid no other cash dividends on our common stock during the two most recent fiscal years.

Holders

As of March 4, 2011, there were approximately 12 common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

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

	Year Ended December 31,
	2010	2009	2008(1)	2007(1)	2006(1)(2)(3)
	(In millions, except share and per share data)

Statement of Operations Data:
Net sales:
Refining	$1,683.2	$882.1	$2,091.8	$1,694.3	$1,598.6
Marketing	504.4	374.4	745.5	626.6	221.6
Retail	1,592.3	1,421.5	1,885.7	1,672.9	1,294.9
Other	(24.3)	(11.3)	0.7	0.4	0.3

Total net sales	3,755.6	2,666.7	4,723.7	3,994.2	3,115.4

Operating costs and expenses:
Cost of goods sold	3,412.9	2,394.1	4,308.1	3,539.3	2,734.2
Operating expenses	229.5	219.0	240.8	213.8	169.0
Insurance proceeds — business interruption	(12.8)	(64.1)	—	—	—
Property damage proceeds, net	(4.0)	(40.3)	—	—	—
Impairment of goodwill	—	7.0	11.2	—	—
General and administrative expenses	59.0	64.3	57.0	54.1	37.6
Depreciation and amortization	61.1	52.4	41.3	32.1	21.8
Loss (gain) on sales of assets	0.7	2.9	(6.8)	—	—
Unrealized gain on forward contract hedging activities(4)	—	—	—	(0.1)	—

Total operating costs and expenses	3,746.4	2,635.3	4,651.6	3,839.2	2,962.6

Operating income	9.2	31.4	72.1	155.0	152.8

Interest expense	34.1	25.5	23.7	30.6	24.2
Interest income	—	(0.1)	(2.1)	(9.3)	(7.2)
Interest expense to related parties	—	—	—	—	1.0
Loss from minority investment(5)	—	—	7.9	0.8	—
Impairment of minority investment	60.0	—	—	—	—
Gain on extinguishment of debt	—	—	(1.6)	—	—
Other expenses, net	—	0.6	1.0	2.4	0.2

Total non-operating expenses, net	94.1	26.0	28.9	24.5	18.2

(Loss) income from continuing operations before income taxes	(84.9)	5.4	43.2	130.5	134.6
Income tax (benefit) expense	(5.0)	3.1	18.6	35.0	43.1

(Loss) income from continuing operations	(79.9)	2.3	24.6	95.5	91.5
(Loss) income from discontinued operations, net of tax	—	(1.6)	1.9	0.9	1.5

Net (loss) income	$(79.9)	$0.7	$26.5	$96.4	$93.0

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(1.47)	$0.04	$0.47	$1.83	$1.94
(Loss) income from discontinued operations	—	(0.03)	0.03	0.02	0.04

Basic (loss) earnings per share	$(1.47)	$0.01	$0.50	$1.85	$1.98

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(1.47)	$0.04	$0.46	$1.81	$1.91
(Loss) income from discontinued operations	—	(0.03)	0.03	0.01	0.03

Diluted (loss) earnings per share	$(1.47)	$0.01	$0.49	$1.82	$1.94

Weighted average shares, basic	54,264,763	53,693,258	53,675,145	52,077,893	47,077,369

Weighted average shares, diluted	54,264,763	54,484,969	54,401,747	52,850,231	47,915,962

Dividends declared per common share outstanding	$0.15	$0.15	$0.15	$0.54	$0.04

	Year Ended December 31,
	2010	2009	2008(1)	2007(1)	2006(1)
	(In millions)

Cash Flow Data:
Cash flows provided by operating activities	$71.0	$137.8	$28.6	$179.6	$109.5
Cash flows used in investing activities	(44.5)	(102.9)	(39.4)	(221.8)	(250.7)
Cash flows (used in) provided by financing activities	(45.8)	18.2	(78.9)	45.6	180.2

Net (decrease) increase in cash and cash equivalents	$(19.3)	$53.1	$(89.7)	$3.4	$39.0

	December 31,
	2010	2009	2008(1)	2007(1)	2006(1)
	(In millions)

Balance Sheet Data:
Cash and cash equivalents	$49.1	$68.4	$15.3	$105.0	$101.6
Short-term investments	—	—	—	44.4	73.2
Total current assets	299.4	311.6	194.0	468.6	433.3
Property, plant and equipment, net	680.1	692.0	586.6	525.5	403.6
Total assets	1,144.6	1,223.0	1,017.2	1,244.3	949.4
Total current liabilities	292.5	322.2	186.2	305.0	230.9
Total debt, including current maturities	295.8	317.1	286.0	355.2	286.6
Total non-current liabilities	408.8	369.8	297.2	426.8	336.3
Total shareholders’ equity	443.3	531.0	533.8	512.5	382.2
Total liabilities and shareholders’ equity	1,144.6	1,223.0	1,017.2	1,244.3	949.4

(1)	Operating results for 2008, 2007 and 2006 have been restated to reflect the reclassification of the retail segment’s remaining nine Virginia stores back to normal operations.

(2)	Refinery segment operating results reflect certain reclassifications made to conform prior year balances to current year financial statement presentation. Sales of intermediate feedstock sales have been reclassified to net sales which had previously been presented on a net basis in cost of goods sold. Certain pipeline expenses previously presented in cost of goods sold have been reclassified to operating expenses, general and administrative expenses and depreciation. These reclassifications had no effect on either net income or shareholders’ equity, as previously reported.

(3)	Effective August 1, 2006, marketing operations were initiated in conjunction with the acquisition of the Pride assets.

(4)	To mitigate the risks of changes in the market price of crude oil and refined petroleum products, from time to time we enter into forward contracts to fix the purchase price of crude and sales price of specific refined petroleum products for a predetermined number of units at a future date.

(5)	Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting. See Note 6 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data of this Annual Report on 10-K for further information.

Segment Data(1):

	As of and for the Year Ended December 31, 2010
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$1,678.2	$1,592.3	$484.3	$0.8	$3,755.6
Intercompany marketing fees and sales	5.0	—	20.1	(25.1)	—
Operating costs and expenses:
Cost of goods sold	1,546.8	1,405.2	476.7	(15.8)	3,412.9
Operating expenses	101.4	134.7	2.9	(9.5)	229.5
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage proceeds, net	(4.0)	—	—	—	(4.0)

Segment contribution margin	$51.8	$52.4	$24.8	$1.0	130.0

General and administrative expenses					59.0
Depreciation and amortization					61.1
Loss on disposal of assets					0.7

Operating income					$9.2

Total assets	$545.1	$420.6	$65.2	$113.7	$1,144.6

Capital spending (excluding business combinations)	$42.3	$14.4	$—	$0.1	$56.8

	As of and for the Year Ended December 31, 2009
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$887.7	$1,421.5	$356.8	$0.7	$2,666.7
Intercompany marketing fees and sales	(5.6)	—	17.6	(12.0)	—
Operating costs and expenses:
Cost of goods sold	809.6	1,240.8	349.5	(5.8)	2,394.1
Operating expenses	85.9	138.5	1.2	(6.6)	219.0
Impairment of goodwill	—	7.0	—	—	7.0
Insurance proceeds — business interruption	(64.1)	—	—	—	(64.1)
Property damage proceeds, net	(40.3)	—	—	—	(40.3)

Segment contribution margin	$91.0	$35.2	$23.7	$1.1	151.0

General and administrative expenses					64.3
Depreciation and amortization					52.4
Loss on disposal of assets					2.9

Operating income					$31.4

Total assets	$573.8	$430.0	$62.3	$156.9	$1,223.0

Capital spending (excluding business combinations)	$155.1	$14.3	$0.5	$0.1	$170.0

	As of and for the Year Ended December 31, 2008
				Corporate,
				Other and
	Refining	Retail(2)	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$2,105.6	$1,885.7	$731.7	$0.7	$4,723.7
Intercompany marketing fees and sales	(13.8)	—	13.8	—	—
Operating costs and expenses:
Cost of goods sold	1,921.3	1,673.4	721.2	(7.8)	4,308.1
Operating expenses	96.9	142.9	1.0	—	240.8
Impairment of goodwill	—	11.2	—	—	11.2

Segment contribution margin	$73.6	$58.2	$23.3	$8.5	163.6

General and administrative expenses					57.0
Depreciation and amortization					41.3
Gain on sales of assets					(6.8)

Operating income					$72.1

Total assets	$348.4	$464.8	$55.3	$148.7	$1,017.2

Capital spending (excluding business combinations)	$82.9	$18.6	$0.9	$—	$102.4

(1)	Accounting Standards Codification (“ASC”) 280, Segment Reporting, requires disclosure of a measure of segment profit or loss. We measure the operating performance of each segment based on segment contribution margin. We define segment contribution margin as net sales less cost of goods sold and operating expenses, excluding depreciation and amortization.

For the retail segment, cost of goods sold comprises the costs of specific products sold. Operating expenses include costs such as wages of employees at the stores, lease expense for the stores, utility expense for the stores and other costs of operating the stores, excluding depreciation and amortization.

For the refining segment, cost of goods sold includes all the costs of crude oil, feedstocks and external costs. Operating expenses include the costs associated with the actual operations of the Tyler refinery, excluding depreciation and amortization.

For the marketing segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned terminals, excluding depreciation and amortization, terminaling expense at third-party locations and pipeline maintenance costs.

(2)	Retail operating results for 2008 have been restated to reflect the reclassification of the remaining nine Virginia stores back to normal operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	diminishment of value in long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the heading “Management’s Discussion and Analysis” and in our other filings with the SEC.

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

Overview

We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (“bpd”), along with an associated light products loading facility. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and owns and/or operates crude oil pipelines and associated tank farms in east Texas. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 412 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia. Additionally, we own a minority interest in Lion Oil Company, a privately-held Arkansas corporation, which operates a 80,000 bpd moderate complexity crude oil refinery located in El Dorado, Arkansas and other pipeline and product terminals.

Our profitability in the refining segment is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from the Tyler refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include the cost of crude, our primary feedstock, the Tyler refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while any changes in the cost of crude oil, are reflected in the price of light refined products, the value of heavier products, such as coke, carbon black oil (“CBO”), and liquefied petroleum gas (“LPG”) have not moved in parallel with crude cost. This causes additional pressure on our realized margins.

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

An event in our refining segment which has spanned the three year period discussed was an explosion and fire, which occurred at the Tyler refinery on November 20, 2008. The explosion and fire caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. The Tyler refinery was subject to a gradual, monitored restart in May 2009, culminating in a full resumption of operations on May 18, 2009. We settled all outstanding property damage and business interruption insurance claims in 2010.

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

Strategic Initiatives

We are committed to enhancing shareholder value while maintaining financial stability and flexibility by continuing to:

•	focus on health, safety and environmental compliance;

•	provide value to our customers and employees by delivering a high level of customer service standards;

•	demonstrate a prudent and scalable capital structure;

•	repair, modernize, grow and improve the profitability of our operations through carefully evaluated capital investments; and

•	pursue acquisition opportunities that strengthen our core markets and leverage our core competencies.

In pursuit of the foregoing goals, the following represent certain significant accomplishments in 2010:

•	Throughout 2010, we completed several capital projects at the Tyler refinery, including the fractionation section of the Mobile Source Air Toxics (“MSAT”) II compliance project, which allows for reduced benzene content in gasoline; construction of a new warehouse and maintenance shops, which improves the safety of the Tyler refinery employees; and improvements to tankage, lines and loading systems to increase the amounts and types of renewable fuels we can blend at the Tyler refinery.

•	In March 2010, the Tyler refinery began wide-scale training on Dupont’s Safety Observations Program as part of a new initiative to promote an improved safety culture.

•	Revitalized our promotional marketing to defined bi-monthly period which both capture consumer interest and frequently attach to a charitable event or cause. We have labeled this initiative the “WOW” promotion.

•	Obtained long-term financing in the form of revolving credit facilities for both our refining and retail segments, which ensure continued access to needed liquidity in our operations.

•	Extended the maturity dates on $144.0 million in promissory notes.

•	During 2010, we paid dividends totaling $8.4 million to our shareholders.

Market Trends

Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum price is our primary source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell.

We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in volatility in the price of crude oil which outpaced product prices in 2010, 2009 and 2008. The average price of crude oil in 2010, 2009 and 2008 was $79.50, $61.93 and $99.73 per barrel, respectively. The U.S. Gulf Coast crack spread ranged from a high of $14.26 per barrel to a low of $4.58 per barrel during 2010 and averaged $7.93 per barrel during 2010 compared to an average of $6.92 in 2009 and $10.27 per barrel in 2008.

We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $1.83 per gallon to a high of $2.41 per gallon in 2010 and averaged $2.07 per gallon in 2010, which compares to averages of $1.65 per gallon in 2009 and $2.49 per gallon in 2008. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise sales and margins. Finally, the higher cost of fuel has resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.

The cost of natural gas used for fuel in our Tyler refinery has also shown historic volatility. Our average cost of natural gas increased to $4.34 per million British Thermal Units (“MMBTU”) in 2010 from $3.72 per million MMBTU in 2009 and $9.22 per MMBTU in 2008.

As part of our overall business strategy, management determines the cost to store crude, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude or other intermediate feedstocks based on various factors, including the crude pricing market in the Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude vendors, and any other factors which may impact the costs of crude. At the end of 2010, our crude inventory increased by approximately 120,000 barrels due to unplanned maintenance at the refinery. At the end of 2009, we reduced our crude inventory, primarily because of the limited refined product margin at that time.

Factors Affecting Comparability

The comparability of our results of operations for the year ended December 31, 2010 as compared to the years ended December 31, 2009 and 2008 was affected by the following factors:

•	The receipt of $4.0 million and $40.3 million, respectively, of property damage insurance proceeds, net of expenses, for the years ended December 31, 2010 and 2009, due to the November 20, 2008 explosion and fire at the Tyler refinery;

•	the explosion and fire at the Tyler refinery on November 20, 2008, which shut down operations at the Tyler refinery for a portion of each of the years ended December 31, 2009 and 2008. Operations fully resumed on May 18, 2009;

•	the change in the accounting for the investment in Lion Oil from the equity method to the cost method beginning October 2008;

•	the addition of ethanol blending at our refining segment in 2008.

Results of Operations

Consolidated Results of Operations — Comparison of the Year Ended December 31, 2010 versus the Year Ended December 31, 2009

In the fiscal years ended December 31, 2010 and 2009, we generated net sales of $3,755.6 million and $2,666.7 million, respectively. The $1,088.9 million, or 40.8%, increase in net sales is primarily attributed to higher sales volume at the Tyler refinery due to the resumption of operations after the November 20, 2008 explosion and fire that led to the suspension of operations at the Tyler refinery for the period from November 20, 2008 to May 18, 2009 and higher sales prices due to an increase in commodity prices at all three of our operating segments.

Cost of goods sold was $3,412.9 million in 2010 compared to $2,394.1 million in 2009, an increase of $1,018.8 million or 42.6%. This increase is primarily attributable to higher costs of crude and sales volumes at the Tyler refinery, higher fuel costs at the retail segment and higher product cost per barrel at the marketing segment.

Operating expenses were $229.5 million in 2010 compared to $219.0 million in 2009, an increase of $10.5 million or 4.8%. This increase was primarily driven by the resumption of operations at the Tyler refinery, as well as increased expenses at the refining segment associated with maintenance performed at the Tyler refinery in the third quarter of 2010. These increases were partially offset by a decrease in operating expenses at our retail segment due to a reduction in our retail and convenience store count in 2010 from 2009.

During the year ended December 31, 2010, we recognized income from insurance proceeds of $17.0 million related to the November 20, 2008 explosion and fire at the Tyler refinery, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage. We also recorded expenses during the year ended December 31, 2010 of $0.2 million, resulting in a net gain of $4.0 million related to property damage proceeds. During the year ended December 31, 2009, we recorded insurance proceeds of $116.0 million, of which $64.1 million was included as business interruption proceeds and $51.9 million was included as property damage proceeds. We also recorded expenses of $11.6 million, resulting in a net gain of $40.3 million related to property damage proceeds.

Goodwill impairment was $7.0 million in 2009 and relates to the write-off of goodwill associated with our purchase of stores from Fast Petroleum, Inc. and affiliates (Fast stores). The impairment taken in 2009 was based on our annual impairment testing performed in the fourth quarter. Our annual impairment testing performed in the fourth quarter of 2010 did not result in goodwill impairment.

General and administrative expenses were $59.0 million in 2010 compared to $64.3 million in 2009, a decrease of $5.3 million, or 8.2%. The overall decrease was primarily due to costs related to potential acquisitions that were incurred during 2009 and a decrease in legal expenses.

Depreciation and amortization was $61.1 million in 2010 compared to $52.4 million in 2009, an increase of $8.7 million or 16.6%. This increase was primarily due to several projects that were placed in service at the Tyler refinery in the second half of 2009, including the saturates gas plant rebuild, the 2009 turnaround activities and certain crude optimization projects.

Loss on sale of assets was $0.7 million in 2010 compared to $2.9 million in 2009. In 2010, the retail segment sold twelve retail fuel and convenience stores and one dealer location for a net loss of $0.7 million. In 2009, the retail segment sold 24 non-core real estate assets during the third and fourth quarters for a net loss of $2.9 million.

Interest expense was $34.1 million in 2010 compared to $25.5 million in 2009, an increase of $8.6 million. This increase was due to higher amortization of deferred financing charges and higher interest rates under several of our credit facilities which have been refinanced or amended during 2010 and the greater use of our refining segment’s ABL credit facility to issue letters of credit for crude oil purchases compared to 2009 when the Tyler refinery was not operating for a significant portion of the period. We also did not have any significant refinery projects in process during 2010, so little capitalization of interest expense occurred, whereas we had a significant capitalization of interest expense in 2009. Interest income was nominal in 2010, as compared to $0.1 million for 2009.

Impairment of minority investment was $60.0 million in 2010. In the fourth quarter of 2010, an evaluation of publicly disclosed transactions in the refining sector, in conjunction with our internal reviews of potential transactions, indicated a need to evaluate our cost-method investment for possible diminishment of fair value. Therefore, we performed an evaluation of the fair value of our minority investment which resulted in the need to recognize a $60.0 million impairment of our minority investment in the fourth quarter of 2010. No impairment of our minority investment was necessary in 2009.

Other operating expenses, net, were $0.6 million in 2009. In the second quarter of 2009, we exchanged our auction rate securities investment for shares of common stock in Bank of America to be held as available for sale securities. This conversion resulted in a loss of $2.0 million. In the third quarter of 2009, we sold the common stock of Bank of America. This sale resulted in a gain of $1.4 million, which partially offset the loss recognized on conversion. There were no other operating expenses in 2010.

Income tax (benefit) expense was $(5.0) million in 2010 compared to $3.1 million in 2009, a decrease of $8.1 million. This decrease was primarily due to the net loss in 2010 as compared to income in 2009. Our effective tax rate was 5.9% in 2010, compared to 57.4% in 2009. The decrease in the effective tax rate was primarily due to a valuation allowance related to the impairment of our minority investment in 2010, adjustments to our valuation allowances on deferred tax assets in 2009, which increased our 2009 expense, and the goodwill impairment recognized in the fourth quarter of 2009, a portion of which was non-deductible for tax purposes.

Loss from discontinued operations was $1.6 million in 2009 and relates to the operations of the 27 Virginia stores classified as discontinued operations. As of December 31, 2009 there were no remaining assets held for sale and, therefore, there was no income or loss from discontinued operations in 2010.

Consolidated Results of Operations — Comparison of the Year Ended December 31, 2009 versus the Year Ended December 31, 2008

In the fiscal years ended December 31, 2009 and 2008, we generated net sales of $2,666.7 million and $4,723.7 million, respectively. The $2,057.0 million, or 43.5%, decrease in net sales is primarily attributed to lower sales volume at the Tyler refinery due to the November 20, 2008 explosion and fire that led to the suspension of operations at the Tyler refinery for the period from November 20, 2008 to May 18, 2009 and lower sales prices due to a reduction in commodity prices at all three of our operating segments.

Cost of goods sold was $2,394.1 million in 2009 compared to $4,308.1 million in 2008, a decrease of $1,914.0 million or 44.4%. This decrease is primarily attributable to lower costs of crude and sales volumes at the Tyler refinery, lower fuel costs at the retail segment and lower product cost per barrel at the marketing segment.

Operating expenses were $219.0 million in 2009 compared to $240.8 million in 2008, a decrease of $21.8 million or 9.1%. This decrease was primarily driven by lower natural gas and electricity rates in the refining segment and lower credit card expenses at the retail segment.

During the year ended December 31, 2009, we recorded insurance proceeds of $116.0 million related to the November 20, 2008 explosion and fire at the Tyler refinery, of which $64.1 million was included as business interruption proceeds and $51.9 million was included as property damage proceeds. We also recorded expenses of $11.6 million, resulting in a net gain of $40.3 million related to property damage proceeds.

Goodwill impairment was $7.0 million in 2009 and relates to the write-off of goodwill associated with our purchase of the Fast stores. Goodwill impairment was $11.2 million in 2008 and relates to the write-off of goodwill associated with our purchase of stores from Calfee Company of Dalton, Inc. and affiliates (“Calfee stores”). The impairments taken in both 2009 and 2008 were based on our annual impairment testing performed in the fourth quarter of each year.

General and administrative expenses were $64.3 million in 2009 compared to $57.0 million in 2008, an increase of $7.3 million, or 12.8%. The overall increase was primarily due to an increase in legal fees associated with the November 20, 2008 explosion and fire at the Tyler refinery and increases in salaried labor and outside services. We do not allocate general and administrative expenses to our operating segments.

Depreciation and amortization was $52.4 million in 2009 compared to $41.3 million in 2008, an increase of $11.1 million or 26.9%. This increase was primarily due to the completion of a full turnaround at the Tyler refinery in the first half of 2009.

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

Refining Segment

The table below sets forth information concerning the Tyler refinery segment operations for 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Days operated in period(1)	365	228	324
Total sales volume (average barrels per day)(1)	53,360	51,823	56,609
Products manufactured (average barrels per day)(1):
Gasoline	30,019	28,707	30,346
Diesel/jet	19,669	19,206	20,857
Petrochemicals, LPG, NGLs	1,623	2,064	1,963
Other	2,012	2,350	2,607

Total production	53,323	52,327	55,773

Refinery throughput (average barrels per day)(1):
Crude oil	50,000	49,304	51,683
Other feedstocks	4,286	4,498	5,239

Total refinery throughput	54,286	53,802	56,922

Per barrel of sales(2):
Refining operating margin(3)	$7.00	$6.14	$9.29
Refining operating margin excluding intercompany marketing fees(4)	7.55	7.07	10.05
Direct operating expenses(5)	5.21	7.28	5.28
Pricing statistics (average for the period presented)(1):
WTI — Cushing crude oil (per barrel)	$79.50	$71.22	$106.95
U.S. Gulf Coast 5-3-2 crack spread (per barrel)	7.93	5.97	11.13
U.S. Gulf Coast unleaded gasoline (per gallon)	2.07	1.87	2.69
Ultra low sulfur diesel (per gallon)	2.16	1.85	3.11
Natural gas (per MMBTU)	4.34	3.71	9.22

(1)	The Tyler refinery did not operate during the period from November 21, 2008 through May 17, 2009 due to the November 20, 2008 explosion and fire. The Tyler refinery resumed full operations on May 18, 2009. Sales volumes for 2009 include minimal sales of intermediate products made prior to the restart of the Tyler refinery. Information is calculated based on the number of days the Tyler refinery was fully operational.

(2)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) divided by the total barrels sold during the period.

(3)	“Operating margin” is defined as refining segment net sales less cost of goods sold.

(4)	“Operating margin excluding intercompany marketing” fees is defined as refining segment net sales less cost of goods sold, adjusted to exclude the fees paid to the marketing segment of $10.6 million, $11.0 million and $13.8 million in the years ended December 31, 2010, 2009 and 2008, respectively.

(5)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.

Refining Segment Operational Comparison of the Year Ended December 31, 2010 versus the Year Ended December 31, 2009

In the fiscal years ended December 31, 2010 and 2009, net sales for the refining segment were $1,683.2 million and $882.1 million, respectively, an increase of $801.1 million, or 90.8%. Total sales volume for 2010 averaged 53,360 barrels per day compared to 51,823 barrels per day in 2009. The increase in total sales was primarily due to the resumption of operations at the Tyler refinery on May 18, 2009 after the November 20, 2008 explosion and fire and an increase in the average sales price of $12.79 per barrel, to $86.42 per barrel sold in 2010 compared to $73.63 per barrel sold in 2009.

Cost of goods sold for our refining segment in 2010 was $1,546.8 million compared to $809.6 million in 2009, an increase of $737.2 million or 91.1%. This cost increase resulted from an increase in the average cost per barrel of $12.58, from $66.84 per barrel in 2009 to $79.42 per barrel in 2010. Further contributing to the increase in cost of goods sold was the increase in sales volume due to the resumption of operations at the Tyler refinery discussed above. Cost of goods sold for 2010 includes a $3.2 million gain on derivative contracts, compared to a gain of $6.6 million in 2009.

Our refining segment has a service agreement with our marketing segment, which among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This fee was $10.6 million in 2010 as compared to $11.0 million in 2009. This service agreement lowered the margin achieved by our refining segment in 2010 by $0.55 per barrel to $7.00 per barrel. Without this fee, the refining segment would have achieved a refining operating margin of $7.55 per barrel in 2010 compared to $7.07 per barrel in 2009. We eliminate this intercompany fee in consolidation.

Operating expenses were $101.4 million in 2010, or $5.21 per barrel sold, compared to $85.9 million in 2009, or $7.28 per barrel sold. The decrease in operating expense per barrel sold was due primarily to the continuation of fixed costs, such as salaries, benefits and utilities despite the suspension of operations for the first 137 days of 2009, as compared to a full year of production in 2010. The overall increase in operating expenses of $15.5 million, or 18.0%, is attributed to the resumption of operations at the Tyler refinery, an increase in equipment rental, maintenance and contractor expenses associated with the maintenance performed on several process units at the Tyler refinery in the third quarter of 2010 and a $2.4 million increase in transportation and pipeline expenses, which are paid to the marketing segment. We eliminate these fees in consolidation.

During the year ended December 31, 2010, we recognized income from insurance proceeds of $17.0 million related to the November 20, 2008 explosion and fire at the Tyler refinery, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage. We also recorded expenses during the year ended December 31, 2010 of $0.2 million, resulting in a net gain of $4.0 million related to property damage proceeds. During the year ended December 31, 2009, we recorded insurance proceeds of $116.0 million, of which $64.1 million was included as business interruption proceeds and $51.9 million was included as property damage proceeds. We also recorded expenses of $11.6 million, resulting in a net gain of $40.3 million related to property damage proceeds.

Contribution margin for the refining segment in 2010 was $51.8 million, or 39.8% of our consolidated contribution margin.

Refining Segment Operational Comparison of the Year Ended December 31, 2009 versus the Year Ended December 31, 2008

In the fiscal years ended December 31, 2009 and 2008 net sales for the refining segment were $882.1 million and $2,091.8 million, respectively, a decrease of $1,209.7 million, or 57.8%. Total sales volume for 2009 averaged 51,823 barrels per day compared to 56,609 barrels per day in 2008. The decrease in total sales volume was primarily due to the November 20, 2008 explosion and fire that led to the suspension of operations at the Tyler refinery for the period from November 20, 2008 to May 17, 2009. The average sales price also decreased by $40.42 per barrel, to $73.63 per barrel sold in 2009 compared to $114.05 per barrel sold in 2008. Although the Tyler refinery’s operations were suspended subsequent to the November 20, 2008 explosion and fire, nominal amounts of intermediates and finished products were sold during the period from November 21, 2008 through May 18, 2009.

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

During the year ended December 31, 2009, we recorded insurance proceeds of $116.0 million related to the November 20, 2008 explosion and fire at the Tyler refinery, of which $64.1 million is included as business interruption proceeds and $51.9 million is included as property damage proceeds. We also recorded expenses of $11.6 million, resulting in a net gain of $40.3 million related to property damage proceeds.

Contribution margin for the refining segment in 2009 was $91.0 million, or 60.3% of our consolidated contribution margin.

Marketing Segment

The table below sets forth certain information concerning our marketing segment for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Days operated in period	365	365	366
Products sold (average barrels per day):
Gasoline	6,419	6,777	7,980
Diesel/jet	7,888	6,552	8,517
Other	47	49	60

Total Sales	14,354	13,378	16,557

Marketing Segment Operational Comparison of the Year Ended December 31, 2010 versus the Year Ended December 31, 2009

Net sales for the marketing segment were $504.4 million and $374.4 million in the years ended December 31, 2010 and 2009, respectively, an increase of $130.0 million or 34.7%. Total sales volume averaged 14,354 barrels per day in 2010 and 13,378 barrels per day in 2009. The average sales price per gallon of gasoline increased to $2.15 per gallon in 2010, from $1.73 per gallon in 2009. The average sales price per gallon of diesel also increased to $2.25 per gallon in 2010, from $1.75 per gallon in 2009. The increase in sales volumes during 2010 can be attributed primarily to an increase in diesel sales volumes attributed to higher demand for distillate products in west Texas. Net sales included $10.6 million and $11.0 million, respectively, of service fees in 2010 and 2009 and $9.5 million and $6.6 million, respectively, in transportation and storage fees in 2010 and 2009. These fees were paid by our refining segment to our marketing segment and are eliminated in consolidation. The service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing marketing, sales and customer support services. The transportation and storage fees are based on the number of barrels of crude transferred to the Tyler refinery from certain pipelines owned and leased by the marketing segment, plus a set monthly storage fee.

Cost of goods sold was $476.7 million in 2010, or $90.99 per barrel sold compared to $349.5 million in 2009, or $71.58 per barrel sold, an increase of $127.2 million or 36.4%. Average gross margin was $3.49 and $3.75 per barrel in 2010 and 2009, respectively. We recognized a gain (loss) of $0.6 million and $(2.1) million in 2010 and 2009, respectively, associated with the settlement of nomination differences under a long-term purchase contract and finished grade fuel derivatives.

Operating expenses in the marketing segment were $2.9 million and $1.2 million, respectively in 2010 and 2009. Operating expenses increased due to the intercompany sale of certain pipeline assets from our refining segment to our marketing segment on March 31, 2009. Operating expenses associated with these assets amounted to $2.0 million in 2010.

Contribution margin for the marketing segment in 2010 was $24.8 million, or 19.1% of our consolidated segment contribution margin.

Marketing Segment Operational Comparison of the Year Ended December 31, 2009 versus the Year Ended December 31, 2008

Net sales for the marketing segment were $374.4 million and $745.5 million in the years ended December 31, 2009 and 2008, respectively, a decrease of $371.1 million or 49.8%. Total sales volume averaged 13,378 barrels per day in 2009 and 16,557 barrels per day in 2008. The average sales price per gallon of gasoline decreased to $1.73 per gallon in 2009, from $2.73 per gallon in 2008. The average sales price per gallon of diesel also decreased to $1.75 per gallon in 2009, from $3.08 per gallon in 2008. The decrease in sales volumes during 2009 can be attributed primarily to a rise in refined product inventory in central Texas. Refined product volumes that are typically shipped by competitors into upper Midwestern markets remained in central Texas during the period, as summer demand in the outside markets declined below historical levels. Net sales included $11.0 million and $13.8 million, respectively, of service fees in 2009 and 2008 and $6.6 million in transportation and storage fees for the year ended December 31, 2009. These fees were paid by our refining segment to our marketing segment and are eliminated in consolidation. The service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing marketing, sales and customer support services. The transportation and storage fees are based on the number of barrels of crude transferred to the Tyler refinery from certain pipelines owned and leased by the marketing segment, plus a set monthly storage fee.

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

Retail Segment

The table below sets forth information concerning our retail segment continuing operations for the last three years:

	Year Ended December 31,
	2010	2009	2008

Number of stores (end of period)	412	442	467
Average number of stores	428	459	467
Retail fuel sales (thousands of gallons)	423,509	434,159	435,665
Average retail gallons per average number of stores (in thousands)	990	946	933
Retail fuel margin ($ per gallon)	$0.161	$0.136	$0.198
Merchandise sales (in millions)	$384.1	$385.6	$387.4
Merchandise margin %	30.5%	30.9%	31.7%
Credit expense (% of gross margin)	9.6%	8.6%	9.0%
Merchandise and cash over/short (% of net sales)	0.2%	0.2%	0.2%
Operating expenses/merchandise sales plus total gallons	16.1%	16.3%	16.7%

Retail Segment Operational Comparison of the Year Ended December 31, 2010 versus the Year Ended December 31, 2009

In the fiscal years ended December 31, 2010 and 2009, net sales for our retail segment were $1,592.3 million and $1,421.5 million, respectively, an increase of $170.8 million or 12.0%. Retail fuel sales, excluding wholesale dollars, increased 16.8% to $1,133.9 million in 2010. This increase was due primarily to an increase in retail fuel prices of $0.44 per gallon, to an average price of $2.68 per gallon in 2010 compared to an average price of $2.24 per gallon in 2009. Retail fuel sales were 423.5 million gallons in 2010 compared to 434.2 million gallons in 2009.

Our comparable store merchandise sales increased by 4.3%, primarily in the dairy, snack, beer, cigarette and food service categories. However, overall merchandise sales decreased 0.4% to $384.1 million in 2010 due to the decrease in the number of stores operated during 2010, as compared to 2009.

Cost of goods sold for our retail segment increased 13.2% to $1,405.2 million in 2010 from $1,240.8 million in 2009. This increase was primarily due to the increase in the average cost per gallon of 19.8%, to an average cost of $2.52 per gallon in 2010 compared to an average cost of $2.10 per gallon in 2009.

Operating expenses were $134.7 million in 2010, a decrease of $3.8 million, or 2.7%. This decrease was primarily due to the decrease in the average store count, from 459 in 2009 to 428 in 2010. However, on a same-store basis, operating expenses increased by $3.8 million, or 3.0%, primarily due to increases in salaries and credit expense. The salary increase is primarily due to the introduction of new quick service restaurants into our stores. The ratio of operating expenses to merchandise sales plus total gallons sold in our retail operations decreased to 16.1% in 2010 from 16.3% in 2009.

Goodwill impairment was $7.0 million in 2009 and relates to the write-off of goodwill associated with our purchase of the Fast stores. The impairment taken in 2009 was based on our annual impairment testing performed in the fourth quarter. Our annual impairment testing performed in the fourth quarter of 2010 did not result in goodwill impairment.

Contribution margin for the retail segment in 2010 was $52.4 million, or 40.3% of our consolidated contribution margin.

Retail Segment Operational Comparison of the Year Ended December 31, 2009 versus the Year Ended December 31, 2008

In the fiscal years ended December 31, 2009 and 2008, net sales for our retail segment were $1,421.5 million and $1,885.7 million, respectively, a decrease of $464.2 million or 24.6%. Retail fuel sales, excluding wholesale dollars, decreased 30.2% to $983.0 million in 2009. This decrease was due primarily to a decrease in retail fuel prices of $0.95 per gallon, to an average price of $2.24 per gallon in 2009 compared to an average price of $3.19 per gallon in 2008. Retail fuel sales were 434.2 million gallons in 2009 compared to 435.7 million gallons in 2008.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operating activities and borrowings under our revolving credit facilities, and due to the Tyler refinery incident in the fourth quarter of 2008, business interruption and property damage insurance proceeds covering the period of downtime experienced by the Tyler refinery and the necessary capital expenditures to repair and replace assets damaged in the incident. We believe that our cash flows from operations and borrowings under or refinancing of our current credit facilities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Cash Flow Data:
Cash flows provided by operating activities	$71.0	$137.8	$28.6
Cash flows used in investing activities	(44.5)	(102.9)	(39.4)
Cash flows (used in) provided by financing activities	(45.8)	18.2	(78.9)

Net (decrease) increase in cash and cash equivalents	$(19.3)	$53.1	$(89.7)

Cash Flows from Operating Activities

Net cash provided by operating activities was $71.0 million for 2010 compared to $137.8 million for 2009 and $28.6 million for 2008. The decrease in cash flows from operations in 2010 from 2009 was primarily due to a large increase in accounts payable and other current liabilities in 2009 attributable to the restart of the Tyler refinery, a decrease in deferred income taxes and a net loss of $79.9 million in 2010, as compared to net income of $0.7 million in 2009. Partially offsetting these decreases in operating cash flow was a $20.9 million decrease in inventory and other current assets in 2010, which was driven by the receipt of a $39.6 million federal income tax refund in April 2010 that was receivable as of December 31, 2009.

The increase in cash flows from operations in 2009 from 2008 was primarily due to increases in accounts payable and other current liabilities, partially offset by increases in accounts receivable and inventory, resulting from the resumption of operations of the Tyler refinery in 2009. Further contributing to the increase was an increase in deferred tax liabilities and non-cash losses relating to asset sales and the impairment of our minority investment in 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $44.5 million for 2010 compared to $102.9 million for 2009 and $39.4 million for 2008. The decrease in cash used in investing activities from 2009 to 2010 was primarily due to decrease in capital spending in 2010. The 2009 capital spending primarily relating to the rebuild of the saturates gas plant that was damaged in the November 20, 2008 explosion and fire at the Tyler refinery. Partially offsetting the decrease in cash used was a decrease in property damage insurance proceeds received in 2010, as compared to 2009. The insurance proceeds received in the second quarter of 2010 represent final payments on all outstanding property damage and business interruption insurance claims arising from the November 20, 2008 incident.

Cash used in investing activities in 2010 includes our capital expenditures of approximately $56.8 million, of which $42.3 million was spent on projects at the Tyler refinery, $14.4 million was spent in our retail segment and $0.1 million was spent at the holding company level. During 2010, we spent $38.0 million on regulatory and maintenance projects at the Tyler refinery. In our retail segment, we spent $5.5 million completing several reimaging and “raze and rebuild” projects.

The increase from 2008 to 2009 was primarily due to the increase in capital spending in 2009, primarily relating to the rebuild of the saturates gas plant that was damaged in the November 20, 2008 explosion and fire at the Tyler refinery. Further contributing to the increase was cash of $44.4 million provided by net sales proceeds on short-term investments in 2008, for which there was no comparable activity in 2009.

Cash Flows from Financing Activities

Net cash used in financing activities was $45.8 million, compared to cash provided by financing activities of $18.2 million for 2009 and cash used in financing activities of $78.9 million for 2008. Net cash used in financing activities in 2010 was primarily due to the net repayment of $97.4 million of our debt and capital lease obligations, compared to net repayments of $2.7 million in 2009. These payments were partially offset by net proceeds on our revolving credit facilities of $76.1 million in 2010, compared to $33.8 million in 2009.

Net cash provided by financing activities in 2009 was primarily due to the $33.8 million net increase in our revolving debt, as well as $65.0 million proceeds from a note payable to Delek Petroleum Ltd., a subsidiary of Delek Group (Delek Petroleum). These increases were partially offset by $67.7 million in repayments on our other debt obligations.

Cash Position and Indebtedness

As of December 31, 2010, our total cash and cash equivalents were approximately $49.1 million and we had total indebtedness of approximately $295.8 million. Borrowing availability under our four revolving credit facilities was approximately $168.0 million and we had a total face value of letters of credit issued of $157.0 million.

A summary of our total third party indebtedness as of December 31, 2010 is shown below:

December 31,
2010
(In millions)

MAPCO Revolver	122.1
Fifth Third Revolver	29.0
Promissory notes	144.0
Capital lease obligations	0.7

295.8
Less: Current portion of long-term debt, notes payable and capital lease obligations	14.1

Total long-term debt	$281.7

MAPCO Revolver

On December 23, 2010, we executed a $200.0 million revolving credit facility (“MAPCO Revolver”) that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sublimit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MACPO, Fifth Third Bank as Administrative Agent and the lenders party thereto (Senior Secured Credit Facility). As of December 31, 2010, we had $122.1 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $22.7 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At December 31, 2010, the weighted average borrowing rate was 6.25%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2010, this fee was 0.75% per year. Amounts available under the MAPCO Revolver as of December 31, 2010 were approximately $55.2 million.

Wells ABL

On February 23, 2010, we executed a $300 million asset-based loan (“ABL”) revolving credit facility (“Wells ABL”) that includes (i) a $300 million revolving credit line, (ii) a $30 million swing line loan sub-limit, (iii) a $300 million letter of credit sublimit, and (iv) an accordion feature which permits an increase in facility size of up to $600 million subject to additional lender commitments. The Wells ABL replaced and terminated a $300.0 million ABL revolver with SunTrust. As of December 31, 2010, we had letters of credit issued under the facility totaling approximately $119.8 million and a nominal amount in outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the Wells ABL. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. The Wells ABL matures on February 23, 2014. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At December 31, 2010, the weighted average borrowing rate for the Wells ABL was 5.25%. Additionally, the Wells ABL requires us to pay a credit utilization dependent quarterly fee on the average unused revolving commitment. As of December 31, 2010, this fee was 1.00% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $15.0 million availability reserve requirement, as of December 31, 2010 was $67.3 million.

Fifth Third Revolver

We have a revolving credit facility with Fifth Third Bank (“Fifth Third Revolver”) that carries a credit limit of $75.0 million, including a $35.0 million sub-limit for letters of credit. As of December 31, 2010, we had $29.0 million outstanding borrowings under the facility, as well as letters of credit issued of $12.5 million.

Borrowings under the Fifth Third Revolver are secured by substantially all of the assets of Marketing. The Fifth Third Revolver matures on December 19, 2012. The Fifth Third Revolver bears interest based on predetermined pricing grids that allow us to choose between Base Rate Loans or LIBOR Rate Loans. At December 31, 2010, the weighted average borrowing rate was approximately 3.51%. Additionally, the Fifth Third Revolver requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment. Amounts available under the Fifth Third Revolver as of December 31, 2010 were approximately $33.5 million.

Reliant Bank Revolver

We have a revolving credit agreement with Reliant Bank (“Reliant Bank Revolver”) that provides for unsecured loans of up to $12.0 million. As of December 31, 2010, we had no amounts outstanding under this facility. The Reliant Bank Revolver matures on March 28, 2011 and bears interest at a fixed spread over the 30 day LIBOR rate. As of December 31, 2010, we had $12.0 million available under the Reliant Bank Revolver.

Promissory Notes

On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million with Bank Leumi USA (“Leumi Note”). As of December 31, 2010, we had $50.0 million in outstanding borrowings under the Leumi Note. The Leumi Note replaced and terminated promissory notes with Bank Leumi USA in the original principal amounts of $30 million and $20 million and is secured by our shares in Lion Oil Company. The Leumi Note requires quarterly amortization payments of $2.0 million beginning on April 1, 2011 and matures on October 1, 2013. The Leumi Note bears interest at the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.0%. As of December 31, 2010, the weighted average borrowing rate was 5.00%.

On October 5, 2010, Delek entered into two promissory notes with Israel Discount Bank of New York (“IDB”) in the principal amounts of $30 million and $20 million (collectively the “IDB Notes”). As of December 31, 2010, we had $50.0 million in total outstanding borrowings under the IDB Notes. The IDB Notes replaced and terminated promissory notes with IDB in the original principal amounts of $30 million and $15 million and are secured by our shares in Lion Oil Company. The IDB Notes require quarterly amortization payments totaling $2 million, beginning at the end of the first quarter of 2011. The maturity date of both IDB Notes is December 31, 2013. Both IDB Notes bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. As of December 31, 2010, the weighted average borrowing rate was 5.0% under both IDB Notes.

On September 28, 2010, Delek executed an amended and restated note in favor of Delek Petroleum (“Petroleum Note”) in the principal amount of $44.0 million, replacing a Delek Petroleum note in the original amount of $65.0 million. As of December 31, 2010, $44.0 million was outstanding under the Petroleum Note. The Petroleum Note contains the following provisions: (i) the payment of the principal and interest may be accelerated upon the occurrence and continuance of customary events of default under the note, (ii) Delek is responsible for the payment of any withholding taxes due on interest payments, (iii) the note is unsecured and contains no covenants, and (iv) the note may be repaid at our election in whole or in part at any time without penalty or premium. The Petroleum Note matures on January 1, 2012 and bears interest, payable on a quarterly basis, at 8.25% (net of any applicable withholding taxes).

Restrictive Covenants

Under the terms of our MAPCO Revolver, Wells ABL, Fifth Third Revolver, Reliant Bank Revolver, Leumi Note and IDB Notes, we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we are not required to comply with a fixed charge coverage ratio financial covenant under the Wells ABL during the year ended December 31, 2010, we may be required to comply with the covenant at times when the borrowing base excess availability is less than certain thresholds, as defined in the Wells ABL. We believe we were in compliance with all covenant requirements under each of our facilities as of December 31, 2010.

Certain of our credit facilities also contain limitations at subsidiary levels on the incurrence of additional indebtedness, making of investments, creation of liens, disposition of property, making of restricted payments and transactions with affiliates. Specifically, these covenants may limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares with respect to the equity of our subsidiaries.

Additionally, our subsidiaries are limited in their ability to make investments, including extensions of loans or advances to, or acquisition of equity interests in, or guarantees of obligations of, any other entities.

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for 2010 were $56.8 million, of which $42.3 million was spent in our refining segment, $14.4 million was spent in our retail segment and $0.1 million was spent at the holding company level. Our capital expenditure budget is approximately $74.3 million for 2011. The following table summarizes our actual capital expenditures for 2010 and planned capital expenditures for 2011 by operating segment and major category (in millions):

	Year Ended December 31,
	2011 Forecast	2010 Actual

Refining:
Sustaining maintenance, including turnaround activities	$6.4	$6.0
Regulatory	4.6	32.0
Discretionary projects	14.1	4.3

Refining segment total	25.1	42.3

Marketing:
Discretionary projects	—	—

Marketing segment total	—	—

Retail:
Sustaining maintenance	5.9	5.0
Growth/profit improvement	11.8	3.9
Retrofit/rebrand/re-image	15.1	5.0
Raze and rebuild/land	16.4	0.5

Retail segment total	49.2	14.4

Other	—	0.1

Total capital spending	$74.3	$56.8

In 2011, we plan to spend approximately $49.2 million in the retail segment, $15.1 million of which is expected to consist of the re-imaging of at least 25 existing stores. During 2010, we spent $3.2 million on the reimage of 13 stores and another $1.8 million on other rebranding initiatives. In addition, we plan to spend $16.4 million to build 10 to 20 new prototype locations at existing and new leased sites and $11.8 million on other profit and growth improvements in existing stores in 2011. We expect to spend approximately $4.6 million on regulatory projects in the refining segment in 2011, $0.2 million of which relates to the MSAT II compliance project and another $0.3 million of which relates to the maintenance shop and warehouse relocation project, both of which are discussed further below. We spent $32.0 million on such projects in 2010, primarily on the substantial completion of the MSAT II and maintenance shop and warehouse relocation projects. In addition, we plan to spend approximately $6.4 million on maintenance projects and approximately $14.1 million for other discretionary projects in the refining segment in 2011.

Refining Capital Improvements

In 2010, the main focus of our refining capital improvements program was in regulatory spending; including the completion of the fractionation section of our MSAT II compliance project and the maintenance shop and warehouse relocation project.

The fourth quarter 2008 explosion and fire at the Tyler refinery resulted in a suspension in production from November 20, 2008 through May 18, 2009. In 2009, during this period of refinery shutdown, we moved forward with major unit turnarounds and the portions of the Crude Optimization capital projects which were previously slated to be completed in late 2009. Portions of the Crude Optimization projects were completed in the first half of 2009. We expect the remaining portions of these projects to be completed by the first quarter of 2014.

The details of these projects are discussed below.

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

Maintenance Shop and Warehouse Relocation Project

This project involves the construction of a single, new building outside of potential overpressure zones for personnel working in the existing maintenance shops and warehouse. The purpose of the project is to provide a safer working environment for maintenance and warehouse workers at the Tyler refinery by minimizing the risk of injury due to vapor cloud explosions, fires and releases of hazardous substances. The purchasing department employees will also be relocated to this building due to synergies with the warehouse operation. This project began in 2009 and was completed in 2010.

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

FCC Reactor Revamp.  We plan to modify the fractionation section of the FCC and install a new reactor and catalyst stripper, and make modifications to the riser. In the first half of 2009, we completed the fractionation section modifications, which will accommodate higher conversions expected from the FCC Reactor, once the catalyst section installations are complete. The remainder of this project is expected to be completed by 2014.

The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects to the Tyler refinery. Additionally, the scope and cost of employee or contractor labor expense related with installation of that equipment could increase from our projections.

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below as of December 31, 2010, is set forth in the following table (in millions):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total

Long term debt, notes payable and capital lease obligations	$14.1	$159.2	$122.2	$0.3	$295.8
Interest(1)	17.8	23.5	15.2	0.2	56.7
Operating lease commitments(2)	15.2	25.9	20.9	66.7	128.7
Capital project commitments(3)	—	2.2	—	—	2.2

Total	$47.1	$210.8	$158.3	$67.2	$483.4

(1)	Includes expected interest payments on debt outstanding under credit facilities in place at December 31, 2010. Variable interest is calculated using December 31, 2010 rates.

(2)	Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2010.

(3)	Amounts constitute a minimum obligation that would be required as a penalty payment if a certain capital project is not completed. We have no expectation that this capital project will not be completed.

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

Delek believes the accounting estimate related to the establishment of anticipated year-end LIFO inventory is a critical accounting estimate because it requires management to make assumptions about future production rates in the Tyler refinery, the future buying patterns of our customers, as well as numerous other factors beyond our control including the economic viability of the general economy, weather conditions, the availability of imports, the marketing of competitive fuels and government regulation. The impact of changes in actual performance versus these estimates could be material to the inventories reported on our quarterly balance sheets and the results reported in our quarterly statements of operations could be material. In selecting assumed inventory levels, Delek uses historical trending of production and sales, recognition of current market indicators of future pricing and value, and new regulatory requirements which might impact inventory levels. Management’s assumptions require significant judgment because actual year-end inventory levels have fluctuated in the past and may continue to do so.

At each year-end, actual physical inventory levels are used to calculate both ending inventory balances and final cost of goods sold for the year.

Long-lived Asset Recovery

A significant portion of the assets on our balance sheet are of a nature that multiple reporting periods are required to insure the recovery of their value. Assets such as property, plant and equipment (“PP&E”), definite life intangibles, goodwill and investments all require a regular assessment of continued value because of changes in technology, changes in the regulatory climate, Delek’s intended use for the assets, as well as changes in broad economic or industry factors, may cause the estimated period of use or the value of these assets to change.

The minority investment in the equity shares of a privately held company, Lion Oil, is carried as a cost-method investment which requires that we review for any diminishment of fair value in the instance when there are indicators that a possible impairment has occurred. This evaluation resulted in the recognition of a $60.0 million non-cash impairment of our minority investment in the fourth quarter of 2010. Details regarding this investment are provided in Note 6 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and are incorporated herein by reference.

Property, Plant and Equipment and Definite Life Intangibles Impairment

Property, plant and equipment and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, Delek must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. We use quoted market prices when available and our internal cash flow estimates discounted at an appropriate interest rate to determine fair value, as appropriate. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset.

Property and equipment of retail stores we are closing are written down to their estimated net realizable value at the time we close such stores. Changes in market demographics, competition, economic conditions and other factors can impact the operations of certain locations. Cash flows vary from year to year, and we analyze regional market, division and store operations. As a result, we identified and recorded impairment charges of $1.8 million for closed stores in 2010 and $0.4 million in both 2009 and 2008. Similar changes may occur in the future that will require us to record impairment charges.

Goodwill and Potential Impairment

Goodwill is reviewed at least annually for impairment or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the operating segments to the estimated fair value of the reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We use a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values of the reporting units using a multiple of expected future cash flows such as those used by third party analysts. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions, competitive pressures on sales and margins, and other economic and industry factors beyond management’s control, an impairment charge may be required. Details of remaining goodwill balances by segment are included in Note 8 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and are incorporated herein by reference.

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

New Accounting Pronouncements

In January 2010, the FASB issued guidance regarding fair value measurements and disclosures, which is effective for interim or annual periods beginning after December 31, 2009 and should be applied prospectively. This guidance provides more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. Delek adopted this guidance in January 2010. The additional disclosures required did not have an impact on our financial position or results of operations. See Note 13 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data of this Annual Report on 10-K for the additional disclosures required.

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

Price Risk Management Activities.  At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. In accordance with ASC 815, Derivatives and Hedging (ASC 815), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. We had open futures contracts representing 350,000 barrels and 113,000 barrels, respectively, of crude and refined petroleum products with an unrealized net (loss) gain of $(1.4) million and $0.1 million, respectively, at December 31, 2010 and December 31, 2009.

In December 2007, in connection with our offering of renewable fuels in our retail segment markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade and a series of OTC swaps based on the futures price of unleaded gasoline as quoted on the New York Mercantile Exchange. In accordance with ASC 815, all of these swaps are recorded at fair value, and any change in fair value between periods has historically been recorded in the consolidated statements of operations. We had no open swap contracts as of December 31, 2010. As of December 31, 2009, we had open derivative contracts representing 95,967 barrels of ethanol with unrealized net losses of $0.5 million. As of December 31, 2009, we also had open derivative contracts representing 96,000 barrels of unleaded gasoline with unrealized net gains of $0.8 million.

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

In accordance with ASC 815, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the Tyler refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. For the year ended December 31, 2009, we recognized gains of $9.6 million, which are included as an adjustment to cost of goods sold in the consolidated statement of operations as a result of the discontinuation of these cash flow hedges. There were no gains or losses recognized for the year ended December 31, 2010.

We maintain at the Tyler refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2010, we held approximately 1.2 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $65.11 per barrel. At December 31, 2010 and December 31, 2009, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $36.6 million and $20.8 million, respectively. We refer to this excess as our LIFO reserve.

Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $251.1 million as of December 31, 2010. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of December 31, 2010 would be to change interest expense by $2.5 million.

We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that any interest rate derivatives held would reduce our exposure to short-term interest rate movements. As of December 31, 2010, we did not have any interest rate derivative agreements in place. As of December 31, 2009, we had interest rate cap agreements in place representing $60.0 million in notional value. All agreements matured in July 2010. The fair value of our interest rate derivatives was nominal as of December 31, 2009.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment, management determined that, at December 31, 2010, we maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report, which is included in the section beginning on page F-1.

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board Governance Guidelines, our charters for our Audit and Compensation Committees and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekUS.com. A copy will be mailed upon request made to Investor Relations, Delek US Holdings, Inc. or ir@delekus.com. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekUS.com, under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.

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

The information required by this Item will be included under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Definitive Proxy Statement and is incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below are the fees paid for the services of Ernst & Young LLP during fiscal years 2010 and 2009:

	December 31,
	2010	2009

Audit fees(1)	$1,485,046	$1,568,558
Audit-related fees(2)	12,635	303,426
Tax fees(3)	12,633	—
All other fees	—	—

Total	$1,510,314	$1,871,984

(1)	Audit fees consisted of services rendered to us or certain of our subsidiaries. Such audit services include audits of financial statements, reviews of our quarterly financial statements, audit services provided in connection with our regulatory filings, and preliminary review of our documentation and test plans in connection with our evaluation of internal controls. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2010 and December 31, 2009 regardless of when the fees and expenses were paid.

(2)	Fees for audit-related matters billed in 2010 and 2009 consisted of agreed upon procedures for us and our subsidiaries, procedures related to regulatory filings of our parent companies, and consultations on various accounting and reporting areas.

(3)	Fees for tax services billed in 2010 consisted primarily of preparation of federal and state income tax returns for us and certain of our subsidiaries and consultation on various tax matters related to us and our subsidiaries.

The Audit Committee has considered and determined that the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.

Pre-Approval Policies and Procedures.  In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During 2010, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Certain Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements and Schedule

2. Exhibits — See below

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1*	Employment Agreement dated as of May 1, 2009 by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 6, 2009)
10	.2*	Termination dated May 12, 2010 of Amended and Restated Consulting Agreement with Greenfeld-Energy Consulting, Ltd. dated April 11, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 6, 2010)
10	.3*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.4		Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.5+	Resignation, Waiver, Consent and Appointment Agreement dated September 1, 2009 by and between Fifth Third Bank, N.A., Lehman Commercial Paper, Inc. and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 6, 2009)
10	.5(a)+	Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.5(k) to the Company’s Form 10-K filed on March 12, 2010)
10	.5(b)+	First Amendment dated December 23, 2010 to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on December 29, 2010)
10.6		Credit Agreement dated February 23, 2010 by and between Delek Refining, Ltd. As borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on February 25, 2010)
10	.7++	Pipeline Capacity Lease Agreement, dated April 12, 1999, between La Gloria Oil and Gas Company and Scurlock Permian, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(a)++	One-Year Renewal of Pipeline Capacity Lease Agreement, dated December 21, 2004, between Plains Marketing, L.P., as successor to Scurlock Permian LLC, and La Gloria Oil and Gas Company (incorporated by reference to Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10	.7(b)++	Assignment of the Pipeline Capacity Lease Agreement, as amended and renewed on December 21, 2004, by La Gloria Oil and Gas Company to Delek Refining, Ltd. (incorporated by reference to Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(c)++	Amendment to One-Year Renewal of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(d)	Extension of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(d) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(e)++	Modification and Extension of Pipeline Capacity Lease Agreement, effective May 1, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(e) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.7(f)+	Modification and Extension of Pipeline Capacity Lease Agreement dated March 31, 2009 between Delek Crude Logistics, LLC and Plains Marketing L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 11, 2009)
10	.8*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (as amended through May 4, 2010) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 7, 2010)
10	.8(a)*	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.8(b)*	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.8(c)*	Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.8(d)*	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 6, 2010)
10	.8(e)*	Employee Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 6, 2010)
10.9		Management and Consulting Agreement, dated as of January 1, 2006, by and between Delek Group Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10.10		Replacement Promissory Note I in the principal amount of $20,000,000 dated October 5, 2010 by and between Delek Finance, Inc. and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 5, 2010)
10	.10(a)	Replacement Promissory Note II in the principal amount of $30,000,000 dated October 5, 2010 by and between Delek Finance, Inc. and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 5, 2010)
10.11		Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.16(c) to the Company’s Form 10-K filed on March 3, 2008)
10	.11(a)	First Amendment dated October 17, 2008 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.13(d) to the Company’s Form 10-K filed on March 9, 2009)

Exhibit No.		Description

10	.11(b)	Second Amendment dated March 31, 2009 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 11, 2009)
10.12		Promissory Note in the principal amount of $50,000,000 dated November 2, 2010 by and between Delek US Holdings, Inc., and Bank Leumi USA as lender (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 5, 2010)
10	.12(a)	Letter agreement dated June 23, 2009 between Delek US Holdings, Inc. and Bank Leumi USA (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 7, 2009)
10.13		Term Promissory Note dated September 29, 2009 in the principal amount of $65,000,000 between Delek US Holdings, Inc. and Delek Petroleum, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 6, 2009)
10	.13(a)	Amended and Restated Term Promissory Note dated September 28, 2010 in the principal amount of $44,000,000 between Delek US Holdings, Inc. and Delek Petroleum, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 5, 2010)
10	.14*	Employment Agreement dated May 1, 2009 by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2009)
10	.15*	Employment Agreement dated May 1, 2009 by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2009)
10	.16*	Employment Agreement dated June 10, 2009 by and between MAPCO Express, Inc. and Igal Zamir (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 7, 2009)
10	.16(a)*	Special Bonus Acknowledgement dated August 9, 2010 between Igal Zamir and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 5, 2010)
10	.17*	Employment Agreement dated August 25, 2009 by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009)
10	.17(a)*	Special Bonus Acknowledgement dated May 4, 2010 between Mark B. Cox and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 6, 2010)
10	.18*	Letter agreement between Edward Morgan and Delek US Holdings, Inc. dated April 17, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 11, 2009)
10	.19*	Letter agreement between Lynwood E. Gregory, III and Delek US Holdings, Inc. dated February 24, 2011 (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on February 25, 2010)
10	.20+	Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 3, 2008)
10	.20(a)+	First Amendment dated August 18, 2010 to the Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 5, 2010)
10	.21*	Form of 409A Addendum (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2010)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act

Exhibit No.	Description

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment was requested and granted pursuant to Rule 24b-2 of the Securities Exchange Act, with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

++	Confidential treatment was requested and granted pursuant to Rule 406 of the Securities Act, and an extension of such confidential treatment was requested and granted pursuant to Rule 24b-2 of the Securities Exchange Act, with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Delek US Holdings, Inc.

Consolidated Financial Statements
As of December 31, 2010 and 2009 and
For Each of the Three Years Ended December 31, 2010

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Delek US Holdings, Inc.

We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delek US Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Delek US Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 of Delek US Holdings, Inc. and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
March 11, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Delek US Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek US Holdings, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
March 11, 2011

Delek US Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(In millions, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$49.1	$68.4
Accounts receivable	104.7	76.7
Inventory	136.7	116.4
Other current assets	8.9	50.1

Total current assets	299.4	311.6

Property, plant and equipment:
Property, plant and equipment	886.7	865.5
Less: accumulated depreciation	(206.6)	(173.5)

Property, plant and equipment, net	680.1	692.0

Goodwill	71.9	71.9
Other intangibles, net	7.9	9.0
Minority investment	71.6	131.6
Other non-current assets	13.7	6.9

Total assets	$1,144.6	$1,223.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222.9	$192.5
Current portion of long-term debt and capital lease obligations	14.1	17.7
Note payable to related party	—	65.0
Accrued expenses and other current liabilities	55.5	47.0

Total current liabilities	292.5	322.2

Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	237.7	234.4
Note payable to related party	44.0	—
Environmental liabilities, net of current portion	2.8	5.3
Asset retirement obligations	7.3	7.0
Deferred tax liabilities	105.9	110.5
Other non-current liabilities	11.1	12.6

Total non-current liabilities	408.8	369.8

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 54,403,208 and 53,700,570 shares issued and outstanding at December 31, 2010 and 2009, respectively	0.5	0.5
Additional paid-in capital	287.5	281.8
Retained earnings	155.3	248.7

Total shareholders’ equity	443.3	531.0

Total liabilities and shareholders’ equity	$1,144.6	$1,223.0

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(In millions, except shares and per share data)

Net sales	$3,755.6	$2,666.7	$4,723.7

Operating costs and expenses:
Cost of goods sold	3,412.9	2,394.1	4,308.1
Operating expenses	229.5	219.0	240.8
Insurance proceeds — business interruption	(12.8)	(64.1)	—
Property damage insurance, net	(4.0)	(40.3)	—
Impairment of goodwill	—	7.0	11.2
General and administrative expenses	59.0	64.3	57.0
Depreciation and amortization	61.1	52.4	41.3
Loss (gain) on sales of assets	0.7	2.9	(6.8)

Total operating costs and expenses	3,746.4	2,635.3	4,651.6

Operating income	9.2	31.4	72.1

Interest expense	34.1	25.5	23.7
Interest income	—	(0.1)	(2.1)
Loss from minority investment	—	—	7.9
Impairment of minority investment	60.0	—	—
Gain on debt extinguishment	—	—	(1.6)
Other expenses, net	—	0.6	1.0

Total non-operating expenses	94.1	26.0	28.9

(Loss) income from continuing operations before income tax (benefit) expense	(84.9)	5.4	43.2
Income tax (benefit) expense	(5.0)	3.1	18.6

(Loss) income from continuing operations	(79.9)	2.3	24.6
(Loss) income from discontinued operations, net of tax	—	(1.6)	1.9

Net (loss) income	$(79.9)	$0.7	$26.5

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(1.47)	$0.04	$0.47
(Loss) income from discontinued operations	—	(0.03)	0.03

Total basic (loss) earnings per share	$(1.47)	$0.01	$0.50

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(1.47)	$0.04	$0.46
(Loss) income from discontinued operations	—	(0.03)	0.03

Total diluted (loss) earnings per share	$(1.47)	$0.01	$0.49

Weighted average common shares outstanding:
Basic	54,264,763	53,693,258	53,675,145

Diluted	54,264,763	54,484,969	54,401,747

Dividends declared per common share outstanding	$0.15	$0.15	$0.15

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income	Earnings	Equity
	(In millions, except shares and per share data)

Balance at December 31, 2007	53,666,570	$0.5	$274.1	$0.3	$237.6	$512.5
Comprehensive income, net of tax:
Net income	—	—	—	—	26.5	26.5
Unrealized loss on cash flow hedges, net of deferred income tax benefit of $0.6 million	—	—	—	(0.9)	—	(0.9)

Comprehensive income	—	—	—	(0.9)	26.5	25.6

Common stock dividends ($0.15 per share)	—	—	—	—	(8.0)	(8.0)
Stock-based compensation expense	—	—	3.7	—	—	3.7
Exercise of stock-based awards	15,500	—	—	—	—	—

Balance at December 31, 2008	53,682,070	$0.5	$277.8	$(0.6)	$256.1	$533.8

Comprehensive income, net of tax:
Net income	—	—	—	—	0.7	0.7
Unrealized gain on cash flow hedges, net of deferred income tax expense of $0.3 million	—	—	—	0.6	—	0.6

Comprehensive income	—	—	—	0.6	0.7	1.3

Common stock dividends ($0.15 per share)	—	—	—	—	(8.1)	(8.1)
Stock-based compensation expense	—	—	4.0	—	—	4.0
Exercise of stock-based awards	18,500	—	—	—	—	—

Balance at December 31, 2009	53,700,570	$0.5	$281.8	$—	$248.7	$531.0

Net loss	—	—	—	—	(79.9)	(79.9)
Common stock dividends ($0.15 per share)	—	—	—	—	(8.4)	(8.4)
Stock-based compensation expense	—	—	3.1	—	—	3.1
Net settlement of share appreciation rights	638,909	—	2.6	—	(5.1)	(2.5)
Exercise of stock-based awards	63,729	—	—	—	—	—

Balance at December 31, 2010	54,403,208	$0.5	$287.5	$—	$155.3	$443.3

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Cash flows from operating activities:
Net (loss) income	$(79.9)	$0.7	$26.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.1	52.4	41.3
Amortization of deferred financing costs	7.1	6.4	4.7
Accretion of asset retirement obligations	0.5	0.4	0.7
Gain on involuntary conversion of assets	(4.0)	(40.3)	—
Deferred income taxes	(4.6)	39.8	10.0
Loss from minority investment	—	—	7.9
Loss on interest rate derivative instruments	—	—	1.0
Loss on sale of investments	—	0.6	—
Loss (gain) on sale of assets	0.7	2.9	(6.8)
Gain on sale of assets held for sale	—	1.1	(0.4)
Impairment of goodwill	—	7.0	11.2
Impairment of minority investment	60.0	—	—
Stock-based compensation expense	3.1	4.0	3.7
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(28.0)	(31.3)	73.4
Inventory and other current assets	20.9	(46.9)	58.9
Accounts payable and other current liabilities	38.9	137.2	(193.2)
Non-current assets and liabilities, net	(4.8)	3.8	(10.3)

Net cash provided by operating activities	71.0	137.8	28.6

Cash flows from investing activities:
Purchases of short-term investments	—	—	(472.8)
Sales of short-term investments	—	5.0	517.2
Expenditures to rebuild refinery	(0.2)	(11.6)	—
Property damage insurance proceeds	4.2	51.9	—
Purchase of property, plant and equipment	(56.8)	(170.0)	(102.4)
Proceeds from sale of convenience store assets	8.3	12.5	8.8
Proceeds from sale of assets held for sale	—	9.3	9.8

Net cash used in investing activities	(44.5)	(102.9)	(39.4)

Cash flows from financing activities:
Proceeds from revolvers	815.1	554.9	871.4
Payments on revolvers	(739.0)	(521.1)	(913.6)
Proceeds from other debt instruments	100.0	—	35.0
Payments on debt and capital lease obligations	(176.4)	(67.7)	(62.0)
Proceeds from note payable to related party	—	65.0	15.0
Payments of note payable to related party	(21.0)	—	(15.0)
Taxes paid in connection with settlement of share purchase rights	(2.5)	—	—
Dividends paid	(8.4)	(8.1)	(8.0)
Deferred financing costs paid	(13.6)	(4.8)	(1.7)

Net cash (used in) provided by financing activities	(45.8)	18.2	(78.9)

Net (decrease) increase in cash and cash equivalents	(19.3)	53.1	(89.7)
Cash and cash equivalents at the beginning of the period	68.4	15.3	105.0

Cash and cash equivalents at the end of the period	$49.1	$68.4	$15.3

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest of $0.3 million, $1.4 million and $3.4 million in 2010, 2009 and 2008, respectively	$25.1	$19.1	$17.8

Income taxes	$1.6	$1.7	$5.1

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements

1.	General

Delek US Holdings, Inc. (“Delek”, “we”, “our” or “us”) is the sole shareholder of MAPCO Express, Inc. (“Express”), MAPCO Fleet, Inc. (“Fleet”), Delek Refining, Inc. (“Refining”), Delek Finance, Inc. (“Finance”) and Delek Marketing and Supply, Inc. (“Marketing”), (collectively, the “Subsidiaries”).

We are a Delaware corporation formed in connection with our acquisition in May 2001 of 198 retail fuel and convenience stores from a subsidiary of the Williams Companies. Since then, we have completed several other acquisitions of retail fuel and convenience stores. In April 2005, we expanded our scope of operations to include complementary petroleum refining and wholesale and distribution businesses by acquiring a refinery in Tyler, Texas. We initiated operations of our marketing segment in August 2006 with the purchase of assets from Pride Companies LP and affiliates (“Pride Acquisition”). Delek and Express were incorporated during April 2001 in the State of Delaware. Fleet, Refining, Finance, and Marketing were incorporated in the State of Delaware during January 2004, February 2005, April 2005 and June 2006, respectively.

Delek is listed on the New York Stock Exchange (“NYSE”) under the symbol “DK.” As of December 31, 2010, approximately 73.0% of our outstanding shares are beneficially owned by Delek Group Ltd. (“Delek Group”) located in Natanya, Israel.

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

Segment Reporting

Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, marketing and retail. The refining segment operates a high conversion, independent refinery in Tyler, Texas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operating terminals. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of 412 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 12.

Discontinued Operations

In December 2008, we met the requirements under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment (“ASC 360”) to classify our retail segment’s Virginia division (“Virginia stores”) as a group of assets held for sale. The fair value assessment of these assets, performed in the fourth quarter of 2008, did not result in an impairment. We ceased depreciation of these assets. In December 2008, we sold 12 of the 36 stores in this division. During 2009, we sold an additional 15 stores and in December 2009, the remaining nine stores were reclassified back into normal operations. The assets of these nine stores required a depreciation catch up in December 2009. We continued to operate these stores in 2010.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

Delek maintains cash and cash equivalents in accounts with large, national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2010 and 2009, these cash equivalents consisted primarily of overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.

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

Accounts Receivable

Accounts receivable primarily consists of receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of less than $0.1 million as of both December 31, 2010 and 2009, respectively.

We sell a variety of products to a diverse customer base. On a consolidated basis, there were no customers that accounted for more than 10% of net sales during the years ended December 31, 2010, 2009 and 2008.

One customer of the Tyler refinery segment accounted for 28.7% and 34.4% of the refining segment’s accounts receivable balance as of December 31, 2010 and 2009, respectively.

One credit card provider accounted for 19% and 16% of the retail segment’s total accounts receivable balance as of December 31, 2010 and 2009, respectively.

Two customers accounted for approximately 34.1% and 28.3% of the marketing segment’s accounts receivable balance as of December 31, 2010 and 2009, respectively.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, which are as follows:

Years

Automobiles	3-5
Computer equipment and software	3-10
Refinery turnaround costs	4
Furniture and fixtures	5-15
Retail store equipment	7-15
Asset retirement obligation assets	15-50
Refinery machinery and equipment	5-40
Petroleum and other site (“POS”) improvements	8-30
Building and building improvements	15-40

Other Intangible Assets

Delek has definite-life intangible assets consisting of long-term supply contracts, non-compete agreements and trademarks. The amortization periods associated with these assets are 11.5 years for the supply contracts, three and ten years for the non-compete agreements and four years for the trademarks.

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

Property and equipment of retail stores identified for closing are written down to their estimated net realizable value at the time such stores are closed. Delek analyzes regional market, division and store operations for changes in market demographics, competition, economic conditions and other factors, including the variability of cash flow. As a result, we identified and recorded impairment charges of $1.8 million for closed stores in 2010 and $0.4 million in both 2009 and 2008. Similar changes may occur in the future that will require us to record an impairment charge.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Minority Investment

The minority investment in the equity shares of a privately held company, Lion Oil Company (“Lion Oil”), is carried as a cost-method investment which requires that we review for any diminishment of fair value in the instance when there are indicators that a possible impairment has occurred. This evaluation resulted in the recognition of a $60.0 million non-cash impairment of our minority investment in the fourth quarter of 2010. Details regarding this investment are provided in Note 6.

Capitalized Interest

Delek had several capital projects in the refining segment and with the construction related to the new “prototype” stores being built in the retail segment. For the years ended December 31, 2010, 2009 and 2008, interest of $0.3 million, $1.3 million and $3.3 million, respectively, was capitalized by the refining segment. The retail segment capitalized interest of a nominal amount for the year ended December 31, 2010 and $0.1 million for the each of the years ended December 31, 2009 and 2008. There was no interest capitalized by the marketing segment for the years ended December 31, 2010, 2009 and 2008.

Refinery Turnaround Costs

Refinery turnaround costs are incurred in connection with planned shutdowns and inspections of the Tyler refinery’s major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. During the second quarter of 2009, we successfully completed a major turnaround on all of the units at the Tyler refinery.

Goodwill and Potential Impairment

Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek’s goodwill, all of which was acquired in various purchase business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If a reporting unit’s carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Our annual assessment of goodwill did not result in impairment during the year ended December 31, 2010. Our annual impairment assessment of goodwill resulted in $7.0 million and $11.2 million non-cash goodwill impairment charges to our retail segment during the years ended December 31, 2009 and 2008, respectively.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Delek applies the provisions of ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) in its presentation and disclosures regarding fair value, which pertain to certain financial assets and liabilities measured at fair value in the statement of position on a recurring basis. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. See Note 13 for further discussion.

Delek also applies the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of December 31, 2010 or 2009, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.

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

Environmental Expenditures

It is Delek’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for the next 15 years, unless a specific longer range estimate is practicable. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that does not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed and determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized.

Asset Retirement Obligations

Delek recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. In the retail segment, these obligations relate to the net present value of estimated costs to remove underground storage tanks at owned and leased retail sites which are legally required under the applicable leases. The asset retirement obligation for storage tank removal on leased retail sites is being accreted over the expected life of the owned retail site or the average retail site lease term. In the refining segment, these obligations relate to the required disposal of waste in certain storage tanks, asbestos abatement at an identified location and other estimated costs that would be legally required upon final closure of the Tyler refinery. In the marketing segment, these obligations related to the required cleanout of the pipeline and terminal tanks, and removal of certain above-grade portions of the pipeline situated on right-of-way property.

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2010 and 2009 is as follows (in millions):

	December 31,
	2010	2009

Beginning balance	$7.0	$6.6
Liabilities settled	(0.2)	—
Accretion expense	0.5	0.4

Ending balance	$7.3	$7.0

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cost of Goods Sold and Operating Expenses

For the retail segment, cost of goods sold comprises the costs of specific products sold. Operating expenses include costs such as wages of employees at the stores, lease expense for the stores, utility expense for the stores and other costs of operating the stores. For the refining segment, cost of goods sold includes all the costs of crude oil, feedstocks and external costs. Operating expenses include the costs associated with the actual operations of the Tyler refinery. For the marketing segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned terminals, terminaling expense at third-party locations and pipeline maintenance costs.

Sales, Use and Excise Taxes

Delek’s policy is to exclude sales, use and excise taxes from revenue when we are an agent of the taxing authority, in accordance with ASC 605-45.

Deferred Financing Costs

Deferred financing costs represent expenses related to issuing our long-term debt and obtaining our lines of credit. These amounts are amortized ratably over the remaining term of the respective financing and are included in interest expense. See Note 10 for further information.

Advertising Costs

Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the years ended December 31, 2010, 2009 and 2008 was $2.9 million, $3.5 million and $2.5 million, respectively.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Share

Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	December 31,
	2010	2009	2008

Weighted average common shares outstanding	54,264,763	53,693,258	53,675,145
Dilutive effect of equity instruments	—	791,711	726,602

Weighted average common shares outstanding, assuming dilution	54,264,763	54,484,969	54,401,747

Outstanding stock options totaling 3,797,558, 3,419,922 and 1,816,598 common shares were excluded from the diluted earnings per share calculation for the years ended December 31, 2010, 2009 and 2008, respectively. These stock options did not have a dilutive effect under the treasury stock method. Outstanding stock options totaling 16,826 were also excluded from the diluted earnings per share calculation for the year ended December 31, 2010. These stock options were anti-dilutive due to the net loss for the period.

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

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income and changes in the fair value of derivative instruments designated as cash flow hedges. Comprehensive (loss) income for the years ended December 31, 2010, 2009 and 2008 was as follows (in millions).

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2010	2009	2008

Net (loss) income	$(79.9)	$0.7	$26.5
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax (benefit) expense of $0.3 million and $(0.6) million in 2009 and 2008, respectively	—	0.6	(0.9)

Comprehensive (loss) income	$(79.9)	$1.3	$25.6

New Accounting Pronouncements

In January 2010, the FASB issued guidance regarding fair value measurements and disclosures, which is effective for interim or annual periods beginning after December 31, 2009 and should be applied prospectively. This guidance provides more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. Delek adopted this guidance in January 2010. The additional disclosures required did not have an impact on our financial position or results of operations. See Note 13 for additional disclosures required.

3.	Explosion and Fire at the Tyler, Texas Refinery

On November 20, 2008, an explosion and fire occurred at our 60,000 bpd refinery in Tyler, Texas. Some individuals have claimed injury and two of our employees died as a result of the event. The event caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in a suspension of our refining operations until May 2009.

Several parallel investigations were commenced following the event, including our own investigation and investigations and inspections by the U.S. Department of Labor’s Occupational Safety & Health Administration (“OSHA”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the U.S. Environmental Protection Agency (“EPA”). OSHA concluded its inspection in May 2009 and issued citations assessing an aggregate penalty of approximately $0.2 million. We are contesting these citations and do not believe that the outcome will have a material effect on our business. We cannot assure you as to the outcome of the other investigations, including possible civil penalties or other enforcement actions.

Currently we carry, and at the time of the incident we carried, insurance coverage of $1.0 billion in combined limits to insure against property damage and business interruption. Under these policies, we were subject to a $5.0 million deductible for property damage insurance and a 45 calendar day waiting period for business interruption insurance. During the year ended December 31, 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage. We also recorded expenses during the year ended December 31, 2010 of $0.2 million, resulting in a net gain of $4.0 million related to property damage proceeds. During the year ended December 31, 2009, we recognized income from insurance proceeds of $116.0 million, of which $64.1 million is included as business interruption proceeds and $51.9 million is included as property damage. We also recorded expenses of $11.6 million resulting in a net gain of $40.3 million related to property damage proceeds.

Since the incident on November 20, 2008, Delek has received $141.4 million in proceeds from insurance claims arising from the explosion and fire. The insurance proceeds received in the second quarter of 2010 represent final payments on all outstanding property damage and business interruption insurance claims.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Dispositions and Assets Held for Sale

Virginia Stores

In December 2008, the retail segment’s Virginia division met the requirements as enumerated in ASC 360, that require the separate reporting of assets held for sale. Management committed to plan to sell the retail segment’s Virginia stores and proceeded with efforts to locate buyers; however, until we obtained the necessary amendments to our credit agreements, we were encumbered from that action. At the time the credit agreement limitations were lifted, in December 2008, we had contracts to sell 28 of the 36 Virginia properties. As of December 31, 2008, we closed on 12 of the properties. We sold an additional 15 of these stores during the year ended December 31, 2009. In December 2009, the remaining nine Virginia stores were reclassified back into normal operations. We received proceeds from these sales, net of expenses, of $9.3 million and $9.8 million, respectively, recognizing net (losses) gains on the sales of $(1.1) million and $0.4 million, respectively, during the years ended December 31, 2009 and 2008. In addition to the real properties sold, we sold $0.9 million and $1.0 million, respectively, in inventory, at cost, to the buyers during the years ended December 31, 2009 and 2008.

The carrying amounts of the Virginia store assets sold during the year ended December 31, 2009 and 2008 are as follows (in millions):

	For the Year Ended
	December 31,
	2009	2008

Inventory	$0.9	$1.0
Property, plant & equipment, net of accumulated depreciation of $4.0 million	10.4	9.4

	$11.3	$10.4

There were no assets held for sale as of December 31, 2010 or 2009.

Once the Virginia stores were identified as assets held for sale, the operations associated with these properties qualified for reporting as discontinued operations under ASC 360. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in Delek’s Consolidated Statement of Operations and the Notes to the consolidated financial statements have been adjusted to exclude the discontinued operations. The amounts eliminated from continuing operations did not include allocations of corporate expenses included in the selling, general and administrative expenses caption in the Consolidated Statement of Operations, nor the income tax benefits from such expenses. The remaining nine Virginia stores that were reclassified into normal operations required a depreciation catch up in December 2009. Components of amounts reflected in income from discontinued operations for the years ended December 31, 2009 and 2008 are as follows (in millions):

	For the Year Ended
	December 31,
	2009	2008

Net sales	$6.4	$107.9
Operating costs and expenses	(8.0)	(105.2)
(Loss) gain on sale of assets held for sale	(1.1)	0.4

(Loss) income from discontinued operations before taxes	(2.7)	3.1
Income tax (benefit) expense	(1.1)	1.2

(Loss) income from discontinued operations, net of income taxes	$(1.6)	$1.9

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Inventory

Carrying value of inventories consisted of the following (in millions):

	December 31,
	2010	2009

Refinery raw materials and supplies	$29.5	$19.3
Refinery work in process	31.5	28.6
Refinery finished goods	18.9	22.9
Retail fuel	20.2	15.1
Retail merchandise	28.3	26.6
Marketing refined products	8.3	3.9

Total inventories	$136.7	$116.4

At December 31, 2010 and 2009, the excess of replacement cost (“FIFO”) over the carrying value (“LIFO”) of refinery inventories was $36.6 million and $20.8 million, respectively. As of December 31, 2008, market values had fallen below most of our LIFO inventory layer values and, as a result, we recognized a pre-tax loss of approximately $10.9 million relating to the reflection of market value at a level below cost. There were reductions of $0.8 million, $2.5 million and $0.6 million to costs of goods sold during the years ended December 31, 2010, 2009 and 2008, respectively, as a result of the liquidation of LIFO inventories.

One retail merchandise vendor accounted for approximately 59%, 59%, and 56%, of total retail merchandise purchases during the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, two fuel vendors accounted for approximately 38% of total retail fuel purchases during the year ended December 31, 2010, two retail fuel vendors accounted for approximately 43% of total retail fuel purchases during the year ended December 31, 2009 and one retail fuel vendor accounted for approximately 28% of total retail fuel purchases during the years ended December 31, 2008. In 2010 and 2009, five crude oil vendors accounted for approximately 75% and 74%, respectively, of total crude oil purchased. In 2008, three crude oil vendors accounted for approximately 83% of total crude oil purchased. In our marketing segment, two vendors supplied 96% and 99% of the petroleum products in 2010 and 2009, respectively, and all of the petroleum products in 2008. Delek believes that sources of inventory are available from suppliers other than from its current vendors; however, the cost structure of such purchases may be different.

6.	Minority Investment

In 2007, Delek acquired approximately 34.6% of the issued and outstanding shares of common stock of Lion Oil, a privately held Arkansas corporation. Lion Oil owns and operates an 80,000 barrel per day, crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s 180 convenience stores in the Memphis and Nashville markets. These product purchases totaled $15.4 million, $9.8 million and $11.7 million in 2010, 2009 and 2008, respectively. The refining segment also made sales of $1.5 million, $2.5 million and $1.9 million, respectively, of intermediate products to the Lion Oil refinery during 2010, 2009 and 2008. These product purchases and sales were made at market values.

At the time of acquisition of this investment, Delek acknowledged that our ownership percentage set a presumption of the use of the equity method of accounting as established in ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). As a result, Delek initially reported its investment using the equity method. However, over time, our interactions with Lion Oil led us to the conclusion that the initial presumption under ASC 323 had been rebutted. Therefore, Delek began reporting its investment in Lion Oil using the cost method of accounting effective October 1, 2008. This investment in a non-public entity, which is carried at cost, is

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

only reviewed for a diminishment of fair value in the instance when there are indicators that a possible impairment has occurred.

In the fourth quarter of 2010, an evaluation of publicly-disclosed transactions in the refining sector, in conjunction with our internal reviews of potential transactions indicated a need to assess our cost-method investment for possible diminishment of fair value. We evaluated our investment using two methods, the comparable sales approach and the income approach. We utilized the most recent transactions of 2010 in determining value under the comparable sales approach. We updated assumptions in work done previously under the income approach, to refresh that method of looking at value. This evaluation resulted in the recognition of a $60.0 million non-cash impairment of our minority investment in the fourth quarter of 2010. Delek carried its investment in Lion Oil at $71.6 million and $131.6 million as of December 31, 2010 and 2009, respectively.

7.	Property, Plant and Equipment

Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2010	2009

Land	$72.8	$77.2
Building and building improvements	178.4	182.4
Refinery machinery, marketing equipment and pipelines	412.7	377.0
Retail, including petroleum, store equipment and other site improvements	115.1	117.4
Refinery turnaround costs	47.7	58.1
Other equipment	22.1	22.0
Construction in progress	37.9	31.4

	886.7	865.5
Less: accumulated depreciation	(206.6)	(173.5)

	$680.1	$692.0

Property, plant and equipment and accumulated depreciation by reporting segment as of December 31, 2010 and 2009 and depreciation expense by operating segment for the years ended December 31, 2010 and 2009 are as follows (in millions):

	At December 31, 2010
				Corporate
	Refining	Marketing	Retail	and Other	Consolidated

Property, plant and equipment	$460.4	$35.5	$388.6	$2.2	$886.7
Less: Accumulated depreciation	(73.9)	(7.5)	(124.9)	(0.3)	(206.6)

Property, plant and equipment, net	$386.5	$28.0	$263.7	$1.9	$680.1

Depreciation expense	$33.6	$1.7	$24.3	$0.1	$59.7

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	At December 31, 2009
				Corporate
	Refining	Marketing	Retail	and Other	Consolidated

Property, plant and equipment	$433.3	$35.5	$394.6	$2.1	$865.5
Less: Accumulated depreciation	(55.5)	(5.8)	(112.0)	(0.2)	(173.5)

Property, plant and equipment, net	$377.8	$29.7	$282.6	$1.9	$692.0

Depreciation expense	$24.9	$1.7	$24.4	$0.1	$51.1

8.	Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Goodwill acquired in a purchase business combination is recorded at fair value and is not amortized. Delek’s goodwill relates to its retail and marketing segments only. Changes in the carrying amounts of goodwill for the years ended December 31, 2008 occurred due to the finalization of valuation work associated with certain intangibles and the associated purchase price allocation of an acquisition. Additionally, Delek recognized impairment to certain goodwill carried in the retail segment in 2009 and 2008.

Delek performs an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2010, 2009 and 2008. In performing these reviews we determined reporting units at a level below segment for our retail segment and in our marketing segment our review was done at the original west Texas Operations level of the segment. We performed a discounted cash flows test to test for value of each of our reporting units. We use a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values of the reporting units using a multiple of expected future cash flows such as those used by third party analysts. In 2010, the annual impairment review resulted in the determination that no impairment of goodwill had occurred. In 2009, this review resulted in the need to determine the impairment of goodwill in one of the reporting units of the retail segment. The need to perform an analysis of goodwill value in a different retail reporting unit was required in the 2008 review. We estimated the fair value of the assets and liabilities attributable to reporting units and this work resulted in impairments of goodwill, and therefore, non-cash charges of $7.0 million and $11.2 million were recorded in the accompanying consolidated statements of operations during the years ended December 31, 2009 and 2008, respectively.

A summary of our goodwill accounts in our retail and marketing segments are as follows (in millions):

	Retail	Marketing	Total

Balance, December 31, 2007	80.0	7.5	87.5
Acquisitions and adjustments	2.6	—	2.6
Goodwill impairment	(11.2)	—	(11.2)

Balance, December 31, 2008	71.4	7.5	78.9
Goodwill impairment	(7.0)	—	(7.0)

Balance, December 31, 2009	64.4	7.5	71.9
Goodwill impairment	—	—	—

Balance, December 31, 2010	$64.4	$7.5	$71.9

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Other Intangible Assets

Supply Contracts

In connection with an acquisition, Delek obtained rights associated with certain refined products supply contracts with a major pipeline, which define both pricing and volumes that we are allowed to draw on a monthly basis. We are amortizing approximately $1.0 million per year of the estimated acquisition date fair value of these contracts over their terms. Supply contracts as of December 31, 2010 and 2009 consist of the following (in millions):

	December 31,
	2010	2009

Supply contracts	$12.2	$12.2
Accumulated amortization	(4.7)	(3.6)

	$7.5	$8.6

Trademarks

In connection with certain of the retail segment acquisitions, Delek obtained the rights associated with certain brand names. We are amortizing these intangibles over the four year period we expect to continue to use these brands. Trademarks as of December 31, 2010 and 2009 consisted of the following (in millions):

	December 31,
	2010	2009

Trademarks	$0.7	$0.7
Accumulated amortization	(0.6)	(0.5)

	$0.1	$0.2

Amortization expense on trademarks was approximately $0.1 million for both the years ended December 31, 2010 and 2009 and $0.2 million for the year ended December 31, 2008.

Non-Compete Agreements

In September 2010, Delek entered into a non-compete agreement in connection with the resignation of a retail segment employee totaling $0.3 million. This individual may not compete within a fifty-mile radius of any of our retail and convenience stores for a period of three years. In connection with a retail segment acquisition, Delek entered into five separate non-compete agreements with key personnel of the seller totaling $1.0 million. The individuals may not compete within a ten-mile radius of the acquired stores for a period of ten years. We are amortizing the cost over the term of these agreements. Non-compete agreements as of December 31, 2010 and 2009 consisted of the following (in millions):

	December 31,
	2010	2009

Non-compete agreements	$1.3	$1.0
Accumulated amortization	(1.0)	(0.9)

	$0.3	$0.1

Amortization expense on non-compete agreements was approximately $0.1 million for each of the years ended December 31, 2010, 2009 and 2008.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Long-Term Obligations and Short-Term Notes Payable

Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	December 31,	December 31,
	2010	2009

MAPCO Revolver	$122.1	$—
Senior secured credit facility — revolver	—	32.4
Senior secured credit facility — term loan	—	81.4
Fifth Third Revolver	29.0	42.5
Promissory notes	144.0	160.0
Capital lease obligations	0.7	0.8

	295.8	317.1
Less: Current portion of long-term debt, notes payable and capital lease obligations	14.1	82.7

	$281.7	$234.4

Principal maturities of Delek’s existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2010 (in millions):

	2011	2012	2013	2014	2015	Thereafter	Total

MAPCO Revolver	$—	$—	$—	$—	$122.1	$—	$122.1
Fifth Third Revolver	—	29.0	—	—	—	—	29.0
Promissory notes	14.0	60.0	70.0	—	—	—	144.0
Capital lease obligations	0.1	0.1	0.1	0.1	—	0.3	0.7

Total	$14.1	$89.1	$70.1	$0.1	$122.1	$0.3	$295.8

MAPCO Revolver

On December 23, 2010, we executed a $200.0 million revolving credit facility (“MAPCO Revolver”) that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sublimit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO, Fifth Third Bank as Administrative Agent and the lenders party thereto (“Senior Secured Credit Facility”). As of December 31, 2010, we had $122.1 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $22.7 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At December 31, 2010, the weighted average borrowing rate was 6.25%. Additionally, MAPCO revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2010, this fee was 0.75% per year. Amounts available under the MAPCO Revolver as of December 31, 2010 were approximately $55.2 million.

Wells ABL

On February 23, 2010, we executed a $300 million asset-based loan (“ABL”) revolving credit facility (“Wells ABL”) that includes (i) a $300 million revolving credit line, (ii) a $30 million swing line loan sub-limit, (iii) a

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

$300 million letter of credit sublimit, and (iv) an accordion feature which permits an increase in facility size of up to $600 million subject to additional lender commitments. The Wells ABL replaced and terminated a $300.0 million ABL revolver with SunTrust. As of December 31, 2010, we had letters of credit issued under the facility totaling approximately $119.8 million and a nominal amount in outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the Wells ABL. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. The Wells ABL matures on February 23, 2014. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At December 31, 2010, the weighted average borrowing rate for the Wells ABL was 5.25%. Additionally, the Wells ABL requires us to pay a credit utilization dependent quarterly fee on the average unused revolving commitment. As of December 31, 2010, this fee was 1.00% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $15.0 million availability reserve requirement, as of December 31, 2010 was $67.3 million.

Fifth Third Revolver

We have a revolving credit facility with Fifth Third Bank (“Fifth Third Revolver”) that carries a credit limit of $75.0 million, including a $35.0 million sub-limit for letters of credit. As of December 31, 2010, we had $29.0 million outstanding borrowings under the facility, as well as letters of credit issued of $12.5 million. Borrowings under the Fifth Third Revolver are secured by substantially all of the assets of Marketing. The Fifth Third Revolver matures on December 19, 2012. The Fifth Third Revolver bears interest based on predetermined pricing grids that allow us to choose between Base Rate Loans or LIBOR Rate Loans. At December 31, 2010, the weighted average borrowing rate was approximately 3.51%. Additionally, the Fifth Third Revolver requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment. Amounts available under the Fifth Third Revolver as of December 31, 2010 were approximately $33.5 million.

Reliant Bank Revolver

We have a revolving credit agreement with Reliant Bank (“Reliant Bank Revolver”) that provides for unsecured loans of up to $12.0 million. As of December 31, 2010, we had no amounts outstanding under this facility. The Reliant Bank Revolver matures on March 28, 2011 and bears interest at a fixed spread over the 30 day LIBOR rate. As of December 31, 2010, we had $12.0 million available under the Reliant Bank Revolver.

Promissory Notes

On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million with Bank Leumi USA (“Leumi Note”). As of December 31, 2010, we had $50.0 million in outstanding borrowings under the Leumi Note. The Leumi Note replaced and terminated promissory notes with Bank Leumi USA in the original principal amounts of $30 million and $20 million and is secured by our shares in Lion Oil Company. The Leumi Note requires quarterly amortization payments of $2.0 million beginning on April 1, 2011 and matures on October 1, 2013. The Leumi Note bears interest at the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.0%. As of December 31, 2010, the weighted average borrowing rate was 5.00%.

On October 5, 2010, Delek entered into two promissory notes with Israel Discount Bank of New York (“IDB”) in the principal amounts of $30 million and $20 million (collectively the “IDB Notes”). As of December 31, 2010, we had $50.0 million in total outstanding borrowings under the IDB Notes. The IDB Notes replaced and terminated promissory notes with IDB in the original principal amounts of $30 million and $15 million and are secured by our shares in Lion Oil Company. The IDB Notes require quarterly amortization payments totaling $2 million, beginning at the end of the first quarter of 2011. The maturity date of both IDB Notes is December 31, 2013. Both IDB Notes

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. As of December 31, 2010, the weighted average borrowing rate was 5.0% under both IDB Notes.

On September 28, 2010, Delek executed an amended and restated note in favor of Delek Petroleum (“Petroleum Note”) in the principal amount of $44.0 million, replacing a Delek Petroleum note in the original amount of $65.0 million. As of December 31, 2010, $44.0 million was outstanding under the Petroleum Note. The Petroleum Note contains the following provisions: (i) the payment of the principal and interest may be accelerated upon the occurrence and continuance of customary events of default under the note, (ii) Delek is responsible for the payment of any withholding taxes due on interest payments, (iii) the note is unsecured and contains no covenants, and (iv) the note may be repaid at the borrower’s election in whole or in part at any time without penalty or premium. The Petroleum Note matures on January 1, 2012 and bears interest, payable on a quarterly basis, at 8.25% (excluding any applicable withholding taxes).

Restrictive Covenants

Under the terms of our MAPCO Revolver, Wells ABL, Fifth Third Revolver, Reliant Bank Revolver, Leumi Note and IDB Notes, we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we are not required to comply with a fixed charge coverage ratio financial covenant under the Wells ABL during the year ended December 31, 2010, we may be required to comply with the covenant at times when the borrowing base excess availability is less than certain thresholds, as defined in the Wells ABL. We believe we were in compliance with all covenant requirements under each of our facilities as of December 31, 2010.

Certain of our credit facilities also contain limitations at subsidiary levels on the incurrence of additional indebtedness, making of investments, creation of liens, disposition of property, making of restricted payments and transactions with affiliates. Specifically, these covenants may limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares with respect to the equity of our subsidiaries. Additionally, our subsidiaries are limited in their ability to make investments, including extensions of loans or advances to, or acquisition of equity interests in, or guarantees of obligations of, any other entities.

Restricted Net Assets

Some of Delek’s subsidiaries have restrictions in their respective credit facilities limiting their use of certain assets, as has been discussed above. The total amount of our subsidiaries’ restricted net assets as of December 31, 2010 was $339.2 million.

Letters of Credit

As of December 31, 2010, Delek had letters of credit in place totaling approximately $157.0 million under certain of our credit facilities with various financial institutions securing obligations with respect to its workers’ compensation self-insurance programs, as well as obligations with respect to its purchases of crude oil for the Tyler refinery segment and gasoline and diesel products for the marketing and retail segments. No amounts were outstanding under these facilities at December 31, 2010.

Interest-Rate Derivative Instruments

Delek had interest rate cap agreements in place totaling $60.0 million of notional principal amounts as of December 31, 2009. These agreements were intended to economically hedge floating rate debt related to our borrowings under the Senior Secured Credit Facility. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, the fair value of the derivatives is recorded in other non-current assets in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments matured in July 2010. The estimated fair values of our interest rate derivatives as of December 31, 2009 were nominal.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In accordance with ASC 815 we recorded non-cash expense representing the change in estimated fair value of the interest rate cap agreements of nominal amounts for each of years ended December 31, 2010 and 2009.

While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in future transactions.

11.	Stock-Based Compensation

2006 Long-Term Incentive Plan

The Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, as amended (the “Plan”), allows Delek to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards of up to 5,053,392 shares of Delek’s common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates. Stock options and stock appreciation rights (“SARs”) granted under the Plan are generally granted at market price or higher. The vesting of all outstanding awards is subject to continued service to Delek or its affiliates except that vesting of awards granted to two executive employees could, under certain circumstances, accelerate upon termination of their employment and the vesting of all outstanding awards could accelerate upon the occurrence of an Exchange Transaction (as defined in the Plan).

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

In the second quarter of 2010, Delek’s Board of Directors and its Incentive Plan Committee began using stock-settled SARs, rather than stock options, as the primary form of appreciation award under the Plan.

Employment Agreements

Following the expiration of its prior employment agreement with its President and Chief Executive Officer, Mr. Yemin (the “Prior Yemin Agreement”) Delek entered into a new employment agreement with Mr. Yemin on September 25, 2009 (the “Current Yemin Agreement”) that contains a deferred compensation element. Under the terms of the Current Yemin Agreement, Mr. Yemin was granted 1,850,040 SARs (the “Yemin SARs”) under the Plan on September 30, 2009. The Yemin SARs vest over a period of approximately four years. 640,440 of the Yemin SARs are subject to a base price of $8.57 per share (the fair market value at the date of grant), 246,400 Yemin SARs each are subject to base prices of $12.40, $13.20, $14.00, and $14.80 per share and the remaining 224,000 Yemin SARs are subject to a base price of $15.60 per share. The Yemin SARs will expire upon the earlier of the first anniversary of Mr. Yemin’s termination of employment or October 31, 2014 (the first anniversary of the expiration of the Current Yemin Agreement). The Yemin SARs may be settled in shares of common stock or cash at Delek’s sole discretion.

The Prior Yemin Agreement commenced on May 1, 2004 and also contained a deferred compensation element. Pursuant to the Prior Yemin Agreement, Mr. Yemin was granted share purchase rights that, upon completion of an

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

initial public offering of Delek’s common stock, permitted him to purchase, subject to certain vesting requirements, 1,969,493 shares at an exercise price of $2.03.

Upon completion of Delek’s initial public offering of common stock in May 2006, Mr. Yemin was immediately vested in 787,797 of these shares. During the remainder of 2006, Mr. Yemin vested in an additional 262,599 shares and in the years ended December 31, 2007, 2008 and 2009, he vested in an additional 393,900, 394,688 and 130,509 shares, respectively. Mr. Yemin made two cashless exercises and immediate sales of these shares. In December 2006, he sold 250,000 shares and in August 2007, he sold 400,000 shares. On February 21, 2010, Mr. Yemin exercised the remaining 1,319,493 share purchase rights in connection with a net share settlement. As a result, 638,909 shares of common stock were issued to him and 680,584 shares of common stock were withheld as a partial cashless exercise and to pay withholding taxes.

Option and SAR Assumptions

The table below provides the assumptions used in estimating the fair values of our outstanding stock options and SARs. For all awards granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2010 Grants	2009 Grants	2009 Grants	2009 Grants	2008 Grants
	(Graded Vesting)	(Graded Vesting)	(Cliff Vesting)	(SARs)	(Graded Vesting)
	4 Years	3-4 Years	4 Years	4 Years	3-5 Years

Expected Volatility	33.01-60.88%	34.73%-37.78%	35.31%-37.22%	35.39%	33.80%-38.95%
Dividend Yield	1.00%	1.00%	1.00%	—	1.00%
Expected Term	6.25 years	6.0-6.25 years	7.0 years	N/A	7.0 years
Risk Free Rate	0.06%-3.33%	0.06%-3.53%	0.06%-3.53%	0.06%-3.31%	0.11%-3.99%
Fair Value	$3.51	$2.85	$0.98	$2.51	$2.48

	2008 Grants	2007 Grants	2007 Grants	2006 Grants	2006 Grants
	(Cliff Vesting)	(Graded Vesting)	(Cliff Vesting)	(Graded Vesting)	(Cliff Vesting)
	4 Years	3-5 Years	4 Years	3-5 Years	4 Years

Expected Volatility	33.56%-38.19%	31.12%-33.12%	31.20%-32.98%	31.44%-31.96%	31.46%-31.91%
Dividend Yield	1.00%	1.00%	1.00%	1.00%	1.00%
Expected Term	6.0-6.5 years	6.0 years	7.0 years	6.0-6.5 years	7.0 years
Risk Free Rate	0.11%-3.99%	3.05%-4.15%	3.05%-4.15%	4.74%-5.02%	4.50%-5.03%
Fair Value	$2.01	$7.83	$6.22	$5.91	$4.87

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Option and SAR Activity

The following table summarizes the stock option and SAR activity for Delek for the years ended December 31, 2010, 2009 and 2008:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(Years)	(In millions)

Options outstanding, December 31, 2007	3,077,578	$11.93
Granted	357,300	$17.64
Forfeited	(302,162)	$19.43

Options outstanding, December 31, 2008	3,132,716	$11.86
Granted	1,447,285	$8.98
Exchanged	(1,398,641)	$19.35
Forfeited	(211,860)	$17.60

Options outstanding, December 31, 2009	2,969,500	$6.52
Granted	459,400	$7.36
Exercised	(1,319,493)	$2.03
Forfeited	(240,639)	$9.77

Options/SARs outstanding, December 31, 2010	1,868,768	$9.48	7.5	$0.1

Vested options exercisable, December 31, 2010	21,500	$6.23	9.1	$—

The aggregate intrinsic value, which represents the difference between the underlying stock’s market price and the award’s exercise price, of the options exercised during the year ended December 31, 2010 was $7.2 million. The options were exercised as a net share settlement. As a result, 638,909 shares of common stock were issued and 680,584 shares were withheld as a partial cashless exercise and to pay withholding taxes. Delek paid approximately $2.5 million of taxes in connection with the settlement of these options. There were no options or SARs exercised during the years ended December 31, 2009 or 2008. We issue new shares of common stock upon exercise of stock options and SARs.

Yemin SARs

The fair value of Yemin SARs is determined using a Monte-Carlo simulation model, based on the assumptions disclosed in the table above. There were no additional Yemin SARs granted during the year ended December 31, 2010. The weighted average grant date fair value of the 1,850,040 Yemin SARs granted during the year ended December 31, 2009 was $2.51. The weighted average exercise price of the Yemin SARs granted during the year ended December 31, 2009 was $12.10. There were no Yemin SARs exercised, vested or forfeited during the year ended December 31, 2010 or 2009.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is determined based on the closing price of Delek’s common stock on grant date. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2010 was $7.84.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the RSU activity for Delek for the years ended December 31, 2010, 2009 and 2008:

		Weighted-
	Number of	Average
	RSUs	Grant Price

Non-vested RSUs, December 31, 2007	62,375	$16.12
Granted	4,500	$11.28
Vested	(15,500)	$15.76
Forfeited	(2,500)	$15.15

Non-vested RSUs, December 31, 2008	48,875	$15.84
Granted	109,500	$8.94
Vested	(18,500)	$15.42
Forfeited	(3,250)	$15.15

Non-vested RSUs, December 31, 2009	136,625	$10.38
Granted	36,500	$7.84
Vested	(64,125)	$11.21

Non-vested RSUs, December 31, 2010	109,000	$9.04

Compensation Expense Related to Equity-based Awards

Compensation expense for the equity-based awards amounted to $3.1 million ($2.0 million, net of taxes), $4.0 million ($2.7 million, net of taxes) and $3.7 million ($2.4 million, net of taxes) for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. There was no income tax benefit for share based arrangements for the year ended December 31, 2010 and a nominal income tax benefit for the years ended December 31, 2009 and 2008.

As of December 31, 2010, there was $3.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.2 years.

12.	Segment Data

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

The refining segment processes crude oil that is transported through our crude oil pipeline and an unrelated third-party pipeline. The Tyler refinery processes the crude and other purchased feedstocks for the manufacture of transportation motor fuels including various grades of gasoline, diesel fuel, aviation fuel and other petroleum-based products that are distributed through its product terminal located at the Tyler refinery.

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

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of December 31, 2010, we had 412 stores in total consisting of, 221 located in Tennessee, 88 in Alabama, 77 in Georgia, 11 in Arkansas and 9 in Virginia. The remaining 6 stores are located in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names MAPCO Express®, MAPCO Mart®, Discount Food Marttm, Fast Food and Fueltm, Favorite Markets® and East Coast® brands. The retail segment also supplies fuel to approximately 57 dealer locations as of December 31, 2010. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.

Our refining business has a services agreement with our marketing segment, which among other things, required it to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $10.6 million, $11.0 million and $13.8 million in the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, in April 2009, the refining segment began paying crude transportation and storage fees to the marketing segment, relating to the utilization of certain crude pipeline assets. These fees were $9.5 million and $6.6 million, respectively, during the years ended December 31, 2010 and 2009. During the years ended December 31, 2010 and 2009, refining sold finished product to marketing in the amounts of $15.6 million and $5.4 million, respectively. There were no such sales during the years ended December 31, 2008. All inter-segment transactions have been eliminated in consolidation.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and for the Year Ended December 31, 2010
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$1,678.2	$1,592.3	$484.3	$0.8	$3,755.6
Intercompany marketing fees and sales	5.0	—	20.1	(25.1)	—
Operating costs and expenses:
Cost of goods sold	1,546.8	1,405.2	476.7	(15.8)	3,412.9
Operating expenses	101.4	134.7	2.9	(9.5)	229.5
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage proceeds, net	(4.0)	—	—	—	(4.0)

Segment contribution margin	$51.8	$52.4	$24.8	$1.0	130.0

General and administrative expenses					59.0
Depreciation and amortization					61.1
Loss on disposal of assets					0.7

Operating income					$9.2

Total assets	$545.1	$420.6	$65.2	$113.7	$1,144.6

Capital spending (excluding business combinations)	$42.3	$14.4	$—	$0.1	$56.8

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	As of and for the Year Ended December 31, 2009
				Corporate,
				Other and
	Refining	Retail	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$887.7	$1,421.5	$356.8	$0.7	$2,666.7
Intercompany marketing fees and sales	(5.6)	—	17.6	(12.0)	—
Operating costs and expenses:
Cost of goods sold	809.6	1,240.8	349.5	(5.8)	2,394.1
Operating expenses	85.9	138.5	1.2	(6.6)	219.0
Impairment of goodwill	—	7.0	—	—	7.0
Insurance proceeds — business interruption	(64.1)	—	—	—	(64.1)
Property damage proceeds, net	(40.3)	—	—	—	(40.3)

Segment contribution margin	$91.0	$35.2	$23.7	$1.1	151.0

General and administrative expenses					64.3
Depreciation and amortization					52.4
Loss on disposal of assets					2.9

Operating income					$31.4

Total assets	$573.8	$430.0	$62.3	$156.9	$1,223.0

Capital spending (excluding business combinations)	$155.1	$14.3	$0.5	$0.1	$170.0

	As of and for the Year Ended December 31, 2008
				Corporate,
				Other and
	Refining	Retail(1)	Marketing	Eliminations	Consolidated
	(In millions)

Net sales (excluding intercompany marketing fees and sales)	$2,105.6	$1,885.7	$731.7	$0.7	$4,723.7
Intercompany marketing fees and sales	(13.8)	—	13.8	—	—
Operating costs and expenses:
Cost of goods sold	1,921.3	1,673.4	721.2	(7.8)	4,308.1
Operating expenses	96.9	142.9	1.0	—	240.8
Impairment of goodwill	—	11.2	—	—	11.2

Segment contribution margin	$73.6	$58.2	$23.3	$8.5	163.6

General and administrative expenses					57.0
Depreciation and amortization					41.3
Gain on sales of assets					(6.8)

Operating income					$72.1

Total assets	$348.4	$464.8	$55.3	$148.7	$1,017.2

Capital spending (excluding business combinations)	$82.9	$18.6	$0.9	$—	$102.4

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

(1)	Retail operating results for 2008 have been restated to reflect the reclassification of the remaining nine Virginia stores back to normal operations.

13.	Fair Value Measurements

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2010 was (in millions):

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total

Liabilities
Commodity derivatives	—	(1.4)	—	(1.4)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted, where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of December 31, 2010, $0.7 million of net derivative positions are included in other current liabilities on the accompanying consolidated balance sheets. As of December 31, 2009, $26.9 million of net derivative positions are included in other current assets on the accompanying consolidated balance sheets. As of December 31, 2010, $0.7 million of cash collateral is held by counterparty brokerage firms. These amounts have been netted with the net derivative positions with each counterparty.

14.	Derivative Instruments

From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and

•	To limit the exposure to floating-rate fluctuations on current borrowings.

We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the years ended December 31, 2010, 2009 and 2008.

Swaps

In December 2007, in conjunction with providing E-10 products in our retail markets, we entered into a series of OTC swaps based on the futures price of ethanol as quoted on the Chicago Board of Trade, which fixed the purchase price of ethanol for a predetermined number of gallons at future dates from April 2008 through December 2009. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the NYMEX, which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from April 2008 through December 2009. There were no gains or losses recognized on these swaps during the years ended December 31, 2010 or 2009. Delek recognized gains of $4.9 million during the year ended December 31, 2008, which were included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. There were no unrealized gains held on the accompanying consolidated balance sheets as of December 31, 2010. As of December 31, 2009, total unrealized gains of $0.3 million were held as other current assets on the accompanying consolidated balance sheets.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In accordance with ASC 815, the WTI and ULSD swaps were designated as cash flow hedges with the change in fair value recorded in other comprehensive income. However, as of November 20, 2008, due to the suspension of operations at the Tyler refinery, the cash flow designation was removed because the probability of occurrence of the hedged forecasted transactions for the period of the shutdown became remote. All changes in the fair value of these swaps subsequent to November 20, 2008 have been recognized in the statement of operations. There were no gains or losses recognized on these swaps during the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, we recognized gains of $9.6 million and $13.8 million, respectively, which are included as an adjustment to cost of goods sold in the consolidated statement of operations as a result of the discontinuation of these cash flow hedges. For the year ended December 31, 2008, Delek recorded unrealized losses as a component of other comprehensive income of $0.9 million ($0.6 million, net of deferred taxes) related to the change in the fair value of these swaps. The fair value of these contracts in accumulated other comprehensive income was recognized in income as the positions were closed and the hedged transactions were recognized in income. There were no unrealized gains or losses remaining in accumulated other comprehensive income as of December 31, 2010 or 2009. There were no unrealized gains held on the accompanying consolidated balance sheets as of December 31, 2010. As of December 31, 2009 total unrealized gains of $2.0 million were held as other current assets on the accompanying consolidated balance sheets.

Forward Fuel Contracts

From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains (losses) of $0.6 million, $(2.1) million and $5.7 million, respectively, during the years ended December 31, 2010, 2009 and 2008 which are included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. There were no unrealized gains or losses held on the balance sheet as of December 31, 2010. As of December 31, 2009, total unrealized gains of $0.1 million were held as other current assets on the accompanying consolidated balance sheets.

Options

In the first quarter of 2008, Delek entered into a put option with a major financial institution that fixes the sales price of crude oil for a predetermined number of units, which settled in December 2008. Delek recorded a realized gain of $2.8 million during the year ended December 31, 2008, which is included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. There were no option contracts outstanding during the years ended December 31, 2010 or 2009.

Futures Contracts

From time to time, Delek enters into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 180 days. Delek recognized gains (losses) of $4.2 million, $(0.5) million and $14.3 million, respectively, during the years ended December 31, 2010, 2009 and 2008, which are included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. As of December 31, 2010, total unrealized losses of $1.4 million were held as other current liabilities on the accompanying consolidated balance sheets. There were no futures contracts outstanding as of December 31, 2009.

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

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Due to the suspension of operations at the Tyler refinery in November 2008, Delek was unable to take delivery under the refining contracts covering the period of the Tyler refinery shutdown and settled these contracts net with the vendors, even though no net settlement provisions exist. Therefore, Delek discontinued the normal purchase exemption under ASC 815 for the refining contracts covering the periods from January 2009 through April 2009. Delek has recognized losses of $2.0 million relating to the market value of these contracts for the year ended December 31, 2009. There were no futures contracts recorded at fair value under ASC 815 during the years ended December 31, 2010 or 2008. There were no outstanding contracts as of December 31, 2010 or 2009.

Interest Rate Instruments

From time to time, Delek enters into interest rate swap and cap agreements that are intended to economically hedge floating rate debt related to our current borrowings. These interest rate derivative instruments are discussed in conjunction with our long term debt in Note 10.

15.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Delek’s deferred tax assets and liabilities, reported separately in the accompanying consolidated financial statements, as of December 31, 2010 and 2009 are as follows (in millions):

	December 31,
	2010	2009

Current Deferred Taxes:
Self-insurance accruals	$2.8	$2.7
Other accrued reserves	0.3	(0.2)
Valuation allowance	(0.5)	—

Total current deferred tax assets	2.6	2.5

Non-current Deferred Taxes:
Depreciation and amortization	(122.7)	(104.9)
Net operating loss carryforwards	23.1	2.5
Straight-line lease expense	1.7	1.7
ASC 718 stock compensation	4.9	4.4
ASC 815 derivatives	0.5	0.1
Minority investment	27.0	3.4
ARO liability	1.3	1.2
Deferred revenues	(17.9)	(17.7)
Environmental reserves	1.2	1.1
Tax credit carryforwards	4.9	0.6
Other	0.5	—
Valuation allowance	(30.4)	(2.9)

Total non-current deferred tax liabilities	(105.9)	(110.5)

Total net deferred tax liabilities	$(103.3)	$(108.0)

The total current deferred tax assets and liabilities, excluding the valuation allowance, are $3.5 million and $(0.4) million, respectively, as of December 31, 2010 and $3.0 million and $(0.5) million, respectively, as of

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2009. The total non-current deferred tax assets and liabilities, excluding the valuation allowance, are $65.1 million and $(140.6) million, respectively, as of December 31, 2010 and $15.0 million and $(122.6) million, respectively as of December 31, 2009.

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income from continuing operations is attributable to the following (in millions):

	Year Ended December 31,
	2010	2009	2008

Provision for federal income taxes at statutory rate	$(29.7)	$1.9	$15.1
State income taxes, net of federal tax provision	0.5	1.1	1.9
Credits	(0.2)	(0.6)	(0.3)
Goodwill impairment	—	0.6	2.8
Valuation allowance	24.2	—	—
Other items	0.2	0.1	(0.9)

Income tax (benefit) expense	$(5.0)	$3.1	$18.6

Income tax (benefit) expense from continuing operations is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Current	$(0.3)	$(35.6)	$7.5
Deferred	(4.7)	38.7	11.1

	$(5.0)	$3.1	$18.6

Deferred income tax expense above is reflective of the changes in deferred tax assets and liabilities during the current period.

During the year ended December 31, 2010, Delek recorded an increase to the Valuation Allowance in the amount of $28.0 million. We carry valuation allowances against certain state net operating losses, which may not be recoverable with future taxable income. Additionally, the impairment of the Lion Oil investment generated a deferred tax asset. This loss, if realized, would be a capital loss for tax purposes, limiting its use to offsetting future capital gains. Absent a foreseeable capital gain strategy we have placed a valuation allowance against the deferred tax asset.

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

At December 31, 2010, Delek has a federal net operating loss carryforward of $61.2 million, of which $6.2 million originated from the exercise of nonqualified stock options. Delek continues to carry $4.9 million of federal tax credit carryforwards. The federal net operating loss carryforwards begin to expire in 2031 and the federal tax credits begin to expire in 2028. State net operating loss carryforwards at December 31, 2010, totaled

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

$106.8 million which were subject to a full valuation allowance and which include $15.7 million related to non-qualified stock option deductions. Delek has $1.2 million of state net operating losses that are set to expire between 2011 and 2012. Remaining net operating losses will begin expiring in 2015-2030. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years through 2004. The Internal Revenue Service has examined Delek’s income tax returns through the tax year ending 2006. Delek carried back the 2009 federal tax net operating loss to the 2005 and 2006 tax years, thus reopening those years for examination up to the amount of the refund claimed. The Internal Revenue Service is currently examining Delek’s 2009 carryback claim.

ASC 740 provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. ASC 740 requires the elimination of the income tax benefits associated with any income tax position where it is not “more likely than not” that the position would be sustained upon examination by the taxing authorities. During the year ending December 31, 2010 an additional $0.2 million of unrecognized tax benefits were recorded, while a nominal amount of unrecognized tax benefits were settled.

Increases and decreases to the beginning balance of unrecognized tax benefits during the year ended December 31, 2010 were as follows:

	Federal	State
	Unrecognized	Unrecognized
	Benefit	Benefit	Total

Beginning of period unrecognized benefit	$0.1	$0.3	$0.4
Net increase from current period tax positions	—	0.2	0.2
Decreases related to settlements of tax positions	—	—	—

End of period unrecognized benefits	$0.1	$0.5	$0.6

The amount of the unrecognized benefit above that if recognized would change the effective tax rate is $0.6 million.

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. A nominal amount of interest was recognized related to unrecognized tax benefits during the year ended December 31, 2010, 2009 and 2008.

Uncertain tax positions have been examined by Delek for any material changes in the next 12 months and none are expected.

16.	Commitments and Contingencies

Litigation

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee related matters. In addition, certain private parties who claim they were adversely affected by the November 2008 incident at our Tyler refinery have commenced litigation against us. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

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

Environmental Health and Safety

Delek is subject to various federal, state and local environmental and safety laws enforced by agencies including the EPA, the U.S. Department of Transportation (“DOT”) / Pipeline and Hazardous Materials Safety Administration (“PHMSA”), OSHA, the Texas Commission on Environmental Quality (“TCEQ”), the Texas Railroad Commission (“TRRC”) and the Tennessee Department of Environment and Conservation (“TDEC”) as well as numerous other state and federal agencies. These laws raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed, or that relate to pre-existing conditions for which we have assumed responsibility. While it is often difficult to quantify future environmental or safety related expenditures, Delek anticipates that continuing capital investments will be required for the foreseeable future to comply with existing and new regulations.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of the Tyler refinery’s ordinary operations, waste is generated, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund. At this time, we have not been named as a potentially responsible party at any Superfund sites and under the terms of the Tyler refinery purchase agreement, we did not assume any liability for wastes disposed of at third party owned treatment, storage or disposal sites prior to our ownership.

We have recorded a liability of approximately $4.3 million as of December 31, 2010 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler refinery. This liability includes estimated costs for on-going investigation and remediation efforts for known contamination of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $1.5 million of the liability is expected to be expended over the next 12 months with the remaining balance of $2.8 million expendable by 2022.

In late 2004, the prior refinery owner began discussions with the United States Environmental Protection Agency (“EPA”) Region 6 and the United States Department of Justice (“DOJ”) regarding certain Clean Air Act (“CAA”) requirements at the Tyler refinery. Under the agreement by which we purchased the Tyler refinery, we agreed to be responsible for all cost of compliance under the settlement. A consent decree was entered by the Court and became effective on September 23, 2009. The consent decree does not allege any violations by Delek subsequent to the purchase of the Tyler refinery and the prior owner was responsible for payment of the assessed penalty. The capital projects required by the consent decree have been completed including a new electrical substation to increase operational reliability and additional sulfur removal capacity to address upsets. In addition, the consent decree requires certain on-going operational changes. We believe any costs resulting from these changes will not have a material adverse effect upon our business, financial condition or operations.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In October 2007, the TCEQ approved an Agreed Order that resolved alleged violations of certain air rules that had continued after the Tyler refinery was acquired. The Agreed Order required the Tyler refinery to pay a penalty and fund a Supplemental Environmental Project for which we had previously reserved adequate amounts. In addition, the Tyler refinery was required to implement certain corrective measures, which the company completed as specified in Agreed Order Docket No. 2006-1433-AIR-E, with one exception that was completed in 2010.

The EPA has issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and will require the reduction of maximum annual average benzene content by July 1, 2012. We completed a project to reduce gasoline benzene levels in the fourth quarter 2010. However, it may be necessary for us to purchase credits to comply with these content requirements and there can be no assurance that such credits will be available or that we will be able to purchase available credits at reasonable prices.

Various legislative and regulatory measures to address climate change and greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and newly enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as the Tyler refinery, as well as mobile transportation sources. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating costs. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.

Beginning with the 2010 calendar year, EPA rules require us to report GHG emissions from our refinery operations and consumer use of products produced at the Tyler refinery on an annual basis. While the cost of compliance with the rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHGs. Beginning in January 2011, the EPA will begin regulating GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration (“PSD”) and Federal Operating Permit (Title V) programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies. EPA has announced their intent for further regulation of refinery GHG emissions through New Source Performance Standards (“NSPS”) to be finalized in late 2011 or 2012. GHG regulation could also impact the consumption of refined products, thereby affecting our refinery operations.

In 2010, the EPA and the Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) finalized new standards, raising the required Corporate Average Fuel Economy (“CAFE”) of the nation’s passenger fleet by 40% to approximately 35 mpg by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. Later in the year, EPA and the Department of Transportation also announced their intention to propose first-time standards for fuel economy of medium and heavy duty trucks in 2011, as well as further increases in the CAFE standard for passenger vehicles after 2016. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at the Tyler refinery, as well as at our convenience stores.

The Energy Policy Act of 2005 requires increasing amounts of renewable fuel to be incorporated into the gasoline pool through 2012. Under final rules implementing this Act (the Renewable Fuel Standard), the Tyler refinery is classified as a small refinery exempt from renewable fuel standards through 2010. The Energy Independence and Security Act of 2007 (“EISA”) increased the amounts of renewable fuel required by the Energy Policy Act of 2005. A rule finalized by EPA to implement EISA (referred to as the “Renewable Fuel Standard — 2”, or “RFS 2”) requires that we blend increasing amounts of biofuels with our refined products beginning with approximately 7.75% of our combined gasoline and diesel volume in 2011 and escalating to approximately 18% in

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

2022. The rule could cause decreased crude runs in future years and materially affect profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products. Although temporarily exempt from these rules, the Tyler refinery began supplying an E-10 gasoline-ethanol blend in January 2008. Because our exemption from RFS 2 terminated at the end of 2010, we are implementing projects that will allow us to blend increasing amounts of ethanol and biodiesel into our fuels beginning in 2011.

In June 2007, OSHA announced that, under a National Emphasis Program (“NEP I”) addressing workplace hazards at petroleum refineries, it would conduct inspections of process safety management programs at approximately 80 refineries nationwide. OSHA conducted an NEP I inspection at our Tyler, Texas refinery between February and August of 2008 and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the NEP I citations. Between November 2008 and May 2009, OSHA conducted another inspection at our Tyler refinery as a result of the explosion and fire that occurred there and issued citations assessing an aggregate penalty of approximately $0.2 million. We are also contesting these citations and do not believe that the outcome of any pending OSHA citations (whether alone or in the aggregate) will have a material adverse effect on our business, financial condition or results of operations.

In addition to OSHA, the CSB and the EPA requested information pertaining to the November 2008 incident. The EPA is currently conducting an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act.

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

Letters of Credit

As of December 31, 2010, Delek had in place letters of credit totaling approximately $157.0 million with various financial institutions securing obligations with respect to its workers’ compensation self-insurance programs, as well as purchases of crude oil for the Tyler refinery, gasoline and diesel for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at December 31, 2010.

Operating Leases

Delek leases land, buildings, equipment and corporate office space under agreements expiring at various dates through 2032 after considering available renewal options. Many of these leases contain renewal options and require Delek to pay executory costs (such as property taxes, maintenance, and insurance). Lease expense for all operating leases for the years ended December 31, 2010, 2009 and 2008 totaled $16.4 million, $16.9 million, and $14.7 million, respectively.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2010 (in millions):

2011	$15.2
2012	13.6
2013	12.3
2014	10.7
2015	10.2
Thereafter	66.7

Total future minimum rentals	$128.7

17.	Employees

Workforce

A portion of our workforce in the refining segment is represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. As of December 31, 2010 and 2009, respectively, 150 and 149 operations and maintenance hourly employees and 40 and 39 truck drivers, at the Tyler refinery were represented by the union and covered by collective bargaining agreements which run through January 31, 2012. None of our employees in our marketing or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

401(k) Plan

We sponsor a voluntary 401(k) Employee Retirement Savings Plan for eligible employees administered by Fidelity Management Trust Company. Employees must be at least 21 years of age and have 60 days of service to be eligible to participate in the plan. Employee contributions are matched on a fully-vested basis by us up to a maximum of 6% of eligible compensation. Eligibility for the company matching contribution begins on the first of the month following one year of employment. For the years ended December 31, 2010, 2009 and 2008, the 401(k) expense recognized was $1.7 million, $1.7 million, and $1.6 million respectively.

18.	Related Party Transactions

At December 31, 2010, Delek Group Ltd. beneficially owned approximately 73.0% of our outstanding common stock. As a result, Delek Group Ltd. and its controlling shareholder, Mr. Sharon (“Tshuva”), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

In September 2009, we borrowed $65.0 million from Delek Petroleum under the terms of an unsecured term promissory note (the “Original Note”). We prepaid $21.0 million of principal due on the Original Note in July 2010. On September 28, 2010, we executed an amended and restated term promissory note with Delek Petroleum in the principal amount of $44.0 million (the “Amended Note”). The Amended Note extends the maturity of the debt from October 1, 2010 until January 1, 2012 and reduces the rate of interest from 8.50% (net of withholding taxes) to 8.25% (net of withholding taxes). As under the Original Note, we are responsible for the payment of any withholding taxes due on interest payments under the Amended Note and the payment of principal and interest may be accelerated upon the occurrence and continuance of customary events of default. The Original and Amended Notes were approved by our Audit Committee on September 25, 2009 and September 16, 2010, respectively, in accordance with our policies for related party transactions.

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

On January 12, 2006, we entered into a consulting agreement with Charles H. Green, the father of one of our named executive officers, Frederec Green. Under the terms of the agreement, Charles Green provides assistance and guidance, primarily in the area of electrical reliability, at our Tyler refinery, and is paid $100 per hour for services rendered. We paid a nominal amount for these services for during the years ended December 31, 2010 and 2009 and $0.1 million during the year ended 2008.

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

As of May 1, 2005, Delek entered into a consulting agreement with Greenfeld-Energy Consulting, Ltd., (Greenfeld-Energy) a company owned and controlled by one of Delek’s former directors, Zvi Greenfeld. Mr. Greenfeld did not stand for re-election at Delek’s 2010 annual meeting of stockholders and, as a result, his tenure on the Board of Directors ended on May 4, 2010. Under the terms of the agreement, Mr. Greenfeld personally provides consulting services relating to the refining industry and Greenfeld-Energy receives monthly consideration and reimbursement of reasonable expenses. From May 2005 through August 2005, Delek paid Greenfeld-Energy approximately seven thousand dollars per month. Since September 2005, Delek has paid Greenfeld-Energy a monthly payment of approximately eight thousand dollars. In April 2006, Delek paid Greenfeld-Energy a bonus of $70 thousand for services rendered in 2005. Pursuant to the agreement, on May 3, 2006, we granted Mr. Greenfeld options to purchase 130,000 shares of our common stock at $16.00 per share, our initial public offering price, pursuant to our 2006 Long-Term Incentive Plan. These options vest ratably over five years. The agreement continues in effect until terminated by either party upon six months advance notice to the other party. On May 12, 2010, Delek provided notice to Greenfeld-Energy of termination of the agreement effective November 12, 2010. Because of this termination, all unvested options were immediately forfeited on November 12, 2010 and all vested and unexercised options will expire in May 2011.

19.	Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2010 and 2009 is summarized below. The quarterly financial information summarized below has been prepared by Delek’s management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ending
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Net sales	$892.9	$997.7	$875.5	$989.5
Operating (loss) income	$(13.4)	$32.4	$(5.9)	$(3.9)
Net (loss) income from continuing operations	$(14.1)	$15.0	$(9.9)	$(70.9)
Basic (loss) earnings per share from continuing operations	$(0.26)	$0.28	$(0.18)	$(1.30)
Diluted (loss) earnings per share from continuing operations	$(0.26)	$0.28	$(0.18)	$(1.30)

Delek US Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Three Month Periods Ending
	March 31,	June 30,	September 30,	December 31,
	2009(1)(2)	2009(1)(2)	2009(2)	2009
	(Revised)	(Revised)

Net sales	$368.3	$613.3	$835.6	$849.5
Operating income (loss)	$2.7	$53.0	$(1.6)	$(22.7)
Net (loss) income from continuing operations	$(1.4)	$29.6	$(4.8)	$(21.1)
Basic (loss) earnings per share from continuing operations	$(0.03)	$0.55	$(0.09)	$(0.39)
Diluted (loss) earnings per share from continuing operations	$(0.03)	$0.54	$(0.09)	$(0.39)

(1)	These amounts have been revised due to a misapplication of guidance associated with accounting for lower of cost or market (“LCM”) reserves when using the LIFO method of accounting for inventories. We recognized a reversal of a LCM reserve in the first quarter of 2009 in the amount of $4.8 million ($3.1 million, net of tax). The reversal should not have been recognized until the second quarter of 2009 when the Tyler refinery resumed operations and the related inventory was sold. This resulted in an overstatement of earnings in the first quarter and an understatement of earnings in the second quarter by the same amount. The 2009 annual results are not affected by this change.

(2)	Having reclassified the nine Virginia stores back to normal operations, the results of operations as shown on a quarterly basis for all periods above have been restated to reflect the results of the nine Virginia stores as income from continuing operations.

20.	Subsequent Events

Dividend Declaration

On February 8, 2011, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on March 22, 2011, to shareholders of record on March 1, 2011.

SCHEDULE I

Delek US Holdings, Inc.
Parent Company Only

Condensed Balance Sheets

	December 31,
	2010	2009
	(In millions, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$23.0	$19.3
Accounts receivable from subsidiaries	6.2	—
Interest receivable from subsidiaries	9.1	18.9
Income tax receivable	1.0	40.0
Other current assets	1.1	0.6

Total current assets	40.4	78.8

Property, plant and equipment:
Property, plant and equipment	2.2	2.1
Less: accumulated depreciation	(0.3)	(0.2)

Property, plant and equipment, net	1.9	1.9

Notes receivable from related parties	25.9	113.0
Minority investment	71.6	131.6
Investment in subsidiaries	394.5	348.8
Deferred tax asset	3.5	3.4
Other non-current assets	0.3	0.2

Total assets	$538.1	$677.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$0.5
Accounts payable to subsidiaries	—	30.5
Note payable to related party	—	65.0
Current portion of long-term debt and capital lease obligations	6.0	8.0
Accrued expenses and other current liabilities	0.6	0.5

Total current liabilities	6.6	104.5

Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	44.0	42.0
Note payable to related party	44.0	—
Other non-current liabilities	0.2	0.2

Total non-current liabilities	88.2	42.2

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 54,403,208 and 53,700,570 shares issued and outstanding at December 31, 2010 and 2009, respectively	0.5	0.5
Additional paid-in capital	287.5	281.8
Retained earnings	155.3	248.7

Total shareholders’ equity	443.3	531.0

Total liabilities and shareholders’ equity	$538.1	$677.7

The “Notes to Consolidated Financial Statements” of Delek US Holdings, Inc., beginning on page F-8 of this Form 10-K are an integral part of these condensed financial statements.

SCHEDULE I — (Continued)

Delek US Holdings, Inc.
Parent Company Only

Condensed Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(In millions, except shares and per share data)

Net sales	$—	$—	$—

Operating costs and expenses:
Cost of goods sold	—	(0.5)	(7.8)
General and administrative expenses	11.4	12.3	8.9
Depreciation and amortization	0.1	0.1	0.1

Total operating costs and expenses	11.5	11.9	1.2

Operating loss	(11.5)	(11.9)	(1.2)

Interest expense	2.7	3.1	6.4
Interest income	—	(0.1)	(1.2)
Net interest income from related parties	(2.5)	(6.4)	(5.6)
Loss (earnings) from investment in subsidiaries(1)	8.8	(7.9)	(30.2)
Loss from minority investment	—	—	7.9
Impairment of minority investment	60.0	—	—
Other expenses, net	—	0.5	—

Total non-operating expense (income)	69.0	(10.8)	(22.7)

(Loss) income before income tax expense	(80.5)	(1.1)	21.5
Income tax benefit	(0.6)	(3.4)	(3.4)

Net (loss) income	$(79.9)	$2.3	$24.9

(1)	The earnings from investment in subsidiaries for the year ended December 31, 2009 includes a gain on extinguishment of debt of $1.6 million that was recognized in consolidation for the year ended December 31, 2008. The debt was extinguished by the consolidated entity in 2008; however, on a separate company basis, the extinguishment was not recognized by our subsidiary until 2009.

The “Notes to Consolidated Financial Statements” of Delek US Holdings, Inc., beginning on page F-8 of this Form 10-K are an integral part of these condensed financial statements.

SCHEDULE I — (Continued)

Delek US Holdings, Inc.
Parent Company Only

Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Cash flows from operating activities:
Net (loss) income	$(79.9)	$2.3	$24.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	0.1	0.1	0.1
Amortization of deferred financing costs	0.3	0.5	0.8
Deferred income taxes	(0.1)	(1.7)	(1.3)
Loss from equity method investment	—	—	7.9
Impairment of equity method investment	60.0	—	—
Stock-based compensation expense	0.2	0.2	0.4
Loss (income) from subsidiaries	8.8	(7.9)	(30.2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	0.4	(0.4)
Inventories and other current assets	38.5	(33.4)	16.4
Receivables and payables from subsidiaries	(26.9)	22.8	(20.7)
Accounts payable and other current liabilities	(0.4)	0.4	(0.2)
Non-current assets and liabilities, net	(0.1)	6.6	(6.4)

Net cash provided by (used in) operating activities	0.5	(9.7)	(8.7)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(11.3)
Sales of short-term investments	—	—	28.0
Purchase of property, plant and equipment	(0.1)	(0.1)	—
Investment in subsidiaries	(68.3)	(15.2)	(12.0)
Dividends from subsidiaries	16.7	3.0	21.5
Net repayments (proceeds) of notes receivable from subsidiaries	87.1	35.2	(71.2)

Net cash provided by (used in) investing activities	35.4	22.9	(45.0)

Cash flows from financing activities:
Proceeds from revolver	36.0	68.5	11.0
Repayments on revolver	(36.0)	(75.0)	(4.5)
Proceeds from note payable to related party	—	65.0	—
Repayment on note payable to subsidiary	(21.0)	(17.3)	(6.5)
Proceeds from other debt instruments	50.0	—	20.0
Repayments on other debt instruments	(50.0)	(27.7)	(20.0)
Taxes paid in connection with settlement of share purchase rights	(2.5)	—	—
Dividends paid	(8.4)	(8.1)	(8.0)
Deferred financing costs paid	(0.3)	(0.2)	(0.6)

Net cash (used in) provided by financing activities	(32.2)	5.2	(8.6)

Net increase (decrease) in cash and cash equivalents	3.7	18.4	(62.3)
Cash and cash equivalents at the beginning of the period	19.3	0.9	63.2

Cash and cash equivalents at the end of the period	$23.0	$19.3	$0.9

Non-cash investing activity:
Forgiveness of note receivable from related party	$67.8	$—	$—

The “Notes to Consolidated Financial Statements” of Delek US Holdings, Inc., beginning on page F-8 of this Form 10-K are an integral part of these condensed financial statements.

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.1*	Employment Agreement dated as of May 1, 2009 by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 6, 2009)
10	.2*	Termination dated May 12, 2010 of Amended and Restated Consulting Agreement with Greenfeld-Energy Consulting, Ltd. dated April 11, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 6, 2010)
10	.3*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10.4		Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.5+	Resignation, Waiver, Consent and Appointment Agreement dated September 1, 2009 by and between Fifth Third Bank, N.A., Lehman Commercial Paper, Inc. and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 6, 2009)
10	.5(a)+	Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.5(k) to the Company’s Form 10-K filed on March 12, 2010)
10	.5(b)+	First Amendment dated December 23, 2010 to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on December 29, 2010)
10.6		Credit Agreement dated February 23, 2010 by and between Delek Refining, Ltd. As borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on February 25, 2010)
10	.7++	Pipeline Capacity Lease Agreement, dated April 12, 1999, between La Gloria Oil and Gas Company and Scurlock Permian, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(a)++	One-Year Renewal of Pipeline Capacity Lease Agreement, dated December 21, 2004, between Plains Marketing, L.P., as successor to Scurlock Permian LLC, and La Gloria Oil and Gas Company (incorporated by reference to Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(b)++	Assignment of the Pipeline Capacity Lease Agreement, as amended and renewed on December 21, 2004, by La Gloria Oil and Gas Company to Delek Refining, Ltd. (incorporated by reference to Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(c)++	Amendment to One-Year Renewal of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10	.7(d)	Extension of Pipeline Capacity Lease Agreement, dated January 15, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(d) to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)

Exhibit No.		Description

10	.7(e)++	Modification and Extension of Pipeline Capacity Lease Agreement, effective May 1, 2006, between Delek Refining, Ltd. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.11(e) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.7(f)+	Modification and Extension of Pipeline Capacity Lease Agreement dated March 31, 2009 between Delek Crude Logistics, LLC and Plains Marketing L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 11, 2009)
10	.8*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (as amended through May 4, 2010) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 7, 2010)
10	.8(a)*	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.8(b)*	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.8(c)*	Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
10	.8(d)*	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 6, 2010)
10	.8(e)*	Employee Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 6, 2010)
10.9		Management and Consulting Agreement, dated as of January 1, 2006, by and between Delek Group Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on February 8, 2006, SEC File No. 333-131675)
10.10		Replacement Promissory Note I in the principal amount of $20,000,000 dated October 5, 2010 by and between Delek Finance, Inc. and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 5, 2010)
10	.10(a)	Replacement Promissory Note II in the principal amount of $30,000,000 dated October 5, 2010 by and between Delek Finance, Inc. and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 5, 2010)
10.11		Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.16(c) to the Company’s Form 10-K filed on March 3, 2008)
10	.11(a)	First Amendment dated October 17, 2008 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.13(d) to the Company’s Form 10-K filed on March 9, 2009)
10	.11(b)	Second Amendment dated March 31, 2009 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 11, 2009)
10.12		Promissory Note in the principal amount of $50,000,000 dated November 2, 2010 by and between Delek US Holdings, Inc., and Bank Leumi USA as lender (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 5, 2010)
10	.12(a)	Letter agreement dated June 23, 2009 between Delek US Holdings, Inc. and Bank Leumi USA (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 7, 2009)
10.13		Term Promissory Note dated September 29, 2009 in the principal amount of $65,000,000 between Delek US Holdings, Inc. and Delek Petroleum, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 6, 2009)

Exhibit No.		Description

10	.13(a)	Amended and Restated Term Promissory Note dated September 28, 2010 in the principal amount of $44,000,000 between Delek US Holdings, Inc. and Delek Petroleum, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 5, 2010)
10	.14*	Employment Agreement dated May 1, 2009 by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2009)
10	.15*	Employment Agreement dated May 1, 2009 by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2009)
10	.16*	Employment Agreement dated June 10, 2009 by and between MAPCO Express, Inc. and Igal Zamir (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 7, 2009)
10	.16(a)*	Special Bonus Acknowledgement dated August 9, 2010 between Igal Zamir and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 5, 2010)
10	.17*	Employment Agreement dated August 25, 2009 by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009)
10	.17(a)*	Special Bonus Acknowledgement dated May 4, 2010 between Mark B. Cox and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 6, 2010)
10	.18*	Letter agreement between Edward Morgan and Delek US Holdings, Inc. dated April 17, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 11, 2009)
10	.19*	Letter agreement between Lynwood E. Gregory, III and Delek US Holdings, Inc. dated February 24, 2011 (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on February 25, 2010)
10	.20+	Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 3, 2008)
10	.20(a)+	First Amendment dated August 18, 2010 to the Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 5, 2010)
10	.21*	Form of 409A Addendum (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2010)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment was requested and granted pursuant to Rule 24b-2 of the Securities Exchange Act, with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

++	Confidential treatment was requested and granted pursuant to Rule 406 of the Securities Act, and an extension of such confidential treatment was requested and granted pursuant to Rule 24b-2 of the Securities Exchange Act, with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Mark Cox
Mark Cox
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 11, 2011:

/s/  Ezra Uzi Yemin
Ezra Uzi Yemin
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/  Gabriel Last*
Gabriel Last
Director

/s/  Asaf Bartfeld*
Asaf Bartfeld
Director

/s/  Carlos E. Jorda*
Carlos E. Jorda
Director

/s/  Aharon Kacherginski*
Aharon Kacherginski
Director

/s/  Sholmo Zhohar *
Sholmo Zhohar
Director

/s/  Philip L. Maslowe*
Philip L. Maslowe
Director

/s/  Charles H. Leonard*
Charles H. Leonard
Director

/s/  Mark Cox
Mark Cox
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

*By:	/s/ Mark Cox
Mark Cox
Individually and as Attorney-in-Fact