Form 10-Q
period 2011-03-31
Delek US Holdings, Inc.
filed 2011-05-06
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At May 3, 2011, there were 57,775,004 shares of common stock, $0.01 par value, outstanding.

Part I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2011	2010
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$110.7	$49.1
Accounts receivable	155.7	104.7
Inventory	127.9	136.7
Other current assets	14.2	8.9

Total current assets	408.5	299.4

Property, plant and equipment:
Property, plant and equipment	893.3	886.7
Less: accumulated depreciation	(218.6)	(206.6)

Property, plant and equipment, net	674.7	680.1

Goodwill	71.9	71.9
Other intangibles, net	7.5	7.9
Minority investment	71.6	71.6
Other non-current assets	12.4	13.7

Total assets	$1,246.6	$1,144.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$296.6	$222.9
Current portion of long-term debt and capital lease obligations	16.1	14.1
Accrued expenses and other current liabilities	76.0	55.5

Total current liabilities	388.7	292.5

Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	217.6	237.7
Note payable to related party	44.0	44.0
Environmental liabilities, net of current portion	2.7	2.8
Asset retirement obligations	7.2	7.3
Deferred tax liabilities	116.6	105.9
Other non-current liabilities	10.8	11.1

Total non-current liabilities	398.9	408.8

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 54,459,013 shares and 54,403,208 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	0.5	0.5
Additional paid-in capital	288.4	287.5
Retained earnings	170.1	155.3

Total shareholders’ equity	459.0	443.3

Total liabilities and shareholders’ equity	$1,246.6	$1,144.6

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In millions, except share and per share data)
Net sales	$1,143.5	$892.9
Operating costs and expenses:
Cost of goods sold	1,014.2	820.7
Operating expenses	60.2	56.1
Property damage expenses, net	—	0.2
General and administrative expenses	18.3	15.3
Depreciation and amortization	14.9	14.5
Loss (gain) on sale of assets	0.6	(0.5)

Total operating costs and expenses	1,108.2	906.3

Operating income (loss)	35.3	(13.4)
Interest expense	7.3	8.7

Income (loss) before income taxes	28.0	(22.1)
Income tax expense (benefit)	11.1	(8.0)

Net income (loss)	$16.9	$(14.1)

Basic earnings (loss) per share	$0.31	$(0.26)

Diluted earnings (loss) per share	$0.31	$(0.26)

Weighted average common shares outstanding:
Basic	54,412,207	53,920,639

Diluted	54,567,765	53,920,639

Dividends declared per common share outstanding	$0.0375	$0.0375

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In millions, except per share data)
Cash flows from operating activities:
Net income (loss)	$16.9	$(14.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14.9	14.5
Amortization of deferred financing costs	0.9	2.0
Accretion of asset retirement obligations	0.1	0.1
Deferred income taxes	10.5	(1.4)
Loss (gain) on sale of assets	0.6	(0.5)
Loss on involuntary conversion of assets	—	0.2
Stock-based compensation expense	0.4	1.0
Income tax benefit of stock-based compensation	—	(2.2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(51.0)	(29.6)
Inventories and other current assets	3.7	1.0
Accounts payable and other current liabilities	94.2	21.6
Non-current assets and liabilities, net	—	(0.7)

Net cash provided by (used in) operating activities	91.2	(8.1)

Cash flows from investing activities:
Purchases of property, plant and equipment	(12.0)	(9.6)
Expenditures to rebuild refinery	—	(0.2)
Proceeds from sales of convenience store assets	2.3	4.3

Net cash used in investing activities	(9.7)	(5.5)

Cash flows from financing activities:
Proceeds from long-term revolvers	151.2	200.6
Payments on long-term revolvers	(167.3)	(197.7)
Payments on debt and capital lease obligations	(2.0)	(6.5)
Proceeds from exercise of stock options	0.5	—
Taxes paid in connection with settlement of share purchase rights	—	(2.5)
Income tax benefit of stock-based compensation	—	2.2
Dividends paid	(2.1)	(2.0)
Deferred financing costs paid	(0.2)	(8.6)

Net cash used in financing activities	(19.9)	(14.5)

Net increase (decrease) in cash and cash equivalents	61.6	(28.1)
Cash and cash equivalents at the beginning of the period	49.1	68.4

Cash and cash equivalents at the end of the period	$110.7	$40.3

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of a nominal amount in both the 2011 and 2010 periods	$6.4	$4.1

Income taxes	$—	$—

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. (“Delek”, “we”, “our” or “us”) is the sole shareholder of MAPCO Express, Inc. (“Express”), MAPCO Fleet, Inc. (“Fleet”), Delek Refining, Inc. (“Refining”), Delek Finance, Inc. (“Finance”) and Delek Marketing & Supply, Inc. (“Marketing”), (collectively, “the Subsidiaries”).
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
Delek is listed on the New York Stock Exchange (“NYSE”) under the symbol DK. As of March 31, 2011, approximately 73.0% of our outstanding shares were beneficially owned by Delek Group Ltd. (“Delek Group”) located in Natanya, Israel.
The condensed consolidated financial statements include the accounts of Delek and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2011.
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
2. Explosion and Fire at the Tyler, Texas Refinery
On November 20, 2008, an explosion and fire occurred at our 60,000 barrels per day (“bpd”) refinery in Tyler, Texas. Some individuals have claimed injury and two of our employees died as a result of the event. The event caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. The Tyler refinery was subject to a gradual, monitored restart in May 2009, culminating in a full resumption of operations on May 18, 2009. While we had not finalized our insurance claims as of March 31, 2010, we did not receive any insurance proceeds in the first quarter of 2010. We settled all outstanding property damage and business interruption insurance claims in the second quarter of 2010.

3. Inventory
Carrying value of inventories consisted of the following (in millions):

	March 31,	December 31,
	2011	2010
Refinery raw materials and supplies	$22.4	$29.5
Refinery work in process	31.1	31.5
Refinery finished goods	16.7	18.9
Retail fuel	17.7	20.2
Retail merchandise	26.3	28.3
Marketing refined products	13.7	8.3

Total inventories	$127.9	$136.7

At March 31, 2011 and December 31, 2010, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $48.3 million and $36.6 million, respectively.
Permanent Liquidations
During the three months ended March 31, 2011, we incurred a permanent reduction in the LIFO layer resulting in a liquidation gain in our refinery inventory in the amount of $3.8 million. This liquidation was recognized as a component of cost of goods sold in the three months ended March 31, 2011.
During the three months ended March 31, 2010, we incurred a permanent reduction in the LIFO layer resulting in a liquidation loss in our refinery finished goods inventory in the amount of $3.1 million. This liquidation was recognized as a component of cost of goods sold in the three months ended March 31, 2010.
4. Investment in Lion Oil Company
In 2007, Delek acquired approximately 34.6% of the issued and outstanding shares of common stock of Lion Oil Company (“Lion Oil”), a privately held Arkansas corporation. Lion Oil owns and operates an 80,000 bpd crude oil refinery in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. The two terminals supply products to some of Delek’s 180 convenience stores in the Memphis and Nashville markets. These product purchases totaled $3.1 million and $3.5 million during the three months ended March 31, 2011 and 2010, respectively. The refining segment also made sales of $0.6 million of intermediate products to the Lion Oil refinery during the three months ended March 31, 2011. There were no sales made by the refining segment to the Lion Oil refinery during the three months ended March 31, 2010. These product purchases and sales were made at market values.
This investment in a non-public entity is carried at cost, and is only reviewed for a diminishment of fair value in the instance when there are indicators that a possible impairment has occurred. Delek carried its investment in Lion Oil at $71.6 million as of both March 31, 2011 and December 31, 2010. We do not believe any impairment of this investment existed as of March 31, 2011.
In March 2011, Delek agreed to acquire an additional 53.7% of the issued and outstanding shares of common stock, par value $0.10 per share (the “Lion Shares”), of Lion Oil from Ergon, Inc., the former majority shareholder (“Ergon”). On April 29, 2011, this transaction closed, bringing Delek’s interest in Lion Oil to 88.3%. Delek will report Lion Oil as part of its consolidated group. See Note 15 for further information.

5. Long-Term Obligations and Short-Term Note Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	March 31,	December 31,
	2011	2010
MAPCO Revolver	$101.6	$122.1
Fifth Third Revolver	33.4	29.0
Promissory notes	142.0	144.0
Capital lease obligations	0.7	0.7

	277.7	295.8
Less: Current portion of long-term debt, notes payable and capital lease obligations	16.1	14.1

	$261.6	$281.7

MAPCO Revolver
On December 23, 2010, we executed a $200.0 million revolving credit facility (“MAPCO Revolver”) that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO, Fifth Third Bank as Administrative Agent and the lenders party thereto (“Senior Secured Credit Facility”). As of March 31, 2011, we had $101.6 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $27.9 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At March 31, 2011, the weighted average borrowing rate was 4.29%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2011, this fee was 0.75% per year. Amounts available under the MAPCO Revolver as of March 31, 2011 were approximately $70.6 million.
Wells ABL
On February 23, 2010, we executed a $300 million asset-based loan (“ABL”) revolving credit facility (“Wells ABL”) that includes (i) a $300 million revolving credit line, (ii) a $30 million swing line loan sub-limit, (iii) a $300 million letter of credit sub-limit, and (iv) an accordion feature which permits an increase in facility size of up to $600 million subject to additional lender commitments. The Wells ABL replaced and terminated a $300.0 million ABL revolver with another lender. As of March 31, 2011, we had letters of credit issued under the facility totaling approximately $203.0 million and no amounts in outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the Wells ABL. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. The Wells ABL matures on February 23, 2014. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. Additionally, the Wells ABL requires us to pay a credit utilization dependent quarterly fee on the average unused revolving commitment. As of March 31, 2011, this fee was 1.00% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $15.0 million availability reserve requirement, as of March 31, 2011 was $97.0 million. This facility was amended in April 2011. See Note 15 for further information.

Fifth Third Revolver
We have a revolving credit facility with Fifth Third Bank (“Fifth Third Revolver”) that carries a credit limit of $75.0 million, including a $35.0 million sub-limit for letters of credit. As of March 31, 2011, we had $33.4 million outstanding borrowings under the facility, as well as letters of credit issued of $13.5 million. Borrowings under the Fifth Third Revolver are secured by substantially all of the assets of Marketing. The Fifth Third Revolver matures on December 19, 2012. The Fifth Third Revolver bears interest based on predetermined pricing grids that allow us to choose between Base Rate Loans or LIBOR Rate Loans. At March 31, 2011, the weighted average borrowing rate was approximately 4.90%. Additionally, the Fifth Third Revolver requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment. Amounts available under the Fifth Third Revolver as of March 31, 2011 were approximately $28.1 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank (“Reliant Bank Revolver”) that provides for unsecured loans of up to $12.0 million. As of March 31, 2011, we had no amounts outstanding under this facility. The Reliant Bank Revolver was amended on March 28, 2011 to (i) extend the maturity date by three months to June 28, 2011 and (ii) increase the interest rate for borrowings under the facility to a fixed rate of 5.75%. As of March 31, 2011, we had $12.0 million available under the Reliant Bank Revolver.
Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million with Bank Leumi USA (“Leumi Note”). As of March 31, 2011, we had $50.0 million in outstanding borrowings under the Leumi Note. The Leumi Note replaced and terminated promissory notes with Bank Leumi USA in the original principal amounts of $30.0 million and $20.0 million and is secured by our shares in Lion Oil. The Leumi Note requires quarterly amortization payments of $2.0 million beginning on April 1, 2011 and matures on October 1, 2013. The Leumi Note bears interest at the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.0%. As of March 31, 2011, the weighted average borrowing rate was 5.0%.
On October 5, 2010, Delek entered into two promissory notes with Israel Discount Bank of New York (“IDB”) in the principal amounts of $30.0 million and $20.0 million (collectively the “IDB Notes”). As of March 31, 2011, we had $48.0 million in total outstanding borrowings under the IDB Notes. The IDB Notes replaced and terminated promissory notes with IDB in the original principal amounts of $30.0 million and $15.0 million and are secured by our shares in Lion Oil Company. The IDB Notes require quarterly amortization payments totaling $2.0 million, beginning at the end of the first quarter of 2011. The maturity date of both IDB Notes is December 31, 2013. Both IDB Notes bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. As of March 31, 2011, the weighted average borrowing rate was 5.0% under both IDB Notes.
On September 28, 2010, Delek executed an amended and restated note in favor of Delek Petroleum (“Petroleum Note”) in the principal amount of $44.0 million, replacing a Delek Petroleum note in the original principal amount of $65.0 million. As of March 31, 2011, $44.0 million was outstanding under the Petroleum Note. The Petroleum Note contains the following provisions: (i) the payment of the principal and interest may be accelerated upon the occurrence and continuance of customary events of default under the note, (ii) Delek is responsible for the payment of any withholding taxes due on interest payments, (iii) the note is unsecured and contains no covenants, and (iv) the note may be repaid at the borrower’s election in whole or in part at any time without penalty or premium. The Petroleum Note matures on January 1, 2012 and bears interest, payable on a quarterly basis, at 8.25% (excluding any applicable withholding taxes). This note was amended in April 2011 to extend the maturity date to January 1, 2013. See Note 15 for further information.
Letters of Credit
As of March 31, 2011, Delek had letters of credit in place totaling approximately $246.3 million under certain of our credit facilities with various financial institutions securing obligations with respect to its workers’ compensation self-insurance programs, as well as obligations with respect to its purchases of crude oil for the Tyler refinery and gasoline and diesel products for the marketing and retail segments. No amounts were outstanding under these facilities at March 31, 2011.

6. Income Taxes
At March 31, 2011, Delek had unrecognized tax benefits of $0.6 million which, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount and $0.1 million was recognized related to unrecognized tax benefits during the three months ended March 31, 2011 and 2010, respectively.
7. Shareholders’ Equity
Dividends Paid
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
Comprehensive Income
Comprehensive income for the three months ended March 31, 2011 and 2010 was equivalent to net income.
8. Stock Based Compensation
Compensation Expense Related to Equity-based Awards
Compensation expense for the equity-based awards amounted to $0.4 million ($0.3 million, net of taxes) and $1.0 million ($0.7 million, net of taxes) for the three months ended March 31, 2011 and 2010, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2011, there was $3.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.1 years.

9. Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	For the
	Three Months Ended March 31,
	2011	2010
Weighted average common shares outstanding	54,412,207	53,920,639
Dilutive effect of equity instruments	155,558	—

Weighted average common shares outstanding, assuming dilution	54,567,765	53,920,639

Outstanding stock options totaling 2,630,873 and 3,556,632 common share equivalents were excluded from the diluted earnings per share calculation for the three months ended March 31, 2011 and 2010, respectively. These share equivalents did not have a dilutive effect under the treasury stock method. Outstanding stock options totaling 43,906 were also excluded from the diluted earnings per share calculation for the three months ended March 31, 2010 because of their anti-dilutive effect due to the net loss for the period.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of March 31, 2011, we had 404 stores in total, consisting of 219 located in Tennessee, 87 in Alabama, 73 in Georgia, 11 in Arkansas and 8 in Virginia. The remaining 6 stores are located in Kentucky, Louisiana and Mississippi. The retail fuel and convenience stores operate under Delek’s brand names MAPCO Express®, MAPCO Mart®, Discount Food MartTM, Fast Food and FuelTM, Favorite Markets® and East Coast® brands. The retail segment also supplied fuel to approximately 61 dealer locations as of March 31, 2011. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our marketing segment, which among other things, requires the marketing segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $2.6 million in both the three months ended March 31, 2011 and 2010. Additionally, the refining segment pays crude transportation and storage fees to the marketing segment for the utilization of certain crude pipeline assets. These fees were $2.4 million and $2.3 million during the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 and 2010, the refining segment sold finished product to the marketing segment in the amount of $7.9 million and $6.9 million, respectively. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended March 31, 2011
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$575.2	$414.2	$154.1	$—	$1,143.5
Intercompany marketing fees and sales	5.3	—	5.0	(10.3)	—
Operating costs and expenses:
Cost of goods sold	496.9	375.4	149.8	(7.9)	1,014.2
Operating expenses	29.3	32.3	1.0	(2.4)	60.2

Segment contribution margin	$54.3	$6.5	$8.3	$—	69.1

General and administrative expenses					18.3
Depreciation and amortization					14.9
Loss on sale of assets					0.6

Operating income					$35.3

Total assets	$641.9	$412.8	$82.9	$109.0	$1,246.6

Capital spending (excluding business combinations)	$3.5	$8.2	$—	$0.3	$12.0

	Three Months Ended March 31, 2010
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$401.6	$375.5	$115.6	$0.2	$892.9
Intercompany marketing fees and sales	4.3	—	4.9	(9.2)	—
Operating costs and expenses:
Cost of goods sold	378.5	335.2	113.9	(6.9)	820.7
Operating expenses	24.7	32.9	0.8	(2.3)	56.1
Property damage expenses	0.2	—	—	—	0.2

Segment contribution margin	$2.5	$7.4	$5.8	$0.2	15.9

General and administrative expenses					15.3
Depreciation and amortization					14.5
Gain on sale of assets					(0.5)

Operating loss					$(13.4)

Total assets	$571.0	$426.2	$74.3	$151.9	$1,223.4

Capital spending (excluding business combinations)	$7.6	$1.9	$—	$0.1	$9.6

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three months ended March 31, 2011 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated
Property, plant and equipment	$463.9	$35.5	$391.4	$2.5	$893.3
Less: Accumulated depreciation	(81.9)	(8.0)	(128.4)	(0.3)	(218.6)

Property, plant and equipment, net	$382.0	$27.5	$263.0	$2.2	$674.7

Depreciation expense	$8.1	$0.4	$6.0	$—	$14.5

In accordance with ASC 360, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment.

11. Fair Value Measurements
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of ASC 825, Financial Instruments (ASC 825).
Delek applies the provisions of ASC 820, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our interest rate and commodity derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material at this time.
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
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2011, was (in millions):

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$1.0	$—	$1.0
Liabilities
Commodity derivatives	—	(2.3)	—	(2.3)

Net liabilities	$—	$(1.3)	$—	$(1.3)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of March 31, 2011 and December 31, 2010, $1.3 million and $0.7 million, respectively, of net derivative positions are included in other current liabilities on the accompanying consolidated balance sheets. As of March 31, 2011, a nominal amount of cash collateral is held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty.
12. Derivative Instruments
From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:
•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and
•	To limit the exposure to floating-rate fluctuations on current borrowings.

We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the three months ended March 31, 2011 and 2010.
Forward Fuel Contracts
From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains (losses) of $0.6 million and $(0.3) million on forward fuel contracts during the three months ended March 31, 2011 and 2010, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no unrealized gains or losses related to these forward fuel contracts held on the condensed consolidated balance sheets as of March 31, 2011 or December 31, 2010.
Futures Contracts
From time to time, Delek enters into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 180 days. Delek recognized (losses) gains of $(4.6) million and $0.3 million on futures contracts during the three months ended March 31, 2011 and 2010, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations.
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
13. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. In addition, certain private parties who claim they were adversely affected by the November 20, 2008 explosion and fire at our Tyler refinery have commenced litigation against us. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
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
Environmental Health and Safety
Delek is subject to various federal, state and local environmental and safety laws enforced by agencies including the EPA, the U.S. Department of Transportation (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”), OSHA, the Texas Commission on Environmental Quality (“TCEQ”), the Texas Railroad Commission (“TRRC”) and the Tennessee Department of Environment and Conservation (“TDEC”) as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our refineries, terminals, pipelines, underground storage tanks (“USTs”) and related operations, and may be subject to revocation, modification and renewal.

These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed, or that relate to pre-existing conditions for which we have assumed responsibility whether by contract or by operation of law through ownership or operation of real property. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, Delek anticipates that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements as well as evolving interpretations and more strict enforcement of existing laws and regulations.
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as Superfund, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of ordinary operations, our various businesses generate waste, some of which falls within the statutory definition of a hazardous substance and some of which may have been disposed of at sites that may require future cleanup under Superfund. At this time, we have not been named as a potentially responsible party at any Superfund sites and under the terms of the Tyler refinery purchase agreement, we did not assume any liability for wastes disposed of at third party owned treatment, storage or disposal sites prior to our ownership.
We have recorded a liability of approximately $4.0 million as of March 31, 2011 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues at the Tyler refinery. This liability includes estimated costs for on-going investigation and remediation efforts for known contamination of soil and groundwater which were already being performed by the former owner, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $1.3 million of the liability is expected to be expended over the next 12 months with the remaining balance of $2.7 million expendable by 2022. In the future we could be required to undertake additional investigations of our refinery, pipeline and terminal facilities or convenience stores, which could result in additional remediation liabilities.
In late 2004, the prior refinery owner began discussions with the United States Environmental Protection Agency (“EPA”) Region 6 and the United States Department of Justice (“DOJ”) regarding certain Clean Air Act (“CAA”) requirements at the Tyler refinery. Under the agreement by which we purchased the Tyler refinery, we agreed to be responsible for all cost of compliance under the settlement. A consent decree was entered by the Court and became effective on September 23, 2009. The consent decree does not allege any violations by Delek subsequent to the purchase of the Tyler refinery and the prior owner was responsible for payment of the assessed penalty. The capital projects required by the consent decree have been completed including a new electrical substation to increase operational reliability and additional sulfur removal capacity to address upsets. In addition, the consent decree requires certain on-going operational changes. Although the consent decree will remain in force for several years, we believe any costs resulting from these changes and compliance with the consent decree will not have a material adverse effect upon our business, financial condition or operations.
The EPA has issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and will require the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter of 2010 to reduce gasoline benzene levels. However, it will be necessary for us to purchase credits to fully comply with these content requirements and there can be no assurance that such credits will be available or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits.

Various legislative and regulatory measures to address climate change and greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and newly enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as the Tyler refinery, as well as mobile transportation sources. There are currently no state or regional initiatives for controlling GHG emissions that would affect our Tyler refinery. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.
Beginning with the 2010 calendar year, EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at the Tyler refinery on an annual basis. EPA has extended the date the report for 2010 emissions is due from March 31, 2011 to September 30, 2011. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHGs. Effective January 2, 2011, the EPA began regulating GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration and Federal Operating Permit programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies.
EPA has announced their intent for further regulation of refinery emissions, including GHG emissions, through New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants to be finalized in late 2011 or 2012.
In 2010, the EPA and the Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) finalized new standards raising the required Corporate Average Fuel Economy (“CAFE”) of the nation’s passenger fleet by 40% to approximately 35 mpg by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. Later in the year, EPA and the Department of Transportation also announced their intention to propose first-time standards for fuel economy of medium and heavy duty trucks in 2011, as well as further increases in the CAFE standard for passenger vehicles after 2016. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed below, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at the Tyler refinery, as well as at our convenience stores.
The Tyler refinery was classified as a small refinery exempt from renewable fuel standards through 2010. The Energy Independence and Security Act of 2007 (“EISA”) increased the amounts of renewable fuel required by the Energy Policy Act of 2005 to 32 billion gallons by 2022. A rule finalized by EPA in 2010 to implement EISA (referred to as the Renewable Fuel Standard — 2, or RFS 2) requires that we blend increasing amounts of biofuels with our refined products, equal to approximately 7.75% of our combined gasoline and diesel volume in 2011 and escalating to approximately 18% in 2022. Alternatively, we can acquire credits, called Renewable Identification Numbers (RINs), instead of physically blending biofuels. If adequate supplies of the required types of biofuels are unavailable in volumes sufficient to meet our requirement or if RINs are not available in sufficient volumes or at economical prices, refinery production or profitability could be negatively affected. The rule could also cause decreased crude runs in future years and materially affect profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products. Although temporarily exempt from these rules, the Tyler refinery began supplying an E-10 gasoline-ethanol blend in January 2008. Because our exemption from RFS 2 terminated at the end of 2010, we have implemented projects that will allow us to blend increasing amounts of ethanol and biodiesel into our fuels beginning in 2011.

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
In addition to OSHA, the Chemical Safety Board and the EPA requested information pertaining to the November 2008 incident. The EPA is currently conducting an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act.
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
Letters of Credit
As of March 31, 2011, Delek had in place letters of credit totaling approximately $246.3 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment, gasoline and diesel purchases for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these facilities at March 31, 2011.
14. Related Party Transactions
At March 31, 2011, Delek Group beneficially owned approximately 73.0% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Itshak Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
In September 2009, we borrowed $65.0 million from Delek Petroleum under the terms of an unsecured term promissory note (the Original Note). We prepaid $21.0 million of principal due on the Original Note in July 2010. On September 28, 2010, we executed an amended and restated term promissory note with Delek Petroleum in the principal amount of $44.0 million (the Amended Note). The Amended Note extends the maturity of the debt from October 1, 2010 until January 1, 2012 and reduces the rate of interest from 8.50% (net of withholding taxes) to 8.25% (net of withholding taxes). As under the Original Note, we are responsible for the payment of any withholding taxes due on interest payments under the Amended Note and the payment of principal and interest may be accelerated upon the occurrence and continuance of customary events of default. The Original and Amended Notes were approved by our Audit Committee on September 25, 2009 and September 16, 2010, respectively, in accordance with our policies for related party transactions.
Prior to the closing of the purchase of shares of Lion Oil from Ergon, Delek executed a subordinated term promissory note in the principal amount of $40.0 million (“Subordinated Note”) and amended the Petroleum Note in the principal amount of $44.0 million with Delek Petroleum. The Subordinated Note and the Petroleum Note were approved by our Audit Committee on April 27, 2011 in accordance with our policies for related party transactions. See Note 15 for further information.

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
15. Subsequent Events
Dividend Declaration
On May 3, 2011, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on June 21, 2011 to shareholders of record on May 24, 2011.
Amendment to the Petroleum Note
On April 28, 2011, Delek amended the Petroleum Note to extend the maturity date from January 1, 2012 to January 1, 2013. All other terms and conditions of the Petroleum Note remain unchanged.
Acquisition of Controlling Interest in Lion Oil Company
On April 29, 2011, Delek purchased an additional 53.7% equity interest in Lion Oil and through this acquisition obtained a consolidating position in the company. Delek purchased the shares of Lion Oil from Ergon in return for a combination of cash, stock and the payment or replacement of all debt currently owed by Lion Oil to Ergon, including the following: (a) Delek issued 3,292,844 restricted shares of its common stock, par value $0.01 per share, to Ergon; (b) Delek and Lion Oil made cash payments in the aggregate amount of $50.0 million to Ergon; (c) Lion Oil executed a new $50.0 million term note payable to Ergon that is guaranteed by Delek; (d) Lion Oil transferred its interests in a pipeline subsidiary to Ergon; and (e) Lion Oil paid approximately $32.0 million to Ergon representing the adjusted net working capital of Lion Oil and certain subsidiaries, in payment of outstanding Lion Oil debt. In addition, Lion Oil divested certain other non-refining assets to or for the benefit of Ergon.
Debt Obligation changes related to Lion Oil Acquisition
In connection with the closing of the purchase of shares of Lion Oil from Ergon, we amended and increased our borrowings in the following manner:
Amendment to Wells ABL
Delek executed an amendment to the Wells ABL (the “Wells ABL Amendment”). Under the terms of the Wells ABL Amendment, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million (ii) the maturity date of the revolving credit facility was extended from February 23, 2014 until April 29, 2015, and (iii) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Refining and Lion Oil.
Goldman Short-Term Financing
Delek entered into a Reimbursement and Guaranty Agreement (the “L/C Facility”) with Goldman Sachs Lending Partners, LLC (“Goldman”) pursuant to which Goldman agreed to procure the issuance by a third-party financial institution of letters of credit in the favor of Ergon in the aggregate amount of approximately $100.0 million (the “Letters of Credit”). Pursuant to the L/C Facility, Delek agrees to reimburse Goldman for any draws under the Letters of Credit and certain other costs and expenses. This reimbursement obligation is secured by a lien on inventory of Lion Oil and cash collateral posted by Delek. All of the Letters of Credit issued under the agreement have initial expiration dates of not later than July 31, 2011.

However, under certain terms, Delek can extend the applicable Letter of Credit to no later than September 30, 2011.
Promissory Notes with Delek Petroleum
Prior to the consummation of the acquisition, Delek executed a Subordinated Note with Delek Petroleum, a subsidiary of Delek’s parent company in the amount of $40.0 million. The Subordinated Note matures on December 31, 2017 and is subordinated to the Petroleum Note. Interest on the unpaid balance of the Subordinated Note will be computed at a rate per annum equal to 7.25% (net of withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments. The payment of the principal and interest on the Subordinated Note may be accelerated upon the occurrence and continuance of customary events of default. The Subordinated Note requires Delek to make quarterly interest payments commencing June 30, 2011 and annual principal amortization payments of $6.0 million commencing June 30, 2012.
Lion Oil Promissory Notes with Term Loan Banks
Lion Oil entered into a $100.0 million term loan credit facility (“Term Loan Facility”) with Israeli Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. The Term Loan Facility matures on April 29, 2016, and is secured by all assets of Lion Oil (excluding inventory and accounts receivable) as well as all shares of Lion Oil held by Delek. Interest on the unpaid balance of the Term Loan Facility will be computed at a rate per annum equal to the LIBOR Rate plus 4.50%, or the Reference Rate plus 3.50%, but shall in each case be no less than 5.50% per annum. The Term Loan Facility requires Delek to make quarterly interest payments commencing June 30, 2011 (or, with respect to LIBOR Rate Loans, at the end of each applicable Interest Period) and four quarterly amortization payments of $1.5 million each commencing June 30, 2011, followed by sixteen quarterly principal amortization payments of $4.0 million each.
Crude Oil Supply and Inventory Purchase Agreement with J Aron & Company
Lion Oil entered into a Master Supply and Offtake Agreement (“Supply and Offtake Agreement”) with J Aron & Company (“J Aron”). At the closing of the acquisition of the shares of Lion Oil, J Aron purchased substantially all of the crude oil and products in Lion Oil’s inventory at market prices. Pursuant to the Supply and Offtake Agreement, Lion Oil and J Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J Aron will supply up to 100,000 barrels per day of crude to the El Dorado Refinery. Crude oil supplied to the El Dorado Refinery by J Aron will be purchased at an average monthly market price by Lion Oil. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J Aron to third parties of the products produced at the El Dorado Refinery. In instances where Lion Oil is the seller to such third parties, J Aron will first sell the applicable products to Lion Oil. The Supply and Offtake Agreement expires on April 29, 2014. While title of the inventories will reside with J Aron, this arrangement will be accounted for as a financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in the Form 10-K filed with the SEC on March 11, 2011. Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.
Forward-Looking Statements
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:
•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	decreases in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	diminishment of value in long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the heading “Management’s Discussion and Analysis” and “Risk Factors” and in our other filings with the SEC.
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
Overview
We are a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates a high conversion, moderate complexity independent refinery in Tyler, Texas, with a design crude distillation capacity of 60,000 barrels per day (“bpd”), along with an associated light products loading facility. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and owns and/or operates crude oil pipelines and associated tank farms in east Texas. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 404 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Virginia.
Our profitability in the refinery segment is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include the cost of crude, our primary feedstock, the refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the increases in the cost of crude oil are reflected in the prices of light refined products, the value of heavier products, such as coke, carbon black oil, and liquefied petroleum gas (“LPG”) have not moved in parallel with crude cost. This causes additional pressure on our realized margins.

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
An explosion and fire occurred at the Tyler refinery on November 20, 2008. The explosion and fire caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. The Tyler refinery was subject to a gradual, monitored restart in May 2009, culminating in a full resumption of operations on May 18, 2009. We settled all outstanding property damage and business interruption insurance claims in the second quarter of 2010.
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
Recent Developments
On April 29, 2011, we completed the acquisition of an additional 53.7% of the issued and outstanding shares of common stock of Lion Oil Company, a privately held Arkansas corporation. This acquisition, when combined with the 34.6% interest in Lion Oil that we acquired in 2007, gives us a controlling 88.3% interest in Lion Oil. Lion Oil operates a 80,000 bpd moderate complexity crude oil refinery located in El Dorado, Arkansas (“El Dorado refinery”), three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. Lion Oil’s two terminals supply products to some of our 180 convenience stores in the Memphis and Nashville markets. These product purchases totaled $15.4 million, $9.8 million and $11.7 million in 2010, 2009 and 2008, respectively. Our refining segment also made sales of $1.5 million, $2.5 million and $1.9 million, respectively, of intermediate products to the Lion Oil refinery during 2010, 2009 and 2008. These product purchases and sales were made at market values. As a result of the acquisition, Delek will report Lion Oil as part of its consolidated group. This acquisition constitutes a significant expansion of our refining segment.
Executive Overview
Consolidated operating income for the first quarter of 2011 was $35.3 million, compared to a loss of $(13.4) million in the same period last year. The primary factor in the increase in operating income was the increase in refined product margins in the refining segment. The increase in refining segment margin is attributable to an increase in the Gulf Coast crack spread, from $6.62 per barrel in the first quarter of 2010 to $17.54 per barrel in the first quarter of 2011.
Capacity utilization at the Tyler refinery was 89.4% in the first quarter of 2011, compared to 81.7% in the first quarter of 2010. The refinery produced approximately 93% light products in the first quarter of 2011 and 94% in the first quarter of 2010. The operating margin, excluding intercompany fees paid to the marketing segment, was $16.13 per barrel sold in the first quarter of 2011, compared to $6.24 per barrel sold in the first quarter of 2010. This margin represented 92.0% and 94.2% of the average Gulf Coast crack spread in the first quarter of 2011 and 2010, respectively.

In the retail segment, fuel margins decreased 3.1% in the first quarter of 2011, to $0.125 per gallon, compared to $0.129 per gallon in the first quarter of 2010. Product costs steadily increased during the quarter, resulting in increased pressure on fuel margins. Same-store gallons sold decreased 2.3% as the retail fuel price per gallon increased 21.7% compared to the first quarter of 2010, to an average price of $3.20 per gallon in the first quarter of 2011. Same-store merchandise sales increased 4.0% compared to the same quarter in 2010. The increase in our merchandise sales occurred in the cigarette, dairy, general merchandise, food service, and lottery categories. The merchandise sales increases can be attributed to our continued growth in private label products and franchised quick-service restaurant (QSR) concepts; the addition of new and seasonal products in our general merchandise category; and the introduction of new strategic pricing plans in our cigarette category. The retail segment continues to execute on the strategic initiatives designed to increase the flow of foot traffic in our stores, expand our core customer demographic through new product offerings, and deliver value to our customers.
Our marketing segment continued to increase sales volume as it had throughout 2010, as regional demand for distillate products has continued to rebound from 2009 levels. This resulted in contribution margin from the marketing segment of $8.3 million in the current quarter as compared to $5.8 million in the 2010 first quarter.
Market Trends
Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum price is our primary source of market risk. Our business model is affected more by the volatility of petroleum prices than by the cost of the petroleum that we sell.
We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in volatility in the price of crude oil which outpaced product prices in the first quarters of 2011 and 2010. The average price of crude oil in the first quarter of 2011 and 2010 was $94.26 and $78.61 per barrel, respectively. The U.S. Gulf Coast crack spread ranged from a high of $23.34 per barrel to a low of $10.40 per barrel during the first quarter of 2011 and averaged $17.54 per barrel during the first quarter of 2011 compared to an average of $6.62 in the same period of 2010.
We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $2.31 per gallon to a high of $3.00 per gallon in the first quarter of 2011 and averaged $2.59 per gallon in 2011, which compares to an average of $2.04 per gallon in the comparable period of 2010. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise sales and margins. Finally, the higher cost of fuel has resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.
The cost of natural gas used for fuel in our Tyler refinery has also shown historic volatility. Our average cost of natural gas decreased to $4.19 per million British Thermal Units (MMBTU) in the first quarter of 2011 from $5.15 per million MMBTU in the first quarter of 2010.
As part of our overall business strategy, management determines the cost to store crude, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude or other intermediate feedstocks based on various factors, including the crude pricing market in the Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude vendors, and any other factors which may impact the costs of crude. During the first quarter of 2011, crude inventory that had increased at the end of 2010 due to unplanned maintenance at the refinery was reduced to normal operational levels.

Summary Financial and Other Information
The following table provides summary financial data for Delek.

	Three Months Ended March 31,
	2011	2010
		(revised)
	(In millions, except share and per share data)
Statement of Operations Data:
Net sales:
Refining	$580.5	$405.9
Marketing	159.1	120.5
Retail	414.2	375.5
Other	(10.3)	(9.0)

Total	1,143.5	892.9
Operating costs and expenses:
Cost of goods sold	1,014.2	820.7
Operating expenses	60.2	56.1
Property damage expenses, net	—	0.2
General and administrative expenses	18.3	15.3
Depreciation and amortization	14.9	14.5
Loss (gain) on sale of assets	0.6	(0.5)

Total operating costs and expenses	1,108.2	906.3

Operating income	35.3	(13.4)
Interest expense	7.3	8.7

Income (loss) before income taxes	28.0	(22.1)
Income tax expense (benefit)	11.1	(8.0)

Net income (loss)	$16.9	$(14.1)

Basic earnings per share	$0.31	$(0.26)

Diluted earnings per share	$0.31	$(0.26)

Weighted average common shares outstanding:
Basic	54,412,207	53,920,639

Diluted	54,567,765	53,920,639

Cash Flow Data:
Cash flows provided by (used in) operating activities	$91.2	$(8.1)
Cash flows used in investing activities	(9.7)	(5.5)
Cash flows used in financing activities	(19.9)	(14.5)

Net increase (decrease) in cash and cash equivalents	$61.6	$(28.1)

	Three Months Ended March 31, 2011
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$575.2	$414.2	$154.1	$—	$1,143.5
Intercompany marketing fees and sales	5.3	—	5.0	(10.3)	—
Operating costs and expenses:
Cost of goods sold	496.9	375.4	149.8	(7.9)	1,014.2
Operating expenses	29.3	32.3	1.0	(2.4)	60.2

Segment contribution margin	$54.3	$6.5	$8.3	$—	69.1

General and administrative expenses					18.3
Depreciation and amortization					14.9
Loss on sale of assets					0.6

Operating income					$35.3

Total assets	$641.9	$412.8	$82.9	$109.0	$1,246.6

Capital spending (excluding business combinations)	$3.5	$8.2	$—	$0.3	$12.0

	Three Months Ended March 31, 2010
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$401.6	$375.5	$115.6	$0.2	$892.9
Intercompany marketing fees and sales	4.3	—	4.9	(9.2)	—
Operating costs and expenses:
Cost of goods sold	378.5	335.2	113.9	(6.9)	820.7
Operating expenses	24.7	32.9	0.8	(2.3)	56.1
Property damage expenses	0.2	—	—	—	0.2

Segment contribution margin	$2.5	$7.4	$5.8	$0.2	15.9

General and administrative expenses					15.3
Depreciation and amortization					14.5
Gain on sale of assets					(0.5)

Operating loss					$(13.4)

Total assets	$571.0	$426.2	$74.3	$151.9	$1,223.4

Capital spending (excluding business combinations)	$7.6	$1.9	$—	$0.1	$9.6

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2011 versus the Three Months Ended March 31, 2010
For the first quarters of 2011 and 2010, we generated net sales of $1,143.5 million and $892.9 million, respectively, an increase of $250.6 million or 28.1%. The increase in net sales is primarily due to increased fuel sales prices across all of our segments, as well as increased sales volumes at the refining and marketing segments.
Cost of goods sold was $1,014.2 million for the 2011 first quarter compared to $820.7 million for the 2010 first quarter, an increase of $193.5 million or 23.6%. The increase in cost of goods sold resulted from the increased crude costs at the refining segment and increased fuel costs at the retail and marketing segments. Sales volumes also increased at both the refining and marketing segments.
Operating expenses were $60.2 million for the first quarter of 2011 compared to $56.1 million for the 2010 first quarter, an increase of $4.1 million or 7.3%. This increase was primarily due to maintenance performed on several units at the Tyler refinery and on certain pipeline assets in the marketing segment. This increase was partially offset by a decrease in operating expenses in the retail segment, attributable to the decrease in the number of stores operated during the first quarter of 2011 as compared to the first quarter of 2010.
During the first quarter of 2010, we recorded property damage expenses of $0.2 million related to the November 20, 2008 explosion and fire at the refinery. We did not record insurance proceeds in the first quarter of 2011.
General and administrative expenses were $18.3 million for the first quarter of 2011 compared to $15.3 million for the 2010 first quarter, an increase of $3.0 million, or 19.6%. The overall increase was primarily due to transaction costs associated with the potential acquisition of a controlling interest in Lion Oil, which is expected to close in the second quarter of 2011. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $14.9 million for the 2011 first quarter compared to $14.5 million for the 2010 first quarter, an increase of $0.4 million, or 2.8%. This increase was primarily due to the MSAT II compliance and maintenance shop and warehouse projects that were placed in service at the refinery in the fourth quarter of 2010.
Loss on sale of assets for the first quarter of 2011 was $0.6 million and related to the sale of four company-operated retail and convenience stores by the retail segment. Gain on sale of assets was $0.5 million in the first quarter of 2010 and related to the sale of four company-operated retail and convenience stores and one dealer location by the retail segment.
Interest expense was $7.3 million in the 2011 first quarter compared to $8.7 million for the 2010 first quarter, a decrease of $1.4 million, or 16.1%. The decrease is attributable to a number of factors, including decreases in deferred financing charges related to our refinancing and amendment activities and changes in our utilization levels and associated interest rates under our various credit facilities.
Income tax expense (benefit) was $11.1 million for the first quarter of 2011, compared to $(8.0) million for the 2010 first quarter, an increase of $19.1 million. Our effective tax rate was 39.6% for the first quarter of 2011, compared to 36.2% for the first quarter of 2010. The increase in our effective tax rate in the first quarter of 2011 is primarily due to transaction costs related to the potential acquisition of Lion Oil, which are not currently deductible for tax purposes.

Operating Segments
We review operating results in three reportable segments: refining, marketing and retail.
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended
	March 31,
	2011	2010
Days operated in period	90	90
Total sales volume (average barrels per day)(1)	58,261	53,439
Products manufactured (average barrels per day):
Gasoline	31,702	30,104
Diesel/Jet	21,902	20,244
Petrochemicals, LPG, NGLs	1,795	1,447
Other	2,445	1,785

Total production	57,844	53,580

Throughput (average barrels per day):
Crude oil	53,616	49,043
Other feedstocks	4,845	5,364

Total throughput	58,461	54,407

Per barrel of sales(2):
Refining operating margin(3)	$15.93	$5.71
Refining operating margin excluding intercompany marketing service fees(4)	$16.42	$6.24
Direct operating expenses(5)	$5.59	$5.14
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$94.26	$78.61
US Gulf Coast 5-3-2 crack spread (per barrel)	$17.54	$6.62
US Gulf Coast unleaded gasoline (per gallon)	$2.59	$2.04
Ultra low sulfur diesel (per gallon)	$2.83	$2.05
Natural gas (per MMBTU)	$4.19	$5.15

(1)	Sales volume includes 838 barrels per day sold to the marketing segment during both the three months ended March 31, 2011 and 2010.

(2)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) divided by the total barrels sold during the period.

(3)	“Operating margin” is defined as refining segment net sales less cost of goods sold.

(4)
“Operating margin excluding intercompany marketing fees” is defined as refining segment net sales less cost of goods sold, adjusted to exclude the fees paid to the marketing segment of $2.6 million during both the three months ended March 31, 2011 and 2010.

(5)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.
Net sales for the refining segment were $580.5 million for the first quarter of 2011 compared to $405.9 million for the 2010 first quarter, an increase of $174.6 million. The increase is due to increases in total sales volume and average sales prices during the three months ended March 31, 2011. The average price per barrel sold was $110.70 in the first quarter of 2011, compared to $84.40 per barrel sold during the same period of 2010.
Cost of goods sold for the first quarter of 2011 was $496.9 million compared to $378.5 million for the 2010 first quarter, an increase of $118.4 million. This increase is a result of an increase in sales volume during the first quarter of 2011. The average cost of goods sold during the three months ended March 31, 2011 was $95.07 per barrel sold, as compared to $78.69 per barrel sold in the comparable 2010 period. Cost of goods sold includes (losses) gains on derivative contracts of $(4.6) million and $0.3 million during the three months ended March 31, 2011 and 2010, respectively.

Our refining segment has a service agreement with our marketing segment which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This fee was $2.6 million during the first quarters of both 2011 and 2010. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. We eliminate this intercompany fee in consolidation.
During the first quarter of 2010, we recorded property damage expenses of $0.2 million related to the November 20, 2008 explosion and fire at the Tyler refinery. We did not record insurance proceeds in the first quarter of 2011.
Operating expenses were $29.3 million for the 2011 first quarter compared to $24.7 million for the 2010 first quarter, an increase of $4.6 million, or 18.6%. This increase in operating expense was primarily due to increases in contractor, maintenance, inspection and supplies expenses due to maintenance performed on several of the units at the Tyler refinery in the first quarter of 2011.
Contribution margin for the refining segment in the 2011 first quarter was $54.3 million, or 78.6% of our consolidated contribution margin.
Marketing Segment
The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended
	March 31,
	2011	2010
Days operated in period	90	90
Products sold (average barrels per day):
Gasoline	6,066	6,603
Diesel/Jet	8,440	7,651
Other	29	44

Total sales (average barrels per day)	14,535	14,298

Net sales for the marketing segment were $159.1 million in the first quarter of 2011 compared to $120.5 million for the 2010 first quarter. Total sales volume averaged 14,535 barrels per day in the 2011 first quarter compared to 14,298 in the 2010 first quarter. The average sales price per gallon of gasoline increased $0.55 per gallon in the first quarter of 2011, to $2.68 per gallon from $2.13 in the first quarter of 2010. The average price of diesel also increased to $2.90 per gallon in the first quarter of 2011 compared to $2.15 per gallon in the first quarter of 2010. Net sales included $2.6 million of net service fees paid by our refining segment to our marketing segment for both the 2011 and 2010 first quarters. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment relating to the utilization of certain crude pipeline assets. These fees were $2.4 million in the first quarter of 2011 and $2.3 million in the same period of 2010.
Cost of goods sold was $149.8 million in the first quarter of 2011, approximating a cost per barrel sold of $114.52. This compares to cost of goods sold of $113.9 million for the first quarter of 2010, approximating a cost per barrel sold of $88.49. This cost per barrel resulted in an average gross margin of $7.10 per barrel in the 2011 first quarter compared to $5.14 per barrel in the 2010 first quarter. Additionally, we recognized gains (losses) during the first quarter of 2011 and 2010 of $0.6 million and $(0.3) million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
Operating expenses in the marketing segment were approximately $1.0 million and $0.8 million, respectively, for the first quarter of 2011 and 2010, respectively, an increase of $0.2 million or 25.0%. The increase in operating expenses was primarily due to maintenance performed on certain pipeline assets during the first quarter of 2011.

Contribution margin for the marketing segment in the 2011 first quarter was $8.3 million, or 12.3% of our consolidated segment contribution margin.
Retail Segment
The table below sets forth certain information concerning our retail segment continuing operations:

	Three Months Ended
	March 31,
	2011	2010
Number of stores (end of period)	404	434
Average number of stores	409	441
Retail fuel sales (thousands of gallons)	96,403	102,998
Average retail gallons per average number of stores (in thousands)	236	234
Retail fuel margin (per gallon)	$0.125	$0.129
Merchandise sales (in thousands)	$86,119	$86,815
Average merchandise sales per average number of stores (in thousands)	$211	$197
Merchandise margin %	30.8%	30.8%
Credit expense (% of gross margin)	12.0%	10.4%
Merchandise and cash over/short (% of net sales)	0.2%	0.2%
Operating expense/merchandise sales plus total gallons	17.2%	16.7%
Net sales for our retail segment in the first quarter of 2011 increased 10.3% to $414.2 million from $375.5 million in the 2010 first quarter. This increase was primarily due to an increase in the retail fuel price per gallon of 21.7% to an average price of $3.20 per gallon in the first quarter of 2011 from an average price of $2.63 per gallon in the first quarter of 2010.
Retail fuel sales were 96.4 million gallons for the 2011 first quarter, compared to 103.0 million gallons for the 2010 first quarter. This decrease was primarily due to the sale and closure of underperforming stores during 2010 and the first quarter of 2011. Comparable store gallons decreased 2.3% between the first quarter of 2011 and the first quarter of 2010. Total fuel sales, including wholesale dollars, increased 13.6% to $328.1 million in the first quarter of 2011. The increase was primarily due to the increase in the average price per gallon sold noted above, partially offset by the decrease in total gallons sold, also noted above.
Merchandise sales decreased 0.8% to $86.1 million in the first quarter of 2011 compared to the first quarter of 2010. The decrease in merchandise sales was due to the decrease in the number of stores operated during the first quarter of 2011 as compared to the same period in 2010. Same store merchandise sales increased 4.0%, primarily in the cigarette, dairy, general merchandise and food service categories.
Cost of goods sold for our retail segment increased 12.0% to $375.4 million in the first quarter of 2011. This increase was primarily due to the increase in the average cost per gallon of 22.7%, or an average cost of $3.08 per gallon in the first quarter of 2011 when compared to an average cost of $2.51 per gallon in the first quarter of 2010.
Operating expenses were $32.3 million in the 2011 first quarter, a decrease of $0.6 million, or 1.8%. This decrease was due primarily to a decrease in salaries, lease and environmental expenses due mainly to the decrease in the number of stores operated, partially offset by higher credit card expenses.
Contribution margin for the retail segment in the 2011 first quarter was $6.5 million, or 9.6% of our consolidated contribution margin.
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

During the second quarter of 2011, we finalized a significant acquisition of a majority interest in Lion Oil, a significant expansion of our refining segment. In consummating this transaction, additional borrowings were necessary. Certain existing creditors amended and increased borrowing facilities. New lenders provided additional financing, primarily through collateralization of the assets of Lion Oil. Additionally, a subsidiary of our parent company extended long-term notes to us.
These various financing arrangements were negotiated at market rates and we believe that the cash flows from the expanded operations will be sufficient to satisfy cash requirements related to these increased borrowings for at least the next 12 months.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Cash Flow Data:
Cash flows provided by (used in) operating activities	$91.2	$(8.1)
Cash flows used in investing activities	(9.7)	(5.5)
Cash flows used in financing activities	(19.9)	(14.5)

Net increase (decrease) in cash and cash equivalents	$61.6	$(28.1)

Cash Flows from Operating Activities
Net cash provided by operating activities was $91.2 million for the 2011 first quarter compared to cash used of $8.1 million for the 2010 first quarter. The increase in cash flows from operations in the first quarter of 2011 from the same period in 2010 was primarily due to a net income of $16.9 million in the first quarter of 2011, compared to a $14.1 million net loss in the same period of 2010 and a $94.2 million increase in accounts payable, due primarily to the increase in the price of crude and finished products. These increases were partially offset by an increase in accounts receivable, also attributable to price increases.
Cash Flows from Investing Activities
Net cash used in investing activities was $9.7 million for the 2011 first quarter compared to $5.5 million in the 2010 first quarter. This increase is primarily due to a $2.4 million increase in capital spending and a decrease in proceeds from sales of convenience store assets in the first quarter of 2011 as compared to the first quarter of 2010.
Cash used in investing activities includes our capital expenditures during the current period of approximately $12.0 million, of which $3.5 million was spent on projects in the refining segment, $8.2 million was spent in the retail segment and $0.3 million was spent at the holding company level. During the first quarter of 2010, we spent $9.6 million, of which $7.6 million was spent on projects at our refinery and $0.1 million in our retail segment.
Cash Flows from Financing Activities
Net cash used in financing activities was $19.9 million in the first quarter of 2011, compared to $14.5 million in the first quarter of 2010. The increase in net cash used in financing activities in the first quarter of 2011 primarily consisted of net repayments of long-term revolvers of $16.1 million in the first quarter of 2011, compared to net proceeds of $2.9 million in the first quarter of 2010. This increase was partially offset by lower payments on other debt and capital lease obligations in the first quarter of 2011, as compared to the first quarter of 2010, and the decrease in deferred financing costs paid in the first quarter of 2011, compared to the first quarter of 2010.
Cash Position and Indebtedness
As of March 31, 2011, our total cash and cash equivalents were $110.7 million and we had total indebtedness of approximately $277.7 million. Borrowing availability under our four separate revolving credit facilities was approximately $207.7 million and we had letters of credit issued of $246.3 million. We believe we were in compliance with our covenants in all debt facilities as of March 31, 2011.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the 2011 first quarter were $12.0 million, of which approximately $3.5 million was spent in our refining segment, $8.2 million in our retail segment and $0.3 million at the holding company level. Our capital expenditure budget is approximately $80.6 million for 2011. The following table summarizes our actual capital expenditures for the first quarter of 2011 and planned capital expenditures for the full year 2011 by operating segment and major category (in millions):

		Three Months
	Full Year	Ended March 31,
	2011 Forecast	2011 Actual
Refining:
Sustaining maintenance, including turnaround activities	$6.4	$1.1
Regulatory	4.3	0.6
Discretionary projects	20.4	1.8

Refining segment total	31.1	3.5

Marketing:
Discretionary projects	—	—

Marketing segment total	—	—

Retail:
Sustaining maintenance	5.9	0.7
Growth/profit improvements	11.8	1.8
Retrofit/rebrand/re-image	15.1	5.2
Raze and rebuild/new/land	16.4	0.5

Retail segment total	49.2	8.2

Other	0.3	0.3

Total capital spending	$80.6	$12.0

In the first quarter of 2011, we increased our total capital spending forecast for 2011 to $80.6 million, up from the prior forecast of $74.3 million. The higher projected capital spending is attributable to a modest increase in discretionary spending at the Tyler refinery related to the replacement and upgrade of certain equipment and the purchase of spare parts for a certain unit in order to help ensure improved reliability of that unit. For the full year 2011, we plan to spend approximately $49.2 million in the retail segment, $15.1 million of which is expected to consist of the re-imaging of at least 25 existing stores. We spent $5.2 million on these projects in the first quarter of 2011. In addition, we plan to spend $16.4 million to build 10 to 20 new prototype locations at existing and new leased sites and $11.8 million on other profit and growth improvements in existing stores in 2011. We expect to spend approximately $4.3 million on regulatory projects in the refining segment in 2011. We spent $0.6 million on regulatory projects in the first quarter of 2011. In addition, we plan to spend approximately $6.4 million on maintenance projects and approximately $20.4 million for other discretionary projects in 2011.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. The capital requirements of Lion Oil, as part of our consolidated group, have not been included in the full year 2011 forecast provided above. The assumption of operation and management control of the El Dorado refinery will provide us with the necessary assessments to update our capital expenditure forecast in the second quarter of 2011.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Form 10-Q.
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
Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. In accordance with ASC 815, Derivatives and Hedging (ASC 815), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. At March 31, 2011 and December 31, 2010, we had open futures contracts representing 300,000 barrels and 350,000 barrels, respectively, of refined petroleum products with an unrealized net loss of $1.6 million and $1.4 million, respectively.
We maintain at our refinery and in third-party facilities inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At March 31, 2011, we held approximately 0.9 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $63.22 per barrel. At March 31, 2011 and December 31, 2010, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $48.3 million and $36.6 million, respectively. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $10.00 per barrel lower, our LIFO reserve would have been reduced by $9.0 million.
Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $232.9 million as of March 31, 2011. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of March 31, 2011 would be to change interest expense by $2.3 million.
We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that any interest rate derivatives will reduce our exposure to short-term interest rate movements. As of March 31, 2011, and December 31, 2010, we did not have any interest rate agreements in place.
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
PART II.
OTHER INFORMATION
Item 1A. RISK FACTORS
On April 29, 2011, we completed the purchase of an additional equity interest in Lion Oil (the “Lion Acquisition”) which increased our equity interest in Lion Oil from 34.6% to 88.3%. Now that we control the corporate and management policies of Lion Oil and the operations of the Lion Oil refinery, we will discontinue accounting for our interest in Lion Oil under the cost method of accounting and will commence treating Lion Oil as one of our consolidated subsidiaries beginning with the quarter ending June 30, 2011. Except for the distinctions described below, the risks identified in our Form 10-K for the year ended December 31, 2010 with respect to our Tyler refinery are generally applicable to the Lion Oil refinery as well.
The Lion Acquisition more than doubles our refining capacity which increases the risks related to our refining segment in relation to our other segments.
Because the Lion Acquisition increased our aggregate refining capacity from 60,000 bpd to 140,000 bpd, the Lion Acquisition increases our exposure to refining margins which have historically been volatile. In addition, because approximately 200 employees of Lion Oil are subject to the terms of a collective bargaining agreement which expires at the end of July 2011, the Lion Acquisition increases our exposure to labor disruptions that could interfere with our operations. Although the Lion Acquisition mitigates the risk of concentrating our refining operations in a single facility, we continue to be vulnerable to disruptions to our refining operations because the diversity of our refining operations remains limited. Our inability to manage these increased risk exposures related to our refining segment could materially affect our business, financial condition or results of operations.
Operations at the Lion Oil refinery differ in some respects from operations at our Tyler refinery, resulting in new risks.
The Lion Oil refinery produces significantly greater amounts of asphalt than our Tyler refinery. Because asphalt prices may not correlate to fluctuations in the price of crude oil, significant increases or volatility in the cost of crude oil not reflected in the prices we sell the asphalt produced at our refineries could cause our profits to decline. Also, demand for asphalt products is generally higher in the summer months than during the winter months due to increased road construction, and this seasonality in asphalt sales may negatively impact our financial results during the winter months.

We may not be able to successfully integrate Lion Oil’s operations with our existing operations and the expected and potential benefits of such integration may not be realized fully or at all.
The integration of Lion Oil’s operations with our existing operations will require significant attention from our management and may impose substantial demands on our other operations and projects. For example, prior to the Lion Acquisition, Lion Oil operated as the subsidiary of a privately held entity and was not required to comply with public financial reporting obligations such as the Securities Exchange Act of 1934 and the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
The issuance of restricted shares in connection with the Lion Acquisition could materially affect the trading price of our common stock.
In connection with the Lion Acquisition, we issued 3,292,844 restricted shares of our Common Stock to Ergon as part of the purchase price for the acquisition. The market price of our Common Stock could decline as a result of the introduction of a large number of these shares into the market or the perception that these sales could occur.
We are exposed to counter party risk under the Supply and Offtake Agreement, which may adversely impact our results of operations.
Under the Supply and Offtake Agreement, we granted J Aron the exclusive right to store and withdraw crude and certain products in the tanks associated with Lion Oil’s refinery in El Dorado, Arkansas. The Supply and Offtake Agreement also provides that the ownership of substantially all crude oil and certain other refined products in the tanks associated with the refinery will be retained by J Aron, and that J Aron will purchase substantially all of the specified refined products processed at the El Dorado refinery. Accordingly, in the event that J Aron does not timely perform its obligations under the Supply and Offtake Agreement, our results of operations may be adversely impacted.
Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
We have a significant amount of debt. As of March 31, 2011, we had total debt of $277.7 million, including current maturities of $16.1 million. In addition to our outstanding debt, as of March 31, 2011, our letters of credit issued under our various credit facilities were $246.3 million. Our borrowing availability under our various credit facilities as of March 31, 2011 was $207.7 million. Subsequently, we incurred additional indebtedness in an aggregate amount of $190.0 million in connection with our acquisition of Lion Oil.
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
Item 5. OTHER INFORMATION
Dividend Declaration
On May 3, 2011, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on June 21, 2011, to shareholders of record on May 25, 2011.
Acquisition of Controlling Interest in Lion Oil
On April 29, 2011, Delek completed the acquisition of an additional 53.7% of the issued and outstanding shares of common stock, par value $0.10 per share, of Lion Oil in return for a combination of cash, stock and the payment or replacement of all debt currently owed by Lion Oil to the former majority shareholder. Following the consummation of this transaction, Delek owned an 88.3% interest in Lion Oil, and Lion Oil became part of the consolidated reporting group of Delek. See Note 15 in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for further information.
Submission of Matters to a Vote of Security Holders
The following information relates to matters submitted to the stockholders of Delek US Holdings, Inc. at the Annual Meeting of Stockholders held on May 3, 2011.

At the meeting, the following directors were elected by the vote indicated:

Ezra Uzi Yemin
Votes cast in favor:	40,918,019
Votes withheld:	5,859,248
Broker non-votes:	3,536,118
Gabriel Last
Votes cast in favor:	40,801,856
Votes withheld:	5,975,411
Broker non-votes:	3,536,118
Asaf Bartfeld
Votes cast in favor:	40,674,334
Votes withheld:	6,102,933
Broker non-votes:	3,536,118
Aharon Kacherginski
Votes cast in favor:	46,441,853
Votes withheld:	335,414
Broker non-votes:	3,536,118
Shlomo Zohar
Votes cast in favor:	46,496,183
Votes withheld:	281,084
Broker non-votes:	3,536,118
Carlos E. Jordá
Votes cast in favor:	46,254,860
Votes withheld:	522,407
Broker non-votes:	3,536,118
Charles H. Leonard
Votes cast in favor:	46,496,933
Votes withheld:	280,334
Broker non-votes:	3,536,118
Philip L. Maslowe
Votes cast in favor:	46,496,298
Votes withheld:	280,969
Broker non-votes:	3,536,118
The proposal to ratify Ernst & Young LLP as our independent registered public accounting firm for the 2011 fiscal year was approved by the vote indicated:

Votes cast in favor:	50,193,542
Votes against:	56,441
Abstentions:	63,402
The resolution to approve, on an advisory basis, the executive compensation program for Delek’s named executive officers, as disclosed in Delek’s Proxy Statement for the 2011 Annual Meeting of Stockholders, was approved by the vote indicated:

Votes cast in favor:	41,440,346
Votes against:	5,293,141
Abstentions:	43,780
Broker non-votes:	3,536,118

The results of the advisory vote on the frequency Delek should seek an advisory vote on the executive compensation program for Delek’s named executive officers were as follows:

Votes cast for every year:	5,855,543
Votes cast for every two years:	79,491
Votes cast for every three years:	40,783,160
Abstentions:	59,073
Broker non-votes:	3,536,118
On May 3, 2011, following the 2011 Annual Meeting of Stockholders, Delek’s Board of Directors adopted a resolution providing that an advisory vote on executive compensation would be held every three years until the next required advisory vote on the frequency of such votes occurs.

Item 6. EXHIBITS

Exhibit No.		Description
2.1	+
Stock Purchase Agreement, dated March 17, 2011, by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 4, 2011).

2.2	+
First Amendment dated April 29, 2011 to Stock Purchase Agreement dated March 17, 2011 by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on May 4, 2011).

31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

+
Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The company agrees to furnish supplementally a copy of any of the omitted schedules upon request by the Securities and Exchange Commission.

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.
By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Cox
Mark Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 6, 2011

EXHIBIT INDEX

Exhibit No.		Description
2.1	+
Stock Purchase Agreement, dated March 17, 2011, by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 4, 2011).

2.2	+
First Amendment dated April 29, 2011 to Stock Purchase Agreement dated March 17, 2011 by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on May 4, 2011).

31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

+
Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The company agrees to furnish supplementally a copy of any of the omitted schedules upon request by the Securities and Exchange Commission.

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.