Form 10-Q
period 2011-06-30
Delek US Holdings, Inc.
filed 2011-08-05
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At July 29, 2011, there were 57,984,567 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION

Item 5. Other Information	46

Item 6. Exhibits	47

Signatures	48

Exhibit Index	49

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2011	2010
	(In millions, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$148.2	$49.1
Accounts receivable	390.0	104.7
Inventory	395.1	136.7
Other current assets	26.3	8.9

Total current assets	959.6	299.4

Property, plant and equipment:
Property, plant and equipment	1,184.9	886.7
Less: accumulated depreciation	(230.4)	(206.6)

Property, plant and equipment, net	954.5	680.1

Goodwill	71.9	71.9
Other intangibles, net	18.5	7.9
Minority investment	—	71.6
Other non-current assets	21.9	13.7

Total assets	$2,026.4	$1,144.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$419.6	$222.9
Current portion of long-term debt and capital lease obligations	24.6	14.1
Current note payable to related party	6.0	—
Accrued expenses and other current liabilities	175.3	55.5

Total current liabilities	625.5	292.5

Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	350.5	237.7
Note payable to related party	78.0	44.0
Obligation under Supply and Offtake Agreement	242.7	—
Environmental liabilities, net of current portion	10.4	2.8
Asset retirement obligations	7.7	7.3
Deferred tax liabilities	104.6	105.9
Other non-current liabilities	24.1	11.1

Total non-current liabilities	818.0	408.8

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 57,870,853 shares and 54,403,208 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	0.6	0.5
Additional paid-in capital	336.2	287.5
Accumulated other comprehensive income	(2.0)	—
Retained earnings	222.8	155.3
Non-controlling interest in subsidiaries	25.3	—

Total shareholders’ equity	582.9	443.3

Total liabilities and shareholders’ equity	$2,026.4	$1,144.6

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions, except share and per share data)
Net sales	$1,848.7	$997.7	$2,992.2	$1,890.6
Operating costs and expenses:
Cost of goods sold	1,632.9	895.1	2,647.1	1,715.8
Operating expenses	83.2	55.8	143.4	111.9
Insurance proceeds — business interruption	—	(12.8)	—	(12.8)
Property damage proceeds, net	—	(4.2)	—	(4.0)
General and administrative expenses	24.8	14.8	43.1	30.1
Depreciation and amortization	18.4	16.0	33.3	30.5
Loss on sale of assets	1.4	0.6	2.0	0.1

Total operating costs and expenses	1,760.7	965.3	2,868.9	1,871.6

Operating income	88.0	32.4	123.3	19.0

Interest expense	15.0	8.8	22.3	17.5
Gain on investment in Lion Oil	(9.2)	—	(9.2)	—

Total non-operating expenses	5.8	8.8	13.1	17.5

Income before income taxes	82.2	23.6	110.2	1.5
Income tax expense	26.2	8.6	37.3	0.6

Net income	56.0	15.0	72.9	0.9
Net income attributed to non-controlling interest	1.1	—	1.1	—

Net income attributable to Delek	$54.9	$15.0	$71.8	$0.9

Basic earnings per share	$0.97	$0.28	$1.30	$0.02

Diluted earnings per share	$0.96	$0.28	$1.29	$0.02

Weighted average common shares outstanding:
Basic	56,788,169	54,350,910	55,364,685	54,136,963

Diluted	57,263,271	54,370,369	55,634,896	54,162,790

Dividends declared per common share outstanding	$0.0375	$0.0375	$0.075	$0.075

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In millions, except per
	share data)
Cash flows from operating activities:
Net income	$72.9	$0.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.3	30.5
Amortization of deferred financing costs	3.2	3.5
Accretion of asset retirement obligations	0.3	0.3
Deferred income taxes	20.6	(1.1)
Gain on investment in Lion Oil	(9.2)	—
Loss on sale of assets	2.0	0.1
Gain on involuntary conversion of assets	—	(4.0)
Stock-based compensation expense	1.0	1.9
Income tax benefit of stock-based compensation	(2.2)	(2.2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(265.3)	(32.5)
Inventories and other current assets	(50.2)	25.5
Accounts payable and other current liabilities	50.9	28.3
Non-current assets and liabilities, net	(3.3)	(1.1)

Net cash (used in) provided by operating activities	(146.0)	50.1

Cash flows from investing activities:
Business combination — Lion Acquisition	(80.9)	—
Purchases of property, plant and equipment	(25.6)	(24.6)
Expenditures to rebuild refinery	—	(0.2)
Proceeds from sales of convenience store assets	2.8	5.5
Property damage insurance proceeds	—	4.2

Net cash used in investing activities	(103.7)	(15.1)

Cash flows from financing activities:
Proceeds from long-term revolvers	331.4	372.7
Payments on long-term revolvers	(351.1)	(368.5)
Proceeds from term debt	140.5	—
Payments on term debt and capital lease obligations	(7.5)	(21.3)
Proceeds from inventory financing agreement	242.7	—
Proceeds from exercise of stock options	1.3	—
Taxes paid in connection with settlement of share purchase rights	—	(2.5)
Income tax benefit of stock-based compensation	2.2	2.2
Dividends paid	(4.3)	(4.2)
Deferred financing costs paid	(6.4)	(8.9)

Net cash provided by (used in) financing activities	348.8	(30.5)

Net increase in cash and cash equivalents	99.1	4.5
Cash and cash equivalents at the beginning of the period	49.1	68.4

Cash and cash equivalents at the end of the period	$148.2	$72.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of a nominal amount in both the 2011 and 2010 periods	$15.6	$11.6

Income taxes	$0.7	$1.6

Non-cash financing activities:
Stock issued in connection with the Lion Acquisition	$44.3	$—

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. (“Delek”, “we”, “our” or “us”) is the sole shareholder of MAPCO Express, Inc. (“Express”), MAPCO Fleet, Inc. (“Fleet”), Delek Refining, Inc. (“Refining”), Delek Finance, Inc. (“Finance”) and Delek Marketing & Supply, Inc. (“Marketing”) and the majority shareholder of Lion Oil Company (“Lion Oil”) (collectively, the “Subsidiaries”).
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
In 2007, Delek acquired approximately 34.6% of the issued and outstanding shares of common stock of Lion Oil, a privately held Arkansas corporation. In April 2011, Delek acquired an additional 53.7% of the issued and outstanding shares of common stock, par value $0.10 per share (the “Lion Shares”), of Lion Oil from Ergon, Inc. (“Ergon”), the former majority shareholder, bringing Delek’s interest in Lion Oil to 88.3%. Delek reports Lion Oil as part of its consolidated group. See Note 3 for discussion of this transaction.
Delek is listed on the New York Stock Exchange (“NYSE”) under the symbol DK. As of June 30, 2011, approximately 68.7% of our outstanding shares were beneficially owned by Delek Group Ltd. (“Delek Group”) located in Natanya, Israel.
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
2. Explosion and Fire at the Tyler, Texas Refinery
On November 20, 2008, an explosion and fire occurred at our 60,000 barrels per day (“bpd”) refinery in Tyler, Texas. Some individuals have claimed injury and two of our employees died as a result of the event. The event caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. The Tyler refinery was subject to a gradual, monitored restart in May 2009, culminating in a full resumption of operations on May 18, 2009. We settled all outstanding property damage and business interruption insurance claims in the second quarter 2010.

3. Lion Oil Acquisition
In 2007, Delek acquired approximately 34.6% of the issued and outstanding shares of common stock of Lion Oil.
In April 2011, Delek acquired an additional 53.7% of the Lion Shares from Ergon (the “Lion Acquisition”), bringing Delek’s interest in Lion Oil to 88.3%. Lion Oil owns the following assets: an 80,000 bpd refinery located in El Dorado, Arkansas; the 80-mile Magnolia crude oil transportation system that runs between Shreveport, Louisiana and the Magnolia crude terminal; the 28-mile El Dorado crude oil transportation system that runs from the Magnolia terminal to the El Dorado refinery, as well as two associated product pipelines; a crude oil gathering system with approximately 600 miles of operating pipeline; and light product distribution terminals located in Memphis and Nashville, Tennessee. The distribution terminals located in Tennessee supply products to some of Delek’s convenience stores in the Memphis and Nashville markets.
Upon acquiring a majority equity ownership position in Lion Oil, Delek assumed operational management of Lion Oil and its related assets. Delek now reports Lion Oil as part of its consolidated group. Transaction costs associated with the Lion Acquisition were $2.6 million and $4.7 million, respectively, during the three and six months ended June 30, 2011 and were recognized in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of December 31, 2010, Delek carried its investment in Lion Oil at $71.6 million, using the cost method of accounting. We recognized a gain of $9.2 million as a result of remeasuring the 34.6% cost basis interest in Lion Oil at its fair value as of the Lion Acquisition date in accordance with ASC 805, Business combinations. This remeasurement was derived from the consideration transferred in the Lion Acquisition. This gain was recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2011. The acquisition-date fair value of the previous cost basis interest was $80.8 million and is included in the measurement of the consideration transferred.
The components of the consideration transferred were as follows:

Cash paid to Ergon		$80.9
Delek restricted common stock issued to Ergon	3,292,844
Average price per share of Delek stock on April 29, 2011	$13.45

Total value of common stock consideration		44.3
Fair value of Delek investment prior to the Lion Acquisition		80.8

		$206.0

The preliminary allocation of the purchase price was based upon a preliminary valuation. Our estimates and assumptions are subject to change during the purchase price allocation period. The primary areas of the purchase price allocation that are not yet finalized relate to property, plant and equipment values, the valuation of intangible assets acquired, certain legal matters, and income taxes. The preliminary allocation of the aggregate purchase price of Lion Oil is summarized as follows (in millions):

Inventory	$222.6
Accounts receivable and other current assets	20.6
Property, plant and equipment	286.2
Intangible assets	11.3
Other non-current assets	26.1
Accounts payable and other current liabilities	(263.8)
Long-term note to Ergon	(50.0)
Asset retirement obligations and environmental liabilities	(9.9)
Other liabilities	(12.9)

230.2
Fair value of non-controlling interest in Lion Oil	(24.2)

Net fair value of equity acquired	$206.0

Certain liabilities recorded in the Lion Acquisition relate to accruals for possible loss contingencies associated with two pending lawsuits, which are discussed more fully in Note 14.
Delek began consolidating Lion Oil’s results of operations on April 29, 2011. Lion Oil contributed $512.4 million and $7.8 million to net sales and net income (net of income attributed to non-controlling interest of $1.1 million), respectively, for the period from April 29, 2011 through June 30, 2011. Below are the unaudited pro forma consolidated results of operations of Delek for the three and six months ended June 30, 2011 as if the Lion Acquisition had occurred on January 1, 2011 and for the three and six months ended June 30, 2010 as if the Lion Acquisition had occurred on January 1, 2010 (amounts in millions, except per share information):

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net sales	$2,199.6	$1,685.0	$4,073.7	$3,158.0

Net income	62.1	11.8	87.6	18.9
Net income (loss) attributed to non-controlling interest	1.8	(0.3)	2.9	2.5

Net income attributable to Delek	$60.3	$12.1	$84.7	$16.4

Basic and diluted earnings per share	$1.00	$0.21	$1.44	$0.29

Product purchased from Lion Oil by the retail segment prior to the Lion Acquisition totaled $1.2 million and $4.3 million during the three and six months ended June 30, 2011, respectively and $2.2 million and $5.8 million during the three and six months ended June 30, 2010, respectively. Also prior to the Lion Acquisition, the refining segment sold $3.0 million and $3.6 million of intermediate products to the Lion Oil refinery during the three and six months ended June 30, 2011, respectively. There were nominal sales made by the refining segment to the Lion Oil refinery during the three and six months ended June 30, 2010. These product purchases and sales were made at market values. All product purchases and sales subsequent to the Lion Acquisition have been eliminated in consolidation.
4. Inventory
Refinery inventory consists of crude oil, refined products and blendstocks which are stated at the lower of cost or market. Cost of inventory for the Tyler refinery is determined under the last-in, first-out (“LIFO”) valuation method. Cost of crude oil, refined product and feedstock inventories in excess of market value are charged to cost of goods sold. Cost of inventory for the El Dorado refinery is determined on a first-in, first-out (“FIFO”) basis.

Marketing inventory consists of refined products which are stated at the lower of cost or market on a FIFO basis.
Retail merchandise inventory consists of gasoline, diesel fuel, other petroleum products, cigarettes, beer, convenience merchandise and food service merchandise. Fuel inventories are stated at the lower of cost or market on a FIFO basis. Non-fuel inventories are stated at estimated cost as determined by the retail inventory method.
Carrying value of inventories consisted of the following (in millions):

	June 30,	December 31,
	2011	2010
Refinery raw materials and supplies	$155.2	$29.5
Refinery work in process	54.4	31.5
Refinery finished goods	124.2	18.9
Retail fuel	17.0	20.2
Retail merchandise	27.6	28.3
Marketing refined products	16.7	8.3

Total inventories	$395.1	$136.7

At June 30, 2011 and December 31, 2010, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $43.9 million and $36.6 million, respectively.
Permanent Liquidations
During the three and six months ended June 30, 2011, respectively, we incurred a permanent reduction in a LIFO layer resulting in a liquidation (loss) gain in our refinery inventory in the amount of $(2.1) million and $1.7 million. This liquidation was recognized as a component of cost of goods sold in the three and six months ended June 30, 2011.
During the three and six months ended June 30, 2010, respectively, we incurred a permanent reduction in a LIFO layer resulting in a liquidation loss in our refinery finished goods inventory in the amount of $1.1 million and $0.8 million. This liquidation loss was recognized as a component of cost of goods sold in the three and six months ended June 30, 2010.
5. Crude Oil Supply and Inventory Purchase Agreement
Delek entered into a Master Supply and Offtake Agreement (“Supply and Offtake Agreement”) with J Aron & Company (“J Aron”) at the closing of the Lion Acquisition. Pursuant to the Supply and Offtake Agreement, J Aron purchased a majority of the crude oil and refined products in Lion Oil’s inventory at market prices. Throughout the term of the Supply and Offtake Agreement, which expires on April 29, 2014, Lion Oil and J Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J Aron will supply up to 100,000 bpd of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J Aron will also purchase all refined product from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable of $17.8 million as of June 30, 2011 related to this settlement. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J Aron to third parties of the products produced at the El Dorado refinery. In instances where Lion Oil is the seller to such third parties, J Aron will first transfer the applicable products to Lion Oil.
Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. While title of the inventories will reside with J Aron, this arrangement will be accounted for as a financing. Delek incurred fees of $1.4 million during both the three and six months ended June 30, 2011, which are included as a component of interest expense in the statement of operations.
Upon any termination of the Supply and Offtake Agreement, Delek will be required to repurchase the consigned crude oil and refined products from J Aron at then market prices. At June 30, 2011, Delek had 2.2 million barrels of inventory consigned to J Aron and we have recorded a liability associated with this consigned inventory of $239.4 million in other non-current liabilities.
Each month, J Aron sets target inventory levels for each product subject to pre-agreed minimum and maximum inventory levels for each product group. At June 30, 2011, we recorded a current liability of $3.5 million for forward commitments related to the month end actual consignment inventory levels differing from the month end consignment inventory target levels and the associated pricing with these inventory level differences.

6. Long-Term Obligations and Short-Term Note Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	June 30,	December 31,
	2011	2010
MAPCO Revolver	$91.0	$122.1
Fifth Third Revolver	40.4	29.0
Promissory notes	228.5	144.0
Term loan facility	98.5	—
Capital lease obligations	0.7	0.7

	459.1	295.8
Less: Current portion of long-term debt, notes payable and capital lease obligations	30.6	14.1

	$428.5	$281.7

MAPCO Revolver
On December 23, 2010, we executed a $200.0 million revolving credit facility (“MAPCO Revolver”) that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO, Fifth Third Bank as Administrative Agent and the lenders party thereto (“Senior Secured Credit Facility”). As of June 30, 2011, we had $91.0 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $27.0 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At June 30, 2011, the weighted average borrowing rate was approximately 4.0%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2011, this fee was 0.75% per year. Amounts available under the MAPCO Revolver as of June 30, 2011 were approximately $82.0 million.
Wells ABL
Delek has an asset-based loan (“ABL”) revolving credit facility (“Wells ABL”) that includes an accordion feature which permits an increase in facility size of up to $600.0 million subject to additional lender commitments. In connection with the closing of the Lion Acquisition, Delek executed an amendment to the Wells ABL (the “Wells ABL Amendment”) on April 29, 2011. Under the terms of the Wells ABL Amendment, among other things, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million, (ii) the swing line loan sub-limit was increased from $30.0 million to $40.0 million, (iii) the letter of credit sub-limit was increased from $300.0 million to $375.0 million, (iv) the maturity date of the facility was extended from February 23, 2014 to April 29, 2015, and (v) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Refining and Lion Oil. As of June 30, 2011, we had letters of credit issued under the facility totaling approximately $278.5 million and nominal amounts in outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the Wells ABL. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. Additionally, the Wells ABL requires us to pay a credit utilization dependent quarterly fee on the average unused revolving commitment. As of June 30, 2011, this fee was 0.75% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $20.0 million availability reserve requirement, as of June 30, 2011 was $89.7 million.

Fifth Third Revolver
We have a revolving credit facility with Fifth Third Bank (“Fifth Third Revolver”) that carries a credit limit of $75.0 million, including a $35.0 million sub-limit for letters of credit. As of June 30, 2011, we had $40.4 million outstanding borrowings under the facility, as well as letters of credit issued of $11.0 million. Borrowings under the Fifth Third Revolver are secured by substantially all of the assets of Marketing. The Fifth Third Revolver matures on December 19, 2012. The Fifth Third Revolver bears interest based on predetermined pricing grids that allow us to choose between Base Rate Loans or LIBOR Rate Loans. At June 30, 2011, the weighted average borrowing rate was approximately 3.6%. Additionally, the Fifth Third Revolver requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment. Amounts available under the Fifth Third Revolver as of June 30, 2011 were approximately $23.6 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank (“Reliant Bank Revolver”) that provides for unsecured loans of up to $7.5 million. As of June 30, 2011, we had no amounts outstanding under this facility. The Reliant Bank Revolver was amended on March 28, 2011 to (i) extend the maturity date by three months to June 28, 2011 and (ii) increase the interest rate for borrowings under the facility to a fixed rate of 5.75%. On June 28, 2011, we further amended the Reliant Bank Revolver to (i) extend the maturity date by one year to June 28, 2012, (ii) decrease the bank borrowing commitments under the facility from $12.0 million to $7.5 million, and (iii) modify the financial covenant definitions to align with those contained in the Term Loan Facility discussed below. Additionally, the Reliant Bank Revolver requires us to pay a quarterly fee of 0.5% per year on the average available revolving commitment. As of June 30, 2011, we had $7.5 million available under the Reliant Bank Revolver.
Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million with Bank Leumi USA (“Leumi Note”). In connection with the closing of the Lion Acquisition, the Leumi Note was amended on April 29, 2011 to address the effect of the purchase on the security and the financial covenants under the note. As of June 30, 2011, we had $48.0 million in outstanding borrowings under the Leumi Note. The Leumi Note replaced and terminated promissory notes with Bank Leumi USA in the original principal amounts of $30.0 million and $20.0 million and is secured by all of our shares in Lion Oil. The Leumi Note requires quarterly amortization payments of $2.0 million beginning on April 1, 2011 and matures on October 1, 2013. The Leumi Note bears interest at the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.0%. As of June 30, 2011, the weighted average borrowing rate was 5.0%.
On October 5, 2010, Delek entered into two promissory notes with Israel Discount Bank of New York (“IDB”) in the principal amounts of $30.0 million and $20.0 million (collectively the “IDB Notes”). In connection with the closing of the Lion Acquisition, the IDB Notes were amended and restated on April 29, 2011 to address the effect of the purchase on the security and the financial covenants under the notes. As of June 30, 2011, we had $46.0 million in total outstanding borrowings under the IDB Notes. The IDB Notes replaced and terminated promissory notes with IDB in the original principal amounts of $30.0 million and $15.0 million and are secured by all of our shares in Lion Oil. The IDB Notes require quarterly amortization payments totaling $2.0 million, beginning at the end of the first quarter of 2011. The maturity date of both IDB Notes is December 31, 2013. Both IDB Notes bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. As of June 30, 2011, the weighted average borrowing rate was 5.0% under both IDB Notes.
On September 28, 2010, Delek executed an amended and restated note in favor of Delek Petroleum (“Petroleum Note”) in the principal amount of $44.0 million, replacing a Delek Petroleum note in the original principal amount of $65.0 million. As of June 30, 2011, $44.0 million was outstanding under the Petroleum Note. The Petroleum Note contains the following provisions: (i) the payment of the principal and interest may be accelerated upon the occurrence and continuance of customary events of default under the note, (ii) Delek is responsible for the payment of any withholding taxes due on interest payments, (iii) the note is unsecured and contains no covenants, and (iv) the note may be repaid at the borrower’s election in whole or in part at any time without penalty or premium. The Petroleum Note was amended on April 28, 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. The Petroleum Note bears interest, payable on a quarterly basis, at 8.25% (excluding any applicable withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments.

On April 25, 2011, Delek entered into a joint venture with Gatlin Partners, LLC (“Developer”), to form GDK Bear Paw, LLC (“Bear Paw”). Delek and Developer each own 50% of Bear Paw. On May 12, 2011, Bear Paw entered into a Note with Standard Insurance Company (the “Note”) for $1.9 million in order to build a MAPCO Mart convenience store. Bear Paw intends to lease the new convenience store location to Express upon completion of development. The Note bears interest at 6.38% and is secured by the land, building and equipment of the completed MAPCO Mart. Under the terms of the Note, beginning on the first day of the tenth month following the initial fund advancement, Bear Paw shall make payments of principal on the Note over a ten year term at a 25 year amortization schedule. If the Note is not paid in full after the ten year period, Bear Paw may continue to make monthly payments under the Note, however the interest rate will reset pursuant to the terms of the Note. There is also an interest rate reset after the first twenty year period. The final maturity date of the Note is June 1, 2036. As of June 30, 2011, Bear Paw has drawn approximately $0.5 million under the Note.
On April 28, 2011, Delek executed a Subordinated Note with Delek Petroleum in the principal amount of $40.0 million (“Subordinated Note”). As of June 30, 2011, $40.0 million was outstanding under the Subordinated Note. The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility. Interest on the unpaid balance of the Subordinated Note will be computed at a rate per annum equal to 7.25% (net of withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments. The payment of the principal and interest on the Subordinated Note may be accelerated upon the occurrence and continuance of customary events of default. The Subordinated Note requires Delek to make quarterly interest payments commencing June 30, 2011 and annual principal amortization payments of $6.0 million commencing June 30, 2012, with payment of the latter subject to meeting certain payment conditions set forth in the subordination agreement in effect between Delek Petroleum and the Term Loan Facility creditors.
On April 29, 2011, Delek entered into a $50.0 million promissory note with Ergon, Inc. (“Ergon Note”) in connection with the closing of the Lion Acquisition. As of June 30, 2011, $50.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
Term Loan Facility
On April 29, 2011, Delek entered into a $100.0 million term loan credit facility (“Term Loan Facility”) with Israeli Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. As of June 30, 2011, $98.5 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Delek to make four quarterly amortization payments of $1.5 million each commencing June 30, 2011, followed by sixteen quarterly principal amortization payments of $4.0 million each. The Term Loan Facility matures on April 29, 2016, and is secured by all assets of Lion Oil (excluding inventory and accounts receivable) as well as all of our shares in Lion Oil. Interest on the unpaid balance of the Term Loan Facility will be computed at a rate per annum equal to the LIBOR Rate or the Reference Rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of June 30, 2011, the weighted average borrowing rate was 5.5%.
Letters of Credit
As of June 30, 2011, Delek had letters of credit in place totaling approximately $318.5 million under certain of our credit facilities with various financial institutions securing obligations with respect to its workers’ compensation self-insurance programs, as well as obligations with respect to its purchases of crude oil and other products for the Tyler and Lion refineries and gasoline and diesel products for the marketing and retail segments. No amounts were outstanding under these letters of credit at June 30, 2011.

Interest-Rate Derivative Instruments
In April 2011, Delek entered into interest rate swap agreements for a total notional amount of $60.0 million. These agreements are intended to economically hedge floating rate debt related to our current borrowings under the MAPCO Revolver. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging (ASC 815), the fair value of the derivatives is recorded in other non-current liabilities in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in April 2015. The estimated mark-to-market liability associated with our interest rate derivatives as of June 30, 2011 was $1.2 million.
In accordance with ASC 815, we recorded non-cash expense representing the change in estimated fair value of the interest rate swap agreements of $1.2 million for both the three and six month periods ending June 30, 2011.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in future transactions.
7. Income Taxes
At June 30, 2011, Delek had unrecognized tax benefits of $0.6 million which, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount was recognized related to unrecognized tax benefits during both the three and six months ended June 30, 2011 and $0.1 million during both the three and six months ended June 30, 2010.
8. Shareholders’ Equity
Dividends Paid
On May 3, 2011, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on June 21, 2011, to shareholders of record on May 24, 2011.
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

Comprehensive Income
For the three and six months ended June 30, 2011, comprehensive income includes net income and changes in the fair value of derivative instruments designated as cash flow hedges. Comprehensive income for the three and six months ended June 30, 2010 was equivalent to net income (in millions).

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income attributable to Delek	$54.9	$15.0	$71.8	$0.9
Other comprehensive income:
Net unrealized loss on derivative instruments, net of tax benefit of $1.1 for both the three and six months ended June 30, 2011	(2.0)	—	(2.0)	—

Comprehensive income	$52.9	$15.0	$69.8	$0.9

9. Stock Based Compensation
Compensation Expense Related to Equity-based Awards
Compensation expense for the equity-based awards amounted to $0.5 million ($0.3 million, net of taxes) and $1.0 million ($0.6 million, net of taxes) for the three and six months ended June 30, 2011, respectively, and $0.9 million ($0.6 million, net of taxes) and $1.9 million ($1.3 million, net of taxes) for the three month and six month ended June 30, 2010, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2011, there was $7.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.
During the six months ended June 30, 2011 and 2010, respectively, we issued 118,996 and 680,909 shares of common stock as a result of exercised stock options, stock appreciation rights and vested restricted stock units. These amounts are net of 5,294 and 680,584 shares, respectively, withheld to satisfy employee tax obligations related to the exercises.
10. Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	56,788,169	54,350,910	55,364,685	54,136,963
Dilutive effect of equity instruments	475,102	19,459	270,211	25,827

Weighted average common shares outstanding, assuming dilution	57,263,271	54,370,369	55,634,896	54,162,790

Outstanding stock options totaling 1,298,698 and 2,576,674 common share equivalents were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2011, respectively. Outstanding stock options totaling 3,853,956 and 3,843,956 common share equivalents were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2010, respectively. These share equivalents did not have a dilutive effect under the treasury stock method.

11. Segment Data
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
The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 140,000 bpd, including the 60,000 bpd refinery located in Tyler, Texas and the 80,000 bpd refinery located in El Dorado, Arkansas.
Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. This segment also provides marketing services to the Tyler refinery.
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of June 30, 2011, we had 390 stores in total, consisting of 211 located in Tennessee, 87 in Alabama, 68 in Georgia, 11 in Arkansas and 8 in Virginia. The remaining 5 stores are located in Kentucky and Mississippi. The retail fuel and convenience stores operate under Delek’s MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and Fuel™, Favorite Markets®, Delta Express® and Discount Food Mart™ brands. The retail segment also supplied fuel to approximately 64 dealer locations as of June 30, 2011. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our marketing segment, which among other things, requires the marketing segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $2.8 million and $5.4 million during the three and six months ended June 30, 2011, respectively, and $2.9 million and $5.5 million during the three and six months ended June 30, 2010, respectively. Additionally, the refining segment pays crude transportation and storage fees to the marketing segment for the utilization of certain crude pipeline assets. These fees were $2.6 million and $5.0 million during the three and six months ended June 30, 2011, respectively, and $2.6 million and $4.9 million during the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2011, respectively, the refining segment sold finished product to the retail and marketing segments in the amount of $7.9 million and $15.8 million. During the three and six months ended June 30, 2010, the refining segment sold $4.7 million and $11.6 million, respectively, in finished product to the marketing segment. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended June 30, 2011
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$1,161.4	$496.9	$190.4	$—	$1,848.7
Intercompany marketing fees and sales	5.1	—	5.4	(10.5)	—
Operating costs and expenses:
Cost of goods sold	1,006.4	447.7	189.2	(10.4)	1,632.9
Operating expenses	49.7	34.6	1.5	(2.6)	83.2

Segment contribution margin	$110.4	$14.6	$5.1	$2.5	132.6

General and administrative expenses					24.8
Depreciation and amortization					18.4
Loss on sale of assets					1.4

Operating income					$88.0

Total assets	$1,480.7	$406.1	$88.5	$51.1	$2,026.4

Capital spending (excluding business combinations)	$5.5	$8.0	$—	$0.1	$13.6

	Three Months Ended June 30, 2010
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$457.7	$415.9	$123.8	$0.3	$997.7
Intercompany marketing fees and sales	1.8	—	5.5	(7.3)	—
Operating costs and expenses:
Cost of goods sold	414.2	363.3	122.3	(4.7)	895.1
Operating expenses	23.6	34.5	0.3	(2.6)	55.8
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage expenses	(4.2)	—	—	—	(4.2)

Segment contribution margin	$38.7	$18.1	$6.7	$0.3	63.8

General and administrative expenses					14.8
Depreciation and amortization					16.0
Loss on sale of assets					0.6

Operating income					$32.4

Total assets	$601.7	$421.8	$75.2	$131.6	$1,230.3

Capital spending (excluding business combinations)	$11.8	$3.2	$—	$—	$15.0

	Six Months Ended June 30, 2011
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$1,736.6	$911.1	$344.5	$—	$2,992.2
Intercompany marketing fees and sales	10.4	—	10.4	(20.8)	—
Operating costs and expenses:
Cost of goods sold	1,503.3	823.1	339.0	(18.3)	2,647.1
Operating expenses	79.0	66.9	2.5	(5.0)	143.4

Segment contribution margin	$164.7	$21.1	$13.4	$2.5	201.7

General and administrative expenses					43.1
Depreciation and amortization					33.3
Loss on sale of assets					2.0

Operating income					$123.3

Capital spending (excluding business combinations)	$9.0	$16.2	$—	$0.4	$25.6

	Six Months Ended June 30, 2010
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$859.3	$791.4	$239.4	$0.5	$1,890.6
Intercompany marketing fees and sales	6.1	—	10.4	(16.5)	—
Operating costs and expenses:
Cost of goods sold	792.7	698.5	236.2	(11.6)	1,715.8
Operating expenses	48.3	67.4	1.1	(4.9)	111.9
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage expenses	(4.0)	—	—	—	(4.0)

Segment contribution margin	$41.2	$25.5	$12.5	$0.5	79.7

General and administrative expenses					30.1
Depreciation and amortization					30.5
Loss on sale of assets					0.1

Operating income					$19.0

Capital spending (excluding business combinations)	$19.4	$5.1	$—	$0.1	$24.6

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three and six months ended June 30, 2011 are as follows (in millions):

				Corporate
	Refining	Marketing	Retail	and Other	Consolidated
Property, plant and equipment	$756.8	$35.5	$389.2	$3.4	$1,184.9
Less: Accumulated depreciation	(92.7)	(8.4)	(128.9)	(0.4)	(230.4)

Property, plant and equipment, net	$664.1	$27.1	$260.3	$3.0	$954.5

Depreciation expense for the three months ended June 30, 2011	$10.6	$0.4	$7.1	$—	$18.1

Depreciation expense for the six months ended June 30, 2011	$18.7	$0.8	$13.1	$—	$32.6

In accordance with ASC 360, Property, Plant & Equipment, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment.

12. Fair Value Measurements
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of ASC 825, Financial Instruments (ASC 825).
Delek applies the provisions of ASC 820, Fair Value Measurements (ASC 820), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our interest rate and commodity derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material at this time.
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
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2011, was (in millions):

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$5.3	$—	$5.3
Liabilities
Interest rate derivatives	—	(1.2)	—	(1.2)
Commodity derivatives	—	(5.8)	—	(5.8)

Total liabilities	—	(7.0)	—	(7.0)

Net liabilities	$—	$(1.7)	$—	$(1.7)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of June 30, 2011 and December 31, 2010, $1.2 million and $0.7 million, respectively, of net derivative positions are included in other current liabilities on the accompanying consolidated balance sheets. As of June 30, 2011, $0.5 million of cash collateral is held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty.
13. Derivative Instruments
From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:
•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and
•	To limit the exposure to floating-rate fluctuations on our borrowings.

We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the three and six months ended June 30, 2011 and 2010.
Swaps
In April 2011, we entered into a series of OTC swaps based on the future price of West Texas Intermediate Crude (WTI) as quoted on the NYMEX which fixed the purchase price of WTI for a predetermined number of barrels at future dates from July 2011 through October 2011. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the Gulf Coast PLATTS which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from July 2011 through October 2011.
In accordance with ASC 815, the WTI and unleaded gasoline swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. For both the three and six months ended June 30, 2011, Delek recorded unrealized losses as a component of other comprehensive income of $3.1 million ($2.0 million, net of deferred taxes) related to the change in the fair value of these swaps. The fair value of these contracts will be recognized in income beginning in July 2011, at the time the positions are closed and the hedged transactions are recognized in income. As of June 30, 2011, Delek had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $2.0 million associated with its cash flow hedges.
Also, in the second quarter 2011, we entered into a series of OTC swaps based on the future price of West Texas Intermediate Crude (WTI) as quoted on the NYMEX which fixed the purchase price of WTI for a predetermined number of barrels in July 2011. We recognized gains of $2.2 million on these swaps during both the three and six months ended June 30, 2011, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no gains or losses recognized related to these swap contracts during the three or six months ended June 30, 2010. There were unrealized gains of $2.2 million held on the condensed consolidated balance sheets as of June 30, 2011.
Forward Fuel Contracts
From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized (losses) gains of $(0.1) million and $0.5 million on forward fuel contracts during the three and six months ended June 30, 2011, respectively, and $0.1 million and $(0.2) million during the three and six months ended June 30, 2010, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no unrealized gains or losses related to these forward fuel contracts held on the condensed consolidated balance sheets as of June 30, 2011 or December 31, 2010.
Futures Contracts
From time to time, Delek enters into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 180 days. Delek recognized gains (losses) of $3.4 million and $(1.2) million on futures contracts during the three and six months ended June 30, 2011, respectively, and $4.4 million and $4.7 million during the three and six months ended June 30, 2010, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were unrealized gains (losses) of $0.4 million and $(1.4) million held on the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively.
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

Interest Rate Instruments
From time to time, Delek enters into interest rate swap and cap agreements that are intended to economically hedge a portion of our interest rate exposure under our floating rate debt. These interest rate derivative instruments are discussed in conjunction with our long term debt in Note 6.
14. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. In addition, certain private parties who claim they were adversely affected by the November 2008 explosion and fire at our Tyler refinery have commenced litigation against us for which an estimate of the possible loss or range of loss cannot be made.
Lion Oil is a party to two lawsuits involving claims brought by two crude oil vendors. These lawsuits were filed prior to the Lion Acquisition and allege that Lion Oil breached certain of its obligations under buy/sell agreements to exchange crude oil. The aggregate potential loss in these lawsuits ranges from zero to $22.0 million, plus interest and legal fees. An amount was accrued related to these lawsuits as part of the Lion Acquisition, as discussed in Note 3.
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
Environmental Health and Safety
Delek is subject to various federal, state and local environmental and safety laws enforced by agencies including the EPA, the U.S. Department of Transportation / Pipeline and Hazardous Materials Safety Administration, OSHA, the Texas Commission on Environmental Quality (“TCEQ”), the Texas Railroad Commission, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our refineries, terminals, pipelines, underground storage tanks and related operations, and may be subject to revocation, modification and renewal.
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

The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of our ordinary operations, our various businesses generate waste, some of which falls within the statutory definition of a hazardous substance and some of which may have been disposed of at sites that may require future cleanup under Superfund. At this time, our Lion Oil refinery has been named as a minor Potentially Responsible Party at one site for which we believe future costs will not be material.
We have recorded a liability of approximately $13.4 million as of June 30, 2011 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for on-going investigation and remediation efforts for known contamination of soil and groundwater which were already being performed by the former owner of the Tyler refinery and the former operators of the El Dorado refinery, as well as estimated costs for additional issues which have been identified subsequent to the purchase. Approximately $3.0 million of the liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Both of our refineries have negotiated consent decrees with the United States Environmental Protection Agency (“EPA”) and the United States Department of Justice regarding certain Clean Air Act requirements. The State of Arkansas is also a party to the El Dorado refinery consent decree. The El Dorado refinery consent decree was effective on June 12, 2003; the Tyler refinery consent decree became effective on September 23, 2009. Neither consent decree alleges any violations by Delek subsequent to the purchase of the refineries and the prior owners/operators were responsible for payment of the assessed penalty. All capital projects required by the consent decree have been completed. The consent decrees require certain on-going operational changes. Although the consent decrees will remain in force for several years, we believe any costs resulting from these changes and compliance with the consent decree will not have a material adverse effect upon our business, financial condition or operations.
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
In 2008, Lion Oil signed a Consent Administrative Order (“CAO”) with the State of Arkansas with regard to wastewater discharges. In conjunction with three other area dischargers, including the city of El Dorado Water Utilities, Lion Oil applied for and was granted a NPDES permit for a combined discharge to the Ouachita River. The permit was contested by several environmental groups and other parties but ultimately upheld by the State of Arkansas Supreme Court in late 2010. Lion Oil is party to an agreement with the other three dischargers to design, construct and jointly operate a 23 mile wastewater pipeline to convey the treated, comingled waste water to the Ouachita River. The U.S. Army Corps of Engineers has issued the required wetlands permits for construction of the pipeline and outfall structure although environmental groups have threatened to file suit in an attempt to block the permits. Acquisition of the rights-of-way is underway to be followed by detail design and construction. We expect the pipeline to be completed in late 2012. The U.S. EPA was not a party to the CAO and may issue the Lion Oil an Administrative Complaint with regard to wastewater discharge violations that are addressed by the new NPDES permit and pipeline. Any penalty potentially assessed is not expected to be material.

The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and will require the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter 2010 to reduce gasoline benzene levels. A similar project was completed at the El Dorado refinery in June 2011. However, it will be necessary for us to purchase credits to fully comply with these content requirements and there can be no assurance that such credits will be available or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits.
Various legislative and regulatory measures to address climate change and greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and newly enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as mobile transportation sources. There are currently no state or regional initiatives for controlling GHG emissions that would affect our Tyler or El Dorado refineries. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.
Beginning with the 2010 calendar year, EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. EPA has extended the date the report for 2010 emissions is due from March 31, 2011 to September 30, 2011. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHGs. Effective January 2, 2011, the EPA began regulating GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration and Federal Operating Permit (Title V) programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies.
EPA has announced its intent for further regulation of refinery emissions, including GHG emissions, through New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants to be finalized in late 2011 or 2012.
In 2010, the EPA and the Department of Transportation’s National Highway Traffic Safety Administration finalized new standards raising the required Corporate Average Fuel Economy (“CAFE”) of the nation’s passenger fleet by 40% to approximately 35 mpg by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. Later in the year, EPA and the Department of Transportation also announced their intention to propose first-time standards for fuel economy of medium and heavy duty trucks in 2011, as well as further increases in the CAFE standard for passenger vehicles after 2016. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed below, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at our refineries, as well as at our convenience stores.
The Tyler and El Dorado refineries were classified as small refineries exempt from renewable fuel standards through 2010. The Energy Independence and Security Act of 2007 (“EISA”) increased the amounts of renewable fuel required by the Energy Policy Act of 2005 to 32 billion gallons by 2022. A rule finalized by EPA in 2010 to implement EISA (“RFS 2”) requires that refiners blend increasing amounts of biofuels with refined products, equal to approximately 7.75% of combined gasoline and diesel volume in 2011 and escalating to approximately 18% in 2022. Alternatively, credits, called Renewable Identification Numbers (“RINs”) can be used instead of physically blending biofuels. If adequate supplies of the required types of biofuels are unavailable in volumes sufficient to meet our requirement or if RINs are not available in sufficient volumes or at economical prices, refinery production or profitability could be negatively affected. The rule could also cause decreased crude runs in future years and materially affect profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products. Although temporarily exempt from these rules, the Tyler refinery began supplying a 90% gasoline-10% ethanol blend (“E-10”) in January 2008 and we are implementing additional projects that will allow us to blend increasing amounts of ethanol and biodiesel into our fuels beginning in 2011. The Tyler refinery began producing a 2% biodiesel blend in June. The El Dorado refinery completed a project at the truck loading rack in June 2011 to make E-10 available.

In June 2007, OSHA announced that, under a National Emphasis Program (“NEP I”) addressing workplace hazards at petroleum refineries, it would conduct inspections of process safety management programs at approximately 80 refineries nationwide. OSHA conducted an NEP I inspection at our Tyler, Texas refinery between February and August of 2008 and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting those NEP I citations. In April 2009, OSHA conducted a NEP I inspection at the Lion Refinery, assessing a penalty of less than $0.1 million, paid by the previous operator before our purchase of the refinery.
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
In addition to OSHA, the Chemical Safety Board and the EPA requested information pertaining to the November 2008 incident at the Tyler refinery. The EPA is currently conducting an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act.
Vendor Commitments
Delek maintains an agreement with a significant vendor that requires the purchase of certain general merchandise exclusively from this vendor over a specified period of time. Additionally, we maintain agreements with certain fuel suppliers that contain terms which generally require the purchase of predetermined quantities of third-party branded fuel for a specified period of time. In certain fuel vendor contracts, penalty provisions exist if minimum quantities are not met.
Letters of Credit
As of June 30, 2011, Delek had in place letters of credit totaling approximately $318.5 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment, gasoline and diesel purchases for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these letters of credit at June 30, 2011.
15. Related Party Transactions
At June 30, 2011, Delek Group beneficially owned approximately 68.7% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Itshak Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
On September 28, 2010, Delek executed the Petroleum Note in the principal amount of $44.0 million, replacing a Delek Petroleum Note in the original principal amount of $65.0 million. As of June 30, 2011, $44.0 million was outstanding under the Petroleum Note. The Petroleum Note was amended in April 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. We are responsible for the payment of any withholding taxes due on interest payments under the Petroleum Note and the payment of principal and interest may be accelerated upon the occurrence and continuance of customary events of default.
On April 28, 2011, Delek executed a Subordinated Note with Delek Petroleum in the principal amount of $40.0 million. As of June 30, 2011, $40.0 million was outstanding under the Subordinated Note. The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility. We are responsible for the payment of any withholding taxes due on interest payments under the Subordinated Note and the payment of principal and interest may be accelerated upon the occurrence and continuance of customary events of default.

Effective January 1, 2006, Delek entered into a management and consulting agreement with Delek Group, pursuant to which key management personnel of Delek Group provide management and consulting services to Delek, including matters relating to long-term planning, operational issues and financing strategies. The agreement has an initial term of one year and continues thereafter until either party terminates the agreement upon 30 days’ advance notice. As compensation, the agreement provides for payment to Delek Group of $125 thousand per calendar quarter payable within 90 days of the end of each quarter and reimbursement for reasonable out-of-pocket costs and expenses incurred. An amended and restated management and consulting agreement dated May 1, 2011 was executed with Delek Group in the second quarter 2011. Under the amended agreement, the fee payable to Delek Group increased to $150 thousand per calendar quarter effective April 1, 2011.
16. Subsequent Events
Dividend Declaration
On August 2, 2011, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on September 21, 2011 to shareholders of record on August 24, 2011.

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
Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates independent refineries in Tyler, Texas and El Dorado, Arkansas with a combined design crude distillation capacity of 140,000 barrels per day (“bpd”), along with product distribution terminals and associated logistics assets. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and owns and/or operates crude oil pipelines and associated tank farms in east Texas. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 390 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.

Our profitability in the refinery segment is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include the cost of crude, our primary feedstock, operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the increases in the cost of crude oil are typically reflected in the prices of light refined products, the value of heavier products, such as asphalt, coke, carbon black oil, and liquefied petroleum gas (“LPG”) are less likely to move in parallel with crude cost. This causes additional pressure on our realized margin.
For our Tyler, Texas refinery, we compare our per barrel refined product margin to a well established industry metric, the U.S. Gulf Coast 5-3-2 crack spread (“Gulf Coast crack spread”). The Gulf Coast crack spread is used as a benchmark for measuring a refinery’s product margins by measuring the difference between the price of light products and crude oil. It represents the approximate gross margin resulting from processing one barrel of crude oil into three fifths of a barrel of gasoline and two fifths of a barrel of high sulfur diesel. We calculate the Gulf Coast crack spread using the market value of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the first month futures price of light sweet crude oil on the NYMEX. U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline is a grade of gasoline commonly marketed as Regular Unleaded at retail locations. U.S. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra low sulfur diesel) are priced. The NYMEX is the commodities trading exchange located in New York City where contracts for the future delivery of petroleum products are bought and sold.
As of the date of this Form 10-Q, we have not yet had sufficient historical operating data to identify a reasonable refined product margin benchmark (“crack spread”) that would accurately portray the historical refined product margins at the El Dorado, Arkansas refinery. We anticipate that the quantities and varieties of crude oil processed and products manufactured at the El Dorado refinery may vary, when compared to those crudes processed and products produced under the prior owner. As a result, past results may not be reflective of future performance.
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
Recent Developments
On April 29, 2011, we completed the acquisition of an additional 53.7% of the issued and outstanding shares of common stock of Lion Oil Company, a privately held Arkansas corporation. This acquisition, when combined with the 34.6% interest in Lion Oil that we acquired in 2007, provides us with a controlling 88.3% interest in Lion Oil. Lion Oil operates an 80,000 bpd moderate complexity crude oil refinery located in El Dorado, Arkansas, three crude oil pipelines, a crude oil gathering system and two refined petroleum product terminals in Memphis and Nashville, Tennessee. Lion Oil’s two product terminals supply products to some of our convenience stores in the Memphis and Nashville markets. As a result of the acquisition, we report Lion Oil as part of its consolidated group.

Our majority equity investment in Lion Oil is a key development in our strategy to develop an integrated downstream energy company. Some of the opportunities resulting from this transaction include, but are not limited to, the following:
Opportunity for increased integration between our refining, wholesale and retail distribution channels. Given the El Dorado refinery’s proximity to major portions of our convenience store network in Arkansas and Tennessee, we intend to pursue a strategy where our refining segment will supply our retail segment. The El Dorado refinery is equipped with two product pipelines, one gasoline and one diesel, that connect the refinery tank farm to a junction point on the Enterprise system. Through the Enterprise system, the El Dorado refinery is able to directly supply Lion Oil’s light products terminal in Memphis, Tennessee. The El Dorado refinery also has the ability to indirectly supply Lion Oil’s light products terminal in Nashville, Tennessee through exchange. Longer-term, we intend to pursue a strategy that may include the construction of new convenience store locations in markets near the El Dorado refinery. We believe this strategy will allow us to capitalize further on potential supply chain synergies.
Opportunity to limit the risk associated with operating a single refinery. Prior to our majority equity investment in Lion Oil, we owned and operated a single refinery located in Tyler, Texas. Consequently, the performance of the refining segment hinged entirely on the operational performance of the Tyler refinery. With the addition of a second refining asset, we have diversified our asset-specific risk.
Opportunity to increase our total refining production capacity. As the majority equity owner of Lion Oil, we assumed operational control of the Lion Oil assets, including the El Dorado refinery. On a combined basis post-transaction, our total production capacity was approximately 140,000 bpd, up from 60,000 bpd prior to the transaction. By more than doubling the production capacity of our refining segment, we have increased our exposure to the refining markets.
Opportunity to realize increased crude procurement efficiencies. With crude procurement operations for two regional refineries under our control, our feedstock sourcing options increase, allowing for greater efficiency. With the addition of the El Dorado refinery, we will be responsible for procuring increased quantities of crude oil from a wide array of domestic, domestic offshore and foreign crude sources. We believe our access to broader mix of crude oils represents a distinct competitive advantage for us as we seek to maintain a high level of crude slate flexibility.
Opportunity to sell refined products on a wholesale basis throughout the mid-continent. Our majority equity investment in Lion Oil significantly expands our wholesale distribution footprint from the Gulf Coast into the mid-continent region. While the Tyler refinery sells nearly all of its production into the local market on a wholesale basis through a multi-lane truck rack located at the refinery, the El Dorado refinery enjoys a much larger distribution footprint given its connection to the Enterprise Products Pipeline, a major product transport system that reaches from the Gulf Coast into the Northeastern United States. With multiple third-party supply points on the Enterprise system, we believe there is a significant opportunity for us to refocus marketing and supply efforts toward those markets that carry the highest margins.

Executive Overview
Consolidated operating income for the second quarter 2011 was $88.0 million, compared to $32.4 million in the same period last year. The increase in operating income was primarily attributable to a combination of elevated Gulf Coast refining margins, access to discounted crude oil, including West Texas Intermediate (WTI) and WTI-linked crude oils, in addition to strong regional demand for light products in markets served by our Tyler refinery. The benchmark 5-3-2 Gulf Coast crack spread increased from $9.54 per barrel in the second quarter 2010 to $23.14 per barrel in the second quarter 2011.
Second quarter 2011 results benefited from a strong performance in our refining segment, led by the Tyler refinery, which more than offset a decline in the contribution margin from the retail and marketing segments, when compared to the second quarter 2010.
Refining segment contribution margin increased to $110.4 million in the second quarter 2011, versus $38.7 million in the second quarter 2010. The Tyler refinery produced approximately 95.9% light products in the second quarter 2011 and 96.5% in the second quarter 2010. The Tyler refinery operating margin, excluding intercompany fees paid to the marketing segment, was $21.26 per barrel sold in the second quarter 2011, compared to $8.96 per barrel sold in the second quarter 2010. This margin represented 91.9% and 93.9% of the average Gulf Coast crack spread in the second quarter 2011 and 2010, respectively.
We assumed management and operational control of the El Dorado, Arkansas refinery and certain related assets on April 29, 2011 in conjunction with the our majority equity investment in Lion Oil. Flooding along the Mississippi River during early May caused a temporary disruption in the El Dorado refinery’s crude supply. As a result, the refinery operated at reduced rates between May 8 and June 15, 2011. For the period from April 29, 2011 through June 30, 2011, the El Dorado refinery operated at an average utilization rate of 76.7%. During the period from April 29, 2011 through June 30, 2011, El Dorado’s product slate was comprised of 76.1% light products, 16.5% asphalt and 7.4% other residual products. The El Dorado refinery margin was $10.90 per barrel sold during the period from April 29, 2011 through June 30, 2011.
Retail segment contribution margin declined to $14.6 million in the second quarter 2011, versus $18.1 million in the second quarter 2010. Elevated retail fuel prices impacted retail fuel demand during the second quarter, serving to offset continued strength in same-store merchandise sales. Same-store retail fuel gallons sold declined 1.3% in the second quarter 2011, versus an increase of 3.4% during the prior-year period. Retail fuel margin was $0.186 per gallon in the second quarter 2011, flat versus the prior-year period. Same-store merchandise sales increased 0.6% in the second quarter 2011, compared to a same-store sales increase of 4.6% in the second quarter 2010. Merchandise margin declined to 30.2% in the second quarter 2011, versus 31.3% in the prior-year period, due in part to lower margins in the cigarette category and ongoing promotional activities. At the conclusion of the second quarter 2011, the retail segment operated 390 locations, versus 425 locations in the prior-year period.
Marketing segment contribution margin declined to $5.1 million in the second quarter 2011, versus $6.7 million in the second quarter 2010. Second quarter results were impacted by a decline in inventory values during the period. Total sales volumes increased 8.8% to 15,946 bpd in the second quarter 2011, versus the prior-year period. Total sales volumes increased on a year-over-year basis for the sixth consecutive quarter during the second quarter 2011, as regional demand trends for distillate products remained strong in the period.
Market Trends
Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum prices is our primary source of market risk. Historically, our profitability has been affected by the volatility of commodity prices, including crude oil and refined products.
We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in volatility in the price of crude oil which outpaced product prices in the second quarters of 2011 and 2010. The average price of crude oil in the first half of 2011 and 2010 was $98.42 and $78.36 per barrel, respectively. The U.S. Gulf Coast crack spread ranged from a high of $31.84 per barrel to a low of $10.40 per barrel during the first half of 2011 and averaged $20.35 per barrel during the first half of 2011 compared to an average of $8.09 in the same period of 2010.

We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $2.31 per gallon to a high of $3.40 per gallon in the first half of 2011 and averaged $2.79 per gallon in 2011, which compares to an average of $2.07 per gallon in the comparable period of 2010. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise sales and margins. Finally, the higher cost of fuel has resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we typically see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.
The differential between the price of WTI crude oil and competing benchmark crudes such as Brent crude, continued to widen during the first half of 2011, when compared to recent historical levels. The price of WTI held an average discount of more than $14 per barrel when compared to Brent crude during the second quarter 2011, versus a discount of less than $1 per barrel in 2009 and 2010. Access to cost advantaged WTI or WTI-linked crude is a significant cost advantage for our Tyler refinery and, to a lesser extent our El Dorado refinery, given the steep discounts evident in the current WTI-Brent market structure.
As part of our overall business strategy, management determines the cost to store crude, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude or other intermediate feedstocks based on various factors, including the crude pricing market in the Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude vendors, and any other factors which may impact the costs of crude. During the second quarter 2011, crude inventory that had increased at the end of 2010 due to unplanned maintenance at the Tyler refinery was reduced to normal operational levels.

Summary Financial and Other Information
The following table provides summary financial data for Delek.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statement of Operations Data	2011	2010	2011	2010
	(In millions, except share and per share data)
Net sales:
Refining	$1,166.5	$459.5	$1,747.0	$865.4
Marketing	195.8	129.3	354.9	249.8
Retail	496.9	415.9	911.1	791.4
Other	(10.5)	(7.0)	(20.8)	(16.0)

Total	1,848.7	997.7	2,992.2	1,890.6

Operating costs and expenses:
Cost of goods sold	1,632.9	895.1	2,647.1	1,715.8
Operating expenses	83.2	55.8	143.4	111.9
Insurance proceeds — business interruption	—	(12.8)	—	(12.8)
Property damage proceeds, net	—	(4.2)	—	(4.0)
General and administrative expenses	24.8	14.8	43.1	30.1
Depreciation and amortization	18.4	16.0	33.3	30.5
Loss on sale of assets	1.4	0.6	2.0	0.1

Total operating costs and expenses	1,760.7	965.3	2,868.9	1,871.6

Operating income	88.0	32.4	123.3	19.0

Interest expense	15.0	8.8	22.3	17.5
Gain on investment in Lion Oil	(9.2)	—	(9.2)	—

Total non-operating expenses	5.8	8.8	13.1	17.5

Income before taxes	82.2	23.6	110.2	1.5
Income tax expense	26.2	8.6	37.3	0.6

Net income	56.0	15.0	72.9	0.9
Net income attributed to non-controlling interest	1.1	—	1.1	—

Net income attributable to Delek	$54.9	$15.0	$71.8	$0.9

Basic earnings per share:	$0.97	$0.28	$1.30	$0.02

Diluted earnings per share:	$0.96	$0.28	$1.29	$0.02

Weighted average common shares outstanding:
Basic	56,788,169	54,350,910	55,364,685	54,136,963

Diluted	57,263,271	54,370,369	55,634,896	54,162,790

	Six Months Ended
	June 30,
	2011	2010
Cash Flow Data:
Cash flows (used in) provided by operating activities	$(146.0)	$50.1
Cash flows used in investing activities	(103.7)	(15.1)
Cash flows provided by (used in) financing activities	348.8	(30.5)

Net increase in cash and cash equivalents	$99.1	$4.5

	Three Months Ended June 30, 2011
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$1,161.4	$496.9	$190.4	$—	$1,848.7
Intercompany marketing fees and sales	5.1	—	5.4	(10.5)	—
Operating costs and expenses:
Cost of goods sold	1,006.4	447.7	189.2	(10.4)	1,632.9
Operating expenses	49.7	34.6	1.5	(2.6)	83.2

Segment contribution margin	$110.4	$14.6	$5.1	$2.5	132.6

General and administrative expenses					24.8
Depreciation and amortization					18.4
Loss on sale of assets					1.4

Operating income					$88.0

Total assets	$1,480.7	$406.1	$88.5	$51.1	$2,026.4

Capital spending (excluding business combinations)	$5.5	$8.0	$—	$0.1	$13.6

	Three Months Ended June 30, 2010
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$457.7	$415.9	$123.8	$0.3	$997.7
Intercompany marketing fees and sales	1.8	—	5.5	(7.3)	—
Operating costs and expenses:
Cost of goods sold	414.2	363.3	122.3	(4.7)	895.1
Operating expenses	23.6	34.5	0.3	(2.6)	55.8
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage expenses	(4.2)	—	—	—	(4.2)

Segment contribution margin	$38.7	$18.1	$6.7	$0.3	63.8

General and administrative expenses					14.8
Depreciation and amortization					16.0
Loss on sale of assets					0.6

Operating income					$32.4

Total assets	$601.7	$421.8	$75.2	$131.6	$1,230.3

Capital spending (excluding business combinations)	$11.8	$3.2	$—	$—	$15.0

	Six Months Ended June 30, 2011
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$1,736.6	$911.1	$344.5	$—	$2,992.2
Intercompany marketing fees and sales	10.4	—	10.4	(20.8)	—
Operating costs and expenses:
Cost of goods sold	1,503.3	823.1	339.0	(18.3)	2,647.1
Operating expenses	79.0	66.9	2.5	(5.0)	143.4

Segment contribution margin	$164.7	$21.1	$13.4	$2.5	201.7

General and administrative expenses					43.1
Depreciation and amortization					33.3
Loss on sale of assets					2.0

Operating income					$123.3

Capital spending (excluding business combinations)	$9.0	$16.2	$—	$0.4	$25.6

	Six Months Ended June 30, 2010
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$859.3	$791.4	$239.4	$0.5	$1,890.6
Intercompany marketing fees and sales	6.1	—	10.4	(16.5)	—
Operating costs and expenses:
Cost of goods sold	792.7	698.5	236.2	(11.6)	1,715.8
Operating expenses	48.3	67.4	1.1	(4.9)	111.9
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage expenses	(4.0)	—	—	—	(4.0)

Segment contribution margin	$41.2	$25.5	$12.5	$0.5	79.7

General and administrative expenses					30.1
Depreciation and amortization					30.5
Loss on sale of assets					0.1

Operating income					$19.0

Capital spending (excluding business combinations)	$19.4	$5.1	$—	$0.1	$24.6

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2011 versus the Three Months Ended June 30, 2010
For the second quarters of 2011 and 2010, we generated net sales of $1,848.7 million and $997.7 million, respectively, an increase of $851.0 million or 85.3%. The increase in net sales is primarily due to the acquisition of the El Dorado refinery in April 2011, which contributed $512.4 million to consolidated net sales in the second quarter 2011. Further contributing to the increase is increased fuel sales prices across all of our segments, as well as increased sales volumes at the Tyler refinery and the marketing segment.
Cost of goods sold was $1,632.9 million for the 2011 second quarter compared to $895.1 million for the 2010 second quarter, an increase of $737.8 million or 82.4%. The increase in cost of goods sold resulted from the acquisition of the El Dorado refinery, which contributed $465.8 million to the increase during the second quarter 2011. Additionally, increased crude costs at the refining segment and increased fuel costs at the retail and marketing segments factored into the increase in cost of sales during the period. Sales volumes also increased at both the Tyler refinery and marketing segment.

Operating expenses were $83.2 million for the second quarter 2011 compared to $55.8 million for the 2010 second quarter, an increase of $27.4 million or 49.1%. The acquisition of the El Dorado refinery added $19.1 million in operating expenses during the second quarter 2011. The remainder of the increase in operating expenses can be attributed to increases in contractor, maintenance and utilities expense at the Tyler refinery, maintenance and chemical expenses in the marketing segment and credit expenses in the retail segment. These increases were partially offset by the decrease in the number of stores operated by the retail segment during the second quarter 2011 as compared to the second quarter 2010.
During the second quarter 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million was included as business interruption proceeds and $4.2 million was included as property damage. We did not incur any expenses related to property damage during the second quarter 2010. We settled all outstanding property damage and business interruption insurance claims in the second quarter 2010.
General and administrative expenses were $24.8 million for the second quarter 2011 compared to $14.8 million for the second quarter 2010, an increase of $10.0 million, or 67.6%. The increase is primarily attributable to the acquisition of Lion Oil in April 2011, due partially to the operation and management of the El Dorado refinery, as well as transaction costs associated with the completion of the Lion Acquisition. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $18.4 million for the second quarter 2011 compared to $16.0 million for the second quarter 2010, an increase of $2.4 million, or 15.0%. This increase was primarily due to the addition of depreciation associated with the assets of the El Dorado refinery acquired in April 2011.
Loss on sale of assets for the second quarter 2011 was $1.4 million and related to the sale of seven company-operated retail and convenience stores by the retail segment. Loss on sale of assets was $0.6 million in the second quarter 2010 and related to the sale of three company-operated retail and convenience stores by the retail segment.
Interest expense was $15.0 million for the second quarter 2011 compared to $8.8 million for the second quarter 2010, an increase of $6.2 million, or 70.5%. The increase is attributable to a number of factors, including $1.7 million of financing charges related to a short-term credit facility that was terminated in the second quarter 2011, $1.2 million of mark-to-market expense related to interest rate swaps and general increases due to the financings associated with the acquisition of Lion Oil.
During the second quarter 2011, in connection with the acquisition of a controlling interest in Lion Oil, we recognized a gain of $9.2 million as a result of remeasuring our prior cost basis interest in Lion Oil at its fair value as of the Lion Acquisition date. There were no changes to the value of our investment in Lion Oil during the second quarter 2010.
Income tax expense was $26.2 million for the second quarter 2011, compared to $8.6 million for the 2010 second quarter, an increase of $17.6 million. Our effective tax rate was 31.9% for the second quarter 2011, compared to 36.4% for the second quarter 2010. The decrease in our effective tax rate in the second quarter 2011 is due to certain deductions in the current period that were not available in the 2010 period and the gain on our investment in Lion Oil, which is not recognized for tax purposes. These decreases were offset by an increase in the effective tax rate due to transaction costs related to the acquisition of Lion Oil, which are not deductible for tax purposes.
Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010
We generated net sales of $2,992.2 million and $1,890.6 million during the six months ended June 30, 2011 and 2010, respectively, an increase of $1,101.6 million or 58.3%. The increase in net sales is primarily due to the acquisition of the El Dorado refinery in April 2011 and increases in fuel sales prices across all of our segments, as well as increased sales volumes at the Tyler refinery and the marketing segment.
Cost of goods sold was $2,647.1 million for the first half of 2011 compared to $1,715.8 million for the comparable period of 2010, an increase of $931.3 million or 54.3%. The increase in cost of goods sold is primarily the result of the acquisition of the El Dorado refinery in April 2011 and increased crude costs at the refining segment and increased fuel costs at the retail and marketing segments. Sales volumes also increased at both the Tyler refinery and the marketing segment.

Operating expenses were $143.4 million for the six months ended June 30, 2011 compared to $111.9 million for the comparable 2010 period, an increase of $31.5 million or 28.2%. The acquisition of the El Dorado refinery added $19.1 million in operating expenses during the first half of 2011. The remainder of the increase in operating expenses can be attributed to increases in contractor, maintenance, inspection and utilities expense at the Tyler refinery and maintenance and chemical expenses in the marketing segment. These increases were partially offset by the decrease in the number of stores operated by the retail segment during the first half of 2011 as compared to the first half of 2010.
During the first half of 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million was included as business interruption proceeds and $4.2 million was included as property damage. We incurred $0.2 million of property damage expenses, resulting in a net gain of $4.0 million related to property damage proceeds. We settled all outstanding property damage and business interruption insurance claims in the second quarter 2010.
General and administrative expenses were $43.1 million for the first half of 2011 compared to $30.1 million for the comparable period of 2010, an increase of $13.0 million, or 43.2%. The overall increase was primarily due to transaction costs associated with the acquisition of a controlling interest in Lion Oil, which closed in the second quarter 2011, as well as increases due to the management and operation of the El Dorado refinery subsequent to the April 2011 acquisition.
Depreciation and amortization was $33.3 million and $30.5 million for the six months ended June 30, 2011 and 2010, respectively, an increase of $2.8 million, or 9.2%. This increase was primarily due to the addition of depreciation associated with the assets of the El Dorado refinery acquired in April 2011.
Loss on sale of assets for the first half of 2011 was $2.0 million and related to the sale of 11 company-operated retail and convenience stores by the retail segment. Loss on sale of assets for the first half of 2010 was $0.1 million and related to the sale of seven company-operated retail and convenience stores and one dealer location by the retail segment.
Interest expense was $22.3 million in the first half of 2011 compared to $17.5 million for the comparable period of 2010, an increase of $4.8 million, or 27.4%. The increase is attributable to several factors, including $1.7 million of financing charges related to a short-term credit facility that was terminated in the second quarter 2011, $1.2 million of mark-to-market expense related to interest rate swaps and general increases due to the financings associated with the acquisition of Lion Oil.
During the second quarter 2011, in connection with the acquisition of a controlling interest in Lion Oil, we recognized a gain of $9.2 million as a result of remeasuring our prior cost basis interest in Lion Oil at its fair value as of the Lion Acquisition date. There were no changes to the value of our investment in Lion Oil during the second quarter 2010.
Income tax expense was $37.3 million and $0.6 million during the six months ended June 30, 2011 and 2010, respectively, an increase of $36.7 million. Our effective tax rate was 33.8% for the first half of 2011, compared to 40.0% for the first half of 2010. The decrease in our effective tax rate in the first half of 2011 is primarily due to certain deductions in the current period that were not available in the 2010 period and the gain on our investment in Lion Oil, which is not recognized for tax purposes. These decreases were offset by an increase in the effective tax rate due to transaction costs related to the acquisition of Lion Oil, which are not deductible for tax purposes.

Operating Segments
We review operating results in three reportable segments: refining, marketing and retail.
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Tyler Refinery
Days operated in period	91	91	181	181
Total sales volume (average barrels per day)(1)	60,140	59,161	59,205	56,316
Products manufactured (average barrels per day):
Gasoline	31,957	33,853	31,830	31,989
Diesel/Jet	22,371	20,797	22,138	20,522
Petrochemicals, LPG, NGLs	2,302	2,071	2,050	1,760
Other	2,402	2,084	2,423	1,936

Total production	59,032	58,805	58,441	56,207

Throughput (average barrels per day):
Crude oil	56,015	57,028	54,822	53,058
Other feedstocks	4,019	3,004	4,430	4,178

Total throughput	60,034	60,032	59,252	57,236

Per barrel of sales(2):
Tyler refinery operating margin(3)	$20.75	$8.41	$18.39	$7.13
Tyler refinery operating margin excluding intercompany marketing service fees(4)	$21.26	$8.96	$18.90	$7.68
Direct operating expenses(5)	$5.60	$4.39	$5.59	$4.74

El Dorado Refinery
Days operated in period	63		63
Total sales volume (average barrels per day)(1)	67,822		67,822
Products manufactured (average barrels per day):
Gasoline	27,832		27,832
Diesel	23,448		23,448
Petrochemicals, LPG, NGLs	1,265		1,265
Asphalt	11,753		11,753
Other	2,521		2,521

Total production	66,819		66,819

Throughput (average barrels per day):
Crude oil	61,363		61,363
Other feedstocks	6,387		6,387

Total throughput	67,750		67,750

Per barrel of sales(2):
El Dorado refinery operating margin(3)	$10.90		$10.90
Direct operating expenses(5)	$4.46		$4.46

Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$102.54	$78.12	$98.42	$78.36
Mars crude oil (per barrel)(6)	$108.51		$108.51
US Gulf Coast 5-3-2 crack spread (per barrel)	$23.14	$9.54	$20.35	$8.09
US Gulf Coast Unleaded Gasoline (per gallon)	$2.98	$2.10	$2.79	$2.07
Ultra low sulfur diesel (per gallon)	$3.08	$2.14	$2.96	$2.10
Natural gas (per MMBTU)	$4.36	$4.31	$4.27	$4.73

(1)
Sales volume includes 902 and 1,320 bpd sold to the marketing and retail segments during the three and six months ended June 30, 2011, respectively, and 514 and 675 bpd sold to the marketing segment during the three and six months ended June 30, 2010, respectively.

(2)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) divided by the total barrels sold during the period.

(3)	“Operating margin” is defined as refining segment net sales less cost of goods sold.

(4)
“Operating margin excluding intercompany marketing fees” is defined as refining segment net sales less cost of goods sold, adjusted to exclude the fees paid to the marketing segment of $2.6 million and $5.0 million during the three and six months ended June 30, 2011, respectively, and $2.6 million and $4.9 million during the three and six months ended June 30, 2010, respectively.

(5)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.

(6)	Average for the period April 29, 2011 through June 30, 2011.
Comparison of the Three Months Ended June 30, 2011 versus the Three Months Ended June 30, 2010
Net sales for the refining segment were $1,166.5 million for the second quarter 2011 compared to $459.5 million for the second quarter 2010, an increase of $707.0 million, or 153.9%. The acquisition of the El Dorado refinery in April 2011 contributed $512.4 million in net sales to the refining segment. The remainder of the increase is due to a 1.7% increase in total sales volume and increases in prices for refined products during the period. During the second quarters 2011 and 2010, respectively, the refining segment sold $7.9 million and $4.7 million, or 902 and 514 bpd, of finished product to the marketing and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the second quarter 2011 was $1,006.4 million compared to $414.2 million for the comparable 2010 period, an increase of $592.2 million, or 143.0%. This increase is a result of the acquisition of the El Dorado refinery in April 2011, which contributed $465.8 million to cost of goods sold during the period. Further contributing to the increase was the increase in sales volume during the second quarter 2011 and an increase in the cost of crude oil. Cost of goods sold includes gains on derivative contracts of $0.3 million and $4.3 million during the three months ended June 30, 2011 and 2010, respectively.
Our refining segment has a service agreement with our marketing segment which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This fee was $2.8 million and $2.9 million during the second quarters 2011 and 2010, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. We eliminate this intercompany fee in consolidation.
During the second quarter 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million was included as business interruption proceeds and $4.2 million was included as property damage. We did not incur any expenses related to property damage during the second quarter 2010. We settled all outstanding property damage and business interruption insurance claims in the second quarter 2010.
Operating expenses were $49.7 million for the second quarter 2011 compared to $23.6 million for the second quarter 2010, an increase of $26.1 million, or 110.6%. This increase in operating expense was primarily due to the acquisition of the El Dorado refinery in April 2011, which incurred $19.1 million in operating expenses during the second quarter 2011. The remainder of the increase in operating expenses was due to increases in contractor, maintenance and utilities expense. The higher utilities expense is primarily attributable to an increase in the Tyler refinery’s natural gas consumption during the current period.
Contribution margin for the refining segment in the second quarter 2011 was $110.4 million, or 83.3% of our consolidated contribution margin.
Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010
Net sales for the refining segment were $1,747.0 million and $865.4 million during the six months ended June 30, 2011 and 2010, respectively, an increase of $881.6 million, or 101.9%. The increase is due to the purchase of the El Dorado refinery in April 2011, as well as a 5.1% increase in sales volume during the six months ended June 30, 2011 and increases in the sales price of refined products during the period. During the six months ended June 30, 2011 and 2010, respectively, the refining segment sold $15.8 million and $11.6 million, or 1,320 and 675 bpd, of finished product to the retail and marketing segments. These sales are eliminated in consolidation.

Cost of goods sold for the first half of 2011 was $1,503.3 million compared to $792.7 million for the 2010 first half, an increase of $710.6 million. This increase is a result of the inclusion of the El Dorado refinery subsequent to the April 2011 acquisition of Lion Oil, as well as an increase in sales volume during the first half of 2011 as compared to the same period in 2010. Cost of goods sold includes (losses) gains on derivative contracts of $(4.3) million and $4.7 million during the six months ended June 30, 2011 and 2010, respectively.
Our refining segment has a service agreement with our marketing segment which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the marketing margin achieved in return for providing marketing, sales and customer services. This fee was $5.4 million and $5.5 million, respectively, during the six months ended June 30, 2011 and 2010. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. We eliminate this intercompany fee in consolidation.
During the first half of 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million was included as business interruption proceeds and $4.2 million was included as property damage. We incurred $0.2 million of property damage expenses, resulting in a net gain of $4.0 million related to property damage proceeds. We settled all outstanding property damage and business interruption insurance claims in the second quarter 2010.
Operating expenses were $79.0 million for the 2011 first half, compared to $48.3 million for the comparable period of 2010, an increase of $30.7 million, or 63.6%. This increase in operating expense was primarily due to the acquisition of the E1 Dorado refinery in April 2011, which incurred $19.1 million in operating expenses during the first half of 2011. The remainder of the increase was due to increases in contractor, maintenance, inspection and utilities expenses during the first half of 2011.
Contribution margin for the refining segment in the 2011 first half was $164.7 million, or 81.7% of our consolidated contribution margin.
Marketing Segment
The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Days operated in period	91	91	181	181
Products sold (average barrels per day):
Gasoline	6,647	6,846	6,358	6,725
Diesel/Jet	9,234	7,755	8,839	7,703
Other	65	51	47	48

Total sales	15,946	14,652	15,244	14,476

Comparison of the Three Months Ended June 30, 2011 versus the Three Months Ended June 30, 2010
Net sales for the marketing segment were $195.8 million in the second quarter 2011 compared to $129.3 million for the 2010 second quarter. Total sales volume averaged 15,946 barrels per day in the 2011 second quarter compared to 14,652 in the 2010 second quarter. The average sales price per gallon of gasoline increased $0.90 per gallon in the second quarter 2011, to $3.07 per gallon from $2.17 in the second quarter 2010. The average price of diesel also increased to $3.18 per gallon in the second quarter 2011 compared to $2.25 per gallon in the second quarter 2010. Net sales included $2.8 million and $2.9 million of net service fees paid by our refining segment to our marketing segment during the second quarter 2011 and 2010, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment relating to the utilization of certain crude pipeline assets. These fees were $2.6 million in both the second quarter 2011 and the second quarter 2010.

Cost of goods sold was $189.2 million in the second quarter 2011, approximating a cost per barrel sold of $130.40. This compares to cost of goods sold of $122.3 million for the second quarter 2010, approximating a cost per barrel sold of $91.69. This cost per barrel resulted in an average gross margin of $2.76 per barrel in the 2011 second quarter compared to $3.36 per barrel in the 2010 second quarter. Additionally, we recognized gains (losses) during the second quarter 2011 and 2010 of $(0.1) million and $0.1 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
Operating expenses in the marketing segment were approximately $1.5 million and $0.3 million for the second quarter 2011 and 2010, respectively, an increase of $1.2 million or 400.0%. The increase in operating expenses was due to a write off of a $0.6 million environmental liability in the second quarter 2010. Further contributing to the increase was an increase in maintenance and chemicals expenses in the second quarter 2011, as compared to the same period of 2010.
Contribution margin for the marketing segment in the 2011 second quarter was $5.1 million, or 3.8% of our consolidated segment contribution margin.
Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010
Net sales for the marketing segment were $354.9 million for the first half of 2011 compared to $249.8 million for the first half of 2010. Total sales volume averaged 15,244 barrels per day in the first half of 2011 compared to 14,476 for the first half of 2010. The average sales price per gallon of gasoline increased $0.73 per gallon in the first half of 2011, to $2.89 per gallon from $2.15 in 2010. The average price of diesel increased to $3.04 per gallon in the first half of 2011 compared to $2.20 per gallon in 2010. Net sales included $5.4 million and $5.5 million of net service fees paid by our refining segment to our marketing segment for the six months ended June 30, 2011 and 2010, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment relating to the utilization of certain crude pipeline assets. These fees were $5.0 million in the first half of 2011 and $4.9 million in the same period of 2010.
Cost of goods sold was $339.0 million in the first half of 2011, approximating a cost per barrel sold of $122.87. This compares to cost of goods sold of $236.2 million for the same period in 2010, approximating a cost per barrel sold of $90.12. This cost per barrel resulted in an average gross margin of $3.93 per barrel in the first half of 2011 compared to $3.36 per barrel for the same time period in 2010. Additionally, we recognized gains (losses) during the first half of 2011 and 2010 of $0.5 million and $(0.2) million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
Operating expenses in the marketing segment were approximately $2.5 million and $1.1 million, respectively, for the first half of 2011 and 2010, respectively, an increase of $1.4 million or 127.3%. The increase in operating expenses was due to a write off of a $0.6 million environmental liability in the first half of 2010. Further contributing to the increase was an increase in maintenance and chemicals expenses in the first half of 2011, as compared to the same period of 2010.
Contribution margin for the marketing segment in the first half of 2011 was $13.4 million, or 6.6% of our consolidated segment contribution margin.

Retail Segment
The table below sets forth certain information concerning our retail segment continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Number of stores (end of period)	390	425	390	425
Average number of stores	397	430	403	435
Retail fuel sales (thousands of gallons)	103,028	109,116	199,431	212,113
Average retail gallons per average number of stores (in thousands)	260	253	495	487
Retail fuel margin ($ per gallon)	$0.186	$0.186	$0.157	$0.158
Merchandise sales (in thousands)	$97,307	$101,346	$183,426	$188,160
Merchandise margin %	30.2%	31.3%	30.5%	31.1%
Credit expense (% of gross margin)	11.5%	8.9%	11.7%	9.5%
Merchandise and cash over/short (% of net sales)	0.2%	0.2%	0.2%	0.2%
Operating expense/merchandise sales plus total gallons	16.7%	15.8%	16.9%	16.3%
Comparison of the Three Months Ended June 30, 2011 versus the Three Months Ended June 30, 2010
Net sales for our retail segment in the second quarter 2011 increased 19.5% to $496.9 million from $415.9 million in the 2010 second quarter. This increase was primarily due to an increase in the retail fuel price per gallon of 34.4% to an average price of $3.64 per gallon in the second quarter 2011 from an average price of $2.71 per gallon in the second quarter 2010.
Retail fuel sales were 103.0 million gallons for the second quarter 2011, compared to 109.1 million gallons for the second quarter 2010. The decrease in sales gallons resulted in an estimated $22.0 million decrease in fuel sales based on average fuel price in 2011 second quarter. This decrease was primarily due to the sale and closure of underperforming stores during the second half of 2010 and the first half of 2011. Comparable store gallons decreased 1.3% between the second quarter 2011 and the second quarter 2010. Total fuel sales, including wholesale dollars, increased 27.0% to $399.6 million in the second quarter 2011. The increase was primarily due to the increase in the average price per gallon sold noted above, partially offset by the decrease in total gallons sold, also noted above.
Merchandise sales decreased 4.0% to $97.3 million in the second quarter 2011 compared to the second quarter 2010. The decrease in merchandise sales was due to the decrease in the number of stores operated during the second quarter 2011 as compared to the same period in 2010. Same store merchandise sales increased 0.6%. This increase was primarily in the soft drink, dairy and food service categories.
Cost of goods sold for our retail segment increased 23.2% to $447.7 million in the second quarter 2011. This increase was primarily due to the increase in the average cost per gallon of 36.9%, or an average cost of $3.45 per gallon in the second quarter 2011 when compared to an average cost of $2.52 per gallon in the second quarter 2010.
Operating expenses were $34.6 million in the 2011 second quarter, an increase of $.05 million, or 0.2%. This increase was primarily due to increase in higher credit card expenses, and partially offset by decrease in operating expenses due to fewer number of stores operated during the second quarter 2011.
Contribution margin for the retail segment in the 2011 second quarter was $14.6 million, or 11.0% of our consolidated contribution margin.
Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010
Net sales for our retail segment for the six months ended June 30, 2011 increased 15.1% to $911.1 million from $791.4 million for the six months ended June 30, 2010. This increase was primarily due to an increase in the retail fuel price per gallon of 28.3% to an average price of $3.43 per gallon for the six months ended June 30, 2011 from an average price of $2.67 per gallon for the six months ended June 30, 2010.

Retail fuel sales were 199.4 million gallons for the six months ended June 30, 2011, compared to 212.1 million gallons for the six months ended June 30, 2010. The decrease in sales gallons resulted in estimated $43.6 million decrease in fuel sales based on average fuel price in the first six months of 2011. This decrease was primarily due to the sale and closure of underperforming stores during the second half of 2010 and the first half of 2011. Comparable store gallons decreased 1.8% between the six months ended June 30, 2011 and the six months ended June 30, 2010. Total fuel sales, including wholesale dollars, increased 20.6% to $727.7 million in the six months ended June 30, 2011. The increase was primarily due to the increase in the average price per gallon sold noted above, partially offset by the decrease in total gallons sold, also noted above.
Merchandise sales decreased 2.5% to $183.4 million in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The decrease in merchandise sales was due to the decrease in the number of stores operated during the six months ended June 30, 2011 as compared to the same period in 2010. Same store merchandise sales increased 2.3%. This increase was primarily in the soft drink, dairy, candy, snacks and food service categories.
Cost of goods sold for our retail segment increased 17.8% to $823.1 million in the six months ended June 30, 2011. This increase was primarily due to the increase in the average cost per gallon of 30.3%, or an average cost of $3.27 per gallon in the six months ended June 30, 2011 when compared to an average cost of $2.51 in the six months ended June 30, 2010.
Operating expenses were $66.9 million in the six months ended June 30, 2011, a decrease of $0.5 million, or 0.7%. This decrease was primarily due to a decrease in operating expenses due to fewer numbers of stores operated during six months ended June 30, 2011 and partially offset by an increase in credit card expenses.
Contribution margin for the retail segment in the six months ended June 30, 2011 was $21.1 million, or 10.4% of our consolidated contribution margin.
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
During the second quarter 2011, we finalized the acquisition of a majority interest in Lion Oil, representing a significant expansion of our refining segment. In consummating this transaction, additional borrowings were necessary. Certain existing creditors amended and increased borrowing facilities and new lenders provided additional financing, in each case primarily through collateralization of the assets of Lion Oil. Additionally, a subsidiary of our parent company extended a new long-term note to us.
These various financing arrangements were negotiated at market rates and we believe that the cash flows from the expanded operations will be sufficient to satisfy cash requirements related to these increased borrowings for at least the next 12 months.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2011 and 2010 (in millions):

	Six Months Ended June 30
	2011	2010
Cash Flow Data:
Cash flows (used in) provided by operating activities	$(146.0)	$50.1
Cash flows used in investing activities	(103.7)	(15.1)
Cash flows provided by (used in) financing activities	348.8	(30.5)

Net increase in cash and cash equivalents	$99.1	$4.5

Cash Flows from Operating Activities
Net cash used in operating activities was $146.0 million for the six months ended June 30, 2011, compared to cash provided of $50.1 million for the comparable period of 2010. The decrease in cash flows from operations in the first half of 2011 from the same period in 2010 was primarily due to increases in accounts receivable and inventory as a result of the Lion Acquisition in April 2011. These increases were partially offset by increases in accounts payable, also a result of the Lion Acquisition. Net income for the six months ended June 30, 2011 was $72.9 million, compared to $0.9 million in the same period of 2010.
Cash Flows from Investing Activities
Net cash used in investing activities was $103.7 million for the first half of 2011, compared to $15.1 million in the comparable period of 2010. This increase is primarily due to the consideration paid in connection with the Lion Acquisition in April 2011.
Cash used in investing activities includes our capital expenditures during the current period of approximately $25.6 million, of which $9.0 million was spent on projects in the refining segment, $16.2 million was spent in the retail segment and $0.4 million was spent at the holding company level. During the second quarter 2010, we spent $24.6 million, of which $19.4 million was spent on projects at our refinery, $5.1 million was spent in our retail segment and $0.1 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash provided by financing activities was $348.8 million in the six months ended June 30, 2011, compared to cash used of $30.5 million in the comparable period of 2010. The increase in net cash from financing activities in the first half of 2011 primarily consisted of new borrowings associated with the Lion Acquisition in April 2011 and the proceeds from the inventory financing arrangement under our Supply and Offtake agreement.
Cash Position and Indebtedness
As of June 30, 2011, our total cash and cash equivalents were $148.2 million and we had total indebtedness of approximately $459.1 million. Borrowing availability under our four separate revolving credit facilities was approximately $202.8 million and we had letters of credit issued of $318.5 million. We believe we were in compliance with our covenants in all debt facilities as of June 30, 2011.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the first half of 2011 were $25.6 million, of which approximately $9.0 million was spent in our refining segment, $16.2 million in our retail segment and $0.5 million at the holding company level. Our capital expenditure budget is approximately $73.0 million for 2011. The following table summarizes our actual capital expenditures for the second quarter 2011 and planned capital expenditures for the full year 2011 by operating segment and major category (in millions):

		Six Months
	Full Year	Ended June 30,
	2011 Forecast	2011 Actual
Refining:
Sustaining maintenance, including turnaround activities	$11.0	$3.1
Regulatory	4.1	2.2
Discretionary projects	15.3	3.7

Refining segment total	30.4	9.0

Marketing:
Discretionary projects	—	—

Marketing segment total	—	—

Retail:
Sustaining maintenance	5.9	1.9
Growth/profit improvements	11.8	4.0
Retrofit/rebrand/re-image	15.1	9.4
Raze and rebuild/new/land	9.3	0.9

Retail segment total	42.1	16.2

Other	0.5	0.4

Total capital spending	$73.0	$25.6

In the second quarter 2011, we decreased our total capital spending forecast for 2011 to $73.0 million, down from the prior forecast of $80.6 million. We are reducing our capital forecast to reflect a decline in spending within the retail segment this year, as new construction initially planned for 2011 has been extended into later years. For the full year 2011, we plan to spend approximately $42.1 million in the retail segment, $15.1 million of which is expected to consist of the re-imaging of at least 25 existing stores. We spent $9.4 million on these projects in the first half of 2011. In addition, we plan to spend $9.3 million to build 5 to 10 new prototype locations at existing and new leased sites and $11.8 million on other profit and growth improvements in existing stores in 2011. We expect to spend approximately $4.1 million on regulatory projects in the refining segment in 2011. We spent $2.2 million on regulatory projects in the first half of 2011. In addition, we plan to spend approximately $11.0 million on maintenance projects and approximately $15.3 million for other discretionary projects in 2011.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. As of June 30, 2011, Delek’s board of directors had not approved a 2011 capital budget for Lion Oil. As a result, our current 2011 capital spending forecast does not include capital allocations for Lion Oil. In the coming months, we anticipate that the board of directors will approve a revised capital spending plan for 2011 that includes allocations for Lion Oil. We currently anticipate that capital spending at Lion Oil will add approximately $25.0 million to our full year 2011 forecast, based on our assessment of the El Dorado refinery and related logistics assets.
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
Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. In accordance with ASC 815, Derivatives and Hedging (ASC 815), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements, unless, at inception, the company elects to designate the contracts as cash flow hedges under ASC 815. At June 30, 2011 and December 31, 2010, we had open futures contracts representing 1,045,000 barrels and 350,000 barrels, respectively, of refined petroleum products with an unrealized net loss of $1.7 million and $1.4 million, respectively. Of these open contracts, contracts representing 667,000 barrels with an unrealized net loss of $3.1 million ($2.0 million, net of taxes) were designated as cash flow hedges and were recorded in accumulated other comprehensive income at June 30, 2011. There were no contracts designated as cash flow hedges recorded as of December 31, 2010.
In accordance with ASC 815, the WTI and unleaded gasoline swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. For both the three and six months ended June 30, 2011, Delek recorded unrealized losses as a component of other comprehensive income of $3.1 million ($2.0 million, net of deferred taxes) related to the change in the fair value of these swaps. The fair value of these contracts will be recognized in income beginning in July 2011, at the time the positions are closed and the hedged transactions are recognized in income. As of June 30, 2011, Delek had total unrealized losses, net of deferred income taxes, in accumulated other comprehensive income of $2.0 million associated with its cash flow hedges.
We maintain at both our Tyler and El Dorado refineries and in third-party facilities, inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At June 30, 2011, we held approximately 1.1 million barrels of crude and product inventories associated with the Tyler refinery valued under the LIFO valuation method with an average cost of $62.04 per barrel. At June 30, 2011 and December 31, 2010, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $43.9 million and $36.6 million, respectively. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $10.00 per barrel lower, our LIFO reserve would have been reduced by $11.0 million. Inventory associated with the El Dorado refinery is valued under the FIFO valuation method.
Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $323.9 million as of June 30, 2011. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of June 30, 2011 would be to change interest expense by $3.2 million.
We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that any interest rate derivatives held would reduce our exposure to short-term interest rate movements. As of June 30, 2011, we had floating-to-fixed interest rate swap agreements in place, which were entered into in April 2011, for a notional amount of $60.0 million. As of December 31, 2010, we had no interest rate hedge agreements in place. The estimated fair value of our interest rate derivatives was $(1.2) million as of June 30, 2011. In accordance with ASC 815 we recorded non-cash expense representing the change in estimated fair value of the interest rate hedge agreements of $1.2 million for both the three and six month periods ending June 30, 2011.

While we have not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in future transactions.
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
PART II.

OTHER INFORMATION
Item 1A. RISK FACTORS
The following risk factor updates and should be considered in addition to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010:
Force majeure events and other events beyond our control have negatively impacted and could negatively impact our financial condition, results of operations and cash flows, including by disrupting our operations, injuring our employees, contractors or other personnel, damaging or destroying our material assets, imposing unanticipated costs of operation or reconstruction or by excusing non-performance by (or triggering termination rights held by) the counterparties to our material agreements or business arrangements.

Force majeure events such as adverse weather, floods, explosions, fires and other events beyond our control have negatively impacted our operations in the past. For example, in November 2008, an explosion and fire occurred at our refinery in Tyler, Texas and caused damage to the refinery and resulted in an immediate suspension of our refining operations there for a period of approximately six months, and in May of 2011 flooding along the Mississippi River caused a temporary disruption in our El Dorado refinery’s crude supply, which resulted in the El Dorado refinery operating at reduced rates for approximately 37 days. Similar force majeure events could occur in the future and could negatively impact our financial condition, results of operations or cash flows. Additionally, as a result of these types of force majeure events some of the counterparties under our material agreements or business arrangements may be excused from their obligation to perform under those agreements or arrangements. For example, under our Supply and Offtake Agreement with J Aron & Company, each party’s obligations under that agreement may be suspended during certain force majeure events, and if any such suspension were to continue for 90 days, then the party whose ability to perform under the agreement was not affected by the force majeure event would have the right to terminate the agreement. In the case of such a termination, we may be required to reimburse J Aron for commercially reasonable losses that it incurs in connection with related hedge or trading positions, and if J Aron is required, due to a force majeure affecting either party, to sell to a third party crude oil that it reasonably expected to have sold to us under the Supply and Offtake Agreement, then we may be obligated to reimburse J Aron for the amount by which the price it actually receives from the third party is less than the price it would have received by selling that crude oil to us under the Supply and Offtake Agreement. Any termination of the Supply and Offtake Agreement by J Aron prior to its scheduled termination date could have a negative impact on the supply of crude oil to, and the marketing and production of products produced at, our El Dorado refinery.
Item 5. OTHER INFORMATION
Dividend Declaration
On August 2, 2011, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on September 21, 2011 to shareholders of record on August 24, 2011.
Ginzburg Employment Agreement
On August 4, 2011, the Company entered into an employment agreement (the “Agreement”) with the Company’s Executive Vice President, Assaf Ginzburg. The Agreement expires on June 30, 2015 and supersedes the employment agreement between the Company and Mr. Ginzburg dated May 1, 2009. Under the terms of the Agreement, Mr. Ginzburg will receive a base salary of $280,000 effective July 1, 2011 and a cash bonus of $140,000 (the “Contract Bonus”) within 30 days of his execution of the Agreement. If annual cash bonuses are paid to the Company’s officers during the term of the Agreement (the “Term”) for service during the preceding calendar year, Mr. Ginzburg is guaranteed an annual cash bonus between 33% and 75% of his base salary at the end of the bonus year.
During the Term, Mr. Ginzburg will also be paid the reasonable costs of professional preparation of his personal income tax return(s), the reasonable cost of one personal trip to Israel during each calendar year for himself, his spouse and his minor children, the personal use of a company-owned automobile, an education allowance of $1,000 per month for each of his minor children and a residence allowance of $4,500 per month. Income taxes incurred by Mr. Ginzburg as a result of his residence and airfare perquisites will be grossed up at his marginal tax rate.
On September 10, 2011 (the “Grant Date”), Mr. Ginzburg will be granted 200,000 restricted stock units (“RSUs”) of which 26,671 will vest on March 10, 2012 and 13,333 will vest on the tenth day of the last month of each calendar quarter thereafter through June 10, 2015. Income taxes incurred by Mr. Ginzburg as a result of RSUs granted under the Agreement will be reimbursed to him, but not grossed up, at his marginal tax rate, provided that the aggregate value of such tax reimbursements provided to Mr. Ginzburg during the Term shall not exceed the value that would be reimbursed to Mr. Ginzburg if the fair market value of the Company’s common stock were $13.00 on each RSU vesting date.
Upon termination of his employment by the Company for any reason other than for cause, Mr. Ginzburg will be entitled to a severance payment equal to 50% of his base salary and the continuation of insurance, automobile, education and residence benefits for six months following termination. In addition, if the Company terminates Mr. Ginzburg’s employment during the Term for any reason other than for cause, Mr. Ginzburg will also be entitled the immediate vesting of all unvested equity awards to the extent that the awards would have vested if his employment would have continued for the lesser of six months or the expiration of the Term. If Mr. Ginzburg terminates his employment prior to June 30, 2012, the Company may “clawback” a pro rata portion of the Contract Bonus. In addition, if Mr. Ginzburg terminates his employment during the Term without providing at least six months advance written notice, the Company may also “clawback” an amount equivalent to the amount of base salary Mr. Ginzburg would have earned during the required, but not provided, notice period.

Item 6. EXHIBITS

Exhibit No.		Description
10.1		Subordinated Term Promissory Note dated April 28, 2011 in the principal amount of $40 million between Delek Petroleum, Ltd. and Delek US Holdings, Inc.
10.2		Second Amended and Restated Term Promissory Note dated April 28, 2011 in the principal amount of $44 million between Delek Petroleum, Ltd. and Delek US Holdings, Inc.
10.3	+	Master Supply and Offtake Agreement dated April 29, 2011 between J. Aron & Company and Lion Oil Company
10.4		First Amendment dated April 29, 2011 to asset-backed revolving credit agreement dated February 23, 2010 between Wells Fargo Capital Finance, LLC as administrative agent and Delek Refining, Ltd.
10.5	+
Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors, and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders.

10.6	+	Reimbursement and Guaranty Agreement dated April 29, 2011 between Lion Oil Trading & Transportation, Inc. as primary obligor and Goldman Sachs Lending Partners, LLC.
10.7	*	Employment Agreement dated as of May 26, 2011 by and between MAPCO Express, Inc. and Igal P. Zamir.
10.8		First Amended and Restated Management and Consulting Agreement dated as of May 1, 2011 by and between Delek US Holdings, Inc. and Delek Group, Ltd.
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and months ended June 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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
Mark Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 5, 2011

EXHIBIT INDEX

Exhibit No.		Description
10.1		Subordinated Term Promissory Note dated April 28, 2011 in the principal amount of $40 million between Delek Petroleum, Ltd. and Delek US Holdings, Inc.
10.2		Second Amended and Restated Term Promissory Note dated April 28, 2011 in the principal amount of $44 million between Delek Petroleum, Ltd. and Delek US Holdings, Inc.
10.3	+	Master Supply and Offtake Agreement dated April 29, 2011 between J. Aron & Company and Lion Oil Company
10.4		First Amendment dated April 29, 2011 to asset-backed revolving credit agreement dated February 23, 2010 between Wells Fargo Capital Finance, LLC as administrative agent and Delek Refining, Ltd.
10.5	+
Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors, and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders.

10.6	+	Reimbursement and Guaranty Agreement dated April 29, 2011 between Lion Oil Trading & Transportation, Inc. as primary obligor and Goldman Sachs Lending Partners, LLC.
10.7	*	Employment Agreement dated as of May 26, 2011 by and between MAPCO Express, Inc. and Igal P. Zamir.
10.8		First Amended and Restated Management and Consulting Agreement dated as of May 1, 2011 by and between Delek US Holdings, Inc. and Delek Group, Ltd.
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and months ended June 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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