Form 10-Q/A
period 2011-06-30
Delek US Holdings, Inc.
filed 2011-11-09
CIK 1351541

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

EXPLANATORY NOTE
This Amendment No. 1 to the quarterly report of Delek US Holdings, Inc. on Form 10-Q/A (“Form 10-Q/A”) amends our quarterly report on Form 10-Q for the quarterly period ended June 30, 2011, which was originally filed on August 5, 2011 (“Original Form 10-Q”). This amendment is being filed solely for the purpose of restating certain amounts in Item 1, Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, in connection with the filing of this Form 10-Q/A the Company’s chief executive officer and chief financial officer have provided new certifications, which are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. Our reassessment of the Evaluation of Disclosure Controls and Procedures as a result of this restatement is reflected in Item 4.
The Original Form 10-Q reflected the obligation under the Master Supply and Offtake Agreement (“Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”) as a non-current liability in the condensed consolidated balance sheet as of June 30, 2011. We have concluded that it was appropriate to reclassify that obligation as a current liability in this Form 10-Q/A. The condensed consolidated statement of cash flows for the six months ended June 30, 2011 has also been restated to reflect the reclassification of the activity related to borrowings after the initial date of the Supply and Offtake Agreement as an operating activity. The Cash Flows discussion, within the Liquidity and Capital Resources section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect this cash flow reclassification. The restatement had no effect on our condensed consolidated statements of operations or on basic and diluted earnings per share for the three or six months ended June 30, 2011. The change in accounting treatment is not attributable to any change in the Supply and Offtake Agreement, which expires in April 2014. These reclassifications are more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Except as expressly noted herein, this Form 10-Q/A continues to speak as of the date of the Form 10-Q and does not amend any other information set forth in the Original Form 10-Q and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Form 10-Q. Information not affected by this Form 10-Q/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Original Form 10-Q. Accordingly, this 10-Q/A should be read in conjunction with the Original Form 10-Q and the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to these filings.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION

Item 6. Exhibits	47

Signatures	48

Exhibit Index	49

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2011 (Restated)	2010
	(In millions, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$148.2	$49.1
Accounts receivable	390.0	104.7
Inventory	395.1	136.7
Other current assets	26.3	8.9

Total current assets	959.6	299.4

Property, plant and equipment:
Property, plant and equipment	1,184.9	886.7
Less: accumulated depreciation	(230.4)	(206.6)

Property, plant and equipment, net	954.5	680.1

Goodwill	71.9	71.9
Other intangibles, net	18.5	7.9
Minority investment	—	71.6
Other non-current assets	21.9	13.7

Total assets	$2,026.4	$1,144.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$419.6	$222.9
Current portion of long-term debt and capital lease obligations	24.6	14.1
Current note payable to related party	6.0	—
Obligation under Supply and Offtake Agreement	242.7	—
Accrued expenses and other current liabilities	175.3	55.5

Total current liabilities	868.2	292.5

Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	350.5	237.7
Note payable to related party	78.0	44.0
Environmental liabilities, net of current portion	10.4	2.8
Asset retirement obligations	7.7	7.3
Deferred tax liabilities	104.6	105.9
Other non-current liabilities	24.1	11.1

Total non-current liabilities	575.3	408.8

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 57,870,853 shares and 54,403,208 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	0.6	0.5
Additional paid-in capital	336.2	287.5
Accumulated other comprehensive income	(2.0)	—
Retained earnings	222.8	155.3
Non-controlling interest in subsidiaries	25.3	—

Total shareholders’ equity	582.9	443.3

Total liabilities and shareholders’ equity	$2,026.4	$1,144.6

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions, except share and per share data)
Net sales	$1,848.7	$997.7	$2,992.2	$1,890.6
Operating costs and expenses:
Cost of goods sold	1,632.9	895.1	2,647.1	1,715.8
Operating expenses	83.2	55.8	143.4	111.9
Insurance proceeds — business interruption	—	(12.8)	—	(12.8)
Property damage proceeds, net	—	(4.2)	—	(4.0)
General and administrative expenses	24.8	14.8	43.1	30.1
Depreciation and amortization	18.4	16.0	33.3	30.5
Loss on sale of assets	1.4	0.6	2.0	0.1

Total operating costs and expenses	1,760.7	965.3	2,868.9	1,871.6

Operating income	88.0	32.4	123.3	19.0

Interest expense	15.0	8.8	22.3	17.5
Gain on investment in Lion Oil	(9.2)	—	(9.2)	—

Total non-operating expenses	5.8	8.8	13.1	17.5

Income before income taxes	82.2	23.6	110.2	1.5
Income tax expense	26.2	8.6	37.3	0.6

Net income	56.0	15.0	72.9	0.9
Net income attributed to non-controlling interest	1.1	—	1.1	—

Net income attributable to Delek	$54.9	$15.0	$71.8	$0.9

Basic earnings per share	$0.97	$0.28	$1.30	$0.02

Diluted earnings per share	$0.96	$0.28	$1.29	$0.02

Weighted average common shares outstanding:
Basic	56,788,169	54,350,910	55,364,685	54,136,963

Diluted	57,263,271	54,370,369	55,634,896	54,162,790

Dividends declared per common share outstanding	$0.0375	$0.0375	$0.075	$0.075

See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011 (Restated)	2010
	(In millions, except per
	share data)
Cash flows from operating activities:
Net income	$72.9	$0.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.3	30.5
Amortization of deferred financing costs	3.2	3.5
Accretion of asset retirement obligations	0.3	0.3
Deferred income taxes	20.6	(1.1)
Gain on investment in Lion Oil	(9.2)	—
Loss on sale of assets	2.0	0.1
Gain on involuntary conversion of assets	—	(4.0)
Stock-based compensation expense	1.0	1.9
Income tax benefit of stock-based compensation	(2.2)	(2.2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(265.3)	(32.5)
Inventories and other current assets	(50.2)	25.5
Accounts payable and other current liabilities	50.9	28.3
Obligation under Supply and Offtake Agreement, net	41.0	—
Non-current assets and liabilities, net	(3.3)	(1.1)

Net cash (used in) provided by operating activities	(105.0)	50.1

Cash flows from investing activities:
Business combination — Lion Acquisition	(80.9)	—
Purchases of property, plant and equipment	(25.6)	(24.6)
Expenditures to rebuild refinery	—	(0.2)
Proceeds from sales of convenience store assets	2.8	5.5
Property damage insurance proceeds	—	4.2

Net cash used in investing activities	(103.7)	(15.1)

Cash flows from financing activities:
Proceeds from long-term revolvers	331.4	372.7
Payments on long-term revolvers	(351.1)	(368.5)
Proceeds from term debt	140.5	—
Payments on term debt and capital lease obligations	(7.5)	(21.3)
Proceeds from inventory financing agreement	201.7	—
Proceeds from exercise of stock options	1.3	—
Taxes paid in connection with settlement of share purchase rights	—	(2.5)
Income tax benefit of stock-based compensation	2.2	2.2
Dividends paid	(4.3)	(4.2)
Deferred financing costs paid	(6.4)	(8.9)

Net cash provided by (used in) financing activities	307.8	(30.5)

Net increase in cash and cash equivalents	99.1	4.5
Cash and cash equivalents at the beginning of the period	49.1	68.4

Cash and cash equivalents at the end of the period	$148.2	$72.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of a nominal amount in both the 2011 and 2010 periods	$15.6	$11.6

Income taxes	$0.7	$1.6

Non-cash financing activities:
Stock issued in connection with the Lion Acquisition	$44.3	$—

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
In 2007, Delek acquired approximately 34.6% of the issued and outstanding shares of common stock of Lion Oil, a privately held Arkansas corporation. In April 2011, Delek acquired an additional 53.7% of the issued and outstanding shares of common stock, par value $0.10 per share (the “Lion Shares”), of Lion Oil from Ergon, Inc. (“Ergon”), the former majority shareholder, bringing Delek’s interest in Lion Oil to 88.3%. Delek reports Lion Oil as part of its consolidated group. See Note 4 for discussion of this transaction.
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
2. Restatement
On November 8, 2011, we, with the concurrence of the our Audit Committee of the Board of Directors, concluded that our previously issued unaudited condensed consolidated balance sheet as of June 30, 2011 and unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2011 required restatement, due to an error in our interpretation of complex accounting guidance related to inventory financing arrangements in general and our Supply and Offtake Agreement in particular. The obligation under the Supply and Offtake Agreement was originally classified as a non-current liability and has been reclassified to current liabilities in the accompanying restated condensed consolidated balance sheets. Further, the activity related to borrowings after the initial date of the Supply and Offtake Agreement has been reclassified to operating activities in the restated condensed consolidated statements of cash flows. The restatement had no effect on our condensed consolidated statements of operations or on basic and diluted earnings per share for the three or six months ended June 30, 2011. This restatement is not attributable to any change in the Supply and Offtake Agreement, which expires in April 2014 and is more fully discussed in Note 6. The impact of these reclassifications is presented in the following table:

	As Originally	Impact of
	Reported	Restatement	As Restated
Condensed Consolidated Balance Sheet:
June 30, 2011:
Obligation under Supply and Offtake Agreement — Current	$—	$242.7	$242.7
Total current liabilities	625.5	242.7	868.2
Obligation under Supply and Offtake Agreement – Non-current	242.7	(242.7)	—
Total non-current liabilities	$818.0	$(242.7)	$575.3

	As Originally	Impact of
	Reported	Restatement	As Restated
Condensed Consolidated Cash Flows:
For the Six Months Ended June 30, 2011:
Obligation Under Supply and Offtake Agreement, net - Operating	$—	$41.0	$41.0
Net cash (used in) provided by operating activities	(146.0)	41.0	(105.0)
Proceeds from inventory financing agreement — Financing	242.7	(41.0)	201.7
Net cash provided by financing activities	$348.8	$(41.0)	$307.8
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

4. Lion Oil Acquisition
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

Certain liabilities recorded in the Lion Acquisition relate to accruals for possible loss contingencies associated with two pending lawsuits, which are discussed more fully in Note 15.
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
5. Inventory
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
6. Crude Oil Supply and Inventory Purchase Agreement
Delek entered into the Supply and Offtake Agreement with J Aron at the closing of the Lion Acquisition. Pursuant to the Supply and Offtake Agreement, J Aron purchased a majority of the crude oil and refined products in Lion Oil’s inventory at market prices. Throughout the term of the Supply and Offtake Agreement, which expires on April 29, 2014, Lion Oil and J Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J Aron will supply up to 100,000 bpd of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J Aron will also purchase all refined product from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable of $17.8 million as of June 30, 2011 related to this settlement. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J Aron to third parties of the products produced at the El Dorado refinery. In instances where Lion Oil is the seller to such third parties, J Aron will first transfer the applicable products to Lion Oil.
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
Upon any termination of the Supply and Offtake Agreement, Delek will be required to repurchase the consigned crude oil and refined products from J Aron at then market prices. At June 30, 2011, Delek had 2.2 million barrels of inventory consigned to J Aron and we have recorded a liability associated with this consigned inventory of $239.4 million.
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
9. Shareholders’ Equity
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

10. Stock Based Compensation
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
11. Earnings Per Share
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

13. Fair Value Measurements
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
15. Commitments and Contingencies
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
Lion Oil is a party to two lawsuits involving claims brought by two crude oil vendors. These lawsuits were filed prior to the Lion Acquisition and allege that Lion Oil breached certain of its obligations under buy/sell agreements to exchange crude oil. The aggregate potential loss in these lawsuits ranges from zero to $22.0 million, plus interest and legal fees. An amount was accrued related to these lawsuits as part of the Lion Acquisition, as discussed in Note 4.
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
16. Related Party Transactions
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
17. Subsequent Events
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

Summary Financial and Other Information
The following table provides summary financial data for Delek.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statement of Operations Data	2011	2010	2011	2010
	(In millions, except share and per share data)
Net sales:
Refining	$1,166.5	$459.5	$1,747.0	$865.4
Marketing	195.8	129.3	354.9	249.8
Retail	496.9	415.9	911.1	791.4
Other	(10.5)	(7.0)	(20.8)	(16.0)

Total	1,848.7	997.7	2,992.2	1,890.6

Operating costs and expenses:
Cost of goods sold	1,632.9	895.1	2,647.1	1,715.8
Operating expenses	83.2	55.8	143.4	111.9
Insurance proceeds — business interruption	—	(12.8)	—	(12.8)
Property damage proceeds, net	—	(4.2)	—	(4.0)
General and administrative expenses	24.8	14.8	43.1	30.1
Depreciation and amortization	18.4	16.0	33.3	30.5
Loss on sale of assets	1.4	0.6	2.0	0.1

Total operating costs and expenses	1,760.7	965.3	2,868.9	1,871.6

Operating income	88.0	32.4	123.3	19.0

Interest expense	15.0	8.8	22.3	17.5
Gain on investment in Lion Oil	(9.2)	—	(9.2)	—

Total non-operating expenses	5.8	8.8	13.1	17.5

Income before taxes	82.2	23.6	110.2	1.5
Income tax expense	26.2	8.6	37.3	0.6

Net income	56.0	15.0	72.9	0.9
Net income attributed to non-controlling interest	1.1	—	1.1	—

Net income attributable to Delek	$54.9	$15.0	$71.8	$0.9

Basic earnings per share:	$0.97	$0.28	$1.30	$0.02

Diluted earnings per share:	$0.96	$0.28	$1.29	$0.02

Weighted average common shares outstanding:
Basic	56,788,169	54,350,910	55,364,685	54,136,963

Diluted	57,263,271	54,370,369	55,634,896	54,162,790

	Six Months Ended
	June 30,
	2011	2010
	(restated)
Cash Flow Data:
Cash flows (used in) provided by operating activities	$(105.0)	$50.1
Cash flows used in investing activities	(103.7)	(15.1)
Cash flows provided by (used in) financing activities	307.8	(30.5)

Net increase in cash and cash equivalents	$99.1	$4.5

	Three Months Ended June 30, 2011
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$1,161.4	$496.9	$190.4	$—	$1,848.7
Intercompany marketing fees and sales	5.1	—	5.4	(10.5)	—
Operating costs and expenses:
Cost of goods sold	1,006.4	447.7	189.2	(10.4)	1,632.9
Operating expenses	49.7	34.6	1.5	(2.6)	83.2

Segment contribution margin	$110.4	$14.6	$5.1	$2.5	132.6

General and administrative expenses					24.8
Depreciation and amortization					18.4
Loss on sale of assets					1.4

Operating income					$88.0

Total assets	$1,480.7	$406.1	$88.5	$51.1	$2,026.4

Capital spending (excluding business combinations)	$5.5	$8.0	$—	$0.1	$13.6

	Three Months Ended June 30, 2010
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$457.7	$415.9	$123.8	$0.3	$997.7
Intercompany marketing fees and sales	1.8	—	5.5	(7.3)	—
Operating costs and expenses:
Cost of goods sold	414.2	363.3	122.3	(4.7)	895.1
Operating expenses	23.6	34.5	0.3	(2.6)	55.8
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage expenses	(4.2)	—	—	—	(4.2)

Segment contribution margin	$38.7	$18.1	$6.7	$0.3	63.8

General and administrative expenses					14.8
Depreciation and amortization					16.0
Loss on sale of assets					0.6

Operating income					$32.4

Total assets	$601.7	$421.8	$75.2	$131.6	$1,230.3

Capital spending (excluding business combinations)	$11.8	$3.2	$—	$—	$15.0

	Six Months Ended June 30, 2011
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$1,736.6	$911.1	$344.5	$—	$2,992.2
Intercompany marketing fees and sales	10.4	—	10.4	(20.8)	—
Operating costs and expenses:
Cost of goods sold	1,503.3	823.1	339.0	(18.3)	2,647.1
Operating expenses	79.0	66.9	2.5	(5.0)	143.4

Segment contribution margin	$164.7	$21.1	$13.4	$2.5	201.7

General and administrative expenses					43.1
Depreciation and amortization					33.3
Loss on sale of assets					2.0

Operating income					$123.3

Capital spending (excluding business combinations)	$9.0	$16.2	$—	$0.4	$25.6

	Six Months Ended June 30, 2010
				Corporate,
				Other and
(In millions)	Refining	Retail	Marketing	Eliminations	Consolidated
Net sales (excluding intercompany marketing fees and sales)	$859.3	$791.4	$239.4	$0.5	$1,890.6
Intercompany marketing fees and sales	6.1	—	10.4	(16.5)	—
Operating costs and expenses:
Cost of goods sold	792.7	698.5	236.2	(11.6)	1,715.8
Operating expenses	48.3	67.4	1.1	(4.9)	111.9
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage expenses	(4.0)	—	—	—	(4.0)

Segment contribution margin	$41.2	$25.5	$12.5	$0.5	79.7

General and administrative expenses					30.1
Depreciation and amortization					30.5
Loss on sale of assets					0.1

Operating income					$19.0

Capital spending (excluding business combinations)	$19.4	$5.1	$—	$0.1	$24.6

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

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2011 and 2010 (in millions):

	Six Months Ended June 30
	2011	2010
	(restated)
Cash Flow Data:
Cash flows (used in) provided by operating activities	$(105.0)	$50.1
Cash flows used in investing activities	(103.7)	(15.1)
Cash flows provided by (used in) financing activities	307.8	(30.5)

Net increase in cash and cash equivalents	$99.1	$4.5

Cash Flows from Operating Activities
Net cash used in operating activities was $105.0 million for the six months ended June 30, 2011, compared to cash provided of $50.1 million for the comparable period of 2010. The decrease in cash flows from operations in the first half of 2011 from the same period in 2010 was primarily due to increases in accounts receivable and inventory as a result of the Lion Acquisition in April 2011. These increases were partially offset by the activity related to borrowings after the initial date of our Supply and Offtake Agreement and increases in accounts payable, also a result of the Lion Acquisition. Net income for the six months ended June 30, 2011 was $72.9 million, compared to $0.9 million in the same period of 2010.
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
Cash Flows from Financing Activities
Net cash provided by financing activities was $307.8 million in the six months ended June 30, 2011, compared to cash used of $30.5 million in the comparable period of 2010. The increase in net cash from financing activities in the first half of 2011 primarily consisted of new borrowings associated with the Lion Acquisition in April 2011 and the initial proceeds from the inventory financing arrangement under our Supply and Offtake Agreement.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
As a result of the restatement described in Note 2 accompanying the unaudited condensed consolidated financial statements, our management has carried out a re-evaluation, with the participation of our principal executive and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the last day of the period covered by this report. Based on this re-evaluation, our principal executive and principal financial officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of the last day of the period covered by this Form 10-Q/A.
The principal factor that contributed to this material weakness was a change in our interpretation of very complex accounting guidance related to inventory financing arrangements. This error resulted in the reclassification of certain amounts related to our Supply and Offtake Agreement entered into during the second quarter of 2011 within the condensed consolidated balance sheet as of June 30, 2011 and condensed consolidated statement of cash flows for the six months ended June 30, 2011, as more fully described in Note 2 to the Condensed Consolidated Financial Statements. In management's opinion, the remedial actions described below relating to the material weakness in our internal controls over financial reporting will also address the ineffectiveness of our disclosure controls and procedures.
(b) Remediation Efforts to Address Material Weakness
To remediate the material weakness described above, we have adopted an internal control policy designed to assess whether internally and externally available knowledge, experience and expertise is sufficient to properly interpret complex accounting guidance for complicated, non-routine transactions that the Company may enter into. When this assessment determines the need for additional external consultation, management will seek the additional external advice from professionals with the expertise required to assure that the proper interpretation of accounting guidance is applied to the transaction and that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is properly recorded, processed, summarized and reported.
We believe that the adoption and implementation of the policy described above appropriately remediates the material weakness described above and that, as of the date of the filing of this Form 10-Q/A, our disclosure controls and procedures were effectively remediated and operating effectively.
(c) Changes in Internal Control over Financial Reporting
Except as otherwise discussed above, there has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and months ended June 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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
Dated: November 9, 2011

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
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and months ended June 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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