Form 10-Q
period 2011-09-30
Delek US Holdings, Inc.
filed 2011-11-09
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At October 28, 2011, there were 58,016,342 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION

Item 5. Other Information	40

Item 6. Exhibits	41

Signatures	42

Exhibit Index	43

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2011	December 31, 2010
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$218.7	$49.1
Accounts receivable	305.4	104.7
Inventory	365.9	136.7
Other current assets	37.2	8.9
Total current assets	927.2	299.4
Property, plant and equipment:
Property, plant and equipment	1,224.0	886.7
Less: accumulated depreciation	(246.2)	(206.6)
Property, plant and equipment, net	977.8	680.1
Goodwill	71.9	71.9
Other intangibles, net	16.7	7.9
Minority investment	—	71.6
Other non-current assets	20.6	13.7
Total assets	$2,014.2	$1,144.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$393.9	$222.9
Current portion of long-term debt and capital lease obligations	27.1	14.1
Current note payable to related party	6.0	—
Obligation under Supply and Offtake Agreement	190.4	—
Accrued expenses and other current liabilities	121.7	55.5
Total current liabilities	739.1	292.5
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	313.0	237.7
Note payable to related party	78.0	44.0
Environmental liabilities, net of current portion	10.2	2.8
Asset retirement obligations	7.8	7.3
Deferred tax liabilities	149.9	105.9
Other non-current liabilities	33.5	11.1
Total non-current liabilities	592.4	408.8
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 58,011,960 shares and 54,403,208 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	0.6	0.5
Additional paid-in capital	338.4	287.5
Accumulated other comprehensive income	0.1	—
Retained earnings	313.1	155.3
Non-controlling interest in subsidiaries	30.5	—
Total shareholders’ equity	682.7	443.3
Total liabilities and shareholders’ equity	$2,014.2	$1,144.6
See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions, except share and per share data)
Net sales	$2,205.0	$875.5	$5,197.2	$2,766.1
Operating costs and expenses:
Cost of goods sold	1,911.5	793.7	4,558.6	2,509.5
Operating expenses	94.8	58.2	238.2	170.1
Insurance proceeds — business interruption	—	—	—	(12.8)
Property damage proceeds, net	—	—	—	(4.0)
General and administrative expenses	18.8	14.9	61.9	45.0
Depreciation and amortization	20.0	14.4	53.3	44.9
Loss on sale of assets	0.6	0.2	2.6	0.3
Total operating costs and expenses	2,045.7	881.4	4,914.6	2,753.0
Operating income (loss)	159.3	(5.9)	282.6	13.1
Interest expense	16.4	8.1	38.7	25.6
Gain on investment in Lion Oil	(3.7)	—	(12.9)	—
Total non-operating expenses	12.7	8.1	25.8	25.6
Income before income taxes	146.6	(14.0)	256.8	(12.5)
Income tax expense (benefit)	50.1	(4.1)	87.4	(3.5)
Net income (loss)	96.5	(9.9)	169.4	(9.0)
Net income attributed to non-controlling interest	4.0	—	5.1	—
Net income (loss) attributable to Delek	$92.5	$(9.9)	$164.3	$(9.0)
Basic earnings (loss) per share	$1.60	$(0.18)	$2.93	$(0.17)
Diluted earnings (loss) per share	$1.58	$(0.18)	$2.91	$(0.17)
Weighted average common shares outstanding:
Basic	57,973,790	54,385,007	56,122,544	54,220,553
Diluted	58,579,804	54,385,007	56,474,636	54,220,553
Dividends declared per common share outstanding	$0.0375	$0.0375	$0.1125	$0.1125
See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:	(In millions, except per share data)
Net income (loss)	$169.4	$(9.0)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.3	44.9
Amortization of deferred financing costs	4.4	4.9
Accretion of asset retirement obligations	0.4	0.3
Deferred income taxes	42.9	(2.9)
Gain on investment in Lion Oil	(12.9)	—
Loss on sale of assets	2.6	0.3
Gain on involuntary conversion of assets	—	(4.0)
Stock-based compensation expense	1.7	2.6
Income tax benefit of stock-based compensation	(2.4)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(180.7)	(18.5)
Inventories and other current assets	(30.8)	24.5
Accounts payable and other current liabilities	(30.3)	0.4
Obligation under Supply and Offtake Agreement, net	(11.3)	—
Non-current assets and liabilities, net	18.2	(3.5)
Net cash provided by operating activities	24.5	40.0
Cash flows from investing activities:
Business combination — Lion Acquisition	(80.2)	—
Purchases of property, plant and equipment	(50.1)	(40.3)
Expenditures to rebuild refinery	—	(0.2)
Proceeds from sales of convenience store assets	3.4	4.2
Property damage insurance proceeds	—	6.2
Net cash used in investing activities	(126.9)	(30.1)
Cash flows from financing activities:
Proceeds from long-term revolvers	477.8	503.6
Payments on long-term revolvers	(527.1)	(498.8)
Proceeds from term debt	140.7	—
Payments on term debt and capital lease obligations	(13.1)	(47.7)
Proceeds from inventory financing agreement	201.7	—
Proceeds from exercise of stock options	2.6	—
Taxes paid in connection with settlement of share purchase rights	—	(2.5)
Income tax benefit of stock-based compensation	2.4	—
Dividends paid	(6.5)	(6.3)
Deferred financing costs paid	(6.5)	(9.1)
Net cash provided by (used in) financing activities	272.0	(60.8)
Net increase (decrease) in cash and cash equivalents	169.6	(50.9)
Cash and cash equivalents at the beginning of the period	49.1	68.4
Cash and cash equivalents at the end of the period	$218.7	$17.5
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of a nominal amount in both the 2011 and 2010 periods	$31.2	$18.6
Income taxes	$38.7	$1.6
Non-cash financing activities:
Stock issued in connection with the Lion Acquisition	$44.3	$—
See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. (“Delek”, “we”, “our” or “us”) is the sole shareholder of MAPCO Express, Inc. (“Express”), MAPCO Fleet, Inc. (“Fleet”), Delek Refining, Inc. (“Refining”), Delek Finance, Inc. (“Finance”), Delek Marketing & Supply, Inc. (“Marketing”) and Lion Oil Company (“Lion Oil”) (collectively, the “Subsidiaries”).
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
Delek is listed on the New York Stock Exchange under the symbol DK. As of September 30, 2011, approximately 68.5% of our outstanding shares were beneficially owned by Delek Group Ltd. (“Delek Group”) located in Natanya, Israel.
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
2. Explosion and Fire at the Tyler, Texas Refinery
On November 20, 2008, an explosion and fire occurred at our 60,000 barrels per day (“bpd”) refinery in Tyler, Texas. Two of our employees died as a result of the event and other individuals have claimed injuries. The event caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. The Tyler refinery was subject to a gradual, monitored restart in May 2009, culminating in a full resumption of operations on May 18, 2009. We settled all outstanding property damage and business interruption insurance claims in the second quarter 2010.
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
Upon acquiring a majority equity ownership position in Lion Oil, Delek assumed operational management of the El Dorado refinery and its related assets. Delek now reports Lion Oil as part of its consolidated group. Transaction costs associated with the Lion Acquisition were $0.5 million and $5.2 million, respectively, during the three and nine months ended September 30, 2011 and were recognized in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of December 31, 2010, Delek carried its investment in Lion Oil at $71.6 million, using the cost method of accounting. During the three and nine months ended September 30, 2011, we recognized gains of $3.7 million and $12.9 million, respectively, as a result of remeasuring the 34.6% cost basis interest in Lion Oil at its fair value as of the Lion Acquisition date in accordance with ASC 805, Business Combinations. This remeasurement was derived from the consideration transferred in the Lion Acquisition. This gain was recognized in the condensed consolidated statements of operations. The acquisition-date fair value of the previous cost basis interest was $84.5 million and is included in the measurement of the consideration transferred.
The components of the consideration transferred were as follows:

Cash paid to Ergon		$80.2
Delek restricted common stock issued to Ergon	3,292,844
Average price per share of Delek stock on April 29, 2011	$13.45
Total value of common stock consideration		44.3
Contingent consideration		6.7
Fair value of Delek investment prior to the Lion Acquisition		$84.5
		$215.7
The allocation of the purchase price was based upon a preliminary valuation. Our estimates and assumptions are subject to change during the purchase price allocation period. The primary areas of the purchase price allocation that are not yet finalized relate to property, plant and equipment values, the valuation of intangible assets acquired, certain legal matters, and income taxes. During the third quarter of 2011, we adjusted certain of the acquisition-date fair values previously disclosed, based primarily on additional information regarding contingent consideration and the finalization of working capital amounts, obtained subsequent to the acquisition. The fair value of the contingent consideration is based on certain payments due to Ergon related to future sales of the asphalt produced at the El Dorado refinery. The liability for these payments is recorded in accrued expenses and other current liabilities and other non-current liabilities in the condensed consolidated balance sheets.
The preliminary allocation of the aggregate purchase price of Lion Oil as of September 30, 2011 is summarized as follows (in millions):

Inventory	$222.6
Accounts receivable and other current assets	20.7
Property, plant and equipment	304.4
Intangible assets	11.3
Other non-current assets	19.1
Accounts payable and other current liabilities	(264.2)
Long-term note to Ergon	(50.0)
Asset retirement obligations and environmental liabilities	(9.9)
Other liabilities	(12.9)
241.1
Fair value of non-controlling interest in Lion Oil	(25.4)
Net fair value of equity acquired	$215.7
Certain liabilities recorded in the Lion Acquisition relate to accruals for possible loss contingencies associated with two lawsuits pending at the time of the acquisition. We reached an agreement to settle one of these in the third quarter of 2011; the other is discussed more fully in Note 14.
Delek began consolidating Lion Oil’s results of operations on April 29, 2011. Lion Oil contributed $900.7 million and $1,413.1 million to net sales, respectively, for the three months ended September 30, 2011 and for the period from April 29, 2011 through September 30, 2011. Lion Oil contributed net income of $30.6 million and $38.4 million, respectively, (net of income attributed to non-controlling interest of $4.0 million and $5.1 million, respectively) for the three months ended September 30, 2011 and the for period from April 29, 2011 through September 30, 2011. Below are the unaudited pro forma consolidated results of operations of Delek for the three and nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010, as if the Lion Acquisition had occurred on January 1, 2010 (amounts in millions, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$2,205.0	$1,468.8	$6,278.7	$4,626.9
Net income	96.5	(16.3)	184.1	2.7
Net income (loss) attributed to non-controlling interest	4.0	(0.7)	6.9	1.8
Net income attributable to Delek	$92.5	$(15.6)	$177.2	$0.9
Basic earnings per share	$1.60	$(0.27)	$3.16	$0.02
Diluted earnings per share	$1.58	$(0.27)	$3.14	$0.02
Product purchased from Lion Oil by the retail segment prior to the Lion Acquisition totaled $4.3 million during the nine months ended September 30, 2011 and $2.6 million and $8.4 million during the three and nine months ended September 30, 2010, respectively. Also prior to the Lion Acquisition, the refining segment sold $3.6 million and $1.5 million, respectively, of intermediate products to the El Dorado refinery during the nine months ended September 30, 2011 and 2010. These product purchases and sales were made at market values. All product purchases and sales subsequent to the Lion Acquisition have been eliminated in consolidation.
In October 2011, we acquired the remaining non-controlling interest in Lion Oil, bringing our ownership interest to 100%. See Note 16 for additional information.
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
Carrying value of inventories consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Refinery raw materials and supplies	$111.1	$29.5
Refinery work in process	69.7	31.5
Refinery finished goods	131.0	18.9
Retail fuel	17.9	20.2
Retail merchandise	26.2	28.3
Marketing refined products	10.0	8.3
Total inventories	$365.9	$136.7
At September 30, 2011 and December 31, 2010, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $34.5 million and $36.6 million, respectively.

Permanent Liquidations
During the three and nine months ended September 30, 2011, respectively, we incurred a permanent reduction in a LIFO layer resulting in a liquidation (loss) gain in our refinery inventory in the amount of $(1.5) million and $0.2 million. This liquidation was recognized as a component of cost of goods sold in the three and nine months ended September 30, 2011.
During the three and nine months ended September 30, 2010, respectively, we incurred a permanent reduction in a LIFO layer resulting in a liquidation gain in our refinery finished goods inventory in the amount of $1.1 million and $0.3 million. This liquidation was recognized as a component of cost of goods sold in the three and nine months ended September 30, 2010.
5. Crude Oil Supply and Inventory Purchase Agreement
Delek entered into a Master Supply and Offtake Agreement (“Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”) at the closing of the Lion Acquisition. Pursuant to the Supply and Offtake Agreement, J. Aron purchased a majority of the crude oil and refined products in Lion Oil’s inventory at market prices. Throughout the term of the Supply and Offtake Agreement, which expires on April 29, 2014, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 bpd of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined product from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable of $10.3 million as of September 30, 2011 related to this settlement. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. While title of the inventories will reside with J. Aron, this arrangement will be accounted for as a financing. Delek incurred fees of $2.1 million and $3.5 million, respectively, during the three and nine months ended September 30, 2011, which are included as a component of interest expense in the statement of operations.
Upon the expiration of the Supply and Offtake Agreement on April 29, 2014 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then market prices. At September 30, 2011, Delek had 2.0 million barrels of inventory consigned to J. Aron and we have recorded a liability associated with this consigned inventory of $190.1 million.
Each month, J. Aron sets target inventory levels for each product subject to pre-agreed minimum and maximum inventory levels for each product group. At September 30, 2011, we recorded a current liability of $0.3 million for forward commitments related to the month end actual consignment inventory levels differing from the month end consignment inventory target levels and the associated pricing with these inventory level differences.
6. Long-Term Obligations and Short-Term Note Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	September 30, 2011	December 31, 2010
MAPCO Revolver	$74.5	$122.1
Fifth Third Revolver	27.2	29.0
Promissory notes	224.7	144.0
Term loan facility	97.0	—
Capital lease obligations	0.7	0.7
	424.1	295.8
Less: Current portion of long-term debt, notes payable and capital lease obligations	33.1	14.1
	$391.0	$281.7
MAPCO Revolver
On December 23, 2010, we executed a $200.0 million revolving credit facility (“MAPCO Revolver”) that includes (i) a

$200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO, Fifth Third Bank as Administrative Agent and the lenders party thereto (“Senior Secured Credit Facility”). As of September 30, 2011, we had $74.5 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $28.0 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At September 30, 2011, the weighted average borrowing rate was approximately 4.4%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2011, this fee was 0.75% per year. Amounts available under the MAPCO Revolver as of September 30, 2011 were approximately $97.5 million.
Wells ABL
Delek has an asset-based loan (“ABL”) revolving credit facility (“Wells ABL”) that includes an accordion feature which permits an increase in facility size of up to $600.0 million subject to additional lender commitments. In connection with the closing of the Lion Acquisition, Delek executed an amendment to the Wells ABL (the “Wells ABL Amendment”) on April 29, 2011. Under the terms of the Wells ABL Amendment, among other things, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million, (ii) the swing line loan sub-limit was increased from $30.0 million to $40.0 million, (iii) the letter of credit sub-limit was increased from $300.0 million to $375.0 million, (iv) the maturity date of the facility was extended from February 23, 2014 to April 29, 2015, and (v) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Refining and Lion Oil. As of September 30, 2011, we had letters of credit issued under the facility totaling approximately $177.9 million and nominal amounts in outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the Wells ABL. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. Additionally, the Wells ABL requires us to pay a credit utilization dependent quarterly fee on the average unused revolving commitment. As of September 30, 2011, this fee was 0.75% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $20.0 million availability reserve requirement, as of September 30, 2011 was $136.3 million.
Fifth Third Revolver
We have a revolving credit facility with Fifth Third Bank (“Fifth Third Revolver”) that carries a credit limit of $75.0 million, including a $35.0 million sub-limit for letters of credit. As of September 30, 2011, we had $27.2 million outstanding borrowings under the facility, as well as letters of credit issued of $11.0 million. Borrowings under the Fifth Third Revolver are secured by substantially all of the assets of Marketing. The Fifth Third Revolver matures on December 19, 2012. The Fifth Third Revolver bears interest based on predetermined pricing grids that allow us to choose between Base Rate Loans or LIBOR Rate Loans. At September 30, 2011, the weighted average borrowing rate was approximately 4.2%. Additionally, the Fifth Third Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. Amounts available under the Fifth Third Revolver as of September 30, 2011 were approximately $36.8 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank (“Reliant Bank Revolver”) that provides for unsecured loans of up to $7.5 million. As of September 30, 2011, we had no amounts outstanding under this facility. The Reliant Bank Revolver was amended on March 28, 2011 to (i) extend the maturity date by three months to June 28, 2011 and (ii) increase the interest rate for borrowings under the facility to a fixed rate of 5.75%. On June 28, 2011, we further amended the Reliant Bank Revolver to (i) extend the maturity date by one year to June 28, 2012, (ii) decrease the bank borrowing commitments under the facility from $12.0 million to $7.5 million, and (iii) modify the financial covenant definitions to align with those contained in the Term Loan Facility discussed below. Additionally, the Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of September 30, 2011, we had $7.5 million available under the Reliant Bank Revolver.
Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million with Bank Leumi USA (“Leumi Note”). In connection with the closing of the Lion Acquisition, the Leumi Note was amended on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the note. As of September 30, 2011, we had $46.0 million in outstanding borrowings under the Leumi Note. The Leumi Note replaced and terminated promissory notes with Bank Leumi USA in the original principal amounts of $30.0 million and $20.0 million and is secured by all of our shares in Lion Oil. The Leumi Note requires quarterly amortization payments of $2.0 million beginning on April 1, 2011 and matures on October 1, 2013. The Leumi Note bears interest at the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.0%. As of September 30, 2011, the weighted average borrowing rate was 5.0%.
On October 5, 2010, Delek entered into two promissory notes with Israel Discount Bank of New York (“IDB”) in the principal amounts of $30.0 million and $20.0 million (collectively the “IDB Notes”). In connection with the closing of the Lion Acquisition, the IDB Notes were amended and restated on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the notes. As of September 30, 2011, we had $44.0 million in total outstanding borrowings under the IDB Notes. The IDB Notes replaced and terminated promissory notes with IDB in the original principal amounts of $30.0 million and $15.0 million and are secured by all of our shares in Lion Oil. The IDB Notes require quarterly amortization payments totaling $2.0 million, beginning at the end of the first quarter of 2011. The maturity date of both IDB Notes is December 31, 2013. Both IDB Notes bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. As of September 30, 2011, the weighted average borrowing rate was 5.0% under both IDB Notes.
On September 28, 2010, Delek executed an amended and restated note in favor of Delek Petroleum Ltd, an Israeli corporation and an affiliate of the company ("Delek Petroleum") (“Petroleum Note”) in the principal amount of $44.0 million, replacing a note with Delek Petroleum in the original principal amount of $65.0 million. As of September 30, 2011, $44.0 million was outstanding under the Petroleum Note. The Petroleum Note contains the following provisions: (i) the payment of the principal and interest may be accelerated upon the occurrence and continuance of customary events of default under the note, (ii) Delek is responsible for the payment of any withholding taxes due on interest payments, (iii) the note is unsecured and contains no covenants, and (iv) the note may be repaid at the borrower’s election in whole or in part at any time without penalty or premium. The Petroleum Note was amended on April 28, 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. The Petroleum Note bears interest, payable on a quarterly basis, at 8.25% (excluding any applicable withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments.
On April 25, 2011, Delek entered into a joint venture with Gatlin Partners, LLC (“Developer”), to form GDK Bear Paw, LLC (“Bear Paw”). Delek and Developer each own 50% of Bear Paw. On May 12, 2011, Bear Paw entered into a Note with Standard Insurance Company (the “Note”) for $1.9 million in order to build a MAPCO Mart convenience store. Bear Paw has entered into a lease with Express whereby Express will lease the property for a minimum of 20 years. The Note bears interest at 6.4% and is secured by the land, building and equipment of the completed MAPCO Mart. Under the terms of the Note, beginning on the first day of the tenth month following the initial fund advancement, Bear Paw shall make payments of principal on the Note over a ten year term at a 25 year amortization schedule. If the Note is not paid in full after the ten year period, Bear Paw may continue to make monthly payments under the Note, however the interest rate will reset pursuant to the terms of the Note. There is also an interest rate reset after the first twenty year period. The final maturity date of the Note is June 1, 2036. As of September 30, 2011, Bear Paw has drawn approximately $0.7 million under the Note.
On April 28, 2011, Delek executed a Subordinated Note with Delek Petroleum in the principal amount of $40.0 million (“Subordinated Note”). As of September 30, 2011, $40.0 million was outstanding under the Subordinated Note. The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility discussed below. Interest on the unpaid balance of the Subordinated Note will be computed at a rate per annum equal to 7.25% (net of withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments. The payment of the principal and interest on the Subordinated Note may be accelerated upon the occurrence and continuance of customary events of default. The Subordinated Note requires Delek to make quarterly interest payments commencing June 30, 2011 and annual principal amortization payments of $6.0 million commencing June 30, 2012, with payment of the latter subject to meeting certain payment conditions set forth in the subordination agreement in effect between Delek Petroleum and the Term Loan Facility creditors.
On April 29, 2011, Delek entered into a $50.0 million promissory note with Ergon, Inc. (“Ergon Note”) in connection with the closing of the Lion Acquisition. As of September 30, 2011, $50.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
Term Loan Facility
On April 29, 2011, Delek entered into a $100.0 million term loan credit facility (“Term Loan Facility”) with Israeli Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. As of September 30, 2011, $97.0 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Delek to make four quarterly amortization payments of $1.5 million each commencing June 30, 2011, followed by sixteen quarterly principal amortization payments of $4.0 million each. The Term Loan Facility matures on April 29, 2016, and is secured by all assets of Lion Oil (excluding inventory and accounts receivable) as well as all of our shares in Lion Oil. Interest on the unpaid balance of the Term Loan Facility will be computed at a rate per annum equal to the LIBOR Rate or the Reference Rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of September 30, 2011, the weighted average borrowing rate was 5.5%.
Interest-Rate Derivative Instruments
In 2011, Delek entered into interest rate swap agreements for a total notional amount of $160.0 million. These agreements are intended to economically hedge floating rate debt related to our current borrowings. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging (ASC 815), the fair value of the derivatives is recorded in other non-current liabilities in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in 2015. The estimated mark-to-market liability associated with our interest rate derivatives as of September 30, 2011 was $4.2 million.
In accordance with ASC 815, we recorded non-cash expense representing the change in estimated fair value of the interest rate swap agreements of $3.0 million and $4.2 million for the three and nine months ended September 30, 2011.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in future transactions.
7. Income Taxes
At September 30, 2011, Delek had unrecognized tax benefits of $0.7 million which, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount was recognized related to unrecognized tax benefits during both the three and nine months ended September 30, 2011 and a nominal amount and $0.1 million, respectively, during the three and nine months ended September 30, 2010.
8. Shareholders’ Equity
Dividends Paid
On August 2, 2011, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on September 21, 2011, to shareholders of record on August 24, 2011.
On May 3, 2011, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on June 21, 2011, to shareholders of record on May 24, 2011.
On February 8, 2011, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on March 22, 2011, to shareholders of record on March 1, 2011.
Comprehensive Income
For the three and nine months ended September 30, 2011, comprehensive income includes net income and changes in the fair value of derivative instruments designated as cash flow hedges. Comprehensive income for the three and nine months ended September 30, 2010 was equivalent to net income (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to Delek	$92.5	$(9.9)	$164.3	$(9.0)
Other comprehensive income:
Net unrealized gain on derivative instruments, net of tax expense of $1.2 and $0.1 million for the three and nine months ended September 30, 2011, respectively	2.1	—	0.1	—
Comprehensive income (loss)	$94.6	$(9.9)	$164.4	$(9.0)

9. Stock Based Compensation
Compensation Expense Related to Equity-based Awards
Compensation expense for the equity-based awards amounted to $0.7 million ($0.5 million, net of taxes) and $1.7 million ($1.1 million, net of taxes) for the three and nine months ended September 30, 2011, respectively, and $0.7 million ($0.5 million, net of taxes) and $2.6 million ($1.7 million, net of taxes) for the three and nine months ended September 30, 2010, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of September 30, 2011, there was $9.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.
During the nine months ended September 30, 2011 and 2010, respectively, we issued 315,908 and 695,534 shares of common stock as a result of exercised stock options, stock appreciation rights, share purchase rights and vested restricted stock units. These amounts are net of 11,024 and 680,584 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vestings.
10. Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	57,973,790	54,385,007	56,122,544	54,220,553
Dilutive effect of equity instruments	606,014	—	352,092	—
Weighted average common shares outstanding, assuming dilution	58,579,804	54,385,007	56,474,636	54,220,553
Outstanding equity awards totaling 1,448,873 and 2,615,535 common share equivalents were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2011, respectively. Outstanding equity awards totaling 3,743,935 and 3,800,185 common share equivalents were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2010, respectively. These share equivalents did not have a dilutive effect under the treasury stock method.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of September 30, 2011, we had 384 stores in total, consisting of 208 located in Tennessee, 87 in Alabama, 65 in Georgia, 11 in Arkansas and 8 in Virginia. The remaining 5 stores are located in Kentucky and Mississippi. The retail fuel and convenience stores operate under

Delek’s MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 69 dealer locations as of September 30, 2011. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our marketing segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $3.7 million and $9.1 million during the three and nine months ended September 30, 2011, respectively, and $2.6 million and $8.1 million during the three and nine months ended September 30, 2010, respectively. Additionally, the refining segment pays crude transportation and storage fees to the marketing segment for the utilization of certain crude pipeline assets. These fees were $2.6 million and $7.6 million during the three and nine months ended September 30, 2011, respectively, and $2.2 million and $7.1 million during the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2011, the refining segment sold finished product to the retail and marketing segments in the amount of $21.7 million and $37.5 million. During the three and nine months ended September 30, 2010, the refining segment sold $0.5 million and $11.7 million, respectively, in finished product to the marketing segment. All inter-segment transactions have been eliminated in consolidation.
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended September 30, 2011
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,516.4	$499.4	$188.7	$0.5	$2,205.0
Intercompany fees and sales	18.0	—	6.3	(24.3)	—
Operating costs and expenses:
Cost of goods sold	1,296.6	449.2	187.2	(21.5)	1,911.5
Operating expenses	61.7	34.6	1.0	(2.5)	94.8
Segment contribution margin	$176.1	$15.6	$6.8	$0.2	198.7
General and administrative expenses					18.8
Depreciation and amortization					20.0
Loss on sale of assets					0.6
Operating income					$159.3
Total assets	$1,476.7	$405.1	$72.9	$59.5	$2,014.2
Capital spending (excluding business combinations)	$12.1	$10.1	$0.1	$2.2	$24.5

	Three Months Ended September 30, 2010
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$357.2	$402.7	$115.1	$0.5	$875.5
Intercompany fees and sales	(2.1)	—	4.8	(2.7)	—
Operating costs and expenses:
Cost of goods sold	330.7	349.9	113.3	(0.2)	793.7
Operating expenses	25.5	34.1	0.9	(2.3)	58.2
Segment contribution margin	$(1.1)	$18.7	$5.7	$0.3	23.6
General and administrative expenses					14.9
Depreciation and amortization					14.4
Loss on sale of assets					0.2
Operating loss					$(5.9)
Total assets	$519.5	$416.3	$75.3	$148.2	$1,159.3
Capital spending (excluding business combinations)	$12.8	$2.9	$—	$—	$15.7

	Nine Months Ended September 30, 2011
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$3,253.0	$1,410.5	$533.2	$0.5	$5,197.2
Intercompany fees and sales	28.4	—	16.7	(45.1)	—
Operating costs and expenses:
Cost of goods sold	2,799.9	1,272.3	526.2	(39.8)	4,558.6
Operating expenses	140.7	101.5	3.5	(7.5)	238.2
Segment contribution margin	$340.8	$36.7	$20.2	$2.7	400.4
General and administrative expenses					61.9
Depreciation and amortization					53.3
Loss on sale of assets					2.6
Operating income					$282.6
Capital spending (excluding business combinations)	$21.1	$26.3	$0.1	$2.6	$50.1

	Nine Months Ended September 30, 2010
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,216.9	$1,194.1	$354.5	$0.6	$2,766.1
Intercompany fees and sales	3.6	—	15.2	(18.8)	—
Operating costs and expenses:
Cost of goods sold	1,123.4	1,048.4	349.5	(11.8)	2,509.5
Operating expenses	73.8	101.5	2.0	(7.2)	170.1
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage expenses	(4.0)	—	—	—	(4.0)
Segment contribution margin	$40.1	$44.2	$18.2	$0.8	103.3
General and administrative expenses					45.0
Depreciation and amortization					44.9
Loss on sale of assets					0.3
Operating income					$13.1
Capital spending (excluding business combinations)	$32.2	$8.0	$—	$0.1	$40.3
Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three and nine months ended September 30, 2011 are as follows (in millions):

	Refining	Marketing	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$786.2	$35.6	$395.7	$6.5	$1,224.0
Less: Accumulated depreciation	(104.3)	(8.8)	(132.7)	(0.4)	(246.2)
Property, plant and equipment, net	$681.9	$26.8	$263.0	$6.1	$977.8
Depreciation expense for the three months ended September 30, 2011	$11.8	$0.4	$6.0	$—	$18.2
Depreciation expense for the nine months ended September 30, 2011	$30.5	$1.2	$19.1	$—	$50.8
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
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2011, was (in millions):

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$3.0	$—	$3.0
Liabilities
Interest rate derivatives	—	(4.2)	—	(4.2)
Commodity derivatives	—	(2.7)	—	(2.7)
Total liabilities	—	(6.9)	—	(6.9)
Net liabilities	$—	$(3.9)	$—	$(3.9)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of September 30, 2011 and December 31, 2010, $1.4 million and $0.7 million, respectively, of net derivative positions are included in other current liabilities on the accompanying consolidated balance sheets. As of September 30, 2011, $2.5 million of cash collateral is held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty.
13. Derivative Instruments
From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and

•	To limit the exposure to floating-rate fluctuations on our borrowings.
We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the three and nine months ended September 30, 2011 and 2010.
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
In accordance with ASC 815, the WTI and unleaded gasoline swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. For the three and nine months ended September 30, 2011, Delek recorded unrealized gains as a component of other comprehensive income of $3.3 million ($2.1 million, net of deferred taxes) and $0.2 million ($0.1 million, net of deferred taxes), respectively, related to the change in the fair value of these swaps. The fair value of these contracts is recognized in income at the time the positions are closed and the hedged transactions are recognized in income. For both the three and nine months ended September 30, 2011, we recognized losses of $5.4 million related to positions closed during the period. As of September 30, 2011, Delek had total unrealized gains, net of deferred income taxes, in accumulated other comprehensive income of $0.1 million associated with its cash flow hedges.

Also, in the second quarter 2011, we entered into a series of OTC swaps based on the future price of West Texas Intermediate Crude (WTI) as quoted on the NYMEX which fixed the purchase price of WTI for a predetermined number of barrels in July 2011. We recognized gains of $0.1 million and $2.3 million on these swaps during the three and nine months ended September 30, 2011, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no gains or losses recognized related to these swap contracts during the three and nine months ended September 30, 2010. There were no unrealized gains or losses held on the condensed consolidated balance sheets as of September 30, 2011 or December 31, 2010.
Forward Fuel Contracts
From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized (losses) gains of $(0.1) million and $0.4 million on forward fuel contracts during the three and nine months ended September 30, 2011, respectively, and $0.1 million and $(0.1) million during the three and nine months ended September 30, 2010, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were unrealized losses related to these forward fuel contracts of $0.1 million held on the condensed consolidated balance sheet as of September 30, 2011. There were no unrealized gains or losses held on the condensed consolidated balance sheet as of December 31, 2010.
Futures Contracts
From time to time, Delek enters into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 180 days. Delek recognized (losses) gains of $(1.0) million and $(5.3) million on futures contracts during the three and nine months ended September 30, 2011, respectively, and $0.8 million and $5.5 million during the three and nine months ended September 30, 2010, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were unrealized gains (losses) of $0.2 million and $(1.4) million held on the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively.
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
Lion Oil is party to a lawsuit involving a claim brought by a crude oil vendor. This lawsuit was filed prior to the Lion Acquisition and alleges that Lion Oil breached certain of its obligations under buy/sell agreements to exchange crude oil. The aggregate potential loss in this lawsuit ranges from zero to approximately $14.0 million, plus interest and legal fees. An amount was accrued related to this lawsuit as part of the Lion Acquisition, as discussed in Note 3.
Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

Self-insurance
Delek is self-insured for employee medical claims up to $0.2 million per employee per year.
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
The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of our ordinary operations, our various businesses generate waste, some of which falls within the statutory definition of a hazardous substance and some of which may have been disposed of at sites that may require future cleanup under Superfund. At this time, our El Dorado refinery has been named as a minor Potentially Responsible Party at one site for which we believe future costs will not be material.
We have recorded a liability of approximately $13.3 million as of September 30, 2011 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for on-going investigation and remediation efforts for known contamination of soil and groundwater which were already being performed by the former owner of the Tyler refinery and the former operators of the El Dorado refinery, as well as estimated costs for additional issues which have been identified subsequent to the purchase. We expect approximately $1.5 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.2 million in other current assets and $1.3 million in other non-current assets and in our condensed consolidated balance sheet as of September 30, 2011. Approximately $3.1 million of the liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Both of our refineries have negotiated consent decrees with the United States Environmental Protection Agency (“EPA”) and the United States Department of Justice regarding certain Clean Air Act requirements. The State of Arkansas is also a party to the El Dorado refinery consent decree. The El Dorado refinery consent decree was effective on June 12, 2003 and the Tyler refinery consent decree became effective on September 23, 2009. Neither consent decree alleges any violations by Delek subsequent to our purchase of the refineries and the prior owners/operators were responsible for payment of the assessed penalties. All capital projects required by the consent decrees have been completed, however, the consent decrees require certain on-going operational changes. Although the consent decrees will remain in force for several years, we believe any costs resulting from these changes and compliance with the consent decrees will not have a material adverse effect upon our business, financial condition or operations.
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
In 2008, the El Dorado refinery signed a Consent Administrative Order (“CAO”) with the State of Arkansas with regard to wastewater discharges. In conjunction with three other area dischargers, including the city of El Dorado Water Utilities, the El Dorado refinery applied for and was granted a NPDES permit for a combined discharge to the Ouachita River. The permit was contested by several environmental groups and other parties but ultimately upheld by the State of Arkansas Supreme Court in late 2010. The El Dorado refinery is party to an agreement with the other three dischargers to design, construct and jointly operate a 23 mile wastewater pipeline to convey the treated, commingled waste water to the Ouachita River. The U.S. Army Corps of Engineers has issued the required wetlands permits for construction of the pipeline and outfall structure although environmental groups have threatened to file suit in an attempt to block the permits. Acquisition of the rights-of-way is underway to be followed by detail design and construction. We expect the pipeline to be completed in late 2012. The U.S. EPA was not a party to the CAO and may issue the El Dorado refinery an Administrative Complaint with regard to wastewater discharge violations that are addressed by the new NPDES permit and pipeline. Any penalty potentially assessed is not expected to be material.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and will require the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter 2010 to reduce gasoline benzene levels. A similar project was completed at the El Dorado refinery in June 2011. However, it will be necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery and there can be no assurance that such credits will be available or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits.
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
Beginning with the 2010 calendar year, EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Effective January 2, 2011, the EPA began regulating GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration and Federal Operating Permit (Title V) programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies.
EPA has announced its intent to further regulate of refinery air emissions, including GHG emissions, through New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants to be proposed in late 2011.
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
In June 2007, OSHA announced that, under a National Emphasis Program (“NEP I”) addressing workplace hazards at petroleum refineries, it would conduct inspections of process safety management programs at approximately 80 refineries nationwide. OSHA conducted an NEP I inspection at our Tyler, Texas refinery between February and August of 2008 and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the NEP I citations. In April 2009, OSHA conducted a NEP I inspection at the El Dorado refinery and assessed a penalty of less than $0.1 million, paid by the previous operator.
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
Letters of Credit
As of September 30, 2011, Delek had in place letters of credit totaling approximately $218.8 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment, gasoline and diesel purchases for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these letters of credit at September 30, 2011.
15. Related Party Transactions
At September 30, 2011, Delek Group beneficially owned approximately 68.5% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Itshak Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
On September 28, 2010, Delek executed the Petroleum Note in the principal amount of $44.0 million, replacing a note with Delek Petroleum in the original principal amount of $65.0 million. Delek Petroleum is a wholly owned subsidiary of Delek Group. As of September 30, 2011, $44.0 million was outstanding under the Petroleum Note. The Petroleum Note was amended in April 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. We are responsible for the payment of any withholding taxes due on interest payments under the Petroleum Note and the payment of principal and interest may be accelerated upon the occurrence and continuance of customary events of default.
On April 28, 2011, Delek executed a Subordinated Note with Delek Petroleum in the principal amount of $40.0 million. As of September 30, 2011, $40.0 million was outstanding under the Subordinated Note. The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility. We are responsible for the payment of any withholding taxes due on interest payments under the Subordinated Note and the payment of principal and interest may be accelerated upon the occurrence and continuance of customary events of default.

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
16. Subsequent Events
Dividend Declaration
On November 1, 2011, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share as well as a special dividend of $0.18 per share, both payable on December 20, 2011 to shareholders of record on November 22, 2011.
Acquisition of Remaining Interests in Lion Oil
On October 7, 2011, we acquired the remaining 11.7% minority equity interests in Lion Oil held by a consortium of private investors for approximately $13.0 million, funded through existing cash on hand. Upon closing of the transaction, we increased our total equity ownership in Lion Oil from 88.3% to 100%.

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
Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates independent refineries in Tyler, Texas and El Dorado, Arkansas with a combined design crude distillation capacity of 140,000 barrels per day (“bpd”), along with product distribution terminals and associated logistics assets. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and owns and/or operates crude oil pipelines and associated tank farms in east Texas. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 380 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.
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

As of the date of this Form 10-Q, we have not yet had sufficient historical operating data to identify a reasonable refined product margin benchmark that would accurately portray the historical refined product margins at the El Dorado, Arkansas refinery. We anticipate that the quantities and varieties of crude oil processed and products manufactured at the El Dorado refinery may vary, when compared to those crudes processed and products produced under the prior owner. As a result, past results may not be reflective of future performance.
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
Recent Developments

Crude Supply Update. During the third quarter 2011, we secured approximately 10,000 bpd of West Texas Sour ("WTS") at our El Dorado refinery which, in combination with the approximately 15,000 bpd of local Arkansas crudes we collect through our crude gathering system, represented our total West Texas Intermediate ("WTI")-linked crude slate at El Dorado.  A favorable margin environment is an incentive for us to optimize production at our refineries.  However, running at higher rates requires that we secure additional volumes of crude oil for processing.  While we were able to secure additional volumes of WTI during the third quarter 2011 beyond what we typically nominate, the delivered cost of these barrels was significantly higher, as crude suppliers were able to charge more for highly sought after WTI barrels.  This higher cost of crude at the Tyler refinery is reflected in our lower realized margin at Tyler during the third quarter 2011.  Overall, approximately half of the barrels we run in our 140,000 bpd refining system lay in at a price that is in parity with WTI.
Acquisition of Remaining Interests in Lion Oil. In October 2011, we acquired the remaining equity interests in Lion Oil. By assuming sole ownership of Lion Oil, we have increased flexibility with which to pursue a wider range of strategic initiatives capable of unlocking value for our shareholders, specifically as it relates to the growth and development of our marketing and logistics business.
Capital Projects Update. Our integration of Lion's operations is proceeding as planned.  We have identified a series of potential capital projects at the El Dorado and Tyler refineries that require modest capital investment, can be completed in a year or less and have the potential to generate significant incremental contribution margin over a relatively short period of time.
At the El Dorado refinery, our Light Straight Run/Sat Gas Expansion project will enable us to increase our liquid recovery by 1.0%-1.5% (as a percentage of crude charge). By recovering propane and butane that would otherwise be burned in the fuel system at El Dorado, we anticipate that El Dorado will be able to generate additional contribution margin. The estimated cost of this capital project is $16.0 million and consists primarily of upgrading certain equipment and installing a sulfur treatment system.  Some capital cost will be allocated to our 2011 forecast, though the bulk of spending will occur in 2012.
A second project we are currently evaluating is the Vacuum Towers Bottoms ("VTB") project, which primarily consists of installing a new feed tank at the Tyler refinery.  By transporting asphalt from our El Dorado refinery for processing in our 6,500 bpd coker at the Tyler refinery just 200 miles away, we are able to transform a lower value heavy product into a higher value light product at Tyler.  This is an especially attractive option during the winter season, a time of year when asphalt prices typically experience a seasonal low, when compared to summer and fall months.  We are currently running approximately 1,000 barrels per day of El Dorado asphalt through the coker at Tyler; the VTB project would allow us to increase the amount of asphalt processed at Tyler's coker from the current 1,000 bpd to approximately 2,000 bpd.  The estimated capital investment is $5.0 million, most of which will fall into our 2012 capital forecast. We anticipate incremental contribution margin by converting asphalt to light product.

Executive Overview
Consolidated operating income (loss) for the third quarter 2011 was $159.3 million, compared to $(5.9) million in the same period last year. The increase in operating income was primarily attributable to a combination of elevated Gulf Coast refining margins, access to discounted crude oil, including WTI and WTI-linked crude oils, and strong regional demand for light products in markets served by our Tyler refinery. The benchmark 5-3-2 Gulf Coast crack spread increased from $7.45 per barrel in the third quarter 2010 to $30.80 per barrel in the third quarter 2011.
The third quarter 2011 results benefited from a strong performance in our refining segment, led by the Tyler refinery, which more than offset a decline in the contribution margin from the retail segment, when compared to the third quarter 2010.
Refining segment contribution margin increased to $176.1 million in the third quarter 2011, versus $(1.1) million in the third quarter 2010. The Tyler refinery produced approximately 95.7% light products in the third quarter 2011 and 95.9% in the third quarter 2010. The Tyler refinery operating margin, excluding intercompany fees paid to the marketing segment, was $24.14 per barrel sold in the third quarter 2011, compared to $6.30 per barrel sold in the third quarter 2010. This margin represented 78.4% and 84.6% of the average Gulf Coast crack spread in the third quarter 2011 and 2010, respectively.
In the third quarter 2011, the El Dorado refinery operated at an average utilization rate of 99.7% and El Dorado’s product slate was comprised of 74.4% light products, 21.2% asphalt and 4.4% other residual products. The El Dorado refinery margin was $14.33 per barrel sold during the third quarter 2011.
Retail segment contribution margin declined to $15.6 million in the third quarter 2011, versus $18.7 million in the third quarter 2010. Retail fuel margin was $0.188 per gallon in the third quarter 2011, versus $0.196 in the prior-year period. Merchandise margin declined to 29.0% in the third quarter 2011, versus 30.1% in the prior-year period, due in part to lower margins in the cigarette category and ongoing promotional activities. Same-store retail fuel gallons sold increased 3.2% in the third quarter 2011. Same-store merchandise sales increased 2.4% in the third quarter 2011. At the conclusion of the third quarter 2011, the retail segment operated 384 locations, versus 420 locations in the prior-year period.
Marketing segment contribution margin increased to $6.8 million in the third quarter 2011, versus $5.7 million in the third quarter 2010. Total sales volumes increased 14.3% to 16,139 bpd in the third quarter 2011, versus the prior-year period. Total sales volumes increased on a year-over-year basis for the seventh consecutive quarter during the third quarter 2011, as regional demand trends for distillate products remained strong in the period.
Market Trends
Our results of operations are significantly affected by the cost of commodities. Sudden change in petroleum prices is our primary source of market risk. Historically, our profitability has been affected by the volatility of commodity prices, including crude oil and refined products.
We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in volatility in the price of crude oil which outpaced product prices in the third quarters of 2011 and 2010. The average price of WTI in the first nine months of 2011 and 2010 was $95.45 and $77.60 per barrel, respectively. The U.S. Gulf Coast crack spread ranged from a high of $36.64 per barrel to a low of $10.40 per barrel during the first nine months of 2011 and averaged $23.87 per barrel during the first nine months of 2011 compared to an average of $7.87 in the same period of 2010.
We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $2.31 per gallon to a high of $3.40 per gallon in the first nine months of 2011 and averaged $2.80 per gallon during the first nine months of 2011, which compares to an average of $2.04 per gallon in the comparable period of 2010. If this volatility continues and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise sales and margins. Finally, the higher cost of fuel has resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we typically see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.
The differential between the price of WTI crude oil and competing benchmark crudes such as Brent crude, continued to widen during the first nine months of 2011, when compared to recent historical levels. The price of WTI held an average discount of almost $23 per barrel when compared to Brent crude during the third quarter 2011, versus a discount of $1 per barrel in the comparable period of 2010. Access to cost advantaged WTI or WTI-linked crude is a significant cost advantage for our Tyler refinery and, to a lesser extent our El Dorado refinery, given the steep discounts evident in current WTI-Brent pricing.
As part of our overall business strategy, management determines the cost to store crude, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude or other intermediate feedstocks based on various factors, including the crude pricing market in the Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude vendors, and any other factors which may impact the costs of crude. During the first nine months of 2011, crude inventory that had increased at the end of 2010 due to unplanned maintenance at the Tyler refinery was reduced to normal operational levels.
Summary Financial and Other Information
The following table provides summary financial data for Delek.

	Three Months Ended		Nine Months Ended
Statement of Operations Data	September 30,		September 30,
	2011	2010	2011	2010
	(In millions, except share and per share data)
Net sales:
Refining	$1,534.4	$355.1	$3,281.4	$1,220.5
Marketing	195.0	119.9	549.9	369.7
Retail	499.4	402.7	1,410.5	1,194.1
Other	(23.8)	(2.2)	(44.6)	(18.2)
Total	2,205.0	875.5	5,197.2	2,766.1
Operating costs and expenses:
Cost of goods sold	1,911.5	793.7	4,558.6	2,509.5
Operating expenses	94.8	58.2	238.2	170.1
Insurance proceeds — business interruption	—	—	—	(12.8)
Property damage proceeds, net	—	—	—	(4.0)
General and administrative expenses	18.8	14.9	61.9	45.0
Depreciation and amortization	20.0	14.4	53.3	44.9
Loss on sale of assets	0.6	0.2	2.6	0.3
Total operating costs and expenses	2,045.7	881.4	4,914.6	2,753.0
Operating income (loss)	159.3	(5.9)	282.6	13.1
Interest expense	16.4	8.1	38.7	25.6
Gain on investment in Lion Oil	(3.7)	—	(12.9)	—
Total non-operating expenses	12.7	8.1	25.8	25.6
Income before taxes	146.6	(14.0)	256.8	(12.5)
Income tax expense (benefit)	50.1	(4.1)	87.4	(3.5)
Net income (loss)	96.5	(9.9)	169.4	(9.0)
Net income attributed to non-controlling interest	4.0	—	5.1	—
Net income (loss) attributable to Delek	$92.5	$(9.9)	$164.3	$(9.0)
Basic earnings (loss) per share:	$1.60	$(0.18)	$2.93	$(0.17)
Diluted earnings (loss) per share:	$1.58	$(0.18)	$2.91	$(0.17)
Weighted average common shares outstanding:
Basic	57,973,790	54,385,007	56,122,544	54,220,553
Diluted	58,579,804	54,385,007	56,474,636	54,220,553

	Nine Months Ended September 30,
	2011	2010
Cash Flow Data:
Cash flows provided by operating activities	$24.5	$40.0
Cash flows used in investing activities	(126.9)	(30.1)
Cash flows provided by (used in) financing activities	272.0	(60.8)
Net increase (decrease) in cash and cash equivalents	$169.6	$(50.9)

	Three Months Ended September 30, 2011
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,516.4	$499.4	$188.7	$0.5	$2,205.0
Intercompany fees and sales	18.0	—	6.3	(24.3)	—
Operating costs and expenses:
Cost of goods sold	1,296.6	449.2	187.2	(21.5)	1,911.5
Operating expenses	61.7	34.6	1.0	(2.5)	94.8
Segment contribution margin	$176.1	$15.6	$6.8	$0.2	198.7
General and administrative expenses					18.8
Depreciation and amortization					20.0
Loss on sale of assets					0.6
Operating income					$159.3
Total assets	$1,476.7	$405.1	$72.9	$59.5	$2,014.2
Capital spending (excluding business combinations)	$12.1	$10.1	$0.1	$2.2	$24.5

	Three Months Ended September 30, 2010
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$357.2	$402.7	$115.1	$0.5	$875.5
Intercompany fees and sales	(2.1)	—	4.8	(2.7)	—
Operating costs and expenses:
Cost of goods sold	330.7	349.9	113.3	(0.2)	793.7
Operating expenses	25.5	34.1	0.9	(2.3)	58.2
Segment contribution margin	$(1.1)	$18.7	$5.7	$0.3	23.6
General and administrative expenses					14.9
Depreciation and amortization					14.4
Loss on sale of assets					0.2
Operating loss					$(5.9)
Total assets	$519.5	$416.3	$75.3	$148.2	$1,159.3
Capital spending (excluding business combinations)	$12.8	$2.9	$—	$—	$15.7

	Nine Months Ended September 30, 2011
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$3,253.0	$1,410.5	$533.2	$0.5	$5,197.2
Intercompany fees and sales	28.4	—	16.7	(45.1)	—
Operating costs and expenses:
Cost of goods sold	2,799.9	1,272.3	526.2	(39.8)	4,558.6
Operating expenses	140.7	101.5	3.5	(7.5)	238.2
Segment contribution margin	$340.8	$36.7	$20.2	$2.7	400.4
General and administrative expenses					61.9
Depreciation and amortization					53.3
Loss on sale of assets					2.6
Operating income					$282.6
Capital spending (excluding business combinations)	$21.1	$26.3	$0.1	$2.6	$50.1

	Nine Months Ended September 30, 2010
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,216.9	$1,194.1	$354.5	$0.6	$2,766.1
Intercompany fees and sales	3.6	—	15.2	(18.8)	—
Operating costs and expenses:
Cost of goods sold	1,123.4	1,048.4	349.5	(11.8)	2,509.5
Operating expenses	73.8	101.5	2.0	(7.2)	170.1
Insurance proceeds — business interruption	(12.8)	—	—	—	(12.8)
Property damage expenses	(4.0)	—	—	—	(4.0)
Segment contribution margin	$40.1	$44.2	$18.2	$0.8	103.3
General and administrative expenses					45.0
Depreciation and amortization					44.9
Loss on sale of assets					0.3
Operating income					$13.1
Capital spending (excluding business combinations)	$32.2	$8.0	$—	$0.1	$40.3
Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2011 versus the Three Months Ended September 30, 2010
For the third quarters of 2011 and 2010, we generated net sales of $2,205.0 million and $875.5 million, respectively, an increase of $1,329.5 million, or 151.9%. The increase in net sales is primarily due to the acquisition of the El Dorado refinery in April 2011, which contributed $859.7 million to consolidated net sales in the third quarter 2011. Further contributing to the increase is increased fuel sales prices across all of our segments, as well as increased sales volumes at the Tyler refinery and the marketing segment.
Cost of goods sold was $1,911.5 million for the third quarter 2011 compared to $793.7 million for the third quarter 2010, an increase of $1,117.8 million or 140.8%. The increase in cost of goods sold resulted from the acquisition of the El Dorado refinery, which contributed $780.3 million to the increase during the third quarter 2011. Additionally, increased crude costs at the refining segment and increased fuel costs at the retail and marketing segments factored into the increase in cost of sales during the period. Sales volumes also increased at both the Tyler refinery and marketing segment.
Operating expenses were $94.8 million for the third quarter 2011 compared to $58.2 million for the third quarter 2010, an increase of $36.6 million, or 62.9%. The acquisition of the El Dorado refinery added $32.3 million in operating expenses during the third quarter 2011. The remainder of the increase in operating expenses can be attributed to increases in environmental, maintenance and chemical expense at the Tyler refinery, and credit expenses in the retail segment. These increases were partially offset by the decrease in the number of stores operated by the retail segment during the third quarter 2011 as compared to the third quarter 2010.
General and administrative expenses were $18.8 million for the third quarter 2011 compared to $14.9 million for the third quarter 2010, an increase of $3.9 million, or 26.2%. The increase is primarily attributable to the acquisition of Lion Oil in April 2011, due partially to the operation and management of the El Dorado refinery, as well as transaction costs associated with the completion of the Lion Acquisition. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $20.0 million for the third quarter 2011 compared to $14.4 million for the third quarter 2010, an increase of $5.6 million, or 38.9%. This increase was primarily due to the addition of depreciation associated with the assets of the El Dorado refinery acquired in April 2011.
Loss on sale of assets for the third quarter 2011 was $0.6 million and related to the sale of four company-operated retail and convenience stores by the retail segment. Loss on sale of assets was $0.2 million in the third quarter 2010 and related to the sale of one company-operated retail and convenience store by the retail segment.
Interest expense was $16.4 million for the third quarter 2011 compared to $8.1 million for the third quarter 2010, an increase of $8.3 million, or 102.5%. The increase is attributable primarily to $3.0 million of mark-to-market expense related to interest rate swaps and general increases due to the financings associated with the acquisition of Lion Oil.
During the third quarter 2011, in connection with the acquisition of a controlling interest in Lion Oil, we recognized a gain of $3.7 million as a result of updated purchase price considerations, which impacted the remeasuring of our prior cost basis interest in Lion Oil at its fair value as of the Lion Acquisition date. There were no changes to the value of our investment in Lion Oil during the third quarter 2010.
Income tax expense was $50.1 million for the third quarter 2011, compared to a benefit of $4.1 million for the third quarter 2010, an increase of $54.2 million. Our effective tax rate was 34.2% for the third quarter 2011, compared to 29.3% for the third quarter 2010. The increase in our effective tax rate in the third quarter 2011 is due to the actualization of our 2009 provision based on the 2009 tax return performed in the third quarter 2010, which resulted in a significant reduction in our third quarter 2010 effective tax rate.  This was partially offset by the gain in our investment in Lion Oil in the third quarter of 2011, which is not recognized for tax purposes.
Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2011 versus the Nine Months Ended September 30, 2010
We generated net sales of $5,197.2 million and $2,766.1 million during nine months ended September 30, 2011 and 2010, respectively, an increase of $2,431.1 million, or 87.9%. The increase in net sales is primarily due to the acquisition of the El Dorado refinery in April 2011 and increases in fuel sales prices across all of our segments, as well as increased sales volumes at the Tyler refinery and the marketing segment.
Cost of goods sold was $4,558.6 million for the first nine months of 2011 compared to $2,509.5 million for the comparable period of 2010, an increase of $2,049.1 million, or 81.7%. The increase in cost of goods sold is primarily the result of the acquisition of the El Dorado refinery in April 2011 and increased crude costs at the refining segment and increased fuel costs at the retail and marketing segments. Sales volumes also increased at both the Tyler refinery and the marketing segment.
Operating expenses were $238.2 million for the nine months ended September 30, 2011 compared to $170.1 million for the comparable 2010 period, an increase of $68.1 million, or 40.0%. The acquisition of the El Dorado refinery added $51.4 million in operating expenses during the first nine months of 2011. The remainder of the increase in operating expenses can be attributed to increases in environmental, contractor, maintenance, inspection and utilities expenses at the Tyler refinery and maintenance and chemical expenses in the marketing segment. These increases were partially offset by the decrease in the number of stores operated by the retail segment during the first nine months of 2011 as compared to the first nine months of 2010.
During the first nine months of 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million was included as business interruption proceeds and $4.2 million was included as property damage. We incurred $0.2 million of property damage expenses, resulting in a net gain of $4.0 million related to property damage proceeds. We settled all outstanding property damage and business interruption insurance claims in the second quarter 2010.
General and administrative expenses were $61.9 million for the first nine months of 2011 compared to $45.0 million for the comparable period of 2010, an increase of $16.9 million, or 37.6%. The overall increase was primarily due to transaction costs associated with the acquisition of a controlling interest in Lion Oil, which closed in the second quarter 2011, as well as increases due to the management and operation of the El Dorado refinery subsequent to the April 2011 acquisition.
Depreciation and amortization was $53.3 million and $44.9 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of $8.4 million, or 18.7%. This increase was primarily due to the addition of depreciation associated with the assets of the El Dorado refinery acquired in April 2011.
Loss on sale of assets for the first nine months of 2011was $2.6 million and related to the sale of 15 company-operated retail and convenience stores by the retail segment. Loss on sale of assets for the first nine months of 2010 was $0.3 million and related to the sale of eight company-operated retail and convenience stores and one dealer location by the retail segment.
Interest expense was $38.7 million in the first nine months of 2011 compared to $25.6 million for the comparable period of 2010, an increase of $13.1 million, or 51.2%. The increase is attributable to several factors, including $4.2 million of mark-to-market expense related to interest rate swaps and general increases due to the financings associated with the acquisition of Lion Oil.
During the nine months ended September 30, 2011, in connection with the acquisition of a controlling interest in Lion Oil, we recognized a gain of $12.9 million as a result of remeasuring our prior cost basis interest in Lion Oil at its fair value as of the Lion Acquisition date. There were no changes to the value of our investment in Lion Oil during the nine months ended September 30, 2010.
Income tax expense (benefit) was $87.4 million and $(3.5) million during the nine months ended September 30, 2011 and 2010, respectively, an increase of $90.9 million. Our effective tax rate was 34.0% for the first nine months of 2011, compared to 28.0% for the first nine months of 2010. The increase in our effective tax rate in first nine months of 2011 is due to the actualization of our 2009 provision based on the 2009 tax return performed in the third quarter 2010, which resulted in a significant reduction in our 2010 effective tax rate.  This was partially offset by the gain in our investment in Lion Oil in the first nine months of 2011, which is not recognized for tax purposes.
Operating Segments
We review operating results in three reportable segments: refining, marketing and retail.
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Tyler Refinery
Days operated in period	92	92	273	273
Total sales volume (average barrels per day)(1)	59,920	46,500	59,446	53,008
Products manufactured (average barrels per day):
Gasoline	30,802	24,953	31,483	29,618
Diesel/Jet	22,798	17,837	22,360	19,617
Petrochemicals, LPG, NGLs	2,704	1,280	2,270	1,598
Other	2,525	1,861	2,458	1,911
Total production	58,829	45,931	58,571	52,744
Throughput (average barrels per day):
Crude oil	57,625	45,310	55,767	50,447
Other feedstocks	2,187	2,142	3,674	3,491
Total throughput	59,812	47,452	59,441	53,938
Per barrel of sales(2):
Tyler refinery operating margin(3)	$23.47	$5.70	$20.12	$6.71
Tyler refinery operating margin excluding intercompany marketing service fees(4)	$24.14	$6.30	$20.68	$7.27
Direct operating expenses(5)	$5.33	$5.96	$5.51	$5.10
El Dorado Refinery
Days operated in period	92		155
Total sales volume (average barrels per day)(1)	82,317		76,426
Products manufactured (average barrels per day):
Gasoline	34,115		31,561
Diesel	28,001		26,151
Petrochemicals, LPG, NGLs	1,348		1,315
Asphalt	18,095		15,517
Other	3,706		3,224
Total production	85,265		77,768
Throughput (average barrels per day):
Crude oil	79,761		72,283
Other feedstocks	6,305		6,338
Total throughput	86,066		78,621
Per barrel of sales(2):
El Dorado refinery operating margin(3)	$14.33		$13.10
Direct operating expenses(5)	$4.27		$4.34
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$89.59	$76.09	$95.45	$77.60
Mars crude oil (per barrel)(6)	$109.45		$110.67
US Gulf Coast 5-3-2 crack spread (per barrel)	$30.80	$7.45	$23.87	$7.87
US Gulf Coast Unleaded Gasoline (per gallon)	$2.81	$1.98	$2.80	$2.04
Ultra low sulfur diesel (per gallon)	$3.01	$2.09	$2.97	$2.09
Natural gas (per MMBTU)	$4.12	$4.31	$4.22	$4.59
_____________________________

(1)	Sales volume includes 1,678 and 1,640 bpd sold to the marketing and retail segments during the three and nine months ended

September 30, 2011, respectively, and 64 and 479 bpd sold to the marketing segment during the three and nine months ended September 30, 2010, respectively.

(2)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) divided by the total barrels sold during the period.

(3)	“Operating margin” is defined as refining segment net sales less cost of goods sold.

(4)
“Operating margin excluding intercompany marketing fees” is defined as refining segment net sales less cost of goods sold, adjusted to exclude the fees paid to the marketing segment of $3.7 million and $9.1 million during the three and nine months ended September 30, 2011, respectively, and $2.6 million and $8.1 million during the three and nine months ended September 30, 2010, respectively.

(5)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.

(6)	The information included in the nine months ended September 30, 2011 represents the average for the period April 29, 2011 through September 30, 2011.
Comparison of the Three Months Ended September 30, 2011 versus the Three Months Ended September 30, 2010
Net sales for the refining segment were $1,534.4 million for the third quarter 2011 compared to $355.1 million for the third quarter 2010, an increase of $1,179.3 million, or 332.1%. The acquisition of the El Dorado refinery in April 2011 contributed $881.4 million in net sales to the refining segment. The remainder of the increase is due to a 28.9% increase in total sales volume and increases in prices for refined products during the period. During the third quarters 2011 and 2010, respectively, the refining segment sold $21.7 million and $0.5 million, or 1,678 and 64 bpd, of finished product to the marketing and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the third quarter 2011 was $1,296.6 million compared to $330.7 million for the comparable 2010 period, an increase of $965.9 million, or 292.1%. This increase is a result of the acquisition of the El Dorado refinery in April 2011, which contributed $780.1 million to cost of goods sold during the period. Further contributing to the increase was the increase in sales volume during the third quarter 2011 and an increase in the cost of crude oil. Cost of goods sold includes (losses) gains on derivative contracts of $(6.4) million and $0.8 million during the third quarter 2011 and 2010, respectively.
Our refining segment has a service agreement with our marketing segment which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the margin achieved in return for providing marketing, sales and customer services. This fee was $3.7 million and $2.6 million during the third quarters 2011 and 2010, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. We eliminate this intercompany fee in consolidation.
Operating expenses were $61.7 million for the third quarter 2011 compared to $25.5 million for the third quarter 2010, an increase of $36.2 million, or 142.0%. This increase in operating expense was primarily due to the acquisition of the El Dorado refinery in April 2011, which incurred $32.3 million in operating expenses during the third quarter 2011. The remainder of the increase in operating expenses was due to increases in environmental, chemical and utilities expense. The higher utilities expense is primarily attributable to a decrease in the Tyler refinery’s natural gas production, which necessitated the purchase of additional natural gas during the current period.
Contribution margin for the refining segment in the third quarter 2011 was $176.1 million, or 88.6% of our consolidated contribution margin.
Comparison of the Nine Months Ended September 30, 2011 versus the Nine Months Ended September 30, 2010
Net sales for the refining segment were $3,281.4 million and $1,220.5 million during the nine months ended September 30, 2011 and 2010, respectively, an increase of $2,060.9 million, or 168.9%. The increase is due to the purchase of the El Dorado refinery in April 2011, which contributed $1,381.6 million in net sales to the refining segment during the 2011 period, as well as a 12.1% increase in sales volume during the nine months ended September 30, 2011 and increases in the sales price of refined products during the period. During the nine months ended September 30, 2011 and 2010, respectively, the refining segment sold $37.5 million and $11.7 million, or 1,640 and 479 bpd, of finished product to the retail and marketing segments. These sales are eliminated in consolidation.
Cost of goods sold for the first nine months of 2011 was $2,799.9 million compared to $1,123.4 million for the first nine months of 2010, an increase of $1,676.5 million, or 149.2%. This increase is a result of the inclusion of the El Dorado refinery subsequent to the April 2011 acquisition of Lion Oil, which contributed $1,228.1 million to cost of goods sold for the refining segment during the nine months ended September 30, 2011, as well as an increase in sales volume during the first nine months of 2011 as compared to the same period in 2010. Cost of goods sold includes (losses) gains on derivative contracts of $(10.7) million and $4.5 million during the nine months ended September 30, 2011 and 2010, respectively.
Our refining segment has a service agreement with our marketing segment which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the margin achieved in return for providing marketing, sales and customer services. This fee was $9.1 million and $8.1 million, respectively, during the nine months ended September 30, 2011 and 2010. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. We eliminate this intercompany fee in consolidation.
During the first nine months of 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million was included as business interruption proceeds and $4.2 million was included as property damage. We incurred $0.2 million of property damage expenses, resulting in a net gain of $4.0 million related to property damage proceeds. We settled all outstanding property damage and business interruption insurance claims in the second quarter 2010.
Operating expenses were $140.7 million for the nine months ended September 30, 2011, compared to $73.8 million for the comparable period of 2010, an increase of $66.9 million, or 90.7%. This increase in operating expense was primarily due to the acquisition of the E1 Dorado refinery in April 2011, which incurred $51.4 million in operating expenses during the first nine months of 2011. The remainder of the increase was due to increases in environmental, chemical and utilities expenses during the first nine months of 2011. The higher utilities expense is primarily attributable to an decrease in the Tyler refinery’s natural gas production, which necessitated the purchase of additional natural gas during the current period. The increase in chemical expense is due to new rare earth mineral surcharges in 2011.
Contribution margin for the refining segment in the nine months ended September 30, 2011 was $340.8 million, or 85.1% of our consolidated contribution margin.
Marketing Segment
The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Days operated in period	92	92	273	273
Products sold (average barrels per day):
Gasoline	7,385	6,685	6,704	6,712
Diesel/Jet	8,711	7,379	8,796	7,594
Other	43	50	45	48
Total sales	16,139	14,114	15,545	14,354
Comparison of the Three Months Ended September 30, 2011 versus the Three Months Ended September 30, 2010
Net sales for the marketing segment were $195.0 million in the third quarter 2011 compared to $119.9 million for the third quarter 2010. Total sales volume averaged 16,139 bpd in the third quarter 2011 compared to 14,114 in the third quarter 2010. The average sales price per gallon of gasoline increased $0.90 per gallon in the third quarter 2011, to $2.96 per gallon from $2.06 in the third quarter 2010. The average price of diesel also increased to $3.10 per gallon in the third quarter 2011 compared to $2.17 per gallon in the third quarter 2010. Net sales included $3.7 million and $2.6 million of net service fees paid by our refining segment to our marketing segment during the third quarter 2011 and 2010, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment relating to the utilization of certain crude pipeline assets. These fees were $2.6 million and $2.2 million in both the third quarter 2011 and the third quarter 2010, respectively.
Cost of goods sold was $187.2 million in the third quarter 2011, approximating a cost per barrel sold of $126.09. This compares to cost of goods sold of $113.3 million for the third quarter 2010, approximating a cost per barrel sold of $87.30. This cost per barrel resulted in an average gross margin of $5.24 per barrel in the third quarter 2011 compared to $5.02 per barrel in the third quarter 2010. Additionally, we recognized (losses) gains during the third quarter 2011 and 2010 of $(0.1) million and

$0.1 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
Operating expenses in the marketing segment were approximately $1.0 million and $0.9 million for the third quarter 2011 and 2010, respectively, an increase of $0.1 million or 11.1%. The increase in operating expenses was due to a write off of a $0.6 million environmental liability in the third quarter 2010. Further contributing to the increase was an increase in maintenance, contractor and chemicals expenses in the third quarter 2011, as compared to the same period of 2010.
Contribution margin for the marketing segment in the third quarter 2011 was $6.8 million, or 3.4% of our consolidated segment contribution margin.
Comparison of the Nine Months Ended September 30, 2011 versus the Nine Months Ended September 30, 2010
Net sales for the marketing segment were $549.9 million for the nine months ended September 30, 2011, compared to $369.7 million for the nine months ended September 30, 2010. Total sales volume averaged 15,545 bpd in the nine months ended September 30, 2011, compared to 14,354 for the nine months ended September 30, 2010. The average sales price per gallon of gasoline increased $0.79 per gallon in the nine months ended September 30, 2011, to $2.91 per gallon from $2.12 in the comparable period of 2010. The average price of diesel increased to $3.06 per gallon in the nine months ended September 30, 2011, compared to $2.19 per gallon in the comparable period of 2010. Net sales included $9.1 million and $8.1 million of net service fees paid by our refining segment to our marketing segment for the nine months ended September 30, 2011 and 2010, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment relating to the utilization of certain crude pipeline assets. These fees were $7.6 million in the nine months ended September 30, 2011 and $7.1 million in the same period of 2010.
Cost of goods sold was $526.2 million in the nine months ended September 30, 2011, approximating a cost per barrel sold of $124.00. This compares to cost of goods sold of $349.5 million for the same period in 2010, approximating a cost per barrel sold of $89.18. This cost per barrel resulted in an average gross margin of $5.57 per barrel in the nine months ended September 30, 2011 compared to $5.15 per barrel for the same time period in 2010. Additionally, we recognized gains (losses) during the nine months ended September 30, 2011 and 2010 of $0.4 million and $(0.1) million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
Operating expenses in the marketing segment were approximately $3.5 million and $2.0 million, respectively, for the nine months ended September 30, 2011 and 2010, respectively, an increase of $1.5 million or 75.0%. The increase in operating expenses was due to a write off of a $0.6 million environmental liability in the nine months ended September 30, 2010. Further contributing to the increase was an increase in maintenance, contractor and chemicals expenses in the nine months ended September 30, 2011, as compared to the same period of 2010.
Contribution margin for the marketing segment in the nine months ended September 30, 2011 was $20.2 million, or 5.0% of our consolidated segment contribution margin.
Retail Segment
The table below sets forth certain information concerning our retail segment continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of stores (end of period)	384	420	384	420
Average number of stores	389	423	398	431
Retail fuel sales (thousands of gallons)	106,518	108,212	305,949	320,326
Average retail gallons per average number of stores (in thousands)	274	256	769	742
Retail fuel margin ($ per gallon)	$0.188	$0.196	$0.167	$0.171
Merchandise sales (in thousands)	$100,639	$103,212	$284,065	$291,372
Merchandise margin %	29.0%	30.1%	30.0%	30.7%
Credit expense (% of gross margin)	11.4%	8.7%	11.6%	9.2%
Merchandise and cash over/short (% of net sales)	0.2%	0.2%	0.2%	0.2%
Operating expense/merchandise sales plus total gallons	16.1%	15.6%	16.6%	16.0%

Comparison of the Three Months Ended September 30, 2011 versus the Three Months Ended September 30, 2010
Net sales for our retail segment in the third quarter 2011 increased 24.0% to $499.4 million from $402.7 million in the third quarter 2010. This increase was primarily due to an increase in the retail fuel price per gallon of 34.2% to an average price of $3.49 per gallon in the third quarter 2011 from an average price of $2.60 per gallon in the third quarter 2010.
Retail fuel sales were 106.5 million gallons for the third quarter 2011, compared to 108.2 million gallons for the third quarter 2010. The decrease in sales gallons resulted in an estimated $5.9 million decrease in fuel sales based on average fuel price in the third quarter 2011. This decrease was primarily due to the sale and closure of 28 underperforming stores during the first nine months of 2011. Comparable store gallons increased 3.2% between the third quarter 2011 and the third quarter 2010. Total fuel sales, including wholesale dollars, increased 33.2% to $398.8 million in the third quarter 2011. The increase was primarily due to the increase in the average price per gallon sold noted above, partially offset by the decrease in total gallons sold, also noted above.
Merchandise sales decreased 2.5% to $100.6 million in the third quarter 2011 compared to the third quarter 2010. The decrease in merchandise sales was due to the decrease in the number of stores operated during the third quarter 2011 as compared to the same period in 2010. Same store merchandise sales increased 2.4%. This increase was primarily in the dairy, snack, cigarette and food service categories.
Cost of goods sold for our retail segment increased 28.4% to $449.2 million in the third quarter 2011. This increase was primarily due to the increase in the average retail cost per gallon of 37.9%, or an average cost of $3.31 per gallon in the third quarter 2011 when compared to an average cost of $2.40 per gallon in the third quarter 2010.
Operating expenses were $34.6 million in the third quarter 2011, an increase of $0.5 million, or 1.5%. This increase was primarily due to increase in higher credit card expenses, and partially offset by decrease in operating expenses due to fewer number of stores operated during the third quarter 2011.
Contribution margin for the retail segment in the third quarter 2011 was $15.6 million, or 7.9% of our consolidated contribution margin.
Comparison of the Nine Months Ended September 30, 2011 versus the Nine Months Ended September 30, 2010
Net sales for our retail segment for the nine months ended September 30, 2011 increased 18.1% to $1,410.5 million from $1,194.1 million for the nine months ended September 30, 2010. This increase was primarily due to an increase in the retail fuel price per gallon of 30.2% to an average price of $3.45 per gallon for the nine months ended September 30, 2011 from an average price of $2.65 per gallon for the nine months ended September 30, 2010.
Retail fuel sales were 305.9 million gallons for the nine months ended September 30, 2011, compared to 320.3 million gallons for the nine months ended September 30, 2010. This decrease was primarily due to the sale and closure of underperforming stores during the second half of 2010 and the first nine months of 2011. Total fuel sales, including wholesale dollars, increased 24.8% to $1,126.4 million in the nine months ended September 30, 2011. The increase was primarily due to the increase in the average price per gallon sold noted above, partially offset by the decrease in total gallons sold, also noted above.
Merchandise sales decreased 2.5% to $284.1 million in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The decrease in merchandise sales was due to the decrease in the number of stores operated during the nine months ended September 30, 2011 as compared to the same period in 2010. Same store merchandise sales increased 2.3%. This increase was primarily in the soft drink, dairy, snacks, cigarette and food service categories.
Cost of goods sold for our retail segment increased 21.4% to $1,272.3 million in the nine months ended September 30, 2011. This increase was primarily due to the increase in the average cost per gallon of 32.3%, or an average cost of $3.28 per gallon in the nine months ended September 30, 2011 when compared to an average cost of $2.48 in the nine months ended September 30, 2010.
Operating expenses were $101.5 million in both the nine months ended September 30, 2011 and 2010. Operating expenses decreased due to the decrease in the number of stores operated during nine months ended September 30, 2011; however, this decrease was fully offset by an increase in credit card expenses.
Contribution margin for the retail segment in the nine months ended September 30, 2011 was $36.7 million, or 9.2% of our consolidated contribution margin.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2011 and 2010 (in millions):

	Nine Months Ended September 30,
	2011	2010
Cash Flow Data:
Cash flows provided by operating activities	$24.5	$40.0
Cash flows used in investing activities	(126.9)	(30.1)
Cash flows provided by (used in) financing activities	272.0	(60.8)
Net increase (decrease) in cash and cash equivalents	$169.6	$(50.9)
Cash Flows from Operating Activities
Net cash provided by operating activities was $24.5 million for the nine months ended September 30, 2011, compared to $40.0 million for the comparable period of 2010. The decrease in cash flows from operations in the first nine months of 2011 from the same period in 2010 was primarily due to increases in accounts receivable and inventory as a result of the Lion Acquisition and the activity related to obligations after the initial date of our Supply and Offtake Agreement. These decreases were partially offset by an increase in net income for the nine months ended September 30, 2011, which was $169.4 million, compared to a net loss of $9.0 million in the same period of 2010, and an increase in deferred taxes, primarily resulting from the Lion Acquisition in April 2011.
Cash Flows from Investing Activities
Net cash used in investing activities was $126.9 million for the first nine months of 2011, compared to $30.1 million in the comparable period of 2010. This increase is primarily due to the cash paid in connection with the Lion Acquisition in April 2011.
Cash used in investing activities includes our capital expenditures during the current period of approximately $50.1 million, of which $21.1 million was spent on projects in the refining segment, $26.3 million was spent in the retail segment, $0.1 million was spent at our marketing segment and $2.6 million was spent at the holding company level. During the nine months ended September 30, 2010, we spent $40.3 million, of which $32.2 million was spent on projects at our refinery, $8.0 million was spent in our retail segment and $0.1 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash provided by financing activities was $272.0 million in the nine months ended September 30, 2011, compared to cash used of $60.8 million in the comparable period of 2010. The increase in net cash from financing activities in the first nine months of 2011 primarily consisted of new borrowings associated with the Lion Acquisition in April 2011 and the initial proceeds from the inventory financing arrangement under our Supply and Offtake Agreement.
Cash Position and Indebtedness
As of September 30, 2011, our total cash and cash equivalents were $218.7 million and we had total indebtedness of approximately $424.1 million. Borrowing availability under our four separate revolving credit facilities was approximately $278.1 million and we had letters of credit issued of $218.8 million. We believe we were in compliance with our covenants in all debt facilities as of September 30, 2011.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2011 were $50.1 million, of which approximately $21.1 million was spent in our refining segment, $26.3 million in our retail segment, $0.1 million in our marketing segment and $2.6 million at the holding company level. Our capital expenditure budget is approximately $79.6 million for 2011. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2011 and planned capital expenditures for the full year 2011 by operating segment and major category (in millions):

	Full Year 2011 Forecast	Nine Months Ended September 30, 2011
Refining:
Sustaining maintenance, including turnaround activities	$13.6	$7.4
Regulatory	7.0	4.6
Discretionary projects	20.3	9.1
Refining segment total	40.9	21.1
Marketing:
Discretionary projects	0.1	0.1
Marketing segment total	0.1	0.1
Retail:
Sustaining maintenance	4.9	3.2
Growth/profit improvements	8.2	5.5
Retrofit/rebrand/re-image	19.7	15.7
Raze and rebuild/new/land	3.2	1.9
Retail segment total	36.0	26.3
Other	2.6	2.6
Total capital spending	$79.6	$50.1
In the third quarter 2011, we increased our total capital spending forecast for 2011 to $79.6 million, up from the prior forecast of $73.0 million. The majority of the increase is attributable to the finalization of the Lion Oil capital forecast for the full year 2011, which contributes $12.1 million to our total spending forecast. We further reduced our capital forecast in the retail segment to reflect a decline in spending within the retail segment this year, as new construction initially planned for 2011 has been extended into later years. For the full year 2011, we plan to spend approximately $36.0 million in the retail segment, $19.7 million of which is expected to consist of the re-imaging of at least 25 existing stores. We spent $15.7 million on these projects in the nine months ended September 30, 2011. In addition, we plan to spend $3.2 million to build 2 new prototype locations at existing and new leased sites and $8.2 million on other profit and growth improvements in existing stores in 2011. We expect to spend approximately $7.0 million on regulatory projects in the refining segment in 2011. We spent $4.6 million on regulatory projects in the nine months ended September 30, 2011. In addition, we plan to spend approximately $13.6 million on maintenance projects and approximately $20.3 million for other discretionary projects in 2011.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects. Additionally, the scope and cost of employee or contractor labor expense related to installation of that equipment could increase from our projections.
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
Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. In accordance with ASC 815, Derivatives and Hedging (ASC 815), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements, unless, at inception, the company elects to designate the contracts as cash flow hedges under ASC 815. At September 30, 2011 and December 31, 2010, we had open futures contracts representing 588,000 barrels and 350,000 barrels, respectively, of refined petroleum products with an unrealized net gain (loss) of $0.3 million and $(1.4) million, respectively. Of these open contracts, contracts representing 500,000 barrels with an unrealized net gain of $0.2 million ($0.1 million, net of taxes) were designated as cash flow hedges and were recorded in accumulated other comprehensive income at September 30, 2011. There were no contracts designated as cash flow hedges recorded as of December 31, 2010.
In accordance with ASC 815, the WTI, ultra low sulfur diesel and unleaded gasoline swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. For the three and nine months ended September 30, 2011, Delek recorded unrealized losses as a component of other comprehensive income of $3.3 million ($2.1 million, net of deferred taxes) and $0.2 million ($0.1 million, net of deferred taxes), respectively, related to the change in the fair value of these swaps. The fair value of these contracts is recognized in income at the time the positions are closed and the hedged transactions are recognized in income. For both the three and nine months ended September 30, 2011, we recognized losses of $5.4 million related to positions closed during the period. As of September 30, 2011, Delek had total unrealized gains, net of deferred income taxes, in accumulated other comprehensive income of $0.1 million associated with its cash flow hedges.
We maintain at both our Tyler and El Dorado refineries and in third-party facilities, inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At September 30, 2011, we held approximately 1.2 million barrels of crude and product inventories associated with the Tyler refinery valued under the LIFO valuation method with an average cost of $65.87 per barrel. At September 30, 2011 and December 31, 2010, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $34.5 million and $36.6 million, respectively. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $10.00 per barrel lower, our LIFO reserve would have been reduced by $12.0 million. Inventory associated with the El Dorado refinery is valued under the FIFO valuation method.
Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $288.7 million as of September 30, 2011. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of September 30, 2011 would be to change interest expense by $2.9 million.
We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that any interest rate derivatives held would reduce our exposure to short-term interest rate movements. As of September 30, 2011, we had floating-to-fixed interest rate swap agreements in place for a notional amount of $160.0 million. As of December 31, 2010, we had no interest rate hedge agreements in place. The estimated fair value of our interest rate derivatives was $(4.2) million as of September 30, 2011. In accordance with ASC 815 we recorded non-cash expense representing the change in estimated fair value of the interest rate hedge agreements of $3.0 million and $4.2 million, respectively, for the three and nine month periods ended September 30, 2011.
While we have not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in future transactions.
ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. In making this evaluation, they considered that, as a result of the restatement described in Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of the Form 10-Q/A as of and for the periods ended June 30, 2011, filed with Securities and Exchange Commission on November 9, 2011 (“Amended Form 10-Q"), a material weakness was identified in connection with a change in our interpretation of very complex accounting guidance related to inventory financing arrangements in general and our Supply and Offtake Agreement in particular. Solely as a result of this previously identified material weakness, our management has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. In management's opinion, the remedial actions described below relating to the material weakness in our internal controls over financial reporting have addressed the ineffectiveness of our disclosure controls and procedures.

(b) Remediation Efforts to Address Material Weakness

To remediate the material weakness described above, we adopted an internal control policy designed to assess whether internally and externally available knowledge, experience and expertise is sufficient to properly interpret complex accounting guidance for complicated, non-routine transactions that the Company may enter into. When this assessment determines the need for additional external consultation, management will seek the additional external advice from professionals with the expertise required to assure that the proper interpretation of accounting guidance is applied to the transaction and that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is properly recorded, processed, summarized and reported.

We believe that the adoption and implementation of the policy described above appropriately remediates the material weakness described above and that, as of the date of the filing of this Form 10-Q, our disclosure controls and procedures were effectively remediated and operating effectively.

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

PART II.
OTHER INFORMATION

Item 5. OTHER INFORMATION
Dividend Declaration
On November 1, 2011, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share as well as a special dividend of $0.18 per share, both payable on December 20, 2011 to shareholders of record on November 22, 2011.

Item 6. EXHIBITS

Exhibit No.		Description
10.1
First Amendment dated July 28, 2011 to Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders.

10.2	*	Executive Employment Agreement effective July 1, 2011 by and between Delek US Holdings, Inc. and Assaf Ginzburg.
10.3	+	Supplemental Agreement dated October 14, 2011 to Supply and Offtake Agreement dated April 29, 2011 between J. Aron & Company and Lion Oil Company.
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

____________________________

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
10.1
First Amendment dated July 28, 2011 to Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders.

10.2	*	Executive Employment Agreement effective July 1, 2011 by and between Delek US Holdings, Inc. and Assaf Ginzburg.
10.3	+	Supplemental Agreement dated October 14, 2011 to Supply and Offtake Agreement dated April 29, 2011 between J. Aron & Company and Lion Oil Company.
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

 ___________________________

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