Form 10-K
period 2011-12-31
Delek US Holdings, Inc.
filed 2012-03-14
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐    Accelerated filer  ☑         Non-accelerated filer ☐    Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2011 was approximately $271,711,328, based upon the closing sale price of the registrant's common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.

At March 2, 2012, there were 58,158,971 shares of the registrant's common stock, $.01 par value, outstanding.

Documents incorporated by reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

Unless otherwise indicated or the context requires otherwise, the terms “Delek,” “we,” “our,” “Company” and “us” are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. See also "Glossary of Terms" included in Item 1, Business, of this Annual Report on Form 10-K for definitions of certain business and industry terms used herein.

Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward looking statements. These forward looking statements generally are identified by the words “may,” “will,” “should,” “could,” “would,” “predicts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “anticipates,” “estimates” and similar expressions. Forward- looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A, Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also “Forward-Looking Statements” included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 1, Business, of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

Company Overview

We are an integrated energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Delek US Holdings, Inc. ("Holdings"), a Delaware corporation formed in 2001, is the sole stockholder or member of MAPCO Express, Inc. (“Express”), MAPCO Fleet, Inc. (“Fleet”), Delek Refining, Inc. (“Refining”), Delek Finance, Inc. (“Finance”), Delek Marketing & Supply, Inc. (“Marketing”), Lion Oil Company ("Lion Oil") and Paline Pipeline Company, LLC ("Paline"). Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates independent refineries in Tyler, Texas and El Dorado, Arkansas with a combined design crude distillation capacity of 140,000 bpd, along with product distribution terminals and associated logistics assets. Our marketing segment sells refined products on a wholesale basis in the Gulf Coast and Mid-Continent regions through company-owned and third-party terminals and transports and stores crude oil for our refining segment, as well as third parties, through company owned pipelines. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 377 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.

We are a controlled company under the rules and regulations of the New York Stock Exchange where our shares are traded under the symbol “DK.” As of December 31, 2011, approximately 68.5% of our outstanding shares were beneficially owned by Delek Group Ltd. (“Delek Group”), a conglomerate that is domiciled and publicly traded in Israel. Delek Group owns significant interests in energy-related businesses and is controlled indirectly by Mr. Itshak Sharon (“Tshuva”).

Acquisitions

Acquisition Strategy

Historically, strategic acquisitions have been an important component of our overall growth strategy. We continually review potential acquisitions and other growth opportunities in the refining, marketing, retail fuel and convenience store markets, as well as opportunities to acquire assets related to distribution logistics, such as pipelines, terminals and fuel storage facilities and may make acquisitions as we deem appropriate. In addition, we regularly assess the continued viability of our asset mix, reviewing it for asset profitability, market saturation and, in our retail segment, quality brand image.

Please see Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of the risks and uncertainties that are inherent in our acquisition strategy, as the occurrence of any of the events or circumstances described therein could have a material adverse effect on our business, results of operations or financial condition.

Since 2001, we have completed the acquisition of two independent refineries representing approximately 140,000 bpd of production capacity, seven convenience store chains, several hundred miles of crude oil and finished product pipelines and gathering systems, and multiple product distribution terminals near the Gulf Coast and Mid-Continent regions. Our principal acquisitions since inception are summarized below.

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

April 2011 - October 2011
Lion Oil Company, with a refinery, pipeline and other refining, product terminal and crude oil pipeline assets in and around El Dorado, Arkansas, and product terminals in Memphis and Nashville, Tennessee
		Ergon, Inc. and other stockholders	$228.7 million

December 2011	Paline Pipeline Company, LLC, with a 185-mile pipeline system	Ergon Terminaling, Inc.	$50.0 million

January 2012	The Nettleton Pipeline, a 35 miles long, eight and ten inch pipeline system	Plains Marketing, L.P.	$12.3 million

February 2012
The Big Sandy Terminal, a light petroleum products terminal and eight and five-eighths inch diameter Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas
		Sunoco Pipeline L.P. and Sunoco Partners Marketing & Terminals, L.P.	$11.0 million

(1)	Excludes transaction costs

During 2011, we completed the acquisitions of Lion Oil, a privately held Arkansas corporation, and Paline. Each acquisition is discussed in more detail below.

Lion Oil Acquisition

In 2007, we acquired approximately 34.6% of the issued and outstanding shares of common stock, par value $0.10 per share, of Lion Oil . In April 2011, we acquired an additional 53.7% of the issued and outstanding shares of common stock of Lion Oil from the then majority stockholder, Ergon, Inc. (“Ergon”). In October 2011, we acquired the remaining equity interests in Lion Oil, thereby assuming full equity ownership of Lion Oil.

Through Lion Oil, we currently own and operate the following assets:

•	An 80,000 bpd refinery located in El Dorado, Arkansas;

•	an 80-mile Magnolia to El Dorado crude oil transportation system that runs between Shreveport, Louisiana and the Magnolia crude terminal (west of the El Dorado refinery);

•
a 28-mile El Dorado crude oil transportation system that runs from the Magnolia terminal to the El Dorado refinery, as well as two associated product pipelines which connect the El Dorado refinery to the Enterprise Pipeline system;

•	a crude oil gathering system with approximately 600 miles of operable pipeline;

•	three light product distribution terminals located in Memphis and Nashville, Tennessee and El Dorado, Arkansas; and

•	an asphalt distribution terminal located in El Dorado, Arkansas
Our acquisition of Lion Oil was a critical strategic development in our ongoing effort to become an integrated downstream energy company. Some of the related opportunities resulting from this transaction include, but are not limited to, the following:

Opportunity for increased integration between our refining, wholesale and retail distribution channels. Given the El Dorado refinery's ability to supply a portion of our convenience store network in Arkansas and Tennessee, we intend to pursue a strategy where our refining segment will supply higher portions of our retail segment. The El Dorado refinery is equipped with two product pipelines, one gasoline and one diesel, that connect the refinery tank farm to a junction point on the Enterprise Pipeline System. Through the Enterprise Pipeline system, the El Dorado refinery is able to directly supply Lion Oil's light products terminal in Memphis, Tennessee and beyond. The El Dorado refinery also has the ability to indirectly supply Lion Oil's light products terminal in Nashville, Tennessee through product exchange agreements. Longer-term, we intend to pursue a strategy that may include the construction of new convenience store locations that can be supplied directly by the El Dorado refinery. We believe this strategy would allow us to capitalize further on potential supply chain synergies.

Opportunity to limit risks associated with operating a single refinery. Prior to our majority equity investment in Lion Oil, we owned and operated a single refinery located in Tyler, Texas. Consequently, the performance of the refining segment hinged entirely on the operational performance of the Tyler refinery. With the addition of a second refining asset, we have diversified our asset-specific risk.

Opportunity to increase our total refining production capacity. As the sole owner of Lion Oil, we have operational control of the Lion Oil assets, including the El Dorado refinery. On a combined, post-transaction basis, our total production capacity increased to approximately140,000 bpd, compared to 60,000 bpd prior to the transaction. By more than doubling the production capacity of our refining segment, we have increased our exposure to the refining markets.

Opportunity to realize increased crude procurement efficiencies. With crude procurement operations for two regional refineries under our control, our feedstock sourcing options increased, allowing for greater efficiency. With the addition of the El Dorado refinery, we are responsible for procuring increased quantities of crude oil from a wide array of domestic, domestic offshore and foreign crude sources. We believe our access to a broader mix of crude oil types and prices represents a distinct competitive advantage for us as we seek to maintain a high level of crude slate flexibility.

Opportunity to sell refined products on a wholesale basis throughout the Mid-Continent. The acquisition of the El Dorado refinery significantly expands our wholesale distribution footprint from east and west Texas into the Mid-Continent region. While the Tyler refinery sells nearly all of its production into the local market, the El Dorado refinery enjoys a much larger distribution footprint given its connection to the Enterprise Pipeline system. With multiple third-party supply points on the Enterprise Pipeline System, we believe there is a significant opportunity for us to refocus marketing and supply efforts toward those markets that, from time to time, carry the highest margins.

Paline Acquisition
On December 19, 2011, we acquired all of the outstanding membership interests of Paline from Ergon Terminaling, Inc ("Ergon Terminaling"). Paline owns and operates a 10-inch, 185-mile pipeline system. The Paline Pipeline System is a 36,000 bpd crude line that runs between Nederland, Texas and Longview, Texas. Under the prior owner, Paline had been used to transport Gulf Coast and offshore crudes north into Longview; however, we are nearly finished with a project that will reverse the flow of crude on Paline. We currently have a lease agreement with a major oil company to ship crude that expires in 2014. We acquired Paline and all related assets for a purchase price of $50.0 million, consisting of $25.0 million cash and a three-year, $25.0 million note payable to Ergon Terminaling, which was subsequently assigned to Ergon.

Nettleton Acquisition

On January 31, 2012, Delek, through its marketing segment, completed the acquisition of an approximately 35 miles long, eight and ten inch pipeline system from Plains Marketing, L.P. (“Plains”) (“Nettleton Acquisition”). The purchase price, including the reimbursement by Delek of certain costs incurred by Plains, was approximately $12.3 million.

The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Nettleton, Texas to our refinery in Tyler, Texas. During the year ended December 31, 2011, more than half of the crude oil processed at the Tyler refinery was supplied through the Nettleton Pipeline. The remainder of the crude oil was supplied through the McMurrey Pipeline, which also begins at our tank farms in and around Nettleton, Texas and then supplies crude to the Tyler refinery. Prior to the Nettleton Acquisition, Delek leased the Nettleton Pipeline under the terms of the Pipeline Capacity Lease Agreement with Plains as the lessor and Delek as the lessee, dated April 12, 1999, as amended (“Plains Lease”). As a condition to the closing of the Nettleton Acquisition, Delek and Plains mutually terminated the Plains Lease. Going forward, however, our refining segment will pay our marketing segment for the lease of the Nettleton Pipeline under similar terms as the original Plains Lease.

Big Sandy Acquisition

On February 7, 2012, Delek, through its marketing segment purchased (“Big Sandy Acquisition”) (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. and (ii) the eight inch diameter Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P. The purchase price was approximately $11.0 million.

The Big Sandy Terminal had previously been supplied by the Tyler refinery but has been idle since November 2008.

Information About Our Segments

We prepare segment information on the same basis that we review financial information for operational decision making purposes. Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 13, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Refining Segment

Overview

We own and operate two independent refineries located in Tyler, Texas and El Dorado, Arkansas, currently representing a combined 140,000 bpd of crude throughput capacity. Our refining system produces a variety of petroleum-based products used in transportation and industrial markets which are sold to a wide range of customers located principally in inland, domestic markets.

Both of our refineries are located in the U.S. Gulf Coast region, which is one of five PADD regional zones established by the U.S. Department of Energy where refined products are produced and sold. Refined product prices generally differ within each of the five PADDs.

Refining System Feedstock Purchases

Our refining system purchases crude oil and other feedstocks through term agreements, some of which may include renewal provisions, and through spot market transactions. The vast majority of our crude oil purchased is sourced from inland domestic and offshore Gulf of Mexico sources. The majority of our domestic inland crude purchased originates in areas of Texas and Arkansas. The pricing for a majority of crude oil purchased at the El Dorado refinery, in addition to a portion of the crude purchased at the Tyler refinery, takes into account the differential between the price per barrel of WTI and the price per barrel of Brent crude oil. This differential is established during the month prior to the month in which the crude oil is processed at our refineries.

Refining System Production Slate

Our refining system processes a combination of light sweet and medium sour crude oils which, when refined, results in a product mix consisting principally of higher-value transportation fuels such as gasoline, distillate and jet fuel. A lesser portion of our overall production consists of residual products, including paving asphalt, roofing flux and other products with industrial applications.

Refined Product Sales and Distribution

Our refining segment sells products on a wholesale basis to inter-company and third-party customers located around east Texas, Arkansas, Tennessee and the Ohio River Valley.

Refining Segment Seasonality

Demand for gasoline and asphalt products is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic and road and home construction. As a result, the operating results of our refining segment are generally lower for the first and fourth quarters of each year.

Refining Segment Competition

The refining industry is highly competitive and includes fully integrated national and multinational oil companies engaged in many segments of the petroleum business, including exploration, production, transportation, refining, marketing and retail fuel and convenience stores. Our principal competitors are petroleum refiners in the Mid-Continent and Gulf Coast regions, in addition to wholesale distributors operating in these markets.

The principal competitive factors affecting our refinery operations are crude oil and other feedstock costs, the differential in price between various grades of crude oil, refinery product margins, refinery efficiency, refinery product mix, and distribution and transportation costs.

Certain of our competitors operate refineries that are larger and more complex and in different geographical regions than ours, and, as a result, could have lower per barrel costs, higher margins per barrel and throughput or utilization rates which are better than ours.

Refining Segment - Tyler, Texas Refinery

Our Tyler, Texas refinery has a crude throughput capacity of 60,000 bpd. The Tyler refinery is the only major distributor of a full range of refined petroleum products within a radius of approximately 100 miles of its location. The refinery is situated on approximately 100 out of a total of approximately 600 contiguous acres of land (excluding pipelines) that we own in Tyler and adjacent areas.

In November 2008, an explosion and fire occurred at our Tyler refinery. The event caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in a suspension of our refining operations until May 2009 when reconstruction of the damaged units was completed.

The Tyler refinery is designed to mainly process light, sweet crude oil, which is typically a higher quality than heavier, sour crudes. The Tyler refinery has access to crude oil pipeline systems that allow us access to East Texas, West Texas, Gulf of Mexico and foreign crude oils. Most of the crude supplied to the Tyler refinery is delivered by third-party pipelines and through pipelines owned by our marketing segment. The majority of crude oil received at the Tyler refinery via pipeline passes through a regional crude distribution center in Longview, Texas.

The table below sets forth information concerning crude oil received at the Tyler refinery in 2011:

Source	Percentage of Crude Oil Received
East Texas crude oil	17.4%
WTI crude oil	79.5%
West Texas sour ("WTS") crude oil	3.1%

The Tyler refinery has a crude oil processing unit with a 60,000 bpd atmospheric column and a 21,000 bpd vacuum tower. The other major process units at the Tyler refinery include a 20,200 bpd fluid catalytic cracking unit, a 6,500 bpd delayed coking unit, a 22,000 bpd naphtha hydrotreating unit, a 13,000 bpd gasoline hytrotreating unit, a 22,000 bpd distillate hydrotreating unit, a 17,500 bpd continuous regeneration reforming unit, a 5,000 bpd isomerization unit, and a sulfuric alkylation unit with a alkylate production capacity of 4,720 bpd. The Tyler refinery has a complexity factor of 9.5.

The fluid catalytic cracking unit and delayed coker enabled us to produce approximately 95.7% light products in 2011, including primarily a full range of gasoline, diesel, jet fuels, liquefied petroleum gas and natural gas liquids.

The table below sets forth information concerning the throughput at the Tyler refinery for the last three years.

	Year Ended		Year Ended		Year Ended
	December 31, 2011		December 31, 2010		December 31, 2009(1)
	Bpd	%	Bpd	%	Bpd	%
Refinery throughput (average barrels per day):
Crude:
Sweet	54,291	89.7%	48,300	89.0%	46,053	85.6%
Sour	1,737	2.9%	1,700	3.1%	3,251	6.0%
Total crude	56,028	92.6%	50,000	92.1%	49,304	91.6%
Other blendstocks(2)	4,492	7.4%	4,286	7.9%	4,498	8.4%
Total refinery throughput	60,520	100.0%	54,286	100.0%	53,802	100.0%
____________

(1)
The Tyler refinery did not operate during the period from the November 20, 2008 explosion and fire through May 18, 2009. This information has been calculated based on the 228 days that the Tyler refinery was operational in 2009. See Note 3 to the consolidated financial statements, contained in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion of the explosion and fire.

(2)	Includes denatured ethanol and biodiesel.

The Tyler refinery primarily produces two grades of gasoline (premium - 93 octane and regular - 87 octane), as well as aviation gasoline. Diesel and jet fuel products produced at the Tyler refinery include military specification jet fuel (“JP8”), commercial jet fuel, low sulfur diesel and ultra-low sulfur diesel. Since September 2006, the Tyler refinery has produced primarily ultra-low sulfur diesel, in compliance with current clean fuels standards. The Tyler refinery offers both E-10 and biodiesel blended products.

In addition to higher-value gasoline and distillate fuels, the Tyler refinery produced small quantities of propane, refinery grade propylene and butanes, petroleum coke, slurry oil, sulfur and other blendstocks.

The table below sets forth information concerning the Tyler refinery's production slate for the last three years:

	Year Ended		Year Ended		Year Ended
	December 31, 2011		December 31, 2010		December 31, 2009(1)
	Bpd	%	Bpd	%	Bpd	%
Products produced (average barrels per day):
Gasoline(2)	32,407	54.3%	30,019	56.3%	28,707	54.9%
Diesel(3)/jet	22,521	37.7%	19,669	36.9%	19,206	36.7%
Petrochemicals, LPG, NGLs	2,205	3.7%	1,623	3.0%	2,064	3.9%
Other	2,564	4.3%	2,012	3.8%	2,350	4.5%
Total production	59,697	100.0%	53,323	100.0%	52,327	100.0%

(1)
The Tyler refinery did not operate during the period from the November 20, 2008 explosion and fire through May 18, 2009. This information has been calculated based on the 228 days that the Tyler refinery was operational in 2009. See Note 3 to the consolidated financial statements, contained in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion of the explosion and fire.

(2)	Includes E-10 product.

(3)	Includes biodiesel.

As the only full range product supplier within 100 miles, we believe our location gives us a natural advantage over more distant competitors.

We believe we have an advantage of being able to deliver nearly all of our gasoline and diesel fuel production into the local market through our terminal located at the Tyler refinery. Our customers include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, the U.S. government and independent retail fuel operators.

The Tyler refinery's ten largest customers accounted for $1,574.7 million, or 61.1%, of net sales for the Tyler refinery in 2011. One customer accounted for $325.6 million, or 12.6% of the Tyler refinery's net sales in 2011. We have a contract with the U.S. government to supply JP8 to various military facilities that expires on March 31, 2012. The U.S. government solicits competitive bids for this contract annually. We have submitted a proposal in the formal process for a new contract, but there can be no assurance that we will be awarded a new contract or, if awarded, the contract will be on acceptable terms. Sales under this contract totaled $76.0 million, or 2.9%, of the Tyler refinery's 2011 net sales.

The vast majority of our transportation fuels and other products are sold directly from the Tyler refinery's terminal. We operate a nine-lane transportation fuels truck rack with a wide range of additive options, including proprietary packages dedicated for use by our major oil company customers. Capabilities at our rack include the ability to simultaneously blend finished components prior to loading trucks. LPG, NGLs and clarified slurry oil are sold by truck from dedicated loading facilities at the Tyler refinery.

Taking into account the Tyler refinery's crude and product slate, as well as the refinery's location near the Gulf Coast region, we apply a Gulf Coast 5-3-2 crack spread to calculate the approximate gross margin resulting from processing one barrel of crude oil into three fifths of a barrel of gasoline and two fifths of a barrel of high sulfur diesel. We calculate the Gulf Coast crack spread using the market values of U.S. Gulf Coast Pipeline Conventional 87 CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high-sulfur diesel) and the market value of WTI crude oil. U.S. Gulf Coast Pipeline Conventional 87 CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil are prices for which the products trade in the Gulf Coast region.

Refining Segment - El Dorado, Arkansas Refinery
Our El Dorado, Arkansas refinery has a crude throughput capacity of 80,000 bpd. The El Dorado refinery is the largest refinery in Arkansas and represents more than 90% of the state-wide refining capacity.

The El Dorado refinery is designed to mainly process a combination of sweet and medium-sour crude oils that blend into a medium gravity sour crude oil. The primary delivery point for crudes sent to the refinery by common carrier pipeline is the company-owned Magnolia Pipeline near Magnolia, Arkansas. The El Dorado Pipeline segment runs from Magnolia to the El Dorado refinery.

In 2011, approximately 66.8% of the crude oil received at the El Dorado refinery was from Gulf Coast or foreign sources and 33.2% was from inland and local sources, including crude gathered through our local domestic crude oil gathering system in the adjacent Arkansas area production fields. Transportation constraints limit the local producers ability to ship crude oil economically to regional refineries. Therefore, we are able to purchase the local crude at a discount to other crudes, such as WTI or WTS. At present, J. Aron and Company ("J. Aron"), through arrangements with various oil companies, supplies the majority of the El Dorado refinery's crude oil input requirements.

The table below sets forth information concerning crude oil received at the El Dorado refinery for the 247 days we operated the refinery in 2011, following our acquisition of majority ownership:

Source	Percentage of Crude Oil Received
Gulf Coast crude oil	56.1%
Inland/local crude oil	33.2%
Foreign crude oil	10.7%
The El Dorado refinery is equipped with a crude oil processing unit with a 100,000 bpd capacity. The actual average annual crude unit throughput will vary based on economics and market requirements, as well as other physical limitations that affect the daily throughput or the utilization rate of the refinery. Because expansion projects for the downstream conversion of units had not been completed at the time that we became the majority owner, the operable capacity of the El Dorado refinery is estimated at approximately 80,000 bpd. The El Dorado refinery is also equipped with a 55,000 bpd vacuum unit, a 20,000 bpd FCC unit, a 15,300 bpd continuous regenerative catalytic reforming unit, a 7,000 bpd isomerization unit and a 5,000 bpd alkylation unit.

The table below sets forth information concerning the throughput at the El Dorado refinery in 2011.

	Year Ended
	December 31, 2011
	Bpd	%
Refinery throughput (average barrels per day)(1):
Crude:
Sweet	11,063	13.8%
Sour	62,733	78.4%
Total crude	73,796	92.2%
Other blendstocks(2)	6,258	7.8%
Total refinery throughput	80,054	100.0%

(1)	This information has been calculated based on the 247 days we operated the El Dorado refinery in 2011.

(2)	Includes denatured ethanol.

The El Dorado refinery produces a wide range of refined products, from multiple grades of gasoline and ultra-low sulfur diesel fuels, LPGs, refinery grade propylene and a variety of asphalt products, including paving grade asphalt and roofing flux. The El Dorado refinery produces both low-sulfur gasoline and ultra-low sulfur diesel fuel, in compliance with current clean fuels standards. The El Dorado refinery offers both E-10 and biodiesel blended products.

In 2011, gasoline, diesel and jet fuels accounted for approximately 77.2% of the El Dorado refinery's production, while 22.8% of the product slate included various grades of asphalt, black oils and other residual products.

The table below sets forth information concerning the El Dorado refinery's production slate for 2011:

	Year Ended
	December 31, 2011
	Bpd	%
Products produced (average barrels per day)(1):
Gasoline(2)	33,231	41.8%
Diesel(3)	26,726	33.6%
Petrochemicals, LPG, NGLs	1,399	1.8%
Asphalt	14,820	18.7%
Other	3,267	4.1%
Total production	79,443	100.0%

(1)	This information has been calculated based on the 247 days we operated the El Dorado refinery in 2011.

(2)	Includes E-10 product.

(3)	Includes biodiesel.

Products manufactured at the El Dorado refinery are sold to retailers through spot sales, commercial contracts and through exchange agreements in markets in Arkansas, Memphis, Tennessee and north into the Ohio River Valley region. The refinery connection to the Enterprise Pipeline System is a key means of product distribution for the Company given access to third-party terminals in multiple Mid-Continent markets that run adjacent to the system. The refinery also supplies products to exchange partners on the Magellan and Colonial pipeline systems.

The El Dorado refinery's ten largest customers accounted for $619.4 million, or 28.3%, of the El Dorado refinery's net sales during the 247 days we operated it in 2011. One customer accounted for $152.0 million, or 6.9% of the El Dorado refinery's net sales 2011.

Marketing Segment

Overview

Our marketing segment sells refined products on a wholesale basis through company-owned and third party operated terminals. The segment also manages, through company-owned and leased pipelines, the transportation of crude to, and provides storage of crude for, our Tyler refinery. The marketing segment also provides marketing services to our Tyler refinery in the sales of its products through wholesale and contract sales.

Petroleum Product Marketing Terminals

Our marketing segment markets products through three company-owned terminals in San Angelo, Abilene and Tyler, Texas and third-party terminal operations in Aledo, Odessa, Big Springs and Frost, Texas. The San Angelo terminal began operations in 1991 and has operated continuously since opening. The Abilene terminal began operations in the 1950's and has undergone routine upgrading as necessary. At both terminals, products are loaded on two loading lanes, each having four bottom-loading arms. The loading racks are fully automated and unmanned during the night. We have in excess of 1,000,000 barrels of combined refined product storage tank capacity available to us at Tye, Texas Station (a Magellan Pipeline Company, L.P. (“Magellan Pipeline”) tie-in location) and our terminals in Abilene and San Angelo. In February 2012, we also aquired an idled light petroleum products terminal located in Big Sandy, Texas, along with the underlying real property, and other related assets.

Marketing Segment Pipelines

We own seven product pipelines of approximately 114 miles between our refined product terminals in Abilene and San Angelo, Texas, which includes a line connecting our facility to Dyess Air Force Base. These refined product pipelines include:

•	an eight-inch pipeline from a Magellan Pipeline custody transfer point at Tye Station to the Abilene terminal;

•	a 13.5 mile, four-inch pipeline from the Abilene terminal to the Magellan Pipeline tie-in;

•	a 76.5 mile, six-inch pipeline system from the Magellan Pipeline tie-in to San Angelo;

•	an idled, 19 mile, eight and five-eighths inch diameter pipeline system originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas; and

•	three other local product pipelines.
We also own approximately 285 miles of pipelines that are used to transport crude oil, including:

•	the 185 mile, 10-inch Paline Pipeline System that runs between Nederland, Texas and Longview.

•	the 65 mile, variable diameter Mc Murrey Pipeline System that runs between our Atlas Tank Farm and the Tyler refinery and the following terminals and tank farms, which are owned and/or leased by us:

◦	Atlas Tank Farm: One 150,000 barrel tank and one 300,000 barrel tank;

◦	Nettleton Station: Five 55,000 barrel tanks;

◦	Bradford Station: One 54,000 barrel tank and one 9,000 barrel tank; and

◦	Arp Station: Two 55,000 barrel tanks.

•	the 35 mile, variable diameter Nettleton Pipeline System that runs from Nettleton Station to Tyler, Texas.
Substantially all of our pipeline systems run across leased land or rights-of-way.

Marketing Segment Supply Agreements

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

Purchases made under these supply agreements accounted for 96.8% of the total purchases made by the marketing segment during the year ended December 31, 2011.

Marketing Segment Customers

We have various types of customers including major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, and independent retail fuel operators. In general, marketing customers typically come from within a 100-mile radius of our terminal operations. Our largest customer accounted for 21.3% of our marketing segment net sales and the top ten customers accounted for 61.3% of the marketing segment net sales in 2011.

Pursuant to arm's length agreements, our marketing segment provides marketing and sales services to the refining segment. In return for these services, the marketing segment receives a service fee based on the number of gallons sold from the Tyler refinery plus a share of any margin above predetermined thresholds. Net fees received from the Tyler refinery under this arrangement were $12.2 million and $10.6 million in 2011 and 2010, respectively, and were eliminated in consolidation. The marketing segment also provides crude transportation and storage to the Tyler refinery through the utilization of certain crude pipeline assets. These fees were $10.1 million and $9.5 million during the years ended December 31, 2011 and 2010, respectively.

Marketing Segment Seasonality

Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. As a result, the operating results of our marketing segment are generally lower for the first and fourth quarters of each year.

Marketing Segment Competition

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

Retail Segment

Overview
As of December 31, 2011, we operated 377 retail fuel and convenience stores located throughout the Southeastern United States. More than 93% of our stores were located in Tennessee, Alabama and Georgia, with additional stores located in Arkansas, Virginia, Kentucky and Mississippi. Our retail locations operate primarily under the MAPCO Express®, MAPCO Mart®, Discount Food Mart, Fast Food and Fuel, East Coast®, Delta Express® and Favorite Markets® brands.
During the past six years we have reimaged or newly constructed approximately 48% of our store network, in each instance conforming to the MAPCO Mart® brand. A reimaged location will typically include the re-configuring of the interior of the store, including remodeling surfaces, as well as replacement of certain inside equipment, remodeling the exterior of the store, and new outdoor signage. During 2011, we spent $23.4 million on the reimaging 51 stores and constructing 2 new stores.
We believe that we have established strong brand recognition and market presence in the major retail markets in which we operate. The local markets where we have strong presence include Nashville, Memphis and the Chattanooga/northern Georgia corridor, and we are building a presence in northern Alabama and parts of Arkansas.
We seek to operate store locations in centralized, high-traffic urban and suburban markets. Our retail strategy employs localized marketing tactics that account for the unique demographic characteristics of each region that we serve. In recent years, we have introduced customized product offerings and promotional strategies to address the unique tastes and preferences of our customers on a market-by-market basis.
Retail Network
The majority of our stores are open 24 hours per day, while all sites are open at least 14 hours per day. Our average store size is approximately 2,520 square feet, with approximately 74.5% of our stores being 2,000 or more square feet.
Our retail fuel and convenience stores typically offer tobacco products and immediately consumable items such as non-alcoholic beverages, beer and a large variety of snacks and prepackaged items. A significant number of the sites also offer state sanctioned lottery games, ATM services and money orders. As of December 31, 2011, we operated 81 quick service restaurants in our store locations. In 49 of these locations, we offer national branded quick service food chains such as Quiznos®, Subway®, Krispy Krunchy Chicken® and Blimpie®. We also have a variety of proprietary in-house, quick service food offerings featuring fried chicken, breakfast biscuits, deli sandwiches and other freshly prepared foods.
Our convenience stores also offer unbranded, “private label” products in select categories. Since launching our first private label products in 2006, private label sales as a percentage of total merchandise sales has grown to more than 3.9% in 2011. Our private label products are generally priced at a substantial discount to their branded, nationally recognized counterparts, yet carry a higher gross profit margin for us, when compared to similar branded products carried in our stores. Our private label program provides quality offerings with price points previously unavailable to our customers in a number of categories. Some of the most recent launches include salty snacks, teas and juices and energy drinks and shots.
Fuel Operations
For 2011, 2010 and 2009, our net fuel sales from continuing operations were 79.9%, 75.9%, and 72.9%, respectively, of total net sales from the continuing operations for our retail segment.

The following table highlights certain information regarding our continuing fuel operations for these years:

	Year Ended December 31,
	2011	2010	2009(1)

Number of stores (end of period)	377	412	442
Average number of stores (during period)	394	428	459
Retail fuel sales (thousands of gallons)	409,446	423,509	434,159
Average retail gallons per store (based on average number of stores) (thousands of gallons)	1,039	990	946
Retail fuel margin (cents per gallon)	$0.162	$0.161	$0.136

(1)	All numbers in this table reflect only continuing operations.

We currently operate a fleet of delivery trucks that deliver approximately one-half of the fuel sold at our retail fuel and convenience stores. We believe that the operation of a proprietary truck fleet enables us to reduce fuel delivery expenses while enhancing service to our locations.
We purchased approximately 60.3% of the fuel sold at our retail fuel and convenience stores in 2011 from four suppliers. The price of fuel purchased is generally based on contracted differentials to local and regional price benchmarks. The initial terms of our supply agreements range from one year to 15 years and generally contain minimum monthly or annual purchase requirements. As of December 31, 2011, we have met our purchase commitments under these contracts and did not carry a liability for the failure to purchase required minimums as of December 31, 2011. We carried liabilities for failure to purchase required contractual volume minimums of $0.2 million as of December 31, 2010.
Merchandise Operations
For 2011, 2010 and 2009, our merchandise sales were 20.1%, 24.1%, and 27.1%, respectively, of total net sales for our retail segment.
The following table highlights certain information regarding our continuing merchandise operations for these years:

	Year Ended December 31,
	2011	2010	2009(1)

Comparable store merchandise sales change (year over year)	2.3%	4.3%	0.4%
Merchandise margin	29.8%	30.5%	30.9%
Total merchandise sales (in thousands)	$374,580	$384,106	$385,559
Average number of stores (during period)	394	428	459
Average merchandise sales per average number of stores (in thousands)	$951	$897	$840

(1)	All numbers in this table reflect only continuing operations.

We purchased approximately 59.1% of our general merchandise, including most tobacco products and grocery items, for 2011 from a single wholesale grocer, Core-Mark International, Inc. (“Core-Mark”) pursuant to a contract that expires at the end of 2013. Our other major suppliers include Coca-Cola®, Pepsi-Cola® and Frito Lay®.
Technology and Store Automation
We continue to invest in our technological infrastructure to enable us to better address the expectations of our customers and improve our operating efficiencies and inventory management.

Most of our stores are connected to a high speed data network and provide near real-time information to our merchandise pricing management and security systems. We believe that these systems provide us more rapid access to data, customized reports and greater ease of use. Our information technology systems help us reduce cash and merchandise shortages and allow us to improve our profitability and strengthen operating and financial performance in multiple ways, including by:

•	Allowing us to determine on a daily basis negative sales trends; for example, merchandise categories that are below budget or below the prior period's results; and

•
Integrating our security video with our point of sales transaction log in a searchable database that allows us to search for footage related to specific transactions enabling the identification of potentially fraudulent transactions and providing examples through which to train our employees.

Dealer-Operated Stores
Our retail segment also includes a wholesale fuel distribution network that supplies 67 dealer-operated retail locations as of December 31, 2011. In 2011, our dealer net sales represented approximately 5.0% of net sales for our retail segment. Our business with dealers includes a variety of contractual arrangements in some of which we pay a commission to the dealer based on profits from the fuel sales, some of in which we supply fuel and invoice the dealer for the cost of fuel plus an agreed upon margin and non-contractual arrangements in which dealers order fuel from us at their discretion.
Retail Segment Seasonality
Demand for gasoline and convenience merchandise is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. Seasonal fluctuations in traffic affect sales of motor fuels and merchandise in our retail fuel and convenience stores. As a result, the operating results of our retail segment are generally lower for the first quarter of the year.
Weather conditions in our operating area also have a significant effect on our operating results. Customers are more likely to purchase higher profit margin items at our retail fuel and convenience stores, such as fast foods, fountain drinks and other beverages and more gasoline during the spring and summer months, thereby typically generating higher revenues and gross margins for us in these periods. Unfavorable weather conditions during these months and a resulting lack of the expected seasonal upswings in traffic and sales could have a negative impact on our results of operations.
Retail Segment Competition
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

Information Technology

We continue to invest in information technology ("IT") as we see the development of IT systems and processes offer a strategic advantage in support of our business units. Significant changes have been applied to the IT organization, including establishment of the Chief Information Officer position, recruitment of seasoned professionals to supplement the current staff, and establishment of IT governance models that validate project priority, and focus resources on the most important business initiatives.

With the acquisition of Lion Oil, we made a strategic decision to standardize our Enterprise Resource Planning tools and foundational systems of record for our El Dorado operations. Business processes are being re-defined to drive a higher level of consistency in our operations utilizing new system tools to enhance the methodology used to produce responsive analytics and predictive analysis. The focus in 2012 is to evaluate standardizing our financial and accounting processes, which will further improve our ability to respond to customer and market requirements.

Most of the retail segment's stores are connected through a high speed network that provides near real time information in support of merchandise pricing management, store security, fraud prevention, in-store training, and customer point of sale processing. The architecture and design of the store systems provide the flexibility to continue the expansion to new services that require access through a secure internet connection adhering to Payment Card Industry ("PCI") data security standards. Our use of custom and off-the-shelf applications and programs gives us the ability to take advantage of standardization, plus offering the flexibility and responsiveness to change.

Governmental Regulation and Environmental Matters
Rate Regulation of Petroleum Pipelines

The rates and terms and conditions of service on certain of our pipelines may be subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (“ICA”) or by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. We are evaluating the extent to which our pipelines are subject to such regulation. To the extent we determine that the rates and terms and conditions of service of our pipelines are subject to regulation, we intend to file tariffs with FERC or the appropriate state regulatory commissions, or, in certain cases, to seek waiver of the requirement to file tariffs, and to comply with all regulatory requirements imposed by those agencies.

The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 (“EPAct 1992”) and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. Under the ICA, shippers may challenge new or existing rates or services. FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period.

While FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier by publishing tariffs and providing transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers, but it exercises light-handed regulation over crude oil and refined products pipelines. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines and have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally.
Environmental Matters

We are subject to various federal, state and local environmental and safety laws enforced by agencies including the EPA, the U.S. Department of Transportation / Pipeline and Hazardous Materials Safety Administration, OSHA, the Texas Commission on Environmental Quality (“TCEQ”), the Texas Railroad Commission, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our refineries, terminals, pipelines, USTs and related operations, and may be subject to revocation, modification and renewal.

These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements as well as evolving interpretations and more strict enforcement of existing laws and regulations.

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

We carried a liability of approximately $12.6 million as of December 31, 2011 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for on-going investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries, for known contamination of soil and groundwater as well as estimated costs for additional issues which have been identified subsequent to the purchase. We expect approximately $1.4 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.2 million in other current assets and $1.2 million in other non-current assets and in our condensed consolidated balance sheet as of December 31, 2011. Approximately $3.0 million of the liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.

Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of December 31, 2011, the amount accrued for such UST related remediation is approximately $0.1 million.

Both of our refineries have negotiated consent decrees, referred to as Global Refining Settlements, with the EPA and the United States Department of Justice ("DOJ") regarding certain Clean Air Act requirements. The State of Arkansas is also a party to the El Dorado refinery consent decree. The El Dorado refinery consent decree was effective in June 2003 and the Tyler refinery consent decree became effective in September 2009. Neither consent decree alleges any violations by Delek pertaining to Delek's operation of the refineries and the prior operators were responsible for payment of the assessed penalties. All capital projects required by the consent decrees have been completed; however, the consent decrees require certain on-going operational changes and work practices. Although the consent decrees will remain in force for several years, we believe any costs resulting from these changes and compliance with the consent decrees will not have a material adverse effect upon our business, financial condition or operations.

The prior owner of the Nettleton pipeline had negotiated a consent decree with the EPA and the DOJ regarding operation of that and other pipelines. As a condition to the purchase of the pipeline, we agreed to be named to the Consent Decree and to operate the pipeline in accordance with certain provisions of the Consent Decree. We were not required to pay any penalties and the prior owner had completed most of the capital projects required for the pipeline prior to the acquisition; however, the consent decree requires certain on-going operational changes and work practices that we do not believe will have a material effect on the operation of the pipeline.

In 2008, the El Dorado refinery signed a Consent Administrative Order (“CAO”) that was in effect through 2009 with the State of Arkansas with regard to wastewater discharges. In conjunction with three other area dischargers, including the city of El Dorado Water Utilities, the El Dorado refinery applied for and was granted a National Pollutant Discharge Elimination System ("NPDES") permit for a combined discharge to the Ouachita River. The permit was contested by several environmental groups and other parties but ultimately upheld by the State of Arkansas Supreme Court in late 2010. The El Dorado refinery is party to an agreement with the other three dischargers to design, construct and jointly operate a 23 mile wastewater pipeline to convey the treated, commingled waste water to the Ouachita River. The U.S. Army Corps of Engineers has issued the required wetlands permits for construction of the pipeline and outfall structure, although environmental groups have threatened to file suit in an attempt to block the permits. Acquisition of the rights-of-way is underway to be followed by detail design and construction. We expect the pipeline to be completed in late 2013. The EPA was not a party to the Arkansas CAO and in late 2011 referred an enforcement action to the DOJ with regard to historical and on-going waste water discharges. We are in discussions with the EPA and the DOJ regarding what, if any, penalties and/or interim actions may be necessary, but do not believe such requirements would have a material adverse effect upon our business, financial condition or operations.

The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and will require the further reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter 2010 to partially reduce gasoline benzene levels. However, it will be necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits were acquired that cover our 2011 obligation, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits. A project to reduce gasoline benzene levels was completed at the El Dorado refinery in June 2011.

Various legislative and regulatory measures to address climate change and greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and newly enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as mobile transportation sources. There are currently no state or regional initiatives for controlling GHG emissions that would affect our refineries. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.

Since the 2010 calendar year, EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Effective January 2, 2011, the EPA began regulating GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration and Federal Operating Permit (Title V) programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies. The EPA has announced its intent to further regulate refinery air emissions, including GHG emissions, through New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants to be proposed in 2012.

In 2010, the EPA and the Department of Transportation's National Highway Traffic Safety Administration ("NHSTA") finalized new standards raising the required Corporate Average Fuel Economy of the nation's passenger fleet by 40% to approximately 35 miles per gallon ("mpg") by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the DOT finalized first-time standards for fuel economy of medium and heavy duty trucks. In December 2011, the EPA and NHTSA proposed further mandated decreases in passenger vehicle GHG emissions and increases in fuel economy beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 mpg by 2025. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed below, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at our refineries, as well as at our convenience stores.

The Energy Independence and Security Act of 2007 (“EISA”) increased the amounts of renewable fuel required by the Energy Policy Act of 2005 to 32 billion gallons by 2022. A rule finalized by the EPA in 2010 to implement RFS 2 requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 7.8% of combined gasoline and diesel volume in 2011, increasing to 9.2% in 2012 and escalating to approximately 18% in 2022. Alternatively, credits, called Renewable Identification Numbers (“RINs”) can be used instead of physically blending biofuels. If adequate supplies of the required types of biofuels are unavailable in volumes sufficient to meet our requirement or if RINs are not available in sufficient volumes or at economical prices, refinery production or profitability could be negatively affected. The rule could also cause decreased crude runs in future years and materially affect profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products. The Tyler refinery began supplying E-10 in January 2008 and biodiesel blends in June 2011. The El Dorado refinery completed a project at the truck loading rack in June 2011 to make E-10 available. We are implementing additional projects at our refineries and terminals that will allow blending increasing amounts of ethanol and biodiesel into our fuels in 2012.

In June 2007, OSHA announced that, under a National Emphasis Program (“NEP”) addressing workplace hazards at petroleum refineries, it would conduct inspections of process safety management programs at approximately 80 refineries nationwide. OSHA conducted an NEP inspection at our Tyler, Texas refinery between February and August of 2008 and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the NEP citations. In April 2009, OSHA conducted a NEP inspection at the El Dorado refinery and assessed a penalty of less than $0.1 million, paid by the previous operator.

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

In addition to OSHA, the Chemical Safety Board and the EPA requested information pertaining to the November 2008 explosion and fire at the Tyler refinery. The EPA conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act and, in late 2011, referred an enforcement action to the DOJ. We are in discussions with EPA and DOJ regarding what, if any, penalties and/or interim actions may be necessary.

Employees

As of December 31, 2011, we had 3,801 employees, of whom 852 were employed in our refining segment, 24 were employed in our marketing segment, 2,842 were employed either full or part-time in our retail segment and 83 were employed by Holdings. As of December 31, 2011, 162 operations and maintenance hourly employees and 40 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2015. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2015.  As of December 31, 2011, 168 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2014. None of our employees in our marketing or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

Trade Names, Service Marks and Trademarks

We regard our intellectual property as being an important factor in the marketing of goods and services in our retail segment. We own, have registered or applied for registration of a variety of trade names, service marks and trademarks for use in our business. We own the following trademark registrations issued by the United States Patent and Trademark Office: MAPCO®, MAPCO MART®, MAPCO EXPRESS & Design®, EAST COAST®, GRILLE MARX®, CAFÉ EXPRESS FINEST COFFEE IN TOWN MAPCO & Design®, GUARANTEED RIGHT! MAPCO EXPRESS & Design®, FAVORITE MARKET®, FLEET ADVANTAGE®, DELTA EXPRESS® and LION & Design®. While we do not have and have not applied for a federally registered trademark for DISCOUNT FOOD MARTtm or FAST FOOD AND FUELtm, we do claim state and/or common law trademark rights in these names. Our right to use the “MAPCO” name is limited to the retail fuel and convenience store industry. We are not otherwise aware of any facts which would negatively impact our continuing use of any of our trade names, service marks or trademarks.

Available Information

Our internet website address is http://www.DelekUS.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (“SEC”) are available on our internet website (in the “Investor Relations” section), free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our corporate governance guidelines, code of business conduct and ethics and the charters of our board of directors' committees in the same website location. Our governance documents are available in print to any stockholder that makes a written request to Secretary, Delek US Holdings, Inc., 7102 Commerce Way, Brentwood, TN 37027.

Glossary of Terms
The following are definitions of certain industry terms used in this Form 10-K:
Alkylation Unit - A refinery unit utilizing an acid catalyst to combine smaller hydrocarbon molecules to form larger molecules in the gasoline boiling range to produce a high octane gasoline blendstock which is referred to as alkylate.
Amine Regeneration Unit (ARU) - A unite that is used to strip out absorbed sulfur-containing gases from the rich amine to restore the amine so it can be re-used again in the process as lean amine to absorb additional sulfur-containing gases (sour gas).
Barrel - A unit of volumetric measurement equivalent to 42 U.S. gallons.
Big Sandy Terminal - that certain (i) light petroleum products terminal located in Big Sandy, Texas, along with the underlying real property, and other related assets, and (ii) the eight inch diameter Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas.
Biodiesel - A renewable fuel produced from vegetable oils or animal fats that can be blended with petroleum derived diesel to produce biodiesel blends for use in diesel engines. Pure biodiesel is referred to as B100, whereas blends of biodiesel are referenced by how much biodiesel is in the blend (e.g., a B5 blend contains five volume percent biodiesel and 95 volume percent ULSD).

Blendstocks - Various products or intermediate streams that are combined with other components of similar type and distillation range to produce finished gasoline, diesel fuel or other refined products. Blendstocks may include natural gasoline, hydrotreated Fluid Catalytic Cracking Unit gasoline, alkylate, ethanol, reformate, butane, diesel, biodiesel, kerosene, light cycle oil or slurry, among others.
Bpd/bpd - Barrels per calendar day.
Brent Crude (Brent) - a light, sweet crude oil, though not as light as WTI. Brent is the leading global price benchmark for Atlantic basin crude oils.
CBOB - Motor gasoline blending components intended for blending with oxygenates, such as ethanol, to produce finished conventional motor gasoline.
Crude Distillation Capacity, Nameplate Capacity or Production Capacity - The maximum sustainable capacity for a refinery or process unit for a given feedstock quality and severity level, measured in barrels per day.
Delayed Coking Unit (Coker) - A refinery unit that processes ("cracks") heavy oils, such as the bottom cuts of crude oil from the crude or vacuum units, to produce blendstocks for light transportation fuels or feedstocks for other units and petroleum coke.
Distillates - Products or intermediates that are normally initially produced via distillation and then further processed to produce finished fuels or blendstocks including gasoline, kerosene, jet fuel and diesel.
El Dorado Pipeline System (El Dorado Pipeline) - that certain pipeline system consisting of (i) approximately 28.2 miles of 12 inch in diameter crude pipelines located in Arkansas; (ii) approximately 16 miles of variable diameter refined product pipelines located in Arkansas and which have access to the Enterprise Pipeline System; and (iii) related tank farms.
Enterprise Products Pipeline System (Enterprise Pipeline System) - a major product pipeline transport system that reaches from the Gulf Coast into the Northeastern United States.
Ethanol - An oxygenated blendstock that is blended with sub-grade (CBOB) or conventional gasoline to produce a finished gasoline.
E-10 - A 90% gasoline-10% ethanol blend.
E-15 - An 85% gasoline-15% ethanol blend.
Fluid Catalytic Cracking Unit or FCC Unit - A refinery unit that uses fluidized catalyst at high temperatures to crack large hydrocarbon molecules into smaller, higher-valued molecules (LPG, gasoline, LCO, etc.).
Feedstocks - Crude oil and petroleum products used as inputs in refining processes.
Gulf Coast 5−3−2 crack spread or Gulf Coast crack spread - A crack spread reflecting the approximate gross margin resulting from processing one barrel of crude oil into three-fifths of a barrel of gasoline and two-fifths of a barrel of high sulfur diesel, utilizing the market prices of WTI crude oil, U.S. Gulf Coast Pipeline Conventional 87 CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil.
Gulf Coast Region - commonly referred to as PADD III, includes the states of Texas, Arkansas, Louisianna, Mississippi, Alabama and New Mexico.
Hydrotreating Unit - A refinery unit that removes sulfur and other contaminants from hydrocarbons at high temperatures and moderate to high pressure in the presence of catalysts and hydrogen. When used to process fuels, this unit reduces the sulfur dioxide emissions from these fuels.
Isomerization Unit - A refinery unit altering the arrangement of a molecule in the presence of a catalyst and hydrogen to produce a more valuable molecule, typically used to increase the octane of gasoline blendstocks.
Jobbers - Retail stations owned by third-parties that sell products purchased from or through us.

LPG - Liquefied petroleum gas.
Light/Medium/Heavy Crude Oil - Terms used to describe the relative densities of crude oil, normally represented by their API gravities. Light crude oils (those having relatively high API gravities) may be refined into a greater amount of valuable products and is typically more expensive than a heavier crude oil.
Magnolia Pipeline System (Magnolia Pipeline) - that certain pipeline system consisting of approximately 77 miles of variable diameter crude oil pipelines that are located in Louisiana and Arkansas, along with related tanks.
McMurrey Pipeline System (McMurrey Pipeline) - (i) that certain approximately 65 mile, variable diameter pipeline and pump system that runs between our Atlas Tank Farm outside of Longview, Texas and the Tyler refinery; (ii) the Atlas Tank Farm, which contains one 150,000 barrel tank and one 300,000 barrel tank; (iii) Nettleton Station, which contains five 55,000 barrel tanks; (iv) Bradford Station, which contains one 54,000 barrel tank and one 9,000 barrel tank; and (v) Arp Station, which contains two 55,000 barrel tanks.
Midwest/Mid-Continent Region - commonly referred to as PADD II, includes the states of North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Minnesota, Iowa, Missouri, Wisconsin, Illinois, Michigan, Indiana, Ohio, Kentucky and Tennessee.
NaSH Unit - A refinery process that uses caustic to capture hydrogen sulfide from sour gas streams to produce sodium hydrosulfide.
Naphtha - A hydrocarbon fraction that is used as a gasoline blending component, a feedstock for reforming and as a petrochemical feedstock.
Nettleton Pipeline System (Nettleton Pipeline) - that certain approximately 35 mile long, variable diameter crude oil pipeline system that runs between our tank farms constituting a portion of the McMurrey Pipeline system to Bullard Junction in Tyler, Texas, at our refinery.
NGL- Natural gas liquids.
New York Mercantile Exchange (NYMEX) - A commodities futures exchange.
Paline Pipeline System (Paline Pipeline) - that certain (i) approximately 185 mile operable crude oil pipeline running between Longview, Texas and the Chevron operated Beaumont terminal and (ii) approximately 7 mile idle pipeline from the Beaumont terminal to Port Arthur, Texas.
Petroleum Administration for Defense District (PADD)- Any of five regions in the United States as set forth by the Department of Energy and used throughout the oil industry for geographic reference. Our refineries operate in PADD III, commonly referred to as the Gulf Coast region.
Petroleum Coke - A coal-like substance produced as a byproduct during the Delayed Coking refining process.
Refining margin or crack spread - A metric used in the refining industry to assess a refinery's product margins by comparing the difference between the price of refined products produced at the refinery and the price of crude oil required to produce those products.
Reforming Unit - A refinery unit that uses high temperature, moderate pressure and catalyst to create petrochemical feedstocks, high octane gasoline blendstocks and hydrogen.
Renewable Fuels Standard 2 (RFS-2) - An EPA regulation promulgated pursuant to the Energy Independence and Security Act of 2007 which requires most refineries to blend increasing amounts of renewable fuels (including biodiesel and ethanol) with refined products.
Roofing flux - An asphalt-like product used to make roofing shingles for the housing industry.
Sweet/Sour crude oil - Terms used to describe the relative sulfur content of crude oil. Sweet crude oil is relatively low in sulfur content; sour crude oil is relatively high in sulfur content. Sweet crude oil requires less processing to remove sulfur and is typically more expensive than sour crude oil.

Throughput - The quantity of crude oil and feedstocks processed through a refinery or a refinery unit.
Turnaround - A periodic shutdown of refinery process unites to perform routine maintenance to restore the operation of the equipment to its former level of performance. Turnaround activities normally include cleaning, inspection, refurbishment and equipment and piping repair and replacements. It is also common to use turnaround periods to change catalysts or to implement capital project improvements.
Ultra-Low Sulfur Diesel (ULSD) - Diesel fuel produced with a lower sulfur content (15 ppm) to reduce sulfur dioxide emissions. ULSD is the only diesel fuel that may be used for on-road and most other applications in the U.S.
U.S. Gulf Coast Pipeline Conventional 87 CBOB or U.S. Gulf Coast Unleaded Gasoline - a grade of gasoline commonly marketed as Regular Unleaded at retail locations. This is the standard by which Gulf Coast gasoline products are priced.
U.S. Gulf Coast Pipeline No. 2 Heating Oil - a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other Gulf Coast distillate products (such as ultra-low sulfur diesel) are priced.
UST - Underground storage tank.
Vacuum Distillation Unit - A refinery unit that distills heavy crude oils under deep vacuum to allow their separation without coking.
West Texas Intermediate Crude Oil (WTI) - a light, sweet crude oil characterized by an API gravity between 38 and 40 and a sulfur content of less than 0.4 weight percent that is used as a benchmark for other crude oils.
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

Our earnings, cash flow and profitability from our refining operations are substantially determined by the difference between the market price of refined products and the market price of crude oil, which is referred to as the crack spread or refining margin. Refining margins historically have been volatile and are likely to continue to be volatile, as a result of numerous factors beyond our control, including volatility in the prices of the various types of crude oil and other feedstocks purchased by our refineries, volatility in the costs of natural gas and electricity used by our refineries, and volatility in the prices of gasoline and other refined petroleum products sold by our refineries. Our acquisition of the El Dorado refinery in April 2011 more than doubled our refining capacity and increased our exposure to this volatility.

For example, although there are differences between published prices and margins and those experienced in our operations, certain published data illustrate the volatility we encounter. The NYMEX price for domestic light sweet crude oil (NYMEX: CL), the U.S. Gulf Coast price for unleaded gasoline (Platts U.S. Gulf Coast Pipeline Conventional 87 CBOB) and the Gulf Coast 5-3-2 crack spread have fluctuated between the following highs and lows during the preceding three calendar years:

	Year Ended		Year Ended		Year Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Low	High	Low	High	Low	High

NYMEX crude oil (per barrel)	$75.67	$113.93	$68.01	$91.51	$33.98	$81.37
US Gulf Coast Unleaded Gasoline (per gallon)	$2.31	$3.40	$1.83	$2.41	$1.04	$2.05
US Gulf Coast crack spread (per barrel)	$10.40	$36.64	$4.58	$14.26	$1.89	$18.97

Such volatility is affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign supply and demand for crude oil and refined products;

•	investor speculation in commodities;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, Africa, the former Soviet Union, and South America;

•	the level of foreign and domestic production of crude oil and refined petroleum products;

•	the ability of the members of the Organization of Petroleum Exporting Countries to maintain oil price and production controls;

•	pricing and other actions taken by competitors that impact the market;

•	the level of crude oil, other feedstocks and refined petroleum products imported into and exported out of the United States;

•	excess capacity and utilization rates of refineries worldwide;

•	development and marketing of alternative and competing fuels, such as ethanol and biodiesel;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

•	events that cause disruptions in our distribution channels;

•	local factors, including market conditions, adverse weather conditions and the level of operations of other refineries and pipelines in our markets;

•
accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our refineries or the supply and delivery of crude oil from third parties; and

•	U.S. government regulations.
The crude oil we purchase and the refined products we sell are commodities whose prices are mainly determined by market forces beyond our control. While an increase or decrease in the price of crude oil will often result in a corresponding increase or decrease in the wholesale price of refined products, a change in the price of one commodity does not always result in a corresponding change in the other. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices could also have a significant negative effect on our results of operations and cash flows. This is especially true for non-transportation refined products such as asphalt, butane, coke, sulfur, propane and slurry whose prices are less likely to correlate to fluctuations in the price of crude oil, all of which we produce at our refineries.

In addition, our Tyler refinery has historically processed primarily light sweet crude oils, while our El Dorado refinery processes primarily sour crude oils. Due to increasing demand for lower sulfur fuels, light sweet crude oils have historically been more costly than heavy sour crude oils, and an increase in the cost of light sweet crude oils could have a material adverse effect on our business, financial condition and results of operations.

Also, the price for a significant portion of the crude oil processed at our refineries is based upon the WTI benchmark for such oil rather than the Brent benchmark. Although these two benchmarks have historically been similarly priced, elevated inventories of WTI-priced crude oil in the Mid-Continent have caused WTI prices to fall significantly below the Brent benchmark in recent months. During the year ended December 31, 2011, this differential ranged from a high of $27.88 to a low of $3.29. A substantial or prolonged narrowing in (or inversion to) the price differential between the WTI and Brent benchmarks for any reason, including, without limitation, actual or perceived reductions in Mid-Continent inventories, could negatively impact our earnings and cash flows. In addition, because the premium or discount we pay for a portion of the crude oil processed at our refineries is established based upon this differential during the month prior to the month in which the crude oil is processed, rapid decreases in the differential may negatively affect our results of operations and cash flows.

Finally, higher refined product prices often result in negative consequences for our retail operations such as higher credit card expenses (because credit card interchange fees are typically calculated as a percentage of the transaction amount rather than a percentage of gallons sold), lower retail fuel gross margin per gallon, reduced demand for refined products, fewer retail gallons sold and fewer retail merchandise transactions.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.

Our industry is subject to extensive laws, regulations and other requirements including, but not limited to, those relating to the environment, safety, pipeline tariffs, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility, the sale of alcohol and tobacco and other requirements. These laws and regulations are enforced by federal agencies including the EPA, the DOT / PHMSA / FMCSA, the OSHA and the FERC, and state agencies such as the TCEQ and ADEQ, the TRRC and the TDEC as well as numerous other state and federal agencies. A violation of any of these requirements could have a material adverse effect on our business, financial condition and results of operations. For example, OSHA and the EPA commenced investigations of the Tyler refinery following the accident that occurred there in November 2008. OSHA concluded its inspection in May 2009 and issued citations assessing an aggregate penalty of approximately $0.2 million. We are contesting the citations and fines and do not believe the outcome will have a material effect on our business. The investigation is ongoing and we cannot assure you as to the outcome of the EPA's investigation including any possible penalties that may arise.

Ongoing compliance with laws, regulations and other requirements could also have a material adverse effect on our business, financial condition and results of operations. Under various federal, state and local environmental requirements, as the owner or operator of refineries and retail locations, we may be liable for the costs of removal or remediation of contamination at our existing or former locations, whether we knew of, or were responsible for, the presence of such contamination. We have incurred such liability in the past and several of our current and former locations are the subject of ongoing remediation projects. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of these substances at sites where they are located, regardless of whether the site is owned or operated by that person. We typically arrange for the treatment or disposal of hazardous substances in our refining operations. We do not typically do so in our retail operations, but we may nonetheless be deemed to have arranged for the disposal or treatment of hazardous substances. Therefore, we may be liable for removal or remediation costs, as well as other related costs, including fines, penalties and damages resulting from injuries to persons, property and natural resources. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire.

In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. Companies in the petroleum industry, such as us, are often the target of activist and regulatory activity regarding pricing, safety, environmental compliance, derivatives trading and other business practices which could result in price controls, fines, increased taxes or other actions affecting the conduct of our business. For example, consumer activists are lobbying various authorities to enact laws and regulations mandating the removal of tetra-ethyl lead from aviation gasoline. Others activists seek to require the use of temperature compensation devices for fuel dispensed at our retail stores.

Various legislative and regulatory measures to address climate change and GHG emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and newly enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as mobile transportation sources. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating costs. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in the prices of refined products resulting from such increased costs could have a material adverse effect on our business, financial condition or results of operations.

Since the 2010 calendar year, EPA rules require us to report GHG emissions from our refinery operations and consumer use of products produced at our refineries on an annual basis. While the cost of compliance with the rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHGs. In January 2011, the EPA began regulating GHG emissions from refineries and other major sources through the PSD and Federal Operating Permit (Title V) programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies. The EPA has announced its intent for further regulation of refinery GHG emissions through a New Source Performance Standard ("NSPS") to be finalized in 2012. GHG regulation could also impact the consumption of refined products, thereby affecting our refinery operations.

The EPA issued final rules for gasoline formulation that require the reduction of average benzene content beginning January 1, 2011. We currently purchase credits to comply with these content requirements for one of our refineries but there can be no assurance that such credits will be available or that we will continue to be able to purchase available credits at reasonable prices. Finally, the EPA has announced their intention to propose or finalize additional Maximum Achievable Control Technologies and NSPSs in 2012 for a variety of refinery sources (such as cokers, flares, boilers/heaters and other process units) as well as Tier 3 gasoline standards that would require a further reduction in sulfur content and vapor pressure. Compliance with any future legislation or regulation of temperature compensation, GHG emissions, sulfur, benzene or other toxic content or vapor pressure may result in increased capital and operating costs and may have a material adverse effect on our results of operations and financial condition.

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

We operate independent refineries which may not be able to withstand volatile market conditions, compete on the basis of price or obtain sufficient quantities of crude oil in times of shortage to the same extent as integrated, multinational oil companies.

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

We do not engage in the petroleum exploration and production business and therefore do not produce any of our own crude oil feedstocks. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production. Competitors that have their own crude production are at times able to offset losses from refining operations with profits from producing operations and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. In addition, we compete with other industries, such as wind, solar and hydropower that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual customers. If we are unable to compete effectively with these competitors, both within and outside our industry, there could be a material adverse effect on our business, financial condition, and results of operations.

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

Decreases in commodity prices may lessen our borrowing capacities, increase collateral requirements for derivative instruments or cause a write-down of inventory.

The nature of our business requires us to maintain substantial quantities of crude oil, refined petroleum product and blendstock inventories. Because crude oil and refined petroleum products are commodities, we have no control over the changing market value of these inventories. For example, reductions in the value of our inventories or accounts receivable as a result of lower commodity prices could result in a reduction in our borrowing base under the revolving credit facility for the Tyler refinery and a reduction in the amount of financial resources available to meet the Tyler refinery's capital requirements. Further, if at any time our availability under the revolving credit facility falls below certain thresholds, we may be required to take steps to reduce our utilization under the credit facility. In addition, decreases in commodity prices may require us to post substantial amounts of cash collateral to our hedging counterparties in order to maintain any hedging positions. Finally, because our inventory is valued at the lower of cost or market value, we would record a write-down of inventory and a non-cash charge to cost of sales if the market value of our inventory were to decline to an amount below our cost.

A terrorist attack on our assets, or threats of war or actual war, may hinder or prevent us from conducting our business.

Terrorist attacks in the United States, as well as events occurring in response or similar to or in connection with them, including political instability in various Middle Eastern countries, may harm our business. Energy-related assets (which could include refineries, pipelines and terminals such as ours) may be at greater risk of future terrorist attacks than other possible targets in the United States. In addition, the State of Israel, where our majority stockholder, Delek Group, is based, has suffered armed conflicts and political instability in recent years. We may be more susceptible to terrorist attack as a result of our connection to an Israeli owner. Four of our directors resided in Israel as of December 31, 2011.

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

Increased consumption of alternative transportation fuels and increased use of alternative means of transportation could lead to a decrease in transportation fuel prices and/or a reduction in demand for petroleum-based transportation fuels.

Regulatory initiatives have required an increase in the consumption of renewable transportation fuels such as ethanol and biodiesel and consumer acceptance of alternative means of transportation such as electric and hybrid vehicles is increasing. Increased use of renewable fuels and alternative means of transportation may result in a decrease in demand for petroleum-based transportation fuels. Increased use of renewable fuels may also result in an increase in transportation fuel supply relative to decreased demand and a corresponding decrease in margins. A significant decrease in transportation fuel margins or demand for petroleum-based transportation fuels could have an adverse impact on our financial results. For example, the Energy Policy Act of 2005 and EISA require increasing amounts of renewable fuel be incorporated into the gasoline pool through 2022. A rule finalized by the EPA in 2010, RFS-2, to implement the EISA requires displacement of increasing amounts of petroleum-based transportation fuels with biofuels, beginning with approximately 7.8% in 2011, increasing to 9.2% in 2012 and escalating to 18% or more in 2022, depending on demand for gasoline and diesel. In addition, the EPA may soon allow the widespread use of fuel containing 85% gasoline and 15% ethanol (“E15”). The RFS-2 mandate and widespread use of E15 could cause decreased crude runs and materially affect our profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products.

Increases in required fuel economy and regulation of CO2 emissions from motor vehicles may reduce demand for transportation fuels.

In 2010, the EPA and the NHTSA finalized new standards, raising the required Corporate Average Fuel Economy of the nation's passenger fleet by 40% to approximately 35 mpg by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the Department of Transportation finalized first-time standards for fuel economy of medium and heavy duty trucks. In December 2011, the EPA and NHTSA proposed further mandated decreases in passenger vehicle GHG emissions and increases in fuel economy beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 MPG by 2025. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at our refineries and convenience stores.

Risks Relating to Our Business

We are particularly vulnerable to disruptions to our refining operations, because our refining operations are concentrated in two facilities.

Because all of our refining operations are concentrated in the Tyler and El Dorado refineries, significant disruptions at either facility could have a material adverse effect on our business, financial condition or results of operations. Refining segment contribution margin comprised approximately 83.5%, 39.8% and 60.3% of our consolidated contribution margin for the 2011, 2010 and 2009 fiscal years, respectively. We expect to perform a maintenance turnaround of each processing unit at each of our refineries, beginning in 2013 and ending in 2014. Depending on which units are affected, all or a portion of each refinery's production may be disrupted during a turnaround.

In addition, our refineries consist of many processing units, a number of which have been in operation for many years. Even if properly maintained, equipment may require significant capital expenditures to maintain desired efficiencies. One or more of the units may require additional unscheduled down time for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround. For example, operations at the Tyler refinery were suspended for approximately one week of unscheduled down time in the third quarter of 2010 and an explosion and fire at the refinery in November 2008 suspended operations for more than five months.

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

We may experience unanticipated increases in the cost, scope and completion time for our improvement, maintenance and repair projects at our refineries. Refinery projects are generally initiated to increase the yields of higher-value products, increase our ability to process lower cost crude oils, increase production capacity, meet new regulatory requirements or maintain the safe operations of our existing assets. Equipment that we require to complete these projects may be unavailable to us at expected costs or within expected time periods. Additionally, employee or contractor labor expense may exceed our expectations. Due to these or other factors beyond our control, we may be unable to complete these projects within anticipated cost parameters and timelines. In addition, the benefits we realize from completed projects may take longer to achieve and/or be less than we anticipated. Our inability to complete and/or realize the benefits of refinery projects in a cost-efficient and timely manner could have a material adverse effect on our business, financial condition and results of operations.

The dangers inherent in our operations could cause disruptions and expose us to potentially significant costs and liabilities.

Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate and refined petroleum products. These hazards and risks include, but are not limited to, natural or weather-related disasters, fires, explosions, pipeline ruptures and spills, third party interference and mechanical failure of equipment at our or third-party facilities, and other events beyond our control. The occurrence of any of these events could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or death and other damage to our properties and the properties of others. For example, an incident at our Tyler refinery in November 2008 resulted in two employee deaths and a suspension of production that continued until May 2009.

Because of these inherent dangers, our refining operations are subject to various laws and regulations relating to occupational health and safety and environmental protection. Continued efforts to comply with applicable laws and regulations related to health, safety and the environment, or a finding of non-compliance with current regulations, could result in additional capital expenditures or operating expenses, as well as fines and penalties. For example, OSHA commenced an investigation of the Tyler refinery following the November 2008 incident and issued citations in May 2009 assessing an aggregate penalty of approximately $0.2 million.

In addition, our refineries are located in populated areas. Any release of hazardous material or catastrophic event could affect our employees and contractors at the refinery as well as persons outside the refinery grounds. In the event that personal injuries or deaths result from such events, we would likely incur substantial legal costs and liabilities. The extent of these costs and liabilities could exceed the limits of our available insurance. As a result, any such event could have a material adverse effect on our business, results of operations and cash flows.

We also operate a fleet of fuel delivery and other trucks. These trucks regularly transport highly combustible motor fuels and other hazardous substances on public roads. A motor vehicle accident involving one of our trucks could result in significant personal injuries and/or property damage.

From time to time, our cash and credit needs may exceed our internally generated cash flow and available credit, and our business could be materially and adversely affected if we are not able to obtain the necessary cash or credit from financing sources.

We have significant short-term cash needs to satisfy working capital requirements such as crude oil purchases which fluctuate with the pricing and sourcing of crude oil. We rely in part on our access to credit to purchase crude oil for our refineries. If the price of crude oil increases significantly, we may not have sufficient available credit, and may not be able to sufficiently increase such availability, under our existing credit facilities or other arrangements to purchase enough crude oil to operate our refineries at full capacity. Our failure to operate our refineries at full capacity could have a material adverse effect on our business, financial condition and results of operations. We also have significant long-term needs for cash, including any expansion and upgrade plans, as well as for regulatory compliance.

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

We have a significant amount of debt. As of December 31, 2011, we had total debt of $432.6 million, including current maturities of $74.2 million. In addition to our outstanding debt, as of December 31, 2011, our letters of credit issued under our various credit facilities were $259.2 million. Our borrowing availability under our various credit facilities as of December 31, 2011 was $225.8 million.

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

•
place us at a disadvantage relative to our competitors that have less indebtedness or better access to capital by, for example, limiting our ability to enter into new markets, upgrade our refining assets, renovate our stores or pursue acquisitions or other business opportunities;

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

•
enter into some intercompany arrangements and make some intercompany payments, which in some instances could restrict our ability to use the assets, cash flow or earnings of one segment to support another segment.

Other restrictive covenants require that we meet certain financial covenants, including leverage coverage, fixed charge coverage, and net worth tests as described in the credit facility agreements. In addition, the covenant requirements of our various credit agreements require us to make many subjective determinations pertaining to our compliance thereto and exercise good faith judgment in determining our compliance. Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. If we breach any of the restrictions or covenants in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders' commitments to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these immediate payments. In addition, our obligations under our credit facilities are secured by substantially all of our assets. If we are unable to timely repay our indebtedness under our credit facilities, the lenders could seek to foreclose on the assets or we may be required to contribute additional capital to our subsidiaries. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Changes in our credit profile could affect our relationships with our suppliers, which could have a material adverse effect on our liquidity and our ability to operate our refineries at full capacity.

Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments. As a result, suppliers could shorten the payment terms of their invoices with us or require us to provide significant collateral to them that we do not currently provide. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, as well as the historical volatility of crude oil pricing, any imposition by our suppliers of more burdensome payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This in turn could cause us to be unable to operate our refineries at full capacity. A failure to operate our refineries at full capacity could adversely affect our profitability and cash flows.

Termination of our Supply and Offtake Agreement could have a material adverse effect on our liquidity.
We entered into a Master Supply and Offtake Agreement (“Supply and Offtake Agreement”) with J. Aron at the closing of the Lion Acquisition. Pursuant to the Supply and Offtake Agreement, J. Aron purchased a majority of the crude oil and refined products in Lion Oil’s inventory at market prices. The Supply and Offtake Agreement expires on April 29, 2014; however, upon any termination, including in connection with a force majeure or default, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. Additionally, upon termination, we will be required to repurchase or refinance the consigned crude oil and refined products from J. Aron at then market prices, which may have a material impact on our working capital needs. At December 31, 2011, we had approximately 3.0 million barrels of inventory consigned to J. Aron and we have recorded a liability associated with this consigned inventory of $298.8 million.

Interruptions or limitations in the supply and delivery of crude oil or distribution of refined products may negatively affect our refining operations and inhibit the growth of our refining operations.

We rely upon third party transportation systems for the delivery of crude oil to our refineries. We could experience an interruption or reduction of supply and delivery, or an increased cost of receiving crude oil, if the ability of these third party systems to transport crude oil is disrupted because of accidents, adverse weather conditions, governmental regulation, terrorism, maintenance or failure of pipelines or other delivery systems, other third-party action or other events beyond our control. The unavailability for our use for a prolonged period of time of any system of delivery of crude oil could have a material adverse effect on our business, financial condition or results of operations. For example, as a result of flooding along the Mississippi River in May 2011, a pipeline operator temporarily suspended crude oil shipments on a pipeline system that supplies significant amounts of crude oil to the El Dorado refinery. As a result, the El Dorado refinery operated at reduced rates until the pipeline system resumed normal operations approximately five weeks later.

Moreover, interruptions in delivery or limitations in delivery capacity may not allow our refining operations to draw sufficient crude oil to support current refinery production or increases in refining output. In order to maintain or materially increase refining output, existing crude delivery systems may require upgrades or supplementation, which may require substantial additional capital expenditures.

In addition, the El Dorado refinery distributes most of its light product production through a third-party pipeline system. An interruption or change in the operation of the third-party pipeline system may result in a material restriction to our distribution channels, and, because demand in the El Dorado market is limited, may cause us to reduce production and may have a material adverse affect on our business, financial condition and results of operations.

Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.

We carry property, business interruption, pollution and casualty insurance, but we do not maintain insurance coverage against all potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. In addition, because our business interruption policy does not cover losses during the first 21 to 45 days of the interruption, a significant part or all of a business interruption loss could be uninsured. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

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

A significant part of our growth strategy is to acquire assets such as refineries, pipelines, terminals, and retail fuel and convenience stores that complement our existing sites or broaden our geographic presence. If attractive opportunities arise, we may also acquire assets in new lines of business that are complementary to our existing businesses. Through eleven major transactions spanning from our inception in 2001 through December 2011, we acquired the Tyler and El Dorado refineries, acquired approximately 500 retail fuel and convenience stores and developed our wholesale fuel business. We expect to continue to acquire retail fuel and convenience stores, refinery assets and product terminals and pipelines as a major element of our growth strategy, however:

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

•	the need to complete numerous acquisitions will require significant amounts of our management's time;

•	we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions; and

•
as a public company, we are subject to reporting obligations, internal controls and other accounting requirements with respect to any business we acquire, which may prevent or negatively affect the valuation of some acquisitions we might otherwise deem favorable or increase our acquisition costs. For example, prior to April 2011, the El Dorado refinery was controlled by a privately held entity that was not required to comply with public financial reporting obligations such as the Securities Exchange Act of 1934 and the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Now that we control the El Dorado refinery, we must ensure that it maintains disclosure controls and procedures and internal control over financial reporting as required by the Securities Exchange Act of 1934.

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

•
acquired assets may suffer a diminishment in fair value as a result of which we may need to record a write-down or impairment, as in the case of the $60.0 million impairment of our minority investment in Lion Oil in the fourth quarter of 2010;

•	we may fail to grow our existing systems, financial controls, information systems, management resources and human resources in a manner that effectively supports our growth;

•
to the extent that we acquire assets in complementary new lines of business, we may become subject to additional regulatory requirements and additional risks that are characteristic or typical of these new lines of business; and

•
to the extent that we acquire equity interests in entities that control assets (rather than acquiring the assets directly), we may assume liabilities that predate our ownership and control of the assets. For example, in April 2011, we acquired a majority of the outstanding shares of common stock of Lion Oil, the Arkansas corporation that owns and operates the El Dorado refinery. Because we acquired the stock of Lion Oil (rather than acquiring the refinery assets directly), we may be subject to Lion Oil's historic liabilities.

The occurrence of any of these factors could adversely affect our business, financial condition and results of operations.

We may incur significant costs and liabilities with respect to investigation and remediation of environmental conditions at our refineries.

Prior to our purchase of our refineries, the previous owners had been engaged for many years in the investigation and remediation of liquid hydrocarbons which contaminated soil and groundwater at the purchased facilities. Upon purchase of the facilities, we became responsible and liable for certain costs associated with the continued investigation and remediation of known and unknown impacted areas at the refineries. In the future, it may be necessary to conduct further assessments and remediation efforts at our refinery and pipeline locations. In addition, we have identified and self-reported certain other environmental matters subsequent to our purchase of the refineries.

Based upon environmental evaluations performed internally and by third parties subsequent to the purchase of our refineries, we recorded environmental liabilities of approximately $3.7 million and $8.8 million as of December 31, 2011 for the estimated costs of environmental remediation for the Tyler and El Dorado refineries, respectively. We expect remediation of soil, sediment and groundwater at the refineries to continue for the foreseeable future. The need to make future expenditures for these purposes that exceed the amounts we estimated and accrued for could have a material adverse effect on our business, financial condition and results of operations.

In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire. In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. We anticipate that compliance with environmental, health and safety regulations will require us to spend approximately $8.9 million in capital costs in 2012 and approximately $80.7 million during the next five years.

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

Our Tyler refinery has no access to an outbound pipeline for distribution of our refined petroleum products outside the northeast Texas market.

For the year ended December 31, 2011, nearly all of the refinery sales volume in Tyler was completed through a rack system located at the Tyler refinery. Unlike most other refineries, the Tyler refinery currently has no access to an outbound pipeline for distribution of refined products outside the northeast Texas market. The Tyler refinery's lack of access to an outbound pipeline may limit our ability to attract new customers for our refined petroleum products or increase sales of the Tyler refinery products. If demand for the Tyler refinery's products diminishes within the northeast Texas market, our production may be reduced and our financial results would be adversely affected.

An interruption or termination of supply and delivery of refined products to our wholesale business could result in a decline in our sales and earnings.

Our marketing segment sells refined products produced by refineries owned mostly by third parties. In 2011, our marketing segment received nearly all of its supply of refined products from two suppliers. We could experience an interruption or termination of supply or delivery of refined products if our suppliers partially or completely ceased operations, temporarily or permanently.

The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. In addition, any reduction in capacity of other pipelines that connect with our suppliers' pipelines or our pipelines due to testing, line repair, reduced operating pressures, or other causes could result in reduced volumes of refined product supplied to our marketing business. A reduction in the volume of refined products supplied to our marketing segment could adversely affect our sales and earnings.

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

Our El Dorado refinery's profitability may be impacted by increased competition from refineries that operate in different regions that have access to Canadian and domestic crudes, which, from time to time may be discounted from crudes available to our El Dorado refinery.

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

During the year ended December 31, 2011, we obtained most of our supply of refined products for our marketing segment under contracts that contain provisions that mitigate the market price risk inherent in the purchase and sale of refined products. We cannot assure you that in the future we will be able to negotiate similar market price protections in other contracts that we enter into for the supply of refined products or ethanol. To the extent that we purchase inventory at prices that do not compare favorably to the prices at which we are able to sell refined products, our sales and margins may be adversely affected.

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

The regions in which we operate are susceptible to severe storms including hurricanes, thunderstorms, tornadoes, extended periods of rain, ice storms and snow, all of which we have experienced in the past few years. Inclement weather conditions could damage our facilities, interrupt production, adversely impact consumer behavior, travel and retail fuel and convenience store traffic patterns or interrupt or impede our ability to operate our locations. If such conditions prevail near our refineries, they could interrupt or undermine our ability to produce and transport products from our refineries and receive and distribute products at our terminals. Regional occurrences, such as energy shortages or increases in energy prices, fires and other natural disasters, could also hurt our business. The occurrence of any of these developments could have a material adverse effect on our business, financial condition and results of operations.

Our operating results are seasonal and generally lower in the first and fourth quarters of the year for our refining and marketing segments and in the first quarter of the year for our retail segment. We depend on favorable weather conditions in the spring and summer months.

Demand for gasoline, convenience merchandise and asphalt products is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic and road and home construction. As a result, the operating results of our refining segment and marketing segment are generally lower for the first and fourth quarters of each year. Seasonal fluctuations in traffic also affect sales of motor fuels and merchandise in our retail fuel and convenience stores. As a result, the operating results of our retail segment are generally lower for the first quarter of the year.

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

We purchase a majority of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, Core-Mark, including approximately 59.1% of such merchandise during the year ended December 31, 2011. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship or pricing with our principal merchandise supplier could lead to an increase in our cost of goods or a reduction in the reliability of timely deliveries and could have a material adverse effect on our business, financial condition and results of operations.

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

Wholesale cost increases, vendor pricing programs and tax increases applicable to tobacco products, as well as campaigns to discourage their use, could adversely impact our results of operations in our retail segment.

Sales of tobacco products accounted for approximately 7.9%, 9.6% and 10.9% of total revenues in our retail segment during the 2011, 2010 and 2009 fiscal years, respectively. Our tobacco gross profit accounted for approximately 15.9%, 17.2% and 17.2% of total gross profit in our retail segment during the same periods. Increases in the retail price of tobacco products as a result of increased taxes or wholesale costs could materially impact our cigarette sales volume and/or revenues, merchandise gross profit and overall customer traffic. In addition, national and local campaigns to discourage the use of tobacco products may have an adverse effect on demand for these products. A reduction in cigarette sales volume and/or revenues, merchandise gross profit from tobacco products or overall customer demand for tobacco products could have a material adverse effect on our business, financial condition and results of operations

Major cigarette manufacturers currently offer substantial rebates to us; however, there can be no assurance that such rebate programs will continue. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are decreased or eliminated, our wholesale cigarette costs will increase. For example, certain major cigarette manufacturers have offered rebate programs that provide rebates only if we follow the manufacturer's retail pricing guidelines. If we do not receive the rebates because we do not participate in the program or if the rebates we receive by participating in the program do not offset or surpass the revenue lost as a result of complying with the manufacturer's pricing guidelines, our cigarette gross margin will be adversely impacted. In general, we attempt to pass wholesale price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. In addition, reduced retail display allowances on cigarettes offered by cigarette manufacturers negatively impact gross margins. These factors could materially impact our retail price of cigarettes, cigarette sales volume and/or revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of the workforce at our refineries is unionized, and we may face labor disruptions that would interfere with our operations.

As of December 31, 2011, we employed 272 and 580 people in our Tyler and El Dorado operations, respectively. From among these employees, 162 operations and maintenance hourly employees and 40 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202 at year end. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2015. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2015.  As of December 31, 2011, 168 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2014. Although these collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure you that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on fuel sales at our retail fuel and convenience stores which makes us susceptible to increases in the cost of gasoline and interruptions in fuel supply.

Net fuel sales at stores representing the continuing operations of our retail segment represented approximately 79.9%, 75.9% and 72.9% of total net sales of our retail segment for 2011, 2010 and 2009 respectively. Our dependence on fuel sales makes us susceptible to increases in the cost of gasoline and diesel fuel and fuel profit margins have a significant impact on our earnings. The volume of fuel sold by us and our fuel profit margins are affected by numerous factors beyond our control, including the supply and demand for fuel, volatility in the wholesale fuel market and the pricing policies of competitors in local markets. Although we can rapidly adjust our pump prices to reflect higher fuel costs, a material increase in the price of fuel could adversely affect demand. A material, sudden increase in the cost of fuel that causes our fuel sales to decline could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on fuel sales also makes us susceptible to interruptions in fuel supply. At December 31, 2011, fuel from the Gulf Coast transported to us through the Colonial and Plantation pipelines was the primary source of fuel supply for approximately 86.9% of our retail fuel and convenience stores. To mitigate the risks of cost volatility, we typically have no more than a five day supply of fuel at each of our stores and our fuel contracts do not guarantee an uninterrupted, unlimited supply in the event of a shortage. Gasoline sales generate customer traffic to our retail fuel and convenience stores and any decrease in gasoline sales, whether due to shortage or otherwise, could adversely affect our merchandise sales. A serious interruption in the supply of gasoline to our retail fuel and convenience stores could have a material adverse effect on our business, financial condition and results of operations.

If there is negative publicity concerning our brand names or the brand names of our suppliers, fuel and merchandise sales at certain of our stores may suffer.

We are an independent retailer of fuel that markets some of our products under the major oil company brands Shell, Exxon, BP, Marathon and Conoco. Fuel sold under these major brands represented approximately 32.6% of total fuel sales volume for our retail segment during the year ended December 31, 2011. Negative publicity concerning any of these major oil companies could adversely affect fuel and merchandise sales volumes in our retail segment. For example, the Deepwater Horizon accident in the Gulf of Mexico in April 2010 resulted in consumer boycotts of independent retailers of BP branded fuels. If negative publicity pertaining to the major brands adversely affects our sales volumes, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, we offer food products in our stores that are marketed under our brand names and certain nationally recognized brands such as Subway and Quizno's. Negative publicity, regardless of whether the concerns are valid, concerning food or beverage quality, food or beverage safety or other health concerns, facilities, employee relations or other matters related to our operations may materially adversely affect demand for food and beverages offered in our stores and could result in a decrease in customer traffic to our stores. Additionally, we may be the subject of complaints or litigation arising from food or beverage-related illness or injury in general which could have a negative impact on our business. Health concerns, poor food or beverage quality or operating issues stemming from one store or a limited number of stores can materially adversely affect the operating results of some or all of our stores and harm our proprietary brands.

We may incur losses as a result of our forward contract activities and derivative transactions.

We selectively use derivative financial instruments, such as fuel-related derivative transactions and interest rate swaps and interest rate cap agreements, to partially mitigate the risk of various financial exposures inherent in our business. We expect to continue to enter into these types of transactions. In connection with such derivative transactions, we may be required to make payments to maintain margin accounts and to settle the contracts at their value upon termination. The maintenance of required margin accounts and the settlement of derivative contracts at termination could cause us to suffer losses or limited gains. In particular, derivative transactions could expose us to the risk of financial loss upon unexpected or unusual variations in the sales price of crude oil and that of wholesale gasoline. We cannot assure you that the strategies underlying these transactions will be successful. If any of the instruments we utilize to manage our exposure to various types of risk is not effective, we may incur losses.

We are exposed to certain counter party risks which may adversely impact our results of operations.

We evaluate the creditworthiness of each of our various counterparties but we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition. The deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties) could expose us to an increased risk of nonpayment or other default under our contracts with them. If a material counterparty (or counterparties) default on their obligations to us, this could materially adversely affect our financial condition, results of operations or cash flows. For example, under the terms of the Supply and Offtake Agreement with J. Aron, we granted J. Aron the exclusive right to store and withdraw crude and certain products in the tanks associated with the El Dorado refinery. The Supply and Offtake Agreement also provides that the ownership of substantially all crude oil and certain other refined products in the tanks associated with the refinery will be retained by J. Aron, and that J. Aron will purchase substantially all of the specified refined products processed at the El Dorado refinery. If J. Aron does not timely perform its obligations under the Supply and Offtake Agreement, our results of operations may be adversely impacted.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology systems across our operations, including management of our supply chain, point of sale processing at our retail sites, and various other processes and transactions. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal credit information. In addition, the systems currently used for certain transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put certain payment card data at risk, and these systems are determined and controlled by the payment card industry, and not by us. We have taken the necessary steps to assure the PCI compliance and Data Security Standards are being employed at all our locations. In recent years, several retailers have experienced data breaches resulting in the exposure of sensitive customer data, including payment card information. Any compromise or breach of our information and payment technology systems could cause interruptions in our operations, damage our reputation, reduce our customers' willingness to visit our sites and conduct business with us or expose us to litigation from customer or sanctions from the PCI. Also, we inherited information technology systems and controls in El Dorado that monitor the movement of petroleum products through newly acquired pipeline systems. An undetected failure of these systems could result in environmental damage, operational disruptions, regulatory enforcement or private litigation. Further, the failure of any of our systems to operate effectively, or problems we may experience with transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.

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

On the date of this report, four of our eight directors reside in the State of Israel. As a result, it may be difficult to serve legal process within the United States upon any of these persons. It may also be difficult to enforce, both in and outside the United States, judgments obtained in United States courts against these persons in any action, including actions based upon the civil liability provisions of United States federal or state securities laws, because a substantial portion of the assets of these directors is located outside of the United States. Furthermore, there is substantial doubt that the courts of the State of Israel would enter judgments in original actions brought in those courts predicated on U.S. federal or state securities laws.

If we are, or become, a U.S. real property holding corporation, special tax rules may apply to a sale, exchange or other disposition of common stock and non-U.S. holders may be less inclined to invest in our stock as they may be subject to U.S. federal income tax in certain situations.

A non-U.S. holder of our common stock may be subject to U.S. federal income tax with respect to gain recognized on the sale, exchange or other disposition of our common stock if we are, or were, a “U.S. real property holding corporation” or “USRPHC,” at any time during the shorter of the five-year period ending on the date of the sale or other disposition and the period such non-U.S. holder held our common stock (the shorter period referred to as the “lookback period”). In general, we would be a USRPHC if the fair market value of our “U.S. real property interests,” as such term is defined for U.S. federal income tax purposes, equals or exceeds 50% of the sum of the fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business. The test for determining USRPHC status is applied on certain specific determination dates and is dependent upon a number of factors, some of which are beyond our control (including, for example, fluctuations in the value of our assets). If we are or become a USRPHC, so long as our common stock is regularly traded on an established securities market such as the New York Stock Exchange, only a non-U.S. holder who, actually or constructively, holds or held during the lookback period more than 5% of our common stock will be subject to U.S. federal income tax on the disposition of our common stock.

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

In the past, some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. The filing of a lawsuit against us, regardless of the outcome, could have a material adverse effect on our business, financial condition and results of operations, as it could result in substantial legal costs and a diversion of our management's attention and resources.

Our stockholders may suffer substantial dilution.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for capital. In addition, if we have an immediate need for capital, we may sell securities in the public or private equity markets even when conditions are not otherwise favorable. Our stockholders will suffer dilution if we issue currently unissued shares of our stock in the future in furtherance of our growth strategy. Our stockholders will also suffer dilution if stock, restricted stock units, restricted stock, stock options, stock appreciation rights, warrants or other equity awards, whether currently outstanding or subsequently granted, are exercised.

We are exposed to risks relating to evaluations of internal controls required by Section 404.

To comply with the management certification and auditor attestation requirements of Section 404, we are required to evaluate our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. During this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Under applicable NYSE rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including:

•	the requirement that a majority of its board of directors consist of independent directors;

•	the requirement to have a nominating/corporate governance committee consisting entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

•	the requirement to have a compensation committee consisting entirely of independent directors with a written charter addressing the committee's purpose and responsibilities.
We utilize all of these exemptions except that our compensation committee has a written charter addressing its purpose and responsibilities and our board of directors consists of a majority of independent directors. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our controlling stockholder may have conflicts of interest with other stockholders in the future.

At December 31, 2011, Delek Group beneficially owned approximately 68.5% of our outstanding common stock. As a result, Delek Group and its controlling stockholder, Mr. Sharon, will continue to be able to control the election of our directors, influence our corporate and management policies (including the declaration of dividends) and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. So long as Delek Group continues to own a significant amount of the outstanding shares of our common stock, Delek Group will continue to be able to influence or effectively control our decisions, including whether to pursue or consummate potential mergers or acquisitions, asset sales, and other significant corporate transactions. We cannot provide any assurances that the interests of Delek Group will coincide with the interests of other holders of our common stock.

Future sales of shares of our common stock could depress the price of our common stock.

The market price of our common stock could decline as a result of the introduction of a large number of shares of our common stock into the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2011, 39,736,432 shares of our common stock were controlled by Delek Group. In accordance with Delek Group's registration rights agreement with us, these 39,736,432 shares have been registered for resale by the selling stockholders, in one or more transactions, at their discretion in the future. In addition, in connection with our acquisition of the El Dorado refinery, we issued 3,292,844 shares of our Common Stock to the seller as part of the purchase price for the acquisition.

We depend upon our subsidiaries for cash to meet our obligations and pay any dividends.

We are a holding company. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or pay dividends to our stockholders depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Our subsidiaries' ability to make any payments will depend on many factors, including their earnings, cash flows, the terms of their indebtedness, tax considerations and legal restrictions.

We may be unable to pay future dividends in the anticipated amounts and frequency set forth herein.

We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Our ability to receive dividends and other cash payments from our subsidiaries is restricted under the terms of their respective credit facilities. For example, under the terms of their credit facilities, our subsidiaries are subject to certain customary covenants that limit their ability to, subject to certain exceptions as defined in their respective credit agreements, remit cash to, distribute assets to, or make investments in, us as the parent company. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other cash payments, to us. The declaration of future dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay quarterly cash dividends on our common stock at an annual rate of $0.15 per share, we cannot provide any assurances that any dividends will be paid in the anticipated amounts and frequency set forth herein, if at all.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Refineries

We own two refineries in Tyler, Texas and El Dorado, Arkansas and the land on which those refineries are located. The Tyler refinery is situated on approximately 100 out of a total of approximately 600 acres of land owned by us. The El Dorado refinery consists of approximately 460 acres of which the main plant sits on approximately 335 acres. The results of operation of these assets are included in our refining segment. See also "Refining Segment" included in Item 1, Business, of this Annual Report on Form 10-K.

Terminals and Pipelines

We own the light product truck rack distribution facilities at our Tyler and El Dorado refineries and an asphalt distribution terminal at the El Dorado refinery. We also own two light product distribution terminals, one in each of Nashville and Memphis, Tennessee. All of the above properties are located on real property owned by us. Delek also owns the El Dorado Pipeline System, the Magnolia Pipeline System and 600 miles of crude oil gathering lines, which are located in Louisiana and Arkansas. Substantially all of the pipelines set forth above run across leased land and rights-of-way. The results of operation of these assets are included our refining statement. See also "Refining Segment" included in Item 1, Business, of this Annual Report on Form 10-K.

We own the McMurrey Pipeline System, the Nettleton Pipeline System and the Paline Pipeline System. We also own the Big Sandy Terminal and its associated 19 mile pipeline. Finally, we also own light products terminals in San Angelo and Abilene, Texas. We own the real property on which these terminals are located, however, all of the pipeline systems set forth above run across leased land and rights-of-way. The results of operation of these assets are included in our marketing segment. See also "Marketing Segment" included in Item 1, Business, of this Annual Report on Form 10-K.

Retail Fuel and Convenience Stores

As of December 31, 2011, we owned the real estate at 217 company operated retail fuel and convenience store locations, and leased the real property at 160 company operated stores. In addition to these stores, we own or lease 12 locations that were either leased or subleased to third party dealers; 55 other dealer sites are owned or leased independently by dealers.

The following table summarizes the real estate position of our retail segment as of December 31, 2011.

State	Company Operated Sites	Dealer Sites	Dealer Sites Not Owned Nor Leased By Us	Owned Sites	Leased Sites	Remaining Lease Term <3 Years (1)	Remaining Lease Term >3 Years (1)
Tennessee	205	21	17	117	92	31	61
Alabama	85	38	33	57	33	7	26
Georgia	62	8	5	37	28	16	12
Arkansas	12	—	—	8	4	3	1
Virginia	8	—	—	—	8	—	8
Kentucky	3	—	—	1	2	1	1
Mississippi	2	—	—	2	—	—	—
Total	377	67	55	222	167	58	109

(1)	Includes options renewable at our discretion; measured as of December 31, 2011.

Most of our retail fuel and convenience store leases are net leases requiring us to pay taxes, insurance and maintenance costs. Of the leases that expire in less than three years, we anticipate that we will be able to negotiate acceptable extensions of the leases for those locations that we intend to continue operating. We believe that none of these leases are individually material. See also "Retail Segment" included in Item 1, Business, of this Annual Report on Form 10-K.

Liens and Encumbrances

The majority of the assets described above are pledged under and encumbered by certain of our debt facilities. See Note 11 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Corporate Headquarters

We lease our corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee. The lease is for 54,000 square feet of office space. The lease term expires in April 2022.

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

In addition, the EPA requested information pertaining to the November 2008 incident at the Tyler refinery and conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act. In late 2011, the EPA referred an enforcement action to the DOJ and we are currently in discussions with EPA and DOJ regarding what, if any, penalties and/or interim actions may be necessary.

Also in late 2011, the EPA referred an enforcement action to the DOJ pertaining to alleged violations of our NPDES wastewater discharge permit at the El Dorado refinery, which the planned construction of a pipeline to the Ouachita River is designed to alleviate. We are in discussion with the EPA and DOJ regarding the nature of those allegations and what, if any, penalties and/or interim actions may be necessary.

Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “DK.” The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period and dividends issued since January 1, 2010:

Period	High Sales Price	Low Sales Price	Regular Dividends Per Common Share	Special Dividends Per Common Share
2010
First Quarter	$8.44	$6.56	$0.0375	None
Second Quarter	$8.25	$6.06	$0.0375	None
Third Quarter	$7.78	$6.22	$0.0375	None
Fourth Quarter	$7.64	$6.65	$0.0375	None
2011
First Quarter	$13.89	$6.83	$0.0375	None
Second Quarter	$15.83	$12.58	$0.0375	None
Third Quarter	$17.50	$11.19	$0.0375	None
Fourth Quarter	$16.85	$9.41	$0.0375	$0.1800

In connection with our initial public offering in May 2006, our Board of Directors announced its intention to pay a regular quarterly cash dividend of $0.0375 per share of our common stock beginning in the fourth quarter of 2006. The dividends paid in 2011 and 2010 totaled approximately $19.5 million and $8.4 million, respectively. As of the date of this filing, we intend to continue to pay quarterly cash dividends on our common stock at the same annual rate of $0.15 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our Board of Directors deems relevant. Except as represented in the table above, we have paid no other cash dividends on our common stock during the two most recent fiscal years.

Holders

As of March 2, 2012, there were approximately 11 common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

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

The following graph and table compare cumulative total returns for our stockholders to the Standard and Poor's 500 Stock Index and a peer group selected by management for the five-year period commencing December 31, 2006 and ending December 31, 2011. The graph assumes a $100 investment made on December 31, 2006. Each of the three measures of cumulative total return assumes reinvestment of dividends. The peer group is comprised of Alon USA Energy, Inc., Casey's General Stores, Inc., HollyFrontier Corporation, The Pantry, Inc., Susser Holdings Corporation, Tesoro Corporation, Valero Energy Corporation and Western Refining, Inc. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008(1)	2007(1)
Statement of Operations Data:	(In millions, except share and per share data)
Net sales:
Refining	$4,634.1	$1,678.2	$882.1	$2,091.8	$1,694.3
Marketing	704.2	484.3	374.4	745.5	626.6
Retail	1,859.4	1,592.3	1,421.5	1,885.7	1,672.9
Other	0.5	0.8	(11.3)	0.7	0.4
Total net sales	7,198.2	3,755.6	2,666.7	4,723.7	3,994.2
Operating costs and expenses:
Cost of goods sold	6,429.9	3,412.9	2,394.1	4,308.1	3,539.2
Operating expenses	320.9	229.5	219.0	240.8	213.8
Impairment of goodwill	2.2	—	7.0	11.2	—
Insurance proceeds — business interruption	—	(12.8)	(64.1)	—	—
Property damage proceeds, net	—	(4.0)	(40.3)	—	—
General and administrative expenses	81.4	59.0	64.3	57.0	54.1
Depreciation and amortization	74.1	61.1	52.4	41.3	32.1
Loss (gain) on sale of assets	3.6	0.7	2.9	(6.8)	—
Total operating costs and expenses	6,912.1	3,746.4	2,635.3	4,651.6	3,839.2
Operating income	286.1	9.2	31.4	72.1	155.0
Interest expense	51.2	34.1	25.5	23.7	30.6
Interest income	—	—	(0.1)	(2.1)	(9.3)
Loss from minority investment(2)	—	—	—	7.9	0.8
(Gain) loss on investment in Lion Oil	(12.9)	60.0	—	—	—
Gain on extinguishment of debt	—	—	—	(1.6)	—
Other expenses, net	—	—	0.6	1.0	2.4
Total non-operating expenses, net	38.3	94.1	26.0	28.9	24.5
Income (loss) from continuing operations before income taxes	247.8	(84.9)	5.4	43.2	130.5
Income tax expense (benefit)	84.7	(5.0)	3.1	18.6	35.0
Income (loss) from continuing operations	163.1	(79.9)	2.3	24.6	95.5
Income (loss) from discontinued operations, net of tax	—	—	(1.6)	1.9	0.9
Net income (loss)	163.1	(79.9)	0.7	26.5	96.4
Net income attributed to non-controlling interest	4.8	—	—	—	—
Net income (loss) attributable to Delek	$158.3	$(79.9)	$0.7	$26.5	$96.4

	Year Ended December 31,
	2011	2010	2009	2008(1)	2007(1)
Statement of Operations Data (Continued):	(In millions, except share and per share data)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$2.80	$(1.47)	$0.04	$0.47	$1.83
(Loss) income from discontinued operations	—	—	(0.03)	0.03	0.02
Basic earnings (loss) per share	$2.80	$(1.47)	$0.01	$0.50	$1.85
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$2.78	$(1.47)	$0.04	$0.46	$1.81
(Loss) income from discontinued operations	—	—	(0.03)	0.03	0.01
Diluted earnings (loss) per share	$2.78	$(1.47)	$0.01	$0.49	$1.82
Weighted average common shares outstanding:
Basic	56,543,977	54,264,763	53,693,258	53,675,145	52,077,893
Diluted	57,026,864	54,264,763	54,484,969	54,401,747	52,850,231
Dividends declared per common share outstanding	$0.33	$0.15	$0.15	$0.15	$0.54

	Year Ended December 31,
	2011	2010	2009	2008(1)	2007(1)
Cash Flow Data:	(In millions)
Cash flows provided by operating activities	$130.1	$71.0	$137.8	$28.6	$179.6
Cash flows used in investing activities	(195.7)	(44.5)	(102.9)	(39.4)	(221.8)
Cash flows provided by (used in) financing activities	242.4	(45.8)	18.2	(78.9)	45.6
Net increase (decrease) in cash and cash equivalents	$176.8	$(19.3)	$53.1	$(89.7)	$3.4

	Year Ended December 31,
	2011	2010	2009	2008(1)	2007(1)
Balance Sheet Data:	(In millions)
Cash and cash equivalents	$225.9	$49.1	$68.4	$15.3	$105.0
Short-term investments	—	—	—	—	44.4
Total current assets	1,050.6	299.4	311.6	194.0	475.3
Property, plant and equipment, net	1,053.8	680.1	692.0	586.6	520.6
Total assets	2,230.6	1,144.6	1,223.0	1,017.2	1,244.3
Total current liabilities	994.7	292.5	322.2	186.2	305.0
Total debt, including current maturities	432.6	295.8	317.1	286.0	355.2
Total non-current liabilities	582.3	408.8	369.8	297.2	426.8
Total shareholders' equity	653.6	443.3	531.0	533.8	512.5
Total liabilities and shareholders' equity	2,230.6	1,144.6	1,223.0	1,017.2	1,244.3

(1)	Operating results for 2008 and 2007 have been restated to reflect the reclassification of the retail segment's remaining nine Virginia stores back to normal operations.

(2)	Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting.

Segment Data(1):

	As of and For the Year Ended December 31, 2011
(In millions)	Refining(2)	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,634.1	$1,859.4	$704.2	$0.5	$7,198.2
Intercompany fees and sales	71.2	—	27.8	(99.0)	—
Operating costs and expenses:
Cost of goods sold	4,140.6	1,679.4	700.5	(90.6)	6,429.9
Operating expenses	193.1	132.6	5.3	(10.1)	320.9
Impairment of goodwill	$—	$2.2	$—	$—	2.2
Segment contribution margin	$371.6	$45.2	$26.2	$2.2	445.2
General and administrative expenses					81.4
Depreciation and amortization					74.1
Loss on sale of assets					3.6
Operating income					$286.1
Total assets	$1,584.5	$411.4	$140.6	$94.1	$2,230.6
Capital spending (excluding business combinations)	$36.0	$36.5	$0.9	$7.6	$81.0

	As of and For the Year Ended December 31, 2010
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,678.2	$1,592.3	$484.3	$0.8	$3,755.6
Intercompany fees and sales	5.0	—	20.1	(25.1)	—
Operating costs and expenses:
Cost of goods sold	1,546.8	1,405.2	476.7	(15.8)	3,412.9
Operating expenses	101.4	134.7	2.9	(9.5)	229.5
Insurance proceeds - business interruption	(12.8)	—	—	—	(12.8)
Property damage proceeds, net	(4.0)	—	—	—	(4.0)
Segment contribution margin	$51.8	$52.4	$24.8	$1.0	130.0
General and administrative expenses					59.0
Depreciation and amortization					61.1
Loss on sale of assets					0.7
Operating income					$9.2
Total assets	$545.1	$420.6	$65.2	$113.7	$1,144.6
Capital spending (excluding business combinations)	$42.3	$14.4	$—	$0.1	$56.8

	As of and For the Year Ended December 31, 2009
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$878.5	$1,421.5	$359.2	$7.5	$2,666.7
Intercompany fees and sales	3.6	—	15.2	(18.8)	—
Operating costs and expenses:
Cost of goods sold	809.6	1,240.8	349.5	(5.8)	2,394.1
Operating expenses	85.9	138.5	1.2	(6.6)	219.0
Impairment of goodwill	—	7.0	—	—	7.0
Insurance proceeds - business interruption	(64.1)	—	—	—	(64.1)
Property damage proceeds, net	(40.3)	—	—	—	(40.3)
Segment contribution margin	$91.0	$35.2	$23.7	$1.1	151.0
General and administrative expenses					64.3
Depreciation and amortization					52.4
Loss on sale of assets					2.9
Operating income					$31.4
Total assets	$573.8	$430.0	$62.3	$156.9	$1,223.0
Capital spending (excluding business combinations)	$155.1	$14.3	$0.5	$0.1	$170.0

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

For the refining segment, cost of goods sold includes all the costs of crude oil, feedstocks and external costs. Operating expenses include the costs associated with the actual operations of the Tyler and El Dorado refineries, excluding depreciation and amortization.

For the marketing segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned terminals, excluding depreciation and amortization, terminaling expense at third-party locations and pipeline maintenance costs.

(2)
In April 2011, we completed the acquisition of a controlling interest in Lion Oil. The operating results of Lion Oil are include in the refining segment for the 247 days Delek operated the El Dorado refinery in 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	volatility in our refining margins or fuel gross profit as a result of volatility in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	diminishment of value in long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends to us or otherwise upstream cash;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis and in our other filings with the SEC.
In light of these risks, uncertainties and assumptions, our actual results of operations and execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements, and you should not place undue reliance upon them. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by any forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition.
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

Executive Summary
Business Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) Refining (2) Marketing and (3) Retail. Our refining segment operates independent refineries in Tyler, Texas and El Dorado, Arkansas with a combined design crude distillation capacity of 140,000 bpd, in addition to product distribution terminals and associated logistics assets. Our marketing segment sells refined products on a wholesale basis in west Texas through both company-owned and third-party terminals and owns and/or operates crude oil pipelines and associated tank farms in east Texas. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 377 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.
Our profitability in the refinery segment is substantially determined by the difference between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include the cost of crude, our primary feedstock, operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the increases in the cost of crude oil are typically reflected in the prices of light refined products, the value of heavier products, such as asphalt, coke, carbon black oil and LPG are less likely to move in parallel with crude cost. This causes additional pressure on our realized margin.
For our Tyler, Texas refinery, we compare our per barrel refined product margin to a well established industry metric, the Gulf Coast crack spread. The Gulf Coast crack spread is used as a benchmark for measuring a refinery's product margins by measuring the difference between the market price of light products and crude oil. It represents the approximate gross margin resulting from processing one barrel of crude oil into three fifths of a barrel of gasoline and two fifths of a barrel of high-sulfur diesel. We calculate the Gulf Coast crack spread using the market value of U.S. Gulf Coast Pipeline Conventional 87 CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the first month futures price of WTI on the NYMEX.
As of the date of this Form 10-K, we have not yet had sufficient operational history to identify a reasonable refined product margin benchmark that would accurately portray our refined product margins at the El Dorado, Arkansas refinery. Furthermore, we anticipate that the quantities and varieties of crude oil processed and products manufactured at the El Dorado refinery may vary, when compared to those crudes processed and products produced under the prior owner.
The cost to acquire the refined fuel products we sell to our wholesale customers in our marketing segment and at our convenience stores in our retail segment depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Our retail merchandise sales are driven by our ability to offer competitive prices on the products we offer, the accessibility of our convenience store locations, our ability to offer a high level of customer service, in addition to our ability to effectively promote our convenience brand in the regional markets we serve. Motor fuel margin is defined as gross sales less the delivered cost of fuel and motor fuel taxes, and is measured on a cents per gallon basis. Our motor fuel margins are impacted by local supply, demand, weather, competitor pricing, blending of renewable fuels and product brand.
As part of our overall business strategy, we regularly evaluate opportunities to expand our portfolio of businesses and may at any time be discussing or negotiating a transaction that, if consummated, could materially effect on our business, financial condition, liquidity or results of operations.
Recent Developments
Crude Supply Update. At our El Dorado refinery, we processed approximately 25,000 bpd of crude oil priced at or below WTI during the fourth quarter 2011. Included in this figure is approximately 15,000 bpd of local Arkansas crude and approximately 10,000 bpd of WTS. The remaining 50,000-55,000 bpd of crude we processed at El Dorado in the fourth quarter included Gulf Coast crudes priced at varying premiums to WTI.
At our Tyler refinery, most of the crude processed during the fourth quarter was priced in parity with WTI, while a portion of our crude slate was priced at a varying premiums to WTI.

Given that WTI was heavily discounted versus competing Gulf Coast crudes, such as Louisiana Light Sweet, during 2011, we were motivated to process incremental volumes of WTI and WTI-linked crude for our refining system. During the next 12-18 months, we intend to increase the quantity of WTI-linked crude being supplied to El Dorado from 25,000 bpd to 50,000 bpd. We are also are making arrangements to lessen the number of premium-priced barrels currently being delivered to Tyler.
Acquisition of Remaining Interests in Lion Oil. In October 2011, we acquired the remaining equity interests in Lion Oil. By assuming sole ownership of Lion Oil, we have increased flexibility with which to pursue a wider range of strategic initiatives capable of unlocking value for our stockholders.
Acquisition of Paline Pipeline System. On December 19, 2011, Delek acquired all of the membership interests of Paline from Ergon Terminaling. Paline owns and operates a10-inch, 185-mile pipeline system. The Paline Pipeline System is a crude line that runs between Nederland, Texas and Longview, Texas. Under the prior owner, Paline had been used to transport Gulf Coast and offshore crudes north into Longview; however, we are nearly finished with a project that will reverse the flow of crude on Paline. We currently have a lease agreement with a major oil company to ship crude that expires in 2014. Delek acquired Paline and all related assets for a purchase price of $50.0 million, consisting of $25.0 million cash and a 3-year, $25.0 million note payable to Ergon.
Economic and Business Environment
For 2011, Delek reported net income from continuing operations of $158.3 million, or $2.78 per diluted share. Our record full-year performance for 2011 was driven by significant contributions from our refining and marketing segments, partially offset by the retail segment. For example:
Refining Segment
Refining Segment contribution margin increased to a record $371.6 million in 2011, compared with $51.8 million in 2010. During 2011, the Company's refining segment benefited from a combination of elevated Gulf Coast refined product margins, increased system reliability and refinery utilization, continued access to substantial volumes of cost-advantaged WTI-linked crude oil throughout the refining system and the addition of Lion Oil to the Company's consolidated results from operations.
The Tyler refinery operated at 93.4% of capacity in 2011, versus 83.3% in 2010. The Tyler refinery sold a record 60,395 bpd in 2011, a 13.2% increase versus the prior year. The Tyler refinery's operating margin, excluding intercompany fees paid to the marketing segment, was $18.47 per barrel sold in 2011, versus $7.55 per barrel sold in 2010. Throughout 2011, the Tyler refinery benefited from an elevated Gulf Coast crack spread and access to cost advantaged feedstocks, including WTI crude oil, which comprised a majority of the refinery's overall crude slate.
The acquisition of Arkansas-based Lion Oil in April 2011 significantly expanded our production and distribution capabilities in new markets. We assumed control of the 80,000 bpd El Dorado refinery and three product terminals, in addition to approximately 600 miles of crude oil gathering system and related logistics assets and crude oil and refined products pipelines with access to the Enterprise Pipeline system. By acquiring these assets, we more than doubled our total production capacity and expanded our wholesale marketing footprint to include parts of Arkansas, Tennessee and the Ohio River Valley region.
The El Dorado refinery operated at 92.2% of capacity during the 247 days Delek operated the facility in 2011. The El Dorado refinery sold 76,153 bpd during the period it was operated by Delek in 2011. The El Dorado refinery's operating margin was $9.02 per barrel sold during the period operated by Delek in 2011. The El Dorado refinery purchased a combination of west Texas, Gulf Coast, domestic offshore and locally-sourced crude oil during 2011.
Marketing Segment
Marketing segment contribution margin increased to $26.2 million in 2011, compared with $24.8 million in 2010. Total average sales volumes per day increased by 7.9% to 15,493 bpd in 2011, the highest average daily sales volumes since 2008. Demand for gasoline and distillate remained strong in the Company's core west Texas markets during the year.
Retail Segment
Retail segment contribution margin declined to $45.2 million in 2011, compared with $52.4 million in 2010. Strong same-store sales of fuel and merchandise, as well as a slight increase in the retail fuel margin, were more than offset by a year-over-year decline in the merchandise margin, as well as higher credit card-related expense. The decline in merchandise margin was due primarily to margin contraction in the cigarette category.

Corporate & Other
Throughout the year, we continued to manage our balance sheet so as to reduce indebtedness, while making strategic investments in Lion Oil and Paline. We also reduced our consolidated net debt position by $40.0 million on a year-over-year basis. We believe this is indicative of our commitment to maintaining a balanced leverage profile.
In addition to allocating capital toward strategic acquisitions and debt reduction, the Board of Directors approved $0.33 per share in cash dividends during 2011, consisting of $0.15 in annualized cash dividends and a special cash dividend of $0.18 paid during the fourth quarter.
Market Trends
Our results of operations are significantly affected by fluctuations in the prices of certain commodities including, though not limited to, crude oil, gasoline, distillate fuel and natural gas and electricity among others. Historically, our profitability has been affected by commodity price volatility, specifically as it relates to the price of crude oil and refined products.
We continually experience volatility in the energy markets. Macroeconomic developments and geopolitical events that transpired during the past year had a significant impact on the cost of crude oil, as well as on refined product margins. During 2011, the price of WTI crude oil increased 19.6% to $95.07 per barrel when compared to 2010, while the Gulf Coast 5-3-2 crack spread increased 189.8% to $22.98 per barrel, versus $7.93 in the prior-year.
The wholesale cost of fuel remained volatile last year, with the Gulf Coast price for unleaded gasoline increasing by 32.4% to $2.74 per gallon in 2011. Should the wholesale cost of fuel continue to escalate without a corresponding increase in retail prices, we could see a contraction in our retail fuel margins. Similarly, should retail prices continue to rise in tandem with wholesale prices, we could experience a decline in demand for refined products which could impact our ability to operate our refineries at elevated rates, as well as our ability to drive traffic to our convenience store locations which, in turn, could impact our same-store sales and gross profit margins. Finally, higher wholesale fuel costs generally result in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we typically see increased usage of credit cards by our customers and pay higher interchange fees, given that credit card fees are paid as a percentage of sales.
The differential between the price per barrel of WTI and competing benchmark crudes, including Brent crude oil, widened substantially during 2011, versus the prior year. The differential averaged $15.87 per barrel in 2011, versus $0.67 per barrel in 2010. Inland refiners with access to discounted WTI or similarly priced crudes were competitively advantaged versus refiners in predominantly coastal markets. Our Tyler and El Dorado refineries both had access to discounted WTI and WTI-linked crudes during 2011 and, during the next 12-18 months, we expect to increase the volume of west Texas sourced crude being supplied to each of our refineries.
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
Seasonality
Demand for gasoline, convenience merchandise and asphalt products is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic and road and home construction, generally resulting in higher margins during the summer months. As a result, the operating results of our refining segment and marketing segment are generally lower for the first and fourth quarters of each year. Seasonal fluctuations in traffic also affect sales of motor fuels and merchandise in our retail fuel and convenience stores. As a result, the operating results of our retail segment are generally lower for the first quarter of the year.
Results of Operations
Consolidated Results of Operations — Comparison of the Year Ended December 31, 2011 versus the Year Ended December 31, 2010
We generated net sales of $7,198.2 million and $3,755.6 million during the years ended December 31, 2011 and 2010, respectively, an increase of $3,442.6 million, or 91.7%. The increase in net sales is primarily due to the acquisition of the El Dorado refinery in April 2011 and increases in fuel sales prices across all of our segments, as well as increased sales volumes at the Tyler refinery and the marketing segment.

Cost of goods sold was $6,429.9 million for the year ended December 31, 2011, compared to $3,412.9 million for the comparable period of 2010, an increase of $3,017.0 million, or 88.4%. The increase in cost of goods sold is primarily the result of the acquisition of the El Dorado refinery in April 2011, increased crude costs at the refining segment and increased fuel costs at the retail and marketing segments. Sales volumes also increased at both the Tyler refinery and the marketing segment.
Operating expenses were $320.9 million for the year ended December 31, 2011 compared to $229.5 million for the prior year period, an increase of $91.4 million, or 39.8%. The acquisition of the El Dorado refinery added $76.8 million in operating expenses during the year ended December 31, 2011. The remainder of the increase in operating expenses can be attributed to increases in environmental, contractor, maintenance, inspection and utilities expenses, due primarily to increased throughputs at the Tyler refinery and maintenance and chemical expenses in the marketing segment. These increases were partially offset by the decrease in the number of stores operated by the retail segment during 2011 as compared to 2010.
During the year ended December 31, 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million was included as business interruption proceeds and $4.2 million was included as property damage proceeds. We incurred $0.2 million of property damage expenses, resulting in a net gain of $4.0 million related to property damage proceeds. We settled all outstanding property damage and business interruption insurance claims relating to the November 2008 explosion and fire in the second quarter 2010.
Goodwill impairment was $2.2 million in 2011 and relates to the write-off of goodwill associated with our purchase of stores from Fast Petroleum, Inc. and affiliates ("Fast Stores"). The impairment taken in 2011 was based on our annual impairment testing performed in the fourth quarter. Our annual impairment testing performed in the fourth quarter of 2010 did not result in goodwill impairment.
General and administrative expenses were $81.4 million for the year ended December 31, 2011 compared to $59.0 million in 2010, an increase of $22.4 million, or 38.0%. The overall increase was primarily due to transaction costs associated with the acquisition of a controlling interest in Lion Oil, which was completed in April 2011, as well as increases due to the management and operation of the El Dorado refinery subsequent to the acquisition.
Depreciation and amortization was $74.1 million and $61.1 million for years ended December 31, 2011 and 2010, respectively, an increase of $13.0 million, or 21.3%. This increase was primarily due to the additional depreciation associated with the assets of Lion Oil acquired in April 2011.
Loss on sale of assets for the year ended 2011 was $3.6 million, which was primarily related to the sale of 18 company-operated retail convenience stores by the retail segment. Loss on sale of assets for the year ended 2010 was $0.7 million and related to the sale of 12 company-operated retail convenience stores and one dealer location by the retail segment.
Interest expense was $51.2 million in the year ended December 31, 2011, compared to $34.1 million for the comparable period of 2010, an increase of $17.1 million, or 50.1%. The increase is attributable to several factors, including $4.2 million of mark-to-market expense related to interest rate swaps and general increases due to the financings associated with the acquisition of Lion Oil.
During the year ended December 31, 2011, in connection with the acquisition of a controlling interest in Lion Oil, we recognized a gain of $12.9 million as a result of remeasuring our prior cost basis interest in Lion Oil at its fair value as of the Lion Acquisition date. In the fourth quarter of 2010, we performed an evaluation of the fair value of our minority investment which resulted in the need to recognize a $60.0 million impairment of our minority investment.
Income tax expense (benefit) was $84.7 million and $(5.0) million during the years ended December 31, 2011 and 2010, respectively, an increase of $89.7 million. Our effective tax rate was 34.2% for the year ended December 31, 2011, compared to 5.9% for 2010. The increase in our effective tax rate in year ended 2011 is due to a valuation allowance related to the impairment of our minority investment in Lion Oil in 2010 and adjustments to our 2009 provision based on the 2009 tax return performed in 2010, which resulted in a significant reduction in our 2010 effective tax rate.  This was partially offset by the gain in our investment in Lion Oil in the year ended 2011, which is not recognized for tax purposes.

Consolidated Results of Operations - Comparison of the Year Ended December 31, 2010 versus the Year Ended December 31, 2009
During the years ended December 31, 2010 and 2009, we generated net sales of $3,755.6 million and $2,666.7 million, respectively. The increase in net sales of $1,088.9 million, or 40.8%, was primarily attributed to higher sales volume at the Tyler refinery due to the resumption of operations after the November 20, 2008 explosion and fire that led to the suspension of operations at the Tyler refinery for the period from November 20, 2008 to May 18, 2009 and higher sales prices due to an increase in commodity prices at all three of our operating segments.
Cost of goods sold was $3,412.9 million in 2010 compared to $2,394.1 million in 2009, an increase of $1,018.8 million or 42.6%. This increase was primarily attributable to higher costs of crude and sales volumes at the Tyler refinery, higher fuel costs at the retail segment and higher product cost per barrel at the marketing segment.
Operating expenses were $229.5 million in 2010 compared to $219.0 million in 2009, an increase of $10.5 million or 4.8%. This increase was primarily driven by the resumption of operations at the Tyler refinery, as well as increased expenses at the refining segment associated with maintenance performed at the Tyler refinery in the third quarter of 2010. These increases were partially offset by a decrease in operating expenses at our retail segment due to a reduction in our retail convenience store count in 2010 from 2009.

During the year ended December 31, 2010, we recognized income from insurance proceeds of $17.0 million related to the November 20, 2008 explosion and fire at the Tyler refinery, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage proceeds. We also recorded expenses during the year ended December 31, 2010 of $0.2 million, resulting in a net gain of $4.0 million related to property damage proceeds. During the year ended December 31, 2009, we recorded insurance proceeds of $116.0 million, of which $64.1 million was included as business interruption proceeds and $51.9 million was included as property damage proceeds. We also recorded expenses of $11.6 million, resulting in a net gain of $40.3 million related to property damage proceeds.

Goodwill impairment was $7.0 million in 2009 and relates to the write-off of goodwill associated with our purchase of Fast Stores. The impairment taken in 2009 was based on our annual impairment testing performed in the fourth quarter. Our annual impairment testing performed in the fourth quarter of 2010 did not result in goodwill impairment.

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

Loss on sale of assets was $0.7 million in 2010 compared to $2.9 million in 2009. In 2010, the retail segment sold twelve retail convenience stores and one dealer location for a net loss of $0.7 million. In 2009, the retail segment sold 24 non-core real estate assets for a net loss of $2.9 million.

Interest expense was $34.1 million in 2010 compared to $25.5 million in 2009, an increase of $8.6 million. This increase was due to higher amortization of deferred financing charges and higher interest rates under several of our credit facilities which were refinanced or amended during 2010 and the greater use of our refining segment's ABL credit facility to issue letters of credit for crude oil purchases compared to 2009 when the Tyler refinery was not operating for a significant portion of the period. We also did not have any significant refinery projects in process during 2010, so little capitalization of interest expense occurred, whereas we had a significant capitalization of interest expense in 2009. Interest income was nominal in 2010, as compared to $0.1 million for 2009.

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

Loss from discontinued operations was $1.6 million in 2009 and relates to the operations of the 27 Virginia stores classified as discontinued operations. As of December 31, 2009, there were no remaining assets held for sale and, therefore, there was no income or loss from discontinued operations in 2010.
Operating Segments
We review operating results in three reportable segments: refining, marketing and retail.

Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Year Ended December 31,
	2011	2010	2009
Tyler Refinery
Days operated in period	365	365	228
Total sales volume (average barrels per day)(1)	60,395	53,360	51,823
Products manufactured (average barrels per day):
Gasoline	32,407	30,019	28,707
Diesel/Jet	22,521	19,669	19,206
Petrochemicals, LPG, NGLs	2,205	1,623	2,064
Other	2,564	2,012	2,350
Total production	59,697	53,323	52,327
Throughput (average barrels per day):
Crude oil	56,028	50,000	49,304
Other feedstocks	4,492	4,286	4,498
Total throughput	60,520	54,286	53,802
Per barrel of sales(2):
Tyler refinery operating margin(3)	$17.92	$7.00	$6.14
Tyler refinery operating margin excluding intercompany marketing service fees(4)	$18.47	$7.55	$7.07
Direct operating expenses(5)	$5.27	$5.21	$7.28
El Dorado Refinery
Days operated in period	247
Total sales volume (average barrels per day)(1)	76,153
Products manufactured (average barrels per day):
Gasoline	33,231
Diesel	26,726
Petrochemicals, LPG, NGLs	1,399
Asphalt	14,820
Other	3,267
Total production	79,443
Throughput (average barrels per day):
Crude oil	73,796
Other feedstocks	6,258
Total throughput	80,054
Per barrel of sales(2):
El Dorado refinery operating margin(3)	$9.02
Direct operating expenses(5)	$4.09
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$95.07	$79.50	$71.22
Mars crude oil (per barrel)(6)	$108.19
US Gulf Coast crack spread (per barrel)	$22.98	$7.93	$5.97
US Gulf Coast Unleaded Gasoline (per gallon)	$2.74	$2.07	$1.87
Ultra low sulfur diesel (per gallon)	$2.97	$2.16	$1.85
Natural gas (per MMBTU)	$4.00	$4.34	$3.71

(1)	Sales volume includes 2,529, 473 and 288 bpd sold to the marketing and retail segments during the year ended December 31, 2011, 2010 and 2009, respectively.

(2)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) by the total barrels sold during the period.

(3)	“Operating margin” is defined as refining segment net sales less cost of goods sold.

(4)
“Operating margin excluding intercompany marketing fees” is defined as refining segment net sales less cost of goods sold, adjusted to exclude the fees paid to the marketing segment of $12.2 million, $10.6 million and $11.0 million during the year ended December 31, 2011, 2010 and 2009, respectively.

(5)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.

(6)	The information included in the year ended December 31, 2011 represents the average for the period April 29, 2011 through December 31, 2011.
Refining Segment Operational Comparison of the Year Ended December 31, 2011 versus the Year Ended December 31, 2010
Net sales for the refining segment were $4,705.3 million and $1,683.2 million during the years ended December 31, 2011 and 2010, respectively, an increase of $3,022.1 million, or 179.5%. The increase is primarily due to the purchase of the El Dorado refinery in April 2011, which contributed $2,159.9 million in net sales, 13.2% increase in sales volume related to increased throughput and production, and increases in the sales prices of refined products during 2011. During the years ended December 31, 2011 and 2010, respectively, the refining segment sold $83.4 million and $15.6 million, or 2,529 and 473 bpd, of finished product to the retail and marketing segments. These sales are eliminated in consolidation.
Cost of goods sold for the year ended 2011 was $4,140.6 million compared to $1,546.8 million for the year ended 2010, an increase of $2,593.8 million, or 167.7%. This increase is a result of the inclusion of the El Dorado refinery subsequent to the acquisition of Lion Oil, which contributed $1,956.9 million to cost of goods sold for the refining segment during the year ended December 31, 2011, as well as an increase in sales volume as compared to the year ended 2010. Cost of goods sold includes (losses) gains on derivative contracts of $(11.3) million and $3.2 million during the years ended December 31, 2011 and 2010, respectively.
Our refining segment has a service agreement with our marketing segment which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the margin achieved in return for providing marketing, sales and customer services. This fee was $12.2 million and $10.6 million during the years ended December 31, 2011 and 2010, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, the refining segment pays crude transportation and storage fees to our marketing segment relating to the utilization of certain crude pipeline assets. These fees were $10.1 million in the year ended December 31, 2011 and $9.5 million in the same period of 2010. We eliminate these intercompany fees in consolidation.
During the year ended December 31, 2010, we recognized income from insurance proceeds of $17.0 million, of which $12.8 million was included as business interruption proceeds and $4.2 million was included as property damage proceeds. We incurred $0.2 million of property damage expenses, resulting in a net gain of $4.0 million related to property damage proceeds. We settled all outstanding property damage and business interruption insurance claims relating to the November 2008 explosion and fire in the second quarter 2010.
Operating expenses were $193.1 million for the year ended December 31, 2011, compared to $101.4 million in 2010, an increase of $91.7 million, or 90.4%. This increase in operating expense was primarily due to the acquisition of the E1 Dorado refinery, which incurred $76.8 million in operating expenses during the year ended 2011. The remainder of the increase was due to increases in environmental, chemical and utilities expenses during the year ended 2011. The higher utilities expense is primarily attributable to a decrease in the Tyler refinery’s natural gas production, which necessitated the purchase of additional natural gas in 2011. The increase in chemical expenses is due to new rare earth mineral surcharges that began in 2011.
Contribution margin for the refining segment in the year ended December 31, 2011 was $371.6 million, or 83.5% of our consolidated contribution margin.

Refining Segment Operational Comparison of the Year Ended December 31, 2010 versus the Year Ended December 31, 2009
In the fiscal years ended December 31, 2010 and 2009, net sales for the refining segment were $1,683.2 million and

$882.1 million, respectively, an increase of $801.1 million, or 90.8%. Total sales volume for 2010 averaged 53,360 bpd compared to 51,823 barrels per day in 2009. The increase in total sales was primarily due to the resumption of operations at the Tyler refinery on May 18, 2009 after the November 20, 2008 explosion and fire and an increase in the average sales price of $12.79 per barrel, to $86.42 per barrel sold in 2010 compared to $73.63 per barrel sold in 2009.

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

During the year ended December 31, 2010, we recognized income from insurance proceeds of $17.0 million related to the November 20, 2008 explosion and fire at the Tyler refinery, of which $12.8 million is included as business interruption proceeds and $4.2 million is included as property damage proceeds. We also recorded expenses during the year ended December 31, 2010 of $0.2 million, resulting in a net gain of $4.0 million related to property damage proceeds. During the year ended December 31, 2009, we recorded insurance proceeds of $116.0 million, of which $64.1 million was included as business interruption proceeds and $51.9 million was included as property damage proceeds. We also recorded expenses of $11.6 million, resulting in a net gain of $40.3 million related to property damage proceeds.

Contribution margin for the refining segment in 2010 was $51.8 million, or 39.8% of our consolidated contribution margin.
Marketing Segment
The table below sets forth certain information concerning our marketing segment operations:

	Year Ended December 31,
	2011	2010	2009
Days operated in period	365	365	365
Products sold (average barrels per day):
Gasoline	6,815	6,419	6,777
Diesel/Jet	8,632	7,888	6,552
Other	46	46	49
Total sales	15,493	14,353	13,378
Marketing Segment Operational Comparison of the Year Ended December 31, 2011 versus the Year Ended December 31, 2010
Net sales for the marketing segment were $732.0 million for the year ended December 31, 2011, compared to $504.4 million for the year ended December 31, 2010. Total sales volume averaged 15,493 bpd in the year ended December 31, 2011, compared to 14,353 for the year ended December 31, 2010. The average sales price per gallon of gasoline increased $0.70 per gallon in the year ended December 31, 2011, to $2.85 per gallon from $2.15 in the comparable period of 2010. The average price of diesel increased to $3.06 per gallon in the year ended December 31, 2011, compared to $2.25 per gallon in the comparable period of

2010. Net sales included $12.2 million and $10.6 million of net service fees paid by our refining segment to our marketing segment for the year ended December 31, 2011 and 2010, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment relating to the utilization of certain crude pipeline assets. These fees were $10.1 million in the year ended December 31, 2011 and $9.5 million in the same period of 2010.
Cost of goods sold was $700.5 million in the year ended December 31, 2011, approximating a cost per barrel sold of $123.88. This compares to cost of goods sold of $476.7 million for the same period in 2010, approximating a cost per barrel sold of $90.99. This cost per barrel resulted in an average gross margin of $5.49 per barrel in the year ended December 31, 2011 compared to $5.29 per barrel for the same time period in 2010. Additionally, we recognized gains during the year ended December 31, 2011 and 2010 of $0.7 million and $0.6 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
Operating expenses in the marketing segment were approximately $5.3 million and $2.9 million, respectively, for the year ended December 31, 2011 and 2010, respectively, an increase of $2.4 million or 82.8%. The increase in operating expenses was due to a write off of a $0.6 million environmental liability in the year ended December 31, 2010. Further contributing to the increase was an increase in maintenance, contractor and chemicals expenses in the year ended December 31, 2011, as compared to the same period of 2010.
Contribution margin for the marketing segment in the year ended December 31, 2011 was $26.2 million, or 5.9% of our consolidated segment contribution margin.

Marketing Segment Operational Comparison of the Year Ended December 31, 2010 versus the Year Ended December 31, 2009
Net sales for the marketing segment were $504.4 million and $374.4 million in the years ended December 31, 2010 and 2009, respectively, an increase of $130.0 million or 34.7%. Total sales volume averaged 14,354 bpd in 2010 and 13,378 bpd in 2009. The average sales price per gallon of gasoline increased to $2.15 per gallon in 2010, from $1.73 per gallon in 2009. The average sales price per gallon of diesel also increased to $2.25 per gallon in 2010, from $1.75 per gallon in 2009. The increase in sales volumes during 2010 can be attributed primarily to an increase in diesel sales volumes attributed to higher demand for distillate products in west Texas. Net sales included $10.6 million and $11.0 million, respectively, of service fees in 2010 and 2009 and $9.5 million and $6.6 million, respectively, in transportation and storage fees in 2010 and 2009. These fees were paid by our refining segment to our marketing segment and are eliminated in consolidation. The service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing marketing, sales and customer support services. The transportation and storage fees are based on the number of barrels of crude transferred to the Tyler refinery from certain pipelines owned and leased by the marketing segment, plus a set monthly storage fee.
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

Retail Segment
The table below sets forth certain information concerning our retail segment continuing operations:

	Year Ended December 31,
	2011	2010	2009
Number of stores (end of period)	377	412	442
Average number of stores	394	428	459
Retail fuel sales (thousands of gallons)	409,446	423,509	434,159
Average retail gallons per store (based on average number of stores) (thousands of gallons)	1,039	990	946
Retail fuel margin ($ per gallon)	$0.162	$0.161	$0.136
Merchandise sales (in millions)	374.6	384.1	385.6
Merchandise margin %	29.8%	30.5%	30.9%
Credit expense (% of gross margin)	11.6%	9.6%	8.6%
Merchandise and cash over/short (% of net sales)	0.2%	0.2%	0.2%
Operating expense/merchandise sales plus total gallons	16.3%	16.1%	16.3%
Retail Segment Operational Comparison of the Year Ended December 31, 2011 versus the Year Ended December 31, 2010
Net sales for our retail segment for the year ended December 31, 2011 increased 16.8% to $1,859.4 million from $1,592.3 million for the year ended December 31, 2010. This increase was primarily due to an increase in the retail fuel price per gallon of 26.9% to an average price of $3.40 per gallon for the year ended December 31, 2011 from an average price of $2.68 per gallon for the year ended December 31, 2010.
Retail fuel sales were 409.4 million gallons for the year ended December 31, 2011, compared to 423.5 million gallons for the year ended December 31, 2010. This decrease was primarily due to the sale and closure of underperforming stores during the second half of 2010 and full year 2011. Same store retail fuel gallons increased 1.1% in 2011, as compared to 2010. Total fuel sales, including wholesale dollars, increased 22.9% to $1,484.8 million in the year ended December 31, 2011. The increase was primarily due to the increase in the average price per gallon sold noted above, partially offset by the decrease in total gallons sold, also noted above.
Merchandise sales decreased 2.5% to $374.6 million in the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in merchandise sales was due to the decrease in the number of stores operated during the year ended December 31, 2011 as compared to the same period in 2010. Same store merchandise sales increased 2.3% for the year ended December 31, 2011, as compared to 2010. This increase was primarily in the soft drink, dairy, snacks, cigarette and food service categories.
Cost of goods sold for our retail segment increased 19.5% to $1,679.4 million in the year ended December 31, 2011. This increase was primarily due to the increase in the average cost per gallon of 28.6%, or an average cost of $3.24 per gallon in the year ended December 31, 2011 when compared to an average cost of $2.52 in the year ended December 31, 2010.
Operating expenses decreased 1.6% to $132.6 million in the year ended December 31, 2011, compared to $134.7 million in 2010. Operating expenses decreased due to the decrease in the number of stores operated during year ended December 31, 2011. On a same store basis, operating expenses increased 4.2% in 2011, as compared to 2010, primarily due to an increase in credit card expenses.
Goodwill impairment was $2.2 million in 2011 and relates to the write-off of goodwill associated with our purchase of the Fast Stores. The impairment taken in 2011 was based on our annual impairment testing performed in the fourth quarter. Our annual impairment testing performed in the fourth quarter of 2010 did not result in goodwill impairment.
Contribution margin for the retail segment in the year ended December 31, 2011 was $45.2 million, or 10.2% of our consolidated contribution margin.

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
During the second quarter 2011, we finalized the acquisition of a majority interest in Lion Oil, representing a significant expansion of our refining segment. In consummating this transaction, additional borrowings were necessary. Certain existing creditors amended and increased borrowing facilities and new lenders provided additional financing, in each case primarily through collateralization of the assets of Lion Oil. Additionally, our Supply and Offtake Agreement with J. Aron will substantially reduce our need to issue letters of credit to support El Dorado refinery crude oil purchases. See Note 11 to the consolidated financial statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional discussion of the Supply and Offtake Agreement. Finally, a subsidiary of our parent company extended a new long-term note to us.
These various financing arrangements were negotiated at market rates and we believe that the cash flows from the expanded operations will be sufficient to satisfy cash requirements related to these increased borrowings for at least the next 12 months.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the year ended December 31, 2011, 2010 and 2009 (in millions):

	Year Ended December 31,
	2011	2010	2009
Cash Flow Data:
Cash flows provided by operating activities	$130.1	$71.0	$137.8
Cash flows used in investing activities	(195.7)	(44.5)	(102.9)
Cash flows provided by (used in) financing activities	242.4	(45.8)	18.2
Net increase (decrease) in cash and cash equivalents	$176.8	$(19.3)	$53.1

Cash Flows from Operating Activities
Net cash provided by operating activities was $130.1 million for the year ended December 31, 2011, compared to $71.0 million for the comparable period of 2010. The increase in cash flows from operations in the year ended 2011 from the same period in 2010 was primarily due to the increase in net income for the year ended December 31, 2011, which was $158.3 million, compared to a net loss of $79.9 million in the same period of 2010, activity related to obligations after the initial date of our Supply and Offtake Agreement with J. Aron and an increase in deferred taxes and accounts payable, primarily resulting from the Lion Acquisition in April 2011. These increases were partially offset by increases in accounts receivable and inventory as a result of the Lion Acquisition.
Net cash provided by operating activities was $71.0 million for 2010 compared to $137.8 million for 2009 and $28.6 million for 2008. The decrease in cash flows from operations for 2010 from 2009 was primarily due to a large increase in accounts payable and other current liabilities in 2009 attributable to the restart of the Tyler refinery, a decrease in deferred income taxes and a net loss of $79.9 million in 2010, as compared to net income of $0.7 million in 2009. Partially offsetting these decreases in operating cash flow was a $20.9 million decrease in inventory and other current assets in 2010, which was driven by the receipt of a $39.6 million federal income tax refund in April 2010 that was receivable as of December 31, 2009.
Cash Flows from Investing Activities
Net cash used in investing activities was $195.7 million for the year ended December 31, 2011, compared to $44.5 million in the comparable period of 2010. This increase is primarily due to the cash paid of $105.2 million in connection with the Lion Acquisition in April 2011 and the Paline Acquisition in December 2011.
Cash used in investing activities includes our capital expenditures for 2011 of approximately $81.0 million, of which $36.0 million was spent on projects in the refining segment, $36.5 million was spent in the retail segment, $0.9 million was spent at our marketing segment and $7.6 million was spent at the holding company level.
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
Cash used in investing activities in 2010 includes our capital expenditures of approximately $56.8 million, of which $42.3 million was spent on projects at our refinery, $14.4 million was spent in our retail segment and $0.1 million was spent at the holding company level. During 2010, we spent $38.0 million on regulatory and maintenance projects at the Tyler refinery. In our retail segment, we spent $5.5 million completing several reimaging and “raze and rebuild” projects.
Cash Flows from Financing Activities
Net cash provided by financing activities was $242.4 million in the year ended December 31, 2011, compared to cash used of $45.8 million in the comparable period of 2010. The increase in net cash from financing activities in the year ended 2011 primarily consisted of new borrowings of $140.0 million associated with the Lion Acquisition in April 2011 and the initial proceeds of $201.7 million from the inventory financing arrangement under our Supply and Offtake Agreement. These increases were partially offset by a net repayment on our revolving credit facilities of $43.2 million in 2011, compared to net proceeds of $76.1 million in 2010.
Net cash used in financing activities was $45.8 million for 2010, compared to cash provided by financing activities of $18.2 million for 2009. Net cash used in financing activities in 2010 was primarily due to the net repayment of $97.4 million of our debt and capital lease obligations, compared to net repayments of $2.7 million in 2009. These payments were partially offset by net proceeds on our revolving credit facilities of $76.1 million in 2010, compared to $33.8 million in 2009.
Cash Position and Indebtedness
As of December 31, 2011, our total cash and cash equivalents were $225.9 million and we had total indebtedness of approximately $432.6 million. Borrowing availability under our four separate revolving credit facilities was approximately $225.8 million and we had letters of credit issued of $259.2 million. We believe we were in compliance with our covenants in all debt facilities as of December 31, 2011.

A summary of our total third party indebtedness as of December 31, 2011 is shown below (in millions):

December 31, 2011
MAPCO Revolver	$77.5
Fifth Third Revolver	30.3
Promissory notes	228.6
Term loan facility	95.5
Capital lease obligations	0.7
432.6
Less: Current portion of long-term debt, notes payable and capital lease obligations	74.2
$358.4
MAPCO Revolver
On December 23, 2010, we executed a $200.0 million revolving credit facility (“MAPCO Revolver”) that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO, Fifth Third Bank as Administrative Agent and the lenders party thereto (“Senior Secured Credit Facility”). As of December 31, 2011, we had $77.5 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $19.0 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At December 31, 2011, the weighted average borrowing rate was approximately 4.3%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2011, this fee was 0.75% per year. Amounts available under the MAPCO Revolver as of December 31, 2011 were approximately $103.5 million.
Wells ABL
Delek has an asset-based loan (“ABL”) revolving credit facility (“Wells ABL”) that includes an accordion feature which permits an increase in facility size of up to $600.0 million subject to additional lender commitments. In connection with the closing of the Lion Acquisition, Delek executed an amendment to the Wells ABL (the “Wells ABL Amendment”) on April 29, 2011. Under the terms of the Wells ABL Amendment, among other things, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million, (ii) the swing line loan sub-limit was increased from $30.0 million to $40.0 million, (iii) the letter of credit sub-limit was increased from $300.0 million to $375.0 million, (iv) the maturity date of the facility was extended from February 23, 2014 to April 29, 2015, and (v) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Refining and Lion Oil. As of December 31, 2011, we had letters of credit issued under the facility totaling approximately $227.8 million and nominal amounts in outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the Wells ABL. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. Additionally, the Wells ABL requires us to pay a credit utilization dependent quarterly fee on the average unused revolving commitment. As of December 31, 2011, this fee was 0.63% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $20.0 million availability reserve requirement, as of December 31, 2011 was $80.6 million.
Fifth Third Revolver
We have a revolving credit facility with Fifth Third Bank (“Fifth Third Revolver”) that carries a credit limit of $75.0 million, including a $35.0 million sub-limit for letters of credit. As of December 31, 2011, we had $30.3 million outstanding borrowings under the facility, as well as letters of credit issued of $10.5 million. Borrowings under the Fifth Third Revolver are secured by substantially all of the assets of Marketing. The Fifth Third Revolver matures on December 19, 2012. The Fifth Third Revolver bears interest based on predetermined pricing grids that allow us to choose between Base Rate Loans or LIBOR Rate Loans. At December 31, 2011, the weighted average borrowing rate was approximately 3.9%. Additionally, the Fifth Third Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. Amounts available under the Fifth

Third Revolver as of December 31, 2011 were approximately $34.2 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank (“Reliant Bank Revolver”) that provides for unsecured loans of up to $7.5 million. As of December 31, 2011, we had no amounts outstanding under this facility. The Reliant Bank Revolver was amended on March 28, 2011 to (i) extend the maturity date by three months to June 28, 2011 and (ii) increase the interest rate for borrowings under the facility to a fixed rate of 5.75%. On June 28, 2011, we further amended the Reliant Bank Revolver to (i) extend the maturity date by one year to June 28, 2012, (ii) decrease the bank borrowing commitments under the facility from $12.0 million to $7.5 million, and (iii) modify the financial covenant definitions to align with those contained in the Term Loan Facility discussed below. Additionally, the Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of December 31, 2011, we had $7.5 million available under the Reliant Bank Revolver.
Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million with Bank Leumi USA (“Leumi Note”). In connection with the closing of the Lion Acquisition, the Leumi Note was amended on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the note. As of December 31, 2011, we had $42.8 million in outstanding borrowings under the Leumi Note. The Leumi Note replaced and terminated promissory notes with Bank Leumi USA in the original principal amounts of $30.0 million and $20.0 million and is secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, and (iii) a second lien on all assets of Lion Oil that secure the Term Loan Facility discussed below. The Leumi Note requires quarterly amortization payments of $2.0 million beginning on April 1, 2011 and matures on October 1, 2013. The Leumi Note bears interest at the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.0%. As of December 31, 2011, the weighted average borrowing rate was 5.0%.
On October 5, 2010, Delek entered into two promissory notes with Israel Discount Bank of New York (“IDB”) in the principal amounts of $30.0 million and $20.0 million (collectively the “IDB Notes”). In connection with the closing of the Lion Acquisition, the IDB Notes were amended and restated on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the notes. As of December 31, 2011, we had $42.0 million in total outstanding borrowings under the IDB Notes. The IDB Notes replaced and terminated promissory notes with IDB in the original principal amounts of $30.0 million and $15.0 million and are secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, and (iii) a second lien on all assets of Lion Oil that secure the Term Loan Facility discussed below. The IDB Notes require quarterly amortization payments totaling $2.0 million, beginning at the end of the first quarter of 2011. The maturity date of both IDB Notes is December 31, 2013. Both IDB Notes bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. As of December 31, 2011, the weighted average borrowing rate was approximately 5.1% under both IDB Notes.
On September 28, 2010, Delek executed an amended and restated note in favor of Delek Petroleum Ltd, an Israeli corporation and an affiliate of the company ("Delek Petroleum") (“Petroleum Note”) in the principal amount of $44.0 million, replacing a note with Delek Petroleum in the original principal amount of $65.0 million. As of December 31, 2011, $26.5 million was outstanding under the Petroleum Note. The Petroleum Note contains the following provisions: (i) the payment of the principal and interest may be accelerated upon the occurrence and continuance of customary events of default under the note, (ii) Delek is responsible for the payment of any withholding taxes due on interest payments, (iii) the note is unsecured and contains no covenants, and (iv) the note may be repaid at the borrower’s election in whole or in part at any time without penalty or premium. The Petroleum Note was amended on April 28, 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. The Petroleum Note bears interest, payable on a quarterly basis, at 8.25% (excluding any applicable withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments.
In 2011, Delek entered into four joint ventures (the “Joint Ventures”) with Gatlin Partners, LLC (“Developer”), to develop and construct four new MAPCO Mart convenience stores. Delek and Developer each own 50% of the Joint Ventures. In order to fund the construction projects, each Joint Venture entered into separate Notes for its respective project with Standard Insurance Company (the “Notes”) varying in size from $1.0 million to $1.9 million. Each Joint Venture has entered into a lease with Express whereby Express will lease the completed property for a minimum of 20 years. One of the Notes bears interest at a fixed rate of approximately 6.4%, while the other three bear interest at fixed rates of 5.5%. Each of the Notes is secured by the land, building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, each Joint Venture shall make payments of principal on its respective Note over a ten year term calculated using a 25 year amortization schedule. If any Note is not paid in full after the initial ten year period, the respective Joint Venture may continue to make monthly payments under the Note, however the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first twenty year period. The final maturity dates of the Notes range from June 1, 2036 to January 1, 2037. As of December 31, 2011, the Joint Ventures have drawn approximately $2.3 million in total under the Notes.
On April 28, 2011, Delek executed a Subordinated Note with Delek Petroleum in the principal amount of $40.0 million (“Subordinated Note”). As of December 31, 2011, $40.0 million was outstanding under the Subordinated Note. The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility discussed below. Interest on the unpaid balance of the Subordinated Note will be computed at a rate per annum equal to 7.25% (net of withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments. The payment of the principal and interest on the Subordinated Note may be accelerated upon the occurrence and continuance of customary events of default. The Subordinated Note requires Delek to make quarterly interest payments commencing June 30, 2011 and annual principal amortization payments of $6.0 million commencing June 30, 2012, with payment of the latter subject to meeting certain payment conditions set forth in the subordination agreement in effect between Delek Petroleum and the Term Loan Facility creditors.
On April 29, 2011, Delek entered into a $50.0 million promissory note with Ergon, Inc. (“Ergon Note”) in connection with the closing of the Lion Acquisition. As of December 31, 2011, $50.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note with Ergon Terminaling, Inc. (“Ergon Paline Note”) in connection with the closing of the acquisition of all of the membership interests of Paline Pipeline Company, LLC from Ergon Terminaling, Inc. The Ergon Paline Note was subsequently assigned by Ergon Terminaling, Inc. to Ergon, Inc. As of December 31, 2011, $25.0 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately $2.1 million each commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at fixed rate equal to 6.0% per annum.
Term Loan Facility
On April 29, 2011, Delek entered into a $100.0 million term loan credit facility (“Term Loan Facility”) with Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. As of December 31, 2011, $95.5 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Delek to make four quarterly amortization payments of $1.5 million each commencing June 30, 2011, followed by sixteen quarterly amortization payments of $4.0 million each. The Term Loan Facility matures on April 29, 2016, and is secured by all assets of Lion Oil (excluding inventory and accounts receivable) as well as all of our shares in Lion Oil. Interest on the unpaid balance of the Term Loan Facility will be computed at a rate per annum equal to the LIBOR Rate or the Reference Rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of December 31, 2011, the weighted average borrowing rate was 5.5%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, Fifth Third Revolver, Reliant Bank Revolver, Leumi Note, IDB Notes and Term Loan Facility, we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we are not required to comply with a fixed charge coverage ratio financial covenant under the Wells ABL during the year ended December 31, 2011, we may be required to comply with the covenant at times when the borrowing base excess availability is less than certain thresholds, as defined in the Wells ABL. We believe we were in compliance with all covenant requirements under each of our facilities as of December 31, 2011.
Certain of our credit facilities contain limitations on the incurrence of additional indebtedness, making of investments, creation of liens, disposition of property, making of restricted payments and transactions with affiliates. Specifically, these covenants may limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares with respect to the equity of our subsidiaries. Additionally, we are limited in our ability to make investments, including extensions of loans or advances to, or acquisition of equity interests in, or guarantees of obligations of, any other entities.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the year ended December 31, 2011 were $81.0 million, of which approximately $36.0 million was spent in our refining segment, $36.5 million in our retail segment, $0.9 million in our marketing segment and $7.6 million at the holding company level. Our capital expenditure budget is approximately $113.0 million for 2012. The following table summarizes our actual capital expenditures for the year ended December 31, 2011 and planned capital expenditures for the full year 2012 by operating segment and major category (in millions):

	Year Ended December 31,
	2012 Forecast	2011 Actual
Refining:
Sustaining maintenance, including turnaround activities	$20.5	$13.7
Regulatory	8.9	5.6
Discretionary projects	45.6	16.7
Refining segment total	75.0	36.0
Marketing:
Discretionary projects	0.5	0.9
Marketing segment total	0.5	0.9
Retail:
Sustaining maintenance	7.6	5.0
Growth/profit improvements	2.1	8.1
Retrofit/rebrand/re-image	7.8	20.4
Raze and rebuild/new/land(1)	12.0	3.0
Retail segment total	29.5	36.5
Other	8.0	7.6
Total capital spending	$113.0	$81.0

(1)	Excludes capital leases
For the full year 2012, we plan to spend approximately $29.5 million in the retail segment, $7.8 million of which is expected to consist of the re-imaging of at least 20 existing stores. We spent $20.4 million on these projects in the year ended December 31, 2011. In addition, we plan to spend $12.0 million on the construction of approximately 10 new prototype locations at new leased sites and $2.1 million on other profit and growth improvements in existing stores in 2012. We expect to spend approximately $8.9 million on regulatory projects in the refining segment in 2012. We spent $5.6 million on regulatory projects in the year ended December 31, 2011. In addition, we plan to spend approximately $20.5 million on maintenance projects and approximately $45.6 million for other discretionary projects in 2012.
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

Refining Segment
Our capital spending in the refining segment is inclusive of the Tyler, Texas refinery and Lion Oil.
Tyler, Texas Refinery
We anticipate the next major scheduled turnaround at the Tyler refinery should be completed during 2014. Other major projects that have been recently completed or remain in process at the Tyler refinery include the following:

•
MSAT II Compliance Project. The purpose of the MSAT II compliance project is to comply with the MSAT II regulations, which limit the annual average benzene content in gasoline beginning in January 2011. The project will consist of new fractionation equipment, Isomerization Unit modifications and a new catalyst for saturating benzene. The fractionation section was completed and placed in service in October 2010 and the Isomerization Unit modifications are planned for completion by 2016.

•	Crude Optimization Projects

◦
Deep Cut Project.  The Deep Cut project includes modifications to the Crude, Vacuum and Amine Regeneration Units and the installation of a new Vacuum Heater, Coker Heater, a second ARU and a NaSH Unit. A significant portion of this project was completed in the first half of 2009. The installation of the second ARU and the NaSH Unit is expected to be completed by 2015. The completed portions of this project have given us the ability to run a “deeper cut” in the Vacuum Unit and allow the running of a heavier crude slate, although this capability will not be fully realized until we complete the remainder of the FCC Reactor revamp, discussed below. The installation of the second ARU and NaSH unit will further increase our sulfur capacity. Further, the new Coker Heater should allow much longer runs between decoking, which will reduce maintenance cost and increase the on-stream efficiency of the Coker.

◦
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

•
Vacuum Towers Bottoms ("VTB") project. This project primarily consists of installing a new feed tank at the Tyler refinery.  By transporting asphalt from our El Dorado refinery for processing in our 6,500 bpd coker at the Tyler refinery just 200 miles away, we will be able to transform a lower value heavy product into a higher value light product at Tyler.  This is an especially attractive option during the winter season, a time of year when asphalt sales are low and asphalt inventory management can constrain crude throughput at the El Dorado refinery.  The VTB project would allow us to process approximately 2,000 bpd of asphalt at Tyler's coker.  The estimated capital investment is under $5.0 million, most of which will fall into our 2012 capital budget. We anticipate incremental contribution margin by converting asphalt to light product and coke.

El Dorado, Arkansas Refinery
The El Dorado refinery underwent extensive upgrading in the period between 2002 and 2007 in order to produce distillates such as ultra-low sulfur diesel (ULSD) and all gasoline meeting the regulatory limit of 30 parts per million (ppm) sulfur content. The next major turnaround for the El Dorado refinery is planned for completion in 2014.
Other major projects that are in progress at the El Dorado refinery are:

•	Biodiesel Blending. This project is scheduled for completion in 2012 and will allow the El Dorado refinery to sell biodiesel blends over its truck racks.

•
LSR/SGP LPG Recovery. This project is scheduled for completion in 2012 and will enable us to increase our liquid recovery by 1.0%-1.5% (as a percentage of crude charge). By recovering propane and butane that would otherwise be burned in the fuel system at El Dorado, we anticipate that El Dorado will be able to generate additional contribution margin. The estimated cost to complete this capital project is $16.0 million and consists primarily of upgrading certain equipment and installing a sulfur treatment system.  While some capital cost associated with this project was allocated to our 2011 capital spending budget, the bulk of spending will be applied to our 2012 capital budget.

•
Ouachita River Joint Pipeline. This is a joint project approved by the Arkansas Department of Environmental Quality involving four operating companies that will direct wastewater to the Ouachita River. This project is scheduled for completion in 2013.

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below as of December 31, 2011, is set forth in the following table (in millions):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt, notes payable and capital lease obligations	74.2	176.3	159.7	22.4	432.6
Interest(1)	22.7	26.8	10.9	2.1	62.5
Operating lease commitments(2)	15.7	25.4	19.9	69.0	130.0
Capital project commitments(3)	—	2.2	—	—	2.2
Total	112.6	230.7	190.5	93.5	627.3

(1)	Includes expected interest payments on debt outstanding under credit facilities in place at December 31, 2011. Floating interest rate debt is calculated using December 31, 2011 rates.

(2)	Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2011.

(3)
Amounts constitute a minimum obligation that would be required as a penalty payment if a certain capital project is not completed. We have no expectation that this capital project will not be completed.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Form 10-Q.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of Delek. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader's understanding, management has identified Delek's critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some over which we may have little or no control.

LIFO Inventory

The Tyler refinery's inventory consists of crude oil, refined petroleum products and blendstocks which are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) valuation method. The LIFO method requires management to make estimates on an interim basis of the anticipated year-end inventory quantities, which could differ from actual quantities.

Delek believes the accounting estimate related to the establishment of anticipated year-end LIFO inventory is a critical accounting estimate because it requires management to make assumptions about future production rates in the Tyler refinery, the future buying patterns of our customers, as well as numerous other factors beyond our control including the economic viability of the general economy, weather conditions, the availability of imports, the marketing of competitive fuels and government regulation. The impact of changes in actual performance versus these estimates could be material to the inventories reported on our quarterly balance sheets and the results reported in our quarterly statements of operations could be material. In selecting assumed inventory levels, Delek uses historical trending of production and sales, recognition of current market indicators of future pricing and value, and new regulatory requirements which might impact inventory levels. Management's assumptions require significant judgment because actual year-end inventory levels have fluctuated in the past and may continue to do so.

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

Property and equipment of retail stores we are closing are written down to their estimated net realizable value at the time we close such stores. Changes in market demographics, competition, economic conditions and other factors can impact the operations of certain locations. Cash flows vary from year to year, and we analyze regional market, division and store operations. As a result, we identified and recorded impairment charges of $1.7 million, $1.8 million and $0.4 million for closed stores in 2011, 2010 and 2009, respectively. Similar changes may occur in the future that will require us to record an impairment charge.

Goodwill and Potential Impairment

Goodwill is reviewed at least annually for impairment or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the operating segments to the estimated fair value of the reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We use a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values of the reporting units using a multiple of expected future cash flows such as those used by third party analysts. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions, competitive pressures on sales and margins, and other economic and industry factors beyond management's control, an impairment charge may be required. Details of remaining goodwill balances by segment are included in Note 9 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and are incorporated herein by reference.

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

New Accounting Pronouncements

In December 2011, the FASB issued guidance requiring the disclosure of information about offsetting and related arrangements to enable users of financial statements to understand the effect of these arrangements on financial position. The guidance requires the disclosure of both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for interim and annual reporting periods beginning on January 1, 2013. The adoption of this guidance will not affect our business, financial position or results of operations, but may result in additional disclosures.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income ("OCI") as part of the statement of stockholders' equity. Instead,

OCI must be reported in either a single, continuous statement of comprehensive income, which contains two sections, net income and OCI, or in two separate but consecutive statements. In both cases, the entity is required to present reclassification adjustments on the face of the financial statements for items that are reclassified from OCI to net income in the statement where those components are presented. This guidance does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. Originally, this standard is effective for interim and annual reporting periods beginning after December 15, 2011. However, in October 2011, the FASB announced that it would defer the effective date of the requirement to present reclassifications from OCI to net income on the face of the financial statements. This announcement did not change the requirement to present net income, components of OCI and total comprehensive income in either one continuous or two consecutive statements. The adoption of this guidance will not have affect our business, financial position or results of operations, but will result in changes to our financial statement presentation.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. In accordance with ASC 815, Derivatives and Hedging ("ASC 815"), all of these commodity futures contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements, unless, at inception, the company elects to designate the contracts as cash flow hedges under ASC 815. At December 31, 2011 and December 31, 2010, we had open futures contracts representing 1,078,000 barrels and 350,000 barrels, respectively, of refined petroleum products with an unrealized net gain (loss) of $(0.7) million and $(1.4) million, respectively. Of these open contracts, contracts representing 400,000 barrels with an unrealized net gain of $2.8 million ($1.8 million, net of taxes) were designated as cash flow hedges and were recorded in accumulated other comprehensive income at December 31, 2011. There were no contracts designated as cash flow hedges recorded as of December 31, 2010.

In accordance with ASC 815, the WTI, ultra low sulfur diesel and unleaded gasoline swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. For the year ended December 31, 2011, Delek recorded unrealized gains as a component of other comprehensive income of $2.8 million ($1.8 million, net of deferred taxes), respectively, related to the change in the fair value of these swaps. The fair value of these contracts is recognized in income at the time the positions are closed and the hedged transactions are recognized in income. For year ended December 31, 2011, we recognized losses of $5.5 million related to positions closed during the period. As of December 31, 2011, Delek had total unrealized gains, net of deferred income taxes, in accumulated other comprehensive income of $1.8 million associated with its cash flow hedges.

We maintain at both our Tyler and El Dorado refineries and in third-party facilities, inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2011, we held approximately 1.4 million barrels of crude and product inventories associated with the Tyler refinery valued under the LIFO valuation method with an average cost of $73.36 per barrel. At December 31, 2011 and December 31, 2010, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $45.2 million and $36.6 million, respectively. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $10.00 per barrel lower, our LIFO reserve would have been reduced by $14.0 million. Inventory associated with the El Dorado refinery is valued under the FIFO valuation method.
Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $288.1 million as of December 31, 2011. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of December 31, 2011 would be to change interest expense by $2.9 million.

We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that any interest rate derivatives held would reduce our exposure to short-term interest rate movements. As of December 31, 2011, we had floating-to-fixed interest rate swap agreements in place for a notional amount of $160.0 million. As of December 31, 2010, we had no interest rate hedge agreements in place. The estimated fair value of our interest rate derivative liability was $4.2 million as of December 31, 2011. In accordance with ASC 815 we recorded non-cash expense representing the change in estimated fair value of the interest rate hedge agreements of $4.2 million, respectively, for the year ended December 31, 2011.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND     FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

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

Management's Annual Report on Internal Control over Financial Reporting

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

The scope of management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 excludes the businesses acquired by the Company in 2011 (Lion Oil Company and Paline Pipeline Company). This scope exception is permissible under applicable SEC guidelines. The businesses acquired in 2011 represented approximately 41.5% and 41.3% of consolidated total and net assets, respectively, and 29.0% and 12.3% of consolidated revenues and net income for the year ended December 31, 2011.

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management determined that, at December 31, 2011, we maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report, which is included in the section beginning on page F-1.

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board Governance Guidelines, our charters for our Audit and Compensation Committees, our Corporate Governance Guidelines and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekUS.com under the "About Us - Corporate Governance" caption. A copy will be mailed upon request made to Investor Relations, Delek US Holdings, Inc. or ir@delekus.com. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekUS.com, under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.

The information required by Item 401 of Regulation S-K regarding directors will be included under “Election of Directors” in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 1, 2012 (the “Definitive Proxy Statement”), and is incorporated herein by reference. Information regarding executive officers will be included under “Corporate Governance” in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under “Corporate Governance” in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be included under “Executive Compensation” and “Corporate Governance” in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED     STOCKHOLDER MATTERS

The information required by Item 404 of Regulation S-K will be included under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Definitive Proxy Statement and is incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are the fees paid for the services of Ernst & Young LLP during fiscal years 2011 and 2010:

	December 31,
	2011	2010
Audit Fees (1)	$2,653,225	$1,485,046
Audit-related fees (2)	355,952	12,635
Tax fees (3)	71,693	12,633
Total	$3,080,870	$1,510,314

(1)
Audit fees consisted of services rendered to us or certain of our subsidiaries. Such audit services include audits of our consolidated financial statements and internal control over financial reporting, reviews of our quarterly financial statements, and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2011 and December 31, 2010 regardless of when the fees and expenses were paid.

(2)
Fees for audit-related matters billed in 2011 and 2010 consisted of agreed upon procedures for primarily related to acquisition due diligence, procedures related to regulatory filings of our parent companies, and consultations on various accounting and reporting areas.

(3)	Fees for tax services billed in 2011 and 2010 consisted primarily of consultation on various tax matters related to us and our subsidiaries and certain tax compliance related activities.

The Audit Committee has considered and determined that the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.

Pre-Approval Policies and Procedures.  In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During 2011, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Certain Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements. The accompanying Index to Financial Statements and Schedule on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

2.
List of Financial Statement Schedules. All schedules are omitted because the required information is either not present, not present in material amounts or projected within the Consolidated Financial Statements.

3.	Exhibits - See below.

EXHIBIT INDEX

Exhibit No.		Description
2.1	+
Stock Purchase Agreement dated March 17, 2011, by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on May 4, 2011).

2.2	+
First Amendment dated April 29, 2011 to Stock Purchase Agreement dated March 17, 2011 by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on May 4, 2011).

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.2
Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.1	*	Employment Agreement dated as of May 1, 2009 by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 6, 2009).
10.2	*
Termination dated May 12, 2010 of Amended and Restated Consulting Agreement with Greenfeld-Energy Consulting, Ltd. dated April 11, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 6, 2010).

10.3	*
Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.4
Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto. (incorporated by reference to Exhibit 10.5(k) to the Company's Form 10-K filed on March 12, 2010)

10.4(a)
First Amendment dated December 23, 2010 to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on December 29, 2010)

10.5
Asset-backed revolving Credit Agreement dated February 23, 2010 by and between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on February 25, 2010).

10.5(a)
First Amendment dated April 29, 2011to asset-backed revolving Credit Agreement dated February 23, 2010 between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 5, 2011).

10.6	*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (as amended through May 4, 2010) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 7, 2010)
10.6(a)	*
Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.6(b)	*
Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.6(c)	*
Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.6(d)	*
Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 6, 2010).

10.6(e)	*
Employee Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 6, 2010).

10.7
First Amended and Restated Management and Consulting Agreement, dated as of May 1, 2011, by and between Delek Group Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on August 5, 2011).

10.8
Replacement Promissory Note I in the principal amount of $20,000,000 dated October 5, 2010 by and between Delek Finance, Inc. and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 5, 2010).

10.8(a)
Replacement Promissory Note II in the principal amount of $30,000,000 dated October 5, 2010 by and between Delek Finance, Inc. and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on November 5, 2010).

10.9
Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.16(c) to the Company's Form 10-K filed on March 3, 2008).

10.9(a)
First Amendment dated October 17, 2008 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.13(d) to the Company's Form 10-K filed on March 9, 2009).

10.9(b)
Second Amendment dated March 31, 2009 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 11, 2009).

10.10
Promissory Note in the principal amount of $50,000,000 dated November 2, 2010 by and between Delek US Holdings, Inc., and Bank Leumi USA as lender (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on November 5, 2010).

10.11
Amended and Restated Term Promissory Note dated September 28, 2010 in the principal amount of $44,000,000 between Delek US Holdings, Inc. and Delek Petroleum, Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 5, 2010).

10.11(a)
Second Amended and Restated Term Promossory Note dated April 28, 2011 in the principal amount of $44 million between Delek Petroleum, Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 5, 2011).

10.12
Subordinated Term Promissory Note dated April 28, 2011 in the principal amount of $40 million between Delek Petroleum, Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 5, 2011).

10.13	*
Employment Agreement dated as of July 1, 2011 by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 9, 2011).

10.14	* #	Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Frederec Green.

10.15	*	Employment Agreement dated as of May 26, 2011by and between MAPCO Express, Inc. and Igal P. Zamir (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed on August 5, 2011).
10.15(a)	*	Special Bonus Acknowledgement dated August 9, 2010 between Igal Zamir and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 5, 2010).
10.16	* #	Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Mark B. Cox.
10.16(a)	*	Special Bonus Acknowledgement dated May 4, 2010 between Mark B. Cox and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 6, 2010).
10.17	* #	Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Harry P. (Pete) Daily.
10.18	* #	Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Kent B. Thomas.
10.19	++	Master Supply and Offtake Agreement dated April 29, 2011 between J. Aron & Company and Lion Oil Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 5, 2011).
10.19(a)	++
Supplemental Agreement dated October 14, 2011 to Supply and Offtake Agreement dated April 29, 2011 between J. Aron & Company and Lion Oil Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 9, 2011).

10.20	++
Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed on March 3, 2008).

10.20(a)	++
First Amendment dated August 18, 2010 to the Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 5, 2010).

10.21	*	Form of 409A Addendum (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 6, 2010).
10.22	++
Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders (incorporated by reference to the Exhibit 10.5 to the Company's Form 10-Q filed on August 5, 2011).

10.22(a)
First Amendment dated July 28, 2011 to Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 9, 2011).

10.23
Reimbursement and Guaranty Agreement dated April 29, 2011 between Lion Oil Trading & Transportation, Inc. as primary obligor and Goldman Sachs Lending Partners, LLC (incorporated by reference to the Exhibit 10.6 to the Company's Form 10-Q filed on August 5, 2011).

21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney
31.1		Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	^
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months and years ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months and year ended December 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*		Management contract or compensatory plan or arrangement.
#		Filed herewith.

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

^
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Delek US Holdings, Inc.

Consolidated Financial Statements
As of December 31, 2011 and 2010 and
For Each of the Three Years Ended December 31, 2011, 2010 and 2009

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and stockholders of
Delek US Holdings, Inc.

We have audited Delek US Holdings, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delek US Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lion Oil Company and Paline Pipeline Company, which is included in the December 31, 2011 consolidated financial statements of Delek US Holdings, Inc. and constituted 41.5% and 41.3% of total and net assets, respectively, as of December 31, 2011 and 29.0% and 12.3% of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Delek US Holdings, Inc. also did not include an evaluation of the internal controls over financial reporting of Lion Oil Company and Paline Pipeline Company.

In our opinion, Delek US Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 of Delek US Holdings, Inc. and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
March 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and stockholders of
Delek US Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek US Holdings, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delek US Holdings, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
March 14, 2012

Delek US Holdings, Inc.
Consolidated Balance Sheets

	December 31,
	2011	2010
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$225.9	$49.1
Accounts receivable	277.1	104.7
Inventory	508.0	136.7
Other current assets	39.6	8.9
Total current assets	1,050.6	299.4
Property, plant and equipment:
Property, plant and equipment	1,317.3	886.7
Less: accumulated depreciation	(263.5)	(206.6)
Property, plant and equipment, net	1,053.8	680.1
Goodwill	69.7	71.9
Other intangibles, net	17.5	7.9
Minority investment	—	71.6
Other non-current assets	39.0	13.7
Total assets	$2,230.6	$1,144.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$521.1	$222.9
Current portion of long-term debt and capital lease obligations	68.2	14.1
Current note payable to related party	6.0	—
Obligation under Supply and Offtake Agreement	298.6	—
Accrued expenses and other current liabilities	100.8	55.5
Total current liabilities	994.7	292.5
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	297.9	237.7
Note payable to related party	60.5	44.0
Environmental liabilities, net of current portion	9.7	2.8
Asset retirement obligations	7.9	7.3
Deferred tax liabilities	168.1	105.9
Other non-current liabilities	38.2	11.1
Total non-current liabilities	582.3	408.8
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 58,036,427 shares and 54,403,208 shares issued and outstanding at December 31, 2011 and 2010, respectively	0.6	0.5
Additional paid-in capital	356.9	287.5
Accumulated other comprehensive income	1.8	—
Retained earnings	294.1	155.3
Non-controlling interest in subsidiaries	0.2	—
Total stockholders’ equity	653.6	443.3
Total liabilities and stockholders’ equity	$2,230.6	$1,144.6
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(In millions, except share and per share data)
Net sales	$7,198.2	$3,755.6	$2,666.7
Operating costs and expenses:
Cost of goods sold	6,429.9	3,412.9	2,394.1
Operating expenses	320.9	229.5	219.0
Impairment of goodwill	2.2	—	7.0
Insurance proceeds — business interruption	—	(12.8)	(64.1)
Property damage proceeds, net	—	(4.0)	(40.3)
General and administrative expenses	81.4	59.0	64.3
Depreciation and amortization	74.1	61.1	52.4
Loss on sale of assets	3.6	0.7	2.9
Total operating costs and expenses	6,912.1	3,746.4	2,635.3
Operating income	286.1	9.2	31.4
Interest expense	51.2	34.1	25.5
Interest income	—	—	(0.1)
(Gain) loss on investment in Lion Oil	(12.9)	60.0	—
Other expenses, net	—	—	0.6
Total non-operating expenses, net	38.3	94.1	26.0
Income (loss) from continuing operations before income taxes	247.8	(84.9)	5.4
Income tax expense (benefit)	84.7	(5.0)	3.1
Income (loss) from continuing operations	163.1	(79.9)	2.3
Loss from discontinued operations, net of tax	—	—	(1.6)
Net income (loss)	163.1	(79.9)	0.7
Net income attributed to non-controlling interest	4.8	—	—
Net income (loss) attributable to Delek	$158.3	$(79.9)	$0.7
Basic earnings (loss) per share:
Income (loss) from continuing operations	$2.80	$(1.47)	$0.04
Loss from discontinued operations	—	—	(0.03)
Basic earnings (loss) per share	$2.80	$(1.47)	$0.01
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$2.78	$(1.47)	$0.04
Loss from discontinued operations	—	—	(0.03)
Diluted earnings (loss) per share	$2.78	$(1.47)	$0.01
Weighted average common shares outstanding:
Basic	56,543,977	54,264,763	53,693,258
Diluted	57,026,864	54,264,763	54,484,969
Dividends declared per common share outstanding	$0.33	$0.15	$0.15
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount
		(In millions, except share and per share data)
Balance at	December 31, 2008	53,682,070	0.5	277.8	(0.6)	256.1	—	533.8
Comprehensive income, net of tax:
Net income		—	—	—	—	0.7	—	0.7
Unrealized gain on cash flow hedges, net of deferred income tax expense of $0.3 million		—	—	—	0.6	—	—	0.6
Comprehensive income		—	—	—	0.6	0.7	—	1.3
Common stock dividends ($0.15 per share)		—	—	—	—	(8.1)	—	(8.1)
Stock-based compensation expense		—	—	4.0	—	—	—	4.0
Exercise of stock-based awards		18,500	—	—	—	—	—	—
Balance at	December 31, 2009	53,700,570	0.5	281.8	—	248.7	—	531.0
Net Loss		—	—	—	—	(79.9)	—	(79.9)
Common stock dividends ($0.15 per share)		—	—	—	—	(8.4)	—	(8.4)
Stock-based compensation expense		—	—	3.1	—	—	—	3.1
Net settlement of share appreciation rights		638,909	—	2.6	—	(5.1)	—	(2.5)
Exercise of stock-based awards		63,729	—	—	—	—	—	—
Balance at	December 31, 2010	54,403,208	0.5	287.5	—	155.3	—	443.3
Comprehensive income, net of tax:
Net income		—	—	—	—	158.3	4.8	163.1
Unrealized gain on cash flow hedges, net of deferred income tax expense of $0.9 million		—	—	—	1.8	—	—	1.8
Comprehensive income		—	—	—	1.8	158.3	4.8	164.9
Common stock dividends ($0.33 per share)		—	—	—	—	(19.5)	—	(19.5)
Stock-based compensation expense		—	—	2.7	—	—	—	2.7
Non-controlling interests in subsidiaries		—	—	—	—	—	25.6	25.6
Acquisition of non-controlling interest in Lion Oil		—	—	17.2	—	—	(30.2)	(13.0)
Income tax benefit of stock-based compensation expense		—	—	2.7	—	—	—	2.7
Stock issued in connection with the Lion Acquisition		3,292,844	0.1	44.2	—	—	—	44.3
Exercise of stock-based awards		340,375	—	2.6	—	—	—	2.6
Balance at	December 31, 2011	58,036,427	0.6	356.9	1.8	294.1	0.2	653.6
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:	(In millions, except per share data)
Net income (loss)	$163.1	$(79.9)	$0.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.1	61.1	52.4
Amortization of deferred financing costs	5.4	7.1	6.4
Accretion of asset retirement obligations	0.6	0.5	0.4
Deferred income taxes	57.7	(4.6)	39.8
Impairment of goodwill	2.2	—	7.0
(Gain) loss on investment in Lion Oil	(12.9)	60.0	—
Loss on sale of investments	—	—	0.6
Loss on sale of assets	3.6	0.7	2.9
Loss on sale of assets held for sale	—	—	1.1
Gain on involuntary conversion of assets	—	(4.0)	(40.3)
Stock-based compensation expense	2.7	3.1	4.0
Income tax benefit of stock-based compensation	(2.7)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(157.1)	(28.0)	(31.3)
Inventories and other current assets	(166.9)	20.9	(46.9)
Accounts payable and other current liabilities	65.3	38.9	137.2
Obligation under Supply and Offtake Agreement, net	96.9	—	—
Non-current assets and liabilities, net	(1.9)	(4.8)	3.8
Net cash provided by operating activities	130.1	71.0	137.8
Cash flows from investing activities:
Sales of short-term investments	—	—	5.0
Business combinations	(105.2)	—	—
Purchase of remaining non-controlling interest in Lion Oil	(13.0)	—	—
Purchases of property, plant and equipment	(81.0)	(56.8)	(170.0)
Expenditures to rebuild refinery	—	(0.2)	(11.6)
Property damage insurance proceeds	—	4.2	51.9
Proceeds from sales of convenience store assets	3.5	8.3	12.5
Proceeds from sale of assets held for sale	—	—	9.3
Net cash used in investing activities	(195.7)	(44.5)	(102.9)
Cash flows from financing activities:
Proceeds from long-term revolvers	620.1	815.1	554.9
Payments on long-term revolvers	(663.3)	(739.0)	(521.1)
Proceeds from term debt	102.3	100.0	—
Payments on term debt and capital lease obligations	(19.8)	(176.4)	(67.7)
Proceeds from note payable to related party	40.0	—	65.0
Payments of note payable to related party	(17.5)	(21.0)	—
Proceeds from exercise of stock options	2.6	—	—
Proceeds from inventory financing agreement	201.7	—	—
Proceeds from non-controlling interests in subsidiaries	0.2	—	—
Taxes paid in connection with settlement of share purchase rights	—	(2.5)	—
Income tax benefit of stock-based compensation	2.7	—	—
Dividends paid	(19.5)	(8.4)	(8.1)
Deferred financing costs paid	(7.1)	(13.6)	(4.8)
Net cash provided by (used in) financing activities	242.4	(45.8)	18.2
Net increase (decrease) in cash and cash equivalents	176.8	(19.3)	53.1
Cash and cash equivalents at the beginning of the period	49.1	68.4	15.3
Cash and cash equivalents at the end of the period	$225.9	$49.1	$68.4

	Year Ended December 31,
	2011	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of a nominal amount in 2011 and $0.3 million and $1.4 million in 2010 and 2009, respectively.	$43.9	$25.1	$19.1
Income taxes	$54.6	$1.6	$1.7
Non-cash financing activities:
Stock issued in connection with the Lion Acquisition	$44.3	$—	$—

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Notes to Consolidated Financial Statements
1. General
Delek US Holdings, Inc. (“Delek”, “we”, “our” or “us”) is the sole stockholder of MAPCO Express, Inc. (“Express”), MAPCO Fleet, Inc. (“Fleet”), Delek Refining, Inc. (“Refining”), Delek Finance, Inc. (“Finance”), Delek Marketing & Supply, Inc. (“Marketing”), Lion Oil Company (“Lion Oil”) and Paline Pipeline Company, LLC ("Paline") (collectively, the “Subsidiaries”). See "Glossary of Terms" included in Item 1, Business, of this Annual Report on Form 10-K for definitions of certain business and industry terms used herein.
Delek is listed on the New York Stock Exchange under the symbol DK. As of December 31, 2011, approximately 68.5% of our outstanding shares were beneficially owned by Delek Group Ltd. (“Delek Group”) located in Natanya, Israel.

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

Segment Reporting
Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, marketing and retail. The refining segment operates high conversion, independent refineries in Tyler, Texas and El Dorado, Arkansas. The marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operating terminals. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of 377 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 13.

Discontinued Operations
In December 2008, we met the requirements under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment (“ASC 360”) to classify our retail segment's Virginia division (“Virginia stores”) as a group of assets held for sale. The fair value assessment of these assets, performed in the fourth quarter of 2008, did not result in an impairment. We ceased depreciation of these assets. In December 2008, we sold 12 of the 36 stores in this division. During 2009, we sold an additional 15 stores and in December 2009, the remaining nine stores were reclassified back into normal operations. The assets of these nine stores required a depreciation catch up in December 2009. We continued to operate these stores in 2011.

Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2011 and 2010, these cash equivalents consisted primarily of overnight investments in U.S. Government obligations, bank repurchase obligations collateralized by U.S. Government obligations and bank money market accounts.

Accounts Receivable

Accounts receivable primarily consists of receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of less than $0.1 million as of both December 31, 2011 and 2010, respectively.

One customer in the refining segment accounted for 21.4% of our consolidated accounts receivable during the year ended December 31, 2011. No customers accounted for more than 10% of consolidated accounts receivable as of December 31, 2010 or 2009. No customers accounted for more than 10% of consolidated net sales for the years ended December 31, 2011, 2010 or 2009.

Inventory

Refinery inventory consists of crude oil, refined products and blendstocks which are stated at the lower of cost or market. Inventory cost at the Tyler Refinery is determined under the last-in, first-out (“LIFO”) valuation method. Cost of crude oil, refined product and blendstock inventories in excess of market value are charged to cost of goods sold. Such changes are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. Inventory costs at the El Dorado refinery are stated at the lower of cost or market on a first-in, first-out (“FIFO”) basis.

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

One vendor in the refining segment and a second vendor used by both the refining and retail segments accounted for a total of 34.7% of our consolidated inventory purchases during the year ended December 31, 2011. On a consolidated basis, there were no vendors that accounted for more than 10% of our inventory purchases during the years ended December 31, 2010 or 2009. Delek believes that sources of inventory are available from suppliers other than from its current vendors; however, the cost structure of such purchases may be different.

Property, Plant and Equipment

Assets acquired by Delek in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in ASC 805, Business Combinations (“ASC 805”). Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management's estimated useful lives of the assets or the remaining lease term.

Depreciation is computed using the straight-line method over management's estimated useful lives of the related assets, which are as follows:

Years
Automobiles	3-5
Computer equipment and software	3-10
Refinery turnaround costs	4-5
Furniture and fixtures	5-15
Retail store equipment	7-15
Asset retirement obligation assets	15-50
Refinery machinery and equipment	5-40
Retail, including store equipment and other site improvements	8-30
Building and building improvements	15-40

Other Intangible Assets

Delek has intangible assets consisting of long-term supply contracts, non-compete agreements, trademarks, capacity contracts and rights of way. We amortize the definite-lived intangible assets on a straight-line bases over the estimated useful live of three to 11.5 years. The amortization expense is included in depreciation and amortization on the accompanying consolidated statements of operations.

Property, Plant and Equipment and Other Intangibles Impairment

Property, plant and equipment and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360 and ASC 350, Intangibles - Goodwill and Other (“ASC 350”), Delek evaluates the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, Delek assesses whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset.

Property and equipment of retail stores identified for closing are written down to their estimated net realizable value at the time such stores are closed. Delek analyzes regional market, division and store operations for changes in market demographics, competition, economic conditions and other factors, including the variability of cash flow. As a result, we identified and recorded impairment charges of $1.7 million, $1.8 million and $0.4 million for closed stores in 2011, 2010 and 2009, respectively. Similar changes may occur in the future that will require us to record an impairment charge.

Minority Investment

The minority investment in the equity shares of Lion Oil, were carried as a cost-method investment which required that we review for any diminishment of fair value in the instance when there are indicators that a possible impairment has occurred. This evaluation resulted in the recognition of a $60.0 million non-cash impairment of our minority investment in the fourth quarter of 2010. In 2011, we acquired the remaining equity interest in Lion Oil and currently report Lion Oil as part of our consolidated group and recognized gains of $12.9 million as a result of remeasuring the cost basis interest in Lion Oil at its fair value as of the acquisition date. See Note 4 for discussion of the Lion Acquisition.

Capitalized Interest

Delek capitalizes interest on capital projects associated with the refining segment and with the construction related to the new “prototype” stores being built in the retail segment. For the years ended December 31, 2011, 2010 and 2009, interest of a nominal amount, $0.3 million and $1.3 million, respectively, was capitalized relating to these projects.

Refinery Turnaround Costs

Refinery turnaround costs are incurred in connection with planned shutdowns and inspections of the Tyler and El Dorado refineries' major units to perform necessary repairs and replacements. Refinery turnaround costs are deferred when incurred, classified as property, plant and equipment and amortized on a straight-line basis over that period of time estimated to lapse until the next planned turnaround occurs. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters.

Goodwill and Potential Impairment

Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek's goodwill, all of which was acquired in various purchase business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If a reporting unit's carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit's goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Our annual impairment assessment of goodwill resulted in $2.2 million and $7.0 million non-cash goodwill impairment charges to our retail segment during the years ended December 31, 2011 and 2009, respectively. Our annual assessment of goodwill did not result in impairment during the year ended December 31, 2010.

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

Delek's policy under the guidance of ASC 815-10-45, Derivatives and Hedging - Other Presentation Matters (“ASC 815-10-45”), is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions.

Fair Value of Financial Instruments

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek's assets and liabilities that fall under the scope of ASC 825, Financial Instruments (“ASC 825”).

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

Delek also applies the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of December 31, 2011 or 2010, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.

Self-Insurance Reserves

Delek is primarily self-insured for employee medical, workers' compensation and general liability costs, with varying limits of per claim and aggregate stop loss insurance coverage that management considers adequate. We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported. Differences between actual settlements and recorded accruals are recorded in the period identified.

Vendor Discounts and Deferred Revenue

Delek receives cash discounts or cash payments from certain vendors related to product promotions based upon factors such as, quantities purchased, quantities sold, merchandise exclusivity, store space and various other factors. In accordance with ASC 605-50, Revenue Recognition - Customer Payments and Incentives, we recognize these amounts as a reduction of inventory until the products are sold, at which time the amounts are reflected as a reduction in cost of goods sold. Certain of these amounts are received from vendors related to agreements covering several periods. These amounts are initially recorded as deferred revenue, are reclassified as a reduction in inventory over the period the products are received, and are subsequently recognized as a reduction of cost of goods sold as the products are sold.

Delek also receives advance payments from certain vendors relating to non-inventory agreements. These amounts are recorded as deferred revenue and are subsequently recognized as a reduction of cost of goods sold as earned.

Environmental Expenditures

It is Delek's policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for the next 15 years, unless a specific longer range estimate is practicable. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that does not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed and determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized.

Asset Retirement Obligations

Delek recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. In the retail segment, these obligations relate to the net present value of estimated costs to remove underground storage tanks at owned and leased retail sites which are legally required under the applicable leases. The asset retirement obligation for storage tank removal on leased retail sites is being accreted over the expected life of the owned retail site or the average retail site lease term. In the refining segment, these obligations relate to the required disposal of waste in certain storage tanks, asbestos abatement at an identified location and other estimated costs that would be legally required upon final closure of the Tyler and El Dorado refineries. In the marketing segment, these obligations related to the required cleanout of the pipeline and terminal tanks, and removal of certain above-grade portions of the pipeline situated on right-of-way property.

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2011 and 2010 is as follows (in millions):

	December 31,
	2011	2010
Beginning balance	$7.3	$7.0
Liabilities acquired	0.5	—
Liabilities settled	(0.5)	(0.2)
Accretion expense	0.6	0.5
Ending balance	$7.9	$7.3

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

Delek derives service revenue from the sale of lottery tickets, money orders, car washes and other ancillary product and service offerings. Service revenue and related costs are recorded at gross amounts and net amounts, as appropriate, in accordance with the provisions of ASC 605-45, Revenue Recognition - Principal Agent Considerations (“ASC 605-45”). We record service revenue and related costs at gross amounts when Delek is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, influences product or service specifications, or has several but not all of these indicators. When Delek is not the primary obligor and does not possess other indicators of gross reporting as discussed previously, we record net service revenue.

Cost of Goods Sold and Operating Expenses

For the retail segment, cost of goods sold comprises the costs of specific products sold. Operating expenses include costs such as wages of employees at the stores, lease expense for the stores, utility expense for the stores and other costs of operating the stores. For the refining segment, cost of goods sold includes all the costs of crude oil, feedstocks and external costs. Operating expenses include the costs associated with the actual operations of the Tyler and El Dorado refineries. For the marketing segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned terminals, terminaling expense at third-party locations and pipeline maintenance costs.

Sales, Use and Excise Taxes

Delek's policy is to exclude sales, use and excise taxes from revenue when we are an agent of the taxing authority, in accordance with ASC 605-45.

Deferred Financing Costs

Deferred financing costs represent expenses related to issuing our long-term debt and obtaining our lines of credit. These amounts are amortized ratably over the remaining term of the respective financing and are included in interest expense. See Note 11 for further information.

Advertising Costs

Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the years ended December 31, 2011, 2010 and 2009 was $3.1 million, $2.9 million and $3.5 million, respectively.

Operating Leases

Delek leases land and buildings under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. Some of these lease arrangements include fixed rental rate increases, while others include rental rate increases based upon such factors as changes, if any, in defined inflationary indices.

In accordance with ASC 840-20, Leases - Operating Leases, for all leases that include fixed rental rate increases, Delek calculates the total rent expense for the entire lease period, considering renewals for all periods for which failure to renew the lease imposes economic penalty, and records rental expense on a straight-line basis in the accompanying consolidated statements of operations.

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

ASC 740 also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Finally, ASC 740 requires an annual tabular roll-forward of unrecognized tax benefits.

Earnings Per Share

Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted average common shares outstanding	56,543,977	54,264,763	53,693,258
Dilutive effect of equity instruments	482,887	—	791,711
Weighted average common shares outstanding, assuming dilution	57,026,864	54,264,763	54,484,969
Outstanding equity awards totaling 2,752,514, 3,797,558 and 3,419,922 common share equivalents were excluded from the diluted earnings per share calculation for the years ended December 31, 2011, 2010 and 2009, respectively. These share equivalents did not have a dilutive effect under the treasury stock method. Outstanding stock options totaling 16,826 were also excluded from the diluted earnings per share calculation for the year ended December 31, 2010. These stock options were anti-dilutive due to the net loss for the period.

Stock-Based Compensation
ASC 718, Compensation - Stock Compensation (“ASC 718”), requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement and establishes fair value as the measurement objective in accounting for share-based payment arrangements. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock option and stock appreciation right (SAR) awards, with the exception of the SARs granted to certain executive employees, which are valued under the Monte-Carlo simulation model.
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

Comprehensive Income
For the years ended December 31, 2011 and 2009, comprehensive income includes net income and changes in the fair value of derivative instruments designated as cash flow hedges. Comprehensive income for the year ended December 31, 2010 was equivalent to net income (in millions).

	Year Ended December 31,
	2011	2010	2009
Net income (loss) attributable to Delek	$158.3	$(79.9)	$0.7
Other comprehensive income:
Net unrealized gain on derivative instruments, net of tax expense of $0.9 million and $0.3 million for the years ended December 31, 2011 and 2009, respectively	1.8	—	0.6
Comprehensive income (loss)	$160.1	$(79.9)	$1.3

New Accounting Pronouncements
In December 2011, the FASB issued guidance requiring the disclosure of information about offsetting and related arrangements to enable users of financial statements to understand the effect of these arrangements on financial position. The guidance requires the disclosure of both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for interim and annual reporting periods beginning on January 1, 2013. The adoption of this guidance will not affect our business, financial position or results of operations, but may result in additional disclosures.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income ("OCI") as part of the statement of stockholders' equity. Instead, OCI must be reported in either a single, continuous statement of comprehensive income, which contains two sections, net income and OCI, or in two separate but consecutive statements. In both cases, the entity is required to present reclassification adjustments on the face of the financial statements for items that are reclassified from OCI to net income in the statement where those components are presented. This guidance does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. Originally, this standard is effective for interim and annual reporting periods beginning after December 15, 2011. However, in October 2011, the FASB announced that it would defer the effective date of the requirement to present reclassifications from OCI to net income on the face of the financial statements. This announcement did not change the requirement to present net income, components of OCI and total comprehensive income in either one continuous or two consecutive statements. The adoption of this guidance will not have affect our business, financial position or results of operations, but will result in changes to our financial statement presentation.

3. Explosion and Fire at the Tyler, Texas Refinery
On November 20, 2008, an explosion and fire occurred at our 60,000 bpd refinery in Tyler, Texas. Two of our employees died as a result of the event and other individuals have claimed injuries. The event caused damage to both our saturates gas plant and naphtha hydrotreater and resulted in an immediate suspension of our refining operations. The Tyler refinery was subject to a gradual, monitored restart in May 2009, culminating in a full resumption of operations on May 18, 2009. We settled all outstanding property damage and business interruption insurance claims related to the explosion and fire in the second quarter 2010.

4. Acquisitions
Lion Oil Acquisition
In 2007, Delek acquired approximately 34.6% of the issued and outstanding shares of common stock of Lion Oil. In April 2011, Delek acquired an additional 53.7% of the Lion Oil from Ergon, Inc. ("Ergon") (the “Lion Acquisition”), bringing Delek’s interest in Lion Oil to 88.3%. On October 7, 2011, we acquired the remaining 11.7% minority equity interests in Lion Oil held by a consortium of private investors for approximately $13.0 million, funded through existing cash on hand. Upon closing of the transaction, we increased our total equity ownership in Lion Oil from 88.3% to 100%.
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
Upon acquiring a majority equity ownership position in Lion Oil in April 2011, Delek assumed operational management of the El Dorado refinery and its related assets. Delek now reports Lion Oil as part of its consolidated group. Transaction costs associated with the Lion Acquisition were $5.5 million during the year ended December 31, 2011 and were recognized in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of December 31, 2010, Delek carried its investment in Lion Oil at $71.6 million, using the cost method of accounting. During the year ended December 31, 2011, we recognized gains of $12.9 million, respectively, as a result of remeasuring the 34.6% cost basis interest in Lion Oil at its fair value as of the Lion Acquisition date in accordance with ASC 805, Business Combinations. This remeasurement was derived from the consideration transferred in the Lion Acquisition. This gain was recognized in the consolidated statements of operations. The acquisition-date fair value of the previous cost basis interest was $84.5 million and is included in the measurement of the consideration transferred.
The components of the consideration transferred were as follows:

Cash paid to Ergon		$80.2
Delek restricted common stock issued to Ergon	3,292,844
Average price per share of Delek stock on April 29, 2011	$13.45
Total value of common stock consideration		44.3
Contingent consideration		6.7
Fair value of Delek investment prior to the Lion Acquisition		84.5
		$215.7
The allocation of the purchase price was based upon a preliminary valuation. During 2011, we adjusted certain of the acquisition-date fair values previously disclosed, based primarily on additional information regarding contingent consideration and the finalization of working capital amounts, obtained subsequent to the acquisition. The fair value of the contingent consideration is based on certain payments due to Ergon related to future sales of the asphalt produced at the El Dorado refinery. The liability for these payments is recorded in accrued expenses and other current liabilities and other non-current liabilities in the consolidated balance sheets.

The allocation of the aggregate purchase price of Lion Oil as of December 31, 2011 is summarized as follows (in millions):

Inventory	$227.3
Accounts receivable and other current assets	16.9
Property, plant and equipment	315.3
Intangible assets	11.3
Other non-current assets	15.5
Accounts payable and other current liabilities	(272.4)
Long-term note to Ergon	(50.0)
Asset retirement obligations and environmental liabilities	(9.9)
Other liabilities	(12.9)
241.1
Fair value of non-controlling interest in Lion Oil	(25.4)
Net fair value of equity acquired	$215.7
Certain liabilities recorded in the Lion Acquisition relate to accruals for possible loss contingencies associated with two lawsuits pending at the time of the acquisition. We reached an agreement to settle one of these in the third quarter of 2011; the other is discussed more fully in Note 17.
Delek began consolidating Lion Oil’s results of operations on April 29, 2011. Lion Oil contributed $2,089.8 million to net sales for the period from April 29, 2011 through December 31, 2011. Lion Oil contributed net income of $19.3 million (net of income attributed to non-controlling interest of $4.8 million) for the for period from April 29, 2011 through December 31, 2011. Below are the pro forma consolidated results of operations of Delek for the year ended December 31, 2011 and 2010, as if the Lion Acquisition had occurred on January 1, 2010 (amounts in millions, except per share information):

	Year Ended December 31,
	2011	2010
Net sales	$7,545.0	$6,248.9
Net income	164.1	(57.7)
Net income (loss) attributed to non-controlling interest	6.6	3.1
Net income attributable to Delek	$157.5	$(60.8)
Basic earnings per share	$2.63	$(1.06)
Diluted earnings per share	$2.61	$(1.06)
Product purchased from Lion Oil by the retail segment prior to the Lion Acquisition totaled $4.3 million, $15.4 million and $9.8 million during the years ended December 31, 2011, 2010 and 2009, respectively. Also prior to the Lion Acquisition, the refining segment sold $3.6 million, $1.5 million and $2.5 million, respectively, of intermediate products to the El Dorado refinery during the years ended December 31, 2011, 2010 and 2009. These product purchases and sales were made at market values. All product purchases and sales subsequent to the Lion Acquisition have been eliminated in consolidation.
Paline Acquisition
On December 19, 2011, Delek acquired all of the membership interests of Paline from Ergon Terminaling, Inc ("Ergon Terminaling"). Paline owns and operates a 10-inch, 185-mile pipeline system. The Paline Pipeline System is a crude line that runs between Nederland, Texas and Longview, Texas. Under the prior owner, Paline had been used to transport Gulf Coast and offshore crudes north into Longview; however, we are nearly finished with a project that will reverse the flow of crude on Paline. Delek acquired Paline and all related assets for a purchase price of $50.0 million, consisting of $25.0 million cash and a 3-year, $25.0 million note initially payable to Ergon Terminaling and subsequently assigned to Ergon.
The allocation of the purchase price was based upon a preliminary valuation. Our estimates and assumptions are subject to change during the purchase price allocation period. The primary areas of the purchase price allocation that are not yet finalized relate to property, plant and equipment values, the valuation of intangible assets acquired, and income taxes.

The preliminary allocation of the aggregate purchase price of Paline as of December 31, 2011 is summarized as follows (in millions):

Other current assets	$0.6
Property, plant and equipment	55.3
Intangible assets	1.6
Accounts payable and other current liabilities	(2.5)
Other liabilities	(5.0)
50.0

5.  Dispositions and Assets Held for Sale

Virginia Stores

In December 2008, the retail segment's Virginia division met the requirements as enumerated in ASC 360, that require the separate reporting of assets held for sale. Management committed to plan to sell the retail segment's Virginia stores and proceeded with efforts to locate buyers; however, until we obtained the necessary amendments to our credit agreements, we were encumbered from that action. At the time the credit agreement limitations were lifted, in December 2008, we had contracts to sell 28 of the 36 Virginia properties. As of December 31, 2008, we closed on 12 of the properties. We sold an additional 15 of these stores during the year ended December 31, 2009. In December 2009, the remaining nine Virginia stores were reclassified back into normal operations. We received proceeds from these sales, net of expenses, of $9.3 million and $9.8 million, respectively, recognizing net (losses) gains on the sales of $(1.1) million and $0.4 million, respectively, during the years ended December 31, 2009 and 2008. In addition to the real properties sold, we sold $0.9 million and $1.0 million, respectively, in inventory, at cost, to the buyers during the years ended December 31, 2009 and 2008.

The carrying amounts of the Virginia store assets sold during the year ended December 31, 2009 are as follows (in millions):

For the Year Ended December 31, 2009

Inventory	$0.9
Property, plant & equipment, net of accumulated depreciation of $4.0 million	10.4
$11.3

There were no assets held for sale as of December 31, 2011 or 2010.

Once the Virginia stores were identified as assets held for sale, the operations associated with these properties qualified for reporting as discontinued operations under ASC 360. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in Delek's Consolidated Statement of Operations and the Notes to the consolidated financial statements have been adjusted to exclude the discontinued operations. The amounts eliminated from continuing operations did not include allocations of corporate expenses included in the selling, general and administrative expenses caption in the Consolidated Statement of Operations, nor the income tax benefits from such expenses. The remaining nine Virginia stores that were reclassified into normal operations required a depreciation catch up in December 2009. Components of amounts reflected in income from discontinued operations for the year ended December 31, 2009 are as follows (in millions):

For the Year Ended December 31, 2009

Net sales	$6.4
Operating costs and expenses	(8.0)
Loss on sale of assets held for sale	(1.1)
Loss from discontinued operations before taxes	(2.7)
Income tax benefit	(1.1)
Loss from discontinued operations, net of income taxes	$(1.6)

6. Inventory
Refinery inventory consists of crude oil, refined products and blendstocks which are stated at the lower of cost or market. Cost of inventory for the Tyler refinery is determined under the LIFO valuation method. Cost of crude oil, refined product and feedstock inventories in excess of market value are charged to cost of goods sold. Cost of inventory for the El Dorado refinery is determined on a FIFO basis.
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
Carrying value of inventories consisted of the following (in millions):

	December 31, 2011	December 31, 2010
Refinery raw materials and supplies	$177.9	$29.5
Refinery work in process	63.4	31.5
Refinery finished goods	202.8	18.9
Retail fuel	18.8	20.2
Retail merchandise	26.2	28.3
Marketing refined products	18.9	8.3
Total inventories	$508.0	$136.7
At December 31, 2011 and December 31, 2010, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $45.2 million and $36.6 million, respectively. There were reductions of $5.9 million, $0.8 million and $2.5 million to costs of goods sold during the years ended December 31, 2011, 2010 and 2009, respectively, as a result of the liquidation of LIFO inventories.
7. Crude Oil Supply and Inventory Purchase Agreement
Delek entered into a Master Supply and Offtake Agreement (“Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”) at the closing of the Lion Acquisition. Pursuant to the Supply and Offtake Agreement, J. Aron purchased a majority of the crude oil and refined products in Lion Oil’s inventory at market prices. Throughout the term of the Supply and Offtake Agreement, which expires on April 29, 2014, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 bpd of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined product from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable of $29.1 million as of December 31, 2011 related to this monthly settlement. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. While title of the inventories resides with J. Aron, this arrangement is accounted for as a financing. Delek incurred fees of $5.6 million during the year ended December 31, 2011, which are included as a component of interest expense in the statement of operations.
Upon the expiration of the Supply and Offtake Agreement on April 29, 2014 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then market prices. At December 31, 2011, Delek had 3.0 million barrels of inventory consigned to J. Aron and we have recorded a liability associated with this consigned inventory of $298.8 million.
Each month, J. Aron sets target inventory levels for each product subject to pre-agreed minimum and maximum inventory levels for each product group. At December 31, 2011, we recorded a current receivable of $0.2 million for forward commitments related to the month end actual consignment inventory levels differing from the month end consignment inventory target levels and the associated pricing with these inventory level differences.

8.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2011	2010
Land	$72.9	$72.8
Building and building improvements	200.8	178.4
Refinery machinery, marketing equipment and pipelines	781.5	412.7
Retail, including store equipment and other site improvements	129.4	115.1
Refinery turnaround costs	48.1	47.7
Other equipment	35.2	22.1
Construction in progress	49.4	37.9
	1,317.3	886.7
Less: accumulated depreciation	(263.5)	(206.6)
	$1,053.8	$680.1
Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the years ended December 31, 2011 and 2010 are as follows (in millions):

	As of and For the Year Ended December 31, 2011
	Refining	Marketing	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$815.1	$91.7	$402.6	$7.9	$1,317.3
Less: Accumulated depreciation	(117.4)	(9.4)	(136.3)	(0.4)	(263.5)
Property, plant and equipment, net	$697.7	$82.3	$266.3	$7.5	$1,053.8
Depreciation expense	$43.4	$1.8	$25.5	$0.1	$70.8

	As of and For the Year Ended December 31, 2010
	Refining	Marketing	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$460.4	$35.5	$388.6	$2.2	$886.7
Less: Accumulated depreciation	(73.9)	(7.5)	(124.9)	(0.3)	(206.6)
Property, plant and equipment, net	$386.5	$28.0	$263.7	$1.9	$680.1
Depreciation expense	$33.6	$1.7	$24.3	$0.1	$59.7

9.  Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Goodwill acquired in a purchase business combination is recorded at fair value and is not amortized. Delek's goodwill relates to its retail and marketing segments only. Additionally, Delek recognized impairment to certain goodwill carried in the retail segment in 2011 and 2009. As of December 31, 2011, our accumulated impairment losses were $20.4 million, all of which related to our retail segment.

Delek performs an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2011, 2010 and 2009. In performing these reviews we determined reporting units at a level below segment for our retail segment and in our marketing segment our review was done at the original west Texas Operations level of the segment. We performed a discounted cash flows test to test for value of each of our reporting units. We use a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values of the reporting units using a multiple of expected future cash flows such as those used by third party analysts. In 2011 and 2009, this review resulted in the need to determine the impairment of goodwill in one of the reporting units of the retail segment. We estimated the fair value of the assets and liabilities attributable to reporting units and this work resulted in impairments of goodwill, and therefore, non-cash charges of $2.2 million and $7.0 million were recorded in the accompanying consolidated statements of operations during the years ended December 31, 2011 and 2009, respectively. In 2010, the annual impairment review resulted in the determination that no impairment of goodwill had occurred.

A summary of our goodwill accounts in our retail and marketing segments are as follows (in millions):

		Retail	Marketing	Total
Balance,	December 31, 2008	$71.4	$7.5	$78.9
Goodwill impairment		(7.0)	—	(7.0)
Balance,	December 31, 2009	64.4	7.5	71.9
Goodwill impairment		—	—	—
Balance,	December 31, 2010	64.4	7.5	71.9
Goodwill impairment		(2.2)	—	(2.2)
Balance,	December 31, 2011	$62.2	$7.5	$69.7

10.  Other Intangible Assets

A summary of our identifiable intangible assets are are as follows (in millions):

As of December 31, 2011	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Supply contracts	11.5 years	12.2	(5.7)	6.5
Trademarks	4 years	0.7	(0.7)	—
Non-compete Agreements	3-10 years	1.3	(1.1)	0.2
Capacity contract	3 years	9.3	(2.1)	7.2
Intangible assets not subject to amortization:
Rights-of-Way	Indefinite	3.6	—	3.6
Total		27.1	(9.6)	17.5

As of December 31, 2010	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Supply contracts	11.5 years	12.2	(4.7)	7.5
Trademarks	4 years	0.7	(0.6)	0.1
Non-compete Agreements	3-10 years	1.3	(1.0)	0.3
Total		14.2	(6.3)	7.9

Amortization of intangible assets was $3.3 million, $1.4 million and $1.3 million during the years ended December 31, 2011, 2010 and 2009 and is included in depreciation and amortization on the accompanying consolidated statements of operations. Amortization expense is estimated to be $4.3 million, $4.2 million, $2.1 million, $1.1 million and $1.1 million, for the years ended 2012 through 2016, respectively.
11. Long-Term Obligations and Short-Term Note Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	December 31, 2011	December 31, 2010
MAPCO Revolver	$77.5	$122.1
Fifth Third Revolver	30.3	29.0
Promissory notes	228.6	144.0
Term loan facility	95.5	—
Capital lease obligations	0.7	0.7
	432.6	295.8
Less: Current portion of long-term debt, notes payable and capital lease obligations	74.2	14.1
	$358.4	$281.7

Principal maturities of Delek's existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2011 (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total
MAPCO Revolver	—	—	—	77.5	—	—	77.5
Fifth Third Revolver	30.3	—	—	—	—	—	30.3
Promissory notes	30.4	119.7	24.4	16.0	16.0	22.1	228.6
Term loan facility	13.5	16.0	16.0	16.0	34.0	—	95.5
Capital lease obligations	—	0.1	0.1	0.1	0.1	0.3	0.7
Total	74.2	135.8	40.5	109.6	50.1	22.4	432.6
MAPCO Revolver
On December 23, 2010, we executed a $200.0 million revolving credit facility (“MAPCO Revolver”) that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO, Fifth Third Bank as Administrative Agent and the lenders party thereto (“Senior Secured Credit Facility”). As of December 31, 2011, we had $77.5 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $19.0 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At December 31, 2011, the weighted average borrowing rate was approximately 4.3%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2011, this fee was 0.75% per year. Amounts available under the MAPCO Revolver as of December 31, 2011 were approximately $103.5 million.
Wells ABL
Delek has an asset-based loan revolving credit facility (“Wells ABL”) that includes an accordion feature which permits an increase in facility size of up to $600.0 million subject to additional lender commitments. In connection with the closing of the Lion Acquisition, Delek executed an amendment to the Wells ABL (the “Wells ABL Amendment”) on April 29, 2011. Under the terms of the Wells ABL Amendment, among other things, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million, (ii) the swing line loan sub-limit was increased from $30.0 million to $40.0 million, (iii) the letter of credit sub-limit was increased from $300.0 million to $375.0 million, (iv) the maturity date of the facility was extended from February 23, 2014 to April 29, 2015, and (v) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Refining and Lion Oil. As of December 31, 2011, we had letters of credit issued under the facility totaling approximately $227.8 million and nominal amounts in outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the Wells ABL. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. Additionally, the Wells ABL requires us to pay a credit utilization dependent quarterly fee on the average unused revolving commitment. As of December 31, 2011, this fee was 0.63% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $20.0 million availability reserve requirement, as of December 31, 2011 was $80.6 million.
Fifth Third Revolver
We have a revolving credit facility with Fifth Third Bank (“Fifth Third Revolver”) that carries a credit limit of $75.0 million, including a $35.0 million sub-limit for letters of credit. As of December 31, 2011, we had $30.3 million outstanding borrowings under the facility, as well as letters of credit issued of $10.5 million. Borrowings under the Fifth Third Revolver are secured by substantially all of the assets of Marketing. The Fifth Third Revolver matures on December 19, 2012. The Fifth Third Revolver bears interest based on predetermined pricing grids that allow us to choose between Base Rate Loans or LIBOR Rate Loans. At December 31, 2011, the weighted average borrowing rate was approximately 3.9%. Additionally, the Fifth Third Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. Amounts available under the Fifth Third Revolver as of December 31, 2011 were approximately $34.2 million.

Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank (“Reliant Bank Revolver”) that provides for unsecured loans of up to $7.5 million. As of December 31, 2011, we had no amounts outstanding under this facility. The Reliant Bank Revolver was amended on March 28, 2011 to (i) extend the maturity date by three months to June 28, 2011 and (ii) increase the interest rate for borrowings under the facility to a fixed rate of 5.75%. On June 28, 2011, we further amended the Reliant Bank Revolver to (i) extend the maturity date by one year to June 28, 2012, (ii) decrease the bank borrowing commitments under the facility from $12.0 million to $7.5 million, and (iii) modify the financial covenant definitions to align with those contained in the Term Loan Facility discussed below. Additionally, the Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of December 31, 2011, we had $7.5 million available under the Reliant Bank Revolver.
Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million with Bank Leumi USA (“Leumi Note”). In connection with the closing of the Lion Acquisition, the Leumi Note was amended on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the note. As of December 31, 2011, we had $42.8 million in outstanding borrowings under the Leumi Note. The Leumi Note replaced and terminated promissory notes with Bank Leumi USA in the original principal amounts of $30.0 million and $20.0 million and is secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, and (iii) a second lien on all assets of Lion Oil that secure the Term Loan Facility discussed below. The Leumi Note requires quarterly amortization payments of $2.0 million beginning on April 1, 2011 and matures on October 1, 2013. The Leumi Note bears interest at the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.0%. As of December 31, 2011, the weighted average borrowing rate was 5.0%.
On October 5, 2010, Delek entered into two promissory notes with Israel Discount Bank of New York (“IDB”) in the principal amounts of $30.0 million and $20.0 million (collectively the “IDB Notes”). In connection with the closing of the Lion Acquisition, the IDB Notes were amended and restated on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the notes. As of December 31, 2011, we had $42.0 million in total outstanding borrowings under the IDB Notes. The IDB Notes replaced and terminated promissory notes with IDB in the original principal amounts of $30.0 million and $15.0 million and are secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, and (iii) a second lien on all assets of Lion Oil that secure the Term Loan Facility discussed below. The IDB Notes require quarterly amortization payments totaling $2.0 million, beginning at the end of the first quarter of 2011. The maturity date of both IDB Notes is December 31, 2013. Both IDB Notes bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. As of December 31, 2011, the weighted average borrowing rate was approximately 5.1% under both IDB Notes.
On September 28, 2010, Delek executed an amended and restated note in favor of Delek Petroleum Ltd, an Israeli corporation and an affiliate of the company ("Delek Petroleum") (“Petroleum Note”) in the principal amount of $44.0 million, replacing a note with Delek Petroleum in the original principal amount of $65.0 million. As of December 31, 2011, $26.5 million was outstanding under the Petroleum Note. The Petroleum Note contains the following provisions: (i) the payment of the principal and interest may be accelerated upon the occurrence and continuance of customary events of default under the note, (ii) Delek is responsible for the payment of any withholding taxes due on interest payments, (iii) the note is unsecured and contains no covenants, and (iv) the note may be repaid at the borrower’s election in whole or in part at any time without penalty or premium. The Petroleum Note was amended on April 28, 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. The Petroleum Note bears interest, payable on a quarterly basis, at 8.25% (excluding any applicable withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments.
In 2011, Delek entered into four joint ventures (the “Joint Ventures”) with Gatlin Partners, LLC (“Developer”), to develop and construct four new MAPCO Mart convenience stores. Delek and Developer each own 50% of the Joint Ventures. In order to fund the construction projects, each Joint Venture entered into separate Notes for its respective project with Standard Insurance Company (the “Notes”) varying in size from $1.0 million to $1.9 million. Each Joint Venture has entered into a lease with Express whereby Express will lease the completed property for a minimum of 20 years. One of the Notes bears interest at a fixed rate of approximately 6.4%, while the other three bear interest at fixed rates of 5.5%. Each of the Notes is secured by the land, building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, each Joint Venture shall make payments of principal on its respective Note over a ten year term calculated using a 25 year amortization schedule. If any Note is not paid in full after the initial ten year period, the respective Joint Venture may continue to make monthly payments under the Note, however the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first twenty year period. The final maturity dates of the Notes range from June 1, 2036 to January 1, 2037. As of December 31, 2011, the Joint Ventures have drawn approximately $2.3 million in total under the Notes.

On April 28, 2011, Delek executed a Subordinated Note with Delek Petroleum in the principal amount of $40.0 million (“Subordinated Note”). As of December 31, 2011, $40.0 million was outstanding under the Subordinated Note. The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility discussed below. Interest on the unpaid balance of the Subordinated Note will be computed at a rate per annum equal to 7.25% (net of withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments. The payment of the principal and interest on the Subordinated Note may be accelerated upon the occurrence and continuance of customary events of default. The Subordinated Note requires Delek to make quarterly interest payments commencing June 30, 2011 and annual principal amortization payments of $6.0 million commencing June 30, 2012, with payment of the latter subject to meeting certain payment conditions set forth in the subordination agreement in effect between Delek Petroleum and the Term Loan Facility creditors.
On April 29, 2011, Delek entered into a $50.0 million promissory note with Ergon, Inc. (“Ergon Note”) in connection with the closing of the Lion Acquisition. As of December 31, 2011, $50.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note with Ergon Terminaling, Inc. (“Ergon Paline Note”) in connection with the closing of the acquisition of all of the membership interests of Paline Pipeline Company, LLC from Ergon Terminaling, Inc. The Ergon Paline Note was subsequently assigned by Ergon Terminaling, Inc. to Ergon, Inc. As of December 31, 2011, $25.0 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately $2.1 million each commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at fixed rate equal to 6.0% per annum.
Term Loan Facility
On April 29, 2011, Delek entered into a $100.0 million term loan credit facility (“Term Loan Facility”) with Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. As of December 31, 2011, $95.5 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Delek to make four quarterly amortization payments of $1.5 million each commencing June 30, 2011, followed by sixteen quarterly amortization payments of $4.0 million each. The Term Loan Facility matures on April 29, 2016, and is secured by all assets of Lion Oil (excluding inventory and accounts receivable) as well as all of our shares in Lion Oil. Interest on the unpaid balance of the Term Loan Facility will be computed at a rate per annum equal to the LIBOR Rate or the Reference Rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of December 31, 2011, the weighted average borrowing rate was 5.5%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, Fifth Third Revolver, Reliant Bank Revolver, Leumi Note, IDB Notes and Term Loan Facility we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we are not required to comply with a fixed charge coverage ratio financial covenant under the Wells ABL during the year ended December 31, 2011, we may be required to comply with the covenant at times when the borrowing base excess availability is less than certain thresholds, as defined in the Wells ABL. We believe we were in compliance with all covenant requirements under each of our facilities as of December 31, 2011.
Certain of our credit facilities contain limitations on the incurrence of additional indebtedness, making of investments, creation of liens, disposition of property, making of restricted payments and transactions with affiliates. Specifically, these covenants may limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares with respect to the equity of our subsidiaries. Additionally, we are limited in our ability to make investments, including extensions of loans or advances to, or acquisition of equity interests in, or guarantees of obligations of, any other entities.
Restricted Net Assets
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of certain assets, as has been discussed above. The total amount of our subsidiaries' restricted net assets as of December 31, 2011 was $633.8 million.
Interest-Rate Derivative Instruments
In 2011, Delek entered into interest rate swap agreements for a total notional amount of $160.0 million. These agreements are intended to economically hedge floating rate debt related to our current borrowings. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"), the fair value of the derivatives is recorded in other non-current liabilities in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in 2015.

The estimated mark-to-market liability associated with our interest rate derivatives as of December 31, 2011 was $4.2 million.
In accordance with ASC 815, we recorded non-cash expense representing the change in estimated fair value of the interest rate swap agreements of $4.2 million for the year ended December 31, 2011.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in future transactions.
12. Stock Based Compensation

2006 Long-Term Incentive Plan
The Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, as amended (the “Plan”), allows Delek to grant stock options, SARs, restricted stock, RSUs and other stock-based awards of up to 5,053,392 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates. Stock options and SARs granted under the Plan are generally granted at market price or higher. The vesting of all outstanding awards is subject to continued service to Delek or its affiliates except that vesting of awards granted to certain executive employees could, under certain circumstances, accelerate upon termination of their employment and the vesting of all outstanding awards could accelerate upon the occurrence of an Exchange Transaction (as defined in the Plan).

On May 13, 2009, we filed a Tender Offer statement that gave eligible employees and directors the ability to exchange outstanding options under the Plan with per share exercise prices ranging between $16.00 and $35.08, for new options under the Plan to purchase fewer shares of our common stock at a lower exercise price. The Tender Offer expired on June 10, 2009 and we accepted for exchange options to purchase an aggregate of 1,398,641 shares of our common stock, representing 84.28% of the 1,659,589 shares covered by eligible options. We granted replacement options to purchase 803,385 shares of common stock in exchange for the tendered options. The exercise price per share of each replacement option granted pursuant to the Tender Offer was $9.17, the closing price of our common stock on the New York Stock Exchange on the grant date, June 10, 2009. This modification resulted in an additional $0.1 million in stock-based compensation expense, which will be recognized over the remaining terms of the original options granted. Prior to the Tender Offer, approximately 75% of grants under the Plan vested ratably over a period between three to five years and approximately 25% of the grants vested at the end of the fourth year. Following the Tender Offer, we expect that most new awards granted under the Plan will vest ratably over a period of four years.

In the second quarter of 2010, Delek's Board of Directors and its Incentive Plan Committee began using stock-settled SARs, rather than stock options, as the primary form of appreciation award under the Plan.

Option and SAR Assumptions

The table below provides the assumptions used in estimating the fair values of our outstanding stock options and SARs. For all awards granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2011 Grants	2010 Grants	2009 Grants	2009 Grants
	(Graded Vesting)	(Graded Vesting)	(Graded Vesting)	(Cliff Vesting)
	4 years	4 years	3-4 years	4 Years
Expected Volatility	58.58%-60.54%	33.01-60.88%	34.73%-37.78%	35.31%-37.22%
Dividend Yield	1.00%	1.00%	1.00%	1.00%
Expected Term	6.25 years	6.25 years	6.0-6.25 years	7.0 years
Risk Free Rate	0.00%-3.37%	0.06%-3.33%	0.06%-3.53%	0.06%-3.53%
Fair Value	$6.59	$3.51	$2.66	$0.98

Stock Option and SAR Activity

The following table summarizes the stock option and SAR activity for Delek for the years ended December 31, 2011, 2010 and 2009:

		Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Average Intrinsic Value
Options outstanding,	December 31, 2008	3,132,716	$11.86
Granted		3,297,325	$10.73
Exchanged		(1,398,641)	$19.35
Forfeited		(211,860)	$17.60
Options outstanding,	December 31, 2009	4,819,540	$8.66
Granted		459,400	$7.36
Exercised		(1,319,493)	$2.03
Forfeited		(240,639)	$9.77
Options/SARs outstanding, December 31, 2010		3,718,808	$10.78
Granted		945,500	$14.22
Exercised		(311,912)	$8.92
Forfeited		(294,567)	$11.07
Options/SARs outstanding, December 31, 2011		4,057,829	$11.71	5.6	$7.8
Vested options exercisable, December 31, 2011		1,122,229	8.68	4.8	3.1

Restricted Stock Units

The fair value of RSUs is determined based on the closing price of Delek's common stock on grant date. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2011 was $11.66.

The following table summarizes the RSU activity for Delek for the years ended December 31, 2011, 2010 and 2009:

		Number of RSUs	Weighted-Average Grant Price
Non-vested RSUs,	December 31, 2008	48,875	15.84
Granted		109,500	8.94
Vested		(18,500)	15.42
Forfeited		(3,250)	15.15
Non-vested RSUs,	December 31, 2009	136,625	10.38
Granted		36,500	7.84
Vested		(64,125)	11.21
Non-vested RSUs,	December 31, 2010	109,000	9.04
Granted		875,000	11.66
Vested		(43,500)	11.14
Forfeited		(5,000)	7.55
Non-vested RSUs,	December 31, 2011	935,500	11.41
Compensation Expense Related to Equity-based Awards
Compensation expense for the equity-based awards amounted to $2.7 million ($1.8 million, net of taxes), $3.1 million ($2.0 million, net of taxes) and $4.0 million ($2.7 million, net of taxes) for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. We recognized a total income tax benefit for equity-based awards of $2.7 million for the year end December 31, 2011. There was no income tax benefit for equity-based awards for the year ended December 31, 2010 and a nominal tax benefit for the year ended December 31, 2009.
As of December 31, 2011, there was $12.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.
The aggregate intrinsic value, which represents the difference between the underlying stock's market price and the award's exercise price, of the share-based awards exercised or vested during the years ended December 31, 2011, 2010 and 2009 was $2.3 million, $7.2 million and $0.3 million, respectively. During the years December 31, 2011, 2010 and 2009, respectively, we issued 340,375, 702,638 and 18,500 shares of common stock as a result of exercised or vested share-based awards. These amounts are net of 15,037 and 680,980 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vestings for the years ended December 31, 2011 and 2010. Delek paid approximately $0.1 million and $2.5 million of taxes in connection with the settlement of these awards for the years ended December 31, 2011 and 2010. There were no shares withhheld or taxes paid in connection with the settlement of share-based awards during the year ended December 31, 2009. We issue new shares of common stock upon exercise or vesting of share-based awards.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of December 31, 2011, we had 377 stores in total, consisting of 205 located in Tennessee, 85 in Alabama, 62 in Georgia, 12 in Arkansas and 8 in Virginia. The remaining 5 stores are located in Kentucky and Mississippi. The retail fuel and convenience stores operate under Delek’s MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 67 dealer locations as of December 31, 2011. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our marketing segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $12.2 million and $10.6 million during the years ended December 31, 2011 and 2010, respectively. Additionally, the refining segment pays crude transportation and storage fees to the marketing segment for the utilization of certain crude pipeline assets. These fees were $10.1 million and $9.5 million during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the refining segment sold finished product to the retail and marketing segments in the amount of $83.4 million and the marketing segment sold $5.5 million in finished product to the refining segment. During the year ended December 31, 2010, the refining segment sold $15.6 million in finished product to the marketing segment. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and For the Year Ended December 31, 2011
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,634.1	$1,859.4	$704.2	$0.5	$7,198.2
Intercompany fees and sales	71.2	—	27.8	(99.0)	—
Operating costs and expenses:
Cost of goods sold	4,140.6	1,679.4	700.5	(90.6)	6,429.9
Operating expenses	193.1	132.6	5.3	(10.1)	320.9
Impairment of goodwill	—	2.2	—	—	2.2
Segment contribution margin	$371.6	$45.2	$26.2	$2.2	445.2
General and administrative expenses					81.4
Depreciation and amortization					74.1
Loss on sale of assets					3.6
Operating income					$286.1
Total assets	$1,584.5	$411.4	$140.6	$94.1	$2,230.6
Capital spending (excluding business combinations)	$36.0	$36.5	$0.9	$7.6	$81.0

	As of and For the Year Ended December 31, 2010
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,678.2	$1,592.3	$484.3	$0.8	$3,755.6
Intercompany fees and sales	5.0	—	20.1	(25.1)	—
Operating costs and expenses:
Cost of goods sold	1,546.8	1,405.2	476.7	(15.8)	3,412.9
Operating expenses	101.4	134.7	2.9	(9.5)	229.5
Insurance proceeds - business interruption	(12.8)	—	—	—	(12.8)
Property damage proceeds, net	(4.0)	—	—	—	(4.0)
Segment contribution margin	$51.8	$52.4	$24.8	$1.0	130.0
General and administrative expenses					59.0
Depreciation and amortization					61.1
Loss on sale of assets					0.7
Operating income					$9.2
Total assets	$545.1	$420.6	$65.2	$113.7	$1,144.6
Capital spending (excluding business combinations)	$42.3	$14.4	$—	$0.1	$56.8

	As of and For the Year Ended December 31, 2009
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$878.5	$1,421.5	$359.2	$7.5	$2,666.7
Intercompany fees and sales	3.6	—	15.2	(18.8)	—
Operating costs and expenses:
Cost of goods sold	809.6	1,240.8	349.5	(5.8)	2,394.1
Operating expenses	85.9	138.5	1.2	(6.6)	219.0
Impairment of goodwill	—	7.0	—	—	7.0
Insurance proceeds - business interruption	(64.1)	—	—	—	(64.1)
Property damage proceeds, net	(40.3)	—	—	—	(40.3)
Segment contribution margin	$91.0	$35.2	$23.7	$1.1	151.0
General and administrative expenses					64.3
Depreciation and amortization					52.4
Loss on sale of assets					2.9
Operating income					$31.4
Total assets	$573.8	$430.0	$62.3	$156.9	$1,223.0
Capital spending (excluding business combinations)	$155.1	$14.3	$0.5	$0.1	$170.0

14. Fair Value Measurements
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of ASC 825.
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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2011, was (in millions):

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$3.6	$—	$3.6
Liabilities
Interest rate derivatives	—	(4.2)	—	(4.2)
Commodity derivatives	—	(1.4)	—	(1.4)
Total liabilities	—	(5.6)	—	(5.6)
Net liabilities	$—	$(2.0)	$—	$(2.0)

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Liabilities
Commodity derivatives	—	(1.4)	—	(1.4)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of December 31, 2011 and December 31, 2010, $1.4 million and $(0.7) million, respectively, of net derivative positions are included in other current assets (liabilities) on the accompanying consolidated balance sheets. As of December 31, 2011, $3.4 million of cash collateral is held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty.
15. Derivative Instruments

From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and

•	To limit the exposure to floating-interest rate fluctuations on our borrowings.
We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the years ended December 31, 2011, 2010 and 2009.
Swaps
In April 2011, we entered into a series of OTC swaps based on the future price of West Texas Intermediate Crude ("WTI") as quoted on the NYMEX which fixed the purchase price of WTI for a predetermined number of barrels at future dates from July 2011 through February 2012. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the Gulf Coast Platts which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from July 2011 through February 2012.
In accordance with ASC 815, the WTI and unleaded gasoline swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. For the year ended December 31, 2011, Delek recorded unrealized gains as a component of other comprehensive income of $2.7 million ($1.8 million, net of deferred taxes), respectively, related to the change in the fair value of these swaps. The fair value of these contracts is recognized in income at the time the positions are closed and the hedged transactions are recognized in income. For the year ended December 31, 2011, we recognized losses of $5.5 million related to positions closed during the period and gains of $0.1 million related to the ineffective portion of the swaps. As of December 31, 2011, Delek had total unrealized gains, net of deferred income taxes, in accumulated other comprehensive income of $1.8 million associated with its cash flow hedges.
Also, in the second quarter 2011, we entered into a series of OTC swaps based on the future price of WTI as quoted on the

NYMEX which fixed the purchase price of WTI for a predetermined number of barrels in July 2011. We recognized gains of $2 million on these swaps during the year ended December 31, 2011, which are included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. There were no gains or losses recognized related to these swap contracts during the years ended December 31, 2010 or 2009. There were $0.3 million in unrealized loss held on the consolidated balance sheet as of December 31, 2011. There were no unrealized gains or losses held on the consolidated balance sheets as of December 31, 2010.
Forward Fuel Contracts
From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains (losses) of $0.7 million, $0.6 million and $(2.1) million during the years ended December 31, 2011, 2010 and 2009, respectively, which are included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. There were unrealized gains related to these forward fuel contracts of a nominal amount held on the consolidated balance sheet as of December 31, 2011. There were no unrealized gains or losses held on the consolidated balance sheet as of December 31, 2010.
Futures Contracts
From time to time, Delek enters into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 180 days. Delek recognized (losses) gains on futures contract of $(5.8) million, $4.2 million and $(0.5) million during the years ended December 31, 2011, 2010 and 2009, respectively, which are included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. There were unrealized losses of $0.4 million and $1.4 million held on the consolidated balance sheets as of December 31, 2011 and December 31, 2010, respectively.
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

Significant components of Delek's deferred tax assets and liabilities, reported separately in the accompanying consolidated financial statements, as of December 31, 2011 and 2010 are as follows (in millions):

	December 31,
	2011	2010
Current Deferred Taxes:
Self-insurance accruals	$2.9	$2.8
Environmental reserves	1.1	—
Other accrued reserves	2.5	0.3
Contingent liabilities	0.7	—
Valuation allowance	(1.0)	(0.5)
Total current deferred tax assets	6.2	2.6

Non-Current Deferred Taxes:
Depreciation and amortization	(178.3)	(122.7)
Net operating loss carryforwards	6.6	23.1
Straight-line lease expense	1.7	1.7
ASC 718 stock compensation	5.5	4.9
ASC 815 derivatives	1.8	0.5
Minority investment	—	27.0
ARO liability	1.5	1.3
Deferred revenues	(17.3)	(17.9)
Environmental reserves	3.7	1.2
Other accrued reserves	4.1	—
Tax credit carryforwards	1.1	4.9
State bonus depreciation	5.7	0.4
Contingent liabilities	1.8	—
Other	(0.6)	0.1
Valuation allowance	(5.4)	(30.4)
Total non-current deferred tax liabilities	(168.1)	(105.9)
Total net deferred tax liabilities	$(161.9)	$(103.3)

The total current deferred tax assets, excluding the valuation allowance, are $7.2 million as of December 31, 2011 and total current deferred tax assets and liabilities, excluding the valuation allowance, are $3.5 million and $(0.4) million, respectively, as of December 31, 2010. The total non-current deferred tax assets and liabilities, excluding the valuation allowance, are $34.4 million and $(197.1) million, respectively, as of December 31, 2011 and $65.1 million and $(140.6) million, respectively as of December 31, 2010.

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income from continuing operations is attributable to the following (in millions):

	Year Ended December 31,
	2011	2010	2009
Provision for federal income taxes at statutory rate	$86.7	$(29.7)	$1.9
State income taxes, net of federal tax provision	4.5	0.5	1.1
Credits	(0.3)	(0.2)	(0.6)
Goodwill impairment	0.2	—	0.6
Valuation allowance	(24.1)	24.2	—
Removal of Lion Oil minority investment	24.1	—	—
Other items	(6.4)	0.2	0.1
Income tax (benefit) expense	$84.7	$(5.0)	$3.1

Income tax (benefit) expense from continuing operations is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Current	$38.9	$(0.3)	$(35.6)
Deferred	45.8	(4.7)	38.7
	$84.7	$(5.0)	$3.1

Deferred income tax expense above is reflective of the changes in deferred tax assets and liabilities during the current period.

During the years ended December 31, 2011 and 2010, Delek recorded a (decrease) increase to the valuation allowance in the amount of $(24.5) million and $28.0 million, respectively. We carry valuation allowances against certain state deferred tax assets and net operating losses that may not be recoverable with future taxable income. The Lion Oil Acquisition resulted in the removal of the deferred tax asset related to the previously held minority investment in Lion Oil. The removal of the deferred tax asset also led to the removal of the $27.0 million valuation allowance associated with it, which consisted of $24.0 million for federal and $3.0 million for state.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not Delek will realize the benefits of these deductible differences, net of the existing valuation allowance. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Subsequently recognized tax benefit or expense relating to the valuation allowance for deferred tax assets will be reported as an income tax benefit or expense in the consolidated statement of operations.

Delek utilized all of its federal net operating loss carryforwards during 2011. Delek continues to carry $1.1 million of federal tax credit carryforwards, which have an indefinite carryforward period. State net operating loss carryforwards at December 31, 2011 totaled $157.6 million, the majority of which was subject to a valuation allowance and which include $15.7 million related to non-qualified stock option deductions. Delek has $1.5 million of state net operating losses that are set to expire between 2012 and 2013. Remaining net operating losses will begin expiring in 2014-2031. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders' equity.

Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years through 2004. The Internal Revenue Service has examined Delek's income tax returns through the tax year ending 2006. Delek carried back the 2009 federal tax net operating loss to the 2005 and 2006 tax years, thus reopening those years for examination up to the amount of the refund claimed. The Joint Committee on Taxation is currently examining Delek's 2009 carryback claim. Lion Oil carried back the April 30, 2010 federal tax net operating loss to the April 30, 2006, April 30, 2007, and April 30, 2008 tax years, thus reopening those years for examination up to the amount of the refund claimed. The Internal Revenue Service is currently examining Lion Oil's April 30, 2010 carryback claim.

ASC 740 provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. ASC 740 requires the elimination of the income tax benefits associated with any income tax position where it is not “more likely than not” that the position would be sustained upon examination by the taxing authorities. During the years ending December 31, 2011 and 2010, respectively, an additional $0.1 million and $0.2 million of unrecognized tax benefits were recorded, while a nominal amount of unrecognized tax benefits were settled.

Increases and decreases to the beginning balance of unrecognized tax benefits during the year ended December 31, 2011 and 2010 were as follows:

	Federal Unrecognized Benefit	State Unrecognized Benefit	Total
As of December 31, 2009	$0.1	$0.3	$0.4
Net increase from current period tax positions	—	0.2	0.2
Decreases related to settlements of tax positions	—	—	—
As of December 31, 2010	0.1	0.5	0.6
Net increase from current period tax positions	—	0.1	0.1
Decreases related to settlements of tax positions	—	—	—
As of December 31, 2011	$0.1	$0.6	$0.7

The amount of the unrecognized benefit above that if recognized would change the effective tax rate is $0.7 million and $0.6 million as of December 31, 2011 and 2010, respectively.

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. A nominal amount of interest was recognized related to unrecognized tax benefits during the years ended December 31, 2011, 2010 and 2009.

Uncertain tax positions have been examined by Delek for any material changes in the next 12 months and none are expected.
17. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters.
Lion Oil is party to a lawsuit involving a claim brought by a crude oil vendor. This lawsuit was filed prior to the Lion Acquisition and alleges that Lion Oil breached certain of its obligations under buy/sell agreements to exchange crude oil. The aggregate potential loss in this lawsuit ranges from zero to approximately $14.0 million, plus interest and legal fees. An amount was accrued related to this lawsuit as part of the Lion Acquisition, as discussed in Note 4.
Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
Self-insurance
Delek is self-insured for certain employees' medical claims up to $0.2 million per employee per year.
Delek is self-insured for workers’ compensation claims up to $1.0 million on a per accident basis. We self-insure for general liability claims up to $4.0 million on a per occurrence basis. We self-insure for auto liability up to $5.0 million on a per accident basis.
We have umbrella liability insurance available to each of our segments in an amount determined reasonable by management.
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines may be subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (“ICA”) or by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. We are evaluating the extent to which our pipelines are subject to such regulation. To the extent we determine that the rates and terms and conditions of service of our pipelines are subject to regulation, we intend to file tariffs with FERC or the appropriate state regulatory commissions, or, in certain cases, to seek waiver of the requirement to file tariffs, and to comply with all regulatory requirements imposed by those agencies.
The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 (“EPAct 1992”) and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. Under the ICA, shippers may challenge new or existing rates or services. FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period.
While FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier by publishing tariffs and providing transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers, but it exercises light-handed regulation over crude oil and refined products pipelines. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines and have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally.
Environmental Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the United States Environmental Protection Agency (“EPA”), the U.S. Department of Transportation / Pipeline and Hazardous Materials Safety Administration, OSHA, the Texas Commission on Environmental Quality, the Texas Railroad Commission, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our refineries, terminals, pipelines, USTs and related operations, and may be subject to revocation, modification and renewal.
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements as well as evolving interpretations and more strict enforcement of existing laws and regulations.
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
We carried a liability of approximately $12.6 million as of December 31, 2011 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for on-going investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the purchase. We expect approximately $1.4 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.2 million in other current assets and $1.2 million in other non-current assets and in our condensed consolidated balance sheet as of December 31, 2011. Approximately $3.0 million of the liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of December 31, 2011, the amount accrued for such UST related remediation is approximately $0.1 million.
Both of our refineries have negotiated consent decrees, referred to as Global Refining Settlements, with the EPA and the United States Department of Justice ("DOJ") regarding certain Clean Air Act requirements. The State of Arkansas is also a party to the El Dorado refinery consent decree. The El Dorado refinery consent decree was effective in June 2003 and the Tyler refinery consent decree became effective in September 2009. Neither consent decree alleges any violations by Delek pertaining to Delek's operation of the refineries, and the prior operators were responsible for payment of the assessed penalties. All capital projects required by the consent decrees have been completed; however, the consent decrees require certain on-going operational changes and work practices. Although the consent decrees will remain in force for several years, we believe any costs resulting from these changes and compliance with the consent decrees will not have a material adverse effect upon our business, financial condition or operations.
In 2008, the El Dorado refinery signed a Consent Administrative Order (“CAO”) that was in effect through 2009 with the State of Arkansas with regard to wastewater discharges. In conjunction with three other area dischargers, including the city of El Dorado Water Utilities, the El Dorado refinery applied for and was granted a National Pollutant Discharge Elimination System ("NPDES") permit for a combined discharge to the Ouachita River. The permit was contested by several environmental groups and other parties but ultimately upheld by the State of Arkansas Supreme Court in late 2010. The El Dorado refinery is party to an agreement with the other three dischargers to design, construct and jointly operate a 23 mile wastewater pipeline to convey the treated, commingled waste water to the Ouachita River. The U.S. Army Corps of Engineers has issued the required wetlands permits for construction of the pipeline and outfall structure, although environmental groups have threatened to file suit in an attempt to block the permits. Acquisition of the rights-of-way is underway to be followed by detail design and construction. We expect the pipeline to be completed in late 2013. The EPA was not a party to the Arkansas CAO and in late 2011 referred an enforcement action to the DOJ with regard to historical and on-going waste water discharges. We are in discussions with the EPA and the DOJ regarding what, if any, penalties and/or interim actions may be necessary but do not believe such requirements would have a material adverse effect upon our business, financial condition or operations.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and will require the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter 2010 to partially reduce gasoline benzene levels. However, it will be necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits were acquired that cover our 2011 obligation, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits. A project to reduce gasoline benzene levels was completed at the El Dorado refinery in June 2011.
Various legislative and regulatory measures to address climate change and greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and newly enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as mobile transportation sources. There are currently no state or regional initiatives for controlling GHG emissions that would affect our refineries. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.

Since the 2010 calendar year, EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Effective January 2, 2011, the EPA began regulating GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration and Federal Operating Permit (Title V) programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies. The EPA has announced its intent to further regulate of refinery air emissions, including GHG emissions, through New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants to be proposed in 2012.
In 2010, the EPA and the Department of Transportation's National Highway Traffic Safety Administration ("NHSTA") finalized new standards raising the required Corporate Average Fuel Economy of the nation's passenger fleet by 40% to approximately 35 miles per gallon ("mpg") by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the DOT finalized first-time standards for fuel economy of medium and heavy duty trucks. In December 2011, the EPA and NHTSA proposed further mandated decreases in passenger vehicle GHG emissions and increases in fuel economy beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 mpg by 2025. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed below, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at our refineries, as well as at our convenience stores.
The Energy Independence and Security Act of 2007 (“EISA”) increased the amounts of renewable fuel required by the Energy Policy Act of 2005 to 32 billion gallons by 2022. A rule finalized by the EPA in 2010 to implement EISA, RFS 2, requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 7.8% of combined gasoline and diesel volume in 2011, increasing to 9.2% in 2012 and escalating to approximately 18% in 2022. Alternatively, credits, called Renewable Identification Numbers (“RINs”) can be used instead of physically blending biofuels. If adequate supplies of the required types of biofuels are unavailable in volumes sufficient to meet our requirement or if RINs are not available in sufficient volumes or at economical prices, refinery production or profitability could be negatively affected. The rule could also cause decreased crude runs in future years and materially affect profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products. The Tyler refinery began supplying E-10 in January 2008 and biodiesel blends in June 2011. The El Dorado refinery completed a project at the truck loading rack in June 2011 to make E-10 available. We are implementing additional projects at our refineries and terminals that will allow blending increasing amounts of ethanol and biodiesel into our fuels in 2012.
In June 2007, OSHA announced that, under a National Emphasis Program (“NEP”) addressing workplace hazards at petroleum refineries, it would conduct inspections of process safety management programs at approximately 80 refineries nationwide. OSHA conducted an NEP inspection at our Tyler, Texas refinery between February and August of 2008 and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the NEP citations. In April 2009, OSHA conducted a NEP inspection at the El Dorado refinery and assessed a penalty of less than $0.1 million, paid by the previous operator.
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
In addition to OSHA, the Chemical Safety Board and the EPA requested information pertaining to the November 2008 incident at the Tyler refinery. The EPA conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act and, in late 2011, referred an enforcement action to the DOJ. We are in discussions with EPA and DOJ regarding what, if any, penalties and/or interim actions may be necessary.
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
Letters of Credit
As of December 31, 2011, Delek had in place letters of credit totaling approximately $259.2 million with various financial institutions primarily securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment, gasoline and diesel purchases for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these letters of credit at December 31, 2011.
Operating Leases
Delek leases land, buildings, equipment and corporate office space under agreements expiring at various dates through 2032 after considering available renewal options. Many of these leases contain renewal options and require Delek to pay executory costs (such as property taxes, maintenance, and insurance). Lease expense for all operating leases for the years ended December 31, 2011, 2010 and 2009 totaled $17.3 million, $16.4 million, and $16.9 million, respectively.

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2011 (in millions):

2012	$15.7
2013	13.8
2014	11.6
2015	10.2
2016	9.7
Thereafter	69.0
Total future minimum rentals	$130.0

18.  Employees

Workforce

A portion of our workforce in the refining segment is represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. As of December 31, 2011, 162 operations and maintenance hourly employees and 40 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement which expires on January 31, 2015. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires on March 1, 2015.  As of December 31, 2011, 168 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2014. None of our employees in our marketing or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

401(k) Plan

We sponsor a voluntary 401(k) Employee Retirement Savings Plan for eligible employees administered by Fidelity Management Trust Company. Employees must be at least 21 years of age and have 60 days of service to be eligible to participate in the plan. Employee contributions are matched on a fully-vested basis by us up to a maximum of 6% of eligible compensation. Eligibility for the company matching contribution begins on the first of the month following one year of employment. For the years ended December 31, 2011, 2010 and 2009, the 401(k) expense recognized was $1.9 million, $1.7 million, and $1.7 million, respectively.

19. Related Party Transactions
At December 31, 2011, Delek Group beneficially owned approximately 68.5% of our outstanding common stock. As a result, Delek Group and its controlling stockholder, Mr. Itshak Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
On September 28, 2010, Delek executed the Petroleum Note in the principal amount of $44.0 million, replacing a note with

Delek Petroleum in the original principal amount of $65.0 million. Delek Petroleum is a wholly owned subsidiary of Delek Group. As of December 31, 2011, $26.5 million was outstanding under the Petroleum Note. The Petroleum Note was amended in April 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. We are responsible for the payment of any withholding taxes due on interest payments under the Petroleum Note and the payment of principal and interest may be accelerated upon the occurrence and continuance of customary events of default.
On April 28, 2011, Delek executed a Subordinated Note with Delek Petroleum in the principal amount of $40.0 million. As of December 31, 2011, $40.0 million was outstanding under the Subordinated Note. The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility. We are responsible for the payment of any withholding taxes due on interest payments under the Subordinated Note and the payment of principal and interest may be accelerated upon the occurrence and continuance of customary events of default.
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

20.  Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2011 and 2010 is summarized below. The quarterly financial information summarized below has been prepared by Delek's management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
		(Revised)(1)	(Revised)(1)
Net sales	$1,143.5	$1,848.7	$2,205.0	$2,001.0
Operating income	$35.3	$99.3	$148.1	$3.4
Net income (loss)	$16.9	$64.1	$88.4	$(6.3)
Net income (loss) attributable to Delek	$16.9	$62.1	$85.3	$(6.0)
Basic (loss) earnings per share	$0.31	$1.09	$1.47	$(0.10)
Diluted (loss) earnings per share	$0.31	$1.08	$1.46	$(0.10)

	For the Three Month Periods Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net sales	$892.9	$997.7	$875.5	$989.5
Operating (loss) income	$(13.4)	$32.4	$(5.9)	$(3.9)
Net (loss) income	$(14.1)	$15.0	$(9.9)	$(70.9)
Basic (loss) earnings per share	$(0.26)	$0.28	$(0.18)	$(1.30)
Diluted (loss) earnings per share	$(0.26)	$0.28	$(0.18)	$(1.30)

(1)
The amounts for the second and third quarter of 2011 have been revised due to an immaterial correction of errors primarily related to inventory and cost of goods sold for Lion Oil, the business acquired in the second quarter of 2011 which is reported as a component of our refining segment. We recorded adjustments that increased operating income in the second quarter of 2011 by $11.3 million ($8.1 million, net of tax) and decreased operating income by $11.2 million ($8.1 million, net of tax) in the third quarter. Included in the adjustments was a decrease to income tax expense in the second quarter of 2011 by $1.3 million and an increase to income tax expense in the third quarter of 2011 by $1.3 million, which was also related to the Lion Oil acquisition. These revisions increased (decreased) net income attributable to Delek by $7.2 million and $(7.2) million in the second and third quarter of 2011, respectively. In addition, the adjustments decreased current assets by $13.2 million and $31.6 million in the second and third quarter of 2011, respectively and increased non-current assets by $21.0 million and $20.1 million in the second and third quarter of 2011, respectively. We have concluded that these adjustments are not material to the balance sheets or statements of operations for the second and third quarters of 2011.

21. Subsequent Events
Dividend Declaration
On February 2, 2012, Delek's board of directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on March 20, 2012, to stockholders of record on February 28, 2012.
Nettleton Acquisition
On January 31, 2012, we completed the acquisition of an approximately 35 miles long, eight and ten inch pipeline system from Plains Marketing, L.P. (“Plains”) (“Nettleton Acquisition”). The purchase price, including the reimbursement by Delek of certain costs incurred by Plains, was approximately $12.3 million.
The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Nettleton, Texas to the Bullard Junction in Tyler, Texas, at our refinery. During the year ended December 31, 2011, more than half of the crude oil processed at the Tyler refinery was supplied through the Nettleton Pipeline. The remainder of the crude oil was supplied through the McMurrey Pipeline, which also begins at our tank farms in and around Nettleton, Texas and then runs roughly parallel to the Nettleton Pipeline. Prior to the Nettleton Acquisition, Delek leased the Nettleton Pipeline under the terms of the Pipeline Capacity Lease Agreement with Plains as the lessor and Delek as the lessee, dated April 12, 1999, as amended (“Plains Lease”). As a condition to the closing of the Plains Acquisition, Delek and Plains mutually terminated the Plains Lease.
Big Sandy Acquisition
On February 7, 2012, we purchased (“Big Sandy Acquisition”) (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. and (ii) the eight and five-eighths inch diameter Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P.. The purchase price was approximately $11.0 million.
The Big Sandy Terminal had previously been supplied by the Tyler refinery but has been idle since November 2008.

SCHEDULE I

Delek US Holdings, Inc.
Parent Company Only
Condensed Balance Sheets

	December 31,
	2011	2010
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$71.2	$23.0
Accounts receivable	0.5	—
Accounts receivable from subsidiaries	—	6.2
Interest receivable from subsidiaries	1.6	9.1
Income tax receivable	9.8	1.0
Other current assets	2.0	1.1
Total current assets	85.1	40.4
Property, plant and equipment:
Property, plant and equipment	6.1	2.2
Less: accumulated depreciation	(0.4)	(0.3)
Property, plant and equipment, net	5.7	1.9
Notes receivable from related parties	45.0	25.9
Minority investment	—	71.6
Investment in subsidiaries	727.3	394.5
Deferred tax asset	2.0	3.5
Other non-current assets	0.5	0.3
Total assets	$865.6	$538.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3.0	$—
Accounts payable to subsidiaries	58.3	—
Note payable to related party	6.0	—
Current portion of long-term debt and capital lease obligations	16.3	6.0
Accrued expenses and other current liabilities	2.8	0.6
Total current liabilities	86.4	6.6
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	51.5	44.0
Note payable to related party	60.5	44.0
Note payable to subsidiary	13.6	—
Other non-current liabilities	0.2	0.2
Total non-current liabilities	125.8	88.2
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 58,036,427 shares and 54,403,208 shares issued and outstanding at December 31, 2011 and 2010, respectively	0.6	0.5
Additional paid-in capital	356.9	287.5
Accumulated other comprehensive income	1.8	—
Retained earnings	294.1	155.3
Total shareholders’ equity	653.4	443.3
Total liabilities and shareholders’ equity	$865.6	$538.1

The “Notes to Consolidated Financial Statements” of Delek US Holdings, Inc., beginning on page F-8 of this Form 10-K are an integral part of these condensed financial statements.

Condensed Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(In millions, except share and per share data)
Net sales	$—	$—	$—
Operating costs and expenses:
Cost of goods sold	(1.5)	—	(0.5)
General and administrative expenses	28.9	11.4	12.3
Depreciation and amortization	0.1	0.1	0.1
Total operating costs and expenses	27.5	11.5	11.9
Operating income (loss)	(27.5)	(11.5)	(11.9)
Interest expense	7.2	2.7	3.1
Interest income	—	—	(0.1)
Net interest expense (income) from related parties	3.4	(2.5)	(6.4)
(Earnings) loss from investment in subsidiaries (1)	(171.6)	8.8	(7.9)
(Gain) loss on investment in Lion Oil	(12.9)	60.0	—
Other expenses, net	—	—	0.5
Total non-operating expenses, net	(173.9)	69.0	(10.8)
Income (loss) before income taxes	146.4	(80.5)	(1.1)
Income tax benefit	(11.9)	(0.6)	(3.4)
Net income (loss)	$158.3	$(79.9)	$2.3

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

Condensed Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash flows from operating activities:
Net income (loss)	$158.3	$(79.9)	$2.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	0.1	0.1	0.1
Amortization of deferred financing costs	1.5	0.3	0.5
Deferred income taxes	1.5	(0.1)	(1.7)
(Gain) loss on investment in Lion Oil	(12.9)	60.0	—
Stock-based compensation expense	0.7	0.2	0.2
Income tax benefit of stock-based compensation	0.2	—	—
(Income) loss from subsidiaries	(171.6)	8.8	(7.9)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(0.5)	—	0.4
Inventories and other current assets	(9.7)	38.5	(33.4)
Receivables and payables from related parties	(8.9)	(26.9)	22.8
Accounts payable and other current liabilities	5.2	(0.4)	0.4
Non-current assets and liabilities, net	(0.1)	(0.1)	6.6
Net cash provided by operating activities	(36.2)	0.5	(9.7)
Cash flows from investing activities:
Business combinations	(31.0)	—	—
Acquisition of remaining minority interest in Lion Oil	(13.0)	—	—
Purchase of property, plant and equipment	(3.9)	(0.1)	(0.1)
Investment in subsidiaries	(14.7)	(0.5)	(15.2)
Dividends from subsidiaries	110.7	16.7	3.0
Net repayments of notes receivable from subsidiaries	25.9	19.3	35.2
Net cash used in investing activities	74.0	35.4	22.9
Cash flows from financing activities:
Proceeds from revolver	—	36.0	68.5
Payments on revolver	—	(36.0)	(75.0)
Proceeds from note payable to related party	40.0	—	65.0
Repayment of note payable to related party	(17.5)	(21.0)	(17.3)
Proceeds from note payable to subsidiary	13.6	—	—
Proceeds from other debt instruments	—	50.0	—
Repayments of other debt instruments	(7.2)	(50.0)	(27.7)
Proceeds from exercise of stock options	2.6	(2.5)	—
Income tax benefit of stock-based compensation	—	—	—
Dividends paid	(19.5)	(8.4)	(8.1)
Deferred financing costs paid	(1.6)	(0.3)	(0.2)
Net cash provided by (used in) financing activities	10.4	(32.2)	5.2
Net increase (decrease) in cash and cash equivalents	48.2	3.7	18.4
Cash and cash equivalents at the beginning of the period	23.0	19.3	0.9
Cash and cash equivalents at the end of the period	$71.2	$23.0	$19.3

Non-cash investing activity:
Note receivable from subsidiary	$45.0	$—	$—
Forgiveness of note receivable from subsidiary	$—	$67.8	$—

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

By: /s/  Mark Cox
Mark Cox
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 14, 2012:

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

/s/  Mark Cox
Mark Cox
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

*By: /s/  Mark Cox
Mark Cox
Individually and as Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.		Description
2.1	+
Stock Purchase Agreement dated March 17, 2011, by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on May 4, 2011).

2.2	+
First Amendment dated April 29, 2011 to Stock Purchase Agreement dated March 17, 2011 by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on May 4, 2011).

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.2
Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.1	*	Employment Agreement dated as of May 1, 2009 by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 6, 2009).
10.2	*
Termination dated May 12, 2010 of Amended and Restated Consulting Agreement with Greenfeld-Energy Consulting, Ltd. dated April 11, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 6, 2010).

10.3	*
Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.4
Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto. (incorporated by reference to Exhibit 10.5(k) to the Company's Form 10-K filed on March 12, 2010)

10.4(a)
First Amendment dated December 23, 2010 to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on December 29, 2010)

10.5
Asset-backed revolving Credit Agreement dated February 23, 2010 by and between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on February 25, 2010).

10.5(a)
First Amendment dated April 29, 2011to asset-backed revolving Credit Agreement dated February 23, 2010 between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 5, 2011).

10.6	*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (as amended through May 4, 2010) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 7, 2010)
10.6(a)	*
Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.6(b)	*
Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.6(c)	*
Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)

10.6(d)	*
Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 6, 2010).

10.6(e)	*
Employee Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 6, 2010).

10.7
First Amended and Restated Management and Consulting Agreement, dated as of May 1, 2011, by and between Delek Group Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on August 5, 2011).

10.8
Replacement Promissory Note I in the principal amount of $20,000,000 dated October 5, 2010 by and between Delek Finance, Inc. and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 5, 2010).

10.8(a)
Replacement Promissory Note II in the principal amount of $30,000,000 dated October 5, 2010 by and between Delek Finance, Inc. and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on November 5, 2010).

10.9
Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.16(c) to the Company's Form 10-K filed on March 3, 2008).

10.9(a)
First Amendment dated October 17, 2008 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.13(d) to the Company's Form 10-K filed on March 9, 2009).

10.9(b)
Second Amendment dated March 31, 2009 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 11, 2009).

10.10
Promissory Note in the principal amount of $50,000,000 dated November 2, 2010 by and between Delek US Holdings, Inc., and Bank Leumi USA as lender (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on November 5, 2010).

10.11
Amended and Restated Term Promissory Note dated September 28, 2010 in the principal amount of $44,000,000 between Delek US Holdings, Inc. and Delek Petroleum, Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 5, 2010).

10.11(a)
Second Amended and Restated Term Promossory Note dated April 28, 2011 in the principal amount of $44 million between Delek Petroleum, Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 5, 2011).

10.12
Subordinated Term Promissory Note dated April 28, 2011 in the principal amount of $40 million between Delek Petroleum, Ltd. and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 5, 2011).

10.13	*
Employment Agreement dated as of July 1, 2011 by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 9, 2011).

10.14	* #	Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Frederec Green.
10.15	*	Employment Agreement dated as of May 26, 2011by and between MAPCO Express, Inc. and Igal P. Zamir (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed on August 5, 2011).
10.15(a)	*	Special Bonus Acknowledgement dated August 9, 2010 between Igal Zamir and MAPCO Express, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 5, 2010).
10.16	* #	Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Mark B. Cox.
10.16(a)	*	Special Bonus Acknowledgement dated May 4, 2010 between Mark B. Cox and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 6, 2010).
10.17	* #	Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Harry P. (Pete) Daily.
10.18	* #	Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Kent B. Thomas.
10.19	++	Master Supply and Offtake Agreement dated April 29, 2011 between J. Aron & Company and Lion Oil Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 5, 2011).
10.19(a)	++
Supplemental Agreement dated October 14, 2011 to Supply and Offtake Agreement dated April 29, 2011 between J. Aron & Company and Lion Oil Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 9, 2011).

10.20	++
Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed on March 3, 2008).

10.20(a)	++
First Amendment dated August 18, 2010 to the Distribution Service Agreement dated December 28, 2007 by and between MAPCO Express, Inc. and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 5, 2010).

10.21	*	Form of 409A Addendum (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 6, 2010).
10.22	++
Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders (incorporated by reference to the Exhibit 10.5 to the Company's Form 10-Q filed on August 5, 2011).

10.22(a)
First Amendment dated July 28, 2011 to Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 9, 2011).

10.23
Reimbursement and Guaranty Agreement dated April 29, 2011 between Lion Oil Trading & Transportation, Inc. as primary obligor and Goldman Sachs Lending Partners, LLC (incorporated by reference to the Exhibit 10.6 to the Company's Form 10-Q filed on August 5, 2011).

21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney
31.1		Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	^
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months and years ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months and year ended December 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*		Management contract or compensatory plan or arrangement.
#		Filed herewith.
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

^
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.