Form 10-Q
period 2012-03-31
Delek US Holdings, Inc.
filed 2012-05-04
CIK 1351541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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
At April 27, 2012, there were 58,203,046 shares of common stock, $0.01 par value, outstanding.

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$235.1	$225.9
Accounts receivable	363.2	277.1
Inventory	462.7	508.0
Other current assets	27.2	39.6
Total current assets	1,088.2	1,050.6
Property, plant and equipment:
Property, plant and equipment	1,360.5	1,317.3
Less: accumulated depreciation	(280.9)	(263.5)
Property, plant and equipment, net	1,079.6	1,053.8
Goodwill	69.7	69.7
Other intangibles, net	16.4	17.5
Other non-current assets	38.0	39.0
Total assets	$2,291.9	$2,230.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$565.7	$521.1
Current portion of long-term debt and capital lease obligations	91.6	68.2
Current note payable to related party	18.5	6.0
Obligation under Supply and Offtake Agreement	253.8	298.6
Accrued expenses and other current liabilities	108.0	100.8
Total current liabilities	1,037.6	994.7
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	297.1	297.9
Note payable to related party	34.0	60.5
Environmental liabilities, net of current portion	9.6	9.7
Asset retirement obligations	8.0	7.9
Deferred tax liabilities	175.1	168.1
Other non-current liabilities	32.3	38.2
Total non-current liabilities	556.1	582.3
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 58,193,395 shares and 58,036,427 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	0.6	0.6
Additional paid-in capital	359.3	356.9
Accumulated other comprehensive income	—	1.8
Retained earnings	338.1	294.1
Non-controlling interest in subsidiaries	0.2	0.2
Total shareholders’ equity	698.2	653.6
Total liabilities and shareholders’ equity	$2,291.9	$2,230.6
See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In millions, except share and per share data)
Net sales	$2,170.4	$1,143.5
Operating costs and expenses:
Cost of goods sold	1,955.0	1,014.2
Operating expenses	84.4	60.2
General and administrative expenses	27.0	18.3
Depreciation and amortization	19.0	14.9
Loss on sale of assets	—	0.6
Total operating costs and expenses	2,085.4	1,108.2
Operating income	85.0	35.3
Interest expense	12.4	7.3
Income before income taxes	72.6	28.0
Income tax expense	26.4	11.1
Net income	46.2	16.9
Basic and diluted earnings per share	$0.79	$0.31
Weighted average common shares outstanding:
Basic	58,119,573	54,412,207
Diluted	58,750,074	54,567,765
Dividends declared per common share outstanding	$0.1275	$0.0375
See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$46.2	$16.9
Other comprehensive income:
Net unrealized gain on derivative instruments, net of tax expense of $0.9 million and ineffectiveness of $0.1 million for the three months ended March 31, 2012	1.8	—
Comprehensive income	$48.0	$16.9

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:	(In millions, except per share data)
Net income	$46.2	$16.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.0	14.9
Amortization of deferred financing costs	1.1	0.9
Accretion of asset retirement obligations	0.3	0.1
Deferred income taxes	3.2	10.5
Loss on sale of assets	—	0.6
Stock-based compensation expense	1.2	0.4
Income tax benefit of stock-based compensation	(0.1)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(86.1)	(51.0)
Inventories and other current assets	61.6	3.7
Accounts payable and other current liabilities	51.8	94.2
Obligation under Supply and Offtake Agreement, net	(44.8)	—
Non-current assets and liabilities, net	(7.8)	—
Net cash provided by operating activities	45.6	91.2
Cash flows from investing activities:
Business combinations	(23.3)	—
Purchases of property, plant and equipment	(20.7)	(12.0)
Proceeds from sales of convenience store assets	—	2.3
Net cash used in investing activities	(44.0)	(9.7)
Cash flows from financing activities:
Proceeds from long-term revolvers	215.5	151.2
Payments on long-term revolvers	(188.2)	(167.3)
Proceeds from term debt	0.8	—
Payments on term debt and capital lease obligations	(5.5)	(2.0)
Payments on note payable to related party	(14.0)	—
Proceeds from exercise of stock options	1.1	0.5
Income tax benefit of stock-based compensation	0.1	—
Dividends paid	(2.2)	(2.1)
Deferred financing costs paid	—	(0.2)
Net cash provided by (used in) financing activities	7.6	(19.9)
Net increase in cash and cash equivalents	9.2	61.6
Cash and cash equivalents at the beginning of the period	225.9	49.1
Cash and cash equivalents at the end of the period	$235.1	$110.7
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of a nominal amount in both the 2012 and 2011 periods	$10.3	$6.4
Income taxes	$0.1	$—
See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. (“Delek”) is the sole shareholder of MAPCO Express, Inc. (“Express”), MAPCO Fleet, Inc. (“Fleet”), Delek Refining, Inc. (“Refining”), Delek Finance, Inc. (“Finance”), Delek Marketing & Supply, Inc. (“Marketing”), Lion Oil Company (“Lion Oil”) and Paline Pipeline Company, LLC ("Paline") (collectively “we”, “our” or “us”).
Delek is listed on the New York Stock Exchange under the symbol DK. As of March 31, 2012, approximately 68.3% of our outstanding shares were beneficially owned by Delek Group Ltd. (“Delek Group”) located in Natanya, Israel.
The condensed consolidated financial statements include the accounts of Delek and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 14, 2012.
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
2. Acquisitions
Lion Oil Acquisition
In 2007, Delek acquired approximately 34.6% of the issued and outstanding shares of common stock of Lion Oil (the "Lion Shares"). In April 2011, Delek acquired an additional 53.7% of the Lion Shares from Ergon, Inc. ("Ergon"), bringing Delek’s interest in Lion Oil to 88.3% (the “Lion Acquisition”). On October 7, 2011, we acquired the remaining 11.7% minority equity interests in Lion Oil held by a consortium of private investors for approximately $13.0 million, funded through existing cash on hand. Upon closing of the transaction, we increased our total equity ownership in Lion Oil from 88.3% to 100%.
Lion Oil owns the following assets: an 80,000 barrels per day ("bpd") refinery located in El Dorado, Arkansas; the 80-mile Magnolia crude oil transportation system that runs between Shreveport, Louisiana and the Magnolia crude terminal; the 28-mile El Dorado crude oil transportation system that runs from the Magnolia terminal to the El Dorado refinery, as well as two associated product pipelines; a crude oil gathering system with approximately 600 miles of operating pipeline; and light product distribution terminals located in Memphis and Nashville, Tennessee. The distribution terminals located in Tennessee supply products to some of Delek’s convenience stores in the Memphis and Nashville markets.
Upon acquiring a majority equity ownership position in Lion Oil, Delek assumed operational management of the El Dorado refinery and its related assets. Delek now reports Lion Oil as part of its consolidated group.

The components of the consideration transferred were as follows (in millions, except share and per share data):

Cash paid to Ergon		$80.2
Delek restricted common stock issued to Ergon	3,292,844
Average price per share of Delek stock on April 29, 2011	$13.45
Total value of common stock consideration		44.3
Contingent consideration		6.7
Fair value of Delek investment prior to the Lion Acquisition		$84.5
		$215.7
The allocation of the purchase price was based upon a preliminary valuation. During 2011, we adjusted certain of the acquisition-date fair values previously disclosed, based primarily on additional information regarding contingent consideration and the finalization of working capital amounts, which was obtained subsequent to the acquisition. The fair value of the contingent consideration is based on certain payments due to Ergon related to services associated with future retail sales of asphalt. The liability for these payments is recorded in accrued expenses and other current liabilities and other non-current liabilities in the condensed consolidated balance sheets.
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
Certain liabilities recorded in the Lion Acquisition relate to accruals for possible loss contingencies associated with two lawsuits pending at the time of the acquisition. We reached an agreement to settle one of these in the third quarter of 2011; the other is discussed more fully in Note 13.
Delek began consolidating Lion Oil’s results of operations on April 29, 2011. Lion Oil contributed $948.5 million to net sales for the three months ended March 31, 2012. Lion Oil contributed net income of $15.3 million for the three months ended March 31, 2012. Below are the unaudited pro forma consolidated results of operations of Delek for the three months ended March 31, 2011, as if the Lion Acquisition had occurred on January 1, 2010 (amounts in millions, except per share information):

Three Months Ended March 31,
2011
Net sales	$1,874.1
Net income	25.5
Net income (loss) attributed to non-controlling interest	1.1
Net income attributable to Delek	$24.4
Basic and diluted earnings per share	$0.42
Product purchased from Lion Oil by the retail segment prior to the Lion Acquisition totaled $3.1 million during the three months ended March 31, 2011. Also prior to the Lion Acquisition, the refining segment sold $0.6 million of intermediate products to the El Dorado refinery during the three months ended March 31, 2011. These product purchases and sales were made at market values. All product purchases and sales subsequent to the Lion Acquisition have been eliminated in consolidation.
Paline Acquisition
On December 19, 2011, Delek acquired all of the membership interests of Paline from Ergon Terminaling, Inc ("Ergon Terminaling"). Paline owns and operates a 10-inch, 185-mile pipeline system. The Paline Pipeline System is a crude line that runs between Nederland, Texas and Longview, Texas. Under the prior owner, Paline had been used to transport Gulf Coast and offshore crudes north into Longview; however, we are nearly finished with a project that will reverse the flow of crude on Paline. In conjunction with the completion of the reversal of the pipeline, we have contracted with a third-party for the use of substantially all of the pipeline capacity through the end of 2014. Delek acquired Paline and all related assets for a purchase price of $50.0 million, consisting of $25.0 million cash and a 3-year, $25.0 million note initially payable to Ergon Terminaling and subsequently assigned to Ergon.
The allocation of the aggregate purchase price of Paline as of March 31, 2012 is summarized as follows (in millions):

Other current assets	$0.6
Property, plant and equipment	55.3
Intangible assets	1.6
Accounts payable and other current liabilities	(2.5)
Other liabilities	(5.0)
50.0
Nettleton Acquisition
On January 31, 2012, we completed the acquisition of an approximately 35-mile long, eight- and ten-inch pipeline system (the "Nettleton Pipeline") from Plains Marketing, L.P. (“Plains”) for approximately $12.3 million, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.
The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Nettleton, Texas to the Bullard Junction at our Tyler refinery. During the year ended December 31, 2011, more than half of the crude oil processed at the Tyler refinery was supplied through the Nettleton Pipeline. The remainder of the crude oil was supplied through our McMurrey Pipeline, which also begins at our tank farms in and around Nettleton, Texas and then runs roughly parallel to the Nettleton Pipeline. Prior to the acquisition of the Nettleton Pipeline, we leased the Nettleton Pipeline from Plains under the terms of the Pipeline Capacity Lease Agreement dated April 12, 1999, as amended (the “Plains Lease”). The Plains Lease was terminated in connection with our acquisition of the Nettleton Pipeline. Going forward, however, our refining segment will pay our marketing segment for the use of the Nettleton Pipeline under similar terms as the original Plains Lease.
Big Sandy Acquisition
On February 7, 2012, we purchased (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. (the "Big Sandy Terminal") and (ii) the 19-mile, eight-inch diameter Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P. The purchase price was approximately $11.0 million, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.
The Big Sandy Terminal has previously been supplied by the Tyler refinery but has been idle since November 2008. The prior owner made significant capital improvements to the light petroleum products terminal prior to our acquisition.

3. Inventory
Refinery inventory consists of crude oil, in-process, refined products and blendstocks which are stated at the lower of cost or market. Cost of inventory for the Tyler refinery is determined under the last-in, first-out (“LIFO”) valuation method. Cost of crude oil, in-process, refined product and feedstock inventories in excess of market value are charged to cost of goods sold. Cost of inventory for the operations of Lion Oil is determined on a first-in, first-out (“FIFO”) basis.

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
Carrying value of inventories consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Refinery raw materials and supplies	$171.6	$177.9
Refinery work in process	59.6	63.4
Refinery finished goods	171.8	202.8
Retail fuel	19.6	18.8
Retail merchandise	24.4	26.2
Marketing refined products	15.7	18.9
Total inventories	$462.7	$508.0
At March 31, 2012 and December 31, 2011, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $55.0 million and $45.2 million, respectively.
Permanent Liquidations
During the three months ended March 31, 2012, we incurred a permanent reduction in a LIFO layer resulting in a liquidation gain in our refinery inventory in the amount of $0.1 million. This liquidation was recognized as a component of cost of goods sold in the three months ended March 31, 2012.
During the three months ended March 31, 2011, we incurred a permanent reduction in a LIFO layer resulting in a liquidation gain in our refinery finished goods inventory in the amount of $3.8 million. This liquidation was recognized as a component of cost of goods sold in the three months ended March 31, 2011.
4. Crude Oil Supply and Inventory Purchase Agreement
Delek entered into a Master Supply and Offtake Agreement (the “Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”) at the closing of the Lion Acquisition. Pursuant to the Supply and Offtake Agreement, J. Aron purchased a majority of the crude oil and refined products in Lion Oil’s inventory at market prices. Throughout the term of the Supply and Offtake Agreement, which expires on April 29, 2014, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 bpd of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined product from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a payable of $7.8 million as of March 31, 2012 related to this settlement. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third-parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. While title of the inventories will reside with J. Aron, this arrangement will be accounted for as a financing. Delek incurred fees of $2.1 million during the three months ended March 31, 2012, which are included as a component of interest expense in the statement of operations.
Upon the expiration of the Supply and Offtake Agreement on April 29, 2014 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then market prices. At March 31, 2012, Delek had 2.5 million barrels of inventory consigned to J. Aron and we have recorded a liability associated with this consigned inventory of $254.4 million.
Each month, J. Aron sets target inventory levels for each product subject to pre-agreed minimum and maximum inventory levels for each product group. At March 31, 2012, we recorded a current receivable of $0.6 million for forward commitments related to the month end actual consignment inventory levels differing from the month end consignment inventory target levels and the associated pricing with these inventory level differences.
5. Long-Term Obligations and Short-Term Note Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	March 31, 2012	December 31, 2011
MAPCO Revolver	$86.0	$77.5
Fifth Third Revolver	49.1	30.3
Promissory notes	211.4	228.6
Term loan facility	94.0	95.5
Capital lease obligations	0.7	0.7
	441.2	432.6
Less: Current portion of long-term debt, notes payable and capital lease obligations	110.1	74.2
	$331.1	$358.4
MAPCO Revolver
On December 23, 2010, we executed a $200.0 million revolving credit facility (“MAPCO Revolver”) that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO, Fifth Third Bank as Administrative Agent and the lenders party thereto, as amended (“Senior Secured Credit Facility”). As of March 31, 2012, we had $86.0 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $13.7 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At March 31, 2012, the weighted average borrowing rate was approximately 4.2%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2012, this fee was 0.75% per year. Amounts available under the MAPCO Revolver as of March 31, 2012 were approximately $100.3 million.
Wells ABL
We have an asset-based loan (“ABL”) revolving credit facility (“Wells ABL”) that includes an accordion feature which permits an increase in facility size of up to $600.0 million subject to additional lender commitments. In connection with the closing of the Lion Acquisition, Delek executed an amendment to the Wells ABL (the “Wells ABL Amendment”) on April 29, 2011. Under the terms of the Wells ABL Amendment, among other things, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million, (ii) the swing line loan sub-limit was increased from $30.0 million to $40.0 million, (iii) the letter of credit sub-limit was increased from $300.0 million to $375.0 million, (iv) the maturity date of the facility was extended from February 23, 2014 to April 29, 2015, and (v) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Refining and Lion Oil. As of March 31, 2012, we had letters of credit issued under the facility totaling approximately $190.4 million and no amounts in outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the Wells ABL. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. Additionally, the Wells ABL requires us to pay a credit utilization dependent quarterly fee on the average unused revolving commitment. As of March 31, 2012, this fee was 0.63% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $20.0 million availability reserve requirement, as of March 31, 2012 was $167.3 million.
Fifth Third Revolver
We have a revolving credit facility with Fifth Third Bank (“Fifth Third Revolver”) that carries a credit limit of $75.0 million,

including a $35.0 million sub-limit for letters of credit. As of March 31, 2012, we had $49.1 million outstanding borrowings under the facility, as well as letters of credit issued of $12.0 million. Borrowings under the Fifth Third Revolver are secured by substantially all of the assets of Marketing. The Fifth Third Revolver matures on December 19, 2012. The Fifth Third Revolver bears interest based on predetermined pricing grids that allow us to choose between Base Rate Loans or LIBOR Rate Loans. At March 31, 2012, the weighted average borrowing rate was approximately 3.9%. Additionally, the Fifth Third Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. Amounts available under the Fifth Third Revolver as of March 31, 2012 were approximately $13.9 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank (“Reliant Bank Revolver”) that provides for unsecured loans of up to $7.5 million. As of March 31, 2012, we had no amounts outstanding under this facility. The Reliant Bank Revolver was amended on March 28, 2011 to (i) extend the maturity date by three months to June 28, 2011 and (ii) increase the interest rate for borrowings under the facility to a fixed rate of 5.75%. On June 28, 2011, we further amended the Reliant Bank Revolver to (i) extend the maturity date by one year to June 28, 2012, (ii) decrease the bank borrowing commitments under the facility from $12.0 million to $7.5 million, and (iii) modify the financial covenant definitions to align with those contained in the Term Loan Facility discussed below. Additionally, the Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of March 31, 2012, we had $7.5 million available under the Reliant Bank Revolver.
Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million with Bank Leumi USA (“Leumi Note”). In connection with the closing of the Lion Acquisition, the Leumi Note was amended on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the note. As of March 31, 2012, we had $40.8 million in outstanding borrowings under the Leumi Note. The Leumi Note replaced and terminated promissory notes with Bank Leumi USA in the original principal amounts of $30.0 million and $20.0 million and is secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, and (iii) a second lien on all assets of Lion Oil that secure the Term Loan Facility discussed below. The Leumi Note requires quarterly amortization payments of $2.0 million beginning on April 1, 2011 and matures on October 1, 2013. The Leumi Note bears interest at the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.0%. As of March 31, 2012, the weighted average borrowing rate was approximately 5.1%.
On October 5, 2010, Delek entered into two promissory notes with Israel Discount Bank of New York (“IDB”) in the principal amounts of $30.0 million and $20.0 million (collectively the “IDB Notes”). In connection with the closing of the Lion Acquisition, the IDB Notes were amended and restated on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the notes. As of March 31, 2012, we had $40.0 million in total outstanding borrowings under the IDB Notes. The IDB Notes replaced and terminated promissory notes with IDB in the original principal amounts of $30.0 million and $15.0 million and are secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, and (iii) a second lien on all assets of Lion Oil that secure the Term Loan Facility discussed below. The IDB Notes require quarterly amortization payments totaling $2.0 million, beginning at the end of the first quarter of 2011. The maturity date of both IDB Notes is December 31, 2013. Both IDB Notes bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. As of March 31, 2012, the weighted average borrowing rate was 5.0% under both IDB Notes.
On September 28, 2010, Delek executed an amended and restated note in favor of Delek Petroleum Ltd, an Israeli corporation and an affiliate of the company ("Delek Petroleum") (“Petroleum Note”) in the principal amount of $44.0 million, replacing a note with Delek Petroleum in the original principal amount of $65.0 million. As of March 31, 2012, $12.5 million was outstanding under the Petroleum Note. The Petroleum Note contains the following provisions: (i) the payment of the principal and interest may be accelerated upon the occurrence and continuance of customary events of default under the note, (ii) Delek is responsible for the payment of any withholding taxes due on interest payments, (iii) the note is unsecured and contains no covenants, and (iv) the note may be repaid at the borrower’s election in whole or in part at any time without penalty or premium. The Petroleum Note was amended on April 28, 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. The Petroleum Note bears interest, payable on a quarterly basis, at 8.3% (excluding any applicable withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments.
In 2011, Delek entered into four joint ventures (the “Joint Ventures”) with Gatlin Partners, LLC (“Developer”), to develop and construct four new MAPCO Mart convenience stores. Delek and Developer each own 50% of the Joint Ventures. In order to fund the construction projects, each Joint Venture entered into separate Notes for its respective project with Standard Insurance Company (the “Notes”) varying in size from $1.0 million to $1.9 million. Each Joint Venture has entered into a lease with Express whereby Express will lease the completed property for a minimum of 20 years. One of the Notes bears interest at a fixed rate of approximately 6.4%, while the other three bear interest at fixed rates of 5.5%. Each of the Notes is secured by the land, building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, each Joint Venture shall make payments of principal on its respective Note over a ten year term calculated using a 25 year amortization schedule. If any Note is not paid in full after the initial ten year period, the respective Joint Venture may continue to make monthly payments under the Note, however the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first twenty year period. The final maturity dates of the Notes range from June 1, 2036 to January 1, 2037. As of March 31, 2012, the Joint Ventures have drawn approximately $3.1 million in total under the Notes.
On April 28, 2011, Delek executed a Subordinated Note with Delek Petroleum in the principal amount of $40.0 million (“Subordinated Note”). As of March 31, 2012, $40.0 million was outstanding under the Subordinated Note. The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility discussed below. Interest on the unpaid balance of the Subordinated Note will be computed at a rate per annum equal to 7.3% (net of withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments. The payment of the principal and interest on the Subordinated Note may be accelerated upon the occurrence and continuance of customary events of default. The Subordinated Note requires Delek to make quarterly interest payments commencing June 30, 2011 and annual principal amortization payments of $6.0 million commencing June 30, 2012, with payment of the latter subject to meeting certain payment conditions set forth in the subordination agreement in effect between Delek Petroleum and the Term Loan Facility creditors.
On April 29, 2011, Delek entered into a $50.0 million promissory note with Ergon, Inc. (“Ergon Note”) in connection with the closing of the Lion Acquisition. As of March 31, 2012, $50.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note with Ergon Terminaling, Inc. (“Ergon Paline Note”) in connection with the closing of the acquisition of all of the membership interests of Paline Pipeline Company, LLC from Ergon Terminaling, Inc. The Ergon Paline Note was subsequently assigned by Ergon Terminaling, Inc. to Ergon, Inc. As of March 31, 2012, $25.0 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately $2.1 million each commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at fixed rate equal to 6.0% per annum.
Term Loan Facility
On April 29, 2011, Delek entered into a $100.0 million term loan credit facility (“Term Loan Facility”) with Israeli Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. As of March 31, 2012, $94.0 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Delek to make four quarterly amortization payments of $1.5 million each commencing June 30, 2011, followed by sixteen quarterly principal amortization payments of $4.0 million each. The Term Loan Facility matures on April 29, 2016, and is secured by all assets of Lion Oil (excluding inventory and accounts receivable) as well as all of our shares in Lion Oil. Interest on the unpaid balance of the Term Loan Facility will be computed at a rate per annum equal to the LIBOR Rate or the Reference Rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of March 31, 2012, the weighted average borrowing rate was 5.5%.
Interest-Rate Derivative Instruments
In 2011, Delek entered into interest rate swap agreements for a total notional amount of $160.0 million. These agreements are intended to economically hedge floating rate debt related to our current borrowings. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging (ASC 815), the fair value of the derivatives is recorded in other non-current liabilities in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in 2015. The estimated mark-to-market liability associated with our interest rate derivatives as of March 31, 2012 was $4.4 million.
In accordance with ASC 815, we recorded non-cash expense representing the change in estimated fair value of the interest rate swap agreements of $0.2 million for the three months ended March 31, 2012. There were no non-cash expenses related to interest rate swap agreements for the three months ended March 31, 2011.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in future transactions.
6. Income Taxes
At March 31, 2012, Delek had unrecognized tax benefits of $0.7 million which, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount was recognized related to unrecognized tax benefits during both the three months ended March 31, 2012 and 2011.

7. Shareholders’ Equity
Dividends Paid
On March 26, 2012, Delek announced that its Board of Directors voted to declare a special cash dividend of $0.09 per share, paid on April 19, 2012, to shareholders of record on April 5, 2012.
On February 2, 2012, Delek announced that its Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, paid on March 20, 2012, to shareholders of record on February 28, 2012.

8. Stock Based Compensation
Compensation expense for the equity-based awards amounted to $1.2 million ($0.8 million, net of taxes) and $0.4 million ($0.3 million, net of taxes) for the three months ended March 31, 2012 and 2011, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2012, there was $14.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.
During the three months ended March 31, 2012 and 2011, respectively, we issued 156,968 and 55,805 shares of common stock as a result of exercised stock options, stock appreciation rights, share purchase rights and vested restricted stock units. These amounts are net of 2,758 and 383 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vestings.
9. Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2012	2011
Weighted average common shares outstanding	58,119,573	54,412,207
Dilutive effect of equity instruments	630,501	155,558
Weighted average common shares outstanding, assuming dilution	58,750,074	54,567,765
Outstanding common share equivalents totaling 2,202,998 and 2,630,873 were excluded from the diluted earnings per share calculation for the three months ended March 31, 2012 and 2011, respectively. These common share equivalents did not have a dilutive effect under the treasury stock method.
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
The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through both owned and third-party product terminals. The refining segment has a combined nameplate capacity of 140,000 bpd, including the 60,000 bpd refinery located in Tyler, Texas and the 80,000 bpd refinery located in El Dorado, Arkansas.
Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals. This segment also provides marketing services to the Tyler refinery.
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of March 31, 2012, we had 375 stores in total, consisting of 204 located in Tennessee, 85 in Alabama, 61 in Georgia, 12 in Arkansas and 8 in Virginia. The remaining 5 stores are located in Kentucky and Mississippi. The retail fuel and convenience stores operate under Delek’s MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 65 dealer locations as of March 31, 2012. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our marketing segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $2.8 million and $2.6 million during the three months ended March 31, 2012 and 2011, respectively. Additionally, the refining segment pays crude transportation and storage fees to the marketing segment for the utilization of certain crude pipeline assets. These fees were $2.4 million during both the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, the refining segment sold finished product to the retail and marketing segments in the amount of $50.5 million and $7.9 million, respectively. During the first quarter 2012, the marketing segment also began selling renewable fuels to the refining and retail segments, which totaled $42.5 million for the three months ended March 31, 2012. All inter-segment transactions have been eliminated in consolidation.
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended March 31, 2012
	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,538.0	$445.2	$187.5	$(0.3)	$2,170.4
Intercompany fees and sales	47.7	—	47.7	(95.4)	—
Operating costs and expenses:
Cost of goods sold	1,415.0	407.5	225.4	(92.9)	1,955.0
Operating expenses	54.7	30.4	1.7	(2.4)	84.4
Segment contribution margin	$116.0	$7.3	$8.1	$(0.4)	131.0
General and administrative expenses					27.0
Depreciation and amortization					19.0
Operating income					$85.0
Total assets	$1,638.5	$418.6	$170.9	$63.9	$2,291.9
Capital spending (excluding business combinations)	$14.7	$3.6	$0.3	$2.1	$20.7

	Three Months Ended March 31, 2011
	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$575.2	$414.2	$154.1	$—	$1,143.5
Intercompany fees and sales	5.3	—	5.0	(10.3)	—
Operating costs and expenses:
Cost of goods sold	496.9	375.4	149.8	(7.9)	1,014.2
Operating expenses	29.3	32.3	1.0	(2.4)	60.2
Segment contribution margin	$54.3	$6.5	$8.3	$—	69.1
General and administrative expenses					18.3
Depreciation and amortization					14.9
Loss on sale of assets					0.6
Operating loss					$35.3
Total assets	$641.9	$412.8	$82.9	$109.0	$1,246.6
Capital spending (excluding business combinations)	$3.5	$8.2	$—	$0.3	$12.0

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three months ended March 31, 2012 are as follows (in millions):

	Refining	Marketing	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$829.7	$115.3	$405.5	$10.0	$1,360.5
Less: Accumulated depreciation	(128.6)	(9.8)	(141.8)	(0.7)	(280.9)
Property, plant and equipment, net	$701.1	$105.5	$263.7	$9.3	$1,079.6
Depreciation expense for the three months ended March 31, 2012	$11.3	$0.4	$6.0	$0.2	$17.9
In accordance with ASC 360, Property, Plant & Equipment, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment.
11. Fair Value Measurements
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of ASC 825, Financial Instruments.
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
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2012 and December 31, 2011, was as follows (in millions):

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$0.2	$—	$0.2
Liabilities
Interest rate derivatives	—	(4.4)	—	(4.4)
Commodity derivatives	—	(1.7)	—	(1.7)
Total liabilities	—	(6.1)	—	(6.1)
Net liabilities	$—	$(5.9)	$—	$(5.9)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$3.6	$—	$3.6
Liabilities
Interest rate derivatives	—	(4.2)	—	(4.2)
Commodity derivatives	—	(1.4)	—	(1.4)
Total liabilities	—	(5.6)	—	(5.6)
Net liabilities	$—	$(2.0)	$—	$(2.0)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of March 31, 2012 and December 31, 2011, $1.2 million and $1.4 million, respectively, of net derivative positions are included in other current liabilities on the accompanying consolidated balance sheets. As of March 31, 2012, $4.7 million of cash collateral is held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty.
12. Derivative Instruments
From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and

•	To limit the exposure to floating-rate fluctuations on our borrowings.
We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the three months ended March 31, 2012 and 2011.
Swaps
In August 2011, we entered into a series of OTC swaps based on the future price of West Texas Intermediate Crude ("WTI") as quoted on the NYMEX which fixed the purchase price of WTI for a predetermined number of barrels at future dates from July 2011 through October 2011. We also entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the Gulf Coast PLATTS which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from January 2012 through February 2012.

In accordance with ASC 815, the WTI and unleaded gasoline swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. The fair value of these contracts is recognized in income at the time the positions are closed and the hedged transactions are recognized in income. For the three months ended March 31, 2012, we recognized gains of $2.7 million related to positions closed during the period. There were no unrealized gains or losses recognized as a component of other comprehensive income during the three months ended March 31, 2012. There were no contracts designated as cash flow hedges as of March 31, 2012.
Also, from time to time, we enter into OTC swaps based on the future price of crude oil, feedstocks or finished grade fuels which fixed the purchase price for a predetermined number of barrels and have fulfillment terms of 30 to 360 days. We recognized losses of $2.2 million on these swaps during the three months ended March 31, 2012, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no gains or losses recognized related to these swap contracts during the three months ended March 31, 2011. There were unrealized losses of $0.1 million and $0.3 million, respectively, related to swap contracts held on the condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011.
Forward Fuel Contracts
From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized (losses) gains of $(0.1) million and $0.6 million on forward fuel contracts during the three months ended March 31, 2012 and 2011, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were unrealized losses related to these forward fuel contracts of $1.4 million held on the condensed consolidated balance sheet as of March 31, 2012. There were nominal unrealized gains held on the condensed consolidated balance sheet as of December 31, 2011.
Futures Contracts
From time to time, Delek enters into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 180 days. Delek recognized losses of $2.0 million and $4.6 million, respectively, on futures contracts during the three months ended March 31, 2012 and 2011, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no unrealized gains or losses related to futures contracts held on the condensed consolidated balance sheet as of March 31, 2012. There were unrealized losses of $0.4 million held on the condensed consolidated balance sheet as of December 31, 2011.
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
Interest Rate Instruments
From time to time, Delek enters into interest rate swap and cap agreements that are intended to economically hedge a portion of our interest rate exposure under our floating rate debt. These interest rate derivative instruments are discussed in conjunction with our long term debt in Note 5.
13. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters.
Lion Oil is party to a lawsuit involving a claim brought by a crude oil vendor. This lawsuit was filed prior to the Lion Acquisition and alleges that Lion Oil breached certain of its obligations under buy/sell agreements to exchange crude oil. The aggregate potential loss in this lawsuit ranges from zero to approximately $14.0 million, plus interest and legal fees. An amount was accrued related to this lawsuit as part of the Lion Acquisition, as discussed in Note 2.
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
We carried a liability of approximately $12.6 million as of March 31, 2012 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for on-going investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the purchase. We expect approximately $1.3 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.2 million in other current assets and $1.1 million in other non-current assets and in our condensed consolidated balance sheet as of March 31, 2012. Approximately $3.0 million of the liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of March 31, 2012, the amount accrued for such UST related remediation is approximately $0.1 million.
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
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and will require the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter 2010 to partially reduce gasoline benzene levels. However, it will be necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits were acquired that cover our current obligation, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits. A project to reduce gasoline benzene levels was completed at the El Dorado refinery in June 2011.
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
In addition to OSHA, the Chemical Safety Board and the EPA requested information pertaining to the November 2008 incident at the Tyler refinery and the EPA conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act. In late 2011, the EPA referred an enforcement action to the DOJ and we are in discussions with EPA and DOJ regarding what, if any, penalties and/or interim actions may be necessary.
Vendor Commitments
We maintain an agreement with a significant vendor that requires the purchase of certain general merchandise exclusively from this vendor over a specified period of time. Additionally, we maintain agreements with certain fuel suppliers that contain terms which generally require the purchase of predetermined quantities of third-party branded fuel for a specified period of time. In certain fuel vendor contracts, penalty provisions exist if minimum quantities are not met.

Letters of Credit
As of March 31, 2012, Delek had in place letters of credit totaling approximately $218.0 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment, gasoline and diesel purchases for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were drawn by beneficiaries of these letters of credit at March 31, 2012.
14. Related Party Transactions
At March 31, 2012, Delek Group beneficially owned approximately 68.3% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Itshak Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
On September 28, 2010, Delek executed the Petroleum Note in the principal amount of $44.0 million, replacing a note with Delek Petroleum in the original principal amount of $65.0 million. Delek Petroleum is a wholly owned subsidiary of Delek Group. As of March 31, 2012, $12.5 million was outstanding under the Petroleum Note. The Petroleum Note was amended in April 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. We are responsible for the payment of any withholding taxes due on interest payments under the Petroleum Note and the payment of principal and interest may be accelerated upon the occurrence and continuance of customary events of default.
On April 28, 2011, Delek executed a Subordinated Note with Delek Petroleum in the principal amount of $40.0 million. As of March 31, 2012, $40.0 million was outstanding under the Subordinated Note. The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility. We are responsible for the payment of any withholding taxes due on interest payments under the Subordinated Note and the payment of principal and interest may be accelerated upon the occurrence and continuance of customary events of default.
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
15. Subsequent Events
Dividend Declaration
On May 1, 2012, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on June 19, 2012 to shareholders of record on May 22, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in the Form 10-K filed with the SEC on March 14, 2012. Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	volatility in our refining margins or fuel gross profit as a result of increases in the prices of crude oil, other feedstocks and refined petroleum products;

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	diminishment of value in long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the headings “Management’s Discussion and Analysis” and “Risk Factors” and in our other filings with the SEC.
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
Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates independent refineries in Tyler, Texas and El Dorado, Arkansas with a combined design crude distillation capacity of 140,000 barrels per day (“bpd”), along with product distribution terminals and associated logistics assets. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and owns and/or operates crude oil pipelines and associated tank farms in east Texas. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 375 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.
Our profitability in the refining segment is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refining margin.” The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include the cost of crude, our primary feedstock, operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while increases in the cost of crude oil are often reflected in the prices of light refined products, the value of heavier products, such as asphalt, coke, carbon black oil, and liquefied petroleum gas (“LPG”) are less likely to move in parallel with crude cost. This may cause additional pressure on our realized margin.
For our Tyler refinery, we compare our per barrel refining margin to a well established industry metric, the U.S. Gulf Coast 5-3-2 crack spread (“Gulf Coast crack spread”). The Gulf Coast crack spread is used as a benchmark for measuring a refining margin by measuring the difference between the price of light products and crude oil. It represents the approximate gross margin resulting from processing one barrel of crude oil into three fifths of a barrel of gasoline and two fifths of a barrel of high sulfur diesel. We calculate the Gulf Coast crack spread using the market value of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the first month futures price of light sweet crude oil on the NYMEX. U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline is a grade of gasoline commonly marketed as Regular Unleaded at retail locations. U.S. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra low sulfur diesel) are priced. The NYMEX is the commodities trading exchange where contracts for the future delivery of petroleum products are bought and sold.

As of the date of this Form 10-Q, we do not have sufficient historical operating data to identify a reasonable refined product margin benchmark that would accurately portray the historical refined product margins at the El Dorado refinery. We anticipate that the quantities and varieties of crude oil processed and products manufactured at the El Dorado refinery may vary, when compared to those crudes processed and products produced under the prior owner. As a result, past results may not be reflective of future performance.
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
Recent Developments
Nettleton Acquisition
On January 31, 2012, we completed the acquisition of an approximately 35-mile long, eight- and ten-inch pipeline system (the "Nettleton Pipeline") from Plains Marketing, L.P. (“Plains”) for approximately $12.3 million.
The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Nettleton, Texas to the Bullard Junction at our Tyler refinery. During the year ended December 31, 2011, more than half of the crude oil processed at the Tyler refinery was supplied through the Nettleton Pipeline. The remainder of the crude oil was supplied through our McMurrey Pipeline, which also begins at our tank farms in and around Nettleton, Texas and then runs roughly parallel to the Nettleton Pipeline. Prior to the acquisition of the Nettleton Pipeline, we leased the Nettleton Pipeline from Plains under the terms of the Pipeline Capacity Lease Agreement dated April 12, 1999, as amended (the “Plains Lease”). The Plains Lease was terminated in connection with our acquisition of the Nettleton Pipeline. Going forward, however, our refining segment will pay our marketing segment for the use of the Nettleton Pipeline under similar terms as the original Plains Lease.
Big Sandy Acquisition
On February 7, 2012, we purchased (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. (the "Big Sandy Terminal") and (ii) the 19-mile, eight-inch diameter Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P. The purchase price was approximately $11.0 million.
The Big Sandy Terminal has previously been supplied by the Tyler refinery but has been idle since November 2008. The prior owner made significant capital improvements to the light petroleum products terminal prior to our acquisition.
Economic and Business Environment
Consolidated net income (loss) for the first quarter 2012 was $46.2 million, or $0.79 per diluted share, compared to $16.9 million, or $0.31 per diluted share, in the same period last year. The first quarter 2012 results benefited from a strong performance in our refining segment and the addition of the results of operations from the Lion Acquisition.
Refining Segment
Refining segment contribution margin increased to $116.0 million in the first quarter 2012, versus $54.3 million in the first quarter 2011. The Tyler refinery produced approximately 96.2% light products in the first quarter 2012 and 95.8% in the first quarter 2011. Tyler's refining margin, excluding intercompany fees paid to the marketing segment, was $20.03 per barrel sold in the first quarter 2012, compared to $16.42 per barrel sold in the first quarter 2011. This margin represented 83.9% and 93.6% of the average Gulf Coast crack spread in the first quarter 2012 and 2011, respectively.
The Tyler refinery operated at 84.7% of capacity in the first quarter 2012, versus 89.4% in the first quarter 2011. The Tyler refinery sold a 56,840 bpd in the first quarter 2012, a 2.4% decrease versus the prior period. Throughout the first quarter 2012, the Tyler refinery benefited from an elevated Gulf Coast crack spread and access to cost advantaged feedstocks, including West Texas Intermediate ("WTI") crude oil, which comprised a majority of the refinery's overall crude slate.
In the first quarter 2012, the El Dorado refinery operated at an average utilization rate of 90.7% and El Dorado’s product slate was comprised of 82.3% light products, 15.5% asphalt and 2.2% other residual products. The El Dorado refining margin was $9.04 per barrel sold during the first quarter 2012.
Retail Segment
Retail segment contribution margin increased to $7.3 million in the first quarter 2012, versus $6.5 million in the first quarter 2011. Retail fuel margin was $0.121 per gallon in the first quarter 2012, versus $0.125 in the prior-year period. Merchandise margin declined to 29.4% in the first quarter 2012, versus 30.8% in the prior-year period, due in part to lower margins in the cigarette category and ongoing promotional activities. Same-store retail fuel gallons sold increased 0.8% in the first quarter 2012. Same-store merchandise sales increased 7.6% in the first quarter 2012. At the conclusion of the first quarter 2012, the retail segment operated 375 locations, versus 404 locations in the prior-year period.
Marketing Segment
Marketing segment contribution margin was $8.1 million in the first quarter 2012, versus $8.3 million in the first quarter 2011. Total sales volumes increased 34.8% to 15,383 bpd in the first quarter 2012, versus 14,535 bpd in the prior-year period. Total sales volumes increased on a year-over-year basis for the ninth consecutive quarter during the first quarter 2012, as regional demand trends for distillate products remained strong in the period. In the fourth quarter of 2011, the marketing segment began selling biofuels, primarily to the refining and retail segments, which contributed $0.8 million in gross margin in the first quarter 2012. This activity is eliminated in consolidation.
Market Trends
Our results of operations are significantly affected by the cost of the commodities that we purchase, process, produce and sell. Sudden change in petroleum prices is our primary source of market risk. Historically, our profitability has been affected by the volatility of commodity prices, including crude oil and refined products.
We continually experience volatility in the energy markets. Concerns about the U.S. economy and continued uncertainty in several oil-producing regions of the world resulted in volatility in the price of crude oil which outpaced product prices in the first quarters of 2012 and 2011. The average price of WTI in the first three months of 2012 and 2011 was $102.88 and $94.26 per barrel, respectively. The Gulf Coast crack spread ranged from a high of $31.37 per barrel to a low of $15.99 per barrel during the first three months of 2012 and averaged $23.87 per barrel during the first three months of 2012 compared to an average of $17.54 in the same period of 2011.
We also continue to experience high volatility in the wholesale cost of fuel. The U.S. Gulf Coast price for unleaded gasoline ranged from a low of $2.63 per gallon to a high of $3.26 per gallon in the first three months of 2012 and averaged $2.95 per gallon during the first three months of 2012, which compares to an average of $2.59 per gallon in the comparable period of 2011. If these elevated prices continue and we are unable to fully pass our cost increases on to our customers, our retail fuel margins will decline. Additionally, increases in the retail price of fuel could result in lower demand for fuel and reduced customer traffic inside our convenience stores in our retail segment. This may place downward pressure on in-store merchandise sales and margins. Finally, the higher cost of fuel has resulted in higher credit card fees as a percentage of sales and gross profit. As fuel prices increase, we typically see increased usage of credit cards by our customers and pay higher interchange costs since credit card fees are paid as a percentage of sales.
The differential between the price of WTI crude oil and competing benchmark crudes such as Brent crude, continued to widen during the first three months of 2012, when compared to recent levels. The price of WTI held an average discount of $15.39 per barrel when compared to Brent crude during the first quarter 2012, versus a discount of $11.43 per barrel in the comparable period of 2011. Access to cost advantaged WTI or WTI-linked crude is a significant advantage for our Tyler refinery and, to a lesser extent our El Dorado refinery, given the steep discounts evident in current WTI-Brent pricing.
As part of our overall business strategy, management determines the cost to store crude, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude or other intermediate feedstocks based on various factors, including the crude pricing market in the Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude vendors, and any other factors which may impact the costs of crude. During the first three months of 2012, crude inventories increased slightly as compared to the end of 2011, due to planned maintenance at the Tyler refinery.

Seasonality
Demand for gasoline, convenience merchandise and asphalt products is generally lower during the winter months due to seasonal decreases in motor vehicle traffic and road and home construction. As a result, our operating results are generally lower for the first and fourth quarters of the year.
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the year ended December 31, 2011, we believe our critical accounting polices include the following: (i) determining our inventory using the LIFO valuation method, (ii) evaluating impairment for property, plant and equipment and definite life intangibles, (iii) valuing goodwill and potential impairment, and (iv) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Summary Financial and Other Information
The following table provides summary financial data for Delek:

	Three Months Ended
Statement of Operations Data	March 31,
	2012	2011
	(In millions, except share and per share data)
Net sales:
Refining	$1,585.7	$580.5
Marketing	235.2	159.1
Retail	445.2	414.2
Other	(95.7)	(10.3)
Total	2,170.4	1,143.5
Operating costs and expenses:
Cost of goods sold	1,955.0	1,014.2
Operating expenses	84.4	60.2
General and administrative expenses	27.0	18.3
Depreciation and amortization	19.0	14.9
Loss on sale of assets	—	0.6
Total operating costs and expenses	2,085.4	1,108.2
Operating income	85.0	35.3
Interest expense	12.4	7.3
Total non-operating expenses	12.4	7.3
Income before taxes	72.6	28.0
Income tax expense	26.4	11.1
Net income	46.2	16.9
Basic and diluted earnings per share:	$0.79	$0.31
Weighted average common shares outstanding:
Basic	58,119,573	54,412,207
Diluted	58,750,074	54,567,765

	Three Months Ended March 31,
	2012	2011
Cash Flow Data:
Cash flows provided by operating activities	$45.6	$91.2
Cash flows used in investing activities	(44.0)	(9.7)
Cash flows provided by (used in) financing activities	7.6	(19.9)
Net increase (decrease) in cash and cash equivalents	$9.2	$61.6

	Three Months Ended March 31, 2012
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,538.0	$445.2	$187.5	$(0.3)	$2,170.4
Intercompany fees and sales	47.7	—	47.7	(95.4)	—
Operating costs and expenses:
Cost of goods sold	1,415.0	407.5	225.4	(92.9)	1,955.0
Operating expenses	54.7	30.4	1.7	(2.4)	84.4
Segment contribution margin	$116.0	$7.3	$8.1	$(0.4)	131.0
General and administrative expenses					27.0
Depreciation and amortization					19.0
Operating income					$85.0
Total assets	$1,638.5	$418.6	$170.9	$63.9	$2,291.9
Capital spending (excluding business combinations)	$14.7	$3.6	$0.3	$2.1	$20.7

	Three Months Ended March 31, 2011
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$575.2	$414.2	$154.1	$—	$1,143.5
Intercompany fees and sales	5.3	—	5.0	(10.3)	—
Operating costs and expenses:
Cost of goods sold	496.9	375.4	149.8	(7.9)	1,014.2
Operating expenses	29.3	32.3	1.0	(2.4)	60.2
Segment contribution margin	$54.3	$6.5	$8.3	$—	69.1
General and administrative expenses					18.3
Depreciation and amortization					14.9
Loss on sale of assets					0.6
Operating loss					$35.3
Total assets	$641.9	$412.8	$82.9	$109.0	$1,246.6
Capital spending (excluding business combinations)	$3.5	$8.2	$—	$0.3	$12.0

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2012 versus the Three Months Ended March 31, 2011
For the first quarters of 2012 and 2011, we generated net sales of $2,170.4 million and $1,143.5 million, respectively, an increase of $1,026.9 million, or 89.8%. The increase in net sales is primarily due to the Lion Acquisition in April 2011, which contributed $901.0 million to consolidated net sales in the first quarter 2012. Further contributing to the increase is increased fuel sales prices across all of our segments.
Cost of goods sold was $1,955.0 million for the first quarter 2012 compared to $1,014.2 million for the first quarter 2011, an increase of $940.8 million or 92.8%. The increase in cost of goods sold primarily resulted from the Lion Acquisition in April 2011, which contributed $862.4 million to the increase during the first quarter 2012. Additionally, increased crude costs at the refining segment and increased fuel costs at the retail and marketing segments factored into the increase in cost of sales during the period.

Operating expenses were $84.4 million for the first quarter 2012 compared to $60.2 million for the first quarter 2011, an increase of $24.2 million, or 40.2%. The Lion Acquisition added $25.6 million in operating expenses during the first quarter 2012. This was partially offset by the decrease in the number of stores operated by the retail segment during the first quarter 2012 as compared to the first quarter 2011.
General and administrative expenses were $27.0 million for the first quarter 2012 compared to $18.3 million for the first quarter 2011, an increase of $8.7 million, or 47.5%. The increase is primarily attributable to the Lion Acquisition in April 2011. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $19.0 million for the first quarter 2012 compared to $14.9 million for the first quarter 2011, an increase of $4.1 million, or 27.5%. This increase was primarily due to the addition of depreciation associated with the assets of the Lion Oil, acquired in April 2011.
Loss on sale of assets was $0.6 million in the first quarter 2011 and related to the sale of one company-operated retail and convenience store by the retail segment. We did not sell any assets during the first quarter 2012.
Interest expense was $12.4 million for the first quarter 2012 compared to $7.3 million for the first quarter 2011, an increase of $5.1 million, or 69.9%. The increase is attributable primarily to due to the financings associated with the acquisition of Lion Oil.
Income tax expense was $26.4 million for the first quarter 2012, compared to $11.1 million for the first quarter 2011, an increase of $15.3 million, or 137.8%. Our effective tax rate was 36.4% for the first quarter 2012, compared to 39.6% for the first quarter 2011. The decrease in our effective tax rate in the first quarter 2012 is primarily due to non-deductible transaction costs recorded in first quarter 2011 and an increase in estimates for certain tax credits in first quarter 2012
Operating Segments
We review operating results in three reportable segments: refining, marketing and retail.
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended March 31,
	2012	2011
Tyler Refinery
Days operated in period	91	90
Total sales volume (average barrels per day)(1)	56,840	58,261
Products manufactured (average barrels per day):
Gasoline	31,106	31,702
Diesel/Jet	19,998	21,902
Petrochemicals, LPG, NGLs	2,101	1,795
Other	2,102	2,445
Total production	55,307	57,844
Throughput (average barrels per day):
Crude oil	50,835	53,616
Other feedstocks	4,690	4,845
Total throughput	55,525	58,461
Per barrel of sales(2):
Tyler refining margin(3)	$19.48	$15.93
Tyler refining margin excluding intercompany marketing service fees(4)	$20.03	$16.42
Direct operating expenses(5)	$5.62	$5.59
El Dorado Refinery
Days operated in period	91
Total sales volume (average barrels per day)(1)	85,011
Products manufactured (average barrels per day):
Gasoline	33,109
Diesel	29,619
Petrochemicals, LPG, NGLs	1,422
Asphalt	12,072
Other	1,720
Total production	77,942
Throughput (average barrels per day):
Crude oil	72,536
Other feedstocks	5,956
Total throughput	78,492
Per barrel of sales(2):
El Dorado refining margin(3)	$9.04
Direct operating expenses(5)	$3.31
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$102.88	$94.26
Mars crude oil (per barrel)	$115.08
US Gulf Coast 5-3-2 crack spread (per barrel)	$23.87	$17.54
US Gulf Coast Unleaded Gasoline (per gallon)	$2.95	$2.59
Ultra low sulfur diesel (per gallon)	$3.16	$2.83
Natural gas (per MMBTU)	$2.44	$4.19
_____________________________

(1)	Sales volume includes 3,862 bpd and 838 bpd sold to the marketing and retail segments during the three months ended

March 31, 2012 and 2011, respectively.

(2)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) divided by the total barrels sold during the period.

(3)	“Refining margin” is defined as refinery net sales less cost of goods sold.

(4)
“Refining margin excluding intercompany marketing fees” is defined as refinery net sales less cost of goods sold, adjusted to exclude the fees paid to the marketing segment of $2.8 million and $2.6 million during the three months ended March 31, 2012 and 2011, respectively.

(5)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.
Comparison of the Three Months Ended March 31, 2012 versus the Three Months Ended March 31, 2011
Contribution margin for the refining segment in the first quarter 2012 was $116.0 million, or 88.5% of our consolidated contribution margin, compared to $54.3 million, or 78.6% of our consolidated segment contribution margin in the first quarter 2011.
Net sales for the refining segment were $1,585.7 million for the first quarter 2012 compared to $580.5 million for the first quarter 2011, an increase of $1,005.2 million, or 173.2%. The Lion Acquisition in April 2011 contributed $946.8 million in net sales to the refining segment. The remainder of the increase is due to increases in prices for refined products during the period, partially offset by a 2.4% decrease in total sales volume at the Tyler refinery. During the first quarters 2012 and 2011, respectively, the refining segment sold $50.5 million and $7.9 million, or 3,862 and 838 bpd, of finished product to the marketing and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the first quarter 2012 was $1,415.0 million compared to $496.9 million for the comparable 2011 period, an increase of $918.1 million, or 184.8%. This increase is a result of the Lion Acquisition in April 2011, which contributed $876.1 million to cost of goods sold during the period. Further contributing to the increase was the increase in in the cost of crude oil, partially offset by the decreased sales volume at the Tyler refinery during the first quarter 2012. Cost of goods sold includes (losses) gains on derivative contracts of $0.7 million and $(4.6) million during the first quarter 2012 and 2011, respectively.
Our refining segment has a service agreement with our marketing segment which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the margin achieved in return for providing marketing, sales and customer services. This fee was $2.8 million and $2.6 million during the first quarters 2012 and 2011, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. We eliminate this intercompany fee in consolidation.
Operating expenses were $54.7 million for the first quarter 2012 compared to $29.3 million for the first quarter 2011, an increase of $25.4 million, or 86.7%. This increase in operating expense was primarily due to the acquisition of the El Dorado refinery in April 2011, which incurred $25.6 million in operating expenses during the first quarter 2012.
Marketing Segment
The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended March 31,
	2012	2011
Days operated in period	91	90
Products sold (average barrels per day):
Gasoline	6,740	6,066
Diesel/Jet	8,582	8,440
Other	61	29
Total sales	15,383	14,535

Comparison of the Three Months Ended March 31, 2012 versus the Three Months Ended March 31, 2011
Contribution margin for the marketing segment in the first quarter 2012 was $8.1 million, or 6.2% of our consolidated segment contribution margin, compared to $8.3 million, or 12.0% of our consolidated segment contribution margin in the first quarter 2011.
Net sales for the marketing segment were $235.2 million in the first quarter 2012 compared to $159.1 million for the first quarter 2011. Total sales volume averaged 15,383 bpd in the first quarter 2012 compared to 14,535 in the first quarter 2011. The average sales price per gallon of gasoline increased $0.32 per gallon in the first quarter 2012, to $3.00 per gallon from $2.68 in the first quarter 2011. The average price of diesel also increased to $3.23 per gallon in the first quarter 2012 compared to $2.90 per gallon in the first quarter 2011. Net sales included $2.8 million and $2.6 million of net service fees paid by our refining segment to our marketing segment during the first quarter 2012 and 2011, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment relating to the utilization of certain crude pipeline assets. These fees were $2.4 million and $2.4 million in both the first quarter 2012 and the first quarter 2011, respectively. Also, in the fourth quarter of 2011, the marketing segment began selling biofuels, primarily to the refining and retail segments, which contributed $42.5 million in marketing segment sales in the first quarter 2012. These fees and sales are eliminated in consolidation.
Cost of goods sold was $225.4 million in the first quarter 2012, approximating a cost per barrel sold of $126.43. This compares to cost of goods sold of $149.8 million for the first quarter 2011, approximating a cost per barrel sold of $114.52. This cost per barrel resulted in an average gross margin of $5.25 per barrel in the first quarter 2012 compared to $5.23 per barrel in the first quarter 2011. Additionally, we recognized (losses) gains during the first quarter 2012 and 2011 of $(0.1) million and $0.6 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
Operating expenses in the marketing segment were approximately $1.7 million and $1.0 million for the first quarter 2012 and 2011, respectively, an increase of $0.7 million or 70.0%. The increase in operating expenses was primarily due to the operations of the Paline Pipeline, acquired in the fourth quarter 2011. Further contributing to the increase was an increase in payroll and insurance expenses in the first quarter 2012, as compared to the same period of 2011.
Retail Segment
The table below sets forth certain information concerning our retail segment continuing operations:

	Three Months Ended March 31,
	2012	2011
Number of stores (end of period)	375	404
Average number of stores	376	409
Retail fuel sales (thousands of gallons)	93,706	96,403
Average retail gallons per average number of stores (in thousands)	249	236
Retail fuel margin ($ per gallon)	$0.121	$0.125
Merchandise sales (in thousands)	$88,886	$86,119
Merchandise sales per average number of stores (in thousands)	$236	$211
Merchandise margin %	29.4%	30.8%
Credit expense (% of gross margin)	12.6%	12.0%
Merchandise and cash over/short (% of net sales)	0.2%	0.2%
Operating expense/merchandise sales plus total gallons	16.0%	17.2%
Change in same store fuel gallons sold	0.8%	(2.3)%
Change in same store merchandise sales	7.6%	4.0%

Comparison of the Three Months Ended March 31, 2012 versus the Three Months Ended March 31, 2011
Contribution margin for the retail segment increased to $7.3 million, or 5.6% of our consolidated contribution margin, in the first quarter 2012, versus $6.5 million, or 9.4% of our consolidated contribution margin, in the first quarter 2011. This increase was driven by improved same store merchandise sales growth of 7.6% and same store food service sales growth of 24.0% in the first quarter 2012, when compared to the first quarter 2011.
Net sales for our retail segment in the first quarter 2012 increased 7.5% to $445.2 million from $414.2 million in the first quarter 2011. This increase was primarily due to an increase in the retail fuel price per gallon of 10.3% to an average price of $3.53 per gallon in the first quarter 2012 from an average price of $3.20 per gallon in the first quarter 2011.
Retail fuel sales were 93.7 million gallons for the first quarter 2012, compared to 96.4 million gallons for the first quarter 2011. The decrease in sales gallons resulted in an estimated $9.5 million decrease in fuel sales based on average fuel price in the first quarter 2012. This decrease was primarily due to the divestiture of 30 stores between the first quarters of 2011 and 2012. Comparable store gallons increased 0.8% between the first quarter 2012 and the first quarter 2011. Total fuel sales, including wholesale dollars, increased 8.6% to $356.3 million in the first quarter 2012. The increase was primarily due to the increase in the average price per gallon sold noted above, partially offset by the decrease in total gallons sold, also noted above.
Merchandise sales increased 3.2% to $88.9 million in the first quarter 2012 compared to the first quarter 2011. The increases in both total and same store merchandise sales were primarily due increases in the dairy, snack, cigarette, fountain and food service categories during the first quarter 2012 as compared to the same period in 2011.
Cost of goods sold for our retail segment increased 8.6% to $407.5 million in the first quarter 2012. This increase was primarily due to the increase in the average retail cost per gallon of 10.7%, or an average cost of $3.41 per gallon in the first quarter 2012 when compared to an average cost of $3.08 per gallon in the first quarter 2011.
Operating expenses were $30.4 million in the first quarter 2012, a decrease of $1.9 million, or 5.9%. This decrease was primarily due to the decrease in the number of stores operated during the first quarter 2012 as compared to the first quarter 2011.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Cash Flow Data:
Cash flows provided by operating activities	$45.6	$91.2
Cash flows used in investing activities	(44.0)	(9.7)
Cash flows provided by (used in) financing activities	7.6	(19.9)
Net increase in cash and cash equivalents	$9.2	$61.6
Cash Flows from Operating Activities
Net cash provided by operating activities was $45.6 million for the three months ended March 31, 2012, compared to $91.2 million for the comparable period of 2011. The decrease in cash flows from operations in the first three months of 2012 from the same period in 2011 was primarily due to increases in accounts receivable and the activity related to obligations under our Supply and Offtake Agreement. These decreases were partially offset by an increase in net income for the three months ended March 31, 2012, which was $46.2 million, compared to $16.9 million in the same period of 2011, and a decrease in inventories and other current assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $44.0 million for the first three months of 2012, compared to $9.7 million in the comparable period of 2011. This increase is primarily due to the cash paid in connection with the acquisition of both the Nettleton and Big Sandy assets in the first quarter 2012.
Cash used in investing activities includes our capital expenditures during the current period of approximately $20.7 million, of which $14.7 million was spent on projects in the refining segment, $3.6 million was spent in the retail segment, $0.3 million was spent at our marketing segment and $2.1 million was spent at the holding company level. During the three months ended March 31, 2011, we spent $12.0 million, of which $3.5 million was spent on projects at our refinery, $8.2 million was spent in our retail segment and $0.3 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash provided by financing activities was $7.6 million in the three months ended March 31, 2012, compared to cash used of $19.9 million in the comparable period of 2011. The increase in net cash from financing activities in the first three months of 2012 was primarily due to net proceeds from our revolving credit facilities of $27.3 million, compared to net repayments of $16.1 million in the comparable period of 2011. This was partially offset by payments made on the note payable to related party of $14.0 million in the first three months of 2012.
Cash Position and Indebtedness
As of March 31, 2012, our total cash and cash equivalents were $235.1 million and we had total indebtedness of approximately $441.2 million. Borrowing availability under our four separate revolving credit facilities was approximately $289.0 million and we had letters of credit issued of $218.0 million. We believe we were in compliance with our covenants in all debt facilities as of March 31, 2012.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the three months ended March 31, 2012 were $20.7 million, of which approximately $14.7 million was spent in our refining segment, $3.6 million in our retail segment, $0.3 million in our marketing segment and $2.1 million at the holding company level. Our capital expenditure budget is approximately $124.8 million for 2012. The following table summarizes our actual capital expenditures for the three months ended March 31, 2012 and planned capital expenditures for the full year 2012 by operating segment and major category (in millions):

	Full Year 2012 Forecast	Three Months Ended March 31, 2012
Refining:
Sustaining maintenance, including turnaround activities	$20.8	$3.8
Regulatory	8.8	1.0
Discretionary projects	65.2	9.9
Refining segment total	94.8	14.7
Marketing:
Discretionary projects	0.5	0.3
Marketing segment total	0.5	0.3
Retail:
Sustaining maintenance	7.6	1.3
Growth/profit improvements	0.8	—
Retrofit/rebrand/re-image	9.1	1.0
Raze and rebuild/new/land	7.5	1.3
Retail segment total	25.0	3.6
Other	4.5	2.1
Total capital spending	$124.8	$20.7
In the first quarter 2012, we increased our total capital spending forecast for 2012 to $124.8 million, up from the prior forecast of $113.0 million. The increase is attributable to the finalization of the El Dorado capital forecast for the full year 2012 and projects designed to increase our access to additional sources of crude oil, which contributes $19.8 million to our total spending forecast. For the full year 2012, we plan to spend approximately $25.0 million in the retail segment, $9.1 million of which is expected to consist of the re-imaging of at least 20 existing stores. We spent $1.0 million on these projects in the three months ended March 31, 2012. In addition, we plan to spend $7.5 million to build approximately 8 new prototype locations at existing and new leased sites and $0.8 million on other profit and growth improvements in existing stores in 2012. We expect to spend approximately $8.8 million on regulatory projects in the refining segment in 2012. We spent $1.0 million on regulatory projects in the three months ended March 31, 2012. In addition, we plan to spend approximately $20.8 million on maintenance projects and approximately $65.2 million for other discretionary projects in 2012.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects. Additionally, the scope and cost of employee or contractor labor expense related to installation of that equipment could increase from our projections. Our capital expenditure budget may also be revised due as management continues to evaluation projects for reliability or profitability.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
These disclosures should be read in conjunction with the condensed consolidated financial statements, "Management's Discussion of Analysis of Financial Condition and Results of Operations," and other information presented herein as well as in the "Quantitative and Qualitative Disclosures About market Risk" section contained in our Annual Report on Form 10-K for the year ended December 31, 2011.
No material changes have occurred in our exposure to market risk since the date of the Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 5. OTHER INFORMATION
Dividend Declaration
On May 1, 2012, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on June 19, 2012 to shareholders of record on May 22, 2012.

Submission of Matters to a Vote of Security Holders
The following information relates to matters submitted to the stockholders of Delek US Holdings, Inc. at its Annual Meeting of Stockholders held on May 1, 2012.
At the meeting, the following directors were elected by the vote indicated:

Ezra Uzi Yemin
Votes cast in favor:	42,287,698
Votes withheld:	7,612,289
Broker non-votes:	6,254,848
Gabriel Last
Votes cast in favor:	41,524,799
Votes withheld:	8,375,188
Broker non-votes:	6,254,848
Asaf Bartfeld
Votes cast in favor:	43,109,930
Votes withheld:	6,790,057
Broker non-votes:	6,254,848
Shlomo Zohar
Votes cast in favor:	49,680,190
Votes withheld:	219,797
Broker non-votes:	6,254,848
Carlos E. Jordá
Votes cast in favor:	44,585,150
Votes withheld:	5,314,837
Broker non-votes:	6,254,848
Charles H. Leonard
Votes cast in favor:	49,679,143
Votes withheld:	220,844
Broker non-votes:	6,254,848
Philip L. Maslowe
Votes cast in favor:	49,679,143
Votes withheld:	220,844
Broker non-votes:	6,254,848

The proposal to ratify Ernst & Young LLP as our independent registered public accounting firm for the 2012 fiscal year was approved by the vote indicated:

Votes cast in favor:	56,084,355
Votes against:	49,438
Abstentions:	21,042

Item 6. EXHIBITS

Exhibit No.		Description
10.1
Second Amendment, dated as of March 30, 2012, to Second Amended and Restated Credit Agreement dated as of December 10, 2009, by and among MAPCO Express, Inc., as borrower, Fifth Third Bank, as administrative agent, and the various lenders thereto.

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
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months endedMarch 31, 2012 and 2011 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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
Mark Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 4, 2012

EXHIBIT INDEX

Exhibit No.		Description
10.1
Second Amendment, dated as of March 30, 2012, to Second Amended and Restated Credit Agreement dated as of December 10, 2009, by and among MAPCO Express, Inc., as borrower, Fifth Third Bank, as administrative agent, and the various lenders thereto.

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
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months endedMarch 31, 2012 and 2011 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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