Form 10-Q
period 2012-06-30
Delek US Holdings, Inc.
filed 2012-08-08
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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
At August 3, 2012, there were 58,568,564 shares of common stock, $0.01 par value, outstanding.

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$321.1	$225.9
Accounts receivable	269.8	277.1
Inventory	364.2	508.0
Other current assets	22.9	39.6
Total current assets	978.0	1,050.6
Property, plant and equipment:
Property, plant and equipment	1,387.5	1,317.3
Less: accumulated depreciation	(298.7)	(263.5)
Property, plant and equipment, net	1,088.8	1,053.8
Goodwill	69.7	69.7
Other intangibles, net	15.3	17.5
Other non-current assets	36.2	39.0
Total assets	$2,188.0	$2,230.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$481.2	$521.1
Current portion of long-term debt and capital lease obligations	101.4	68.2
Current portion of notes payable to related party	10.5	6.0
Obligation under Supply and Offtake Agreement	173.4	298.6
Accrued expenses and other current liabilities	125.3	100.8
Total current liabilities	891.8	994.7
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	276.9	297.9
Notes payable to related party	34.0	60.5
Environmental liabilities, net of current portion	9.3	9.7
Asset retirement obligations	8.1	7.9
Deferred tax liabilities	178.7	168.1
Other non-current liabilities	32.2	38.2
Total non-current liabilities	539.2	582.3
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 58,381,124 shares and 58,036,427 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	0.6	0.6
Additional paid-in capital	357.9	356.9
Accumulated other comprehensive income	—	1.8
Retained earnings	398.5	294.1
Non-controlling interest in subsidiaries	—	0.2
Total shareholders’ equity	757.0	653.6
Total liabilities and shareholders’ equity	$2,188.0	$2,230.6
See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(Revised)		(Revised)
	(In millions, except share and per share data)
Net sales	$2,134.2	$1,848.7	$4,304.6	$2,992.2
Operating costs and expenses:
Cost of goods sold	1,881.1	1,621.0	3,836.1	2,635.2
Operating expenses	90.1	83.2	174.5	143.4
General and administrative expenses	24.7	24.8	51.7	43.1
Depreciation and amortization	21.6	19.0	40.6	33.9
Loss on sale of assets	—	1.4	—	2.0
Total operating costs and expenses	2,017.5	1,749.4	4,102.9	2,857.6
Operating income	116.7	99.3	201.7	134.6
Interest expense	12.3	15.0	24.7	22.3
Gain on investment in Lion Oil	—	(9.2)	—	(9.2)
Total non-operating expenses	12.3	5.8	24.7	13.1
Income before income taxes	104.4	93.5	177.0	121.5
Income tax expense	36.6	29.4	63.0	40.5
Net income	67.8	64.1	114.0	81.0
Net income attributed to non-controlling interest	—	2.0	—	2.0
Net income attributable to Delek	$67.8	$62.1	$114.0	$79.0
Basic earnings per share	$1.16	$1.09	$1.96	$1.43
Diluted earnings per share	$1.15	$1.08	$1.93	$1.42
Weighted average common shares outstanding:
Basic	58,239,476	56,788,169	58,178,743	55,364,685
Diluted	59,175,544	57,263,271	58,951,436	55,634,896
Dividends declared per common share outstanding	$0.1375	$0.0375	$0.2650	$0.0750
See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Delek	$67.8	$62.1	$114.0	$79.0
Other comprehensive income:
Net unrealized gain on derivative instruments, net of income tax expense of $0.9 million and ineffectiveness of $0.2 million for the six months ended June 30, 2012, and income tax expense of $1.1 million and zero ineffectiveness for both the three and six months ended June 30, 2011	—	2.0	1.8	2.0
Comprehensive income attributable to Delek	$67.8	$64.1	$115.8	$81.0

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
		(Revised)
Cash flows from operating activities:	(In millions, except per share data)
Net income	$114.0	$81.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.6	33.9
Amortization of deferred financing costs	2.1	3.2
Accretion of asset retirement obligations	0.5	0.3
Deferred income taxes	8.9	20.6
Gain on investment in Lion Oil	—	(9.2)
Loss on sale of assets	—	2.0
Stock-based compensation expense	2.7	1.0
Income tax benefit of stock-based compensation	(0.5)	(2.2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	7.3	(246.9)
Inventories and other current assets	162.7	(55.4)
Accounts payable and other current liabilities	(15.4)	53.8
Obligation under Supply and Offtake Agreement, net	(125.2)	36.4
Non-current assets and liabilities, net	(7.2)	(23.5)
Net cash provided by (used in) operating activities	190.5	(105.0)
Cash flows from investing activities:
Business combinations	(23.3)	(80.9)
Purchase of non-controlling interest in subsidiaries	(4.1)	—
Purchases of property, plant and equipment	(50.4)	(25.6)
Proceeds from sales of convenience store assets	—	2.8
Net cash used in investing activities	(77.8)	(103.7)
Cash flows from financing activities:
Proceeds from long-term revolvers	367.9	331.5
Payments on long-term revolvers	(342.3)	(351.2)
Proceeds from term debt	2.2	140.5
Payments on term debt and capital lease obligations	(15.6)	(7.5)
Payments on notes payable to related party	(22.0)	—
Proceeds from inventory financing agreement	—	201.7
Proceeds from exercise of stock options	1.7	1.3
Income tax benefit of stock-based compensation	0.5	2.2
Dividends paid	(9.6)	(4.3)
Deferred financing costs paid	(0.3)	(6.4)
Net cash (used in) provided by financing activities	(17.5)	307.8
Net increase in cash and cash equivalents	95.2	99.1
Cash and cash equivalents at the beginning of the period	225.9	49.1
Cash and cash equivalents at the end of the period	$321.1	$148.2
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of a nominal amount in both the 2012 and 2011 periods	$21.3	$15.6
Income taxes	$11.5	$0.7
See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. (“Delek”) is the sole shareholder or owner of membership interests of MAPCO Express, Inc. (“Express”), MAPCO Fleet, Inc. (“Fleet”), Delek Refining, Inc. (“Refining”), Delek Finance, Inc. (“Finance”), Delek Marketing & Supply, Inc. (“Marketing”), Lion Oil Company (“Lion Oil”), NTI Investments, LLC ("NTI") and Paline Pipeline Company, LLC ("Paline") (collectively “we”, “our” or “us”).
Delek is listed on the New York Stock Exchange under the symbol DK. As of June 30, 2012, approximately 68.1% of our outstanding shares were beneficially owned by Delek Group Ltd. (“Delek Group”) located in Natanya, Israel.
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
Lion Oil owns the following assets: an 80,000 barrels per day ("bpd") refinery located in El Dorado, Arkansas; the 80-mile Magnolia crude oil transportation system that runs between Shreveport, Louisiana and our Magnolia crude terminal; the 28-mile El Dorado crude oil transportation system that runs from our Magnolia terminal to the El Dorado refinery, as well as two associated product pipelines; a crude oil gathering system with approximately 600 miles of operating pipeline; and light product distribution terminals located in Memphis and Nashville, Tennessee. The distribution terminals located in Tennessee supply products to some of Delek’s convenience stores in the Memphis and Nashville markets.
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
Delek began consolidating Lion Oil’s results of operations on April 29, 2011. Lion Oil contributed $901.9 million and $1,850.4 million to net sales for the three and six months ended June 30, 2012, respectively. Lion Oil contributed net income of $22.9 million and $38.2 million for the three and six months ended June 30, 2012, respectively. Below are the unaudited pro forma consolidated results of operations of Delek for the three and six months ended June 30, 2011, as if the Lion Acquisition had occurred on January 1, 2010 (amounts in millions, except per share information):

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
Net sales	$2,199.6	$4,073.7
Net income	70.2	95.7
Net income attributed to non-controlling interest	2.7	3.8
Net income attributable to Delek	$67.5	$91.9
Basic and diluted earnings per share	$1.12	$1.57
Product purchased from Lion Oil by the retail segment prior to the Lion Acquisition totaled $3.1 million during the six months ended June 30, 2011. Also prior to the Lion Acquisition, the refining segment sold $0.6 million of intermediate products to the El Dorado refinery during the six months ended June 30, 2011. These product purchases and sales were made at market values. All product purchases and sales subsequent to the Lion Acquisition have been eliminated in consolidation.
Paline Acquisition
On December 19, 2011, Delek acquired all of the membership interests of Paline from Ergon Terminaling, Inc ("Ergon Terminaling"). Paline owns and operates a 10-inch, 185-mile pipeline system (the "Paline Pipeline System"). The Paline Pipeline System is a crude line that runs between Nederland, Texas and Longview, Texas. Under the prior owner, Paline had been used to transport Gulf Coast and offshore crudes north into Longview; however, we are nearly finished with a project that will reverse the flow of crude on Paline. In conjunction with the completion of the reversal of the pipeline, we have contracted with a third-party for the use of substantially all of the pipeline capacity through the end of 2014. Delek acquired Paline and all related assets for a purchase price of $50.0 million, consisting of $25.0 million cash and a 3-year, $25.0 million note initially payable to Ergon Terminaling and subsequently assigned to Ergon.
The allocation of the aggregate purchase price of Paline as of June 30, 2012 is summarized as follows (in millions):

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
The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Nettleton, Texas to the Bullard Junction at our Tyler refinery. During the year ended December 31, 2011, more than half of the crude oil processed at the Tyler refinery was supplied through the Nettleton Pipeline. The remainder of the crude oil was supplied through our McMurrey Pipeline, which also begins at our tank farms in and around Nettleton, Texas and then runs roughly parallel to the Nettleton Pipeline. Prior to the acquisition of the Nettleton Pipeline, we leased the Nettleton Pipeline from Plains under the terms of the Pipeline Capacity Lease Agreement dated April 12, 1999, as amended (the “Plains Lease”). The Plains Lease was terminated in connection with our acquisition of the Nettleton Pipeline. Going forward, however, our refining segment will pay our marketing segment for the use of the Nettleton Pipeline under similar terms as the original Plains Lease. These payments will be eliminated in consolidation.
Big Sandy Acquisition
On February 7, 2012, we purchased (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. (the "Big Sandy Terminal") and (ii) the 19-mile, eight-inch diameter Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P. The aggregate purchase price was approximately $11.0 million, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.
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
Retail inventory consists of gasoline, diesel fuel, other petroleum products, cigarettes, beer, convenience merchandise and food service merchandise. Fuel inventories are stated at the lower of cost or market on a FIFO basis. Non-fuel inventories are stated at estimated cost as determined by the retail inventory method.
Carrying value of inventories consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Refinery raw materials and supplies	$103.0	$177.9
Refinery work in process	53.1	63.4
Refinery finished goods	138.4	202.8
Retail fuel	19.2	18.8
Retail merchandise	25.8	26.2
Marketing refined products	24.7	18.9
Total inventories	$364.2	$508.0
At June 30, 2012 and December 31, 2011, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $32.5 million and $45.2 million, respectively.
Permanent Liquidations
During the three and six months ended June 30, 2012, we incurred a permanent reduction in a LIFO layer resulting in a liquidation loss in our refinery inventory in the amount of $5.9 million and $5.8 million, respectively. These liquidations were recognized as a component of cost of goods sold in the three and six months ended June 30, 2012.
During the three and six months ended June 30, 2011, we incurred a permanent reduction in a LIFO layer resulting in a liquidation (loss) gain in our refinery finished goods inventory in the amount of $(2.1) million and $1.7 million, respectively. These liquidations were recognized as a component of cost of goods sold in the three and six months ended June 30, 2011.
4. Crude Oil Supply and Inventory Purchase Agreement
Delek entered into a Master Supply and Offtake Agreement (the “Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”) at the closing of the Lion Acquisition in April 2011. Pursuant to the Supply and Offtake Agreement, J. Aron purchased a majority of the crude oil and refined products in Lion Oil’s inventory at market prices. Throughout the term of the Supply and Offtake Agreement, which expires on April 29, 2014, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 bpd of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined product from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a payable of $20.2 million as of June 30, 2012 related to this settlement. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third-parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. While title of the inventories will reside with J. Aron, this arrangement will be accounted for as a financing. Delek incurred fees of $2.1 million and $4.2 million during the three and six months ended June 30, 2012, respectively, and $1.4 million during the three and six months ended June 30, 2011, which are included as a component of interest expense in the statement of operations.
Upon the expiration of the Supply and Offtake Agreement on April 29, 2014 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then market prices. At June 30, 2012, Delek had 2.0 million barrels of inventory consigned for J. Aron and we have recorded a liability associated with this consigned inventory of $171.5 million.

Each month, J. Aron sets target inventory levels for each product subject to pre-agreed minimum and maximum inventory levels for each product group. At June 30, 2012, we recorded a current receivable of $1.9 million for forward commitments related to the month end actual consignment inventory levels differing from the month end consignment inventory target levels and the associated pricing with these inventory level differences.
5. Long-Term Obligations and Short-Term Note Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	June 30, 2012	December 31, 2011
MAPCO Revolver	$82.5	$77.5
Wells ABL	0.1	—
Fifth Third Revolver	50.9	30.3
Promissory notes	198.7	228.6
Term loan facility	90.0	95.5
Capital lease obligations	0.6	0.7
	422.8	432.6
Less: Current portion of long-term debt, notes payable and capital lease obligations	111.9	74.2
	$310.9	$358.4
MAPCO Revolver
On December 23, 2010, we executed a $200.0 million revolving credit facility (“MAPCO Revolver”) that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO, Fifth Third Bank as Administrative Agent and the lenders party thereto, as amended (“Senior Secured Credit Facility”). As of June 30, 2012, we had $82.5 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $11.2 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At June 30, 2012, the weighted average borrowing rate was approximately 4.2%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2012, this fee was 0.75% per year. Amounts available under the MAPCO Revolver as of June 30, 2012 were approximately $106.3 million.
Wells ABL
We have an asset-based loan (“ABL”) revolving credit facility (“Wells ABL”) that includes an accordion feature which permits an increase in facility size of up to $600.0 million subject to additional lender commitments. In connection with the closing of the Lion Acquisition, Delek executed an amendment to the Wells ABL (the “Wells ABL Amendment”) on April 29, 2011. Under the terms of the Wells ABL Amendment, among other things, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million, (ii) the swing line loan sub-limit was increased from $30.0 million to $40.0 million, (iii) the letter of credit sub-limit was increased from $300.0 million to $375.0 million, (iv) the maturity date of the facility was extended from February 23, 2014 to April 29, 2015, and (v) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Refining and Lion Oil. As of June 30, 2012, we had letters of credit issued under the facility totaling approximately $221.8 million and $0.1 million in outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At June 30, 2012, the weighted average borrowing rate was approximately 4.8%. Additionally, the Wells ABL requires us to pay a credit utilization dependent quarterly fee on the average unused revolving commitment. As of June 30, 2012, this fee was 0.63% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $20.0 million availability reserve requirement, as of June 30, 2012 was $113.1 million.

Fifth Third Revolver
We have a revolving credit facility with Fifth Third Bank (“Fifth Third Revolver”) that carries a credit limit of $75.0 million, including a $35.0 million sub-limit for letters of credit. As of June 30, 2012, we had $50.9 million outstanding borrowings under the facility, as well as letters of credit issued of $10.5 million. Borrowings under the Fifth Third Revolver are secured by substantially all of the assets of Marketing. The Fifth Third Revolver matures on December 19, 2012. The Fifth Third Revolver bears interest based on predetermined pricing grids that allow us to choose between Base Rate Loans or LIBOR Rate Loans. At June 30, 2012, the weighted average borrowing rate was approximately 4.0%. Additionally, the Fifth Third Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. Amounts available under the Fifth Third Revolver as of June 30, 2012 were approximately $13.6 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank (“Reliant Bank Revolver”) that provides for unsecured loans of up to $7.5 million. As of June 30, 2012, we had no amounts outstanding under this facility. The Reliant Bank Revolver was amended on June 28, 2012 to (i) extend the maturity date by two years, to June 28, 2014, and (ii) decrease the interest rate for borrowings under the facility to a fixed rate of 5.25%. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of June 30, 2012, we had $7.5 million available under the Reliant Bank Revolver.
Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million with Bank Leumi USA (“Leumi Note”). In connection with the closing of the Lion Acquisition, the Leumi Note was amended on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the Leumi Note. As of June 30, 2012, we had $38.8 million in outstanding borrowings under the Leumi Note. The Leumi Note replaced and terminated promissory notes with Bank Leumi USA in the original principal amounts of $30.0 million and $20.0 million and is secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, and (iii) a second lien on all assets of Lion Oil that secure the Term Loan Facility discussed below. The Leumi Note requires quarterly amortization payments of $2.0 million beginning on April 1, 2011 and matures on October 1, 2013. The Leumi Note bears interest at the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.0%. As of June 30, 2012, the weighted average borrowing rate was 5.0%.
On October 5, 2010, Delek entered into two promissory notes with Israel Discount Bank of New York (“IDB”) in the principal amounts of $30.0 million and $20.0 million (collectively, the “IDB Notes”). In connection with the closing of the Lion Acquisition, the IDB Notes were amended and restated on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the notes. As of June 30, 2012, we had $38.0 million in total outstanding borrowings under the IDB Notes. The IDB Notes replaced and terminated promissory notes with IDB in the original principal amounts of $30.0 million and $15.0 million and are secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, and (iii) a second lien on all assets of Lion Oil that secure the Term Loan Facility discussed below. The IDB Notes require quarterly amortization payments totaling $2.0 million, beginning at the end of the first quarter of 2011. The maturity date of both IDB Notes is December 31, 2013. Both IDB Notes bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. As of June 30, 2012, the weighted average borrowing rate was 5.0% under both IDB Notes.
On September 28, 2010, Delek executed an amended and restated note (“Petroleum Note”) in favor of Delek Petroleum Ltd, an Israeli corporation and an affiliate of the company ("Delek Petroleum") in the principal amount of $44.0 million, replacing a note with Delek Petroleum in the original principal amount of $65.0 million. As of June 30, 2012, $4.5 million was outstanding under the Petroleum Note. The Petroleum Note contains the following provisions: (i) the payment of the principal and interest may be accelerated upon the occurrence and continuance of customary events of default under the note, (ii) Delek is responsible for the payment of any withholding taxes due on interest payments, (iii) the note is unsecured and contains no covenants, and (iv) the note may be repaid at the borrower’s election in whole or in part at any time without penalty or premium. The Petroleum Note was amended on April 28, 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. The Petroleum Note bears interest, payable on a quarterly basis, at 8.3% (excluding any applicable withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments.
In 2011, Delek entered into four joint ventures (each a "Build-to-Suit Development" or "BTS") with Gatlin Partners, LLC (“Developer”), to develop and construct four new MAPCO Mart convenience stores. Initially, Delek and Developer each owned 50% of the joint ventures. During the quarter ended June 30, 2012, Delek bought out the ownership interests of the Developer in each joint venture, leaving Delek as the sole owner of each BTS. In order to fund the construction projects, each BTS entered into separate Notes for its respective project with Standard Insurance Company (the “Notes”) varying in size from $1.0 million to $1.9 million. Each BTS has entered into a lease with Express whereby Express will lease the completed property for a minimum of 20 years. One of the Notes bears interest at a fixed rate of approximately 6.4%, while the other three bear interest at fixed rates of 5.5%. Each of the Notes is secured by the land, building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, each BTS shall make payments of principal on its respective Note over a ten year term calculated using a 25 year amortization schedule. If any Note is not paid in full after the initial ten year period, the respective BTS may continue to make monthly payments under the Note, however the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first twenty year period. The final maturity dates of the Notes range from June 1, 2036 to January 1, 2037. As of June 30, 2012, the BTSs have drawn approximately $4.5 million in total under the Notes.
On April 28, 2011, Delek executed a Subordinated Note with Delek Petroleum in the principal amount of $40.0 million (“Subordinated Note”). As of June 30, 2012, $40.0 million was outstanding under the Subordinated Note. The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility discussed below. Interest on the unpaid balance of the Subordinated Note will be computed at a rate per annum equal to 7.3% (net of withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments. The payment of the principal and interest on the Subordinated Note may be accelerated upon the occurrence and continuance of customary events of default. The Subordinated Note requires Delek to make quarterly interest payments commencing June 30, 2011 and annual principal amortization payments of $6.0 million commencing June 30, 2012, with payment of the latter subject to meeting certain payment conditions set forth in the subordination agreement in effect between Delek Petroleum and the Term Loan Facility creditors.
On April 29, 2011, Delek entered into a $50.0 million promissory note with Ergon (“Ergon Note”) in connection with the closing of the Lion Acquisition. As of June 30, 2012, $50.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note with Ergon Terminaling (“Ergon Paline Note”) in connection with the closing of the acquisition of all of the membership interests of Paline from Ergon Terminaling. The Ergon Paline Note was subsequently assigned by Ergon Terminaling to Ergon. As of June 30, 2012, $22.9 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately $2.1 million each commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at fixed rate equal to 6.0% per annum.
Term Loan Facility
On April 29, 2011, Delek entered into a $100.0 million term loan credit facility (“Term Loan Facility”) with Israeli Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. As of June 30, 2012, $90.0 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Delek to make four quarterly amortization payments of $1.5 million each commencing June 30, 2011, followed by sixteen quarterly principal amortization payments of $4.0 million each. The Term Loan Facility matures on April 29, 2016, and is secured by all assets of Lion Oil (excluding inventory and accounts receivable) as well as all of our shares in Lion Oil. Interest on the unpaid balance of the Term Loan Facility will be computed at a rate per annum equal to the LIBOR Rate or the Reference Rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of June 30, 2012, the weighted average borrowing rate was 5.5%.
Interest-Rate Derivative Instruments
In 2011, Delek entered into interest rate swap agreements for a total notional amount of $160.0 million. These agreements are intended to economically hedge floating rate debt related to our current borrowings. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging (ASC 815), the fair value of the derivatives is recorded in other non-current liabilities in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in 2015. The estimated mark-to-market liability associated with our interest rate derivatives as of June 30, 2012 was $5.0 million.
In accordance with ASC 815, we recorded non-cash expense representing the change in estimated fair value of the interest rate swap agreements of $0.6 million and $0.8 million for the three and six months ended June 30, 2012, respectively. There were non-cash expenses related to interest rate swap agreements of $1.2 million for both the three and six months ended June 30, 2011.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in future transactions.
6. Income Taxes

At June 30, 2012, Delek had unrecognized tax benefits of $0.7 million which, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount was recognized related to unrecognized tax benefits during both the three and six months ended June 30, 2012 and 2011.
7. Shareholders' Equity

During the six months ended June 30, 2012, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Shareholders of Record Date	Date Paid
February 2, 2012	$0.0375	February 28, 2012	March 20, 2012
March 26, 2012	$0.0900	April 5, 2012	April 19, 2012
May 1, 2012	$0.0375	May 22, 2012	June 19, 2012
June 26, 2012	$0.1000	July 17, 2012	July 31, 2012

8. Stock Based Compensation
Compensation expense for the equity-based awards amounted to $1.5 million ($1.0 million, net of taxes) and $2.7 million ($1.8 million, net of taxes) for the three and six months ended June 30, 2012 and $0.5 million ($0.3 million, net of taxes) and $1.0 million ($0.6 million, net of taxes) for the three and six months ended June 30, 2011, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2012, there was $15.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.
We issued 187,729 and 344,697 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three and six months ended June 30, 2012, respectively, and 118,996 and 174,801 during the three and six months ended June 30, 2011, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. These withheld shares totaled 14,198 and 16,956 shares, respectively during the three and six months ended June 30, 2012 and 5,294 and 5,677, respectively, during the three and six months ended June 30, 2011.
9. Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding	58,239,476	56,788,169	58,178,743	55,364,685
Dilutive effect of equity instruments	936,068	475,102	772,693	270,211
Weighted average common shares outstanding, assuming dilution	59,175,544	57,263,271	58,951,436	55,634,896
Outstanding common share equivalents totaling 1,363,498 and 2,691,860 were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2012 and 1,298,698 and 3,853,956 for the three and six months ended June 30, 2011, respectively. These common share equivalents did not have a dilutive effect under the treasury stock method.
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
The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through both owned and third-party product terminals and pipelines. The refining segment has a combined nameplate capacity of 140,000 bpd, including the 60,000 bpd refinery located in Tyler, Texas and the 80,000 bpd refinery located in El Dorado, Arkansas.
Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and associated pipelines. This segment also provides marketing and crude oil pipeline services to the Tyler refinery.
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of June 30, 2012, we had 374 stores in total, consisting of 203 located in Tennessee, 85 in Alabama, 60 in Georgia, 12 in Arkansas and 8 in Virginia. The remaining 6 stores are located in Kentucky and Mississippi. The retail fuel and convenience stores operate under Delek’s MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 67 dealer locations as of June 30, 2012. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our marketing segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $3.6 million and $6.4 million during the three and six months ended June 30, 2012, respectively, and $2.8 million and $5.4 million during the three and six months ended June 30, 2011, respectively. Additionally, the refining segment pays crude transportation and storage fees to the marketing segment for the utilization of certain crude pipeline assets. These fees were $2.4 million and $4.8 million during the three and six months ended June 30, 2012, respectively, and $2.6 million and $5.0 million during the three and six months ended June 30, 2011, respectively. The refining segment sold finished product to the retail and marketing segments in the amount of $40.5 million and $91.2 million, respectively, during the three and six months ended June 30, 2012 and $7.9 million and $15.8 million, respectively, during the three and six months ended June 30, 2011. During the first quarter 2012, the marketing segment also began selling renewable fuels to the refining and retail segments, which totaled $59.7 million and $102.2 million for the three and six months ended June 30, 2012, respectively. All inter-segment transactions have been eliminated in consolidation.
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended June 30, 2012
	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,455.3	$486.6	$193.1	$(0.8)	$2,134.2
Intercompany fees and sales	36.9	—	65.7	(102.6)	—
Operating costs and expenses:
Cost of goods sold	1,299.5	436.7	249.1	(104.2)	1,881.1
Operating expenses	59.5	31.7	2.2	(3.3)	90.1
Segment contribution margin	$133.2	$18.2	$7.5	$4.1	163.0
General and administrative expenses					24.7
Depreciation and amortization					21.6
Operating income					$116.7
Total assets	$1,505.1	$416.7	$175.9	$90.3	$2,188.0
Capital spending (excluding business combinations)	$19.3	$7.6	$0.1	$2.7	$29.7

	Three Months Ended June 30, 2011
	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
	(Revised)
Net sales (excluding intercompany fees and sales)	$1,161.4	$496.9	$190.4	$—	$1,848.7
Intercompany fees and sales	5.1	—	5.4	(10.5)	—
Operating costs and expenses:
Cost of goods sold	994.5	447.7	189.2	(10.4)	1,621.0
Operating expenses	49.7	34.6	1.5	(2.6)	83.2
Segment contribution margin	$122.3	$14.6	$5.1	$2.5	144.5
General and administrative expenses					24.8
Depreciation and amortization					19.0
Loss on sale of assets					1.4
Operating income					$99.3
Total assets	$1,487.2	$406.0	$88.5	$51.1	$2,032.8
Capital spending (excluding business combinations)	$5.5	$8.0	$—	$0.1	$13.6

	Six Months Ended June 30, 2012
	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$2,993.1	$931.8	$380.6	$(0.9)	$4,304.6
Intercompany fees and sales	84.8	—	113.4	(198.2)	—
Operating costs and expenses:
Cost of goods sold	2,714.5	844.2	474.5	(197.1)	3,836.1
Operating expenses	114.2	62.1	3.9	(5.7)	174.5
Segment contribution margin	$249.2	$25.5	$15.6	$3.7	294.0
General and administrative expenses					51.7
Depreciation and amortization					40.6
Operating income					$201.7
Capital spending (excluding business combinations)	$34.0	$11.2	$0.4	$4.8	$50.4

	Six Months Ended June 30, 2011
	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
	(Revised)
Net sales (excluding intercompany fees and sales)	$1,736.6	$911.1	$344.5	$—	$2,992.2
Intercompany fees and sales	10.4	—	10.4	(20.8)	—
Operating costs and expenses:
Cost of goods sold	1,491.4	823.1	339.0	(18.3)	2,635.2
Operating expenses	79.0	66.9	2.5	(5.0)	143.4
Segment contribution margin	$176.6	$21.1	$13.4	$2.5	213.6
General and administrative expenses					43.1
Depreciation and amortization					33.9
Loss on sale of assets					2.0
Operating income					$134.6
Capital spending (excluding business combinations)	$9.0	$16.2	$—	$0.4	$25.6

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three and six months ended June 30, 2012 are as follows (in millions):

	Refining	Marketing	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$847.4	$115.3	$412.1	$12.7	$1,387.5
Less: Accumulated depreciation	(139.3)	(11.8)	(146.7)	(0.9)	(298.7)
Property, plant and equipment, net	$708.1	$103.5	$265.4	$11.8	$1,088.8
Depreciation expense for the three months ended June 30, 2012	$12.2	$2.1	$6.0	$0.3	$20.6
Depreciation expense for the six months ended June 30, 2012	$23.5	$2.5	$12.0	$0.5	$38.5
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
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2012 and December 31, 2011, was as follows (in millions):

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$2.9	$—	$2.9
Liabilities
Interest rate derivatives	—	(5.0)	—	(5.0)
Commodity derivatives	—	—	—	—
Total liabilities	—	(5.0)	—	(5.0)
Net liabilities	$—	$(2.1)	$—	$(2.1)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$3.6	$—	$3.6
Liabilities
Interest rate derivatives	—	(4.2)	—	(4.2)
Commodity derivatives	—	(1.4)	—	(1.4)
Total liabilities	—	(5.6)	—	(5.6)
Net liabilities	$—	$(2.0)	$—	$(2.0)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of December 31, 2011, $1.4 million of net derivative positions are included in other current liabilities on the accompanying consolidated balance sheets. There were no net derivative positions as of June 30, 2012. As of June 30, 2012, $2.1 million of cash collateral was held by counterparty brokerage firms and has been netted with the derivative positions with each counterparty.
12. Derivative Instruments
From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and

•	To limit the exposure to floating-rate fluctuations on our borrowings.
We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the three and six months ended June 30, 2012 and 2011.
Swaps
In August 2011, we entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the Gulf Coast PLATTS which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from January 2012 through February 2012.
In accordance with ASC 815, the unleaded gasoline swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. The fair value of these contracts is recognized in income at the time the positions are closed and the hedged transactions are recognized in income. For the six months ended June 30, 2012, we recognized gains of $2.7 million related to positions closed during the period. There were no unrealized gains or losses recognized as a component of other comprehensive income during the three and six months ended June 30, 2012. For both the three and six months ended June 30, 2011, we recorded unrealized losses as a component of other comprehensive income of $3.1 million ($2.0 million, net of deferred taxes) related to the change in the fair value of these swaps. There were no contracts designated as cash flow hedges as of June 30, 2012.
Also, from time to time, we enter into OTC swaps based on the future price of crude oil, feedstocks or finished grade fuels which fixed the purchase price for a predetermined number of barrels and have fulfillment terms of 30 to 360 days. We recognized gains of $4.2 million and $2.0 million on these swaps during the three and six months ended June 30, 2012, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. We recognized gains of $2.2 million related to these swap contracts during both the three and six months ended June 30, 2011. There were unrealized gains (losses) of $2.9 million and $(0.3) million, respectively, related to swap contracts held on the condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011.
Forward Fuel Contracts
From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains (losses) of $0.3 million and $0.2 million on forward fuel contracts during the three and six months ended June 30, 2012, respectively, and $(0.1) million and $0.5 million during the three and six months ended June 30, 2011, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no unrealized gains or losses related to these forward fuel contracts held on the condensed consolidated balance sheet as of June 30, 2012. There were nominal unrealized gains held on the condensed consolidated balance sheet as of December 31, 2011.
Futures Contracts
From time to time, Delek enters into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 180 days. Delek recognized (losses) gains of $(2.0) million on futures contracts during the six months ended June 30, 2012 and $3.4 million and $(1.2) million, respectively, during the three and six months ended June 30, 2011, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no unrealized gains or losses related to futures contracts held on the condensed consolidated balance sheet as of June 30, 2012. There were unrealized losses of $0.4 million held on the condensed consolidated balance sheet as of December 31, 2011.
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
Environmental Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the United States Environmental Protection Agency (“EPA”), the U.S. Department of Transportation / Pipeline and Hazardous Materials Safety Administration, Occupational Safety and Health Administration ("OSHA"), the Texas Commission on Environmental Quality, the Texas Railroad Commission, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our refineries, terminals, pipelines, underground storage tanks ("UST"s) and related operations, and may be subject to revocation, modification and renewal.
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
We carried a liability of approximately $12.2 million as of June 30, 2012 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for on-going investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the purchase. We expect approximately $1.3 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.2 million in other current assets and $1.1 million in other non-current assets and in our condensed consolidated balance sheet as of June 30, 2012. Approximately $2.9 million of the liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
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
In 2008, the El Dorado refinery signed a Consent Administrative Order (“CAO”) that was in effect through 2009 with the State of Arkansas with regard to wastewater discharges. In conjunction with three other area dischargers, including the city of El Dorado Water Utilities, the El Dorado refinery applied for and was granted a National Pollutant Discharge Elimination System ("NPDES") permit for a combined discharge to the Ouachita River. The permit was contested by several environmental groups and other parties but ultimately upheld by the State of Arkansas Supreme Court in late 2010. The El Dorado refinery is party to an agreement with the other three dischargers to design, construct and jointly operate a 23 mile wastewater pipeline to convey the treated, commingled waste water to the Ouachita River. Construction of the pipeline is underway and it is expected to be completed in 2013. The EPA was not a party to the Arkansas CAO and in late 2011 referred an enforcement action to the DOJ with regard to historical and on-going waste water discharges. We are in discussions with the EPA and the DOJ regarding what, if any, penalties and/or interim actions may be necessary but do not believe such requirements would have a material adverse effect upon our business, financial condition or operations.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter 2010 to partially reduce gasoline benzene levels. However, it will be necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits were acquired that cover our current obligation, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits. A project to reduce gasoline benzene levels below the required compliance level was completed at the El Dorado refinery in June 2011 and credits generated by that refinery can be used to partially meet the Tyler refinery's credit requirement.
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
The Energy Independence and Security Act of 2007 (“EISA”) increased the amounts of renewable fuel required by the Energy Policy Act of 2005 to 32 billion gallons by 2022. A rule finalized by the EPA in 2010 to implement EISA, RFS 2, requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 9.2% of combined gasoline and diesel volume in 2012, increasing to 10.0% in 2013 and escalating annually to approximately 18% by 2022. Alternatively, credits, called Renewable Identification Numbers (“RINs”) can be used instead of physically blending biofuels. If adequate supplies of the required types of biofuels are unavailable in volumes sufficient to meet our requirement or if RINs are not available in sufficient volumes or at economical prices, refinery production or profitability could be negatively affected. The rule could also cause decreased crude runs in future years and materially affect profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products. The Tyler refinery began supplying E-10 in January 2008 and biodiesel blends in June 2011. The El Dorado refinery completed projects at the truck loading rack in June 2011 to make E-10 available and in July 2012 to make biodiesel blends available. We are implementing additional projects at our refineries and terminals that will allow blending increasing amounts of ethanol and biodiesel into our fuels in future years.

In June 2007, OSHA announced that, under a National Emphasis Program (“NEP”) addressing workplace hazards at petroleum refineries, it would conduct inspections of process safety management programs at approximately 80 refineries nationwide. OSHA conducted an NEP inspection at our Tyler, Texas refinery between February and August of 2008 and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the NEP citations and do not believe that the outcome will have a material adverse effect on our business, financial condition or results of operations. In April 2009, OSHA conducted a NEP inspection at the El Dorado refinery and assessed a penalty of less than $0.1 million, paid by the previous operator.
Between November 2008 and May 2009, OSHA conducted another inspection at our Tyler refinery as a result of the explosion and fire that occurred there and issued citations assessing an aggregate penalty of approximately $0.2 million. We have resolved these citations.
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
Letters of Credit
As of June 30, 2012, Delek had in place letters of credit totaling approximately $245.4 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment, gasoline and diesel purchases for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were drawn by beneficiaries of these letters of credit at June 30, 2012.
14. Related Party Transactions
At June 30, 2012, Delek Group beneficially owned approximately 68.1% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Itshak Sharon (Tshuva), will continue to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
On September 28, 2010, Delek executed the Petroleum Note in the principal amount of $44.0 million, replacing a note with Delek Petroleum in the original principal amount of $65.0 million. Delek Petroleum is a wholly owned subsidiary of Delek Group. As of June 30, 2012, $4.5 million was outstanding under the Petroleum Note. The Petroleum Note was amended on April 28, 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. We are responsible for the payment of any withholding taxes due on interest payments under the Petroleum Note and the payment of principal and interest may be accelerated upon the occurrence and continuance of customary events of default.
On April 28, 2011, Delek executed a Subordinated Note with Delek Petroleum in the principal amount of $40.0 million. As of June 30, 2012, $40.0 million was outstanding under the Subordinated Note. The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility. We are responsible for the payment of any withholding taxes due on interest payments under the Subordinated Note and the payment of principal and interest may be accelerated upon the occurrence and continuance of customary events of default.
Delek has a management and consulting agreement with Delek Group, pursuant to which key management personnel of Delek Group provide management and consulting services to Delek, including matters relating to long-term planning, operational issues and financing strategies. The agreement has an initial term of one year and continues thereafter until either party terminates the agreement upon 30 days’ advance notice. As compensation, the agreement provides for payment to Delek Group of $125 thousand per calendar quarter payable within 90 days of the end of each quarter and reimbursement for reasonable out-of-pocket costs and expenses incurred. An amended and restated management and consulting agreement dated May 1, 2011 was executed with Delek Group in the second quarter 2011. Under the amended agreement, the fee payable to Delek Group increased to $150 thousand per calendar quarter effective April 1, 2011.
15. Subsequent Events

Dividend Declaration
On August 7, 2012, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on September 18, 2012 to shareholders of record on August 21, 2012.
Delek Logistics Partners, LP
On July 12, 2012, Delek Logistics Partners, LP (Delek Logistics), a wholly owned indirect subsidiary of Delek, filed a registration statement on Form S-1 with the SEC in connection with a proposed initial public offering of its common units representing limited partner interests. The number of common units to be offered and the price range for the offering have not been determined. Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Headquartered in Brentwood, Tennessee, Delek Logistics' initial assets will include approximately 400 miles of crude oil transportation pipelines, 16 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 1.4 million barrels of active shell capacity. Delek Logistics will also own or operate five light products terminals and any associated pipelines and storage tanks. A substantial majority of Delek Logistics' initial assets are currently integral to Delek’s refining and marketing operations.

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products;

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	diminishment of value in long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders;

•	the proposed public offering of limited partnership interests in Delek Logistics; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and in our other filings with the SEC.
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
Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products, the transportation of crude oil and refined products and convenience store retailing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates independent refineries in Tyler, Texas and El Dorado, Arkansas with a combined design crude distillation capacity of 140,000 bpd, along with product distribution terminals and associated logistics assets. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and owns and/or operates crude oil pipelines and associated tank farms and a finished product terminal in east Texas. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 374 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.
Our profitability in the refining segment is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refining margin.” The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include the cost of crude, our primary feedstock, operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while increases in the cost of crude oil are often reflected in the prices of light refined products, the value of heavier products, such as asphalt, coke, carbon black oil, and liquefied petroleum gas (“LPG”) are typically less likely to move in parallel with crude cost. This may cause additional pressure on our realized margin.
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
Recent Developments
Delek Logistics Partners, LP
On July 12, 2012, Delek Logistics filed a registration statement on Form S-1 with the SEC in connection with a proposed initial public offering of its common units representing limited partnership interests. The number of common units to be offered and the price range for the offering have not been determined. Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Headquartered in Brentwood, Tennessee, Delek Logistics' initial assets will include approximately 400 miles of crude oil transportation pipelines, 16 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 1.4 million barrels of active shell capacity. Delek Logistics will also own or operate five light products terminals and any associated pipelines and storage tanks. A substantial majority of Delek Logistics' initial assets are currently integral to Delek’s refining and marketing operations.
At the date of this report, the registration statement is not effective. The completion of the offering is subject to numerous conditions, including market conditions, and we can provide no assurance that it will be successfully completed. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted prior to the time that the registration statement becomes effective. The information contained in this Form 10-Q with respect to this offering shall not constitute an offer to sell or a solicitation of an offer to buy these securities.
Economic and Business Environment
Consolidated net income for the second quarter 2012 was $67.8 million, or $1.15 per diluted share, compared to $62.1 million, or $1.08 per diluted share, in the same period last year. The second quarter 2012 results benefited from a strong performance in all three operating segments.
Refining Segment
Refining segment contribution margin increased to $133.2 million in the second quarter 2012, versus $122.3 million in the second quarter 2011. In the second quarter 2012 and 2011, the refining segment operated at a combined average utilization rate of 84.3% and 83.8%, respectively, and produced a combined 90.9% and 86.8% light products, respectively.
The Tyler refinery produced approximately 96.7% light products in the second quarter 2012 and 95.9% in the second quarter 2011. Tyler's refining margin, excluding intercompany fees paid to the marketing segment, was $20.87 per barrel sold in the second quarter 2012, compared to $21.26 per barrel sold in the second quarter 2011.
The Tyler refinery operated at 91.3% of capacity in the second quarter 2012, versus 93.4% in the second quarter 2011. The Tyler refinery sold 58,644 bpd in the second quarter 2012, a 2.5% decrease versus the prior period. The decrease in sales volume at the refinery was due to the FCC unit, which was temporarily idled for repairs as a result of a power interruption in the second quarter of 2012. Throughout the second quarter 2012, the Tyler refinery benefited from an elevated Gulf Coast crack spread and access to cost advantaged feedstocks, including WTI crude oil, which comprised a majority of the refinery's overall crude slate.
In the second quarter 2012 and 2011, the El Dorado refinery operated at an average utilization rate of 79.0% and 76.7%, respectively. El Dorado's low utilization rate in the second quarter 2012 was due to the temporary suspension of crude oil delivered from a supplier's pipeline. In the second quarter 2011, the El Dorado refinery operated at reduced rates due to flooding along the Mississippi River, which resulted in a temporary disruption to the crude supply from the same pipeline. The El Dorado refinery produced 86.2% and 78.6% light products in the second quarters 2012 and 2011, respectively. The El Dorado refining margin was $11.21 per barrel sold during the second quarter 2012, compared to $13.71 per barrel sold during the second quarter 2011.
Retail Segment
Retail segment contribution margin increased to $18.2 million in the second quarter 2012, versus $14.6 million in the second quarter 2011. Retail fuel margin was $0.182 per gallon in the second quarter 2012, versus $0.186 in the prior-year period. Merchandise margin declined to 29.7% in the second quarter 2012, versus 30.2% in the prior-year period, due to lower margins in the cigarette category. Same-store retail fuel gallons sold increased 2.2% in the second quarter 2012. Same-store merchandise sales increased 4.3% in the second quarter 2012. At the conclusion of the second quarter 2012, the retail segment operated 374 locations, versus 390 locations in the prior-year period.
Marketing Segment
Marketing segment contribution margin was $7.5 million in the second quarter 2012, versus $5.1 million in the second quarter 2011. Total sales volumes increased 42.4% to 16,670 bpd in the second quarter 2012, versus 15,946 bpd in the prior-year period. Total sales volumes increased on a year-over-year basis for the tenth consecutive quarter during the second quarter 2012, as regional demand trends for distillate products remained strong in the period. In the fourth quarter of 2011, the marketing segment began selling biofuels, primarily to the refining and retail segments, which contributed $0.6 million in gross margin in the second quarter 2012. This activity is eliminated in consolidation.
Market Trends
Our results of operations are significantly affected by the cost of the commodities that we purchase, process, produce and sell. Sudden change in petroleum prices is our primary source of market risk. Historically, our profitability has been affected by the volatility of commodity prices, including crude oil and refined products.
We continually experience volatility in the energy markets. The price of WTI ranged from a high of $109.77 per barrel to a low of $77.69 per barrel during the first six months of 2012 and averaged $98.19 and $98.42 per barrel, respectively, in the first six months of 2012 and 2011. The Gulf Coast crack spread ranged from a high of $32.91 per barrel to a low of $15.59 per barrel during the first six months of 2012 and averaged $24.65 per barrel during the first six months of 2012 compared to an average of $20.35 in the same period of 2011.
The differential between the price of WTI crude oil and competing benchmark crudes such as Brent crude, continued to widen during the first six months of 2012, when compared to recent levels. The price of WTI held an average discount of $15.39 per barrel when compared to Brent crude during the second quarter 2012, versus a discount of $14.29 per barrel in the comparable period of 2011. Access to cost advantaged WTI or WTI-linked crude is a significant advantage for our Tyler refinery and, to a lesser extent our El Dorado refinery, given the steep discounts evident in current WTI-Brent pricing.
As part of our overall business strategy, management determines the cost to store crude, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude or other intermediate feedstocks based on various factors, including the crude pricing market in the Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude vendors, and any other factors which may impact the costs of crude. During the first six months of 2012, crude inventories decreased as compared to the end of 2011, due to the temporary suspension of crude oil deliveries to the El Dorado refinery.
Seasonality
Demand for gasoline, convenience merchandise and asphalt products is generally lower during the winter months due to seasonal decreases in motor vehicle traffic and road and home construction. As a result, our operating results are generally lower during the first and fourth quarters of the year.

Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the six months ended June 30, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
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

Summary Financial and Other Information
The following table provides summary financial data for Delek:

	Three Months Ended		Six Months Ended
Statement of Operations Data	June 30,		June 30,
	2012	2011	2012	2011
		(Revised)		(Revised)
	(In millions, except share and per share data)
Net sales:
Refining	$1,492.2	$1,166.5	$3,077.9	$1,747.0
Marketing	258.8	195.8	494.0	354.9
Retail	486.6	496.9	931.8	911.1
Other	(103.4)	(10.5)	(199.1)	(20.8)
Total	2,134.2	1,848.7	4,304.6	2,992.2
Operating costs and expenses:
Cost of goods sold	1,881.1	1,621.0	3,836.1	2,635.2
Operating expenses	90.1	83.2	174.5	143.4
General and administrative expenses	24.7	24.8	51.7	43.1
Depreciation and amortization	21.6	19.0	40.6	33.9
Loss on sale of assets	—	1.4	—	2.0
Total operating costs and expenses	2,017.5	1,749.4	4,102.9	2,857.6
Operating income	116.7	99.3	201.7	134.6
Interest expense	12.3	15.0	24.7	22.3
Gain on investment in Lion Oil	—	(9.2)	—	(9.2)
Total non-operating expenses	12.3	5.8	24.7	13.1
Income before taxes	104.4	93.5	177.0	121.5
Income tax expense	36.6	29.4	63.0	40.5
Net income	67.8	64.1	114.0	81.0
Net income attributed to non-controlling interest	—	2.0	—	2.0
Net income attributable to Delek	$67.8	$62.1	$114.0	$79.0
Basic earnings per share	$1.16	$1.09	$1.96	$1.43
Diluted earnings per share	$1.15	$1.08	$1.93	$1.42
Weighted average common shares outstanding:
Basic	58,239,476	56,788,169	58,178,743	55,364,685
Diluted	59,175,544	57,263,271	58,951,436	55,634,896

	Six Months Ended June 30,
	2012	2011
		(Revised)
Cash Flow Data:
Cash flows provided by (used in) operating activities	$190.5	$(105.0)
Cash flows used in investing activities	(77.8)	(103.7)
Cash flows (used in) provided by financing activities	(17.5)	307.8
Net increase in cash and cash equivalents	$95.2	$99.1

	Three Months Ended June 30, 2012
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,455.3	$486.6	$193.1	$(0.8)	$2,134.2
Intercompany fees and sales	36.9	—	65.7	(102.6)	—
Operating costs and expenses:
Cost of goods sold	1,299.5	436.7	249.1	(104.2)	1,881.1
Operating expenses	59.5	31.7	2.2	(3.3)	90.1
Segment contribution margin	$133.2	$18.2	$7.5	$4.1	163.0
General and administrative expenses					24.7
Depreciation and amortization					21.6
Operating income					$116.7
Total assets	$1,505.1	$416.7	$175.9	$90.3	$2,188.0
Capital spending (excluding business combinations)	$19.3	$7.6	$0.1	$2.7	$29.7

	Three Months Ended June 30, 2011
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
	(Revised)
Net sales (excluding intercompany fees and sales)	$1,161.4	$496.9	$190.4	$—	$1,848.7
Intercompany fees and sales	5.1	—	5.4	(10.5)	—
Operating costs and expenses:
Cost of goods sold	994.5	447.7	189.2	(10.4)	1,621.0
Operating expenses	49.7	34.6	1.5	(2.6)	83.2
Segment contribution margin	$122.3	$14.6	$5.1	$2.5	144.5
General and administrative expenses					24.8
Depreciation and amortization					19.0
Loss on sale of assets					1.4
Operating income					$99.3
Total assets	$1,487.2	$406.0	$88.5	$51.1	$2,032.8
Capital spending (excluding business combinations)	$5.5	$8.0	$—	$0.1	$13.6

	Six Months Ended June 30, 2012
	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$2,993.1	$931.8	$380.6	$(0.9)	$4,304.6
Intercompany fees and sales	84.8	—	113.4	(198.2)	—
Operating costs and expenses:
Cost of goods sold	2,714.5	844.2	474.5	(197.1)	3,836.1
Operating expenses	114.2	62.1	3.9	(5.7)	174.5
Segment contribution margin	$249.2	$25.5	$15.6	$3.7	294.0
General and administrative expenses					51.7
Depreciation and amortization					40.6
Operating income					$201.7
Capital spending (excluding business combinations)	$34.0	$11.2	$0.4	$4.8	$50.4

	Six Months Ended June 30, 2011
	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
	(Revised)
Net sales (excluding intercompany fees and sales)	$1,736.6	$911.1	$344.5	$—	$2,992.2
Intercompany fees and sales	10.4	—	10.4	(20.8)	—
Operating costs and expenses:
Cost of goods sold	1,491.4	823.1	339.0	(18.3)	2,635.2
Operating expenses	79.0	66.9	2.5	(5.0)	143.4
Segment contribution margin	$176.6	$21.1	$13.4	$2.5	213.6
General and administrative expenses					43.1
Depreciation and amortization					33.9
Loss on sale of assets					2.0
Operating income					$134.6
Capital spending (excluding business combinations)	$9.0	$16.2	$—	$0.4	$25.6

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2012 versus the Three Months Ended June 30, 2011
For the second quarters of 2012 and 2011, we generated net sales of $2,134.2 million and $1,848.7 million, respectively, an increase of $285.5 million, or 15.4%. The increase in net sales is primarily due to the Lion Acquisition in April 2011, which contributed an increase of $382.7 million to consolidated net sales in the second quarter 2012, compared to the same period in 2011. This increase was partially offset by the decrease in sales prices in all three of our operating segments.
Cost of goods sold was $1,881.1 million for the second quarter 2012 compared to $1,621.0 million for the second quarter 2011, an increase of $260.1 million or 16.0%. The increase in cost of goods sold primarily resulted from the Lion Acquisition in April 2011, which contributed an increase of $326.6 million in cost of goods sold during the second quarter 2012, compared to the same period in 2011. This increase was partially offset by decreases in the cost of crude oil and refined products, as well as a decrease in sales volume at the Tyler refinery during the second quarter 2012.
Operating expenses were $90.1 million for the second quarter 2012 compared to $83.2 million for the second quarter 2011,

an increase of $6.9 million, or 8.3%. The Lion Acquisition contributed an increase of $9.2 million in operating expenses during the second quarter 2012 as compared to the second quarter 2011. This was partially offset by the decrease in the number of stores operated and reductions in same store operating expenses at the retail segment during the second quarter 2012 as compared to the second quarter 2011.
General and administrative expenses were $24.7 million and $24.8 million for the second quarter 2012 and 2011, respectively. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $21.6 million for the second quarter 2012 compared to $19.0 million for the second quarter 2011, an increase of $2.6 million, or 13.7%. This increase was primarily due to the addition of depreciation associated with the Paline and Nettleton assets, acquired in the fourth quarter 2011 and first quarter 2012, respectively.
Loss on sale of assets was $1.4 million in the second quarter 2011 and related to the sale of seven company-operated retail and convenience stores by the retail segment. We did not sell any assets during the second quarter 2012.
Interest expense was $12.3 million for the second quarter 2012 compared to $15.0 million for the second quarter 2011, a decrease of $2.7 million, or 18.0%. The decrease is attributable primarily to decreases in our deferred financing charges related to our refinancing and amendment activities, as well as reductions in our unrealized mark-to-market expenses related to our interest rate swaps and interest costs on our debt related to changes in debt utilization and interest rates under our various credit facilities.
Income tax expense was $36.6 million for the second quarter 2012, compared to $29.4 million for the second quarter 2011, an increase of $7.2 million, or 24.5%. Our effective tax rate was 35.1% for the second quarter 2012, compared to 31.4% for the second quarter 2011. The increase in our effective tax rate in the second quarter 2012 is primarily due to the gain on our investment in Lion Oil in the second quarter 2011, which is not recognized for tax purposes.
Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2012 versus the Six Months Ended June 30, 2011
For the six months ended June 30, 2012 and 2011, we generated net sales of $4,304.6 million and $2,992.2 million, respectively, an increase of $1,312.4 million, or 43.9%. The increase in net sales is primarily due to the Lion Acquisition in April 2011, which contributed an increase of $1,283.5 million to consolidated net sales in the six months ended June 30, 2012 when compared to the same period in 2011. Further contributing to the increase was an increase in fuel sales prices across all of our segments. These increases were partially offset by a decrease in sales volume at the Tyler refinery.
Cost of goods sold was $3,836.1 million for the six months ended June 30, 2012, compared to $2,635.2 million for the six months ended June 30, 2011, an increase of $1,200.9 million, or 45.6%. The increase in cost of goods sold primarily resulted from the Lion Acquisition in April 2011, which contributed an increase of $1,188.3 million to cost of goods sold during the six months ended June 30, 2012 over the same period in 2011.
Operating expenses were $174.5 million for the six months ended June 30, 2012, compared to $143.4 million for the six months ended June 30, 2011, an increase of $31.1 million, or 21.7%. The increase in operating expenses primarily resulted from the operation of the El Dorado refinery for the full period in 2012, which contributed $34.8 million to the increase in operating expenses when compared to the same period in 2011. This was partially offset by the decrease in the number of stores operated and reductions in same store operating expenses at the retail segment during the six months ended June 30, 2012, as compared to the same period in 2011.
General and administrative expenses were $51.7 million for the six months ended June 30, 2012, compared to $43.1 million for the six months ended June 30, 2011, an increase of $8.6 million, or 20.0%. The increase is primarily attributable to the Lion Acquisition in April 2011. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $40.6 million for the six months ended June 30, 2012, compared to $33.9 million for the six months ended June 30, 2011, an increase of $6.7 million, or 19.8%. This increase was primarily due to the Lion Acquisition in April 2011 and depreciation associated with the Paline and Nettleton assets, acquired in the fourth quarter 2011 and first quarter 2012, respectively.
Loss on sale of assets was $2.0 million for the six months ended June 30, 2011, and related to the sale of 11 company-operated retail and convenience store by the retail segment. We did not sell any assets during the six months ended June 30, 2012.
Interest expense was $24.7 million for the six months ended June 30, 2012, compared to $22.3 million for the six months ended June 30, 2011, an increase of $2.4 million, or 10.8%. The increase is attributable primarily due to increases in our interest costs due to financings associated with the acquisition of Lion Oil and other fixed assets impacting the six months ended June 30,

2012, as compared to the same period in 2011, partially offset by decreases in our deferred financing charges related to our refinancing and amendment activities and decreases in our unrealized mark-to-market expenses related to our interest rate swaps.
Income tax expense was $63.0 million for the six months ended June 30, 2012, compared to $40.5 million for the six months ended June 30, 2011, an increase of $22.5 million, or 55.6%. Our effective tax rate was 35.6% for the six months ended June 30, 2012, compared to 33.3% for the six months ended June 30, 2011. The increase in our effective tax rate in the six months ended June 30, 2012 is primarily due to the gain on our investment in Lion Oil in the second quarter 2011, which is not recognized for tax purposes.
Operating Segments
We review operating results in three reportable segments: refining, marketing and retail.
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Tyler Refinery
Days operated in period	91	91	182	181
Total sales volume (average barrels per day)(1)	58,644	60,140	57,742	59,205
Products manufactured (average barrels per day):
Gasoline	30,043	31,957	30,574	31,830
Diesel/Jet	21,752	22,371	20,875	22,138
Petrochemicals, LPG, NGLs	2,293	2,302	2,197	2,050
Other	1,829	2,402	1,966	2,423
Total production	55,917	59,032	55,612	58,441
Throughput (average barrels per day):
Crude oil	54,758	56,015	52,797	54,822
Other feedstocks	1,971	4,019	3,330	4,430
Total throughput	56,729	60,034	56,127	59,252
Per barrel of sales(2):
Tyler refining margin(3)	$20.21	$20.75	$19.85	$18.39
Tyler refining margin excluding intercompany marketing service fees(4)	$20.87	$21.26	$20.46	$18.90
Direct operating expenses(5)	$5.88	$5.60	$5.75	$5.59

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(Revised)		(Revised)
El Dorado Refinery
Days operated in period	91	63	182	63
Total sales volume (average barrels per day)(1)	83,254	67,822	84,132	67,822
Products manufactured (average barrels per day):
Gasoline	31,938	27,832	32,524	27,832
Diesel	26,398	23,448	28,008	23,448
Petrochemicals, LPG, NGLs	1,289	1,265	1,355	1,265
Asphalt	7,900	11,753	9,986	11,753
Other	1,668	2,521	1,694	2,521
Total production	69,193	66,819	73,567	66,819
Throughput (average barrels per day):
Crude oil	63,230	61,363	67,883	61,363
Other feedstocks	7,138	6,387	6,547	6,387
Total throughput	70,368	67,750	74,430	67,750
Per barrel of sales(2):
El Dorado refining margin(3)	$11.21	13.71	$10.11	13.71
Direct operating expenses(5)	$3.72	4.46	$3.51	4.46
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$93.49	$102.54	$98.19	$98.42
Mars crude oil (per barrel)	$104.30	108.51	$109.69	108.51
US Gulf Coast 5-3-2 crack spread (per barrel)	$25.42	$23.14	$24.65	$20.35
US Gulf Coast Unleaded Gasoline (per gallon)	$2.80	$2.98	$2.87	$2.79
Ultra low sulfur diesel (per gallon)	$2.94	$3.08	$3.05	$2.96
Natural gas (per MMBTU)	$2.29	$4.36	$2.36	$4.27
_____________________________

(1)
Sales volume includes 3,184 bpd and 3,523 bpd sold to the marketing and retail segments during the three and six months ended June 30, 2012 and 902 bpd and 1,320 bpd during the three and six months ended June 30, 2011, respectively.

(2)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) divided by the total barrels sold during the period.

(3)	“Refining margin” is defined as refinery net sales less cost of goods sold.

(4)
“Refining margin excluding intercompany marketing fees” is defined as refinery net sales less cost of goods sold, adjusted to exclude the fees paid to the marketing segment of $3.6 million and $6.4 million during the three and six months ended June 30, 2012 and $2.8 million and $5.4 million during the three and six months ended June 30, 2011, respectively.

(5)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.
Comparison of the Three Months Ended June 30, 2012 versus the Three Months Ended June 30, 2011
Contribution margin for the refining segment in the second quarter 2012 was $133.2 million, or 81.7% of our consolidated contribution margin, compared to $122.3 million, or 84.6% of our consolidated segment contribution margin in the second quarter 2011.
Net sales for the refining segment were $1,492.2 million for the second quarter 2012 compared to $1,166.5 million for the second quarter 2011, an increase of $325.7 million, or 27.9%. The Lion Acquisition in April 2011 contributed $401.2 million to the increase in net sales to the refining segment, as compared to the second quarter 2011. This increase was partially offset by decreases in prices for refined products during the period and a 2.5% decrease in total sales volume at the Tyler refinery. During the second quarters 2012 and 2011, respectively, the refining segment sold $40.5 million and $7.9 million, or 3,184 and 902 bpd, of finished product to the marketing and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the second quarter 2012 was $1,299.5 million compared to $994.5 million for the comparable 2011 period, an increase of $305.0 million, or 30.7%. This increase is a result of the Lion Acquisition in April 2011, which contributed $348.4 million to the increase in cost of goods sold during the period. Partially offsetting this increase was the decrease in the cost of crude oil, as well as decreased sales volume at the Tyler refinery during the second quarter 2012. Cost of goods sold includes gains on derivative contracts of $3.4 million during the second quarter 2011. There were no gains or losses on derivative contracts during the second quarter 2012.
Our refining segment has a service agreement with our marketing segment which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the margin achieved in return for providing marketing, sales and customer services. This fee was $3.6 million and $2.8 million during the second quarters 2012 and 2011, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. We eliminate this intercompany fee in consolidation.
Operating expenses were $59.5 million for the second quarter 2012 compared to $49.7 million for the second quarter 2011, an increase of $9.8 million, or 19.7%. This increase in operating expense was primarily due to the Lion Acquisition in April 2011, which contributed $9.2 million to the increase in operating expenses during the second quarter 2012.
Comparison of the Six Months Ended June 30, 2012 versus the Six Months Ended June 30, 2011
Contribution margin for the refining segment for the six months ended June 30, 2012 was $249.2 million, or 84.8% of our consolidated contribution margin, compared to $176.6 million, or 82.7% of our consolidated segment contribution margin for the six months ended June 30, 2011.
Net sales for the refining segment were $3,077.9 million for the six months ended June 30, 2012, compared to $1,747.0 million for the six months ended June 30, 2011, an increase of $1,330.9 million, or 76.2%. The Lion Acquisition in April 2011 contributed $1,348.0 million to the increase in net sales to the refining segment. This was partially offset by a 2.5% decrease in total sales volume at the Tyler refinery. During the six months ended June 30, 2012 and 2011, respectively, the refining segment sold $91.2 million and $15.8 million, or 3,523 bpd and 1,320 bpd, of finished product to the marketing and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the six months ended June 30, 2012 was $2,714.5 million compared to $1,491.4 million for the comparable 2011 period, an increase of $1,223.1 million, or 82.0%. This increase is a result of the Lion Acquisition in April 2011, which contributed $1,223.7 million to the increase in cost of goods sold during the period. Cost of goods sold includes gains (losses) on derivative contracts of $0.7 million and $(1.2) million during the six months ended June 30, 2012 and 2011, respectively.
Our refining segment has a service agreement with our marketing segment which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the margin achieved in return for providing marketing, sales and customer services. This fee was $6.4 million and $5.4 million during the six months ended June 30, 2012 and 2011, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. We eliminate this intercompany fee in consolidation.
Operating expenses were $114.2 million for the six months ended June 30, 2012, compared to $79.0 million for the six months ended June 30, 2011, an increase of $35.2 million, or 44.6%. This increase in operating expense was primarily due to the Lion Acquisition in April 2011, which contributed $34.8 million to the increase in operating expenses during the six months ended June 30, 2012.

Marketing Segment
The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Days operated in period	91	91	182	181
Products sold (average barrels per day):
Gasoline	7,473	6,647	7,106	6,358
Diesel	9,116	9,234	8,849	8,839
Other	81	65	71	47
Total sales	16,670	15,946	16,026	15,244
Comparison of the Three Months Ended June 30, 2012 versus the Three Months Ended June 30, 2011
Contribution margin for the marketing segment in the second quarter 2012 was $7.5 million, or 4.6% of our consolidated segment contribution margin, compared to $5.1 million, or 3.5% of our consolidated segment contribution margin in the second quarter 2011.
Net sales for the marketing segment were $258.8 million in the second quarter 2012 compared to $195.8 million for the second quarter 2011, an increase of $63.0 million, or 32.2%. Total sales volume averaged 16,670 bpd in the second quarter 2012 compared to 15,946 bpd in the second quarter 2011. The average sales price per gallon of gasoline decreased $0.22 per gallon for the second quarter 2012, to $2.85 per gallon from $3.07 in the second quarter 2011. The average price of diesel also decreased to $3.09 per gallon in the second quarter 2012 compared to $3.18 per gallon in the second quarter 2011. Net sales included $3.6 million and $2.8 million of net service fees paid by our refining segment to our marketing segment during the second quarter 2012 and 2011, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment relating to the utilization of certain crude pipeline assets. These fees were $2.4 million and $2.6 million in both the second quarter 2012 and the second quarter 2011, respectively. Also, in the fourth quarter 2011, the marketing segment began selling biofuels, primarily to the refining and retail segments, which contributed $59.7 million in marketing segment sales in the second quarter 2012. These fees and sales are eliminated in consolidation.
Cost of goods sold increased $59.9 million, or 31.7%, to $249.1 million in the second quarter 2012, approximating a cost per barrel sold of $109.08. This compares to cost of goods sold of $189.2 million for the second quarter 2011, approximating a cost per barrel sold of $130.40. The increase in cost of goods sold was primarily attributable to the sale of biofuels, primarily to the refining and retail segments, which began in the fourth quarter 2011. We recognized (losses) gains associated with settlement of nomination differences under long-term purchase contracts during the second quarter 2012 and 2011 of $0.3 million and $(0.1) million, respectively.
Operating expenses in the marketing segment were approximately $2.2 million and $1.5 million for the second quarter 2012 and 2011, respectively, an increase of $0.7 million, or 46.7%. The increase in operating expenses was primarily due to the operations of the Paline Pipeline, acquired in the fourth quarter 2011. Further contributing to the increase was an increase in insurance expenses in the second quarter 2012, as compared to the same period of 2011.
Comparison of the Six Months Ended June 30, 2012 versus the Six Months Ended June 30, 2011
Contribution margin for the marketing segment in the six months ended June 30, 2012 was $15.6 million, or 5.3% of our consolidated segment contribution margin, compared to $13.4 million, or 6.3% of our consolidated segment contribution margin in the six months ended June 30, 2011.
Net sales for the marketing segment were $494.0 million in the six months ended June 30, 2012, compared to $354.9 million for the six months ended June 30, 2011, an increase of $139.1 million, or 39.2%. Total sales volume, excluding bulk biodiesel, averaged 21,150 bpd in the six months ended June 30, 2012, compared to 15,244 in the six months ended June 30, 2011. The average sales price of gasoline increased $0.03 per gallon in the six months ended June 30, 2012, to $2.92 per gallon from $2.89 in the six months ended June 30, 2011. The average price of diesel also increased to $3.16 per gallon in the six months ended June 30, 2012 compared to $3.04 per gallon in the six months ended June 30, 2011. Net sales included $6.4 million and $5.4 million of net service fees paid by our refining segment to our marketing segment during the six months ended June 30, 2012 and 2011, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment relating to the utilization of certain crude pipeline assets. These fees were $4.8 million and $5.0 million in both the six months ended June 30, 2012 and the 2011, respectively. Also, in the fourth quarter of 2011, the marketing segment began selling biofuels, primarily to the refining and retail segments, which contributed $102.2 million in marketing segment sales in the six months ended June 30, 2012. These fees and sales are eliminated in consolidation.
Cost of goods sold increased $135.5 million, or 40.0%, to $474.5 million in the six months ended June 30, 2012, approximating a cost per barrel sold of $136.70. This compares to cost of goods sold of $339.0 million for the six months ended June 30, 2011, approximating a cost per barrel sold of $122.87. The increase in cost of goods sold was primarily attributable increases in sales volume, as well as to the sale of bulk biofuels, primarily to the refining and retail segments, which began in the fourth quarter of 2011. Average gross margin was $6.14 per barrel in the six months ended June 30, 2012 compared to $5.75 per barrel in the six months ended June 30, 2011. Additionally, we recognized gains during the six months ended June 30, 2012 and 2011 of $0.2 million and $0.5 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
Operating expenses in the marketing segment were approximately $3.9 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $1.4 million or 56.0%. The increase in operating expenses was primarily due to the operations of the Paline Pipeline, acquired in the fourth quarter 2011. Further contributing to the increase was an increase in insurance expenses in the six months ended June 30, 2012, as compared to the same period of 2011.
Retail Segment
The table below sets forth certain information concerning our retail segment operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Number of stores (end of period)	374	390	374	390
Average number of stores	372	397	375	403
Retail fuel sales (thousands of gallons)	103,411	103,028	197,117	199,431
Average retail gallons per average number of stores (in thousands)	278	260	526	495
Retail fuel margin ($ per gallon)	$0.182	$0.186	$0.153	$0.157
Merchandise sales (in thousands)	$98,871	$97,307	$187,757	$183,426
Merchandise sales per average number of stores (in thousands)	$266	$245	$501	$455
Merchandise margin %	29.7%	30.2%	29.6%	30.5%
Credit expense (% of gross margin)	10.7%	11.5%	11.5%	11.7%
Operating expense/merchandise sales plus total gallons	15.1%	16.7%	15.5%	16.9%
Change in same store fuel gallons sold	2.2%	(1.3)%	1.6%	(1.8)%
Change in same store merchandise sales	4.3%	0.6%	5.9%	2.3%
Comparison of the Three Months Ended June 30, 2012 versus the Three Months Ended June 30, 2011
Contribution margin for the retail segment increased to $18.2 million, or 11.2% of our consolidated contribution margin, in the second quarter 2012, versus $14.6 million, or 10.1% of our consolidated contribution margin, in the second quarter 2011. This increase was driven by same store merchandise sales growth of 4.3%, which included same store sales growth in several categories, most notably dairy, snacks and food service, in the second quarter 2012, when compared to the second quarter 2011.
Net sales for our retail segment in the second quarter 2012 decreased 2.1% to $486.6 million from $496.9 million in the second quarter 2011. This was due to a decrease in the retail fuel price per gallon of 4.4% to an average price of $3.48 per gallon in the second quarter 2012 from an average price of $3.64 per gallon in the second quarter 2011.
Retail fuel gallons sold were 103.4 million gallons for the second quarter 2012, compared to 103.0 million gallons for the second quarter 2011. Comparable store gallons increased 2.2% between the second quarter 2012 and the second quarter 2011. This increase was partially offset by the divestiture of 19 stores between the second quarters of 2011 and 2012. Total fuel sales, including wholesale dollars, decreased 3.0% to $387.7 million in the second quarter 2012. The decrease was primarily due to the decrease in the average price per gallon sold, as noted above.

Merchandise sales increased 1.6% to $98.9 million in the second quarter 2012 compared to the second quarter 2011. The increases in both total and same store merchandise sales were primarily due increases in the dairy, snack, cigarette and food service categories during the second quarter 2012 as compared to the same period in 2011.
Cost of goods sold for our retail segment decreased 2.5% to $436.7 million in the second quarter 2012. This decrease was primarily due to the decrease in the average retail cost per gallon of 4.3%, or an average cost of $3.30 per gallon in the second quarter 2012 when compared to an average cost of $3.45 per gallon in the second quarter 2011.
Operating expenses were $31.7 million in the second quarter 2012, a decrease of $2.9 million, or 8.4%, as compared to the second quarter 2011. This decrease was primarily due to the decrease in the number of stores operated during the second quarter 2012 as compared to the second quarter 2011, and reductions in same store operating expenses including payroll expenses, advertising, and credit expenses.
Comparison of the Six Months Ended June 30, 2012 versus the Six Months Ended June 30, 2011
Contribution margin for the retail segment increased to $25.5 million, or 8.7% of our consolidated contribution margin, in the six months ended June 30, 2012, versus $21.1 million, or 9.9% of our consolidated contribution margin, in the six months ended June 30, 2011. This increase was driven by improved same store merchandise sales growth of 5.9%, which included growth in several categories, including dairy, snacks and food service, during the six months ended June 30, 2012, when compared to the same period in 2011.
Net sales for our retail segment in the six months ended June 30, 2012 increased 2.3% to $931.8 million from $911.1 million in the six months ended June 30, 2011. This increase was primarily due to an increase in the retail fuel price per gallon of 2.3% to an average price of $3.51 per gallon in the six months ended June 30, 2012 from an average price of $3.43 per gallon in the same period in 2011.
Retail fuel gallons sold were 197.1 million gallons for the six months ended June 30, 2012, compared to 199.4 million gallons for the six months ended June 30, 2011. The decrease in sales gallons resulted in an estimated $8.1 million decrease in fuel sales based on average fuel price in the six months ended June 30, 2012. This decrease was primarily due to the divestiture of 19 stores between the second half of 2011 and 2012. Comparable store gallons increased 1.6% between the six months ended June 30, 2012 and the six months ended June 30, 2011. Total fuel sales, including wholesale dollars, increased 2.2% to $744.0 million in the six months ended June 30, 2012. The increase was primarily due to the increase in the average price per gallon sold noted above, partially offset by the decrease in total gallons sold, also noted above.
Merchandise sales increased 2.4% to $187.8 million in the six months ended June 30, 2012 compared to the same period in 2011. The increases in both total and same store merchandise sales were primarily due increases in the dairy, snack and food service categories during the six months ended June 30, 2012, as compared to the same period in 2011.
Cost of goods sold for our retail segment increased 2.6% to $844.2 million in the six months ended June 30, 2012. This increase was primarily due to the increase in the average retail cost per gallon of 2.4%, or an average cost of $3.35 per gallon in the six months ended June 30, 2012 when compared to an average cost of $3.27 per gallon in the same period in 2011.
Operating expenses were $62.1 million in the six months ended June 30, 2012, a decrease of $4.8 million, or 7.2%. This decrease was primarily due to the decrease in the number of stores operated during the six months ended June 30, 2012 as compared to the same period in 2011 and reductions in same store payroll expenses.

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

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2012 and 2011 (in millions):

	Six Months Ended June 30,
	2012	2011
		(Revised)
Cash Flow Data:
Cash flows provided by (used in) operating activities	$190.5	$(105.0)
Cash flows used in investing activities	(77.8)	(103.7)
Cash flows (used in) provided by financing activities	(17.5)	307.8
Net increase in cash and cash equivalents	$95.2	$99.1
Cash Flows from Operating Activities
Net cash provided by operating activities was $190.5 million for the six months ended June 30, 2012, compared to cash used of $105.0 million for the comparable period of 2011. The increase in cash flows from operations in the first six months of 2012 from the same period in 2011 was primarily due to decreases in accounts receivable, inventory and other current assets, which were partially offset by the activity related to obligations under our Supply and Offtake Agreement. Net income for the six months ended June 30, 2012 was $114.0 million, compared to $81.0 million in the same period of 2011.
Cash Flows from Investing Activities
Net cash used in investing activities was $77.8 million for the first six months of 2012, compared to $103.7 million in the comparable period of 2011. This decrease is primarily due to the cash paid in connection with the Lion Oil acquisition in the second quarter 2011 of $80.9 million, versus cash paid of $23.3 million for the first quarter 2012 acquisitions of both the Nettleton and Big Sandy assets. This was partially offset by an increase in capital expenditures in the first six months of 2012, compared to the same period of 2011.
Cash used in investing activities includes our capital expenditures during the current period of approximately $50.4 million, of which $34.0 million was spent on projects in the refining segment, $11.2 million was spent in the retail segment, $0.4 million was spent at our marketing segment and $4.8 million was spent at the holding company level. During the six months ended June 30, 2011, we spent $25.6 million, of which $9.0 million was spent on projects at our refinery, $16.2 million was spent in our retail segment and $0.4 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash used in financing activities was $17.5 million in the six months ended June 30, 2012, compared to cash provided of $307.8 million in the comparable period of 2011. The decrease in net cash from financing activities in the first six months of 2012 was primarily due to the proceeds from new borrowings associated with the Lion Acquisition in April 2011 and the inventory financing arrangement under our Supply and Offtake agreement, both in the first six months of 2011. Further contributing to the decrease were payments made on the note payable to related party of $22.0 million in the first six months of 2012. These were partially offset by net proceeds from our revolving credit facilities of $25.6 million in the six months ended June 30, 2012, compared to net repayments of $19.7 million in the comparable period of 2011.
Cash Position and Indebtedness
As of June 30, 2012, our total cash and cash equivalents were $321.1 million and we had total indebtedness of approximately $422.8 million. Borrowing availability under our four separate revolving credit facilities was approximately $240.5 million and we had letters of credit issued of $245.4 million. We believe we were in compliance with our covenants in all debt facilities as of June 30, 2012.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the six months ended June 30, 2012 were $50.4 million, of which approximately $34.0 million was spent in our refining segment, $11.2 million in our retail segment, $0.4 million in our marketing segment and $4.8 million at the holding company level. Our capital expenditure budget is approximately $124.8 million for 2012. The following table summarizes our actual capital expenditures for the six months ended June 30, 2012 and planned capital expenditures for the full year 2012 by operating segment and major category (in millions):

	Full Year 2012 Forecast	Six Months Ended June 30, 2012
Refining:
Sustaining maintenance, including turnaround activities	$22.9	$8.5
Regulatory	10.6	1.2
Discretionary projects	56.1	24.3
Refining segment total	89.6	34.0
Marketing:
Discretionary projects	0.5	0.4
Marketing segment total	0.5	0.4
Retail:
Sustaining maintenance	7.6	2.6
Growth/profit improvements	0.8	0.4
Retrofit/rebrand/re-image	9.1	3.0
Raze and rebuild/new/land	7.5	5.2
Retail segment total	25.0	11.2
Other	9.7	4.8
Total capital spending	$124.8	$50.4
For the full year 2012, we plan to spend approximately $25.0 million in the retail segment, $9.1 million of which is expected to consist of the re-imaging of at least 20 existing stores. We spent $3.0 million on these projects in the six months ended June 30, 2012. In addition, we plan to spend $7.5 million to build approximately 8 new prototype locations at existing and new leased sites and $0.8 million on other profit and growth improvements in existing stores in 2012. We expect to spend approximately $10.6 million on regulatory projects in the refining segment in 2012. We spent $1.2 million on regulatory projects in the six months ended June 30, 2012. In addition, we plan to spend approximately $22.9 million on maintenance projects and approximately $56.1 million for other discretionary projects in 2012.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects. Additionally, the scope and cost of employee or contractor labor expense related to installation of that equipment could increase from our projections. Our capital expenditure budget may also be revised as management continues to evaluate projects for reliability or profitability.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
These disclosures should be read in conjunction with the condensed consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other information presented herein as well as in the "Quantitative and Qualitative Disclosures About Market Risk" section contained in our Annual Report on Form 10-K for the year ended December 31, 2011.
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

Item 1.    LEGAL PROCEEDINGS.
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee related matters.
Between November 2008 and May 2009, OSHA conducted an inspection at our Tyler refinery as a result of the explosion and fire that occurred there and issued citations assessing an aggregate penalty of approximately $0.2 million. We resolved these citations in May 2012.

Item 5. OTHER INFORMATION
Dividend Declaration
On August 7, 2012, our Board of Directors voted to declare a quarterly cash dividend of $0.0375 per share, payable on September 18, 2012 to shareholders of record on August 21, 2012.
Delek Logistics Partners, LP

On July 12, 2012, Delek Logistics Partners, LP (Delek Logistics), a wholly owned subsidiary of Delek, filed a registration statement on Form S-1 with the SEC in connection with a proposed initial public offering of its common units representing limited partner interests. The number of common units to be offered and the price range for the offering have not been determined. Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Headquartered in Brentwood, Tennessee, Delek Logistics' initial assets will include approximately 400 miles of crude oil transportation pipelines, 16 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 1.4 million barrels of active shell capacity. Delek Logistics will also own or operate five light products terminals and any associated pipelines. A substantial majority of Delek Logistics' initial assets are currently integral to the success of Delek’s refining and marketing operations.

Yemin Employment Agreement Amendment

The following is intended to satisfy our disclosure obligations pursuant to paragraph (e) of Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K:

On August 7, 2012, our Board of Directors (other than Ezra Uzi Yemin, our Chief Executive Officer) approved the payment of a cash bonus in the amount of $1,500,000 to Mr. Yemin, in recognition of his contribution to our strategic growth and direction, organizational development and financial performance. In addition, our Board (excluding Mr. Yemin) approved, and the Company subsequently entered into, an amendment to Mr. Yemin's employment agreement dated as of May 1, 2009 (the “Agreement”) that (a) increases his base compensation from $39,000 per month to $50,000 per month effective January 1, 2013 and (b) authorizes a potential net share settlement of the 1,850,040 outstanding stock appreciation rights (“SARs”) granted to him pursuant to the Agreement. Therefore, as a result of the amendment and the terms of his SAR agreement, upon the exercise by Mr. Yemin of any or all of his SARs, the Company is authorized, at Mr. Yemin's election, to withhold shares having a fair market value (determined as the closing price per share on the date of exercise or, if no shares are traded on that day, the closing price on the next preceding day on which shares are traded) equal to the excess, if any, of (i) the sum of the exercise price and the Company's minimum statutory tax withholding obligation attributable to such exercise over (ii) the amount, if any, of the cash paid by Mr. Yemin in respect of such exercise.

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
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

____________________________

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
Dated: August 8, 2012

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
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

 ___________________________

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