Form 10-Q
period 2012-09-30
Delek US Holdings, Inc.
filed 2012-11-08
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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
At November 2, 2012, there were 59,498,411 shares of common stock, $0.01 par value, outstanding.

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$317.8	$225.9
Accounts receivable	284.9	277.1
Inventory	423.7	508.0
Other current assets	35.3	39.6
Total current assets	1,061.7	1,050.6
Property, plant and equipment:
Property, plant and equipment	1,415.6	1,317.3
Less: accumulated depreciation	(316.5)	(263.5)
Property, plant and equipment, net	1,099.1	1,053.8
Goodwill	69.7	69.7
Other intangibles, net	14.3	17.5
Other non-current assets	34.7	39.0
Total assets	$2,279.5	$2,230.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$525.2	$521.1
Current portion of long-term debt and capital lease obligations	52.6	68.2
Current portion of notes payable to related party	—	6.0
Obligation under Supply and Offtake Agreement	183.6	298.6
Accrued expenses and other current liabilities	107.7	100.8
Total current liabilities	869.1	994.7
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	320.0	297.9
Notes payable to related party	—	60.5
Environmental liabilities, net of current portion	10.1	9.7
Asset retirement obligations	8.2	7.9
Deferred tax liabilities	188.4	168.1
Other non-current liabilities	31.3	38.2
Total non-current liabilities	558.0	582.3
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 59,491,002 shares and 58,036,427 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	0.6	0.6
Additional paid-in capital	364.0	356.9
Accumulated other comprehensive income	(2.9)	1.8
Retained earnings	490.7	294.1
Non-controlling interest in subsidiaries	—	0.2
Total shareholders’ equity	852.4	653.6
Total liabilities and shareholders’ equity	$2,279.5	$2,230.6
See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(Revised)		(Revised)
	(In millions, except share and per share data)
Net sales	$2,237.6	$2,205.0	$6,542.2	$5,197.2
Operating costs and expenses:
Cost of goods sold	1,935.8	1,923.3	5,771.9	4,558.5
Operating expenses	92.8	94.8	267.3	238.2
General and administrative expenses	23.0	18.8	74.7	61.9
Depreciation and amortization	20.6	19.4	61.2	53.3
(Gain) loss on sale of assets	(0.1)	0.6	(0.1)	2.6
Total operating costs and expenses	2,072.1	2,056.9	6,175.0	4,914.5
Operating income	165.5	148.1	367.2	282.7
Interest expense	11.2	16.4	35.9	38.7
Interest income	(0.1)	—	(0.1)	—
Gain on investment in Lion Oil	—	(3.7)	—	(12.9)
Total non-operating expenses	11.1	12.7	35.8	25.8
Income before income taxes	154.4	135.4	331.4	256.9
Income tax expense	54.1	47.0	117.1	87.5
Net income	100.3	88.4	214.3	169.4
Net income attributed to non-controlling interest	—	3.1	—	5.1
Net income attributable to Delek	$100.3	$85.3	$214.3	$164.3
Basic earnings per share	$1.70	$1.47	$3.67	$2.93
Diluted earnings per share	$1.67	$1.46	$3.62	$2.91
Weighted average common shares outstanding:
Basic	58,979,301	57,973,790	58,448,063	56,122,544
Diluted	60,146,933	58,579,804	59,275,861	56,474,636
Dividends declared per common share outstanding	$0.1375	$0.0375	$0.4025	$0.1125
See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Revised)		(Revised)
Net income attributable to Delek	$100.3	$85.3	$214.3	$164.3
Other comprehensive income:
Net unrealized (loss) gain on derivative instruments, net of tax (benefit) expense of $(1.6) and $(2.5) million for the three and nine months ended September 30, 2012, respectively, and $1.2 and $0.1 million for the three and nine months ended September 30, 2011, respectively, and net of ineffectiveness of $0.7 million and $0.9 million for the three and nine months ended September 30, 2012, respectively. There was no ineffectiveness during the three or nine months ended September 30, 2011.	(2.9)	2.1	(4.7)	0.1
Comprehensive income attributable to Delek	$97.4	$87.4	$209.6	$164.4

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:	(In millions, except per share data)
Net income	$214.3	$169.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.2	53.3
Amortization of deferred financing costs	3.3	4.4
Accretion of asset retirement obligations	0.6	0.4
Deferred income taxes	16.1	42.9
Gain on investment in Lion Oil	—	(12.9)
Loss on sale of assets	(0.1)	2.6
Stock-based compensation expense	4.2	1.7
Income tax benefit of stock-based compensation	(8.3)	(2.4)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(7.8)	(180.7)
Inventories and other current assets	101.1	(30.8)
Accounts payable and other current liabilities	11.0	(30.3)
Obligation under Supply and Offtake Agreement, net	(115.0)	(11.3)
Non-current assets and liabilities, net	(9.7)	18.2
Net cash provided by operating activities	270.9	24.5
Cash flows from investing activities:
Business combinations	(23.3)	(80.2)
Purchase of non-controlling interest in subsidiaries	(4.1)	—
Purchases of property, plant and equipment	(80.2)	(50.1)
Proceeds from sales of convenience store assets	—	3.4
Net cash used in investing activities	(107.6)	(126.9)
Cash flows from financing activities:
Proceeds from long-term revolvers	510.5	477.8
Payments on long-term revolvers	(482.6)	(527.1)
Proceeds from term debt	5.1	140.7
Payments on term debt and capital lease obligations	(26.5)	(13.1)
Payments on notes payable to related party	(66.5)	—
Proceeds from inventory financing agreement	—	201.7
Proceeds from exercise of stock options	6.2	2.6
Taxes paid in connection with settlement of stock based compensation	(7.7)	—
Income tax benefit of stock-based compensation	8.3	2.4
Dividends paid	(17.7)	(6.5)
Deferred financing costs paid	(0.5)	(6.5)
Net cash (used in) provided by financing activities	(71.4)	272.0
Net increase in cash and cash equivalents	91.9	169.6
Cash and cash equivalents at the beginning of the period	225.9	49.1
Cash and cash equivalents at the end of the period	$317.8	$218.7
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.3 million and a nominal amount in the 2012 and 2011 periods, respectively	$32.3	$31.2
Income taxes	$61.2	$38.7
See accompanying notes to the condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. (“Delek”) is the sole shareholder or owner of membership or partnership interests of MAPCO Express, Inc. (“Express”), MAPCO Fleet, Inc. (“Fleet”), Delek Refining, Inc. (“Refining”), Delek Finance, Inc. (“Finance”), Delek Marketing & Supply, Inc. (“Marketing”), Lion Oil Company (“Lion Oil”), NTI Investments, LLC ("NTI"), Paline Pipeline Company, LLC ("Paline"), Delek Renewables, LLC, Delek Rail Logistics, LLC, Delek Logistics Partners, LP, Delek Logistics GP, LLC and Delek Logistics Services Company (collectively “we”, “our” or “us”).
Delek is listed on the New York Stock Exchange under the symbol DK. As of September 30, 2012, approximately 57.0% of our outstanding shares were beneficially owned by Delek Group Ltd. (“Delek Group”) located in Natanya, Israel.
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
At the time of acquisition, Lion Oil owned the following assets: an 80,000 barrels per day ("bpd") refinery located in El Dorado, Arkansas; the 80-mile Magnolia crude oil transportation system that runs between Shreveport, Louisiana and our Magnolia crude terminal; the 28-mile El Dorado crude oil transportation system that runs from our Magnolia terminal to the El Dorado refinery, as well as two associated product pipelines; a crude oil gathering system with approximately 600 miles of operating pipeline; and light product distribution terminals located in Memphis and Nashville, Tennessee. The distribution terminals located in Tennessee supply products to some of Delek’s convenience stores in the Memphis and Nashville markets.
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
		$215.7
The allocation of the purchase price was based upon a preliminary valuation. During 2011, we adjusted certain of the acquisition-date fair values previously disclosed, based primarily on additional information regarding contingent consideration and the finalization of working capital amounts, which were obtained subsequent to the acquisition. The fair value of the contingent consideration is based on certain payments due to Ergon related to services associated with future retail sales of asphalt. The liability for these payments is recorded in accrued expenses and other current liabilities and other non-current liabilities in the condensed consolidated balance sheets.
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
Delek began consolidating Lion Oil’s results of operations on April 29, 2011. Lion Oil contributed $916.9 million and $2,767.3 million to net sales for the three and nine months ended September 30, 2012, respectively. Lion Oil contributed net income of $45.9 million and $84.2 million for the three and nine months ended September 30, 2012, respectively. Below are the unaudited pro forma consolidated results of operations of Delek for the three and nine months ended September 30, 2011, as if the Lion Acquisition had occurred on January 1, 2010 (amounts in millions, except per share information):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
Net sales	$2,205.0	$6,278.7
Net income	88.4	184.1
Net income attributed to non-controlling interest	3.1	6.9
Net income attributable to Delek	$85.3	$177.2
Basic earnings per share	$1.47	$3.16
Diluted earnings per share	$1.46	$3.14
Product purchased from Lion Oil by the retail segment prior to the Lion Acquisition totaled $4.3 million during the nine months ended September 30, 2011. Also prior to the Lion Acquisition, the refining segment sold $3.6 million of intermediate products to the El Dorado refinery during the nine months ended September 30, 2011. These product purchases and sales were made at market values. All product purchases and sales subsequent to the Lion Acquisition have been eliminated in consolidation.
Paline Acquisition
On December 19, 2011, Delek acquired all of the membership interests of Paline from Ergon Terminaling, Inc ("Ergon Terminaling"). Paline owns and operates a 10-inch, 185-mile pipeline system (the "Paline Pipeline System"). The Paline Pipeline System is a crude line that runs between Nederland, Texas and Longview, Texas. Under the prior owner, Paline had been used to transport Gulf Coast and offshore crudes north into Longview; however, we have substantially completed a project that reversed the flow of crude on Paline. In conjunction with the completion of the reversal of the pipeline, we have contracted with a third-party for the use of substantially all of the pipeline capacity through the end of 2014. Delek acquired Paline and all related assets for a purchase price of $50.0 million, consisting of $25.0 million cash and a 3-year, $25.0 million note initially payable to Ergon Terminaling and subsequently assigned to Ergon.
The allocation of the aggregate purchase price of Paline as of September 30, 2012 is summarized as follows (in millions):

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
Carrying value of inventories consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Refinery raw materials and supplies	$106.3	$177.9
Refinery work in process	67.3	63.4
Refinery finished goods	173.8	202.8
Retail fuel	19.6	18.8
Retail merchandise	24.4	26.2
Marketing refined products	32.3	18.9
Total inventories	$423.7	$508.0
At September 30, 2012 and December 31, 2011, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $50.6 million and $45.2 million, respectively.
Permanent Liquidations
During the three and nine months ended September 30, 2012, we incurred a permanent reduction in a LIFO layer resulting in a liquidation loss in our refinery inventory in the amount of $4.9 million and $0.9 million, respectively. These liquidations were recognized as a component of cost of goods sold in the three and nine months ended September 30, 2012.
During the three and nine months ended September 30, 2011, we incurred a permanent reduction in a LIFO layer resulting in a liquidation (loss) gain in our refinery finished goods inventory in the amount of $(1.5) million and $0.2 million, respectively. These liquidations were recognized as a component of cost of goods sold in the three and nine months ended September 30, 2011.
4. Crude Oil Supply and Inventory Purchase Agreement
Delek entered into a Master Supply and Offtake Agreement (the “Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”) at the closing of the Lion Acquisition in April 2011. Pursuant to the Supply and Offtake Agreement, J. Aron purchased a majority of the crude oil and refined products in Lion Oil’s inventory at market prices. Throughout the term of the Supply and Offtake Agreement, which expires on April 29, 2014, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 bpd of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined product from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable of $16.5 million as of September 30, 2012 related to this settlement. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third-parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. While title of the inventories will reside with J. Aron, this arrangement will be accounted for as a financing. Delek incurred fees of $2.1 million and $6.3 million during the three and nine months ended September 30, 2012, respectively, and $2.1 million and $3.5 million during the three and nine months ended September 30, 2011, which are included as a component of interest expense in the statement of operations.
Upon the expiration of the Supply and Offtake Agreement on April 29, 2014 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then market prices. At September 30, 2012, Delek had 1.9 million barrels of inventory consigned for J. Aron and we have recorded a liability associated with this consigned inventory of $174.2 million.

Each month, J. Aron sets target inventory levels for each product subject to pre-agreed minimum and maximum inventory levels for each product group. At September 30, 2012, we recorded a current payable of $9.4 million for forward commitments related to the month end actual consignment inventory levels differing from the month end consignment inventory target levels and the associated pricing with these inventory level differences.
5. Long-Term Obligations and Short-Term Note Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	September 30, 2012	December 31, 2011
MAPCO Revolver	$79.5	$77.5
Wells ABL	—	—
Fifth Third Revolver	53.2	30.3
Reliant Bank Revolver	3.0	—
Promissory notes	150.3	228.6
Term loan facility	86.0	95.5
Capital lease obligations	0.6	0.7
	372.6	432.6
Less: Current portion of long-term debt, notes payable and capital lease obligations	52.6	74.2
	$320.0	$358.4
MAPCO Revolver
On December 23, 2010, we executed a $200.0 million revolving credit facility (“MAPCO Revolver”) that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO, Fifth Third Bank as Administrative Agent and the lenders party thereto, as amended (“Senior Secured Credit Facility”). As of September 30, 2012, we had $79.5 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $8.5 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At September 30, 2012, the weighted average borrowing rate was approximately 4.0%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2012, this fee was 0.50% per year. Amounts available under the MAPCO Revolver as of September 30, 2012 were approximately $112.0 million.
Wells ABL
We have an asset-based loan (“ABL”) revolving credit facility (“Wells ABL”) that includes an accordion feature which permits an increase in facility size of up to $600.0 million subject to additional lender commitments. In connection with the closing of the Lion Acquisition, Delek executed an amendment to the Wells ABL (the “Wells ABL Amendment”) on April 29, 2011. Under the terms of the Wells ABL Amendment, among other things, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million, (ii) the swing line loan sub-limit was increased from $30.0 million to $40.0 million, (iii) the letter of credit sub-limit was increased from $300.0 million to $375.0 million, (iv) the maturity date of the facility was extended from February 23, 2014 to April 29, 2015, and (v) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Refining and Lion Oil. As of September 30, 2012, we had letters of credit issued under the facility totaling approximately $226.3 million and a nominal amount in outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At September 30, 2012, the weighted average borrowing rate was approximately 4.8%. Additionally, the Wells ABL requires us to pay a credit utilization dependent quarterly fee on the average unused revolving commitment. As of September 30, 2012, this fee was 0.75% per year.

Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $20.0 million availability reserve requirement, as of September 30, 2012 was $173.7 million.
Fifth Third Revolver
We have a revolving credit facility with Fifth Third Bank (“Fifth Third Revolver”) that carries a credit limit of $75.0 million, including a $35.0 million sub-limit for letters of credit. As of September 30, 2012, we had $53.2 million outstanding borrowings under the facility, as well as letters of credit issued of $11.5 million. Borrowings under the Fifth Third Revolver are secured by substantially all of the assets of Marketing. We amended the Fifth Third Revolver on August 23, 2012 to extend the maturity date by one year to December 19, 2013. The Fifth Third Revolver bears interest based on predetermined pricing grids that allow us to choose between Base Rate Loans or LIBOR Rate Loans. At September 30, 2012, the weighted average borrowing rate was approximately 4.2%. Additionally, the Fifth Third Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. Amounts available under the Fifth Third Revolver as of September 30, 2012 were approximately $10.3 million. The Fifth Third Revolver was repaid in conjunction with the initial public offering of Delek Logistics Partners, LP ("Delek Logsitics") and replaced with the Delek Logistics Revolving Credit Facility. See Note 15 for further information.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank (“Reliant Bank Revolver”) that provides for unsecured loans of up to $7.5 million. As of September 30, 2012, we had $3.0 million outstanding under this facility. The Reliant Bank Revolver was amended on June 28, 2012 to (i) extend the maturity date by two years, to June 28, 2014, and (ii) decrease the interest rate for borrowings under the facility to a fixed rate of 5.25%. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of September 30, 2012, the weighted average borrowing rate was approximately 5.25%. As of September 30, 2012, we had $4.5 million available under the Reliant Bank Revolver.
Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million with Bank Leumi USA (“Leumi Note”). In connection with the closing of the Lion Acquisition, the Leumi Note was amended on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the Leumi Note. As of September 30, 2012, we had $36.0 million in outstanding borrowings under the Leumi Note. The Leumi Note replaced and terminated promissory notes with Bank Leumi USA in the original principal amounts of $30.0 million and $20.0 million and is secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, and (iii) a second lien on all assets of Lion Oil that secure the Term Loan Facility discussed below. The Leumi Note requires quarterly amortization payments of $2.0 million that commenced on April 1, 2011 and matures on October 1, 2013. The Leumi Note bears interest at the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.0%. As of September 30, 2012, the weighted average borrowing rate was 5.0%.
On October 5, 2010, Delek entered into two promissory notes with Israel Discount Bank of New York (“IDB”) in the principal amounts of $30.0 million and $20.0 million (collectively, the “IDB Notes”). In connection with the closing of the Lion Acquisition, the IDB Notes were amended and restated on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the notes. As of September 30, 2012, we had $36.0 million in total outstanding borrowings under the IDB Notes. The IDB Notes replaced and terminated promissory notes with IDB in the original principal amounts of $30.0 million and $15.0 million and are secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, and (iii) a second lien on all assets of Lion Oil that secure the Term Loan Facility discussed below. The IDB Notes require quarterly amortization payments totaling $2.0 million, beginning at the end of the first quarter of 2011. The maturity date of both IDB Notes is December 31, 2013. Both IDB Notes bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.0%. As of September 30, 2012, the weighted average borrowing rate was 5.0% under both IDB Notes.
On September 28, 2010, Delek executed an amended and restated note (“Petroleum Note”) in favor of Delek Petroleum Ltd, an Israeli corporation and an affiliate of the company ("Delek Petroleum") in the principal amount of $44.0 million, replacing a note with Delek Petroleum in the original principal amount of $65.0 million. The Petroleum Note was amended on April 28, 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. The Petroleum Note bears interest, payable on a quarterly basis, at 8.3% (excluding any applicable withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments. On September 25, 2012, the remaining principal outstanding under the Petroleum Note was paid in full. As of September 30, 2012, no obligations remain outstanding under the Petroleum Note.
In 2011, Delek began construction on new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate Notes for each BTS project with Standard Insurance Company (collectively, the “Notes”) varying in size from $1.0 million to $2.0 million. The Notes bear interest at a fixed rates, ranging from 5.0% to 6.4%. Each of the Notes is secured by the land, building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, we shall make payments of principal on each respective Note over a ten year term calculated using a 25 year amortization schedule. If any Note is not paid in full after the initial ten year period, we may continue to make monthly payments under the Note, however the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first twenty year period. The final maturity dates of the Notes range from June 1, 2036 to July 1, 2038. As of September 30, 2012, we have entered into nine Notes related to these BTS projects and we have drawn approximately $7.5 million in total under the Notes.
On April 28, 2011, Delek executed a Subordinated Note with Delek Petroleum in the principal amount of $40.0 million (“Subordinated Note”). The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility discussed below. Interest on the unpaid balance of the Subordinated Note will be computed at a rate per annum equal to 7.3% (net of withholding taxes) and Delek is responsible for the payment of any withholding taxes due on interest payments. On September 25, 2012, the remaining principal outstanding under the Subordinated Note was prepaid in full. As of September 30, 2012, no obligations remain outstanding under the Subordinated Note.
On April 29, 2011, Delek entered into a $50.0 million promissory note with Ergon (“Ergon Note”) in connection with the closing of the Lion Acquisition. As of September 30, 2012, $50.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note with Ergon Terminaling (“Ergon Paline Note”) in connection with the closing of the acquisition of all of the membership interests of Paline from Ergon Terminaling. The Ergon Paline Note was subsequently assigned by Ergon Terminaling to Ergon. As of September 30, 2012, $20.8 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately $2.1 million each commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at fixed rate equal to 6.0% per annum.
Term Loan Facility
On April 29, 2011, Delek entered into a $100.0 million term loan credit facility (“Term Loan Facility”) with Israeli Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. As of September 30, 2012, $86.0 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Delek to make four quarterly amortization payments of $1.5 million each commencing June 30, 2011, followed by sixteen quarterly principal amortization payments of $4.0 million each. The Term Loan Facility matures on April 29, 2016, and is secured by all assets of Lion Oil (excluding inventory and accounts receivable) as well as all of our shares in Lion Oil. Interest on the unpaid balance of the Term Loan Facility will be computed at a rate per annum equal to the LIBOR Rate or the Reference Rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of September 30, 2012, the weighted average borrowing rate was approximately 5.8%.
Interest-Rate Derivative Instruments
In 2011, Delek entered into interest rate swap agreements for a total notional amount of $160.0 million. These agreements are intended to economically hedge floating rate debt related to our current borrowings. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging (ASC 815), the fair value of the derivatives is recorded in other non-current liabilities in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in 2015. The estimated mark-to-market liability associated with our interest rate derivatives as of September 30, 2012 was $5.2 million.
In accordance with ASC 815, we recorded non-cash expense representing the change in estimated fair value of the interest rate swap agreements of $0.2 million and $1.0 million for the three and nine months ended September 30, 2012, respectively. There were non-cash expenses related to interest rate swap agreements of $3.0 million and $4.2 million for the three and nine months ended September 30, 2011, respectively.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in future transactions.
6. Income Taxes
At September 30, 2012, Delek had unrecognized tax benefits of $0.7 million which, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount was recognized related to unrecognized tax benefits during both the three and nine months ended September 30, 2012 and 2011.
7. Shareholders' Equity

During the nine months ended September 30, 2012, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Shareholders of Record Date	Date Paid
February 2, 2012	$0.0375	February 28, 2012	March 20, 2012
March 26, 2012	$0.0900	April 5, 2012	April 19, 2012
May 1, 2012	$0.0375	May 22, 2012	June 19, 2012
June 26, 2012	$0.1000	July 17, 2012	July 31, 2012
August 7, 2012	$0.0375	August 21, 2012	September 18, 2012
September 27, 2012	$0.1000	October 16, 2012	October 30, 2012

8. Stock Based Compensation
Compensation expense for the equity-based awards amounted to $1.5 million ($0.9 million, net of taxes) and $4.2 million ($2.7 million, net of taxes) for the three and nine months ended September 30, 2012, respectively, and $0.7 million ($0.5 million, net of taxes) and $1.7 million ($1.1 million, net of taxes) for the three and nine months ended September 30, 2011, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of September 30, 2012, there was $15.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.5 years.
We issued 1,109,878 and 1,454,575 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three and nine months ended September 30, 2012, respectively, and 141,107 and 315,908 during the three and nine months ended September 30, 2011, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. These withheld shares totaled 1,199,935 and 1,216,891 shares, respectively during the three and nine months ended September 30, 2012 and 5,347 and 11,024, respectively, during the three and nine months ended September 30, 2011.
9. Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding	58,979,301	57,973,790	58,448,063	56,122,544
Dilutive effect of equity instruments	1,167,632	606,014	827,798	352,092
Weighted average common shares outstanding, assuming dilution	60,146,933	58,579,804	59,275,861	56,474,636
Outstanding common share equivalents totaling 428,962 and 1,304,637 were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2012, respectively, and 1,448,873 and 2,615,535 for the three and nine months ended September 30, 2011, respectively. These common share equivalents did not have a dilutive effect under the treasury stock method.

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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of September 30, 2012, we had 372 stores in total, consisting of 201 located in Tennessee, 86 in Alabama, 59 in Georgia, 12 in Arkansas and 8 in Virginia. The remaining 6 stores are located in Kentucky and Mississippi. The retail fuel and convenience stores operate under Delek’s MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 68 dealer locations as of September 30, 2012. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our marketing segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $2.8 million and $9.2 million during the three and nine months ended September 30, 2012, respectively, and $3.7 million and $9.1 million during the three and nine months ended September 30, 2011, respectively. Additionally, the refining segment pays crude transportation and storage fees to the marketing segment for the utilization of certain crude pipeline assets. These fees were $3.7 million and $8.5 million during the three and nine months ended September 30, 2012, respectively, and $2.6 million and $7.6 million during the three and nine months ended September 30, 2011, respectively. The refining segment sold finished product to the retail and marketing segments in the amount of $34.8 million and $126.0 million, respectively, during the three and nine months ended September 30, 2012 and $21.7 million and $37.5 million, respectively, during the three and nine months ended September 30, 2011. During the first quarter 2012, the marketing segment also began selling renewable fuels to the refining and retail segments, which totaled $59.4 million and $161.6 million for the three and nine months ended September 30, 2012, respectively. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended September 30, 2012
	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,540.8	$495.5	$201.2	$0.1	$2,237.6
Intercompany fees and sales	32.0	—	65.9	(97.9)	—
Operating costs and expenses:
Cost of goods sold	1,322.4	450.6	255.3	(92.5)	1,935.8
Operating expenses	61.0	33.9	2.1	(4.2)	92.8
Segment contribution margin	$189.4	$11.0	$9.7	$(1.1)	209.0
General and administrative expenses					23.0
Depreciation and amortization					20.6
Gain on sale of assets					(0.1)
Operating income					$165.5
Total assets	$1,602.5	$420.8	$188.4	$67.8	$2,279.5
Capital spending (excluding business combinations)	$15.7	$6.4	$0.2	$7.5	$29.8

	Three Months Ended September 30, 2011
	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
	(Revised)
Net sales (excluding intercompany fees and sales)	$1,516.4	$499.4	$188.7	$0.5	$2,205.0
Intercompany fees and sales	18.0	—	6.3	(24.3)	—
Operating costs and expenses:
Cost of goods sold	1,308.4	449.2	187.2	(21.5)	1,923.3
Operating expenses	61.7	34.6	1.0	(2.5)	94.8
Segment contribution margin	$164.3	$15.6	$6.8	$0.2	186.9
General and administrative expenses					18.8
Depreciation and amortization					19.4
Loss on sale of assets					0.6
Operating income					$148.1
Total assets	$1,476.7	$405.1	$72.9	$59.5	$2,014.2
Capital spending (excluding business combinations)	$12.1	$10.1	$0.1	$2.2	$24.5

	Nine Months Ended September 30, 2012
	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,533.9	$1,427.3	$581.8	$(0.8)	$6,542.2
Intercompany fees and sales	116.8	—	179.3	(296.1)	—
Operating costs and expenses:
Cost of goods sold	4,036.9	1,294.8	729.8	(289.6)	5,771.9
Operating expenses	175.2	96.0	6.0	(9.9)	267.3
Segment contribution margin	$438.6	$36.5	$25.3	$2.6	503.0
General and administrative expenses					74.7
Depreciation and amortization					61.2
Gain on sale of assets					(0.1)
Operating income					$367.2
Capital spending (excluding business combinations)	$49.7	$17.6	$0.6	$12.3	$80.2

	Nine Months Ended September 30, 2011
	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
	(Revised)
Net sales (excluding intercompany fees and sales)	$3,253.0	$1,410.5	$533.2	$0.5	$5,197.2
Intercompany fees and sales	28.4	—	16.7	(45.1)	—
Operating costs and expenses:
Cost of goods sold	2,799.8	1,272.3	526.2	(39.8)	4,558.5
Operating expenses	140.7	101.5	3.5	(7.5)	238.2
Segment contribution margin	$340.9	$36.7	$20.2	$2.7	400.5
General and administrative expenses					61.9
Depreciation and amortization					53.3
Loss on sale of assets					2.6
Operating income					$282.7
Capital spending (excluding business combinations)	$21.1	$26.3	$0.1	$2.6	$50.1
Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three and nine months ended September 30, 2012 are as follows (in millions):

	Refining	Marketing	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$862.7	$115.5	$417.2	$20.2	$1,415.6
Less: Accumulated depreciation	(151.1)	(13.0)	(151.2)	(1.2)	(316.5)
Property, plant and equipment, net	$711.6	$102.5	$266.0	$19.0	$1,099.1
Depreciation expense for the three months ended September 30, 2012	$12.4	$1.2	$5.7	$0.2	$19.5
Depreciation expense for the nine months ended September 30, 2012	$35.9	$3.7	$17.7	$0.7	$58.0
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
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2012 and December 31, 2011, was as follows (in millions):

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$4.8	$—	$4.8
Liabilities
Interest rate derivatives	—	(5.2)	—	(5.2)
Commodity derivatives	—	(7.5)	—	(7.5)
Total liabilities	—	(12.7)	—	(12.7)
Net liabilities	$—	$(7.9)	$—	$(7.9)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$3.6	$—	$3.6
Liabilities
Interest rate derivatives	—	(4.2)	—	(4.2)
Commodity derivatives	—	(1.4)	—	(1.4)
Total liabilities	—	(5.6)	—	(5.6)
Net liabilities	$—	$(2.0)	$—	$(2.0)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of September 30, 2012 and December 31, 2011, $4.0 million and $1.4 million, respectively, of net derivative positions are included in other current liabilities on the accompanying consolidated balance sheets. As of September 30, 2012 and December 31, 2011,

$3.9 million and 3.4 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the derivative positions with each counterparty.
12. Derivative Instruments
From time to time, Delek enters into swaps, forwards, futures and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of crude oil and finished products in the normal course of business; and

•	To limit the exposure to floating-rate fluctuations on our borrowings.
We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the three and nine months ended September 30, 2012 and 2011.
Swaps
In August 2011, we entered into a series of OTC swaps based on the future price of unleaded gasoline as quoted on the Gulf Coast PLATTS, which fixed the sales price of unleaded gasoline for a predetermined number of gallons at future dates from January 2012 through February 2012. We also entered into a series of OTC swaps based on the future price of West Texas Intermediate ("WTI") crude oil as quoted on the NYMEX, which fixed the purchase price of WTI for a predetermined number of barrels at future dates from January 2012 through February 2012. Also, in August 2012, we entered into similar OTC swaps for both unleaded gasoline and WTI crude oil for predetermined volumes at future dates from November 2012 through February 2013.
In accordance with ASC 815, the swaps have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. The fair value of these contracts is recognized in income at the time the positions are closed and the hedged transactions are recognized in income. For the nine months ended September 30, 2012, we recognized gains of $2.9 million related to positions closed during the period. We also recognized losses of $0.7 million and $0.9 million during the three and nine months ended September 30, 2012, respectively, related to the ineffective portion of the swaps. There were unrealized losses of $5.2 million ($3.6 million, net of deferred taxes) recognized as a component of other comprehensive income during both the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2011, we recorded unrealized losses as a component of other comprehensive income of $3.3 million ($2.1 million, net of deferred taxes) and $0.2 million ($0.1 million, net of deferred taxes), respectively, related to the change in the fair value of these swaps. As of September 30, 2012, we had total unrealized losses, net of deferred income taxes and ineffectiveness, in accumulated other comprehensive income of $2.9 million associated with our cash flow hedges.
Also, from time to time, we enter into OTC swaps based on the future price of crude oil, feedstocks or finished grade fuels which fixed the purchase price for a predetermined number of barrels and have fulfillment terms of 30 to 360 days. We recognized (losses) gains of $(1.6) million and $0.4 million on these swaps during the three and nine months ended September 30, 2012, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. We recognized gains of $0.1 million and $2.3 million related to these swap contracts during the three and nine months ended September 30, 2011, respectively. There were unrealized gains (losses) of $2.7 million and $(0.3) million, respectively, related to swap contracts held on the condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011.
Forward Fuel Contracts
From time to time, Delek enters into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. Delek recognized gains (losses) of a nominal amount and $0.2 million on forward fuel contracts during the three and nine months ended September 30, 2012, respectively, and $(0.1) million and $0.4 million during the three and nine months ended September 30, 2011, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were no unrealized gains or losses related to these forward fuel contracts held on the condensed consolidated balance sheet as of September 30, 2012. There were nominal unrealized gains held on the condensed consolidated balance sheet as of December 31, 2011.

Futures Contracts
From time to time, Delek enters into futures contracts with major financial institutions that fix the purchase price of crude oil and the sales price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 180 days. Delek recognized losses of $0.5 million and $2.5 million on futures contracts during the three and nine months ended September 30, 2012 and $1.0 million and $5.3 million, respectively, during the three and nine months ended September 30, 2011, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of operations. There were unrealized losses of $0.2 million related to futures contracts held on the condensed consolidated balance sheet as of September 30, 2012. There were unrealized losses of $0.4 million held on the condensed consolidated balance sheet as of December 31, 2011.
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
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines may be subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (“ICA”) or by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. We have evaluated and are continuing to evaluate the extent to which our pipelines are subject to such regulation. To the extent we determine that the rates and terms and conditions of service of our pipelines are subject to regulation, we have filed or intend to file tariffs with FERC or the appropriate state regulatory commissions, or, in certain cases, to seek waiver of the requirement to file tariffs, and to comply with all regulatory requirements imposed by those agencies.
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
We carried a liability of approximately $12.7 million as of September 30, 2012 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for on-going investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the purchase. We expect approximately $1.0 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.2 million in other current assets and $0.8 million in other non-current assets in our condensed consolidated balance sheet as of September 30, 2012. Approximately $2.6 million of the liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
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
In 2008, the El Dorado refinery signed a Consent Administrative Order (“CAO”) that was in effect through 2009 with the State of Arkansas with regard to wastewater discharges. In conjunction with three other area dischargers, including the city of El Dorado Water Utilities, the El Dorado refinery applied for and was granted a National Pollutant Discharge Elimination System ("NPDES") permit for a combined discharge to the Ouachita River. The permit was contested by several environmental groups and other parties but ultimately upheld by the State of Arkansas Supreme Court in 2010. The El Dorado refinery is party to an agreement with the other three dischargers to design, construct and jointly operate a 23 mile wastewater pipeline to convey the treated, commingled waste water to the Ouachita River. Construction of the pipeline is underway and it is expected to be completed by the third quarter of 2013. The EPA was not a party to the Arkansas CAO and in late 2011 referred an enforcement action to the DOJ with regard to historical and on-going waste water discharges. We are in discussions with the EPA and the DOJ regarding penalties and interim actions and have accrued an amount expected to cover the penalty. We anticipate reaching a settlement with the DOJ by the end of 2012 and do not believe the settlement will have a material adverse effect upon our business, financial condition or operations.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter 2010 to partially reduce gasoline benzene levels. However, it will be necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits were acquired that cover a portion of our current obligation, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits. A project to reduce gasoline benzene levels below the required compliance level was completed at the El Dorado refinery in June 2011 and credits generated by that refinery in the future can be used to partially meet the Tyler refinery's credit requirement.
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
Since the 2010 calendar year, EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Effective January 2, 2011, the EPA began regulating GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration and Federal Operating Permit (Title V) programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies. The EPA also intends to regulate refinery GHG emissions from new and existing sources through a New Source Performance Standard to be proposed in late 2012 or 2013.
In September 2012, the EPA finalized revisions to the New Source Performance Standard for Petroleum Refineries (NSPS Subpart Ja) that primarily affects flares and process heaters. We believe our existing process heaters meet the applicable requirements. Affected flares have three years to comply with the new standard and it is likely the standard will impact the way some flares at our Tyler and El Dorado refinery are designed and/or operated. The EPA has announced its intent to further regulate refinery air emissions, through additional New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants to be proposed in late 2012.

In 2010, the EPA and the Department of Transportation's National Highway Traffic Safety Administration ("NHSTA") finalized new standards raising the required Corporate Average Fuel Economy of the nation's passenger fleet by 40% to approximately 35 miles per gallon ("mpg") by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the DOT finalized first-time standards for fuel economy of medium and heavy duty trucks. In September 2012, the EPA and NHTSA finalized rules raising the standard beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 mpg by 2025. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed below, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at our refineries, as well as at our convenience stores.
The Energy Independence and Security Act of 2007 (“EISA”) increased the amounts of renewable fuel required by the Energy Policy Act of 2005 to 32 billion gallons by 2022. A rule finalized by the EPA in 2010 to implement EISA, RFS 2, requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 9.2% of combined gasoline and diesel volume in 2012, increasing to 10.0% in 2013 and escalating annually to approximately 18% by 2022. Because the mandate requires specified volumes of biofuels, if the demand for motor fuels decreases in future years even higher percentages of biofuels may be required. Alternatively, credits, called Renewable Identification Numbers (“RINs”) can be used instead of physically blending biofuels. The Tyler refinery began supplying a 10% ethanol gasoline blend (E-10) in January 2008 and biodiesel blends in June 2011. The El Dorado refinery completed projects at the truck loading rack in June 2011 to make E-10 available and in July 2012 to make biodiesel blends available. We are implementing additional projects at our refineries and terminals that will allow blending increasing amounts of ethanol and biodiesel into our fuels in future years.
In June 2007, OSHA announced that, under a National Emphasis Program (“NEP”) addressing workplace hazards at petroleum refineries, it would conduct inspections of process safety management programs at refineries nationwide. OSHA conducted an NEP inspection at our Tyler, Texas refinery between February and August of 2008 and issued citations assessing an aggregate penalty of less than $0.1 million. We are contesting the NEP citations and do not believe that the outcome will have a material adverse effect on our business, financial condition or results of operations. In April 2009, OSHA conducted a NEP inspection at the El Dorado refinery and assessed a penalty of less than $0.1 million, paid by the previous operator.
The EPA requested information pertaining to the November 2008 explosion and fire at the Tyler refinery and conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act. In late 2011, the EPA referred an enforcement action to the DOJ and we are in discussions with EPA and DOJ regarding what, if any, penalties and/or interim actions may be necessary.
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
Letters of Credit
As of September 30, 2012, Delek had in place letters of credit totaling approximately $248.2 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment, gasoline and diesel purchases for the marketing segment and fuel for our retail fuel and convenience stores. No amounts were drawn by beneficiaries of these letters of credit at September 30, 2012.
14. Related Party Transactions
At September 30, 2012, Delek Group beneficially owned approximately 57.0% of our outstanding common stock. As a result, Delek Group and its controlling shareholder, Mr. Itshak Sharon (Tshuva), control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
On September 28, 2010, Delek executed the Petroleum Note in the principal amount of $44.0 million, replacing a note with Delek Petroleum in the original principal amount of $65.0 million. Delek Petroleum is a wholly owned subsidiary of Delek Group. The Petroleum Note was amended on April 28, 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. We are responsible for the payment of any withholding taxes due on interest payments under the Petroleum Note. On September 25, 2012, the remaining principal outstanding under the Petroleum Note was prepaid in full. As of September 30, 2012, no obligations remain outstanding under the Petroleum Note.
On April 28, 2011, Delek executed a Subordinated Note with Delek Petroleum in the principal amount of $40.0 million.The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility. We are responsible for the payment of any withholding taxes due on interest payments under the Subordinated Note. On September 25, 2012, the remaining principal outstanding under the Subordinated Note was prepaid in full. As of September 30, 2012, no obligations remain outstanding under the Subordinated Note.
Delek has a management and consulting agreement with Delek Group, pursuant to which key management personnel of Delek Group provide management and consulting services to Delek, including matters relating to long-term planning, operational issues and financing strategies. The agreement has an initial term of one year and continues thereafter until either party terminates the agreement upon 30 days’ advance notice. As compensation, the agreement provides for payment to Delek Group of $125 thousand per calendar quarter payable within 90 days of the end of each quarter and reimbursement for reasonable out-of-pocket costs and expenses incurred. An amended and restated management and consulting agreement was executed with Delek Group in the second quarter 2011. Under the amended agreement, the fee payable to Delek Group increased to $150 thousand per calendar quarter effective April 1, 2011.
15. Subsequent Events
Dividend Declaration
On November 6, 2012, our Board of Directors voted to declare a quarterly cash dividend of $0.10 per share, payable on December 18, 2012 to shareholders of record on November 27, 2012.
Initial Public Offering of Delek Logistics Partners, LP
On November 7, 2012, Delek Logistics, a wholly owned indirect subsidiary of Delek, closed its initial public offering of 9,200,000 common units at a price of $21.00 per unit, which included a 1,200,000 share over-allotment option that was exercised by the underwriters. Net proceeds to Delek Logistics from the sale of the units were approximately $172.5 million, net of estimated offering costs, underwriters' commissions and debt issuance costs of $20.7 million. The initial public offering represented the sale by us of a 37.6% interest in Delek Logistics. Following the closing of the initial public offering, we own a 62.4% interest in Delek Logistics, including the general partner interest. Headquartered in Brentwood, Tennessee, Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with its initial public offering and include approximately 400 miles of crude oil transportation pipelines, 16 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 1.4 million barrels of active shell capacity. Delek Logistics also owns or operates five light products terminals and associated pipelines and storage tanks. A substantial majority of Delek Logistics' initial assets are currently integral to Delek’s refining and marketing operations.
On November 7, 2012, Delek Logistics entered into a $175.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders ("Delek Logistics Revolving Credit Facility"). The Delek Logistics Revolving Credit Facility contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $225.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. Delek Logistics and each of its existing subsidiaries will be borrowers under the Delek Logistics Revolving Credit Facility. The Delek Logistics Revolving Credit Facility will include a $50.0 million sublimit for letters of credit and a $7.0 million sublimit for swing line loans. Upon the closing of the offering, Delek Logistics had $90.0 million in outstanding borrowings and $12.0 million in issued and outstanding letters of credit, leaving $73.0 million available for future borrowings or letter of credit issuances (subject to the letter of credit sublimit in the facility). The initial borrowings under the Delek Logistics Revolving Credit Facility were used to fund a portion of the cash distributions to us. At the closing of this offering, Delek Logistics distributed total proceeds to us of approximately $225.9 million, which includes $135.9 million from the offering and $90.0 million from the Delek Logistics Revolving Credit Facility, in consideration of assets contributed and to reimburse us for certain capital expenditures incurred with respect to these assets. Delek Logistics repaid the outstanding principal balance of $63.0 million on the existing Fifth Third Revolver with the cash proceeds from the offering.
The obligations under the Delek Logistics Revolving Credit Facility will be secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. A subsidiary of Delek will provide a limited guaranty of $102.0 million of Delek Logistics' obligations under the Delek Logistics Revolving Credit Facility. The Delek Logistics Revolving Credit Facility will mature on November 7, 2017. Borrowings under the credit facility will bear interest at either a base rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon

Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters.

Reconciliation of Cash Proceeds (in millions)
Total proceeds from the offering	$193.2
Offering and underwriters' costs, net debt issuance costs (1)	(17.0)
Proceeds from the offering, net offering and underwriters' costs	176.2
Less: Debt issuance costs	(3.7)
Net proceeds from the offering	172.5
Less: Cash retained by Delek Logistics	(36.6)
Net proceeds to Delek from the offering	135.9
Borrowings under Delek Logistics Revolving Credit Facility	90.0
Gross proceeds to Delek	$225.9
_____________________________

(1)	Total offering and underwriters' costs equal $20.7 million.

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
Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products, the transportation of crude oil and refined products and convenience store retailing. Our business consists of three operating segments: refining, marketing and retail. Our refining segment operates independent refineries in Tyler, Texas and El Dorado, Arkansas with a combined design crude distillation capacity of 140,000 bpd, along with product distribution terminals and associated logistics assets. Our marketing segment sells refined products on a wholesale basis in west Texas through company-owned and third-party operated terminals and owns and/or operates crude oil pipelines and associated tank farms and a finished product terminal in east Texas. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 372 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.
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
Recent Developments
Initial Public Offering of Delek Logistics Partners, LP
On November 7, 2012, Delek Logistics, a wholly owned indirect subsidiary of Delek, closed its initial public offering of 9,200,000 common units at a price of $21.00 per unit, which included a 1,200,000 share over-allotment option that was exercised by the underwriters. Net proceeds to Delek Logistics from the sale of the units were approximately $172.5 million, net of estimated offering costs and underwriters' commissions of $20.7 million. The initial public offering represented the sale by us of a 37.6% interest in Delek Logistics. Following the closing of the initial public offering, we own a 62.4% interest in Delek Logistics, including the general partner interest. Headquartered in Brentwood, Tennessee, Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with its initial public offering and include approximately 400 miles of crude oil transportation pipelines, 16 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 1.4 million barrels of active shell capacity. Delek Logistics also owns or operates five light products terminals and associated pipelines and storage tanks. A substantial majority of Delek Logistics' initial assets are currently integral to Delek’s refining and marketing operations.
On November 7, 2012, Delek Logistics entered into a $175.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders ("Delek Logistics Revolving Credit Facility"). The Delek Logistics Revolving Credit Facility contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $225.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. Delek Logistics and each of its existing subsidiaries will be borrowers under the Delek Logistics Revolving Credit Facility. The Delek Logistics Revolving Credit Facility will include a $50.0 million sublimit for letters of credit and a $7.0 million sublimit for swing line loans. Upon the closing of the offering, Delek Logistics had $90.0 million in outstanding borrowings and $12.0 million in issued and outstanding letters of credit, leaving $73.0 million available for future borrowings or letter of credit issuances (subject to the letter of credit sublimit in the facility). The initial borrowings under the Delek Logistics Revolving Credit Facility were used to fund a portion of the cash distributions to us. At the closing of this offering, Delek Logistics distributed total proceeds to us of approximately $225.9 million, which includes $135.9 million from the offering and $90.0 million from the Delek Logistics Revolving Credit Facility, in consideration of assets contributed and to reimburse us for certain capital expenditures incurred with respect to these assets. Delek Logistics repaid the outstanding principal balance of $63.0 million on the existing Fifth Third Revolver with the cash proceeds from the offering.
The obligations under the Delek Logistics Revolving Credit Facility will be secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. A subsidiary of Delek will provide a limited guaranty of $102.0 million of Delek Logistics' obligations under the Delek Logistics Revolving Credit Facility. The Delek Logistics Revolving Credit Facility will mature on November 7, 2017. Borrowings under the credit facility will bear interest at either a base rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon

Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters.

Reconciliation of Cash Proceeds (in millions)
Total proceeds from the offering	$193.2
Offering and underwriters' costs, net debt issuance costs (1)	(17.0)
Proceeds from the offering, net offering and underwriters' costs	176.2
Less: Debt issuance costs	(3.7)
Net proceeds from the offering	172.5
Less: Cash retained by Delek Logistics	(36.6)
Net proceeds to Delek from the offering	135.9
Borrowings under Delek Logistics Revolving Credit Facility	90.0
Gross proceeds to Delek	$225.9
_____________________________

(1)	Total offering and underwriters' costs equal $20.7 million.
Economic and Business Environment
Consolidated net income for the third quarter 2012 was $100.3 million, or $1.67 per diluted share, compared to $85.3 million, or $1.46 per diluted share, in the same period last year. The third quarter 2012 results benefited from a strong performance in all three operating segments.
Refining Segment
Refining segment contribution margin increased to $189.4 million in the third quarter 2012, versus $164.3 million in the third quarter 2011. In the third quarter 2012 and 2011, the refining segment operated at a combined average utilization rate of 87.6% and 98.1%, respectively, and produced a combined 92.2% and 83.1% light products, respectively.
The Tyler refinery produced approximately 96.7% light products in the third quarter 2012 and 95.7% in the third quarter 2011. Tyler's refining margin, excluding intercompany fees paid to the marketing segment, was $22.47 per barrel sold in the third quarter 2012, compared to $24.14 per barrel sold in the third quarter 2011.
The Tyler refinery operated at 100% of capacity in the third quarter 2012, versus 96% in the third quarter 2011. The Tyler refinery sold 62,467 bpd in the third quarter 2012, a 4.3% increase versus the comparable period of 2011. The increase in sales volume at the refinery was supported by strong demand for finished products. Throughout the third quarter 2012, the Tyler refinery benefited from an elevated Gulf Coast crack spread and access to cost advantaged feedstocks, including WTI crude oil, which comprised a majority of the refinery's overall crude slate.
In the third quarter 2012 and 2011, the El Dorado refinery operated at an average utilization rate of 78.2% and 99.7%, respectively. El Dorado's low utilization rate in the third quarter 2012 was due to the temporary suspension of crude oil delivered from a supplier's pipeline. The El Dorado refinery produced 88.2% and 74.4% light products in the third quarters 2012 and 2011, respectively. The El Dorado refining margin was $16.03 per barrel sold during the third quarter 2012, compared to $12.77 per barrel sold during the third quarter 2011.
Retail Segment
Retail segment contribution margin decreased to $11.0 million in the third quarter 2012, versus $15.6 million in the third quarter 2011. Retail fuel margin was $0.139 per gallon in the third quarter 2012, versus $0.188 in the prior-year period. Same-store retail fuel gallons sold decreased 0.8% in the third quarter 2012. Same-store merchandise sales increased 0.5% in the third quarter 2012. During the third quarter 2012, we opened one new retail store and began construction on five new locations. At the conclusion of the third quarter 2012, the retail segment operated 372 locations, versus 384 locations in the prior-year period.
Marketing Segment
Marketing segment contribution margin was $9.7 million in the third quarter 2012, versus $6.8 million in the third quarter 2011. Total sales volumes increased 3.6% to 16,715 bpd in the third quarter 2012, versus 16,139 bpd in the prior-year period. Total sales volumes increased on a year-over-year basis for the eleventh consecutive quarter during the third quarter 2012, as regional demand trends for distillate products remained strong in the period. In the fourth quarter of 2011, the marketing segment began selling bulk biofuels, primarily to the refining and retail segments, which contributed $0.8 million in gross margin in the third quarter 2012. The majority of these sales are eliminated in consolidation.
Market Trends
Our results of operations are significantly affected by the cost of the commodities that we purchase, process, produce and sell. Sudden change in petroleum prices is our primary source of market risk. Historically, our profitability has been affected by the volatility of commodity prices, including crude oil and refined products.
We continually experience volatility in the energy markets. The price of WTI ranged from a high of $109.77 per barrel to a low of $77.69 per barrel during the first nine months of 2012 and averaged $96.21 and $95.45 per barrel, respectively, in the first nine months of 2012 and 2011. The Gulf Coast crack spread ranged from a high of $39.52 per barrel to a low of $14.76 per barrel during the first nine months of 2012 and averaged $26.43 per barrel during the first nine months of 2012 compared to an average of $23.87 in the same period of 2011.
The differential between the price of WTI crude oil and competing benchmark crudes such as Brent crude, remained wide during the first nine months of 2012, when compared to recent levels. The price of WTI held an average discount of $17.21 per barrel when compared to Brent crude during the third quarter 2012, versus a discount of $22.53 per barrel in the comparable period of 2011. Access to cost advantaged WTI or WTI-linked crude is a significant advantage for our Tyler refinery and, to a lesser extent our El Dorado refinery, given the steep discounts evident in current WTI-Brent pricing.
As part of our overall business strategy, management determines the cost to store crude, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude or other intermediate feedstocks based on various factors, including the crude pricing market in the Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude vendors, and any other factors which may impact the costs of crude. During the first nine months of 2012, crude inventories decreased as compared to the end of 2011, due to an increase in our purchase of delivered crude and corresponding decrease in inventories in transit.
Seasonality
Demand for gasoline, convenience merchandise and asphalt products is generally lower during the winter months due to seasonal decreases in motor vehicle traffic and road and home construction. As a result, our operating results are generally lower during the first and fourth quarters of the year.
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the nine months ended September 30, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
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

Summary Financial and Other Information
The following table provides summary financial data for Delek:

	Three Months Ended		Nine Months Ended
Statement of Operations Data	September 30,		September 30,
	2012	2011	2012	2011
		(Revised)		(Revised)
	(In millions, except share and per share data)
Net sales:
Refining	$1,572.8	$1,534.4	$4,650.7	$3,281.4
Marketing	267.1	195.0	761.1	549.9
Retail	495.5	499.4	1,427.3	1,410.5
Other	(97.8)	(23.8)	(296.9)	(44.6)
Total	2,237.6	2,205.0	6,542.2	5,197.2
Operating costs and expenses:
Cost of goods sold	1,935.8	1,923.3	5,771.9	4,558.5
Operating expenses	92.8	94.8	267.3	238.2
General and administrative expenses	23.0	18.8	74.7	61.9
Depreciation and amortization	20.6	19.4	61.2	53.3
Loss on sale of assets	(0.1)	0.6	(0.1)	2.6
Total operating costs and expenses	2,072.1	2,056.9	6,175.0	4,914.5
Operating income	165.5	148.1	367.2	282.7
Interest expense	11.2	16.4	35.9	38.7
Interest income	(0.1)	—	(0.1)	—
Gain on investment in Lion Oil	—	(3.7)	—	(12.9)
Total non-operating expenses	11.1	12.7	35.8	25.8
Income before taxes	154.4	135.4	331.4	256.9
Income tax expense	54.1	47.0	117.1	87.5
Net income	100.3	88.4	214.3	169.4
Net income attributed to non-controlling interest	—	3.1	—	5.1
Net income attributable to Delek	$100.3	$85.3	$214.3	$164.3
Basic earnings per share	$1.70	$1.47	$3.67	$2.93
Diluted earnings per share	$1.67	$1.46	$3.62	$2.91
Weighted average common shares outstanding:
Basic	58,979,301	57,973,790	58,448,063	56,122,544
Diluted	60,146,933	58,579,804	59,275,861	56,474,636

	Nine Months Ended September 30,
	2012	2011

Cash Flow Data:
Cash flows provided by operating activities	$270.9	$24.5
Cash flows used in investing activities	(107.6)	(126.9)
Cash flows (used in) provided by financing activities	(71.4)	272.0
Net increase in cash and cash equivalents	$91.9	$169.6

	Three Months Ended September 30, 2012
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,540.8	$495.5	$201.2	$0.1	$2,237.6
Intercompany fees and sales	32.0	—	65.9	(97.9)	—
Operating costs and expenses:
Cost of goods sold	1,322.4	450.6	255.3	(92.5)	1,935.8
Operating expenses	61.0	33.9	2.1	(4.2)	92.8
Segment contribution margin	$189.4	$11.0	$9.7	$(1.1)	209.0
General and administrative expenses					23.0
Depreciation and amortization					20.6
Gain on sale of assets					(0.1)
Operating income					$165.5
Total assets	$1,602.5	$420.8	$188.4	$67.8	$2,279.5
Capital spending (excluding business combinations)	$15.7	$6.4	$0.2	$7.5	$29.8

	Three Months Ended September 30, 2011
(In millions)	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
	(Revised)
Net sales (excluding intercompany fees and sales)	$1,516.4	$499.4	$188.7	$0.5	$2,205.0
Intercompany fees and sales	18.0	—	6.3	(24.3)	—
Operating costs and expenses:
Cost of goods sold	1,308.4	449.2	187.2	(21.5)	1,923.3
Operating expenses	61.7	34.6	1.0	(2.5)	94.8
Segment contribution margin	$164.3	$15.6	$6.8	$0.2	186.9
General and administrative expenses					18.8
Depreciation and amortization					19.4
Loss on sale of assets					0.6
Operating income					$148.1
Total assets	$1,476.7	$405.1	$72.9	$59.5	$2,014.2
Capital spending (excluding business combinations)	$12.1	$10.1	$0.1	$2.2	$24.5

	Nine Months Ended September 30, 2012
	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,533.9	$1,427.3	$581.8	$(0.8)	$6,542.2
Intercompany fees and sales	116.8	—	179.3	(296.1)	—
Operating costs and expenses:
Cost of goods sold	4,036.9	1,294.8	729.8	(289.6)	5,771.9
Operating expenses	175.2	96.0	6.0	(9.9)	267.3
Segment contribution margin	$438.6	$36.5	$25.3	$2.6	503.0
General and administrative expenses					74.7
Depreciation and amortization					61.2
Gain on sale of assets					(0.1)
Operating income					$367.2
Capital spending (excluding business combinations)	$49.7	$17.6	$0.6	$12.3	$80.2

	Nine Months Ended September 30, 2011
	Refining	Retail	Marketing	Corporate, Other and Eliminations	Consolidated
	(Revised)
Net sales (excluding intercompany fees and sales)	$3,253.0	$1,410.5	$533.2	$0.5	$5,197.2
Intercompany fees and sales	28.4	—	16.7	(45.1)	—
Operating costs and expenses:
Cost of goods sold	2,799.8	1,272.3	526.2	(39.8)	4,558.5
Operating expenses	140.7	101.5	3.5	(7.5)	238.2
Segment contribution margin	$340.9	$36.7	$20.2	$2.7	400.5
General and administrative expenses					61.9
Depreciation and amortization					53.3
Loss on sale of assets					2.6
Operating income					$282.7
Capital spending (excluding business combinations)	$21.1	$26.3	$0.1	$2.6	$50.1

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011
For the third quarters of 2012 and 2011, we generated net sales of $2,237.6 million and $2,205.0 million, respectively, an increase of $32.6 million, or 1.5%. The increase in net sales is primarily due to increases in sales volumes in the refining and marketing segments in the third quarter 2012, compared to the same period in 2011, which were partially offset by decreases in retail fuel prices in our retail segment.
Cost of goods sold was $1,935.8 million for the third quarter 2012 compared to $1,923.3 million for the third quarter 2011, an increase of $12.5 million, or 0.6%. The increase in cost of goods sold primarily resulted from the increases in sales volumes in both the refining and marketing segments. The increase was partially offset by decreases in the cost of crude oil and refined products across all three of our operating segments.

Operating expenses were $92.8 million for the third quarter 2012 compared to $94.8 million for the third quarter 2011, a decrease of $2.0 million, or 2.1%. The decrease in operating expenses was attributable to a decrease in chemical and payroll expenses at the El Dorado refinery and the decrease in the number of stores operated and reductions in same-store operating expenses at the retail segment during the third quarter 2012 as compared to the third quarter 2011. These decreases were partially offset by increases in contractor expenses at the Tyler refinery, the operations of the Paline Pipeline acquired in the fourth quarter 2011 and an increase in insurance expense in the marketing segment in the third quarter 2012, as compared to the same period of 2011.
General and administrative expenses were $23.0 million and $18.8 million for the third quarter 2012 and 2011, respectively, an increase of $4.2 million, or 22.3%. The increase in general and administrative expenses is primarily due to an increase in salaries and employee benefits for the third quarter 2012, as compared to the same period of 2011. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $20.6 million for the third quarter 2012 compared to $19.4 million for the third quarter 2011, an increase of $1.2 million, or 6.2%. This increase was primarily due to the addition of depreciation associated with the Paline and Nettleton assets, acquired in the fourth quarter 2011 and first quarter 2012, respectively.
Loss on sale of assets was $0.6 million in the third quarter 2011 and related to the sale of four company-operated retail and convenience stores by the retail segment. We did not sell any stores during the third quarter 2012.
Interest expense was $11.2 million for the third quarter 2012 compared to $16.4 million for the third quarter 2011, a decrease of $5.2 million, or 31.7%. The decrease is attributable primarily to decreases in unrealized mark-to-market expenses on our interest rate swaps and decreases in interest costs on our debt related to changes in debt utilization and interest rates under our various credit facilities.
Income tax expense was $54.1 million for the third quarter 2012, compared to $47.0 million for the third quarter 2011, an increase of $7.1 million, or 15.1%. Our effective tax rate was 35.0% for the third quarter 2012, compared to 34.7% for the third quarter 2011. The increase in our effective tax rate in the third quarter 2012 is primarily due to the gain on our investment in Lion Oil in the third quarter 2011, which is not recognized for tax purposes.
Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2012 versus the Nine Months Ended September 30, 2011
For the nine months ended September 30, 2012 and 2011, we generated net sales of $6,542.2 million and $5,197.2 million, respectively, an increase of $1,345.0 million, or 25.9%. The increase in net sales is primarily due to the Lion Acquisition in April 2011, which contributed an increase of $1,304.6 million to consolidated net sales in the nine months ended September 30, 2012 when compared to the same period in 2011. Further contributing to the increase was an increase in fuel sales prices across all of our segments. These increases were partially offset by a slight decrease in sales volume at the Tyler refinery.
Cost of goods sold was $5,771.9 million for the nine months ended September 30, 2012, compared to $4,558.5 million for the nine months ended September 30, 2011, an increase of $1,213.4 million, or 26.6%. The increase in cost of goods sold primarily resulted from the Lion Acquisition in April 2011, which contributed an increase of $1,143.7 million to cost of goods sold during the nine months ended September 30, 2012 over the same period in 2011.
Operating expenses were $267.3 million for the nine months ended September 30, 2012, compared to $238.2 million for the nine months ended September 30, 2011, an increase of $29.1 million, or 12.2%. The increase in operating expenses primarily resulted from the operation of the El Dorado refinery for the full period in 2012, which contributed $32.5 million to the increase in operating expenses when compared to the same period in 2011. This was partially offset by the decrease in the number of stores operated and reductions in same-store operating expenses at the retail segment during the nine months ended September 30, 2012, as compared to the same period in 2011.
General and administrative expenses were $74.7 million for the nine months ended September 30, 2012, compared to $61.9 million for the nine months ended September 30, 2011, an increase of $12.8 million, or 20.7%. The increase is primarily attributable to the Lion Acquisition in April 2011. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $61.2 million for the nine months ended September 30, 2012, compared to $53.3 million for the nine months ended September 30, 2011, an increase of $7.9 million, or 14.8%. This increase was primarily due to the Lion Acquisition in April 2011 and depreciation associated with the Paline and Nettleton assets, acquired in the fourth quarter 2011 and first quarter 2012, respectively.

Loss on sale of assets was $2.6 million for the nine months ended September 30, 2011, and related to the sale of 15 company-operated retail and convenience store by the retail segment. We did not sell any stores during the nine months ended September 30, 2012.
Interest expense was $35.9 million for the nine months ended September 30, 2012, compared to $38.7 million for the nine months ended September 30, 2011, a decrease of $2.8 million, or 7.2%. The decrease is attributable primarily to decreases in our deferred financing charges related to our refinancing and amendment activities and decreases in our unrealized mark-to-market expenses related to our interest rate swaps, partially offset by increases in our interest costs due to financings associated with the acquisition of Lion Oil and other fixed assets impacting the nine months ended September 30, 2012, as compared to the same period in 2011.
Income tax expense was $117.1 million for the nine months ended September 30, 2012, compared to $87.5 million for the nine months ended September 30, 2011, an increase of $29.6 million, or 33.8%. Our effective tax rate was 35.3% for the nine months ended September 30, 2012, compared to 34.1% for the nine months ended September 30, 2011. The increase in our effective tax rate in the nine months ended September 30, 2012 is primarily due to the gain on our investment in Lion Oil in the nine months ended September 30, 2011, which is not recognized for tax purposes.
Operating Segments
We review operating results in three reportable segments: refining, marketing and retail.
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Tyler Refinery
Days operated in period	92	92	274	273
Total sales volume (average barrels per day)(1)	62,467	59,920	59,329	59,446
Products manufactured (average barrels per day):
Gasoline	32,444	30,802	31,202	31,483
Diesel/Jet	22,849	22,798	21,538	22,360
Petrochemicals, LPG, NGLs	2,868	2,704	2,422	2,270
Other	2,007	2,525	1,980	2,458
Total production	60,168	58,829	57,142	58,571
Throughput (average barrels per day):
Crude oil	60,092	57,625	55,246	55,767
Other feedstocks	497	2,187	2,379	3,674
Total throughput	60,589	59,812	57,625	59,441
Per barrel of sales(2):
Tyler refining margin(3)	$21.98	$23.47	$20.60	$20.12
Tyler refining margin excluding intercompany marketing service fees(4)	$22.47	$24.14	$21.17	$20.68
Direct operating expenses(5)	$5.37	$5.33	$5.62	$5.51

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Revised)		(Revised)
El Dorado Refinery
Days operated in period	92	92	274	155
Total sales volume (average barrels per day)(1)	84,168	82,317	84,145	76,426
Products manufactured (average barrels per day):
Gasoline	30,514	34,115	31,849	31,561
Diesel	27,484	28,001	27,832	26,151
Petrochemicals, LPG, NGLs	1,198	1,348	1,303	1,315
Asphalt	8,489	18,095	9,483	15,517
Other	(589)	3,706	928	3,224
Total production	67,096	85,265	71,395	77,768
Throughput (average barrels per day):
Crude oil	62,592	79,761	66,106	72,283
Other feedstocks	7,165	6,305	6,755	6,338
Total throughput	69,757	86,066	72,861	78,621
Per barrel of sales(2):
El Dorado refining margin(3)	$16.03	12.77	$12.10	13.11
Direct operating expenses(5)	$3.89	4.27	$3.64	4.34
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$92.29	$89.59	$96.21	$95.45
Mars crude oil (per barrel)	$104.37	109.45	$107.91	110.67
US Gulf Coast 5-3-2 crack spread (per barrel)	$29.96	$30.80	$26.43	$23.87
US Gulf Coast Unleaded Gasoline (per gallon)	$2.87	$2.81	$2.87	$2.80
Ultra low sulfur diesel (per gallon)	$3.07	$3.01	$3.06	$2.97
Natural gas (per MMBTU)	$2.88	$4.12	$2.54	$4.22
_____________________________

(1)
Sales volume includes 2,674 bpd and 3,238 bpd sold to the marketing and retail segments during the three and nine months ended September 30, 2012 and 1,678 bpd and 1,640 bpd during the three and nine months ended September 30, 2011, respectively.

(2)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) divided by the total barrels sold during the period.

(3)	“Refining margin” is defined as refinery net sales less cost of goods sold.

(4)
“Refining margin excluding intercompany marketing fees” is defined as refinery net sales less cost of goods sold, adjusted to exclude the fees paid to the marketing segment of $2.8 million and $9.2 million during the three and nine months ended September 30, 2012 and $3.7 million and $9.1 million during the three and nine months ended September 30, 2011, respectively.

(5)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.
Comparison of the Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011
Contribution margin for the refining segment in the third quarter 2012 was $189.4 million, or 90.6% of our consolidated contribution margin, compared to $164.3 million, or 87.9% of our consolidated segment contribution margin in the third quarter 2011. The increase to the refining segment contribution margin is primarily attributable to the increased margins and lower operating expenses in the third quarter 2012 at the El Dorado refinery, as compared to the same period in 2011.
Net sales for the refining segment were $1,572.8 million for the third quarter 2012 compared to $1,534.4 million for the third quarter 2011, an increase of $38.4 million, or 2.5%. The increase was primarily due to a 4.3% increase in total sales volume at the Tyler refinery and a 2.2% increase in total sales volume at the El Dorado refinery. During the third quarters 2012 and 2011, respectively, the refining segment sold $34.8 million and $21.7 million, or 2,674 bpd and 1,678 bpd, of finished product to the marketing and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the third quarter 2012 was $1,322.4 million compared to $1,308.4 million for the comparable 2011 period, an increase of $14.0 million, or 1.1%. This increase is a result of the increase in sales volume at both the Tyler and El Dorado refineries, partially offset by a decrease in the cost of crude oil at both refineries. Cost of goods sold includes losses on derivative contracts of $1.5 million and $6.4 million during the third quarter 2012 and 2011, respectively.
Our refining segment has a service agreement with our marketing segment which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the margin achieved in return for providing marketing, sales and customer services. This fee was $2.8 million and $3.7 million during the third quarters 2012 and 2011, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. We eliminate this intercompany fee in consolidation.
Operating expenses were $61.0 million for the third quarter 2012 compared to $61.7 million for the third quarter 2011, a decrease of $0.7 million, or 1.1%. The decrease in operating expense was primarily due a reduction in payroll and chemicals expense at the El Dorado refinery during the third quarter 2012. These decreases were partially offset by an increase in contractor expense at the Tyler refinery as compared to the same period of 2011.
Comparison of the Nine Months Ended September 30, 2012 versus the Nine Months Ended September 30, 2011
Contribution margin for the refining segment for the nine months ended September 30, 2012 was $438.6 million, or 87.2% of our consolidated contribution margin, compared to $340.9 million, or 85.1% of our consolidated segment contribution margin for the nine months ended September 30, 2011. The increase in refining contribution margin for the nine months ended September 30, 2012 is primarily attributable to the Lion Acquisition in April 2011.
Net sales for the refining segment were $4,650.7 million for the nine months ended September 30, 2012, compared to $3,281.4 million for the nine months ended September 30, 2011, an increase of $1,369.3 million, or 41.7%. The Lion Acquisition in April 2011 contributed $1,383.5 million to the increase in net sales to the refining segment. This was partially offset by a 0.2% decrease in total sales volume at the Tyler refinery. During the nine months ended September 30, 2012 and 2011, respectively, the refining segment sold $126.0 million and $37.5 million, or 3,238 bpd and 1,640 bpd, of finished product to the marketing and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the nine months ended September 30, 2012 was $4,036.9 million compared to $2,799.8 million for the comparable 2011 period, an increase of $1,237.1 million, or 44.2%. This increase is primarily the result of the Lion Acquisition in April 2011, which contributed $1,197.1 million to the increase in cost of goods sold during the period. Cost of goods sold includes losses on derivative contracts of $0.8 million and $10.7 million during the nine months ended September 30, 2012 and 2011, respectively.
Our refining segment has a service agreement with our marketing segment which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and to share with the marketing segment a portion of the margin achieved in return for providing marketing, sales and customer services. This fee was $9.2 million and $9.1 million during the nine months ended September 30, 2012 and 2011, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. We eliminate this intercompany fee in consolidation.
Operating expenses were $175.2 million for the nine months ended September 30, 2012, compared to $140.7 million for the nine months ended September 30, 2011, an increase of $34.5 million, or 24.5%. This increase in operating expense was primarily due to the Lion Acquisition in April 2011, which contributed $32.5 million to the increase in operating expenses during the nine months ended September 30, 2012.

Marketing Segment
The table below sets forth certain information concerning our marketing segment operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Days operated in period	92	92	274	273
Products sold (average barrels per day): (1)
Gasoline	7,055	7,385	7,089	6,704
Diesel	9,612	8,711	9,105	8,796
Other	48	43	63	45
Total sales	16,715	16,139	16,257	15,545
_____________________________

(1)	Volumes exclude sales of bulk biofuel products. The majority of these sales are eliminated in consolidation.
Comparison of the Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011
Contribution margin for the marketing segment in the third quarter 2012 was $9.7 million, or 4.6% of our consolidated segment contribution margin, compared to $6.8 million, or 3.6% of our consolidated segment contribution margin in the third quarter 2011. The increase in the marketing segment contribution margin is primarily attributable to decreases in the average cost per barrel sold, from $123.83 per barrel in the third quarter 2012, compared to $126.09 in the third quarter 2011.
Net sales for the marketing segment were $267.1 million in the third quarter 2012 compared to $195.0 million for the third quarter 2011, an increase of $72.1 million, or 37.0%. In the fourth quarter 2011, the marketing segment began selling bulk biofuels, primarily to the refining and retail segments, which contributed $59.4 million in marketing segment sales in the third quarter 2012. The majority of these sales are eliminated in consolidation. Total sales volume, excluding bulk biofuels, averaged 16,715 bpd in the third quarter 2012 compared to 16,139 bpd in the third quarter 2011. The average sales price per gallon of gasoline decreased $0.05 per gallon for the third quarter 2012, to $2.91 per gallon from $2.96 in the third quarter 2011. The average price of diesel increased to $3.16 per gallon in the third quarter 2012 compared to $3.10 per gallon in the third quarter 2011. Net sales included $2.8 million and $3.7 million of net service fees paid by our refining segment to our marketing segment during the third quarter 2012 and 2011, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment relating to the utilization of certain crude pipeline assets. These fees were $3.7 million and $2.6 million in both the third quarter 2012 and the third quarter 2011, respectively. These fees are eliminated in consolidation.
Cost of goods sold increased $68.1 million, or 36.4%, to $255.3 million in the third quarter 2012, approximating a cost per barrel sold of $123.83. This compares to cost of goods sold of $187.2 million in the third quarter 2011, approximating a cost per barrel sold of $126.09. The increase in cost of goods sold was primarily attributable to the sale of bulk biofuels, primarily to the refining and retail segments, which began in the fourth quarter 2011. We recognized losses associated with settlement of nomination differences under long-term purchase contracts during the third quarter 2012 and 2011 of a nominal amount and $0.1 million, respectively.
Operating expenses in the marketing segment were approximately $2.1 million and $1.0 million for the third quarter 2012 and 2011, respectively, an increase of $1.1 million, or 110.0%. The increase in operating expenses was primarily due to the operations of the Paline Pipeline, acquired in the fourth quarter 2011. Further contributing to the increase were additional insurance expenses related to our acquisitions of Nettleton and Big Sandy in the first quarter 2012.
Comparison of the Nine Months Ended September 30, 2012 versus the Nine Months Ended September 30, 2011
Contribution margin for the marketing segment in the nine months ended September 30, 2012 was $25.3 million, or 5.0% of our consolidated segment contribution margin, compared to $20.2 million, or 5.0% of our consolidated segment contribution margin in the nine months ended September 30, 2011. The increase in contribution margin for the marketing segment is primarily attributable to increases in the average price of diesel during the nine months ended September 30, 2012, when compared to the same period of 2011.

Net sales for the marketing segment were $761.1 million in the nine months ended September 30, 2012, compared to $549.9 million for the nine months ended September 30, 2011, an increase of $211.2 million, or 38.4%. Total sales volume, excluding bulk biofuels, averaged 16,257 bpd in the nine months ended September 30, 2012, compared to 15,545 bpd in the nine months ended September 30, 2011. Also, in the fourth quarter of 2011, the marketing segment began selling bulk biofuels, primarily to the refining and retail segments, which contributed $161.6 million in marketing segment sales in the nine months ended September 30, 2012. The majority of these sales are eliminated in consolidation. The average sales price of gasoline increased $0.01 per gallon in the nine months ended September 30, 2012, to $2.92 per gallon from $2.91 in the nine months ended September 30, 2011. The average price of diesel also increased to $3.16 per gallon in the nine months ended September 30, 2012 compared to $3.06 per gallon in the nine months ended September 30, 2011. Net sales included $9.2 million and $9.1 million of net service fees paid by our refining segment to our marketing segment during the nine months ended September 30, 2012 and 2011, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude transportation and storage fees paid by our refining segment to our marketing segment relating to the utilization of certain crude pipeline assets. These fees were $8.5 million and $7.6 million in both the nine months ended September 30, 2012 and 2011, respectively. These fees are eliminated in consolidation.
Cost of goods sold increased $203.6 million, or 38.7%, to $729.8 million in the nine months ended September 30, 2012, approximating a cost per barrel sold of $123.46. This compares to cost of goods sold of $526.2 million for the nine months ended September 30, 2011, approximating a cost per barrel sold of $124.00. The increase in cost of goods sold was primarily attributable to increases in sales volume, as well as to the sale of bulk biofuels, primarily to the refining and retail segments, which began in the fourth quarter 2011. Additionally, we recognized gains during the nine months ended September 30, 2012 and 2011 of $0.2 million and $0.4 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
Operating expenses in the marketing segment were approximately $6.0 million and $3.5 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $2.5 million, or 71.4%. The increase in operating expenses was primarily due to the operations of the Paline Pipeline, acquired in the fourth quarter 2011. Further contributing to the increase were additional insurance expenses related to our acquisitions of Nettleton and Big Sandy in the first quarter 2012.
Retail Segment
The table below sets forth certain information concerning our retail segment operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Number of stores (end of period)	372	384	372	384
Average number of stores	373	389	374	398
Retail fuel sales (thousands of gallons)	106,379	106,518	303,496	305,949
Average retail gallons per average number of stores (in thousands)	285	274	811	769
Retail fuel margin ($ per gallon)	$0.139	$0.188	$0.148	$0.167
Merchandise sales (in thousands)	$100,020	$100,639	$287,777	$284,065
Merchandise sales per average number of stores (in thousands)	$268	$259	$769	$714
Merchandise margin %	28.6%	29.0%	29.2%	30.0%
Credit expense (% of gross margin)	12.1%	11.4%	11.7%	11.6%
Operating expense/merchandise sales plus total gallons	15.8%	16.1%	15.6%	16.6%
Change in same-store fuel gallons sold	(0.8)%	3.2%	0.8%	—%
Change in same-store merchandise sales	0.5%	2.4%	4.0%	2.3%
Comparison of the Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011
Contribution margin for the retail segment decreased to $11.0 million, or 5.3% of our consolidated contribution margin, in the third quarter 2012, versus $15.6 million, or 8.3% of our consolidated contribution margin, in the third quarter 2011. This decrease was primarily due to a decline in retail fuel margin in the third quarter 2012, when compared to the third quarter 2011.
Net sales for our retail segment in the third quarter 2012 decreased 0.8% to $495.5 million from $499.4 million in the third quarter 2011. This was due to a decrease in the retail fuel price per gallon of 0.9% to an average price of $3.46 per gallon in the third quarter 2012 from an average price of $3.49 per gallon in the third quarter 2011.

Retail fuel gallons sold were 106.4 million gallons for the third quarter 2012, compared to 106.5 million gallons for the third quarter 2011. Same-store gallons decreased 0.8% between the third quarter 2012 and the third quarter 2011. Further contributing to the decrease was the divestiture of 16 stores between the the third quarters of 2011 and 2012. Total fuel sales, including wholesale dollars, decreased 0.8% to $395.5 million in the third quarter 2012. The decrease was primarily due to the decrease in the average price per gallon sold, as noted above.
Merchandise sales decreased 0.6% to $100.0 million in the third quarter 2012 compared to the third quarter 2011. Same-store merchandise sales increased 0.5%, primarily due to increases in the soft drink, dairy, snack, and hot beverage categories during the third quarter 2012 as compared to the same period in 2011.
Cost of goods sold for our retail segment increased 0.3% to $450.6 million in the third quarter 2012. This increase was primarily due to the increase in the average retail cost per gallon of 0.3%, or an average cost of $3.32 per gallon in the third quarter 2012 when compared to an average cost of $3.31 per gallon in the third quarter 2011.
Operating expenses were $33.9 million in the third quarter 2012, a decrease of $0.7 million, or 2.0%, as compared to the third quarter 2011. This decrease was due to reductions in same-store operating expenses including payroll, supply and credit expenses and a decrease in the number of stores operated during the third quarter 2012 as compared to the third quarter 2011.
Comparison of the Nine Months Ended September 30, 2012 versus the Nine Months Ended September 30, 2011
Contribution margin for the retail segment decreased to $36.5 million, or 7.3% of our consolidated contribution margin, in the nine months ended September 30, 2012, versus $36.7 million, or 9.2% of our consolidated contribution margin, in the nine months ended September 30, 2011. This decrease was primarily due to a decline in retail fuel margin in the nine months ended September 30, 2012, when compared to the same period in 2011.
Net sales for our retail segment in the nine months ended September 30, 2012 increased 1.2% to $1,427.3 million from $1,410.5 million in the nine months ended September 30, 2011. This increase was primarily due to an increase in the retail fuel price per gallon of 1.2% to an average price of $3.49 per gallon in the nine months ended September 30, 2012 from an average price of $3.45 per gallon in the same period in 2011.
Retail fuel gallons sold were 303.5 million gallons for the nine months ended September 30, 2012, compared to 305.9 million gallons for the nine months ended September 30, 2011. The decrease in sales gallons resulted in an estimated $8.6 million decrease in fuel sales based on average fuel price in the nine months ended September 30, 2012. This decrease was primarily due to the divestiture of 16 stores between the second half of 2011 and 2012. Same-store gallons increased 0.8% between the nine months ended September 30, 2012 and the nine months ended September 30, 2011. Total fuel sales, including wholesale dollars, increased 1.2% to $1,139.5 million in the nine months ended September 30, 2012. The increase was primarily due to the increase in the average price per gallon sold noted above.
Merchandise sales increased 1.3% to $287.8 million in the nine months ended September 30, 2012 compared to the same period in 2011. Same-store merchandise sales increased by 4.0% in the nine months ended September 30, 2012 compared to the same period in 2011. The increases in both total and same-store merchandise sales were primarily due to increases in the dairy, cigarette, snack, soft drink and food service categories during the nine months ended September 30, 2012, as compared to the same period in 2011.
Cost of goods sold for our retail segment increased 1.8% to $1,294.8 million in the nine months ended September 30, 2012. This increase was primarily due to the increase in the average retail cost per gallon of 1.8%, or an average cost of $3.34 per gallon in the nine months ended September 30, 2012 when compared to an average cost of $3.28 per gallon in the same period in 2011.
Operating expenses were $96.0 million in the nine months ended September 30, 2012, a decrease of $5.5 million, or 5.4%. This decrease was due to the decrease in the number of stores operated during the nine months ended September 30, 2012 as compared to the same period in 2011 and reductions in same-store payroll and supply expenses.

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

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2012 and 2011 (in millions):

	Nine Months Ended September 30,
	2012	2011

Cash Flow Data:
Cash flows provided by (used in) operating activities	$270.9	$24.5
Cash flows used in investing activities	(107.6)	(126.9)
Cash flows (used in) provided by financing activities	(71.4)	272.0
Net increase in cash and cash equivalents	$91.9	$169.6
Cash Flows from Operating Activities
Net cash provided by operating activities was $270.9 million for the nine months ended September 30, 2012, compared to $24.5 million for the comparable period of 2011. The increase in cash flows from operations in the first nine months of 2012 from the same period in 2011 was primarily due to decreases in accounts receivable, inventory and other current assets, which were partially offset by the activity related to obligations under our Supply and Offtake Agreement. Net income for the nine months ended September 30, 2012 was $214.3 million, compared to $169.4 million in the same period of 2011.
Cash Flows from Investing Activities
Net cash used in investing activities was $107.6 million for the first nine months of 2012, compared to $126.9 million in the comparable period of 2011. This decrease is primarily due to the cash paid in connection with the Lion Oil acquisition in the second quarter 2011 of $80.2 million, versus cash paid of $23.3 million for the first quarter 2012 acquisitions of both the Nettleton and Big Sandy assets. This was partially offset by an increase in capital expenditures in the first nine months of 2012, compared to the same period of 2011.
Cash used in investing activities includes our capital expenditures during the current period of approximately $80.2 million, of which $49.7 million was spent on projects in the refining segment, $17.6 million was spent in the retail segment, $0.6 million was spent at our marketing segment and $12.3 million was spent at the holding company level. During the nine months ended September 30, 2011, we spent $50.1 million, of which $21.1 million was spent on projects at our refinery, $26.3 million was spent in our retail segment and $2.6 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash used in financing activities was $71.4 million in the nine months ended September 30, 2012, compared to cash provided of $272.0 million in the comparable period of 2011. The decrease in net cash from financing activities in the first nine months of 2012 was primarily due to the proceeds from new borrowings associated with the Lion Acquisition in April 2011 and the inventory financing arrangement under our Supply and Offtake agreement, both in the first nine months of 2011. Further contributing to the decrease were payments made on the notes payable to related party of $66.5 million in the first nine months of 2012. These were partially offset by net proceeds from our revolving credit facilities of $27.9 million in the nine months ended September 30, 2012, compared to net repayments of $49.3 million in the comparable period of 2011.
Cash Position and Indebtedness
As of September 30, 2012, our total cash and cash equivalents were $317.8 million and we had total indebtedness of approximately $372.6 million. Borrowing availability under our four separate revolving credit facilities was approximately $300.5 million and we had letters of credit issued of $248.2 million. We believe we were in compliance with our covenants in all debt facilities as of September 30, 2012.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2012 were $80.2 million, of which approximately $49.7 million was spent in our refining segment, $17.6 million in our retail segment, $0.6 million in our marketing segment and $12.3 million at the holding company level. Our capital expenditure budget is approximately $133.1 million for 2012. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2012 and planned capital expenditures for the full year 2012 by operating segment and major category (in millions):

	Full Year 2012 Forecast	Nine Months Ended September 30, 2012
Refining:
Sustaining maintenance, including turnaround activities	$24.9	$13.8
Regulatory	7.4	3.4
Discretionary projects	50.4	32.5
Refining segment total	82.7	49.7
Marketing:
Discretionary projects	0.6	0.6
Marketing segment total	0.6	0.6
Retail:
Sustaining maintenance	6.2	4.1
Growth/profit improvements	1.3	1.1
Retrofit/rebrand/re-image	11.1	4.7
Raze and rebuild/new/land	11.9	7.7
Retail segment total	30.5	17.6
Other	19.3	12.3
Total capital spending	$133.1	$80.2
For the full year 2012, we plan to spend approximately $30.5 million in the retail segment, $11.1 million of which is expected to consist of the re-imaging of at least 18 existing stores. We spent $4.7 million on these projects in the nine months ended September 30, 2012. In addition, we plan to spend $11.9 million to begin construction on approximately 12 new prototype locations at existing and new leased sites and $1.3 million on other profit and growth improvements in existing stores in 2012. We expect to spend approximately $7.4 million on regulatory projects in the refining segment in 2012. We spent $3.4 million on regulatory projects in the nine months ended September 30, 2012. In addition, we plan to spend approximately $24.9 million on maintenance projects and approximately $50.4 million for other discretionary projects in 2012.
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

(b) Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 5. OTHER INFORMATION
Dividend Declaration
On November 6, 2012, our Board of Directors voted to declare a quarterly cash dividend of $0.10 per share, payable on December 18, 2012 to shareholders of record on November 27, 2012.
Amendments to Code of Business Conduct & Ethics
On November 6, 2012, our Board of Directors approved non-substantive amendments to our Code of Business Conduct & Ethics (the “Code”). The Code is available on our website at www.DelekUS.com.
Delek Logistics Revolving Credit Facility
On November 7, 2012, Delek Logistics entered into a $175.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders ("Delek Logistics Revolving Credit Facility"). The Delek Logistics Revolving Credit Facility contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $225.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. Delek Logistics and each of its existing subsidiaries will be borrowers under the Delek Logistics Revolving Credit Facility. The Delek Logistics Revolving Credit Facility will include a $50.0 million sublimit for letters of credit and a $7.0 million sublimit for swing line loans. Upon the closing of the offering, Delek Logistics had $90.0 million in outstanding borrowings and $12.0 million in issued and outstanding letters of credit, leaving $73.0 million available for future borrowings or letter of credit issuances (subject to the letter of credit sublimit in the facility). The initial borrowings under the Delek Logistics Revolving Credit Facility were used to fund a portion of the cash distributions to us. At the closing of this offering, Delek Logistics distributed total proceeds to us of approximately $225.9 million, which includes $135.9 million from the offering and $90.0 million from the Delek Logistics Revolving Credit Facility, in consideration of assets contributed and to reimburse us for certain capital expenditures incurred with respect to these assets. Delek Logistics repaid the outstanding principal balance of $63.0 million on the existing Fifth Third Revolver with the cash proceeds from the offering.
The obligations under the Delek Logistics Revolving Credit Facility will be secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. A subsidiary of Delek will provide a limited guaranty of $102.0 million of Delek Logistics' obligations under the Delek Logistics Revolving Credit Facility. The Delek Logistics Revolving Credit Facility will mature on November 7, 2017. Borrowings under the credit facility will bear interest at either a base rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters.

Item 6. EXHIBITS

Exhibit No.		Description
10.1	*	First Amendment dated August 7, 2012 to Employment Agreement dated May 1, 2009 by and between Delek US Holdings, Inc. and Ezra Uzi Yemin.
10.2	*	Employment Agreement dated August 7, 2012 by and between Delek US Holdings, Inc. and Donald N. Holmes.
10.3
Third Amendment dated May 6, 2009 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer.

10.4
Fourth Amendment dated August 23, 2012 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer.

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
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

____________________________

*	Management contract or compensatory plan or arrangement.
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
Mark Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 8, 2012

EXHIBIT INDEX

Exhibit No.		Description
10.1	*	First Amendment dated August 7, 2012 to Employment Agreement dated May 1, 2009 by and between Delek US Holdings, Inc. and Ezra Uzi Yemin.
10.2	*	Employment Agreement dated August 7, 2012 by and between Delek US Holdings, Inc. and Donald N. Holmes.
10.3
Third Amendment dated May 6, 2009 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer.

10.4
Fourth Amendment dated August 23, 2012 to Amended and Restated Credit Agreement dated December 19, 2007 by and between Delek Marketing & Supply, LP and various financial institutions from time to time party to the agreement, as Lenders, and Fifth Third Bank, as Administrative Agent and L/C issuer.

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
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

 ___________________________

*	Management contract or compensatory plan or arrangement.
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