Form 10-K
period 2012-12-31
Delek US Holdings, Inc.
filed 2013-03-12
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐    Accelerated filer  ☑         Non-accelerated filer ☐    Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2012 was approximately $312,226,915, based upon the closing sale price of the registrant's common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.

At March 1, 2013, there were 59,713,836 shares of the registrant's common stock, $.01 par value, outstanding.

Documents incorporated by reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

Unless otherwise indicated or the context requires otherwise, the terms "Delek," "we," "our," "Company" and "us" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. See also "Glossary of Terms" included in Item 1, Business, of this Annual Report on Form 10-K for definitions of certain business and industry terms used herein.

Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward looking statements. These forward-looking statements generally are identified by the words "may," "will," "should," "could," "would," "predicts," "intends," "believes," "expects," "plans," "scheduled," "goal," "anticipates," "estimates" and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A, Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also "Forward-Looking Statements" included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

PART I

ITEM 1.    BUSINESS

Company Overview

We are an integrated energy business focused on petroleum refining, the transportation and wholesale distribution of crude oil and refined products and convenience store retailing. Delek US Holdings, Inc. ("Holdings"), a Delaware corporation formed in 2001, is the sole shareholder or owner of membership or partnership interests of Delek Refining, Inc. ("Refining"), Delek Finance, Inc. ("Finance"), Delek Marketing & Supply, LLC ("Marketing"), Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, LLC, Delek Logistics, GP, LLC, Delek Logistics Services Company, MAPCO Express, Inc. ("Express"), MAPCO Fleet, Inc., NTI Investments, LLC and GDK Bearpaw, LLC. In addition, As of December 31, 2012, own a 60.4% limited partner interest and a 2.0% general partner interest in Delek Logistics Partners, LP ("Delek Logistics"), a master limited partnership that we formed in April 2012. This interest includes 2,799,258 common units, 11,999,258 subordinated units and 489,766 general partner units. Our business consists of three operating segments: refining, logistics and retail.

Our refining segment operates independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude distillation capacity of 140,000 bpd. The Tyler refinery sells the majority of its production over the refinery truck rack to supply the local market in the East Texas area. The El Dorado refinery sells a portion of its production at the refinery truck rack though the majority of the refinery's production is shipped into Enterprise Pipeline System to supply a combination of pipeline bulk sales and wholesale rack sales at terminal locations along the pipeline, including Shreveport, LA, North Little Rock, AR, Memphis, TN, and Cape Girardeau, MO. The majority of the crude oil we purchased in 2012 was sourced from inland domestic sources originating primarily from areas of Texas and Arkansas. In 2012, we also began receiving crude oil delivered by rail car to the El Dorado refinery that originates primarily from other parts of the United States. Moving forward, we currently anticipate receiving increasing amounts of Midland, Texas sourced crude oil at both refineries. We believe our ability to access these cost-advantaged feedstocks provides a competitive advantage compared to refineries that purchase more expensive U.S. Gulf Coast and foreign crude oils.

Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for both our refining segment and third parties. The logistics segment owns approximately 400 miles of crude oil transportation pipelines, 123 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 2.6 million barrels of active shell capacity. Our logistics segment owns and operates five terminals and markets light products using third-party terminals.

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 373 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.

We are a controlled company under the rules and regulations of the New York Stock Exchange (the "NYSE"), where our shares are traded under the symbol "DK." As of December 31, 2012, approximately 52.9% of our outstanding shares were beneficially owned by an indirect wholly owned subsidiary of Delek Group Ltd. ("Delek Group"), a conglomerate that is domiciled and publicly traded in Israel. Delek Group owns significant interests in energy related businesses and is controlled indirectly by Mr. Itshak Sharon (Tshuva).

In April 2011, we acquired 53.7% of the issued and outstanding shares of common stock of Lion Oil (the "Lion Acquisition") from the then majority shareholder, Ergon, Inc. ("Ergon"). Combined with the 34.6% of Lion Oil common stock that we purchased in 2007, the Lion Acquisition brought our ownership of Lion Oil to 88.3%. In October 2011, we acquired the remaining equity interests in Lion Oil, thereby assuming full equity ownership. Through Lion Oil, we currently own and operate the 80,000 bpd El Dorado refinery, as well as a light product and an asphalt distribution terminal in El Dorado, Arkansas.
On December 19, 2011, we acquired all of the outstanding membership interests of Paline Pipeline Company, LLC ("Paline") from Ergon Terminaling, Inc ("Ergon Terminaling") (the "Paline Acquisition"). Paline owns and operates a 10-inch, 185-mile pipeline system ("Paline Pipeline System"). We acquired Paline and all related assets for a purchase price of $50.0 million, consisting of $25.0 million cash and a three-year, $25.0 million note payable to Ergon Terminaling, which was subsequently assigned to Ergon. On January 31, 2012, we completed the acquisition of an approximately 36 miles long, eight and ten inch pipeline system (the "Nettleton Pipeline") from Plains Marketing, L.P. ("Plains") (the "Nettleton Acquisition"). The purchase price, including the reimbursement by Delek of certain costs incurred by Plains, was approximately $12.3 million. The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Nettleton, Texas to our refinery in Tyler, Texas. On February 7, 2012, we purchased (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. and (ii) the eight inch diameter Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P (the "Big Sandy Pipeline") (collectively, the "Big Sandy Acquisition"). The purchase price was approximately $11.0 million. This terminal was contributed to Delek Logistics as part of its initial public offering and Holdings will pay terminalling fees to Delek Logistics as part of the Terminalling Services Agreement.
Delek Logistics Initial Public Offering
On November 7, 2012, Delek Logistics, closed its initial public offering (the "DKL Offering") of 9,200,000 common units at a price of $21.00 per unit, which included a 1,200,000 common unit over-allotment option that was exercised in full by the underwriters. Headquartered in Brentwood, Tennessee, Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with the DKL Offering and included certain assets formerly owned, or used by, our subsidiaries, including Marketing, Paline and Lion Oil. A substantial majority of Delek Logistics' assets are currently integral to Delek’s refining and marketing operations. We received net proceeds of approximately $171.8 million from the DKL Offering, after deducting offering expenses and debt issuance costs.
We have agreements with Delek Logistics that establish fees for certain administrative and operational services provided by Holdings and its subsidiaries to Delek Logistics, provide certain indemnification obligations and other matters and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us. Delek Logistics is a variable interest entity as defined under United States generally accepted accounting principles ("GAAP") and is consolidated into our consolidated financial statements. Intercompany transactions with Delek Logistics and its subsidiaries are eliminated in our consolidated financial statements.

Our Business Strategies
Historically we have grown through acquisitions, as demonstrated by the acquisitions of the Tyler refinery and El Dorado refinery in 2005 and 2011, respectively. Additionally we purchased logistics assets with the Paline Acquisition in 2011 and the Nettleton Acquisition and the Big Sandy Acquisition in 2012. We expect to continue to acquire assets that complement our existing assets and/or broaden our geographic presence as a major element of our business strategy. In addition to acquisitions, we are also focused on improving our operations through internal projects to increase flexibility, enhance efficiencies and provide organic growth.

Improve Crude Slate Flexibility
Our earnings from our refining operations are substantially determined by the difference between the market price of refined products and the market price of crude oil, which is referred to as the crack spread, refining margin or refined product margin. Inland domestic crudes such as WTI are currently priced at a discount to Light Louisiana Sweet, Brent and other crudes traditionally available in the U.S. Gulf Coast. An increasing portion of the crude oil purchased at both the Tyler and El Dorado refineries is priced at a differential to the price per barrel of WTI. We continue to diversify our crude slate sources to strengthen our ability to improve our refining margins per barrel. We believe we have proven our resourcefulness in improving our crude source flexibility through methods such as overcoming supply limitations and disruptions by implementing large-scale rail delivery of supplemental cost-advantaged crude oil to El Dorado in 2012. We also are working to improve our connections to new and existing pipelines so that we can enhance our access to cost advantaged crudes.

Growth Through Internal Projects
We believe we have demonstrated our ability to achieve improved profitability by targeting and completing "quick hit" capital projects that yield immediate improvements to our financial results. We define "quick hit" capital projects as ones that can be accomplished over a short time frame and directly enhance profitability. In 2012, the Light Straight Run/Saturated Gas ("LSR/Sat Gas") project in El Dorado and the vacuum tower bottoms ("VTB") project in Tyler were completed. The LSR/Sat Gas project enabled us to increase our liquid recovery by 1.0% - 1.5% (as a percentage of crude charge), which provided additional contribution margin by burning less propane and butane in our fuel system. The VTB project consisted of the installation of an additional feed tank so that we could process asphalt from our El Dorado refinery in Tyler, producing a higher value light product. We will continue to pursue internal capital projects that will maximize our profitability, enhance the synergies between our facilities, and improve the refining yields in our existing assets.

Expand and Upgrade our Existing Asset Base
We successfully launched the DKL Offering in November 2012. We believe Delek Logistics positions us with opportunities for future growth as our logistics segment provides additional services to third parties and supports our existing assets. We also completed the construction of 6 new MAPCO convenience stores in 2012 and reimaged 16 stores to our MAPCO Mart image. We plan to continue growing our retail presence in new and existing markets by proceeding with our new construction initiatives.

Information About Our Segments

We prepare segment information on the same basis that we review financial information for operational decision making purposes. In conjunction with the DKL Offering, we reclassified certain operating segments. The majority of the assets previously reported as our marketing segment and certain assets previously operated by our refining segment were contributed to Delek Logistics. The results of the operation of these assets are now reported in our logistics segment. Further, certain operations previously included as part of our marketing segment were retained by Holdings and are now reported as part of our refining segment. The historical results of the operation of these assets have been reclassified to conform to the current presentation.

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

Refining System Feedstock Purchases

Our refining system purchases crude oil and other feedstocks through term agreements, some of which may include renewal provisions, and through spot market transactions. The majority of the crude oil we purchase is sourced from inland domestic sources. The majority of our domestic inland crude purchases originate in areas of Texas and Arkansas. In 2012, we also began purchasing crude delivered by rail car that originates primarily in other parts of the United States. A large portion of the crude oil currently purchased at both the Tyler and El Dorado refineries is priced at a differential to the price per barrel of WTI. In most cases, this differential is established during the month prior to the month in which the crude oil is processed at our refineries.

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

Refined Product Sales and Distribution

Our refining segment sells products on a wholesale basis to inter-company and third-party customers located around east Texas, Arkansas, Tennessee and the Ohio River Valley, including gulf coast markets and areas along the Enterprise Pipeline System.

Refining Segment Seasonality

Demand for gasoline and asphalt products is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic and road and home construction. Varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. As a result, the operating results of our refining segment are generally lower for the first and fourth quarters of the calendar year.

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

The principal competitive factors affecting our refinery operations are crude oil and other feedstock costs, the differential in price between various grades of crude oil, refinery product margins, refinery reliability and efficiency, refinery product mix, and distribution and transportation costs.

Refining Segment - Tyler Refinery

Our Tyler refinery has a crude throughput capacity of 60,000 bpd. The Tyler refinery is currently the only major distributor of a full range of refined petroleum products within a radius of approximately 100 miles of its location. The refinery is situated on approximately 100 out of a total of approximately 600 contiguous acres of land (excluding pipelines) that we own in Tyler, Texas and adjacent areas.

The Tyler refinery is designed to process mainly light, sweet crude oil, which is typically a higher quality than heavier, sour crudes. The Tyler refinery has access to crude oil pipeline systems that allow us access to East Texas, West Texas, Gulf of Mexico and foreign crude oils. Most of the crude supplied to the Tyler refinery is delivered by third-party pipelines and through pipelines owned by our logistics segment. The majority of crude oil currently received at the Tyler refinery via pipeline passes through a regional crude distribution center in Longview, Texas.

The table below sets forth information concerning crude oil received at the Tyler refinery:

	Percentage of Crude Oil Received
	Year Ended December 31,
Source	2012	2011
East Texas crude oil	18.8%	17.4%
WTI crude oil	81.2%	79.5%
West Texas sour ("WTS") crude oil	—%	3.1%

The Tyler refinery has a crude oil processing unit with a 60,000 bpd atmospheric column and a 21,000 bpd vacuum tower. The other major processing units at the Tyler refinery include a 20,200 bpd fluid catalytic cracking unit, a 6,500 bpd delayed coking unit, a 22,000 bpd naphtha hydrotreating unit, a 13,000 bpd gasoline hytrotreating unit, a 22,000 bpd distillate hydrotreating unit, a 17,500 bpd continuous regeneration reforming unit, a 5,000 bpd isomerization unit, and a sulfuric alkylation unit with a alkylate production capacity of 4,720 bpd. The Tyler refinery has a Nelson Complexity Factor of 9.5.

The fluid catalytic cracking unit and delayed coker enabled us to produce approximately 96.6% light products in 2012, including primarily a full range of gasoline, diesel, jet fuels, liquefied petroleum gas and natural gas liquids.

The table below sets forth information concerning the throughput at the Tyler refinery:

	Year Ended		Year Ended		Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Bpd	%	Bpd	%	Bpd	%
Refinery throughput (average barrels per day):
Crude:
Sweet	56,426	94.2%	54,291	89.7%	48,300	89.0%
Sour	—	—%	1,737	2.9%	1,700	3.1%
Total crude	56,426	94.2%	56,028	92.6%	50,000	92.1%
Other blendstocks	3,450	5.8%	4,492	7.4%	4,286	7.9%
Total refinery throughput	59,876	100.0%	60,520	100.0%	54,286	100.0%

The Tyler refinery primarily produces two grades of gasoline (premium - 93 octane and regular - 87 octane), as well as aviation gasoline. Diesel and jet fuel products produced at the Tyler refinery include military specification jet fuel (“JP8"), commercial jet fuel, low sulfur diesel and ultra-low sulfur diesel. The Tyler refinery offers both E-10 and biodiesel blended products. In addition to higher-value gasoline and distillate fuels, the Tyler refinery produces small quantities of propane, refinery grade propylene and butanes, petroleum coke, slurry oil, sulfur and other blendstocks.

The table below sets forth information concerning the Tyler refinery's production slate:

	Year Ended		Year Ended		Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Bpd	%	Bpd	%	Bpd	%
Products produced (average barrels per day):
Gasoline	33,045	55.8%	32,407	54.3%	30,019	56.3%
Diesel/jet	21,883	37.0%	22,521	37.7%	19,669	36.9%
Petrochemicals, LPG, NGLs	2,268	3.8%	2,205	3.7%	1,623	3.0%
Other	1,989	3.4%	2,564	4.3%	2,012	3.8%
Total production	59,185	100.0%	59,697	100.0%	53,323	100.0%

We believe that by being able to deliver most of our gasoline and diesel fuel production into the local market through our terminal located at the Tyler refinery, our customers benefit from lower transportation costs compared to alternative sources. Our customers include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, the U.S. government and independent retail fuel operators.

The Tyler refinery's ten largest customers accounted for $1,662.3 million, or 62.5%, of net sales for the Tyler refinery in 2012. One customer accounted for $277.0 million, or 10.4% of the Tyler refinery's net sales in 2012. We have a contract with the U.S. government to supply JP8 to various military facilities that expires on August 31, 2013. The U.S. government solicits competitive bids for this contract annually. Sales under this contract totaled $90.3 million in 2012, or 3.4%, of the Tyler refinery's 2012 net sales.

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

Refining Segment - El Dorado Refinery
Our El Dorado refinery has a crude throughput capacity of 80,000 bpd. The El Dorado refinery is the largest refinery in Arkansas and represents more than 90% of state-wide refining capacity.

The El Dorado refinery is designed to mainly process a combination of sweet, medium-sour and heavy crude oils that blend into a medium gravity sour crude oil. The refinery receives crude by several delivery points, including local crude and other third party pipelines that connect directly into the El Dorado Pipeline System, which runs from Magnolia, Arkansas to the El Dorado refinery (the "El Dorado Pipeline System") and rail at third party terminals.

In 2012, we purchased crude oil for the El Dorado refinery from inland sourced crude from east and west Texas, local sources, including crude gathered through the SALA Gathering System, which is a local domestic crude oil gathering system in the adjacent Arkansas area production fields operated by the logistics segment (the "SALA Gathering System"), rail and reduced amounts of Gulf Coast crude. Logistical constraints limit local producers' ability to ship crude oil economically to regional refineries. Therefore, we are able to purchase local crude at a discount to other crudes, such as WTI or WTS. At present, J. Aron and Company ("J. Aron"), through arrangements with various oil companies, supplies the majority of the El Dorado refinery's crude oil input requirements pursuant to a Master Supply and Offtake Agreement (“Supply and Offtake Agreement").

The table below sets forth information concerning crude oil received at the El Dorado refinery:

	Percentage of Crude Oil Received
	Year Ended December 31,
Source	2012	2011
Gulf Coast crude oil	23.2%	56.1%
Inland/local crude oil	62.4%	33.2%
Foreign crude oil	2.8%	10.7%
Rail crude oil	11.6%	—%
The El Dorado refinery is equipped with a crude oil processing unit with a 100,000 bpd capacity. The actual average annual crude unit throughput will vary based on economics and market requirements, as well as other physical limitations that affect the daily throughput or the utilization rate of the refinery. Because expansion projects for the downstream conversion of units have not been completed, the operable capacity of the El Dorado refinery is estimated at approximately 80,000 bpd. The El Dorado refinery is also equipped with a 55,000 bpd vacuum unit, a 20,000 bpd FCC unit, a 15,300 bpd continuous regenerative catalytic reforming unit, a 7,000 bpd isomerization unit and a 5,000 bpd alkylation unit. The El Dorado refinery has a Nelson Complexity Factor of 9.0.

The table below sets forth information concerning the throughput at the El Dorado refinery:

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011(2)
	Bpd	%	Bpd	%
Refinery throughput (average barrels per day):
Crude:
Sweet	29,982	41.0%	11,063	13.8%
Sour	35,393	48.3%	62,733	78.4%
Total crude	65,375	89.3%	73,796	92.2%
Other blendstocks(1)	7,797	10.7%	6,258	7.8%
Total refinery throughput	73,172	100.0%	80,054	100.0%

(1)	Includes denatured ethanol and biodiesel.

(2)	This information has been calculated based on the 247 days we operated the El Dorado refinery following its acquisition in April 2011.

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

In 2012, gasoline, diesel, liquefied petroleum gas and natural gas liquids accounted for approximately 86.7% of the El Dorado refinery's production, while 13.3% of the product slate included various grades of asphalt, black oils and other residual products.

The table below sets forth information concerning the El Dorado refinery's production slate:

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011(1)
	Bpd	%	Bpd	%
Products produced (average barrels per day):
Gasoline	33,411	46.8%	33,231	41.8%
Diesel	27,163	38.1%	26,726	33.6%
Petrochemicals, LPG, NGLs	1,318	1.8%	1,399	1.8%
Asphalt	6,897	9.7%	14,820	18.7%
Other	2,583	3.6%	3,267	4.1%
Total production	71,372	100.0%	79,443	100.0%

(1)	This information has been calculated based on the 247 days we operated the El Dorado refinery following its acquisition in 2011.

Products manufactured at the El Dorado refinery are sold to retailers through spot sales, commercial contracts and through exchange agreements in markets in Arkansas, Memphis, Tennessee and north into the Ohio River Valley region. The refinery connection to the Enterprise Pipeline System is a key means of product distribution for the refinery given access to third-party terminals in multiple Mid-Continent markets that run adjacent to the system. The refinery also supplies products to exchange partners on the Colonial pipeline systems.

The El Dorado refinery's ten largest customers accounted for $1,225.9 million, or 34.0%, of the El Dorado refinery's net sales in 2012. One customer accounted for $229.3 million, or 6.2% of the El Dorado refinery's net sales in 2012.

Logistics Segment

Overview

Our logistics segment consists of Delek Logistics, a publicly traded master limited partnership, and its subsidiaries. Our consolidated financial statements include its consolidated financial results. As of December 31, 2012, we owned a 60.4% limited partner interest and a 2.0% general partner interest in Delek Logistics.

Our logistics segment owns and operates crude oil and refined products logistics and marketing assets. It generates revenue and subsequently contribution margin, which we define as net sales less cost of goods sold and operating expenses, by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing refined products. A substantial majority of the logistics segment's existing assets are both integral to and dependent upon the successful operation of our refining segment's assets as the logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and east Texas in support of the Tyler and El Dorado refineries. In addition to intercompany services, the logistics segment also provides some crude oil transportation services for, and terminalling and marketing services to third parties in Texas, Tennessee and Arkansas.

Logistics Segment - Wholesale Marketing and Terminalling

The logistics segment owns and operates five light product terminals. One of these terminals, located in Memphis, Tennessee, supports the El Dorado refinery. Another of these terminals, located in Big Sandy, Texas, is expected to support the Tyler refinery by the end of 2013. In addition, the logistics segment provides products terminalling services to independent third parties at its light products terminal in Nashville, Tennessee and it markets light products using terminals in Abilene and San

Angelo, Texas. The logistics segment also markets light products using third-party terminals in Aledo, Odessa, Big Spring and Frost, Texas.

Logistics Segment - Pipelines and Transportation
The logistics segment owns approximately 400 miles of crude oil transportation pipelines, 16 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 1.7 million barrels of active shell capacity. These assets are primarily divided into four operating systems:

•	the Lion Pipeline System, which transports crude oil to, and refined products from the El Dorado refinery (the "Lion Pipeline System");

•	the SALA Gathering System, which gathers and transports crude oil production in southern Arkansas and northern Louisiana, primarily for the El Dorado refinery;

•	the Paline Pipeline System, which will transport crude oil from Longview, Texas to a third party terminal in Nederland, Texas; and

•	the East Texas Crude Logistics System, which currently transports substantially all of the crude oil delivered to the Tyler refinery (the "East Texas Crude Logistics System").

Logistics Segment Supply Agreements

A majority of the petroleum products the logistics segment sells in west Texas are purchased from two suppliers. Under a contract with Noble Petro, Inc. ("Noble"), we can purchase up to 20,350 bpd of petroleum products for the Abilene terminal for sales and exchange at Abilene and San Angelo. This agreement runs through December 2017.

Additionally, we can purchase up to an additional 7,000 bpd of refined products under the terms of a contract with Magellan Asset Services, L.P. This agreement expires on December 14, 2015. The primary purpose of this second contract is to supply products at third-party terminals in Aledo, Frost, Big Spring and Odessa, Texas.

Purchases made under these supply agreements accounted for 78.0% of the total purchases made by the logistics segment during the year ended December 31, 2012.

Related Party Operating Agreements

Lion Oil entered into a pipelines and storage facilities agreement with Delek Logistics under which Delek Logistics provides transportation and storage services to the El Dorado refinery. Under the pipelines and storage facilities agreement, Lion Oil is obligated to meet certain minimum aggregate throughput volumes on the pipelines of Delek Logistics' Lion Pipeline System and SALA Gathering System.

Refining entered into a five-year pipelines and tankage agreement with Delek Logistics pursuant to which Delek Logistics will provide crude oil transportation and storage services for our Tyler refinery. Under the current pipelines and tankage agreement, Refining is obligated to meet minimum aggregate throughput volumes of crude oil. Refining also pays a storage fee for the use of crude oil storage tanks along the East Texas Crude Logistics System.

Logistics Segment Customers

Our logistics segment has various types of customers including major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, and independent retail fuel operators. In general, these customers typically come from within a 100-mile radius of our terminal operations. The largest customer accounted for 17.8% of our logistics segment net sales and the top ten customers accounted for 45.7% of the logistics segment net sales in 2012.

Logistics Segment Seasonality

The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. Varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. In addition, our refining segment often performs planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors can affect the need for crude oil or finished products by our customers and therefore limit our volumes or throughput during these periods and we expect that our operating results will generally be lower during the first and fourth quarters of the calendar year.

Logistics Segment Competition

Our logistics segment faces competition for the transportation of crude oil from other pipeline owners whose pipelines (i) may have a location advantage over our pipelines, or (ii) may be able to transport more desirable crude oil to third parties or (iii) may be able to transport crude oil or finished product at a lower tariff. In addition, the wholesale marketing and terminalling business in general is also very competitive. Our owned refined product terminals, as well as the other third party terminals we use to sell refined products, compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be competitively served by any terminal. Two key markets in west Texas that we serve from our company-owned facilities are Abilene and San Angelo, Texas. We have direct competition from an independent refinery that markets through another terminal in the Abilene market. There are no competitive fuel loading terminals within approximately 90 miles of our San Angelo terminal.

Logistics Segment Activity

The following table summarizes our activity in the wholesale marketing and terminalling portion of our logistics segment:

	Year Ended December 31,
	2012	2011	2010
Operating Information:
West Texas marketing throughputs (average bpd) (1)	16,523	15,493	14,353
Terminalling throughputs (average bpd) (2)	15,420	17,907	—
East Texas marketing throughputs (average bpd)	57,574	57,047	50,173

(1)	Excludes bulk ethanol and biodiesel

(2)
Consists of terminalling throughputs at our Memphis and Nashville, Tennessee terminals. Throughputs for the year ended December 31, 2011 are for the 247 days Delek operated these terminals following their acquisition in April 2011.

The following table summarizes our activity in the pipelines and transportation portion of our logistics segment:

	Year Ended December 31,
	2012	2011	2010
Throughputs (average bpd)
Lion Pipeline System (1):
Crude pipelines (non-gathered)	46,027	57,442	—
Refined products pipelines to Enterprise Systems	45,220	45,337	—
SALA Gathering System (1)	20,747	17,676	—
East Texas Crude Logistics System	55,068	55,341	49,388

(1)	Throughputs for the year ended December 31, 2011 are for the 247 days Delek operated these pipeline systems following their acquisitions in April 2011.

Retail Segment

Overview
As of December 31, 2012, we operated 373 retail fuel and convenience stores located throughout the Southeastern United States. More than 93% of our stores were located in Tennessee, Alabama and Georgia, with additional stores located in Arkansas, Virginia, Kentucky and Mississippi. Our retail locations operate primarily under the MAPCO Express®, MAPCO Mart®, Discount Food MartTM, Fast Food and FuelTM, East Coast®, Delta Express® and Favorite Markets® brands.
During the past seven years we have reimaged or newly constructed approximately 50% of our store network, in each instance adopting the MAPCO Mart® brand. A reimaged location will typically include the re-configuring of the interior of the store, including remodeling surfaces, as well as replacement of certain inside equipment, remodeling the exterior of the store, and new outdoor signage. During 2012, we spent $19.7 million on reimaging 16 stores and constructing six new stores.
We believe that we have established strong brand recognition and market presence in the major retail markets in which we operate. The local markets where we have strong presence include Nashville, Memphis and the Chattanooga/northern Georgia corridor, and our presence is growing in northern Alabama and parts of Arkansas.
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
Retail Network
The majority of our stores are open 24 hours per day, while all sites are open at least 14 hours per day. Our average store size is approximately 2,576 square feet, with approximately 75.6% of our stores being 2,000 or more square feet. We are gravitating towards a larger format store, with our new stores constructed averaging 4,780 square feet.
Our retail fuel and convenience stores typically offer tobacco products and immediately consumable items such as non-alcoholic beverages, beer and a large variety of snacks and prepackaged items. A significant number of the sites also offer state sanctioned lottery games, ATM services and money orders. As of December 31, 2012, we operated 81 quick service restaurants in our store locations. In 48 of these locations, we offer national branded quick service food chains such as Quiznos®, Subway®, and Krispy Krunchy Chicken®. We also have a variety of proprietary in-house, quick service food offerings featuring fried chicken, breakfast biscuits, deli sandwiches and other freshly prepared foods.
Our convenience stores also offer unbranded, "private label" products in select categories. Since launching our first private label products in 2006, private label sales as a percentage of total merchandise sales excluding cigarettes has grown to 5.6% in 2012. Our private label products are generally priced at a substantial discount to their branded, nationally recognized counterparts, yet carry a higher gross profit margin for us, when compared to their counterparts. Our private label program provides quality offerings with price points previously unavailable to our customers in a number of categories. Some of the most recent launches include salty snacks, teas and juices and energy drinks and shots.

Fuel Operations
For 2012, 2011 and 2010, our fuel sales were 79.9%, 79.9%, and 75.9%, respectively, of total net sales for our retail segment.
The following table highlights certain information regarding our continuing fuel operations:

	Year Ended December 31,
	2012	2011	2010

Number of stores (end of period)	373	377	412
Average number of stores (during period)	374	394	428
Retail fuel sales (thousands of gallons)	404,558	409,446	423,509
Average retail gallons per store (based on average number of stores) (thousands of gallons)	1,082	1,039	990
Retail fuel margin (cents per gallon)	$0.146	$0.162	$0.161

We currently operate a fleet of 21 delivery trucks that deliver more than 60% the fuel sold at our retail fuel and convenience stores. We believe that the operation of a proprietary truck fleet enables us to reduce fuel delivery expenses while enhancing service to our locations.
We purchased approximately 60.2% of the fuel sold at our retail fuel and convenience stores in 2012 from four suppliers. The price of fuel purchased is generally based on contractual differentials to local and regional price benchmarks. The initial terms of our supply agreements range from one year to 15 years and generally contain minimum monthly or annual purchase requirements. As of December 31, 2012, we had met our purchase commitments under these contracts and did not carry a liability for the failure to purchase required minimums.
Merchandise Operations
For 2012, 2011 and 2010, our merchandise sales were 20.1%, 20.1%, and 24.1%, respectively, of total net sales for our retail segment.
The following table highlights certain information regarding our continuing merchandise operations:

	Year Ended December 31,
	2012	2011	2010

Comparable store merchandise sales change (year over year)	3.4%	2.3%	4.3%
Merchandise margin	29.3%	29.8%	30.5%
Total merchandise sales (in thousands)	$378,166	$374,580	$384,106
Average number of stores (during period)	374	394	428
Average merchandise sales per average number of stores (in thousands)	$1,011	$951	$897

We purchased approximately 59.5% of our general merchandise, including most tobacco products and grocery items, for 2012 from a single wholesale grocer, Core-Mark International, Inc. ("Core-Mark") pursuant to a contract that expires at the end of 2013. Our other major suppliers include Coca-Cola®, Pepsi-Cola® and Frito Lay®.

Dealer-Operated Stores
Our retail segment also includes a wholesale fuel distribution network that supplies 67 dealer-operated retail locations as of December 31, 2012. In 2012, our dealer net sales represented approximately 5.6% of net sales for our retail segment. Our business with dealers includes a variety of contractual arrangements in some of which we pay a commission to the dealer based on profits from the fuel sales and, in others we supply fuel and invoice the dealer for the cost of fuel plus an agreed upon margin. We also have non-contractual arrangements with dealers in which dealers order fuel from us at their discretion.
Retail Segment Seasonality
Demand for gasoline and convenience merchandise is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. As a result, the operating results of our retail segment are generally lower for the first quarter of the calendar year.
Weather conditions in our operating area also have a significant effect on our operating results. Customers are more likely to purchase higher profit margin items at our retail fuel and convenience stores, such as fast foods, fountain drinks and other beverages and more gasoline during the spring and summer months. Unfavorable weather conditions during these months and a resulting lack of the expected seasonal upswings in traffic and sales could have a negative impact on our results of operations.
Retail Segment Competition
The retail fuel and convenience store business is highly competitive. We compete on a store-by-store basis with other independent convenience store chains, independent owner-operators, major petroleum companies, supermarkets, drug stores, discount stores, club stores, mass merchants, fast food operations and other retail outlets. Major competitive factors affecting us include location, ease of access, pricing, timely deliveries, product and service selections, customer service, fuel brands, store appearance, cleanliness and safety. We believe we are able to compete effectively in the markets in which we operate because our market concentration in most of our markets allows us to improve buying power with our vendors. Our retail segment strategy continues to center on operating a high concentration of sites in a similar geographic region to promote operational efficiencies.

Information Technology

We believe that our significant investments in Information Technology ("IT") offers us a strategic advantage in support of our various business units. In 2012, we focused on making improvements in all areas of IT including communications, hardware, and systems. Capital investments focused on the modernization of core elements of the infrastructure including communication devices, servers and storage. We believe this not only enhanced system performance, but also reduces risk due to less downtime and increased communication speeds. In addition, telecommunications systems were improved by implementation of new phone technology and redundant data communication services. We also began the standardization of our financial and accounting processes by upgrading and expanding our Enterprise Resource Planning solution. We believe business process redesign resulted in a higher level of consistency in our operations by taking advantage of new system tools including the application of responsive analytics and reporting. We also believe these improvements have enhanced our ability to respond to customer and market requirements and set the foundation for future growth.
Most of the retail segment's stores are connected through a high speed network that provides near real time information in support of merchandise pricing management, store security, fraud prevention, in-store training, and customer point of sale processing. The architecture and design of the store systems provide the flexibility to continue the expansion to new services that require access through a secure Internet connection adhering to Payment Card Industry ("PCI") data security standards. We believe our use of custom and off-the-shelf applications and programs gives us the ability to take advantage of standardization, while offering the flexibility and responsiveness to change. For example, in 2012 numerous new services were added to the retail segment including, postal services, bill pay kiosks, and implementation of a customer loyalty based program. Technology focused opportunities are continually evaluated and leveraged in our ongoing efforts to improve the customer experience and enhance revenue generation.

Governmental Regulation and Environmental Matters
Environmental Matters
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the United States Environmental Protection Agency ("EPA"), the U.S. Department of Transportation / Pipeline and Hazardous Materials Safety Administration, the Occupational Safety and Health Administration ("OSHA"), the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our refineries, terminals, pipelines, underground storage tanks ("USTs") and related operations, and may be subject to revocation, modification and renewal.
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
The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of our ordinary operations, our various businesses generate waste, some of which falls within the statutory definition of a hazardous substance and some of which may have been disposed of at sites that may require future cleanup under Superfund. At this time, our El Dorado refinery has been named as a minor potentially responsible party at one site for which we believe future costs to us will not be material.

We carried a liability of approximately $12.4 million as of December 31, 2012 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for on-going investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries, prior to our acquisitions of these facilities, for known contamination of soil and groundwater as well as estimated costs for additional issues which have been identified subsequent to the purchase. We expect approximately $0.9 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.1 million in other current assets and $0.8 million in other non-current assets and in our condensed consolidated balance sheet as of December 31, 2012. Approximately $2.0 million of the liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.

On March 9, 2013, a release of crude oil was detected within a pumping facility owned by our logistics segment located west of our El Dorado refinery. We are currently in the process of working with the EPA to respond to the released crude oil and believe we will ultimately recover the substantial majority of the released crude oil. For a full description of this incident, please see "Crude Oil Release" under Item 9B, Other Information, of this Annual Report on Form 10-K.

Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts.

Both of our refineries have negotiated consent decrees, referred to as Global Refining Settlements, with the EPA and the United States Department of Justice (the "DOJ") regarding certain Clean Air Act requirements. The State of Arkansas is also a party to the El Dorado refinery consent decree. The El Dorado refinery consent decree was effective in June 2003 and the Tyler refinery consent decree became effective in September 2009. Neither consent decree alleges any violations pertaining to our operation of the refineries, and the prior operators were responsible for payment of the assessed penalties. All capital projects required by the consent decrees have been completed; however, the consent decrees require certain on-going operational changes and work practices. Although the consent decrees will remain in force for several years, we believe any costs resulting from these changes and compliance with the consent decrees will not have a material adverse effect upon our business, financial condition or operations.
In 2008, the El Dorado refinery signed a Consent Administrative Order ("CAO") that was in effect through 2009 with the State of Arkansas with regard to wastewater discharges. In conjunction with three other area dischargers, including the city of El Dorado Water Utilities, the El Dorado refinery applied for and was granted a National Pollutant Discharge Elimination System ("NPDES") permit for a combined discharge to the Ouachita River. In connection with the CAO, the El Dorado refinery and the three other dischargers have designed, are constructing and will jointly operate an approximately 20 mile wastewater pipeline to convey treated, commingled waste water to the Ouachita River. Construction of the pipeline is underway and expected to be completed by the third quarter of 2013. The EPA was not a party to the Arkansas CAO and in late 2011 referred an enforcement action to the DOJ with regard to historical and on-going waste water discharges that we believe will be remedied by the Ouachita River pipeline. We are in discussions with the EPA and the DOJ regarding penalties and interim actions and have accrued an amount expected to cover the penalty. We anticipate finalizing a Consent Decree with the DOJ in the first half of 2013 and do not believe the settlement will have a material adverse effect upon our business, financial condition or operations.
In 2007, the EPA issued final Mobil Source Air Toxic II rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter 2010 to partially reduce gasoline benzene levels. However, it is necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. We accrue as a liability or asset any credit deficit or excess. Although credits have been acquired that cover Tyler's current obligation, we cannot assure you that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits. A project to reduce gasoline benzene levels below the required compliance level was completed at the El Dorado refinery in June 2011 and credits generated by that refinery have been and in the future can be used to partially meet the Tyler refinery's credit requirement.
Various legislative and regulatory measures to address climate change and greenhouse gas ("GHG") emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and recently enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as mobile transportation sources. We are not aware of any state or regional initiatives for controlling GHG emissions that would affect our refineries. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs.
Since the 2010 calendar year, EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Effective January 2, 2011, the EPA began regulating GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration and Federal Operating Permit (Title V) programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies. The EPA also has indicated that it intends to regulate refinery GHG emissions from new and existing sources through a New Source Performance Standard ("NSPS"), although there is no firm proposal for such regulation.
In mid-2012 the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants, although our refineries have not received any associated inquiries or requests for information and are not a party to any associated enforcement action at this time. In September 2012, the EPA finalized revisions to the NSPS for Petroleum Refineries (NSPS Subpart Ja) that primarily affects flares and process heaters. We believe our existing process heaters meet the applicable requirements. Affected flares have three years to comply with the new standard and it is likely the standard will impact the way some flares at our Tyler and El Dorado refineries are designed and/or operated. We are planning capital projects at our refineries related to flare compliance with NSPS Subpart Ja that will be implemented in 2014-2015. The EPA has also announced its intent to further regulate refinery air emissions, through additional NSPS and National Emission Standards for Hazardous Air Pollutants to be proposed in late 2013 but the EPA has not released enough information regarding these rules to estimate the potential cost for compliance.
In 2010, the EPA and the Department of Transportation's National Highway Traffic Safety Administration ("NHTSA") finalized new standards raising the required Corporate Average Fuel Economy ("CAFE") of the nation's passenger fleet by 40% to approximately 35 miles per gallon ("mpg") by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the DOT finalized first-time standards for fuel economy of medium and heavy duty trucks. In September 2012, the EPA and NHTSA finalized rules raising the CAFE and GHG standards for passenger vehicles beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 mpg by 2025. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed below, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at our refineries, as well as at our convenience stores.
The Energy Independence and Security Act of 2007 ("EISA") increased the amounts of renewable fuel required to be blended into domestic transportation fuel supplies by the Energy Policy Act of 2005 to 32 billion gallons by 2022. The Renewable Fuel Standard - 2 rule ("RFS-2"), finalized by the EPA in 2010 to implement EISA, requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 9.2% of combined gasoline and diesel volume in 2012, increasing to 10.0% in 2013 and escalating annually to approximately 18% by 2022. Because the mandate requires specified volumes of biofuels, if the demand for motor fuels decreases in future years even higher percentages of biofuels may be required. Alternatively, credits, called Renewable Identification Numbers ("RINs") can be used instead of physically blending biofuels. The Tyler refinery began supplying a 10% ethanol gasoline blend (E-10) in January 2008 and biodiesel blends in June 2011. The El Dorado refinery completed projects at the truck loading rack in June 2011 to make E-10 available and in July 2012 to make biodiesel blends available. We are implementing additional projects at our refineries and terminals that will allow blending increasing amounts of ethanol and biodiesel into our fuels in future years.
The EPA is expected to propose and finalize Tier 3 gasoline rules in 2013 requiring a reduction in annual average gasoline sulfur content from 30 parts per million ("ppm") to 10 ppm by late 2016. The rule will also likely require a reduction in the maximum per-gallon sulfur content from the current limit of 80 ppm although the EPA has not indicated what that new limit will be. We anticipate that the Tyler refinery will meet these new limits with only minor operational changes, but capital projects may be required for additional sulfur removal capacity at the El Dorado refinery.
The EPA requested information pertaining to the November 2008 explosion and fire at the Tyler refinery and conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards. In late 2011, the EPA referred an enforcement action to the DOJ and we are in discussions with the EPA and the DOJ regarding what, if any, penalties and/or interim actions may be necessary.
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines may be subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act ("ICA") or by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. We have evaluated and are continuing to evaluate the extent to which our pipelines are subject to such regulation. To the extent we determine that the rates and terms and conditions of service of our pipelines are subject to regulation, we have filed or intend to file tariffs with FERC or the appropriate state regulatory commissions, or, in certain cases, to seek waiver of the requirement to file tariffs, and to comply with all regulatory requirements imposed by those agencies.
FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce, be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. Under the ICA, shippers may challenge new or existing rates or services. FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period.

While FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier by publishing tariffs and providing transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination.

Employees

As of December 31, 2012, we had 4,033 employees, of whom 768 were employed in our refining segment, 111 were employed by Delek for the benefit of our logistics segment, 3,049 were employed either full or part-time in our retail segment and 105 were employed by Holdings. As of December 31, 2012, 165 operations and maintenance hourly employees and 35 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2015. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2015.  As of December 31, 2012, 174 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2014. None of our employees in our logistics or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

Trade Names, Service Marks and Trademarks

We regard our intellectual property as being an important factor in the marketing of goods and services in our retail segment. We own, have registered or applied for registration of a variety of trade names, service marks and trademarks for use in our business. We own the following trademark registrations issued by the United States Patent and Trademark Office: MAPCO®, MAPCO MART®, MAPCO EXPRESS & Design®, EAST COAST®, GRILLE MARX®, CAFÉ EXPRESS FINEST COFFEE IN TOWN MAPCO & Design®, GUARANTEED RIGHT! MAPCO EXPRESS & Design®, FAVORITE MARKET®, FLEET ADVANTAGE®, DELTA EXPRESS® and LION & Design®. While we do not have and have not applied for a federally registered trademark for DISCOUNT FOOD MARTTM or FAST FOOD AND FUELTM, we do claim state and/or common law trademark rights in these names. Our right to use the "MAPCO" name is limited to the retail fuel and convenience store industry. We are not otherwise aware of any facts which would negatively impact our continuing use of any of our trade names, service marks or trademarks.

Available Information

Our Internet website address is www.DelekUS.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission ("SEC") are available on our Internet website in the "Investor Relations" section, free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our Corporate Governance Guidelines, Code of Business Conduct & Ethics and the charters of our board of directors' committees in the "Corporate Governance" section of our website accessible by navigating to the "About Us" section on our Internet website. Our governance documents are available in print to any stockholder that makes a written request to the Secretary, Delek US Holdings, Inc., 7102 Commerce Way, Brentwood, Tennessee 37027.

Glossary of Terms
The following are definitions of certain industry terms used in this Form 10-K:
Alkylation Unit - A refinery unit utilizing an acid catalyst to combine smaller hydrocarbon molecules to form larger molecules in the gasoline boiling range to produce a high octane gasoline blendstock which is referred to as alkylate.
Amine Regeneration Unit (ARU) - A unit that is used to strip out absorbed sulfur-containing gases from the rich amine to restore the amine so it can be re-used again in the process as lean amine to absorb additional sulfur-containing gases (sour gas).
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
Mid-Continent Region - commonly referred to as PADD II, includes the states of North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Minnesota, Iowa, Missouri, Wisconsin, Illinois, Michigan, Indiana, Ohio, Kentucky and Tennessee.
NaSH Unit - A refinery process that uses caustic to capture hydrogen sulfide from sour gas streams to produce sodium hydrosulfide.
Naphtha - A hydrocarbon fraction that is used as a gasoline blending component, a feedstock for reforming and as a petrochemical feedstock.
Nelson Complexity Index - A measure of secondary conversion capacity of a refinery relative to its primary distillation capacity. Generally, more complex refineries have a higher index number.
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
Pounds per Square Inch, Gauge (psig) - a unit of pressure.
Refining margin, refined product margin or crack spread - A metric used in the refining industry to assess a refinery's product margins by comparing the difference between the price of refined products produced at the refinery and the price of crude oil required to produce those products.
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
Turnaround - A periodic shutdown of refinery process units to perform routine maintenance to restore the operation of the equipment to its former level of performance. Turnaround activities normally include cleaning, inspection, refurbishment and equipment and piping repair and replacements. It is also common to use turnaround periods to change catalysts or to implement capital project improvements.
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

ITEM 1A.    RISK FACTORS

We are subject to numerous known and unknown risks, many of which are presented below and elsewhere in this Annual Report on Form 10-K. You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K in evaluating us and our common stock. Any of the risk factors described below or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Industries

Our refining margins have been volatile and are likely to remain volatile, which may have a material adverse effect on our earnings and cash flows.

Our earnings, cash flow and profitability from our refining operations are substantially determined by the difference between the market price of refined products and the market price of crude oil, which is referred to as the crack spread or refining margin. Refining margins historically have been volatile and are likely to continue to be volatile, as a result of numerous factors beyond our control, including volatility in the prices of the various types of crude oil and other feedstocks purchased by our refineries, volatility in the costs of natural gas and electricity used by our refineries, and volatility in the prices of gasoline and other refined petroleum products sold by our refineries. Although we monitor our refinery operating margins and seek to optimize results by adjusting throughput volumes, throughput types and product slates, there are inherent limitations on our ability to offset the effects of adverse market conditions. Our acquisition of the El Dorado refinery in April 2011 more than doubled our refining capacity and increased our exposure to this volatility.

For example, although there are differences between published prices and margins and those experienced in our operations, certain published data illustrate the volatility we encounter. The New York Mercantile Exchange ("NYMEX") price for domestic light sweet crude oil (NYMEX: CL), the U.S. Gulf Coast price for unleaded gasoline (Platts U.S. Gulf Coast Pipeline Conventional 87 CBOB) and the Gulf Coast 5-3-2 crack spread have fluctuated between the following highs and lows during the preceding three calendar years:

	Year Ended		Year Ended		Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Low	High	Low	High	Low	High

NYMEX crude oil (per barrel)	$77.69	$109.77	$75.67	$113.93	$68.01	$91.51
U.S. Gulf Coast Unleaded Gasoline (per gallon)	$2.27	$3.29	$2.31	$3.40	$1.83	$2.41
U.S. Gulf Coast crack spread (per barrel)	$15.59	$39.05	$10.40	$36.64	$4.58	$14.26

Such volatility is affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign supply and demand for crude oil and refined products;

•	the level of foreign and domestic production of crude oil and refined petroleum products;

•	increased regulation of feedstock production activities such as hydraulic fracturing;

•	infrastructure limitations that restrict, or events that disrupt, the distribution of crude oil, other feedstocks and refined petroleum products;

•	investor speculation in commodities;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, Africa, the former Soviet Union, and South America;

•	the ability of the members of the Organization of Petroleum Exporting Countries to maintain oil price and production controls;

•	pricing and other actions taken by competitors that impact the market;

•	the level of crude oil, other feedstocks and refined petroleum products imported into and exported out of the United States;

•	excess capacity and utilization rates of refineries worldwide;

•	development and marketing of alternative and competing fuels, such as ethanol and biodiesel;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

•	local factors, including market conditions, adverse weather conditions and the level of operations of other refineries and pipelines in our markets;

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

In addition, our Tyler refinery has historically processed primarily light sweet crude oils, while our El Dorado refinery has historically processed primarily sour crude oils. Due to increasing demand for lower sulfur fuels, light sweet crude oils have historically been more costly than heavy sour crude oils, and an increase in the cost of light sweet crude oils could have a material adverse effect on our business, financial condition and results of operations.

Also, the price for a significant portion of the crude oil processed at our refineries is based upon the WTI benchmark for such oil rather than the Brent benchmark. While the prices for WTI and Brent have historically corresponded to one another, elevated inventories of WTI-priced crude oil in the Mid-Continent region have caused WTI prices to fall significantly below Brent prices in recent years. During the years ended December 31, 2011 and December 31, 2012, this differential ranged from highs of $27.88 and $25.53, respectively, to lows of $3.29 and $9.17, respectively. Our ability to purchase and process favorably priced crude oils has allowed us to achieve higher net income and cash flow during the 2011 and 2012 fiscal years. We cannot assure you that these favorable conditions will continue. A substantial or prolonged narrowing in (or inversion to) the price differential between the WTI and Brent benchmarks for any reason, including, without limitation, actual or perceived reductions in Mid-Continent inventories, could negatively impact our earnings and cash flows. In addition, because the premium or discount we pay for a portion of the crude oil processed at our refineries is established based upon this differential during the month prior to the month in which the crude oil is processed, rapid decreases in the differential may negatively affect our results of operations and cash flows.

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

Our industry is subject to extensive laws, regulations and other requirements including, but not limited to, those relating to the environment, safety, pipeline tariffs, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility, the sale of alcohol and tobacco and other requirements. These laws and regulations are enforced by federal agencies including the EPA, the U.S. Department of Transportation, the Pipeline and Hazardous Materials Safety Administration, the Federal Motor Carrier Safety Administration, OSHA and FERC, and state agencies such as the Texas Commission on Environmental Quality and the Arkansas Department of Environmental Quality, the Railroad Commission of Texas and the Tennessee Department of Environment and Conservation as well as numerous other state and federal agencies. A violation of any of these requirements could have a material adverse effect on our business, financial condition and results of operations.

Ongoing compliance with laws, regulations and other requirements could also have a material adverse effect on our business, financial condition and results of operations. Under various federal, state and local environmental requirements, as the owner or operator of refineries and retail locations, we may be liable for the costs of removal or remediation of contamination at our existing or former locations, whether we knew of, or were responsible for, the presence of such contamination. We have incurred such liability in the past and several of our current and former locations are the subject of ongoing remediation projects. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of these substances at sites where they are located, regardless of whether the site is owned or operated by that person. We typically arrange for the treatment or disposal of hazardous substances in our refining operations. We do not typically do so in our retail operations, but we may nonetheless be deemed to have arranged for the disposal or treatment of hazardous substances. Therefore, we may be liable for removal or remediation costs, as well as other related costs, including fines, penalties and damages resulting from injuries to persons, property and natural resources. One of our refineries is a minor potentially responsible party at a superfund site for which we expect our costs to be non-material. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire.

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

In 2012, the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants and finalized revisions to NSPS Subpart Ja that primarily affects flares and process heaters. Affected flares have three years to comply with the new standard and it is likely the standard will impact the way some flares at our refineries are designed and/or operated. We are planning capital projects at our refineries related to flare compliance with NSPS Ja that are expected to implemented by 2015. We believe our existing process heaters meet the applicable NSPS Ja requirements, and our refineries have not received any inquiries or requests for information from EPA regarding flaring operations and are not a party to any associated enforcement action at this time. The EPA has also announced its intent to further regulate refinery air emissions from a variety of sources (such as cokers, flares, tanks, and other process units) through additional NSPS and National Emission Standards for Hazardous Air Pollutants to be proposed in 2013. However, the EPA has not released sufficient information regarding these rules to estimate the potential cost for compliance

In 2007, the EPA issued final Mobile Source Air Toxic II rules for gasoline formulation that required the reduction of average benzene content beginning January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We currently purchase credits to comply with these content requirements for one of our refineries but there can be no assurance that such credits will be available or that they will continue to be available for purchase at reasonable prices. The EPA is expected to propose and finalize Tier 3 gasoline rules in 2013 requiring a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm by late 2016. The rule will also likely require a reduction in the maximum per-gallon sulfur content from the current limit of 80 ppm although EPA has not indicated what that new limit will be. We anticipate that the Tyler refinery will meet these new limits with only minor operational changes, but capital projects may be required for additional sulfur removal capacity at the El Dorado refinery.

Environmental regulation is becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed. Compliance with any future legislation or regulation of our produced fuels, including renewable fuel or carbon content; GHG emissions; sulfur, benzene or other toxic content; vapor pressure; or other fuel characteristics, may result in increased capital and operating costs and may have a material adverse effect on our results of operations and financial condition. While it is impractical to predict the impact that potential regulatory and activist activity may have, such future activity may result in increased costs to operate and maintain our facilities, as well as increased capital outlays to improve our facilities. Such future activity could also adversely affect our ability to expand production, result in damaging publicity about us, or reduce demand for our products. Our need to incur costs associated with complying with any resulting new legal or regulatory requirements that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations.

For examples of two of our current regulatory actions with the EPA, please see "Government Regulation and Environmental Matters" under Item 1, Business, and Item 3, Legal Proceedings, of this Annual Report on Form 10-K.

Increased supply of and demand for alternative transportation fuels, increased fuel economy standards and increased use of alternative means of transportation could lead to a decrease in transportation fuel prices and/or a reduction in demand for petroleum-based transportation fuels.

Pursuant to the EISA, the EPA promulgated RFS-2 requiring refiners to blend "renewable fuels" such as ethanol and biodiesel, with their petroleum fuels or purchase renewable energy credits (RINs) in lieu of blending. The volume of renewable fuels required by the EISA increases from 9 billion gallons in 2008 to 36 billion gallons in 2022. Annually, the EPA establishes the volume of renewable fuels that refineries must blend into their finished petroleum fuels as a percentage of their gasoline and diesel sales. RFS-2 requires displacing increasing amounts of petroleum-based transportation fuels with biofuels, beginning with approximately 7.8% and 9.2% in 2011 and 2012, respectively, increasing to 9.6% in 2013 and escalating to 18% or more in 2022, depending on demand for gasoline and diesel. If we are unable to pass the costs of compliance with RFS-2 on to our customers, our profits will be adversely impacted. Moreover, if sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs or if we are otherwise unable to meet the RFS-2 mandates, our business, financial condition and results of operations could be materially adversely affected.

Beginning in 2013-2014, meeting the RFS-2 volume mandates will require that gasoline contain more than the 10% ethanol (E-10) present in almost all gasoline sold today. In 2011, EPA approved the use of gasoline blends containing 85% gasoline and 15% ethanol (E-15) for use in model year 2001 and later vehicles. However, studies show that E-15 may cause engine and fuel system damage, vehicle manufacturers do not recommend using E-15 except in their "Flex Fuel" vehicles and most existing USTs and retail dispenser systems are not certified by Underwriters Laboratory, local fire codes or the EPA for use with gasoline blends containing more than 10% ethanol. Flex Fuel vehicles can utilize gasoline blends containing up to 85% ethanol (E-85) but there are relatively few such vehicles on the road, there are few E-85 retail locations and the use of E-85 results in significant reductions in fuel economy. These and other impediments may present challenges to blending the required volumes of ethanol. If adequate supplies of the required types of biofuels are unavailable in volumes sufficient to meet our requirement, if we are unable to physically blend the required biofuel volumes without exceeding 10% ethanol, or if RINs are not available in sufficient volumes or at economical prices, refinery production or profitability could be negatively affected.

In addition, as regulatory initiatives have required an increase in the consumption of renewable transportation fuels such as ethanol and biodiesel, consumer acceptance of alternative vehicles such as electric and hybrid vehicles is increasing. Increased use of renewable fuels and alternative vehicles may result in a decrease in demand for petroleum-based transportation fuels. Increased use of renewable fuels may also result in an increase in transportation fuel supply relative to decreased demand and a corresponding decrease in margins. A significant decrease in transportation fuel margins or demand for petroleum-based transportation fuels could have an adverse impact on our financial results. As described above, RFS-2 requires displacement of increasing amounts of petroleum-based transportation fuels with biofuels through 2022. RFS-2 and widespread use of E15 could cause decreased crude runs and materially affect our profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced products.

Finally, the EPA and the NHTSA finalized new standards in 2010 that raised the required CAFE of the nation's passenger fleet by 40% to approximately 35 mpg by 2016 and imposed the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the Department of Transportation finalized first-time standards for fuel economy of medium and heavy duty trucks. In September 2012, the EPA and NHTSA finalized rules raising the CAFE and GHG standards for passenger vehicles beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 mpg by 2025. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at our refineries and convenience stores.

Legislative and regulatory measures to address climate change and GHG emissions could increase our operating costs or decrease demand for our refined products.

Various legislative and regulatory measures to address climate change and GHG emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and recently enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as mobile transportation sources and fuels. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating costs. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in the prices of refined products resulting from such increased costs could have a material adverse effect on our business, financial condition or results of operations.

Since the 2010 calendar year, EPA rules require that we report GHG emissions from our refinery operations and consumer use of products produced at our refineries on an annual basis. While the cost of compliance with the rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHGs. In January 2011, the EPA began regulating GHG emissions from refineries and other major sources through the PSD and Federal Operating Permit (Title V) programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies. The EPA has announced its intent to further regulate refinery GHG emissions through a NSPS although the timing of the EPA's proposal is currently unclear. GHG regulation could also impact the consumption of refined products, thereby affecting our refinery operations.

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

We do not engage in petroleum exploration or production and therefore do not produce any of our crude oil feedstocks. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production. Competitors that have their own crude oil production are at times able to offset losses from refining operations with profits from producing operations and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. If we are unable to compete effectively with these competitors, there could be a material adverse effect on our business, financial condition, and results of operations.

Decreases in commodity prices may lessen our borrowing capacities, increase collateral requirements for derivative instruments or cause a write-down of inventory.

The nature of our business requires us to maintain substantial quantities of crude oil, refined petroleum product and blendstock inventories. Because crude oil and refined petroleum products are commodities, we have no control over the changing market value of these inventories. For example, reductions in the value of our inventories or accounts receivable as a result of lower commodity prices could result in a reduction in our borrowing base under the revolving credit facility for the Tyler refinery and a reduction in the amount of financial resources available to meet the Tyler refinery's capital requirements. Further, if at any time our availability under the revolving credit facility falls below certain thresholds, we may be required to take steps to reduce our utilization under the credit facility. In addition, decreases in commodity prices may require us to post substantial amounts of cash collateral to some or all of our hedging counterparties in order to maintain any hedging positions. Finally, because our inventory is valued at the lower of cost or market value, we would record a write-down of inventory and a non-cash charge to cost of sales if the market value of our inventory were to decline to an amount below our cost.

A terrorist attack on our assets, or threats of war or actual war, may hinder or prevent us from conducting our business.

Terrorist attacks in the United States, as well as events occurring in response to or in connection with them, including political instability in various Middle Eastern countries, may harm our business. Energy-related assets (which could include refineries, pipelines and terminals such as ours) may be at greater risk of future terrorist attacks than other possible targets in the United States. In addition, the State of Israel, where our majority stockholder, Delek Group, is based, has suffered armed conflicts and political instability for many years. We may be more susceptible to terrorist attack as a result of our connection to an Israeli owner.

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

Risks Relating to Our Business

We are particularly vulnerable to disruptions to our refining operations because our refining operations are concentrated in two facilities.

Because all of our refining operations are concentrated in the Tyler and El Dorado refineries, significant disruptions at either facility could have a material adverse effect on our business, financial condition or results of operations. Refining segment contribution margin comprised approximately 88.9%, 85.3% and 48.0% of our consolidated contribution margin for the 2012, 2011 and 2010 fiscal years, respectively. We expect to perform a maintenance turnaround of each processing unit at each of our refineries, some in 2013 and the remainder in 2014. Depending on which units are affected, all or a portion of each refinery's production may be disrupted during a turnaround.

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

We may experience unanticipated increases in the cost, scope and completion time for our improvement, maintenance and repair projects at our refineries. Refinery projects are generally initiated to increase the yields of higher-value products, increase our ability to process lower cost crude oils, increase production capacity, meet new regulatory requirements or maintain the safe and reliable operations of our existing assets. Equipment that we require to complete these projects may be unavailable to us at expected costs or within expected time periods. Additionally, employee or contractor labor expense may exceed our expectations. Due to these or other factors beyond our control, we may be unable to complete these projects within anticipated cost parameters and timelines. In addition, the benefits we realize from completed projects may take longer to achieve and/or be less than we anticipated. Our inability to complete and/or realize the benefits of refinery projects in a cost-efficient and timely manner could have a material adverse effect on our business, financial condition and results of operations.

The dangers inherent in our operations could cause disruptions and expose us to potentially significant costs and liabilities.

Our refining and logistics operations are subject to significant hazards and risks inherent in transporting, storing and processing crude oil, intermediate products and refined petroleum products. These hazards and risks include, but are not limited to, natural or weather-related disasters, fires, explosions, pipeline ruptures and spills, trucking accidents, train derailments, third party interference, mechanical failure of equipment and other events beyond our control. The occurrence of any of these events could result in production and distribution difficulties and disruptions, personal injury or death, environmental pollution and other damage to our properties and the properties of others. For example, a fire at our Tyler refinery in November 2008 resulted in two employee deaths, third party claims and a suspension of production that continued until May 2009.

Because of these inherent dangers, our refining and logistics operations are subject to various laws and regulations relating to occupational health and safety, process and operating safety and environmental protection. Continued efforts to comply with applicable laws and regulations related to health, safety and the environment, or a finding of non-compliance with current regulations, could result in additional capital expenditures or operating expenses, as well as fines and penalties.

In addition, our refineries, pipelines and terminals are located in populated areas and any release of hazardous material or catastrophic event could affect our employees and contractors as well as persons outside our property. Our crude and product pipelines cross populated and/or environmentally sensitive areas and waterways that could be severely impacted in the event of a release.

We also operate a fleet of rail cars and trucks that regularly transport crude oil, highly combustible refined fuels and other hazardous substances on public railways and roads. An accident involving one of our rail cars or trucks could result in significant personal injuries and/or property damage.

In the event that personal injuries or deaths result from such events, or there are natural resource damages, we would likely incur substantial legal costs and liabilities. The extent of these costs and liabilities could exceed the limits of our available insurance. As a result, any such event could have a material adverse effect on our business, results of operations and cash flows.

We depend upon our logistics segment for a substantial portion of the crude supply and distribution networks that serve our refineries.

Our logistics segment consists of Delek Logistics, a publicly traded master limited partnership, and our consolidated financial statements include its consolidated financial results. As of December 31, 2012, we owned a 62.4% interest in Delek Logistics, including the 2% general partner interest. Delek Logistics operates a system of crude oil and refined product pipelines, distribution terminals and tankage in Arkansas, Louisiana, Tennessee and Texas. Delek Logistics generates revenues by charging tariffs for transporting crude oil and refined products through its pipelines, by leasing pipeline capacity to third parties, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals.

Our refineries are substantially dependent upon Delek Logistics' assets and services under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2017 through 2022. Delek Logistics is subject to its own operating and regulatory risks, including, but not limited to:

•its reliance on significant customers, including us;
•macroeconomic factors such as commodity price volatility that could affect its customers' utilization of its assets;
•its reliance on us for near-term growth;
•sufficiency of cash flow for required distributions;
•counterparty risks such as creditworthiness and force majeure;
•competition from third party pipelines and terminals and other competitors in the transportation and marketing industries;
•environmental regulations;
•operational hazards and risks;
•pipeline tariff regulations;
•limitations on additional borrowings and other restrictions in its debt agreements; and
•other financial, operational and legal risks.

The occurrence of any of these risks could directly or indirectly affect Delek Logistics' financial condition, results of operations and cash flows. Because Delek Logistics is our consolidated subsidiary, the occurrence of any of these risks could also affect our financial condition, results of operations and cash flows. Additionally, if any of these risks affect Delek Logistics' viability, its ability to serve our supply and distribution network needs will be jeopardized.

For additional information about Delek Logistics, see "Logistics Segment" under Item 1, Business, and "Terminals and Pipelines" under Item 2, Properties, of this Annual Report on Form 10-K.

Interruptions or limitations in the supply and delivery of crude oil or the supply and distribution of refined products may negatively affect our refining operations and inhibit the growth of our refining operations.

We rely on Delek Logistics and third party transportation systems for the delivery of crude oil to our refineries. We could experience an interruption or reduction of supply and delivery, or an increased cost of receiving crude oil, if the ability of these systems to transport crude oil is disrupted because of accidents, adverse weather conditions, governmental regulation, terrorism, maintenance or failure of pipelines or other delivery systems, other third-party action or other events beyond our control. The unavailability for our use for a prolonged period of time of any system of delivery of crude oil could have a material adverse effect on our business, financial condition or results of operations. For example, on two separate occasions since we assumed control of the El Dorado refinery in April 2011, a third party pipeline operator has temporarily suspended crude oil shipments on a pipeline system that supplies significant amounts of crude oil to the refinery. In May 2011, the suspension resulted from flooding along the Mississippi River and lasted approximately five weeks. In April 2012, the suspension resulted from a pipeline rupture and lasted approximately ten months. In each instance, the El Dorado refinery operated at reduced throughput rates until the pipeline system resumed normal operations.

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

In addition, the El Dorado refinery distributes most of its light product production through a third-party pipeline system. An interruption to or change in the operation of the third-party pipeline system may result in a material restriction to our distribution channels. Because demand in the El Dorado market is limited, a material restriction to the El Dorado refinery's distribution channels may cause us to reduce production and may have a material adverse affect on our business, financial condition and results of operations.

Finally, our West Texas terminals sell refined products produced by refineries owned mostly by third parties. In 2012, these terminals received nearly all of their supply of refined products from two suppliers. We could experience an interruption or termination of supply or delivery of refined products if our suppliers partially or completely ceased operations, temporarily or permanently. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. In addition, any reduction in capacity of other pipelines that connect with our suppliers' pipelines or our pipelines due to testing, line repair, reduced operating pressures, or other causes could result in reduced volumes of refined product supplied to our West Texas terminals. A reduction in the volume of refined products supplied to our West Texas terminals could adversely affect our sales and earnings.

General economic conditions may adversely affect our business, operating results and financial condition.

Economic slowdowns may have serious negative consequences for our business and operating results because our performance is subject to domestic economic conditions and their impact on levels of consumer spending. Some of the factors affecting consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth based on declines in equity markets and residential real estate values, adverse developments in mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. During a period of economic weakness or uncertainty, current or potential customers may travel less, reduce or defer purchases, go out of business or have insufficient funds to buy or pay for our products and services.

Moreover, a financial market crisis may have a material adverse impact on financial institutions and limit access to capital and credit. This could, among other things, make it more difficult for us to obtain (or increase our cost of obtaining) capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

Finally, substantially all of our retail fuel and convenience stores are located in the southeastern United States, primarily in the states of Alabama, Georgia and Tennessee. As a result, our results of operations are particularly vulnerable to general economic conditions in that region. An economic downturn in the southeastern United States could cause our sales and the value of our assets to decline and have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2012, we had total debt of $362.2 million, including current maturities of $52.2 million. In addition to our outstanding debt, as of December 31, 2012, our letters of credit issued under our various credit facilities were $181.9 million. Our borrowing availability under our various credit facilities as of December 31, 2012 was $373.7 million.

Our level of debt could have important consequences for us. For example, it could:

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

If we are unable to meet our principal and interest obligations under our debt and lease agreements, we could be forced to restructure or refinance our obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all. Our default on any of those agreements could have a material adverse effect on our business, financial condition and results of operations. In addition, if new debt is added to our current debt levels, the related risks that we now face could intensify.

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

Other restrictive covenants require that we meet certain financial covenants, including leverage coverage, fixed charge coverage and net worth tests as described in the credit facility agreements. In addition, the covenant requirements of our various credit agreements require us to make many subjective determinations pertaining to our compliance thereto and exercise good faith judgment in determining our compliance.

Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. If we breach any of the restrictions or covenants in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders' commitments to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these immediate payments. In addition, our obligations under our credit facilities are secured by substantially all of our assets. If we are unable to timely repay our indebtedness under our credit facilities, the lenders could seek to foreclose on the assets or we may be required to contribute additional capital to our subsidiaries. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations. For example, under the agreements governing Lion Oil's term loan credit facility, Holdings' term note with Bank Leumi USA and Finance's term notes with Israel Discount Bank of New York, a mandatory prepayment would be required if Delek Group beneficially owns less than 30% of our outstanding capital stock, or if another person or group becomes the owner of a greater percentage of our outstanding capital stock than is beneficially owned at that time by Delek Group. As of December 31, 2012, Delek Group beneficially owned approximately 52.9% of our outstanding capital stock, however we do not have the ability to ensure that such ownership remains at or above 30%. If Delek Group's beneficial ownership of our outstanding capital stock were to diminish to less than 30%, whether through divestiture, dilution or otherwise, or if another person or group becomes the owner of a greater percentage of our outstanding capital stock than is beneficially owned at that time by Delek Group, this would result in the mandatory prepayment of the borrowings under the loan documents referenced above.

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

Termination or Expiration of our Supply and Offtake Agreement could have a material adverse effect on our liquidity.
We entered into the Supply and Offtake Agreement with J. Aron at the closing of the Lion Acquisition. Pursuant to the Supply and Offtake Agreement, J. Aron purchased a majority of the crude oil and refined products in Lion Oil’s inventory at market prices. The Supply and Offtake Agreement expires on April 29, 2014. Upon any termination of the Supply and Offtake Agreement, including at expiration or in connection with a force majeure or default, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. Additionally, upon any termination, we will be required to repurchase or refinance the consigned crude oil and refined products from J. Aron at then market prices, which may have a material impact on our working capital needs. At December 31, 2012, we had approximately 2.9 million barrels of inventory consigned to J. Aron and we have recorded a liability associated with this consigned inventory of $269.8 million.

Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.

We carry property, business interruption, pollution and casualty insurance, but we do not maintain insurance coverage against all potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. In addition, because our business interruption policy does not cover losses during the first 21 to 60 days of the interruption, a significant part or all of a business interruption loss could be uninsured. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

The energy industry is highly capital intensive, and the entire or partial loss of individual facilities or multiple facilities can result in significant costs to both industry companies, such as us, and their insurance carriers. In recent years, several large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. For example, hurricanes have caused significant damage to several petroleum refineries along the Gulf Coast, in addition to numerous oil and gas production facilities and pipelines in that region. As a result of large energy industry claims, insurance companies that have historically participated in underwriting energy-related facilities may discontinue that practice, may reduce the insurance capacity they are willing to offer or demand significantly higher premiums or deductible periods to cover these facilities. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at reasonable cost.

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

A significant part of our growth strategy is to acquire assets such as refineries, pipelines, terminals, and retail fuel and convenience stores that complement our existing assets and/or broaden our geographic presence. If attractive opportunities arise, we may also acquire assets in new lines of business that are complementary to our existing businesses. From our inception in 2001 through December 2012, we acquired the Tyler and El Dorado refineries, acquired approximately 500 retail fuel and convenience stores and developed our logistics segment through the acquisition of transportation and marketing assets. We expect to continue to acquire assets that complement our existing assets and/or broaden our geographic presence as a major element of our growth strategy, however:

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

•
as a public company, we are subject to reporting obligations, internal controls and other accounting requirements with respect to any business we acquire, which may prevent or negatively affect the valuation of some acquisitions we might otherwise deem favorable or increase our acquisition costs. For example, prior to April 2011, the El Dorado refinery was controlled by a privately held entity that was not required to comply with public financial reporting obligations such as the Securities Exchange Act of 1934 and the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Now that we control the El Dorado refinery, we must ensure that it maintains appropriate disclosure controls and procedures and internal control over financial reporting.

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

•
acquired assets may suffer a diminishment in fair value as a result of which we may need to record a write-down or impairment (such as the $60.0 million impairment of our minority investment in Lion Oil in the fourth quarter of 2010);

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

Prior to our purchase of our refineries, the previous owners had been engaged for many years in the investigation and remediation of hydrocarbons and other materials which contaminated soil and groundwater at the purchased facilities. Upon purchase of the facilities, we became responsible and liable for certain costs associated with the continued investigation and remediation of known and unknown impacted areas at the refineries. In the future, it may be necessary to conduct further assessments and remediation efforts at our refinery, pipeline, tank, terminal and store locations. In addition, we have identified and self-reported certain other environmental matters subsequent to our purchase of the refineries.

Based upon environmental evaluations performed internally and by third parties subsequent to the purchase of our refineries and other properties, we recorded environmental liabilities and accrued amounts we believe are sufficient to complete remediation. We expect remediation of soil, sediment and groundwater at some properties to continue for the foreseeable future. The need to make future expenditures for these purposes that exceed the amounts we estimated and accrued for could have a material adverse effect on our business, financial condition and results of operations.

In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire. In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. We anticipate that compliance with environmental, health and safety regulations will require us to spend approximately $26.7 million in capital costs in 2013 and approximately $88.4 million during the next five years.

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

Our Tyler refinery currently has no ability to distribute refined petroleum products outside the northeast Texas market.

For the year ended December 31, 2012, nearly all of the refinery sales volume in Tyler was completed through a rack system located at the Tyler refinery. Unlike most other refineries, the Tyler refinery currently has no ability to distribute refined products outside the northeast Texas market. Although we expect that sales will commence at our Big Sandy, Texas terminal in 2013, the Tyler refinery's limited distribution capabilities may continue to limit its ability to attract new customers for its refined petroleum products or increase sales of the Tyler refinery products. If demand for the Tyler refinery's products diminishes within the northeast Texas market, its production may be reduced and our financial results would be adversely affected.

An increase in competition and/or reduction in demand in the markets in which we purchase feedstocks and sell our refined products could increase our costs and/or lower prices and adversely affect our sales and profitability.

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

Finally, our ability to purchase and process favorably priced crude oils has allowed us to achieve higher net income and cash flow during the 2011 and 2012 fiscal years. For example, we currently enjoy access to mid-continent and southern Arkansas crude oils that are favorably priced due, in part, to the limited markets for them. If the price of these crude oils increases as a result of increased competition for them, it could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to negotiate market price risk protection in contracts with unaffiliated suppliers of refined products.

During the year ended December 31, 2012, our West Texas terminals obtained most of their supply of refined products under contracts that contain provisions that mitigate our market price risk inherent in the purchase and sale of refined products. These contracts allow us to purchase up to 20,350 and 7,000 barrels per day of refined products and expire in December 2017 and December 2015, respectively. We cannot assure you that in the future we will be able to negotiate similar market price protections in other contracts that we enter into for the supply of refined products or ethanol. To the extent that we purchase inventory at prices that do not compare favorably to the prices at which we are able to sell refined products, our sales and margins may be adversely affected.

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

We selectively use derivative financial instruments, such as fuel-related derivative transactions and interest rate swaps and interest rate cap agreements, to partially mitigate the risk of various financial exposures inherent in our business. We expect to continue to enter into these types of transactions. In connection with such derivative transactions, we may be required to make payments to maintain margin accounts and to settle the contracts at their value upon termination. The maintenance of required margin accounts and the settlement of derivative contracts at termination could cause us to suffer losses or limit gains. In particular, derivative transactions could expose us to the risk of financial loss upon unexpected or unusual variations in the sales price of crude oil and that of wholesale gasoline. We cannot assure you that the strategies underlying these transactions will be successful. If any of the instruments we utilize to manage our exposure to various types of risk is not effective, we may incur losses.

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

Our operating results are seasonal and generally lower in the first and fourth quarters of the year for our refining and logistics segments and in the first quarter of the year for our retail segment. We depend on favorable weather conditions in the spring and summer months.

Demand for gasoline, convenience merchandise and asphalt products is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic and road and home construction. Varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. As a result, the operating results of our refining segment and logistics segment are generally lower for the first and fourth quarters of each year. Seasonal fluctuations in traffic also affect sales of motor fuels and merchandise in our retail fuel and convenience stores. As a result, the operating results of our retail segment are generally lower for the first quarter of the year.

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

As of December 31, 2012, we employed 280 and 488 people in our Tyler and El Dorado operations, respectively. From among these employees, 165 operations and maintenance hourly employees and 35 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202 at year end. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2015. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2015. As of December 31, 2012, 174 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2014. Although these collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure you that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.

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

Sales of tobacco products accounted for approximately 7.8%, 7.9% and 9.6% of net sales in our retail segment during the 2012, 2011 and 2010 fiscal years, respectively. Our tobacco gross profit accounted for approximately 14.8%, 15.9% and 17.2% of total gross profit in our retail segment during the same periods. Increases in the retail price of tobacco products as a result of increased taxes or wholesale costs could materially impact our cigarette sales volume and/or revenues, merchandise gross profit and overall customer traffic. In addition, national and local campaigns to discourage the use of tobacco products may have an adverse effect on demand for these products. A reduction in cigarette sales volume and/or revenues, merchandise gross profit from tobacco products or overall customer demand for tobacco products could have a material adverse effect on the business, financial condition and results of operations of our retail segment.

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

Net fuel sales of our retail segment represented approximately 79.9%, 79.9% and 75.9% of total net sales of our retail segment for 2012, 2011 and 2010 respectively. Our dependence on fuel sales makes us susceptible to increases in the cost of gasoline and diesel fuel and fuel profit margins have a significant impact on our earnings. The volume of fuel sold by us and our fuel profit margins are affected by numerous factors beyond our control, including the supply and demand for fuel, volatility in the wholesale fuel market and the pricing policies of competitors in local markets. Although we can rapidly adjust our pump prices to reflect higher fuel costs, a material increase in the price of fuel could adversely affect demand. A material, sudden increase in the cost of fuel that causes our fuel sales to decline could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on fuel sales also makes us susceptible to interruptions in fuel supply. At December 31, 2012, fuel from the Gulf Coast transported to us through the Colonial and Plantation pipelines was the primary source of fuel supply for approximately 87.2% of our retail fuel and convenience stores. To mitigate the risks of cost volatility, we typically have no more than a five day supply of fuel at each of our stores and our fuel contracts do not guarantee an uninterrupted, unlimited supply in the event of a shortage. Gasoline sales generate customer traffic to our retail fuel and convenience stores and any decrease in gasoline sales, whether due to shortage or otherwise, could adversely affect our merchandise sales. A serious interruption in the supply of gasoline to our retail fuel and convenience stores could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we are an independent retailer of fuel that markets some of our products under the major oil company brands BP, Shell and Marathon. Fuel sold under these major brands represented approximately 19.5% of total fuel sales volume for our retail segment during the year ended December 31, 2012. Negative publicity concerning any of these major oil companies could adversely affect fuel and merchandise sales volumes in our retail segment. For example, the Deepwater Horizon accident in the Gulf of Mexico in April 2010 resulted in consumer boycotts of independent retailers of BP branded fuels. If negative publicity pertaining to the major brands adversely affects our sales volumes, it could have a material adverse effect on our business, financial condition and results of operations.

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

On the date of this report, three of our seven directors reside in the State of Israel. As a result, it may be difficult to serve legal process within the United States upon any of these persons. It may also be difficult to enforce, both in and outside the United States, judgments obtained in United States courts against these persons in any action, including actions based upon the civil liability provisions of United States federal or state securities laws, because a substantial portion of the assets of these directors is located outside of the United States. Furthermore, there is substantial doubt that the courts of the State of Israel would enter judgments in original actions brought in those courts predicated on United States federal or state securities laws.

If we are, or become, a U.S. real property holding corporation, special tax rules may apply to a sale, exchange or other disposition of common stock and non-U.S. holders may be less inclined to invest in our stock as they may be subject to U.S. federal income tax in certain situations.

A non-U.S. holder of our common stock may be subject to U.S. federal income tax with respect to gain recognized on the sale, exchange or other disposition of our common stock if we are, or were, a "U.S. real property holding corporation" or "USRPHC," at any time during the shorter of the five-year period ending on the date of the sale or other disposition and the period such non-U.S. holder held our common stock (the shorter period referred to as the "lookback period"). In general, we would be a USRPHC if the fair market value of our "U.S. real property interests," as such term is defined for U.S. federal income tax purposes, equals or exceeds 50% of the sum of the fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business. The test for determining USRPHC status is applied on certain specific determination dates and is dependent upon a number of factors, some of which are beyond our control (including, for example, fluctuations in the value of our assets). If we are or become a USRPHC, so long as our common stock is regularly traded on an established securities market such as the NYSE, only a non-U.S. holder who, actually or constructively, holds or held during the lookback period more than 5% of our common stock will be subject to U.S. federal income tax on the disposition of our common stock.

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic and stock market conditions;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	future sales of our common stock;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	sales of common stock by us, our senior officers or our affiliates; and

•	the other factors described in these "Risk Factors."
In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes often occur without any apparent regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price. In addition, recent distress in the credit and financial markets resulted in extreme volatility in trading prices of securities and diminished liquidity, and we cannot assure you that our liquidity will not be affected by changes in the financial markets and the global economy.

In the past, some companies that have experienced volatile market prices for their securities have been subject to securities class action suits filed against them. The filing of a lawsuit against us, regardless of the outcome, could have a material adverse effect on our business, financial condition and results of operations, as it could result in substantial legal costs and a diversion of our management's attention and resources.

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

To comply with the management certification and auditor attestation requirements of Section 404, we are required to evaluate our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. During this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a "material weakness" or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

We are a "controlled company" within the meaning of the NYSE rules and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

Under applicable NYSE rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements of the NYSE, including:

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
We utilize all of these exemptions except that our board of directors consists of a majority of independent directors and our compensation committee has a written charter addressing its purpose and responsibilities. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our controlling stockholder may have conflicts of interest with other stockholders in the future.

At December 31, 2012, Delek Group beneficially owned approximately 52.9% of our outstanding common stock. As a result, Delek Group and its controlling stockholder, Mr. Sharon, will continue to be able to control the election of our directors, influence our corporate and management policies (including the declaration of dividends) and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. So long as Delek Group continues to own a significant amount of the outstanding shares of our common stock, Delek Group will continue to be able to influence or effectively control our decisions, including whether to pursue or consummate potential mergers or acquisitions, asset sales, and other significant corporate transactions. We cannot provide any assurances that the interests of Delek Group will coincide with the interests of other holders of our common stock.

Future sales of shares of our common stock could depress the price of our common stock and expose us to increased stockholder activism.

The market price of our common stock could decline as a result of the introduction of a large number of shares of our common stock into the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2012, 31,536,432 shares of our common stock were controlled by Delek Group. In accordance with Delek Group's registration rights agreement with us, these shares have been registered for resale by the selling stockholders, in one or more transactions, at their discretion in the future. Affiliates of Delek Group sold an aggregate of 8.2 million shares of our Common Stock during the year ended December 31, 2012.

Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over us. This risk will increase if Delek Group ceases to control a majority of our common stock. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our board of directors and senior management from the pursuit of business strategies. As a result, stockholder campaigns could adversely affect our results of operations, financial condition and cash flows.

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

We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Our ability to receive dividends and other cash payments from our subsidiaries is restricted under the terms of their respective credit facilities. For example, under the terms of their credit facilities, our subsidiaries are subject to certain customary covenants that limit their ability to, subject to certain exceptions as defined in their respective credit agreements, remit cash to, distribute assets to, or make investments in, us as the parent company. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other cash payments, to us. The declaration of future dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay quarterly cash dividends on our common stock at an annual rate of $0.40 per share, we cannot provide any assurances that any dividends will be paid in the anticipated amounts and frequency set forth herein, if at all.

Provisions of Delaware law and our organizational documents may discourage takeovers and business combinations that our stockholders may consider in their best interests, which could negatively affect our stock price.

In addition to the fact that Delek Group currently owns the majority of our common stock, provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control of our company or deterring tender offers for our common stock that other stockholders may consider in their best interests.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Refineries

The refining segment owns refineries in Tyler, Texas and El Dorado, Arkansas and the land on which these two refineries are located. The Tyler refinery is situated on approximately 100 out of a total of approximately 600 acres of land owned by us. The El Dorado refinery site consists of approximately 460 acres of which the main plant sits on approximately 335 acres. We own the light product truck rack distribution facilities at our Tyler and El Dorado refineries and an asphalt distribution terminal at the El Dorado refinery. The results of operation of these assets are included in our refining segment. See also "Refining Segment" included in Item 1, Business, of this Annual Report on Form 10-K.

Terminals and Pipelines

The logistics segment owns five light product distribution terminals, one in each of Nashville and Memphis, Tennessee and Big Sandy, San Angelo and Abilene, Texas. All of the above properties are located on real property owned by us. The logistics segment also owns the El Dorado Pipeline System, the Magnolia Pipeline System and 600 miles of crude oil gathering lines, which are located in Louisiana and Arkansas. The logistics segment owns the McMurrey Pipeline System, the Nettleton Pipeline, the Big Sandy Pipeline and the Paline Pipeline System, which are located in Texas. All of the pipeline systems set forth above run across leased land and rights-of-way. See also "Logistics Segment" included in Item 1, Business, of this Annual Report on Form 10-K.

Retail Fuel and Convenience Stores

As of December 31, 2012, the retail segment owned the real estate at 217 company operated retail fuel and convenience store locations, and leased the real property at 156 company operated stores. In addition to these stores, we own or lease 13 locations that were either leased or subleased to third party dealers; 54 other dealer sites are owned or leased independently by dealers.

The following table summarizes the real estate position of our retail segment as of December 31, 2012.

State	Company Operated Sites	Dealer Sites	Dealer Sites Not Owned Nor Leased By Us	Owned Sites	Leased Sites	Remaining Lease Term <3 Years (1)	Remaining Lease Term >3 Years (1)
Tennessee	201	22	17	117	89	24	65
Alabama	88	36	31	57	36	8	28
Georgia	58	9	6	37	24	14	10
Arkansas	12	—	—	8	4	3	1
Virginia	8	—	—	—	8	1	7
Kentucky	4	—	—	1	3	1	2
Mississippi	2	—	—	2	—	—	—
Total	373	67	54	222	164	51	113

(1)	Includes options renewable at our discretion; measured as of December 31, 2012.

Most of our retail fuel and convenience store leases are net leases requiring us to pay taxes, insurance and maintenance costs. Of the leases that expire in less than three years, we anticipate that we will be able to negotiate acceptable extensions of the leases for those locations that we intend to continue operating. We do not believe that any of these leases are individually material. See also "Retail Segment" included in Item 1, Business, of this Annual Report on Form 10-K.

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

Following the November 2008 incident at the Tyler refinery, the EPA conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act. As a result, the EPA referred an enforcement action to the DOJ in late 2011 and we are currently in discussions with EPA and the DOJ regarding what, if any, penalties and/or interim actions may be necessary.

Also in late 2011, the EPA referred an enforcement action to the DOJ pertaining to alleged violations of our NPDES wastewater discharge permit at the El Dorado refinery, which the planned construction of a pipeline to the Ouachita River is designed to alleviate. We are in discussion with the EPA and the DOJ regarding what, if any, penalties and/or interim actions may be necessary.

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

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol "DK." The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period and dividends issued since January 1, 2011:

Period	High Sales Price	Low Sales Price	Regular Dividends Per Common Share	Special Dividends Per Common Share
2011
First Quarter	$13.89	$6.83	$0.0375	None
Second Quarter	$15.83	$12.58	$0.0375	None
Third Quarter	$17.50	$11.19	$0.0375	None
Fourth Quarter	$16.85	$9.41	$0.0375	$0.1800
2012
First Quarter	$15.72	$10.99	$0.0375	$0.0900
Second Quarter	$17.76	$14.78	$0.0375	$0.1000
Third Quarter	$27.41	$17.57	$0.0375	$0.1000
Fourth Quarter	$27.58	$22.51	$0.1000	$0.1000

In connection with our initial public offering in May 2006, our Board of Directors announced its intention to pay a regular quarterly cash dividend of $0.0375 per share of our common stock beginning in the fourth quarter of 2006. In November 2012, our Board of Directors announced its intention to pay a regular quarterly cash dividend to $0.10 per share of our common stock beginning in the fourth quarter of 2012. The dividends paid in 2012 and 2011 totaled approximately $35.5 million and $19.5 million, respectively. As of the date of this filing, we intend to continue to pay quarterly cash dividends on our common stock at the annual rate of $0.40 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our Board of Directors deems relevant. Except as represented in the table above, we have paid no other cash dividends on our common stock during the two most recent fiscal years.

Holders

As of March 1, 2013, there were approximately 7 common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street" name accounts through brokers.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph and table compare cumulative total returns for our stockholders to the Standard and Poor's 500 Stock Index and a market capitalization weighted peer group selected by management for the five-year period commencing December 31, 2007 and ending December 31, 2012.  The graph assumes a $100 investment made on December 31, 2007.  Each of the three measures of cumulative total return assumes reinvestment of dividends.  The new peer group is comprised of Alon USA Energy, Inc. (NYSE: ALJ), CVR Energy, Inc. (NYSE:CVI), HollyFrontier Corporation (NYSE: HFC), Marathon Petroleum Corporation (NYSE: MPC), Phillips 66 (NYSE: PSX), Tesoro Corporation (NYSE: TSO), Valero Energy Corporation (NYSE: VLO) and Western Refining, Inc (NYSE: WNR).  We changed our peer group this year to be more reflective of companies that we benchmark against. We removed Casey's General Stores, Inc. (NSDQ: CASY) Susser Holdings Corporation (NYSE: SUSS) and The Pantry, Inc. (NSDQ: PTRY) and we added Phillips 66, Marathon Petroleum and CVR Energy, Inc. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Delek US Holdings Inc., the S&P 500 Index,
Old Peer Group, and New Peer Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Delek US Holdings Inc.
S&P 500
Old Peer Group
New Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

In conjunction with the DKL Offering, we have reclassified certain operating segments. The majority of the assets previously reported as our marketing segment and certain assets previously operated by our refining segment were contributed to Delek Logistics. The results of the operation of these assets are now reported in our logistics segment. Further, certain operations previously included as part of our marketing segment were retained by Holdings and are now reported as part of our refining segment. The historical results of the operation of these assets have been reclassified to conform to the current presentation.

	Year Ended December 31,
	2012	2011	2010	2009	2008(1)
Statement of Operations Data:	(In millions, except share and per share data)
Net sales:
Refining	$6,240.9	$4,715.9	$1,693.8	$893.1	$2,105.6
Logistics	818.5	738.1	504.4	374.4	745.5
Retail	1,877.8	1,859.4	1,592.3	1,421.5	1,885.7
Other	(210.5)	(115.2)	(34.9)	(22.3)	(13.1)
Total net sales	8,726.7	7,198.2	3,755.6	2,666.7	4,723.7
Operating costs and expenses:
Cost of goods sold	7,704.4	6,429.9	3,412.9	2,394.1	4,308.1
Operating expenses	363.3	320.9	229.5	219.0	240.8
Impairment of goodwill	—	2.2	—	7.0	11.2
Insurance proceeds — business interruption	—	—	(12.8)	(64.1)	—
Property damage proceeds, net	—	—	(4.0)	(40.3)	—
General and administrative expenses	103.5	81.4	59.0	64.3	57.0
Depreciation and amortization	82.5	74.1	61.1	52.4	41.3
(Gain) loss on sale of assets	(0.1)	3.6	0.7	2.9	(6.8)
Total operating costs and expenses	8,253.6	6,912.1	3,746.4	2,635.3	4,651.6
Operating income	473.1	286.1	9.2	31.4	72.1
Interest expense	45.7	51.2	34.1	25.5	23.7
Interest income	(0.2)	—	—	(0.1)	(2.1)
Loss from minority investment(2)	—	—	—	—	7.9
(Gain) loss on investment in Lion Oil	—	(12.9)	60.0	—	—
Gain on extinguishment of debt	—	—	—	—	(1.6)
Other expenses, net	—	—	—	0.6	1.0
Total non-operating expenses, net	45.5	38.3	94.1	26.0	28.9
Income (loss) from continuing operations before income taxes	427.6	247.8	(84.9)	5.4	43.2
Income tax expense (benefit)	151.6	84.7	(5.0)	3.1	18.6
Income (loss) from continuing operations	276.0	163.1	(79.9)	2.3	24.6
Income (loss) from discontinued operations, net of tax	—	—	—	(1.6)	1.9
Net income (loss)	276.0	163.1	(79.9)	0.7	26.5
Net income attributed to non-controlling interest	3.2	4.8	—	—	—
Net income (loss) attributable to Delek	$272.8	$158.3	$(79.9)	$0.7	$26.5

	Year Ended December 31,
	2012	2011	2010	2009	2008(1)
Statement of Operations Data (Continued):	(In millions, except share and per share data)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$4.65	$2.80	$(1.47)	$0.04	$0.47
(Loss) income from discontinued operations	—	—	—	(0.03)	0.03
Basic earnings (loss) per share	$4.65	$2.80	$(1.47)	$0.01	$0.50
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$4.57	$2.78	$(1.47)	$0.04	$0.46
(Loss) income from discontinued operations	—	—	—	(0.03)	0.03
Diluted earnings (loss) per share	$4.57	$2.78	$(1.47)	$0.01	$0.49
Weighted average common shares outstanding:
Basic	58,719,968	56,543,977	54,264,763	53,693,258	53,675,145
Diluted	59,644,798	57,026,864	54,264,763	54,484,969	54,401,747
Dividends declared per common share outstanding	$0.60	$0.33	$0.15	$0.15	$0.15

	Year Ended December 31,
	2012	2011	2010	2009	2008(1)
Cash Flow Data:	(In millions)
Cash flows provided by operating activities	$462.9	$130.1	$71.0	$137.8	$28.6
Cash flows used in investing activities	(159.2)	(195.7)	(44.5)	(102.9)	(39.4)
Cash flows provided by (used in) financing activities	72.1	242.4	(45.8)	18.2	(78.9)
Net increase (decrease) in cash and cash equivalents	$375.8	$176.8	$(19.3)	$53.1	$(89.7)

	Year Ended December 31,
	2012	2011	2010	2009	2008(1)
Balance Sheet Data:	(In millions)
Cash and cash equivalents	$601.7	$225.9	$49.1	$68.4	$15.3
Total current assets	1,359.7	1,050.6	299.4	311.6	194.0
Property, plant and equipment, net	1,124.2	1,053.8	680.1	692.0	586.6
Total assets	2,623.7	2,230.6	1,144.6	1,223.0	1,017.2
Total current liabilities	999.1	994.7	292.5	322.2	186.2
Total debt, including current maturities	362.2	432.6	295.8	317.1	286.0
Total non-current liabilities	546.6	582.3	408.8	369.8	297.2
Total shareholders' equity	1,078.0	653.6	443.3	531.0	533.8
Total liabilities and shareholders' equity	2,623.7	2,230.6	1,144.6	1,223.0	1,017.2

(1)	Operating results for 2008 have been restated to reflect the reclassification of the retail segment's remaining nine Virginia stores back to normal operations.

(2)	Beginning October 1, 2008, Delek began reporting its investment in Lion Oil using the cost method of accounting.

Segment Data(1):

	As of and For the Year Ended December 31, 2012
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$6,070.8	$1,877.8	$775.9	$2.2	$8,726.7
Intercompany fees and sales	170.1	—	42.6	(212.7)	—
Operating costs and expenses:
Cost of goods sold	5,441.1	1,704.6	757.9	(199.2)	7,704.4
Operating expenses	213.7	128.0	23.4	(1.8)	363.3
Segment contribution margin	$586.1	$45.2	$37.2	$(9.5)	659.0
General and administrative expenses					103.5
Depreciation and amortization					82.5
Gain on sale of assets					(0.1)
Operating income					$473.1
Total assets	$1,873.3	$425.6	$245.8	$79.0	$2,623.7
Capital spending (excluding business combinations)	$65.9	$29.1	$10.5	$26.5	$132.0

	As of and For the Year Ended December 31, 2011
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,632.5	$1,859.4	$715.8	$(9.5)	$7,198.2
Intercompany fees and sales	83.4	—	22.3	(105.7)	—
Operating costs and expenses:
Cost of goods sold	4,160.9	1,679.4	694.8	(105.2)	6,429.9
Operating expenses	175.4	132.6	12.9	—	320.9
Impairment of goodwill	—	2.2	—	—	2.2
Segment contribution margin	$379.6	$45.2	$30.4	$(10.0)	445.2
General and administrative expenses					81.4
Depreciation and amortization					74.1
Loss on sale of assets					3.6
Operating income					$286.1
Total assets	$1,630.6	$412.1	$201.1	$(13.2)	$2,230.6
Capital spending (excluding business combinations)	$36.0	$36.5	$0.9	$7.6	$81.0

	As of and For the Year Ended December 31, 2010
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,678.2	$1,592.3	$484.3	$0.8	$3,755.6
Intercompany fees and sales	15.6	—	20.1	(35.7)	—
Operating costs and expenses:
Cost of goods sold	1,556.2	1,405.2	476.7	(25.2)	3,412.9
Operating expenses	92.0	134.7	2.9	(0.1)	229.5
Insurance proceeds - business interruption	(12.8)	—	—	—	(12.8)
Property damage proceeds, net	(4.0)	—	—	—	(4.0)
Segment contribution margin	$62.4	$52.4	$24.8	$(9.6)	130.0
General and administrative expenses					59.0
Depreciation and amortization					61.1
Loss on sale of assets					0.7
Operating income					$9.2
Total assets	$555.1	$420.8	$72.2	$96.5	$1,144.6
Capital spending (excluding business combinations)	$42.3	$14.4	$—	$0.1	$56.8

(1)
Accounting Standards Codification ("ASC") 280, Segment Reporting, requires disclosure of a measure of segment profit or loss. We measure the operating performance of each segment based on segment contribution margin. We define segment contribution margin as net sales less cost of goods sold and operating expenses, excluding depreciation and amortization.

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

For the logistics segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned terminals, excluding depreciation and amortization, terminalling expense at third-party locations and pipeline maintenance costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products;

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	diminishment of value in long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement and periodic turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis and in our other filings with the SEC.
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

Executive Summary and Strategic Overview
Business Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) refining (2) logistics and (3) retail. Our refining segment operates independent refineries in Tyler, Texas and El Dorado, Arkansas with a combined design crude distillation capacity of 140,000 bpd. Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for our refining segment, as well as third parties. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 373 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.

In conjunction with the DKL Offering, we have reclassified certain operating segments. The majority of the assets previously reported as our marketing segment and certain assets previously operated by our refining segment were contributed to Delek Logistics. The results of the operation of these assets are now reported in our logistics segment. Further, certain operations previously included as part of our marketing segment were retained by Holdings and are now reported as part of our refining segment. The historical results of the operation of these assets have been reclassified to conform to the current presentation.
Our profitability in the refining segment is substantially determined by the difference between the price of refined products and the price of crude oil, referred to as the "crack spread, refining margin or refined product margin." The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refinery depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include the cost of crude, our primary feedstock, operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the increases in the cost of crude oil are typically reflected in the prices of light refined products, such as gasoline and diesel fuel, the price of other residual products, such as asphalt, coke, carbon black oil and LPG are less likely to move in parallel with crude cost. This causes additional pressure on our realized margin.
For our Tyler, Texas refinery, we compare our per barrel refined product margin to a well-established industry metric, the Gulf Coast crack spread. The Gulf Coast crack spread is used as a benchmark for measuring a refinery's product margins by measuring the difference between the market price of light products and crude oil. It represents the approximate gross margin resulting from processing one barrel of crude oil into three fifths of a barrel of gasoline and two fifths of a barrel of high-sulfur diesel. We calculate the Gulf Coast crack spread using the market value of U.S. Gulf Coast Pipeline Conventional 87 CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the first month futures price of WTI on the NYMEX. U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline is a grade of gasoline commonly marketed as Regular Unleaded at retail locations. U.S. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra low sulfur diesel) are priced. The NYMEX is the commodities trading exchange where contracts for the future delivery of petroleum products are bought and sold.
As of the date of this Annual Report on Form 10-K, we have not had sufficient operational history since our April 2011 acquisition of the El Dorado refinery to identify a reasonable refined product margin benchmark that would accurately portray our refined product margins at the El Dorado refinery. Furthermore, we anticipate that the quantities and varieties of crude oil processed and products manufactured at the El Dorado refinery may vary, when compared to those crudes processed and products produced under the prior owner. As a result, past results may not be reflective of future performance.
The cost to acquire the refined fuel products we sell to our wholesale customers in our logistics segment and at our convenience stores in our retail segment depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Our retail merchandise sales are driven by our ability to offer competitive prices on the products we offer, the accessibility of our convenience store locations, our ability to offer a high level of customer service and our ability to effectively promote our convenience brand in the regional markets we serve. Motor fuel margin is defined as gross sales less the delivered cost of fuel and motor fuel taxes, and is measured on a cents per gallon basis. Our motor fuel margins are impacted by local supply, demand, weather, competitor pricing, blending of renewable fuels and product brand.
As part of our overall business strategy, we regularly evaluate opportunities to expand our portfolio of businesses and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

Strategic Accomplishments
Crude Supply Update
In our refining segment, we created additional crude supply flexibility in 2012 by developing the ability to deliver cost-advantaged crude to the El Dorado refinery by rail. The rail-supplied crude, allowed us to operate the El Dorado refinery despite the continued suspension of crude deliveries from a supplier's pipeline that began on May 1, 2012. For the three months ended December 31, 2012, the El Dorado refinery received crude deliveries of 17,200 bpd by rail and had rail unloading capability of 20,000 bpd. In the first quarter of 2013, we expect to further increase the El Dorado refinery's rail unloading capability to 25,000 bpd of light crude and 12,000 bpd of heavy crude, or a combination of the two. Additionally, in 2012 we made progress in increasing access to Midland, Texas based crude oil through improved pipeline access at both the Tyler and El Dorado refineries. The WTI Midland crude discount to WTI Cushing margin expanded favorably during the year which contributed to our improved refining margins.
Initial Public Offering of Delek Logistics Partners, LP
On November 7, 2012, Delek Logistics closed its initial public offering of 9,200,000 common units at a price of $21.00 per unit, which included a 1,200,000 common unit over-allotment option that was exercised by the underwriters. Net proceeds to Delek Logistics from the sale of the units were approximately $171.8 million, net of estimated offering costs and underwriters' commissions of $21.4 million. The DKL Offering represented the sale by us of a 37.6% limited partner interest in Delek Logistics. Following the closing of the DKL Offering and as of December 31, 2012, we owned a 60.4% limited partner interest in Delek Logistics, a 2.0% general partner interest and all of the income distribution rights. Headquartered in Brentwood, Tennessee, Delek Logistics was formed by us to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with the DKL Offering. A substantial majority of Delek Logistics' initial assets are currently integral to our refining segment operations.
On November 7, 2012, Delek Logistics entered into a $175.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders ("DKL Revolver"). The DKL Revolver contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $225.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. The DKL Revolver includes a $50.0 million sublimit for letters of credit and a $7.0 million sublimit for swing line loans. As of December 31, 2012, Delek Logistics had $90.0 million in outstanding borrowings and $10.0 million in issued and outstanding letters of credit, leaving $75.0 million available for future borrowings or letter of credit issuances (subject to the letter of credit sublimit in the facility). The initial borrowings under the DKL Revolver were used to fund a portion of the cash distributions to us. At the closing of the DKL Offering, Delek Logistics distributed total proceeds to us of approximately $231.3 million, which includes $141.3 million from the offering and $90.0 million from the DKL Revolver, in consideration of assets contributed and to reimburse us for certain capital expenditures incurred with respect to these assets. Delek Logistics repaid the outstanding principal balance of $63.0 million on the previously existing Fifth Third Revolver (as defined below) with the cash proceeds from the DKL Offering.

Reconciliation of Cash Proceeds (in millions)
Total proceeds from the DKL Offering	$193.2
Offering and underwriters' costs, net debt issuance costs (1)	(17.7)
Proceeds from the DKL Offering, net offering and underwriters' costs	175.5
Less: Debt issuance costs	(3.7)
Net proceeds from the DKL Offering	171.8
Less: Cash retained by Delek Logistics	(30.5)
Net proceeds to Delek from the DKL Offering	141.3
Borrowings under Delek Logistics Revolving Credit Facility	90.0
Gross proceeds to Delek	$231.3
_____________________________

(1)	Total offering and underwriters' costs equal $21.4 million.
This transaction has enabled us to unlock the value of our logistics assets and provides us the ability to more efficiently search for midstream growth opportunities.

Nettleton Acquisition
On January 31, 2012, we completed the acquisition the Nettleton Pipeline of an approximately 35-mile long, eight and ten inch pipeline system from Plains. The purchase price, including the reimbursement of certain costs incurred by Plains, was approximately $12.3 million. The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Nettleton, Texas to our Tyler refinery. During the year ended December 31, 2011, more than half of the crude oil processed at the Tyler refinery was supplied through the Nettleton Pipeline. The remainder of the crude oil was supplied through the McMurrey Pipeline, which also begins at our tank farms in and around Nettleton, Texas and then supplies crude to the Tyler refinery. Prior to the Nettleton Acquisition, Delek leased the Nettleton Pipeline under the terms of the Pipeline Capacity Lease Agreement with Plains as the lessor and Delek as the lessee, dated April 12, 1999, as amended (“Plains Lease"). As a condition to the closing of the Nettleton Acquisition, Delek and Plains mutually terminated the Plains Lease. Going forward, however, our refining segment will pay our logistics segment according to the East Texas Crude Logistics Pipeline and Tankage Agreement for throughput volumes supplied in the Nettleton Pipeline. This asset was contributed to Delek Logistics at the time of the DKL Offering.

Big Sandy Acquisition

On February 7, 2012, we purchased (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. and (ii) the eight inch diameter Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P. The purchase price was approximately $11.0 million. This terminal was contributed to Delek Logistics as part of the DKL Offering and Holdings will pay terminalling fees to Delek Logistics as part of the Terminalling Services Agreement between Holdings and Delek Logistics that was entered into in conjunction with the DKL Offering.

Return Capital to Shareholders

In the fourth quarter of 2012 the board of directors authorized an increase in our regular quarterly dividend to $0.10 per share from $0.0375 per share.

Market Trends
Our results of operations are significantly affected by fluctuations in the prices of certain commodities including, though not limited to, crude oil, gasoline, distillate fuel and natural gas and electricity among others. Historically, our profitability has been affected by commodity price volatility, specifically as it relates to the price of crude oil and refined products.
We continually experience volatility in the energy markets. Macroeconomic developments and geopolitical events that transpired during the past year had a significant impact on the cost of crude oil, as well as on refined product margins. During 2012, the average price of WTI crude oil increased 0.9% to $94.19 per barrel when compared to 2011, while the average Gulf Coast 5-3-2 crack spread increased 15.3% to $26.50 per barrel, versus $22.98 in the prior-year.
The differential between the price per barrel of WTI and competing benchmark crudes, including Brent crude oil, widened substantially during 2012, versus the prior year. The differential averaged $17.57 per barrel in 2012, versus $15.87 per barrel in 2011. During the fourth quarter 2012, this differential widened to an average of $21.88 per barrel. This is a significant change from near parity in 2010. We believe the price differential between WTI and other benchmarked crude experienced over the last two years is attributable to increased crude oil supply in the Mid-Continent region that has outpaced the development of energy infrastructure required to transport these volumes. Energy infrastructure development is presently underway in the Mid-Continent region and as new pipelines and rail capabilities are added, we expect the crude oil price differential to narrow over time. However, in 2012, as a result of these price differentials, inland refiners, like us, with access to discounted WTI or similarly priced crudes were competitively advantaged versus refiners in predominantly coastal markets.  Our Tyler and El Dorado refineries both had access to discounted WTI and WTI-linked crudes during 2012 and, during the next six months, we expect to increase the volume of west Texas sourced crude being supplied to each of our refineries through improved pipeline access.
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

Results of Operations
Consolidated Results of Operations — Comparison of the Year Ended December 31, 2012 versus the Year Ended December 31, 2011
We generated net sales of $8,726.7 million and $7,198.2 million during the years ended December 31, 2012 and 2011, respectively, an increase of $1,528.5 million, or 21.2%. The increase in net sales was primarily due to the acquisition of the El Dorado refinery in April 2011 and the impact of increases in fuel sales prices in our logistics and retail segments, as well as increased sales volumes in the logistics segment. These were partially offset by decreases in sales volumes attributed to decreased throughputs and production in our refining segment.
Cost of goods sold was $7,704.4 million for the year ended December 31, 2012, compared to $6,429.9 million for the comparable period of 2011, an increase of $1,274.5 million, or 19.8%. The increase in cost of goods sold was primarily the result of the acquisition of the El Dorado refinery in April 2011 and increased fuel costs at the retail segment, partially offset by decreased sales volumes in the refining segment.
Operating expenses were $363.3 million for the year ended December 31, 2012 compared to $320.9 million for the prior year period, an increase of $42.4 million, or 13.2%. The acquisition of the El Dorado refinery added $31.5 million in operating expenses during the year ended December 31, 2012. The acquisitions of the Lion Pipeline and SALA Gathering Systems in April 2011, the Paline Pipeline System in December 2011 and the Nettleton Pipeline and Big Sandy Pipeline in the first quarter of 2012 further contributed to the increase in operating expenses. These increases were partially offset by the decrease in the number of stores operated by the retail segment during 2012 as compared to 2011.
Goodwill impairment was $2.2 million in 2011 and related to the write-off of goodwill associated with our purchase of stores from Fast Petroleum, Inc. and affiliates ("Fast Stores"). The impairment taken in 2011 was based on our annual impairment testing performed in the fourth quarter. Our annual impairment testing performed in the fourth quarter of 2012 did not result in goodwill impairment.
General and administrative expenses were $103.5 million for the year ended December 31, 2012 compared to $81.4 million in 2011, an increase of $22.1 million, or 27.1%. The overall increase was primarily due to the management and operation of the El Dorado refinery and logistics segment assets subsequent to their respective acquisitions, as well fees associated with the DKL Offering.
Depreciation and amortization was $82.5 million and $74.1 million for the years ended December 31, 2012 and 2011, respectively, an increase of $8.4 million, or 11.3%. This increase was primarily due to the additional depreciation associated with the assets acquired in April and December 2011 and in the first quarter of 2012, partially offset by a decrease in the number of stores operated by the retail segment.
Gain on sale of assets for the year ended December 31, 2012 was $0.1 million, which was primarily related to the sale miscellaneous assets in the retail and refining segments. Loss on sale of assets for the year ended December 31, 2011 was $3.6 million and related to the sale of 18 company-operated retail convenience stores by the retail segment.
Interest expense was $45.7 million in the year ended December 31, 2012, compared to $51.2 million for the comparable period of 2011, a decrease of $5.5 million, or 10.7%. The decrease was primarily attributable to decreases in our unrealized mark-to-market expenses related to our interest rate swaps, along with decreases in our interest costs on our debt resulting from changes in debt utilization and interest rates under our various credit facilities.

During the year ended December 31, 2011, in connection with the acquisition of a controlling interest in Lion Oil, we recognized a gain of $12.9 million as a result of remeasuring our prior cost basis interest in Lion Oil at its fair value as of the date of the Lion Acquisition.
Income tax expense was $151.6 million and $84.7 million during the years ended December 31, 2012 and 2011, respectively, an increase of $66.9 million. Our effective tax rate was 35.5% for the year ended December 31, 2012, compared to 34.2% for 2011. The increase in our effective tax rate for the year ended December 31, 2012 was primarily due to higher state taxes in 2012 and the gain on our investment in Lion Oil in the year ended December 31, 2011, which was not recognized for tax purposes.

Consolidated Results of Operations - Comparison of the Year Ended December 31, 2011 versus the Year Ended December 31, 2010
We generated net sales of $7,198.2 million and $3,755.6 million during the years ended December 31, 2011 and 2010, respectively, an increase of $3,442.6 million, or 91.7%. The increase in net sales was primarily due to the acquisition of the El Dorado refinery in April 2011 and increases in fuel sales prices across all of our segments, as well as increased sales volumes at the Tyler refinery and the logistics segment.
Cost of goods sold was $6,429.9 million for the year ended December 31, 2011, compared to $3,412.9 million for the comparable period of 2010, an increase of $3,017.0 million, or 88.4%. The increase in cost of goods sold was primarily the result of the acquisition of the El Dorado refinery in April 2011, increased crude costs at the refining segment and increased fuel costs at the retail and logistics segments. Sales volumes also increased at both the Tyler refinery and the logistics segment.
Operating expenses were $320.9 million for the year ended December 31, 2011 compared to $229.5 million for the prior year period, an increase of $91.4 million, or 39.8%. The acquisition of the El Dorado refinery added $69.2 million in operating expenses during the year ended December 31, 2011. The remainder of the increase in operating expenses can be attributed to increases in environmental, contractor, maintenance, inspection and utilities expenses, due primarily to increased throughputs at the Tyler refinery and maintenance and chemical expenses in the logistics segment. These increases were partially offset by the decrease in the number of stores operated by the retail segment during 2011 as compared to 2010.
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
Goodwill impairment was $2.2 million in 2011 and related to the write-off of goodwill associated with our purchase of stores from Fast Stores. The impairment taken in 2011 was based on our annual impairment testing performed in the fourth quarter. Our annual impairment testing performed in the fourth quarter of 2010 did not result in goodwill impairment.
General and administrative expenses were $81.4 million for the year ended December 31, 2011 compared to $59.0 million in 2010, an increase of $22.4 million, or 38.0%. The overall increase was primarily due to transaction costs associated with the acquisition of a controlling interest in Lion Oil, which was completed in April 2011, as well as increases due to the management and operation of the El Dorado refinery subsequent to its acquisition.
Depreciation and amortization was $74.1 million and $61.1 million for years ended December 31, 2011 and 2010, respectively, an increase of $13.0 million, or 21.3%. This increase was primarily due to the additional depreciation associated with the assets of Lion Oil acquired in April 2011.
Loss on sale of assets for the year ended December 31, 2011 was $3.6 million, which was primarily related to the sale of 18 company-operated retail convenience stores by the retail segment. Loss on sale of assets for the year ended December 31, 2010 was $0.7 million and related to the sale of 12 company-operated retail convenience stores and one dealer location by the retail segment.
Interest expense was $51.2 million in the year ended December 31, 2011, compared to $34.1 million for the comparable period of 2010, an increase of $17.1 million, or 50.1%. The increase was attributable to several factors, including $4.2 million of mark-to-market expense related to interest rate swaps and general increases due to the financings associated with the acquisition of Lion Oil.
During the year ended December 31, 2011, in connection with the acquisition of a controlling interest in Lion Oil, we recognized a gain of $12.9 million as a result of remeasuring our prior cost basis interest in Lion Oil at its fair value as of the date of the Lion Acquisition. In the fourth quarter of 2010, we performed an evaluation of the fair value of our minority investment in Lion Oil, which resulted in the need to recognize a $60.0 million impairment of our minority investment.
Income tax expense (benefit) was $84.7 million and $(5.0) million during the years ended December 31, 2011 and 2010, respectively, an increase of $89.7 million. Our effective tax rate was 34.2% for the year ended December 31, 2011, compared to 5.9% for 2010. The increase in our effective tax rate in year ended December 31, 2011 was due to a valuation allowance related to the impairment of our minority investment in Lion Oil in 2010 and adjustments to our 2009 provision based on the 2009 tax return performed in 2010, which resulted in a significant reduction in our 2010 effective tax rate.  This was partially offset by the gain in our investment in Lion Oil in the year ended December 31, 2011, which is not recognized for tax purposes.

Operating Segments
We review operating results in three reportable segments: refining, logistics and retail. In conjunction with the DKL Offering, we have reclassified certain operating segments. The majority of the assets previously reported as our marketing segment and certain assets previously operated by our refining segment were contributed to Delek Logistics. The results of the operation of these assets are now reported in our logistics segment. Further, certain operations previously included as part of our marketing segment were retained by Holdings and are now reported as part of our refining segment. The historical results of the operation of these assets have been reclassified to conform to the current presentation.

Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Year Ended December 31,
	2012	2011	2010
Tyler Refinery
Days operated in period	366	365	365
Total sales volume (average barrels per day)(1)	61,412	60,395	53,360
Products manufactured (average barrels per day):
Gasoline	33,045	32,407	30,019
Diesel/Jet	21,883	22,521	19,669
Petrochemicals, LPG, NGLs	2,268	2,205	1,623
Other	1,989	2,564	2,012
Total production	59,185	59,697	53,323
Throughput (average barrels per day):
Crude oil	56,426	56,028	50,000
Other feedstocks	3,450	4,492	4,286
Total throughput	59,876	60,520	54,286
Per barrel of sales(2):
Tyler refinery operating margin(3)	$20.39	$18.02	$7.07
Direct operating expenses(4)	$5.02	$4.82	$4.73
El Dorado Refinery
Days operated in period	366	247
Total sales volume (average bpd)(1)(5)	73,709	76,153
Products manufactured (average bpd)(5):
Gasoline	33,411	33,231
Diesel	27,163	26,726
Petrochemicals, LPG, NGLs	1,318	1,399
Asphalt	6,897	14,820
Other	2,583	3,267
Total production	71,372	79,443
Throughput (average bpd)(5):
Crude oil	65,375	73,796
Other feedstocks	7,797	6,258
Total throughput	73,172	80,054
Per barrel of sales(2):
El Dorado refinery operating margin(3)	$12.56	$8.38
Direct operating expenses(4)	$3.73	$3.68
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$94.19	$95.07	$79.50
US Gulf Coast crack spread (per barrel)	$26.50	$22.98	$7.93
US Gulf Coast Unleaded Gasoline (per gallon)	$2.80	$2.74	$2.07
Ultra low sulfur diesel (per gallon)	$3.05	$2.97	$2.16
Natural gas (per MMBTU)	$2.75	$4.00	$4.34

(1)
Sales volume includes 3,732, 2,529 and 473 bpd sold to the logistics and retail segments during the year ended December 31, 2012, 2011 and 2010, respectively. Sales volume also includes sales of 2,920, 1,340 and 406 bpd of intermediate products.

(2)	“Per barrel of sales" information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) by the total barrels sold during the period.

(3)	“Operating margin" is defined as refining segment net sales less cost of goods sold.

(4)	“Direct operating expenses" are defined as operating expenses attributed to the refining segment.

(5)	The information included in the year ended December 31, 2011 represents the average for the period April 29, 2011 through December 31, 2011.
Refining Segment Operational Comparison of the Year Ended December 31, 2012 versus the Year Ended December 31, 2011
Net sales for the refining segment were $6,240.9 million and $4,715.9 million during the years ended December 31, 2012 and 2011, respectively, an increase of $1,525.0 million, or 32.3%. The increase was primarily due to the acquisition of the El Dorado refinery in April 2011, which contributed $1,529.5 million of incremental net sales to the refining segment. A 1.0% decrease in average daily sales volume related to decreased throughput and production was entirely offset by sales of purchased finished product during the second half of 2012. During the years ended December 31, 2012 and 2011, respectively, the refining segment sold $170.1 million and $83.4 million, including 3,732 and 2,529 bpd of finished product to the retail and logistics segments. These sales are eliminated in consolidation.
Cost of goods sold for the year ended 2012 was $5,441.1 million compared to $4,160.9 million for the year ended December 31, 2011, an increase of $1,280.2 million, or 30.8%. This increase is primarily due to the acquisition of the El Dorado refinery in April 2011, which contributed $1,225.3 million of incremental cost of goods sold, which was partially offset by a 1.0% decrease in average daily sales volume. In addition, a decline in the average cost of crude during 2012 was offset by the purchase of finished product.
Our refining segment has multiple service agreements with our logistics segment which, among other things, requires the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $42.6 million and $22.3 million during the years ended December 31, 2012 and 2011, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses were $213.7 million for the year ended December 31, 2012, compared to $175.4 million in 2011, an increase of $38.3 million, or 21.8%. This increase in operating expense was primarily due to the acquisition of the E1 Dorado refinery, which contributed $31.5 million in incremental operating expenses during the year ended December 31, 2012. The remainder of the increase was due to higher costs at the Tyler refinery, associated with increased repairs and maintenance on refinery assets, partially offset by lower utilities expense as a result of reduced volume and rates.
Contribution margin for the refining segment in the years ended December 31, 2012 and 2011, respectively, was $586.1 million and $379.6 million, or 88.9% and 85.3% of our consolidated contribution margin.
Refining Segment Operational Comparison of the Year Ended December 31, 2011 versus the Year Ended December 31, 2010
Net sales for the refining segment were $4,715.9 million and $1,693.8 million during the years ended December 31, 2011 and 2010, respectively, an increase of $3,022.1 million, or 178.4%. The increase was primarily due to the acquisition of the El Dorado refinery in April 2011, which contributed $2,157.9 million in incremental net sales to the refining segment during the year ended December 31, 2011, a 13.2% increase in sales volume related to increased throughput and production, and increases in the sales prices of refined products during 2011. During the years ended December 31, 2011 and 2010, respectively, the refining segment sold $83.4 million and $15.6 million, or 2,529 and 473 bpd, of finished product to the retail and logistics segments. These sales are eliminated in consolidation.
Cost of goods sold for the year ended December 31, 2011 was $4,160.9 million compared to $1,556.2 million for the year ended December 31, 2010, an increase of $2,604.7 million, or 167.4%. This increase was a result of the inclusion of the El Dorado refinery subsequent to the acquisition of Lion Oil, which contributed $1,967.0 million to cost of goods sold for the refining segment during the year ended December 31, 2011, as well as an increase in sales volume as compared to the year ended 2010. Cost of goods sold includes (loss) gains on derivative contracts of $(11.3) million and $3.2 million during the years ended December 31, 2011 and 2010, respectively.
Our refining segment has multiple service agreements with our logistics segment which, among other things, requires the refining segment to pay terminalling fees based on the throughput volume of crude and finished product in the logistics segment pipelines. These fees were $22.3 million and $20.1 million during the years ended December 31, 2011 and 2010, respectively. We eliminate these intercompany fees in consolidation.
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
Operating expenses were $175.4 million for the year ended December 31, 2011, compared to $92.0 million in 2010, an increase of $83.4 million, or 90.7%. This increase in operating expense was primarily due to the acquisition of the E1 Dorado refinery, which incurred $69.3 million in operating expenses during the year ended December 31, 2011. The remainder of the increase was due to increases in environmental, chemical and utilities expenses during the year ended 2011. The higher utilities expense was primarily attributable to a decrease in the Tyler refinery’s natural gas production, which we use in the operation of the Tyler refinery, thereby requiring us to purchase additional natural gas from third-parties in 2011. The increase in chemical expenses is due to new rare earth mineral surcharges that began in 2011.
Contribution margin for the refining segment in the years ended December 31, 2011 and 2010, respectively, was $379.6 million and $62.4 million, or 85.3% and 48.0% of our consolidated contribution margin.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations:

	Year Ended December 31,
	2012	2011	2010
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	57,574	57,047	50,173
West Texas wholesale marketing throughputs (average bpd) (2)	16,523	15,493	14,353
West Texas wholesale marketing margin per barrel	$2.56	$1.50	$1.46
Terminalling throughputs (average bpd) (3) (4)	15,420	17,907	—
Throughputs (average bpd)
Lion Pipeline System (4):
Crude pipelines (non-gathered)	46,027	57,442	—
Refined products pipelines to Enterprise Systems	45,220	45,337	—
SALA Gathering System (4)	20,747	17,676	—
East Texas Crude Logistics System	55,068	55,341	49,388

(1)	Excludes jet fuel and petroleum coke

(2)	Excludes bulk ethanol and biodiesel

(3)	Consists of terminalling throughputs at our Memphis and Nashville, Tennessee terminals.

(4)	Throughputs for the year ended December 31, 2011 are for the 247 days Delek operated the El Dorado Refinery in 2011.

Logistics Segment Operational Comparison of the Year Ended December 31, 2012 versus the Year Ended December 31, 2011
The logistics segment generated net sales of $818.5 million and $738.1 million during the years ended December 31, 2012 and 2011, respectively, an increase of $80.4 million, or 10.9%. This increase was due to an average sales price per gallon of diesel increase $0.12 per gallon in the year ended December 31, 2012 to $3.18 per gallon from $3.06 in the comparable period of 2011, an increase in the barrels per day sold in our West Texas wholesale marketing business and the acquisitions of the Lion Pipeline System and SALA Gathering System in April 2011.
Cost of goods sold was $757.9 million for the year ended December 31, 2012, compared to $694.8 million for the comparable period of 2011, an increase of $63.1 million, or 9.1%. The increase in cost of goods sold was primarily attributable to increases in sales volumes in the west Texas wholesale marketing operations.
Operating expenses were $23.4 million for the year ended December 31, 2012 compared to $12.9 million for the prior year period, an increase of $10.5 million, or 81.4%. The increase in operating expenses was primarily due to the acquisitions of the Lion Pipeline System and SALA Gathering System in April 2011 and Paline Pipeline System in December 2011. Further contributing to the increase were the acquisitions of the Nettleton Pipeline and Big Sandy Pipeline in the first quarter of 2012.
Contribution margin for the logistics segment in the years ended December 31, 2012 and 2011, respectively, was $37.2 million and $30.4 million, or 5.6% and 6.8% of our consolidated segment contribution margin.

Logistics Segment Operational Comparison of the Year Ended December 31, 2011 versus the Year Ended December 31, 2010
Net sales for the logistics segment were $738.1 million for the year ended December 31, 2011, compared to $504.4 million for the year ended December 31, 2010, an increase of $233.7 million or 46.3%. This increase was due to an increase in our west Texas wholesale marketing volumes, an increase in the average sales price per gallon of gasoline of $0.70 per gallon in the year ended December 31, 2011, to $2.85 per gallon from $2.15 in the comparable period of 2010, an increase in the average price of diesel to $3.06 per gallon in the year ended December 31, 2011, compared to $2.25 per gallon in the comparable period of 2010 and the acquisitions of the Lion Pipeline System and SALA Gathering System in April 2011.
Cost of goods sold was $694.8 million in the year ended December 31, 2011, compared to $476.7 million for the year ended December 31, 2010, an increase of $218.1 million or 45.8%. This increase was due an increase in the cost of product in our west Texas wholesale marketing business for gasoline and diesel of $121.76 per gallon and $0.81 per gallon, respectively.
Operating expenses in the logistics segment were approximately $12.9 million and $2.9 million, for the years ended December 31, 2011 and 2010, respectively, an increase of $10.0 million or 344.8%. The increase was primarily driven by the additional costs of operating the assets we acquired during 2011.
Contribution margin for the logistics segment in the years ended December 31, 2011 and 2010, respectively, was $30.4 million and $24.8 million, or 6.8% and 19.1% of our consolidated segment contribution margin.

Retail Segment
The table below sets forth certain information concerning our retail segment continuing operations:

	Year Ended December 31,
	2012	2011	2010
Number of stores (end of period)	373	377	412
Average number of stores	374	394	428
Retail fuel sales (thousands of gallons)	404,558	409,446	423,509
Average retail gallons per store (based on average number of stores) (thousands of gallons)	1,082	1,039	990
Retail fuel margin ($ per gallon)	$0.146	$0.162	$0.161
Merchandise sales (in millions)	378.2	374.6	384.1
Merchandise sales per average number of stores (in thousands)	$1,011	$951	$897
Merchandise margin %	29.3%	29.8%	30.5%
Credit expense (% of gross margin)	11.9%	11.6%	9.6%
Merchandise and cash over/short (% of net sales)	0.2%	0.2%	0.2%
Operating expense/merchandise sales plus total gallons	15.7%	16.3%	16.1%
Retail Segment Operational Comparison of the Year Ended December 31, 2012 versus the Year Ended December 31, 2011
Net sales for our retail segment for the year ended December 31, 2012 increased 1.0% to $1,877.8 million from $1,859.4 million for the year ended December 31, 2011. This increase was primarily due to an increase in the retail fuel price per gallon of 1.5% to an average price of $3.45 per gallon for the year ended December 31, 2012 from an average price of $3.40 per gallon for the year ended December 31, 2011.
Retail fuel sales were 404.6 million gallons for the year ended December 31, 2012, compared to 409.4 million gallons for the year ended December 31, 2011. This decrease was primarily due to the closure of under-performing stores. Same store retail fuel gallons increased 0.4% in 2012, as compared to 2011. Total fuel sales, including wholesale dollars, increased 1.0% to $1,499.6 million in the year ended December 31, 2012. The increase was primarily due to the increase in the average price per gallon sold noted above, partially offset by the decrease in total gallons sold, also noted above.
Merchandise sales increased 1.0% to $378.2 million in the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase in merchandise sales was primarily in the dairy, snacks and food service categories. Same store merchandise sales increased 3.4% for the year ended December 31, 2012, as compared to 2011. This increase was primarily in the soft drink, dairy, snacks, cigarette and food service categories.
Cost of goods sold for our retail segment increased 1.5% to $1,704.6 million in the year ended December 31, 2012. This increase was primarily due to the increase in the average cost per gallon of 1.9%, or an average cost of $3.30 per gallon in the year ended December 31, 2012 when compared to an average cost of $3.24 in the year ended December 31, 2011.
Operating expenses decreased 3.5% to $128.0 million in the year ended December 31, 2012, compared to $132.6 million in 2011. Operating expenses decreased due to the decrease in the number of stores operated during year ended December 31, 2012. On a same store basis, operating expenses decreased 0.3% in 2012, as compared to 2011.
Our annual goodwill impairment testing performed in the fourth quarter of 2012 did not result in goodwill impairment. Goodwill impairment was $2.2 million in 2011 and related to the write-off of goodwill associated with our purchase of stores the Fast Stores. The impairment taken in 2011 was based on our annual impairment testing performed in the fourth quarter.

Contribution margin for the retail segment in the years ended December 31, 2012 and 2011, respectively, was $45.2 million and $45.2 million, or 6.9% and 10.2% of our consolidated contribution margin.

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
Goodwill impairment was $2.2 million in 2011 and related to the write-off of goodwill associated with our purchase of the Fast Stores. The impairment taken in 2011 was based on our annual impairment testing performed in the fourth quarter. Our annual impairment testing performed in the fourth quarter of 2010 did not result in goodwill impairment.
Contribution margin for the retail segment in the years ended December 31, 2011 and 2010, respectively, was $45.2 million and $52.4 million, or 10.2% and 40.3% of our consolidated contribution margin.

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
During the fourth quarter of 2012 we completed the DKL Offering. At the closing of the DKL Offering, Delek Logistics distributed total proceeds to us of approximately $231.3 million, which includes $141.3 million from the offering and $90.0 million from the DKL Revolver, in consideration of assets contributed and to reimburse us for certain capital expenditures incurred with respect to these assets.
During the second quarter 2011, we finalized the acquisition of a majority interest in Lion Oil, representing a significant expansion of our refining segment. In consummating this transaction, additional borrowings were necessary. Certain existing creditors amended and increased borrowing facilities and new lenders provided additional financing, in each case primarily through collateralization of the assets of Lion Oil. Additionally, our Supply and Offtake Agreement with J. Aron substantially reduced our need to issue letters of credit to support El Dorado refinery crude oil purchases. See Note 11 to the consolidated financial statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional discussion of the Supply and Offtake Agreement. Finally, a subsidiary of our parent company extended a new long-term note to us.
These various financing arrangements were negotiated at market rates and we believe that the cash flows from the expanded operations will be sufficient to satisfy cash requirements related to our various financing arrangements for at least the next 12 months.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

	Year Ended December 31,
	2012	2011	2010
Cash Flow Data:
Cash flows provided by operating activities	$462.9	$130.1	$71.0
Cash flows used in investing activities	(159.2)	(195.7)	(44.5)
Cash flows provided by (used in) financing activities	72.1	242.4	(45.8)
Net increase (decrease) in cash and cash equivalents	$375.8	$176.8	$(19.3)
Cash Flows from Operating Activities
Net cash provided by operating activities was $462.9 million for the year ended December 31, 2012, compared to $130.1 million for the comparable period of 2011. The increase in cash flows from operations in the year ended December 31, 2012 from the same period in 2011 was primarily due to the increase in net income attributable to Holdings for the year ended December 31, 2012, which was $272.8 million, compared to $158.3 million in the same period of 2011 and decreases in accounts receivable, inventory and other current assets, partially offset by a decrease in our obligation under our Supply and Offtake agreement, which allows for the purchase of crude and refined products at the El Dorado refinery.
Net cash provided by operating activities was $130.1 million for the year ended December 31, 2011, compared to $71.0 million for the comparable period of 2010. The increase in cash flows from operations in the year ended December 31, 2011 from the same period in 2010 was primarily due to the increase in net income attributable to Delek for the year ended December 31, 2011, which was $158.3 million, compared to a net loss of $79.9 million in the same period of 2010, activity related to obligations after the initial date of our Supply and Offtake Agreement with J. Aron and an increase in deferred taxes and accounts payable, primarily resulting from the Lion Acquisition in April 2011. These increases were partially offset by increases in accounts receivable and inventory as a result of the Lion Acquisition.
Cash Flows from Investing Activities
Net cash used in investing activities was $159.2 million for the year ended December 31, 2012, compared to $195.7 million in 2011. This decrease was primarily due to a decrease cash paid for business combinations, which included cash paid of $11.0 million and $12.3 million, respectively for the Big Sandy Acquisition and the Nettleton Pipeline Acquisition in 2012 and $80.2 million and $25.0 million for the Lion Oil Acquisition and Paline Acquisition in 2011. Increases in our capital expenditures for the year ended December 31, 2012, as compared to 2011 partially offset this decrease.
Cash used in investing activities for the year ended December 31, 2012, included our capital expenditures of approximately $132.0 million, of which $65.9 million was spent on projects in the refining segment, $29.1 million was spent in the retail segment, $10.5 million was spent at our logistics segment and $26.5 million was spent at the holding company level.
Net cash used in investing activities was $195.7 million for the year ended December 31, 2011, compared to $44.5 million in the comparable period of 2010. This increase was primarily due to the cash paid of $105.2 million in connection with the Lion Acquisition in April 2011 and the Paline Acquisition in December 2011.
Cash used in investing activities for the year ended December 31, 2011 included capital expenditures of approximately $81.0 million, of which $36.0 million was spent on projects in the refining segment, $36.5 million was spent in the retail segment, $0.9 million was spent at our logistics segment and $7.6 million was spent at the holding company level.

Cash Flows from Financing Activities
Net cash provided by financing activities was $72.1 million for the year ended December 31, 2012, compared to $242.4 million for the year ended December 31, 2011. The decrease in net cash from financing activities for the year ended December 31, 2012 primarily consisted of borrowings and financing arrangements related to the Lion Acquisition, which were unique to the year ended December 31, 2011, higher payments on term debt, the repayment of the notes payable to a related party and an increase in our dividends paid to common stockholders. These decreases were partially offset by proceeds from the DKL Offering of $175.5 million and net proceeds on our revolving credit facilities of $63.3 million in 2012, compared to net repayments of $43.2 million in 2011.
Net cash provided by financing activities was $242.4 million in the year ended December 31, 2011, compared to cash used of $45.8 million in the comparable period of 2010. The increase in net cash from financing activities in the year ended December 31, 2011 primarily consisted of new borrowings of $140.0 million associated with the Lion Acquisition in April 2011 and the initial proceeds of $201.7 million from the inventory financing arrangement under our Supply and Offtake Agreement. These increases were partially offset by a net repayment on our revolving credit facilities of $43.2 million in 2011, compared to net proceeds of $76.1 million in 2010.

Cash Position and Indebtedness
As of December 31, 2012, our total cash and cash equivalents were $601.7 million and we had total indebtedness of approximately $362.2 million. Borrowing availability under our four separate revolving credit facilities was approximately $373.7 million and we had letters of credit issued of $181.9 million. We believe we were in compliance with our covenants in all debt facilities as of December 31, 2012.
A summary of our total third party indebtedness is shown below (in millions):

December 31, 2012
MAPCO Revolver	$77.0
DKL Revolver	90.0
Reliant Bank Revolver	4.0
Promissory notes	123.6
Term Loan Facility	67.0
Capital lease obligations	0.6
362.2
Less: Current portion of long-term debt, notes payable and capital lease obligations	52.2
$310.0
MAPCO Revolver
On December 23, 2010, we executed a $200.0 million revolving credit facility ("MAPCO Revolver") that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO, Fifth Third Bank as Administrative Agent and the lenders party thereto, as amended ("Senior Secured Credit Facility"). As of December 31, 2012, we had $77.0 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $8.5 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At December 31, 2012, the weighted average borrowing rate was approximately 4.2%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2012, this fee was 0.75% per year. Amounts available under the MAPCO Revolver as of December 31, 2012 were approximately $114.5 million.
Wells ABL
We have an asset-based loan ("ABL") revolving credit facility ("Wells ABL") that includes an accordion feature which permits an increase in facility size of up to $600.0 million subject to additional lender commitments. In connection with the closing of the Lion Acquisition, Delek executed an amendment to the Wells ABL (the "Wells ABL Amendment") on April 29, 2011. Under the terms of the Wells ABL Amendment, among other things, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million, (ii) the swing line loan sub-limit was increased from $30.0 million to $40.0 million, (iii) the letter of credit sub-limit was increased from $300.0 million to $375.0 million, (iv) the maturity date of the facility was extended from February 23, 2014 to April 29, 2015, and (v) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Refining and Lion Oil. As of December 31, 2012, we had letters of credit issued under the facility totaling approximately $161.5 million and a nominal amount in outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. As of December 31, 2012, the weighted average borrowing rate was approximately 4.8%. Additionally, the Wells ABL requires us to pay a credit utilization dependent quarterly fee on the average unused revolving commitment. As of December 31, 2012, this fee was 0.75% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $20.0 million availability reserve requirement, as of December 31, 2012 was $178.2 million.
Fifth Third Revolver
We had a revolving credit facility with Fifth Third Bank ("Fifth Third Revolver") that carried a credit limit of $75.0 million, including a $35.0 million sub-limit for letters of credit. Borrowings under the Fifth Third Revolver were secured by substantially all of the assets of Marketing. We amended the Fifth Third Revolver on August 23, 2012 to extend the maturity date by one year, to December 19, 2013. The Fifth Third Revolver bore interest based on predetermined pricing grids that allowed us to choose between Base Rate Loans or LIBOR Rate Loans. The Fifth Third Revolver was repaid in conjunction with the DKL Offering. As of December 31, 2012, we had no outstanding borrowings or letters of credit issued under the facility.
DKL Revolver
On November 7, 2012, Delek Logistics entered into a $175.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders. Delek Logistics and each of its existing subsidiaries are borrowers under the DKL Revolver. The DKL Revolver includes a $50.0 million sublimit for letters of credit and a $7.0 million sublimit for swing line loans. The credit agreement also contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $225.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. A subsidiary of Delek provides a limited guaranty of $102.0 million of Delek Logistics' obligations under the DKL Revolver. The DKL Revolver will mature on November 7, 2017. Borrowings under the credit facility bear interest at either a base rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At December 31, 2012 the weighted average borrowing rate was approximately 2.3%. Additionally, the DKL Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2012, this fee was 0.3% per year. As of December 31, 2012, Delek Logistics had $90.0 million outstanding borrowings under the credit facility, as well as letters of credit issued of $10.0 million. Amounts available under the DKL Revolver as of December 31, 2012 were approximately $75.0 million.

Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank ("Reliant Bank Revolver") that provides for unsecured loans of up to $10.0 million. As of December 31, 2012, we had $4.0 million outstanding under this facility. The Reliant Bank Revolver was amended on June 28, 2012 to (i) extend the maturity date by two years, to June 28, 2014 and (ii) decrease the interest rate for borrowings under the facility to a fixed rate of 5.25%. The Reliant Bank Revolver was further amended on December 12, 2012 to (i) increase the facility size to $10.0 million from $7.5 million and (ii) conform certain changes in the financial covenants to be consistent with the financial covenants amendments made to the Leumi and IDB Notes (as defined below) and Term Loan Facility (as defined below) in connection with the DKL Offering. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of December 31, 2012, we had $6.0 million available under the Reliant Bank Revolver.
Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million with Bank Leumi USA ("Leumi Note"). In connection with the closing of the Lion Acquisition, the Leumi Note was amended April 29, 2011 to address the effect of the purchase on the security and financial covenants under the Leumi Note. On November 7, 2012, in connection with the DKL Offering, the Leumi Note was further amended to address the effect of the DKL Offering on the security and covenants under the Leumi Note. Among other things, the amendment also extended the maturity date by two years to October 1, 2015, increased the quarterly principal amortization payments from $2.0 million to $2.2 million and required a principal prepayment of $10.0 million made on the amendment effective date. As of December 31, 2012, we had $20.7 million in outstanding borrowings under the Leumi Note. The Leumi Note replaced and terminated promissory notes with Bank Leumi USA in the original principal amounts of $30.0 million and $20.0 million and is secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, (iii) a second priority lien on all assets of Lion Oil that secure the Term Loan Facility discussed below and (iv) a second lien in the subordinated and common units of Delek Logistics held by Lion Oil. The Leumi Note bears interest at the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.50%. As of December 31, 2012, the weighted average borrowing rate was 5.50%.
On October 5, 2010, Delek entered into two promissory notes with Israel Discount Bank of New York ("IDB") in the principal amounts of $30.0 million and $20.0 million (collectively the "IDB Notes"). In connection with the closing of the Lion Acquisition, the IDB Notes were amended and restated on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the notes. On November 7, 2012, in connection with the DKL Offering, the IDB Notes were further amended to address the effect of the DKL Offering on the security and covenants under the IDB Notes. Among other things, the amendments also extended the maturity dates under both notes from December 31, 2013 to October 1, 2015, increased the aggregate quarterly principal amortization payments from $2.0 million to $2.2 million and required an aggregate principal prepayment of $10.0 million made on the amendment effective date. As of December 31, 2012, we had $24.5 million in total outstanding borrowings under the IDB Notes. The IDB Notes replaced and terminated promissory notes with IDB in the original principal amounts of $30.0 million and $15.0 million and are secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, (iii) a second lien on all assets of Lion Oil that secure the Term Loan Facility discussed below and (iv) a second lien in the subordinated and common units of Delek Logistics held by Lion Oil. Both IDB Notes bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.50%. As of December 31, 2012, the weighted average borrowing rate was approximately 5.50% under both IDB Notes.
On September 28, 2010, Delek executed an amended and restated note ("Petroleum Note") in favor of Delek Petroleum Ltd, an Israeli corporation and an affiliate of the company ("Delek Petroleum") in the principal amount of $44.0 million, replacing a note with Delek Petroleum in the original principal amount of $65.0 million. The Petroleum Note was amended on April 28, 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. On September 25, 2012, the remaining principal outstanding under the Petroleum Note was paid in full. As of December 31, 2012, no obligations remain outstanding under the Petroleum Note.
In 2011, Delek began construction of new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate notes for each BTS project with Standard Insurance Company (collectively, the "MAPCO Notes") varying in size from $0.1 million to $1.9 million. The MAPCO Notes bear interest at fixed rates, ranging from 5.0% to 6.4%. Each of the MAPCO Notes is secured by the land, building and equipment of its respective completed MAPCO Mart. Under the terms of each MAPCO Note, beginning on the first day of the eleventh month following the initial fund advancement, we are required to make payments of principal on each respective MAPCO Note over a ten year term calculated using a 25 year amortization schedule. If any MAPCO Note is not paid in full after the initial ten year period, we may continue to make monthly payments under that MAPCO Note, however the interest rate will reset pursuant to the terms of that MAPCO Note. There is also an additional interest rate reset after the first twenty year period. The final maturity dates of the MAPCO Notes range from June 1, 2036 to October 1, 2038. As of December 31, 2012, we have entered into 13 MAPCO Notes related to these BTS projects and we have drawn approximately $11.7 million in total under the MAPCO Notes.
On April 28, 2011, Delek executed a subordinated note with Delek Petroleum in the principal amount of $40.0 million ("Subordinated Note"). The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility discussed below. On September 25, 2012, the remaining principal outstanding under the Subordinated note was prepaid in full. As of December 31, 2012, no obligations remain outstanding under the Subordinated Note.
On April 29, 2011, Delek entered into a $50.0 million promissory note with Ergon ("Ergon Note") in connection with the closing of the Lion Acquisition. As of December 31, 2012, $50.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note with Ergon Terminaling ("Ergon Paline Note") in connection with the closing of the acquisition of all of the membership interests of Paline from Ergon Terminaling. The Ergon Paline Note was subsequently assigned by Ergon Terminaling to Ergon. As of December 31, 2012, $16.7 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately $2.1 million each commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at fixed rate equal to 6.0% per annum.
Term Loan Facility
On April 29, 2011, Delek entered into a $100.0 million term loan credit facility ("Term Loan Facility") with Israeli Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. On November 7, 2012, in connection with the DKL Offering, the Term Loan Facility was amended to address the effect of the DKL Offering on the security and covenants under the Term Loan Facility. Among other things, the amendment also required a principal prepayment of $15.0 million made on the amendment effective date. As of December 31, 2012, $67.0 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Delek to make four quarterly amortization payments of $1.5 million each commencing June 30, 2011, followed by sixteen quarterly principal amortization payments of $4.0 million each. The Term Loan Facility matures on April 29, 2016, and is secured by (i) all assets of Lion Oil (excluding inventory and accounts receivable), (ii) all of our shares in Lion Oil and (iii) a first priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Interest on the unpaid balance of the Term Loan Facility is computed at a rate per annum equal to the LIBOR Rate or the Reference Rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of December 31, 2012, the weighted average borrowing rate was approximately 5.5%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, DKL Revolver, Reliant Bank Revolver, Leumi Note, IDB Notes and Term Loan Facility we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we are not required to comply with a fixed charge coverage ratio financial covenant under the Wells ABL during the year ended December 31, 2012, we may be required to comply with the covenant at times when the borrowing base excess availability is less than certain thresholds, as defined in the Wells ABL. We believe we were in compliance with all covenant requirements under each of our facilities as of December 31, 2012.
Certain of our credit facilities contain limitations on the incurrence of additional indebtedness, making of investments, creation of liens, disposition of property, making of restricted payments and transactions with affiliates. Specifically, these covenants may limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares with respect to the equity of our subsidiaries. Additionally, certain of our credit facilities limit our ability to make investments, including extensions of loans or advances to, or acquisition of equity interests in, or guarantees of obligations of, any other entities.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the year ended December 31, 2012 were $132.0 million, of which approximately $65.9 million was spent in our refining segment, $29.1 million in our retail segment, $10.5 million in our logistics segment and $26.5 million at the holding company level. Our capital expenditure budget is approximately $158.2 million for 2013. The following table summarizes our actual and planned capital expenditures by operating segment and major category (in millions):

	Year Ended December 31,
	2013 Forecast	2012 Actual
Refining:
Sustaining maintenance, including turnaround activities	$50.1	$20.7
Regulatory	26.2	6.1
Discretionary projects	17.7	39.1
Refining segment total	94.0	65.9
Logistics:
Regulatory	0.5	—
Maintenance projects	7.0	2.6
Discretionary projects	1.3	7.9
Logistics segment total	8.8	10.5
Retail:
Sustaining maintenance	5.7	7.5
Growth/profit improvements	8.7	1.9
Retrofit/rebrand/re-image	8.0	10.1
Raze and rebuild/new/land(1)	8.0	9.6
Retail segment total	30.4	29.1
Other
Growth/profit improvements	5.0	12.2
New builds	20.0	14.3
Other total	25.0	26.5
Total capital spending	$158.2	$132.0

(1)	Excludes capital leases
For the full year 2013, we plan to spend approximately $30.4 million in the retail segment, $8.0 million of which is expected to consist of the re-imaging of 20-26 existing stores. We spent $10.1 million on these projects in the year ended December 31, 2012. In addition, we plan to spend $8.0 million on the construction of approximately 8-10 new prototype locations at new leased sites and $8.7 million on other profit and growth improvements in existing stores in 2013. We expect to spend approximately $26.2 million on regulatory projects in the refining segment in 2013. We spent $6.1 million on regulatory projects in the year ended December 31, 2012. In addition, we plan to spend approximately $50.1 million on maintenance projects and approximately $17.7 million for other discretionary projects in 2013. In 2013, we plan to spend $7.0 million on maintenance projects in the logistics segment, $1.3 million on discretionary projects and $0.5 million on regulatory projects.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For further information, please refer to our discussion in Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Refining Segment
Our capital spending in the refining segment is inclusive of both the Tyler and El Dorado refineries.
Tyler, Texas Refinery
The next major turnaround at the Tyler refinery is scheduled for 2014. Other major projects that remain in execution at the Tyler refinery include the following:

•
Reverse Osmosis Water Treatment System: This project will replace an existing Demineralizing Unit with a Reverse Osmosis Unit to provide boiler feed water to the refinery boilers. This project is currently scheduled to be completed in 2015.

•	Crude Optimization Projects:

◦
Deep Cut Project: The modifications to the Crude and Vacuum Units were completed in 2009, but the scopes to provide a Sodium Hydrosulfide (NaSH) Unit and a second Amine Regeneration Unit have been deferred to 2016. These two units will increase the refinery's capability to handle higher sulfur crudes.

◦
FCC Reactor Revamp Project: This project will primarily replace the FCC Reactor and Catalyst Stripper and is scheduled for completion during the 2014 turnaround. This project will incorporate state-of-the-art FCC technology to increase conversion in the unit.

El Dorado, Arkansas Refinery

The next major turnaround at the El Dorado refinery is scheduled for January 2014. Other major projects that remain in execution at the El Dorado refinery include the Ouachita River Joint Pipeline project, which was approved by the Arkansas Department of Environmental Quality, involving four operating companies that will direct wastewater to the Ouachita River. This project is scheduled for completion in 2013. The El Dorado refinery is also planning an FCC reactor revamp project. This project will primarily replace the FCC Reactor and Catalyst Stripper and is scheduled for completion during the 2014 turnaround. This project will incorporate state-of-the-art FCC technology to increase conversion in the unit.

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below as of December 31, 2012, is set forth in the following table (in millions):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt, notes payable and capital lease obligations	$52.2	$169.5	$129.8	$10.7	$362.2
Interest(1)	14.0	20.4	6.2	6.7	47.3
Operating lease commitments(2)	15.0	22.7	20.1	82.1	139.9
Capital project commitments(3)	—	2.2	—	—	2.2
Total	$81.2	$214.8	$156.1	$99.5	$551.6

(1)	Includes expected interest payments on debt outstanding under credit facilities in place at December 31, 2012. Floating interest rate debt is calculated using December 31, 2012 rates.

(2)	Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2012.

(3)
Amounts constitute a minimum obligation that would be required as a penalty payment if a certain capital project is not completed. We have no expectation that this capital project will not be completed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements through the date of the filing of this Form 10-K.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. We prepare our consolidated financial statements in conformity with GAAP, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader's understanding, management has identified our critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some over which we may have little or no control.

LIFO Inventory

The Tyler refinery's inventory consists of crude oil, refined petroleum products and blendstocks which are stated at the lower of cost or market. Cost is determined under the last-in, first-out ("LIFO") valuation method. The LIFO method requires management to make estimates on an interim basis of the anticipated year-end inventory quantities, which could differ from actual quantities.

We believe the accounting estimate related to the establishment of anticipated year-end LIFO inventory is a critical accounting estimate because it requires management to make assumptions about future production rates in the Tyler refinery, the future buying patterns of our customers, as well as numerous other factors beyond our control including the economic viability of the general economy, weather conditions, the availability of imports, the marketing of competitive fuels and government regulation. The impact of changes in actual performance versus these estimates could be material to the inventories reported on our quarterly balance sheets and the results reported in our quarterly statements of operations could be material. In selecting assumed inventory levels, we use historical trending of production and sales, recognition of current market indicators of future pricing and value, and new regulatory requirements which might impact inventory levels. Management's assumptions require significant judgment because actual year-end inventory levels have fluctuated in the past and may continue to do so.

At each year-end, actual physical inventory levels are used to calculate both ending inventory balances and final cost of goods sold for the year.

Property, Plant and Equipment and Definite Life Intangibles Impairment

Property, plant and equipment and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. We use quoted market prices when available and our internal cash flow estimates discounted at an appropriate interest rate to determine fair value, as appropriate. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset.

Property and equipment of retail stores we are closing are written down to their estimated net realizable value at the time we close such stores. Changes in market demographics, competition, economic conditions and other factors can impact the operations of certain locations. Cash flows vary from year to year, and we analyze regional market, division and store operations. As a result, we identified and recorded impairment charges of $0.9 million, $1.7 million and $1.8 million for closed stores in 2012, 2011 and 2010, respectively. Similar changes may occur in the future that will require us to record an impairment charge.

Goodwill and Potential Impairment

Goodwill is reviewed at least annually for impairment or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the operating segments to the estimated fair value of the reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We use a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values of the reporting units using a multiple of expected future cash flows such as those used by third party analysts. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions, competitive pressures on sales and margins, and other economic and industry factors beyond management's control, an impairment charge may be required. Our annual impairment assessment of goodwill resulted in $2.2 million non-cash goodwill impairment charges to our retail segment during the year ended December 31, 2011. Our annual assessment of goodwill did not result in impairment during the years ended December 31, 2012 or 2010. Details of remaining goodwill balances by segment are included in Note 9 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance requiring the disclosure of information about offsetting and related arrangements to enable users of financial statements to understand the effect of these arrangements on financial position. The guidance requires the disclosure of both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement.The guidance is effective for interim and annual reporting periods beginning on January 1, 2013. We anticipate that the adoption of this guidance will not affect our business, financial position or results of operations, but it may result in additional disclosures.
In July 2012, the FASB issued guidance regarding testing indefinite-lived intangible assets for impairment that gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual reporting periods beginning January 1, 2013, but early adoption is permitted. We have elected not to early adopt this guidance and, upon adoption, we do not expect this guidance to materially affect our business, financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in commodity prices (mainly crude oil and unleaded gasoline) and interest rates are our primary sources of market risk. When we make the decision to manage our market exposure, our objective is generally to avoid losses from adverse price changes, realizing we will not obtain the gains of beneficial price changes.
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

Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. In accordance with ASC 815, Derivatives and Hedging ("ASC 815"), all of these commodity contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements, unless, at inception, the company elects to designate the contracts as cash flow hedges under ASC 815. At December 31, 2012 and 2011, we had open derivative contracts representing 2,134,000 barrels and 1,078,000 barrels, respectively, of refined petroleum products with an unrealized net (loss) gain of $(0.6) million and $2.2 million, respectively. Of these open contracts, contracts representing 900,000 barrels and 400,000 barrels with unrealized net gains of $0.7 million ($0.4 million, net of taxes) and $2.7 million ($1.8 million, net of taxes) were designated as cash flow hedges and were recorded in accumulated other comprehensive income at December 31, 2012 and 2011, respectively.

We maintain at both company owned and in third-party facilities, inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2012, we held approximately 1.4 million barrels of crude and product inventories associated with the Tyler refinery valued under the LIFO valuation method with an average cost of $72.19 per barrel. At December 31, 2012 and 2011, the excess of replacement cost (FIFO (as defined below)) over the carrying value (LIFO) of refinery inventories was $41.4 million and $45.2 million, respectively. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $10.00 per barrel lower, our LIFO reserve would have been reduced by $14.0 million. Inventory associated with the El Dorado refinery is valued under the first-in, first out ("FIFO") valuation method.
Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $279.2 million as of December 31, 2012. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of December 31, 2012 would be to change interest expense by $2.8 million.

We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that any interest rate derivatives held would reduce our exposure to short-term interest rate movements. As of both December 31, 2012 and 2011, we had floating-to-fixed interest rate swap agreements in place for a notional amount of $160.0 million. The estimated fair value of our interest rate derivative liability was $4.7 million and $4.2 million as of December 31, 2012 and 2011, respectively. In accordance with ASC 815 we recorded non-cash expense representing the change in estimated fair value of the interest rate hedge agreements of $0.5 million and $4.2 million, for the year ended December 31, 2012 and 2011, respectively.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act") that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

i.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and Board of Directors; and

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2012, we maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report, which is included in the section beginning on page F-1.

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Delek Logistics GP, LLC Equity Interest Awards

On March 5, 2013, Holdings' Board of Directors approved awards of equity interests in Delek Logistics GP, LLC ("Logistics GP"), the general partner of Delek Logistics, to Ezra Uzi Yemin, Chairman, President and Chief Executive Officer, Assaf Ginzburg, Executive Vice President and Chief Financial Officer, and Frederec Green, Executive Vice President. Messrs. Yemin, Ginzburg and Green are also the Chairman and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and the Executive Vice President, respectively, of Logistics GP and each of them is a director of Logistics GP.

The awards were made on March 10, 2013 and consist of a 1.0% membership interest for Mr. Yemin and a 0.2% membership interest for each of Messrs. Ginzburg and Green. Subject to continued employment, the interests will vest on June 10, 2013. The interests are subject to restrictions on transfer under Logistics GP's limited liability company agreement. As members of Logistics GP, these executives will participate in its future profits and losses from operations, distributions from operations and liquidation value. Logistics GP is entitled to distributions in respect of its 2.0% general partner interest and its incentive distribution rights in Delek Logistics. Any Logistics GP distributions payable in respect of unvested membership interests will be paid in arrears upon vesting of such interest.

If any of the executives is terminated for cause (as defined in his employment agreement), he will forfeit his membership interest, whether vested or unvested. Upon termination for any reason other than for cause, the executive will have the right to require Logistics GP to repurchase his interest, if vested, and Logistics GP will have the right to repurchase his interest, in each case, at its fair market value, determined in accordance with Logistics GP's limited liability company agreement. In addition, Logistics GP, in its sole discretion, can cause the interests to vest upon an Exchange Transaction (as defined in Logistics GP's limited liability company agreement). In connection with these awards, Mr. Yemin agreed to forfeit 4,898 phantom unit awards and Messrs. Ginzburg and Green each agreed to forfeit 980 phantom unit awards in Delek Logistics, that would have vested on June 10, 2013.

The cost of the obligations represented by these membership interests in Logistics GP will be borne solely by Logistics GP. Delek Logistics will not be obligated to reimburse Logistics GP for such costs, and any distributions made on such membership interests will not reduce the amount of cash available for distribution to unitholders of Delek Logistics. Under GAAP, however, these membership interests represent an equity compensation plan for the benefit of Delek Logistics.

Crude Oil Release

On March 9, 2013, a release of crude oil was detected within a pumping facility owned by our logistics segment located west of our El Dorado refinery.  Our initial estimate of the volume of crude oil released is approximately 5,000 barrels. We believe a majority of the amount released has been contained at the pumping facility.  However, our initial assessment is that approximately 1,500 barrels of crude oil reached a nearby small creek, where the released crude oil has been contained.  We are currently in the process of working with the EPA to respond to the released crude oil and believe we will ultimately recover the substantial majority of the crude oil that was not already contained at the pumping facility.  We have notified our insurance carriers of this event. At this time, we are unable to estimate precisely the potential costs related to or any liabilities including fines, penalties and possible third-party claims associated with this event, but, based on information currently available to us, we believe these total costs and liabilities will not be material to our operations or financial results.  This event has not impacted the delivery of crude oil to the El Dorado refinery.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board Governance Guidelines, our charters for our Audit and Compensation Committees and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekUS.com under the "About Us - Corporate Governance" caption. A copy will be mailed upon request made to Investor Relations, Delek US Holdings, Inc. or ir@delekus.com. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekUS.com, under the "Investor Relations" caption, promptly following the date of any such amendment or waiver.

The information required by Item 401 of Regulation S-K regarding directors will be included under "Election of Directors" in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 7, 2013 (the "Definitive Proxy Statement"), and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will be included under "Executive Compensation" and "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED     STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be included under "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under "Certain Relationships and Related Transactions" in the Definitive Proxy Statement and is incorporated herein by reference.

The information required by Item 407(a) of Regulation S-K will be included under "Election of Directors" and "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are the fees paid for the services of Ernst & Young LLP:

	December 31,
	2012	2011
Audit Fees (1)	$3,215,625	$2,653,225
Audit-related fees (2)	12,790	355,952
Tax fees (3)	108,297	71,693
Total	$3,336,712	$3,080,870

(1)
Audit fees consisted of services rendered to us or certain of our subsidiaries. Such audit services include audits of our consolidated financial statements and internal control over financial reporting, reviews of our quarterly financial statements, and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2012 and December 31, 2011 regardless of when the fees and expenses were paid.

(2)
Fees for audit-related matters billed in 2012 and 2011 consisted of agreed upon procedures for primarily related to acquisition due diligence, procedures related to regulatory filings of our parent companies, and consultations on various accounting and reporting areas.

(3)	Fees for tax services billed in 2012 and 2011 consisted primarily of consultation on various tax matters related to us and our subsidiaries and certain tax compliance related activities.

The Audit Committee has considered and determined that the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.

Pre-Approval Policies and Procedures.  In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During 2012, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Certain Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements. The accompanying Index to Financial Statements and Schedule on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

2.
List of Financial Statement Schedules. All schedules are omitted because the required information is either not present, not present in material amounts or included within the Consolidated Financial Statements.

3.	Exhibits - See below.

EXHIBIT INDEX

Exhibit No.		Description
2.1	†
Stock Purchase Agreement dated March 17, 2011, by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on May 4, 2011).

2.2	†
First Amendment dated April 29, 2011 to Stock Purchase Agreement dated March 17, 2011 by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on May 4, 2011).

2.3
Contribution, Conveyance and Assumption Agreement, dated November 7, 2012, by and among Delek Logistics Partners, LP, Delek Logistics GP, LLC, Delek Logistics Operating, LLC, Delek Crude Logistics, LLC, Delek US Holdings, Inc., Delek Marketing & Supply, LLC, Delek Marketing and Supply, LP, Lion Oil Company and Delek Logistics Services Company (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on November 14, 2012).

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.2
Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.1	*	Employment Agreement dated as of May 1, 2009 by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 6, 2009).
10.1(a)	*
First Amendment dated August 7, 2012 to Employment Agreement dated May 1, 2009 by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 8, 2012).

10.2	*
Employment Agreement dated August 7, 2012 by and between Delek US Holdings, Inc. and Donald N. Holmes (incorporated by reference to the Exhibit 10.2 to the Company's Form 10-Q filed on November 8, 2012).

10.3	*
Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.4
Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.5(k) to the Company's Form 10-K filed on March 12, 2010).

10.4(a)
First Amendment dated December 23, 2010 to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on December 29, 2010).

10.4(b)
Second Amendment, dated as of March 30, 2012, to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 4, 2012).

10.5
Asset-backed revolving Credit Agreement dated February 23, 2010 by and between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on February 25, 2010).

10.5(a)
First Amendment dated April 29, 2011 to asset-backed revolving Credit Agreement dated February 23, 2010 between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 5, 2011).

10.6	*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (as amended through May 4, 2010) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 7, 2010).
10.6(a)	*
Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.6(b)	*
Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.6(c)	*
Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

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

10.8
Omnibus Agreement, dated November 7, 2012, by and among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 14, 2012).

10.9
Revolving Credit Agreement, dated November 7, 2012, by and among Delek Logistics Partners, LP, Delek Logistics Operating, LLC, Delek Marketing GP, LLC, Delek Marketing & Supply, LP, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, SALA Gathering Systems, LLC, and Paline Pipeline Company, LLC and Fifth Third Bank, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on November 14, 2012).

10.10
Pipelines and Tankage Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to the Exhibit 10.4 to the Company's Form 8-K filed on November 14, 2012).

10.11
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to the Exhibit 10.5 to the Company's Form 8-K filed on November 14, 2012).

10.12	*
Employment Agreement dated as of July 1, 2011 by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 9, 2011).

10.13	*
Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed on March 14, 2012).

10.14	*	Employment Agreement dated as of May 26, 2011 by and between MAPCO Express, Inc. and Igal P. Zamir (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed on August 5, 2011).
10.15	*
Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K filed on March 14, 2012).

10.15(a)	§ *	Separation of Employment / General Release dated January 18, 2013 by and between Delek US Holdings, Inc. and Mark B. Cox.

10.16	*
Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Harry P. (Pete) Daily (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed on March 14, 2012).

10.17	*
Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Kent B. Thomas (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed on March 14, 2012).

10.18	‡
Master Supply and Offtake Agreement dated April 29, 2011 between J. Aron & Company, and Lion Oil Company and Lion Oil Trading & Transportation, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 5, 2011).

10.18(a)	‡
Supplemental Agreement dated October 14, 2011 to Supply and Offtake Agreement dated April 29, 2011 between J. Aron & Company, and Lion Oil Company and Lion Oil Trading & Transportation, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 9, 2011).

10.19	‡
Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders (incorporated by reference to the Exhibit 10.5 to the Company's Form 10-Q filed on August 5, 2011).

10.19(a)
First Amendment dated July 28, 2011 to Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 9, 2011).

10.19(b)	§
Second Amendment dated November 7, 2011 to Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders.

10.19(c)	§
Third Amendment dated November 7, 2012 to Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders.

10.19(d)	§
Fourth Amendment dated January 25, 2013 to Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders.

21.1	§	Subsidiaries of the Registrant
23.1	§	Consent of Ernst & Young LLP
24.1	§	Power of Attorney
31.1	§	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	§	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	§	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	ˆ
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months and years ended December 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months and year ended December 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*		Management contract or compensatory plan or arrangement.
§		Filed herewith.

†
Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementally furnish a copy of any of the omitted schedules to the United States Securities and Exchange Commission upon request.

‡
Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the United States Securities and Exchange Commission.

ˆ
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

Delek US Holdings, Inc.

Consolidated Financial Statements
As of December 31, 2012 and 2011 and
For Each of the Three Years Ended December 31, 2012, 2011 and 2010

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and stockholders of
Delek US Holdings, Inc.

We have audited Delek US Holdings, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delek US Holdings Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Delek US Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Delek US Holdings, Inc. and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Nashville, Tennessee
March 11, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and stockholders of
Delek US Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek US Holdings, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delek US Holdings, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
March 11, 2013

Delek US Holdings, Inc.
Consolidated Balance Sheets

	December 31,
	2012	2011
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$601.7	$225.9
Accounts receivable	256.6	277.1
Inventory	477.6	508.0
Other current assets	23.8	39.6
Total current assets	1,359.7	1,050.6
Property, plant and equipment:
Property, plant and equipment	1,456.2	1,317.3
Less: accumulated depreciation	(332.0)	(263.5)
Property, plant and equipment, net	1,124.2	1,053.8
Goodwill	72.7	69.7
Other intangibles, net	16.7	17.5
Other non-current assets	50.4	39.0
Total assets	$2,623.7	$2,230.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$568.8	$521.1
Current portion of long-term debt and capital lease obligations	52.2	68.2
Current note payable to related party	—	6.0
Obligation under Supply and Offtake Agreement	285.2	298.6
Accrued expenses and other current liabilities	92.9	100.8
Total current liabilities	999.1	994.7
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	310.0	297.9
Note payable to related party	—	60.5
Environmental liabilities, net of current portion	10.4	9.7
Asset retirement obligations	8.3	7.9
Deferred tax liabilities	183.2	168.1
Other non-current liabilities	34.7	38.2
Total non-current liabilities	546.6	582.3
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 59,619,548 shares and 58,036,427 shares issued and outstanding at December 31, 2012 and 2011, respectively	0.6	0.6
Additional paid-in capital	366.9	356.9
Accumulated other comprehensive income	0.4	1.8
Retained earnings	531.4	294.1
Non-controlling interest in subsidiaries	178.7	0.2
Total stockholders’ equity	1,078.0	653.6
Total liabilities and stockholders’ equity	$2,623.7	$2,230.6
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(In millions, except share and per share data)
Net sales	$8,726.7	$7,198.2	$3,755.6
Operating costs and expenses:
Cost of goods sold	7,704.4	6,429.9	3,412.9
Operating expenses	363.3	320.9	229.5
Impairment of goodwill	—	2.2	—
Insurance proceeds — business interruption	—	—	(12.8)
Property damage proceeds, net	—	—	(4.0)
General and administrative expenses	103.5	81.4	59.0
Depreciation and amortization	82.5	74.1	61.1
(Gain) loss on sale of assets	(0.1)	3.6	0.7
Total operating costs and expenses	8,253.6	6,912.1	3,746.4
Operating income	473.1	286.1	9.2
Interest expense	45.7	51.2	34.1
Interest income	(0.2)	—	—
(Gain) loss on investment in Lion Oil	—	(12.9)	60.0
Total non-operating expenses, net	45.5	38.3	94.1
Income (loss) from continuing operations before income taxes	427.6	247.8	(84.9)
Income tax expense (benefit)	151.6	84.7	(5.0)
Net income (loss)	276.0	163.1	(79.9)
Net income attributed to non-controlling interest	3.2	4.8	—
Net income (loss) attributable to Delek	$272.8	$158.3	$(79.9)
Basic & diluted earnings (loss) per share:
Basic	$4.65	$2.80	$(1.47)
Diluted	$4.57	$2.78	$(1.47)
Weighted average common shares outstanding:
Basic	58,719,968	56,543,977	54,264,763
Diluted	59,644,798	57,026,864	54,264,763
Dividends declared per common share outstanding	$0.60	$0.33	$0.15
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net income (loss) attributable to Delek	$272.8	$158.3	$(79.9)
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments, net of tax (benefit) expense of $(0.7) million and $0.9 million and ineffectiveness of $0.8 million and $(0.1) million for the years ended December 31, 2012 and 2011, respectively	(1.4)	1.8	—
Comprehensive income (loss)	$271.4	$160.1	$(79.9)

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc
Consolidated Statements of Changes in Stockholders' Equity

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount
		(In millions, except share and per share data)
Balance at	December 31, 2009	53,700,570	0.5	281.8	—	248.7	—	531.0
Net loss		—	—	—	—	(79.9)	—	(79.9)
Common stock dividends ($0.15 per share)		—	—	—	—	(8.4)	—	(8.4)
Net settlement of share appreciation rights		638,909	—	2.6	—	(5.1)	—	(2.5)
Stock-based compensation expense		—	—	3.1	—	—	—	3.1
Exercise of stock-based awards		63,729	—	—	—	—	—	—
Balance at	December 31, 2010	54,403,208	0.5	287.5	—	155.3	—	443.3
Net income		—	—	—	—	158.3	4.8	163.1
Unrealized gain on cash flow hedges, net of deferred income tax expense of $0.9 million		—	—	—	1.8	—	—	1.8
Common stock dividends ($0.15 per share)		—	—	—	—	(19.5)	—	(19.5)
Stock-based compensation expense		—	—	2.7	—	—	—	2.7
Non-controlling interests in subsidiaries		—	—	—	—	—	25.6	25.6
Acquisition of non-controlling interest in Lion Oil		—	—	17.2	—	—	(30.2)	(13.0)
Income tax benefit of stock-based compensation expense		—	—	2.7	—	—	—	2.7
Stock issued in connection with the Lion Acquisition		3,292,844	0.1	44.2	—	—	—	44.3
Exercise of stock-based awards		340,375	—	2.6	—	—	—	2.6
Balance at	December 31, 2011	58,036,427	0.6	356.9	1.8	294.1	0.2	653.6
Net income		—	—	—	—	272.8	3.2	276.0
Unrealized loss on cash flow hedges, net of deferred income tax benefit of $0.7 million		—	—	—	(1.4)	—	—	(1.4)
Common stock dividends ($0.50 per share)		—	—	—	—	(35.5)	—	(35.5)
Equity-based compensation expense		—	—	6.1	—	—	0.1	6.2
Net proceeds from issuance of common units - Delek Logistics		—	—	—	—	—	175.5	175.5
Acquisition of non-controlling interest in subsidiaries		—	—	(3.8)	—	—	(0.3)	(4.1)
Income tax benefit of equity-based compensation expense		—	—	9.2	—	—	—	9.2
Taxes paid due to the net settlement of equity-based compensation		—	—	(8.2)	—	—	—	(8.2)
Exercise of equity-based awards		1,583,121	—	6.7	—	—	—	6.7
Balance at	December 31, 2012	59,619,548	0.6	366.9	0.4	531.4	178.7	1,078.0
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:	(In millions, except per share data)
Net income (loss)	$276.0	$163.1	$(79.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82.5	74.1	61.1
Amortization of deferred financing costs	4.7	5.4	7.1
Accretion of asset retirement obligations	0.8	0.6	0.5
Amortization of unfavorable contract liability	(0.7)	—	—
Deferred income taxes	24.3	57.7	(4.6)
Impairment of goodwill	—	2.2	—
(Gain) loss on investment in Lion Oil	—	(12.9)	60.0
(Gain) loss on sale of assets	(0.1)	3.6	0.7
Gain on involuntary conversion of assets	—	—	(4.0)
Stock-based compensation expense	6.2	2.7	3.1
Income tax benefit of stock-based compensation	(9.2)	(2.7)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	20.5	(157.1)	(28.0)
Inventories and other current assets	46.0	(166.9)	20.9
Accounts payable and other current liabilities	38.9	65.3	38.9
Obligation under Supply and Offtake Agreement, net	(13.4)	96.9	—
Non-current assets and liabilities, net	(13.6)	(1.9)	(4.8)
Net cash provided by operating activities	462.9	130.1	71.0
Cash flows from investing activities:
Business combinations	(23.3)	(105.2)	—
Purchase of non-controlling interest in subsidiaries	(4.1)	(13.0)	—
Purchases of property, plant and equipment	(132.0)	(81.0)	(56.8)
Expenditures to rebuild refinery	—	—	(0.2)
Property damage insurance proceeds	—	—	4.2
Proceeds from sales of convenience store assets	0.2	3.5	8.3
Net cash used in investing activities	(159.2)	(195.7)	(44.5)
Cash flows from financing activities:
Proceeds from long-term revolvers	713.6	620.1	815.1
Payments on long-term revolvers	(650.3)	(663.3)	(739.0)
Proceeds from term debt	9.3	102.3	100.0
Payments on term debt and capital lease obligations	(76.5)	(19.8)	(176.4)
Proceeds from note payable to related party	—	40.0	—
Payments of notes payable to related party	(66.5)	(17.5)	(21.0)
Proceeds from exercise of stock options	6.7	2.6	—
Proceeds from inventory financing agreement	—	201.7	—
Proceeds from non-controlling interests in subsidiaries	—	0.2	—
Proceeds from issuance of common units - Delek Logistics	175.5	—	—
Taxes paid due to the net settlement of equity-based compensation	(8.2)	—	(2.5)
Income tax benefit of stock-based compensation	9.2	2.7	—
Dividends paid	(35.5)	(19.5)	(8.4)
Deferred financing costs paid	(5.2)	(7.1)	(13.6)
Net cash provided by (used in) financing activities	72.1	242.4	(45.8)
Net increase (decrease) in cash and cash equivalents	375.8	176.8	(19.3)
Cash and cash equivalents at the beginning of the period	225.9	49.1	68.4
Cash and cash equivalents at the end of the period	$601.7	$225.9	$49.1

	Year Ended December 31,
	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.3 million, a nominal amount and $0.3 million in 2012, 2011 and 2010, respectively.	$40.7	$43.9	$25.1
Income taxes	$111.3	$54.6	$1.6
Non-cash financing activities:
Stock issued in connection with the Lion Acquisition	$—	$44.3	$—

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Notes to Consolidated Financial Statements
1. General
Delek US Holdings, Inc. ("Holdings") is the sole shareholder or owner of membership or partnership interests of Delek Refining, Inc. ("Refining"), Delek Finance, Inc. ("Finance"), Delek Marketing & Supply, LLC ("Marketing"), Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, LLC, Delek Logistics, GP, LLC ("Delek Logistics GP"), Delek Logistics Services Company, MAPCO Express, Inc. ("Express"), MAPCO Fleet, Inc. ("Fleet"), NTI Investments, LLC ("NTI") and GDK Bearpaw, LLC (collectively "we", "our" or "us"). Unless otherwise indicated or the context requires otherwise, the terms "Delek" and "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. See "Glossary of Terms" included in Item 1, Business, of this Annual Report on Form 10-K for definitions of certain business and industry terms used herein.
Delek is listed on the New York Stock Exchange under the symbol DK. As of December 31, 2012, approximately 52.9% of our outstanding shares were beneficially owned by an indirect wholly owned subsidiary of Delek Group Ltd. ("Delek Group") located in Natanya, Israel.

2.  Accounting Policies

Basis of Presentation
Our consolidated financial statements include the accounts of Delek and its subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. We have evaluated subsequent events through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.
Our consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics"), a variable interest entity. As the general partner of Delek Logistics, we have the sole ability to direct the activities of Delek Logistics that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are Delek Logistics' primary customer. As Delek Logistics does not derive a significant amount of gross margin from third parties, there is limited risk to Delek associated with Delek Logistics' operations. However, in the event that Delek Logistics incurs a loss, our operating results will reflect Delek Logistics' loss, net of intercompany eliminations, to the extent of our ownership interest in Delek Logistics.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting
Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, logistics and retail. The refining segment operates high conversion, independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery"). The logistics segment owns and operates crude oil and refined products logistics and marketing assets. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of 373 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 13.

Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2012 and 2011, these cash equivalents consisted primarily of bank certificates of deposit and bank money market accounts, as well as overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.

Accounts Receivable

Accounts receivable primarily consists of receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of less than $0.1 million as of both December 31, 2012 and 2011, respectively.

One customer of both the refining and logistics segments accounted for 10.4% and 21.4% of our consolidated accounts receivable during the year ended December 31, 2012 and 2011, respectively. No customers accounted for more than 10% of consolidated net sales for the years ended December 31, 2012, 2011 or 2010.

Inventory

Refinery inventory consists of crude oil, refined products and blendstocks which are stated at the lower of cost or market. Inventory cost at the Tyler refinery is determined under the last-in, first-out ("LIFO") valuation method. Cost of crude oil, refined product and blendstock inventories in excess of market value are charged to cost of goods sold. Such changes are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. Inventory costs at the El Dorado refinery are stated at the lower of cost or market on a first-in, first-out ("FIFO") basis.

Logistics inventory consists of refined products which are stated at the lower of cost or market on a FIFO basis.

Retail merchandise inventory consists of gasoline, diesel fuel, other petroleum products, cigarettes, beer, convenience merchandise and food service merchandise. Fuel inventories are stated at the lower of cost or market on a FIFO basis. Non-fuel inventories are stated at estimated cost as determined by the retail inventory method.

One vendor in the refining segment and a second vendor used by both the refining and retail segments accounted for a total of 24.2% and 34.7% of our consolidated inventory purchases during the year ended December 31, 2012 and 2011. On a consolidated basis, there were no vendors that accounted for more than 10% of our inventory purchases during the years ended December 31, 2010.

Property, Plant and Equipment

Assets acquired by Delek in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management's estimated useful lives of the assets or the remaining lease term.

Depreciation is computed using the straight-line method over management's estimated useful lives of the related assets, which are as follows:

Years
Automobiles	3-5
Computer equipment and software	3-10
Refinery turnaround costs	4-5
Furniture and fixtures	5-15
Asset retirement obligation assets	15-50
Refinery machinery and equipment	5-40
Pipelines and terminals	15-40
Retail store equipment and site improvements	7-30
Building and building improvements	15-40

Other Intangible Assets

Delek has intangible assets consisting of long-term supply contracts, non-compete agreements, trademarks, capacity contracts and rights of way. We amortize the definite-lived intangible assets on straight-line bases over the estimated useful lives of three to 11.5 years. The amortization expense is included in depreciation and amortization on the accompanying consolidated statements of operations.

Property, Plant and Equipment and Other Intangibles Impairment

Property, plant and equipment and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360 and ASC 350, Intangibles - Goodwill and Other, Delek evaluates the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, Delek assesses whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset.

Property and equipment of retail stores identified for closing are written down to their estimated net realizable value at the time such stores are closed. Delek analyzes regional market, division and store operations for changes in market demographics, competition, economic conditions and other factors, including the variability of cash flow. As a result, we identified and recorded impairment charges of $0.9 million, $1.7 million and $1.8 million for closed stores in 2012, 2011 and 2010, respectively. Similar changes may occur in the future that will require us to record an impairment charge.

Capitalized Interest

Delek capitalizes interest on capital projects associated with the refining segment and with the construction related to the new "prototype" stores being built in the retail segment. For the years ended December 31, 2012, 2011 and 2010, interest of $0.3 million, a nominal amount and $0.3 million, respectively, was capitalized relating to these projects.

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

Goodwill and Potential Impairment

Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek's goodwill, all of which was acquired in various purchase business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If a reporting unit's carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit's goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Our annual impairment assessment of goodwill resulted in $2.2 million non-cash goodwill impairment charges to our retail segment during the year ended December 31, 2011. Our annual assessment of goodwill did not result in impairment during the years ended December 31, 2012 or 2010.

Derivatives

Delek records all derivative financial instruments, including interest rate swap and cap agreements, fuel-related derivatives, over the counter ("OTC") future swaps and forward contracts at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply the hedging treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a periodic basis, utilizing valuations from third party financial and brokerage institutions. On a regular basis, Delek enters into commodity contracts with counterparties for crude oil and various finished products. These contracts usually qualify for the normal purchase / normal sale exemption under the standard and, as such, are not measured at fair value.

Delek's policy under the guidance of ASC 815-10-45, Derivatives and Hedging - Other Presentation Matters ("ASC 815-10-45"), is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions.

Fair Value of Financial Instruments

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek's assets and liabilities that fall under the scope of ASC 825, Financial Instruments ("ASC 825").

Delek applies the provisions of ASC 820, Fair Value Measurements and Disclosure ("ASC 820") in its presentation and disclosures regarding fair value, which pertain to certain financial assets and liabilities measured at fair value in the statement of financial position on a recurring basis. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. See Note 14 for further discussion.

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

Asset Retirement Obligations

Delek recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. In the retail segment, these obligations relate to the net present value of estimated costs to remove underground storage tanks at owned and leased retail sites which are legally required under the applicable leases. The asset retirement obligation for storage tank removal on leased retail sites is being accreted over the expected life of the owned retail site or the average retail site lease term. In the refining segment, these obligations relate to the required disposal of waste in certain storage tanks, asbestos abatement at an identified location and other estimated costs that would be legally required upon final closure of the Tyler and El Dorado refineries. In the logistics segment, these obligations related to the required cleanout of the pipeline and terminal tanks, and removal of certain above-grade portions of the pipeline situated on right-of-way property.

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2012 and 2011 is as follows (in millions):

	December 31,
	2012	2011
Beginning balance	$7.9	$7.3
Liabilities acquired	—	0.5
Liabilities settled	(0.4)	(0.5)
Accretion expense	0.8	0.6
Ending balance	$8.3	$7.9

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

Delek derives service revenue from the sale of lottery tickets, money orders, car washes and other ancillary product and service offerings. Service revenue and related costs are recorded at gross amounts and net amounts, as appropriate, in accordance with the provisions of ASC 605-45, Revenue Recognition - Principal Agent Considerations ("ASC 605-45"). We record service revenue and related costs at gross amounts when Delek is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, influences product or service specifications, or has several but not all of these indicators. When Delek is not the primary obligor and does not possess other indicators of gross reporting as discussed previously, we record net service revenue.

Cost of Goods Sold and Operating Expenses

For the retail segment, cost of goods sold comprises the costs of specific products sold. Operating expenses include costs such as wages of employees at the stores, lease expense for the stores, utility expense for the stores and other costs of operating the stores. For the refining segment, cost of goods sold includes all the costs of crude oil, feedstocks and external costs. Operating expenses include the costs associated with the actual operations of the Tyler and El Dorado refineries. For the logistics segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned terminals, terminalling expense at third-party locations and pipeline maintenance costs.

Sales, Use and Excise Taxes

Delek's policy is to exclude sales, use and excise taxes from revenue when we are an agent of the taxing authority, in accordance with ASC 605-45.

Deferred Financing Costs

Deferred financing costs are included in other non-current assets in the accompanying consolidated balance sheets and represent expenses related to issuing our long-term debt and obtaining our lines of credit. These amounts are amortized ratably over the remaining term of the respective financing and are included in interest expense. See Note 11 for further information.

Advertising Costs

Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the years ended December 31, 2012, 2011 and 2010 was $3.4 million, $3.1 million and $2.9 million, respectively.

Operating Leases

Delek leases land, buildings and various equipment under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. Some of these lease arrangements include fixed rental rate increases, while others include rental rate increases based upon such factors as changes, if any, in defined inflationary indices.

In accordance with ASC 840-20, Leases - Operating Leases, for all leases that include fixed rental rate increases, Delek calculates the total rent expense for the entire lease period, considering renewals for all periods for which failure to renew the lease imposes economic penalty, and records rental expense on a straight-line basis in the accompanying consolidated statements of operations.

Income Taxes

Income taxes are accounted for under the provisions of ASC 740, Income Taxes ("ASC 740"). This statement generally requires Delek to record deferred income taxes for the differences between the book and tax bases of its assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax expense or benefit represents the net change during the year in our deferred income tax assets and liabilities, exclusive of the amounts held in other comprehensive income.

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

Earnings Per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted average common shares outstanding	58,719,968	56,543,977	54,264,763
Dilutive effect of equity instruments	924,830	482,887	—
Weighted average common shares outstanding, assuming dilution	59,644,798	57,026,864	54,264,763
Outstanding equity awards totaling 1,344,825, 2,752,514 and 3,797,558 common share equivalents were excluded from the diluted earnings per share calculation for the years ended December 31, 2012, 2011 and 2010, respectively. These share equivalents did not have a dilutive effect under the treasury stock method. Outstanding stock options totaling 16,826 were also excluded from the diluted earnings per share calculation for the year ended December 31, 2010. These stock options were anti-dilutive due to the net loss for the period.

Stock-Based Compensation
ASC 718, Compensation - Stock Compensation ("ASC 718"), requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement and establishes fair value as the measurement objective in accounting for share-based payment arrangements. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards on the date of grant. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock option and stock appreciation right (SAR) awards, with the exception of the SARs granted to certain executive employees, which are valued under the Monte-Carlo simulation model.
Restricted stock units ("RSUs") are measured based on the fair market value of the underlying stock on the date of grant. Vested RSUs are not issued until the minimum statutory withholding requirements have been remitted to us for payment to the taxing authority. As a result, the actual number of shares accounted for as issued may be less than the number of RSUs vested, due to any withholding amounts which have not been remitted.
We generally recognize compensation expense related to stock-based awards with graded or cliff vesting on a straight-line basis over the vesting period. It is our practice to issue new shares when stock-based compensation is exercised.

Comprehensive Income
For the years ended December 31, 2012 and 2011, comprehensive income includes net income and changes in the fair value of derivative instruments designated as cash flow hedges.

New Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance requiring the disclosure of information about offsetting and related arrangements to enable users of financial statements to understand the effect of these arrangements on financial position. The guidance requires the disclosure of both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for interim and annual reporting periods beginning on January 1, 2013. We do not expect the adoption of this guidance to affect our business, financial position or results of operations, but it may result in additional disclosures.

In July 2012, the FASB issued guidance regarding testing indefinite-lived intangible assets for impairment that gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual reporting periods beginning January 1, 2013, but early adoption is permitted. We have elected not to early adopt this guidance and we do not expected this guidance to materially affect our business, financial position or results of operations.

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
4. Delek Logistics Initial Public Offering
On November 7, 2012, Delek Logistics, then a wholly owned indirect subsidiary of Delek, closed its initial public offering (the "DKL Offering") of 9,200,000 common units at a price of $21.00 per unit, which included a 1,200,000 common unit over-allotment option that was exercised by the underwriters. Headquartered in Brentwood, Tennessee, Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with the DKL Offering and include approximately 400 miles of crude oil transportation pipelines, 16 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 1.4 million barrels of active shell capacity. Delek Logistics also owns or operates five light products terminals and associated pipelines and storage tanks. A substantial majority of Delek Logistics' initial assets are currently integral to Delek’s refining and marketing operations.
Delek Logistics intends to expand its business by acquiring additional logistics and marketing assets from Delek and third parties and through organic growth, including entering into fuel supply and marketing agreements, constructing new assets and increasing the utilization of our existing assets.
As of December 31, 2012, we owned a 60.4% limited partner interest in Delek Logistics, the entire 2.0% general partner interest and all of the income distribution rights. The partnership interest includes 2,799,258 common units, 11,999,258 subordinated units and 489,766 general partner units. We received net proceeds of approximately $171.8 million from the DKL Offering, after deducting offering expenses and debt issuance costs.
We have agreements with Delek Logistics, which establish fees for certain administrative and operational services provided by Delek and its subsidiaries to Delek Logistics, provide certain indemnification obligations and other matters and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.

Delek Logistics is a variable interest entity as defined under GAAP and is consolidated into our consolidated financial statements. With the exception of affiliate balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of December 31, 2012 and 2011, as presented below, are included in the consolidated balance sheets of Delek.

	December 31,
	2012	2011
	(In millions)
ASSETS
Cash and cash equivalents	23.5	—
Accounts receivable	27.7	22.6
Accounts receivable from related parties	—	5.6
Inventory	14.4	18.9
Other current assets	0.2	1.3
Net property, plant and equipment	153.5	133.7
Goodwill	10.5	7.5
Intangible assets, net	12.4	10.0
Other non-current assets	3.6	0.2
Total assets	245.8	199.8
LIABILITIES AND EQUITY
Accounts payable	21.9	26.4
Accounts payable to related parties	10.1	—
Current portion of revolving credit facility	—	30.3
Accrued expenses and other current liabilities	8.3	7.3
Revolving credit facility	90.0	—
Asset retirement obligations	1.4	1.3
Deferred tax liabilities	—	19.5
Other non-current liabilities	9.7	7.3
Equity	104.4	107.7
Total liabilities and equity	245.8	199.8

5. Acquisitions
Nettleton Acquisition
On January 31, 2012, we completed the acquisition of an approximately 35-mile long, eight and ten inch pipeline system (the "Nettleton Pipeline") from Plains Marketing, L.P. ("Plains") (the "Nettleton Acquisition"). The purchase price, including the reimbursement by Delek of certain costs incurred by Plains, was approximately $12.3 million.
The allocation of the aggregate purchase price of the Nettleton Pipeline as of December 31, 2012 is summarized as follows (in millions):

Property, plant and equipment	$8.6
Intangible assets	2.3
Goodwill (all is expected to be deductible for tax purposes)	1.4
$12.3
The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Nettleton, Texas to the Bullard Junction in Tyler, Texas, at our refinery. During the year ended December 31, 2011, more than half of the crude oil processed at the Tyler refinery was supplied through the Nettleton Pipeline. The remainder of the crude oil was supplied through the McMurrey Pipeline, which also begins at our tank farms in and around Nettleton, Texas and then runs roughly parallel to the Nettleton Pipeline. Prior to the Nettleton Acquisition, Delek leased the Nettleton Pipeline under the terms of the Pipeline Capacity Lease Agreement with Plains as the lessor and Delek as the lessee, dated April 12, 1999, as amended ("Plains Lease"). As a condition to the closing of the Plains Acquisition, Delek and Plains mutually terminated the Plains Lease.
Big Sandy Acquisition
On February 7, 2012, we purchased (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. (the "Big Sandy Terminal") and (ii) the eight and five-eighths inch diameter Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P. (collectively, the "Big Sandy Acquisition"). The purchase price was approximately $11.0 million.
The allocation of the aggregate purchase price of the Big Sandy Acquisition as of December 31, 2012 is summarized as follows (in millions):

Property, plant and equipment	$8.2
Intangible assets	1.2
Goodwill (all is expected to be deductible for tax purposes)	1.6
$11.0
The Big Sandy Terminal had previously been supplied by the Tyler refinery but has been idle since November 2008.
Lion Oil Acquisition
In 2007, Delek acquired approximately 34.6% of the issued and outstanding shares of common stock of Lion Oil. In April 2011, Delek acquired an additional 53.7% of the Lion Oil from Ergon, Inc. ("Ergon") (the "Lion Acquisition"), bringing Delek’s interest in Lion Oil to 88.3%. On October 7, 2011, we acquired the remaining 11.7% minority equity interests in Lion Oil held by a consortium of private investors for approximately $13.0 million, funded through existing cash on hand. Upon closing of the transaction, we increased our total equity ownership in Lion Oil from 88.3% to 100%.
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
Upon acquiring a majority equity ownership position in Lion Oil in April 2011, Delek assumed operational management of the El Dorado refinery and its related assets. Delek now reports Lion Oil as part of its consolidated group. Transaction costs associated with the Lion Acquisition were $5.5 million during the year ended December 31, 2011 and were recognized in general and administrative expenses in the accompanying consolidated statements of operations.
During the year ended December 31, 2011, we recognized gains of $12.9 million, as a result of remeasuring the 34.6% cost basis interest in Lion Oil at its fair value as of the Lion Acquisition date in accordance with ASC 805, Business Combinations. This remeasurement was derived from the consideration transferred in the Lion Acquisition. This gain was recognized in the consolidated statements of operations. The acquisition-date fair value of the previous cost basis interest was $84.5 million and is included in the measurement of the consideration transferred.

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
The allocation of the aggregate purchase price of Lion Oil as of December 31, 2012 is summarized as follows (in millions):

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

Delek began consolidating Lion Oil’s results of operations on April 29, 2011. Lion Oil contributed $2,089.8 million to net sales for the period from April 29, 2011 through December 31, 2011. Lion Oil contributed net income of $19.3 million (net of income attributed to non-controlling interest of $4.8 million) for the for period from April 29, 2011 through December 31, 2011. Below are the pro forma consolidated results of operations of Delek for the year ended December 31, 2011, as if the Lion Acquisition had occurred on January 1, 2010 (amounts in millions, except per share information):

	Year Ended December 31,
	2011	2010
Net sales	$7,545.0	$6,248.9
Net income	164.1	(57.7)
Net income (loss) attributed to non-controlling interest	6.6	3.1
Net income attributable to Delek	$157.5	$(60.8)
Basic earnings per share	$2.63	$(1.06)
Diluted earnings per share	$2.61	$(1.06)
Product purchased from Lion Oil by the retail segment prior to the Lion Acquisition totaled $4.3 million and $15.4 million during the years ended December 31, 2011 and 2010, respectively. Also prior to the Lion Acquisition, the refining segment sold $3.6 million and $1.5 million, respectively, of intermediate products to the El Dorado refinery during the years ended December 31, 2011 and 2010. These product purchases and sales were made at market values. All product purchases and sales subsequent to the Lion Acquisition have been eliminated in consolidation.
Paline Acquisition
On December 19, 2011, Delek acquired all of the membership interests of Paline Pipeline Company, LLC ("Paline") from Ergon Terminaling, Inc ("Ergon Terminaling"). Paline owns and operates a 10-inch, 185-mile pipeline system (the "Paline Pipeline System"). The Paline Pipeline System is a crude line that runs between Nederland, Texas and Longview, Texas. Under the prior owner, Paline had been used to transport Gulf Coast and offshore crudes north into Longview; however, we are nearly finished with a project that will reverse the flow of crude on Paline. Delek acquired Paline and all related assets for a purchase price of $50.0 million, consisting of $25.0 million cash and a 3-year, $25.0 million note initially payable to Ergon Terminaling and subsequently assigned to Ergon.
The allocation of the aggregate purchase price of Paline as of December 31, 2012 is summarized as follows (in millions):

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
Logistics inventory consists of refined products which are stated at the lower of cost or market on a FIFO basis.

Retail merchandise inventory consists of gasoline, diesel fuel, other petroleum products, cigarettes, beer, convenience merchandise and food service merchandise. Fuel inventories are stated at the lower of cost or market on a FIFO basis. Non-fuel inventories are stated at estimated cost as determined by the retail inventory method.
Carrying value of inventories consisted of the following (in millions):

	December 31, 2012	December 31, 2011
Refinery raw materials and supplies	$155.7	$177.9
Refinery work in process	45.5	63.4
Refinery finished goods	217.6	202.8
Retail fuel	19.3	18.8
Retail merchandise	25.1	26.2
Logistics refined products	14.4	18.9
Total inventories	$477.6	$508.0
At December 31, 2012 and December 31, 2011, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $41.4 million and $45.2 million, respectively. There were (increases) reductions of $(1.1) million, $5.9 million and $0.8 million to costs of goods sold during the years ended December 31, 2012, 2011 and 2010, respectively, as a result of the liquidation of LIFO inventories.
7. Crude Oil Supply and Inventory Purchase Agreement
Delek entered into a Master Supply and Offtake Agreement ("Supply and Offtake Agreement") with J. Aron & Company ("J. Aron") at the closing of the Lion Acquisition. Pursuant to the Supply and Offtake Agreement, J. Aron purchases a majority of the crude oil and refined products in Lion Oil’s inventory at market prices. Throughout the term of the Supply and Offtake Agreement, which expires on April 29, 2014, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 bpd of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined product from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable of $18.8 million and $29.1 million as of December 31, 2012 and 2011, respectively, related to this monthly settlement. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. While title of the inventories resides with J. Aron, this arrangement is accounted for as a financing. Delek incurred fees of $8.4 million and $5.6 million during the years ended December 31, 2012 and 2011, which are included as a component of interest expense in the consolidated statements of operations.
Upon the expiration of the Supply and Offtake Agreement on April 29, 2014 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then market prices. At December 31, 2012 and 2011, respectively, Delek had 2.9 million and 3.0 million barrels of inventory consigned to J. Aron and we have recorded a liability associated with this consigned inventory of $269.8 million and $298.8 million.
Each month, J. Aron sets target inventory levels for each product subject to pre-agreed minimum and maximum inventory levels for each product group. At December 31, 2012 and 2011, we recorded a current (payable) receivable of $(15.5) million and $0.2 million, respectively, for forward commitments related to the month end actual consignment inventory levels differing from the month end consignment inventory target levels and the associated pricing with these inventory level differences.

8.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2012	2011
Land	$73.8	$72.9
Building and building improvements	211.8	200.8
Refinery machinery and equipment	645.2	629.4
Pipelines and terminals	150.6	142.2
Retail store equipment and site improvements	133.5	129.4
Refinery turnaround costs	48.2	48.1
Other equipment	40.2	35.2
Construction in progress	152.9	59.3
	1,456.2	1,317.3
Less: accumulated depreciation	(332.0)	(263.5)
	$1,124.2	$1,053.8
Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the years ended December 31, 2012 and 2011 are as follows (in millions):

	As of and For the Year Ended December 31, 2012
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$825.4	$172.3	$433.7	$24.8	$1,456.2
Less: Accumulated depreciation	(158.2)	(18.8)	(153.6)	(1.4)	(332.0)
Property, plant and equipment, net	$667.2	$153.5	$280.1	$23.4	$1,124.2
Depreciation expense	$47.7	$5.1	$24.6	$0.9	$78.3

	As of and For the Year Ended December 31, 2011
	Refining(1)	Logistics(1)	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$761.8	$145.0	$402.6	$7.9	$1,317.3
Less: Accumulated depreciation	(115.5)	(11.3)	(136.3)	(0.4)	(263.5)
Property, plant and equipment, net	$646.3	$133.7	$266.3	$7.5	$1,053.8
Depreciation expense	$41.5	$3.7	$25.5	$0.1	$70.8

(1)
In conjunction with the DKL Offering, we have reclassified certain operating segments. The majority of the assets previously reported as our marketing segment and certain assets previously operated by our refining segment were contributed to Delek Logistics.

9.  Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Goodwill acquired in a purchase business combination is recorded at fair value and is not amortized. Delek's goodwill relates to its retail and logistics segments only. As of December 31, 2012, our accumulated impairment losses were $20.4 million, all of which related to our retail segment.

Delek performs an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2012, 2011 and 2010. In performing these reviews we determined reporting units at a level below segment for our retail segment and in our logistics segment our review was done at the original west Texas operations level of the segment. We performed a discounted cash flows test to test for value of each of our reporting units. We use a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values of the reporting units using a multiple of expected future cash flows such as those used by third party analysts. In 2011, this review resulted in the need to determine the impairment of goodwill in one of the reporting units of the retail segment. We estimated the fair value of the assets and liabilities attributable to reporting units and this work resulted in impairments of goodwill, and therefore, non-cash charges of $2.2 million were recorded in the accompanying consolidated statement of operations during the year ended December 31, 2011. In December 31, 2012 and 2010, the annual impairment review resulted in the determination that no impairment of goodwill had occurred.

A summary of our goodwill accounts in our retail and logistics segments are as follows (in millions):

		Retail	Logistics	Total
Balance,	December 31, 2009	$64.4	$7.5	$71.9
Goodwill impairment		—	—	—
Balance,	December 31, 2010	64.4	7.5	71.9
Goodwill impairment		(2.2)	—	(2.2)
Balance,	December 31, 2011	62.2	7.5	69.7
Acquisitions		—	3.0	3.0
Goodwill impairment		—	—	—
Balance,	December 31, 2012	$62.2	$10.5	$72.7

10.  Other Intangible Assets

A summary of our identifiable intangible assets are as follows (in millions):

As of December 31, 2012	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Supply contracts	11.5 years	$12.2	$(6.8)	$5.4
Trademarks	4 years	0.7	(0.7)	—
Non-compete Agreements	3-10 years	1.3	(1.2)	0.1
Capacity contract	3 years	9.3	(5.1)	4.2
Intangible assets not subject to amortization:
Rights-of-Way	Indefinite	7.0	—	7.0
Total		$30.5	$(13.8)	$16.7

As of December 31, 2011	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Supply contracts	11.5 years	$12.2	$(5.7)	$6.5
Trademarks	4 years	0.7	(0.7)	—
Non-compete Agreements	3-10 years	1.3	(1.1)	0.2
Capacity contract	3 years	9.3	(2.1)	7.2
Intangible assets not subject to amortization:
Rights-of-Way	Indefinite	3.6	—	3.6
Total		$27.1	$(9.6)	$17.5

Amortization of intangible assets was $4.2 million, $3.3 million and $1.4 million during the years ended December 31, 2012, 2011 and 2010, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of operations. Amortization expense is estimated to be $4.2 million, $2.1 million, $1.1 million, $1.1 million and $1.1 million, for the years ended 2013 through 2017, respectively.
11. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	December 31, 2012	December 31, 2011
MAPCO Revolver	$77.0	$77.5
Fifth Third Revolver	—	30.3
DKL Revolver	90.0	—
Reliant Bank Revolver	4.0	—
Promissory notes	123.6	228.6
Term Loan Facility	67.0	95.5
Capital lease obligations	0.6	0.7
	362.2	432.6
Less: Current portion of long-term debt, notes payable and capital lease obligations	52.2	74.2
	$310.0	$358.4
Principal maturities of Delek's existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2012 (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
MAPCO Revolver	$—	$—	$77.0	$—	$—	$—	$77.0
DKL Revolver	—	—	—	—	90.0	—	90.0
Reliant Bank Revolver	—	4.0	—	—	—	—	4.0
Promissory notes	36.2	36.3	20.0	10.3	10.3	10.5	123.6
Term Loan Facility	16.0	16.0	16.0	19.0	—	—	67.0
Capital lease obligations	—	0.1	0.1	0.1	0.1	0.2	0.6
Total	$52.2	$56.4	$113.1	$29.4	$100.4	$10.7	$362.2

MAPCO Revolver
On December 23, 2010, we executed a $200.0 million revolving credit facility ("MAPCO Revolver") that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO, Fifth Third Bank as Administrative Agent and the lenders party thereto, as amended ("Senior Secured Credit Facility"). As of December 31, 2012, we had $77.0 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $8.5 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. At December 31, 2012, the weighted average borrowing rate was approximately 4.2%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2012, this fee was 0.75% per year. Amounts available under the MAPCO Revolver as of December 31, 2012 were approximately $114.5 million.
Wells ABL
We have an asset-based loan ("ABL") revolving credit facility ("Wells ABL") that includes an accordion feature which permits an increase in facility size of up to $600.0 million subject to additional lender commitments. In connection with the closing of the Lion Acquisition, Delek executed an amendment to the Wells ABL (the "Wells ABL Amendment") on April 29, 2011. Under the terms of the Wells ABL Amendment, among other things, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million, (ii) the swing line loan sub-limit was increased from $30.0 million to $40.0 million, (iii) the letter of credit sub-limit was increased from $300.0 million to $375.0 million, (iv) the maturity date of the facility was extended from February 23, 2014 to April 29, 2015, and (v) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Refining and Lion Oil. As of December 31, 2012, we had letters of credit issued under the facility totaling approximately $161.5 million and a nominal amount in outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between Base Rate Loans or LIBOR Rate Loans. As of December 31, 2012, the weighted average borrowing rate was approximately 4.8%. Additionally, the Wells ABL requires us to pay a credit utilization dependent quarterly fee on the average unused revolving commitment. As of December 31, 2012, this fee was 0.75% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $20.0 million availability reserve requirement, as of December 31, 2012 was $178.2 million.
Fifth Third Revolver
We had a revolving credit facility with Fifth Third Bank ("Fifth Third Revolver") that carried a credit limit of $75.0 million, including a $35.0 million sub-limit for letters of credit. Borrowings under the Fifth Third Revolver were secured by substantially all of the assets of Marketing. We amended the Fifth Third Revolver on August 23, 2012 to extend the maturity date by one year to December 19, 2013. The Fifth Third Revolver bore interest based on predetermined pricing grids that allowed us to choose between Base Rate Loans or LIBOR Rate Loans. The Fifth Third Revolver was repaid in conjunction with the DKL Offering. As of December 31, 2012, we had no outstanding borrowings or letters of credit issued under the facility.
DKL Revolver
On November 7, 2012, Delek Logistics entered into a $175.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders ("DKL Revolver"). Delek Logistics and each of its existing subsidiaries are borrowers under the DKL Revolver. The DKL Revolver includes a $50.0 million sublimit for letters of credit and a $7.0 million sublimit for swing line loans. The credit agreement also contains an accordion feature whereby

Delek Logistics can increase the size of the credit facility to an aggregate of $225.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. A subsidiary of Delek provides a limited guaranty of $102.0 million of Delek Logistics' obligations under the DKL Revolver. The DKL Revolver will mature on November 7, 2017. Borrowings under the credit facility bear interest at either a base rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At December 31, 2012 the weighted average borrowing rate was approximately 2.3%. Additionally, the DKL Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2012, this fee was 0.3% per year. As of December 31, 2012, Delek Logistics had $90.0 million outstanding borrowings under the credit facility, as well as letters of credit issued of $10.0 million. Amounts available under the DKL Revolver as of December 31, 2012 were approximately $75.0 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank ("Reliant Bank Revolver") that provides for unsecured loans of up to $10.0 million. As of December 31, 2012, we had $4.0 million outstanding under this facility. The Reliant Bank Revolver was amended on June 28, 2012 to (i) extend the maturity date by two years, to June 28, 2014 and (ii) decrease the interest rate for borrowings under the facility to a fixed rate of 5.25%. The Reliant Bank Revolver was further amended on December 12, 2012 to (i) increase the facility size to $10.0 million from $7.5 million and (ii) conform certain changes in the financial covenants to be consistent with the financial covenants amendments made to the Leumi and IDB Notes (as defined below) and Term Loan Facility (as defined below) in connection with the DKL Offering. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of December 31, 2012, we had $6.0 million available under the Reliant Bank Revolver.
Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million with Bank Leumi USA ("Leumi Note"). In connection with the closing of the Lion Acquisition, the Leumi Note was amended April 29, 2011 to address the effect of the purchase on the security and financial covenants under the Leumi Note. On November 7, 2012, in connection with the DKL Offering, the Leumi Note was further amended to address the effect of the DKL Offering on the security and covenants under the Leumi Note. Among other things, the amendment also extends the maturity date by two years to October 1, 2015, increases the quarterly principal amortization payments from $2.0 million to $2.2 million and required a principal prepayment of $10.0 million made on the amendment effective date. As of December 31, 2012, we had $20.7 million in outstanding borrowings under the Leumi Note. The Leumi Note replaced and terminated promissory notes with Bank Leumi USA in the original principal amounts of $30.0 million and $20.0 million and is secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, (iii) a second lien on all assets of Lion Oil that secure the Term Loan Facility discussed below and (iv) a second priority lien in the subordinated and common units of Delek Logistics held by Lion Oil. The Leumi Note bears interest at the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.5%. As of December 31, 2012, the weighted average borrowing rate was 5.5%.
On October 5, 2010, Delek entered into two promissory notes with Israel Discount Bank of New York ("IDB") in the principal amounts of $30.0 million and $20.0 million (collectively the "IDB Notes"). In connection with the closing of the Lion Acquisition, the IDB Notes were amended and restated on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the notes. On November 7, 2012, in connection with the DKL Offering, the IDB Notes were further amended to address the effect of the DKL Offering on the security and covenants under the IDB Notes. Among other things, the amendments also extend the maturity dates under both notes from December 31, 2013 to October 1, 2015, increase the aggregate quarterly principal amortization payments from $2.0 million to $2.2 million and required an aggregate principal prepayment of $10.0 million made on the amendment effective date. As of December 31, 2012, we had $24.5 million in total outstanding borrowings under the IDB Notes. The IDB Notes replaced and terminated promissory notes with IDB in the original principal amounts of $30.0 million and $15.0 million and are secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, (iii) a second priority lien on all assets of Lion Oil that secure the Term Loan Facility discussed below and (iv) a second lien in the subordinated and common units of Delek Logistics held by Lion Oil. Both IDB Notes bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.50%. As of December 31, 2012, the weighted average borrowing rate was approximately 5.50% under both IDB Notes.
On September 28, 2010, Delek executed an amended and restated note ("Petroleum Note") in favor of Delek Petroleum Ltd, an Israeli corporation and an affiliate of the company ("Delek Petroleum") in the principal amount of $44.0 million, replacing a note with Delek Petroleum in the original principal amount of $65.0 million. The Petroleum Note was amended on April 28, 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. On September 25, 2012, the remaining principal outstanding under the Petroleum Note was paid in full. As of December 31, 2012, no obligations remain outstanding under the Petroleum Note.
In 2011, Delek began construction of new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate MAPCO Notes for each BTS project with Standard Insurance Company (collectively, the "MAPCO Notes") varying in size from $0.1 million to $1.9 million. The MAPCO Notes bear interest at fixed rates, ranging from 5.0% to 6.4%. Each of the MAPCO Notes is secured by the land, building and equipment of its respective completed MAPCO Mart. Under the terms of each MAPCO Note, beginning on the first day of the eleventh month following the initial fund advancement, we are required to make payments of principal on each respective MAPCO Note over a ten year term calculated using a 25 year amortization schedule. If any MAPCO Note is not paid in full after the initial ten year period, we may continue to make monthly payments under that MAPCO Note, however the interest rate will reset pursuant to the terms of that MAPCO Note. There is also an additional interest rate reset after the first twenty year period. The final maturity dates of the MAPCO Notes range from June 1, 2036 to October 1, 2038. As of December 31, 2012, we have entered into 13 Notes related to these BTS projects and we have drawn approximately $11.7 million in total under the MAPCO Notes.
On April 28, 2011, Delek executed a subordinated note with Delek Petroleum in the principal amount of $40.0 million ("Subordinated Note"). The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility discussed below. On September 25, 2012, the remaining principal outstanding under the Subordinated Note was prepaid in full. As of December 31, 2012, no obligations remain outstanding under the Subordinated Note.
On April 29, 2011, Delek entered into a $50.0 million promissory note with Ergon ("Ergon Note") in connection with the closing of the Lion Acquisition. As of December 31, 2012, $50.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note with Ergon Terminaling ("Ergon Paline Note") in connection with the closing of the acquisition of all of the membership interests of Paline from Ergon Terminaling. The Ergon Paline Note was subsequently assigned by Ergon Terminaling to Ergon. As of December 31, 2012, $16.7 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately $2.1 million each commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at fixed rate equal to 6.0% per annum.
Term Loan Facility
On April 29, 2011, Delek entered into a $100.0 million term loan credit facility ("Term Loan Facility") with Israeli Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. On November 7, 2012, in connection with the DKL Offering, the Term Loan Facility was amended to address the effect of the DKL Offering on the security and covenants under the Term Loan Facility. Among other things, the amendment also required a principal prepayment of $15.0 million made on the amendment effective date. As of December 31, 2012, $67.0 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Delek to make four quarterly amortization payments of $1.5 million each commencing June 30, 2011, followed by sixteen quarterly principal amortization payments of $4.0 million each. The Term Loan Facility matures on April 29, 2016, and is secured by (i) all assets of Lion Oil (excluding inventory and accounts receivable), (ii) all of our shares in Lion Oil and (iii) a first priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Interest on the unpaid balance of the Term Loan Facility is computed at a rate per annum equal to the LIBOR Rate or the Reference Rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of December 31, 2012, the weighted average borrowing rate was approximately 5.5%.

Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, DKL Revolver, Reliant Bank Revolver, Leumi Note, IDB Notes and Term Loan Facility we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we are not required to comply with a fixed charge coverage ratio financial covenant under the Wells ABL during the year ended December 31, 2012, we may be required to comply with the covenant at times when the borrowing base excess availability is less than certain thresholds, as defined in the Wells ABL. We believe we were in compliance with all covenant requirements under each of our facilities as of December 31, 2012.
Certain of our credit facilities contain limitations on the incurrence of additional indebtedness, making of investments, creation of liens, disposition of property, making of restricted payments and transactions with affiliates. Specifically, these covenants may limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares with respect to the equity of our subsidiaries. Additionally, certain of our credit facilities limit our ability to make investments, including extensions of loans or advances to, or acquisition of equity interests in, or guarantees of obligations of, any other entities.
Restricted Net Assets
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of certain assets, as has been discussed above. The total amount of our subsidiaries' restricted net assets as of December 31, 2012 was $1,018.0 million.
Interest-Rate Derivative Instruments
In 2011, Delek entered into interest rate swap agreements for a total notional amount of $160.0 million. These agreements are intended to economically hedge floating rate debt related to our current borrowings. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, the fair value of the derivatives is recorded in other non-current liabilities in the accompanying consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in 2015. The estimated mark-to-market liability associated with our interest rate derivatives as of December 31, 2012 was $4.7 million.
In accordance with ASC 815, we recorded non-cash expense representing the change in estimated fair value of the interest rate swap agreements of $0.5 million and $4.2 million for the years ended December 31, 2012 and 2011, respectively.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in future transactions.
12. Stock Based Compensation

2006 Long-Term Incentive Plan
The Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, as amended (the "Plan"), allows Delek to grant stock options, SARs, restricted stock, RSUs and other stock-based awards of up to 5,053,392 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates. Stock options and SARs granted under the Plan are generally granted at market price or higher. The vesting of all outstanding awards is subject to continued service to Delek or its affiliates except that vesting of awards granted to certain executive employees could, under certain circumstances, accelerate upon termination of their employment and the vesting of all outstanding awards could accelerate upon the occurrence of an Exchange Transaction (as defined in the Plan).

In the second quarter of 2010, Delek's Board of Directors and its Incentive Plan Committee began using stock-settled SARs, rather than stock options, as the primary form of appreciation award under the Plan.

Delek Logistics GP, LLC 2012 Long-Term Incentive Plan

Our subsidiary and the general partner of Delek Logistics, Delek Logistics GP, LLC, maintains a unit-based compensation plan for officers, directors and employees of Delek Logistics GP or its affiliates and any consultants, affiliates of our general partner or other individuals who perform services for Delek Logistics. The Delek Logistics GP, LLC 2012 Long-Term

Incentive Plan ("Logistics LTIP") permits the grant of phantom units, unit options, restricted units, unit appreciation rights, distribution equivalent rights, unit awards, and other unit-based awards. The Logistics LTIP limits the number of units that may be delivered pursuant to vested awards to 612,207 common units, subject to proportionate adjustment in the event of unit splits and similar events. Awards granted during 2012 under the Logistics LTIP will be settled with Delek Logistics units. Compensation cost for these awards was not material to the consolidated financial statements for the year ended December 31, 2012.

Option and SAR Assumptions

The table below provides the assumptions used in estimating the fair values of our outstanding stock options and SARs. For all awards granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2012 Grants	2011 Grants	2010 Grants	2009 Grants	2009 Grants
	(Graded Vesting)	(Graded Vesting)	(Graded Vesting)	(Graded Vesting)	(Cliff Vesting)
	4 years	4 years	4 years	3-4 years	4 Years
Expected Volatility	55.35%-57.46%	58.58%-60.54%	33.01-60.88%	34.73%-37.78%	35.31%-37.22%
Dividend Yield	1.00%	1.00%	1.00%	1.00%	1.00%
Expected Term	6.25 years	6.25 years	6.25 years	6.0-6.25 years	7.0 years
Risk Free Rate	0.04%-2.04%	0.00%-3.37%	0.06%-3.33%	0.06%-3.53%	0.06%-3.53%
Fair Value	$9.28	$6.59	$3.51	$2.66	$0.98

Stock Option and SAR Activity

The following table summarizes the stock option and SAR activity for Delek for the years ended December 31, 2012, 2011 and 2010:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Average Intrinsic Value
Options outstanding, December 31, 2009	4,819,540	$8.66
Granted	459,400	$7.36
Exercised	(1,319,493)	$2.03
Forfeited	(240,639)	$9.77
Options and SARs outstanding, December 31, 2010	3,718,808	$10.78
Granted	945,500	$14.22
Exercised	(311,912)	$8.92
Forfeited	(294,567)	$11.07
Options and SARs outstanding, December 31, 2011	4,057,829	$11.71
Granted	1,140,300	$19.01
Exercised	(2,538,210)	$10.95
Forfeited	(101,078)	$12.84
Options and SARs outstanding, December 31, 2012	2,558,841	$15.67	7.6	$12.3
Vested options and SARs exercisable, December 31, 2012	405,690	12.54	5.1	5.2

Restricted Stock Units

The fair value of RSUs is determined based on the closing price of Delek's common stock on grant date. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2012 was $23.94.

The following table summarizes the RSU activity for Delek for the years ended December 31, 2012, 2011 and 2010:

		Number of RSUs	Weighted-Average Grant Price
Non-vested RSUs,	December 31, 2009	136,625	10.38
Granted		36,500	7.84
Vested		(64,125)	11.21
Non-vested RSUs,	December 31, 2010	109,000	9.04
Granted		875,000	11.66
Vested		(43,500)	11.14
Forfeited		(5,000)	7.55
Non-vested RSUs,	December 31, 2011	935,500	11.41
Granted		156,000	23.94
Vested		(279,045)	11.65
Non-vested RSUs,	December 31, 2012	812,455	13.73
Compensation Expense Related to Equity-based Awards
Compensation expense for the equity-based awards amounted to $6.1 million ($4.0 million, net of taxes), $2.7 million ($1.8 million, net of taxes) and $3.1 million ($2.1 million, net of taxes) for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. We recognized a total income tax benefit for equity-based awards of $9.2 million and $2.7 million for the years end December 31, 2012 and 2011, respectively. There was no income tax benefit for equity-based awards for the year ended December 31, 2010.
As of December 31, 2012, there was $19.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.6 years.
The aggregate intrinsic value, which represents the difference between the underlying stock's market price and the award's exercise price, of the share-based awards exercised or vested during the years ended December 31, 2012, 2011 and 2010 was $27.8 million, $2.3 million and $7.2 million, respectively. During the years December 31, 2012, 2011 and 2010, respectively, we issued 1,583,121, 340,375 and 702,638 shares of common stock as a result of exercised or vested equity-based awards. These amounts are net of 1,234,134 and 15,037 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vestings for the years ended December 31, 2012 and 2011. Delek paid approximately $8.2 million, a nominal amount and $2.5 million of taxes in connection with the settlement of these awards for the years ended December 31, 2012, 2011 and 2010. We issue new shares of common stock upon exercise or vesting of share-based awards.

13. Segment Data
We report our operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.

In conjunction with the DKL Offering, we have reclassified certain operating segments. The majority of the assets previously reported as our marketing segment and certain assets previously operated by our refining segment were contributed to Delek Logistics. The results of the operation of these assets are now reported in our logistics segment. Further, certain operations previously included as part of our marketing segment were retained by Delek and are now reported as part of our refining segment. The historical results of the operation of these assets have been reclassified to conform to the current presentation.
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
The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 140,000 bpd, including the 60,000 bpd Tyler refinery and the 80,000 bpd El Dorado refinery.
Our logistics segment owns and operates crude oil and refined products logistics and marketing assets. The logistics segment generates revenue and subsequently contribution margin, which we define as net sales less cost of goods sold and operating expenses, by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing refined products.
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of December 31, 2012, we had 373 stores in total, consisting of 201 located in Tennessee, 88 in Alabama, 58 in Georgia, 12 in Arkansas and 8 in Virginia. The remaining 6 stores are located in Kentucky and Mississippi. The retail fuel and convenience stores operate under Delek’s MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 67 dealer locations as of December 31, 2012. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $12.6 million and $12.2 million during the years ended December 31, 2012 and 2011, respectively. Additionally, the refining segment pays crude transportation and storage fees to the logistics segment for the utilization of certain crude pipeline assets. These fees were $30.0 million and $10.1 million during the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012 and 2011, the refining segment recorded sales and fee revenues from the retail and logistics segments in the amount of $170.1 million and $83.4 million, respectively. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and For the Year Ended December 31, 2012
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$6,070.8	$1,877.8	$775.9	$2.2	$8,726.7
Intercompany fees and sales	170.1	—	42.6	(212.7)	—
Operating costs and expenses:
Cost of goods sold	5,441.1	1,704.6	757.9	(199.2)	7,704.4
Operating expenses	213.7	128.0	23.4	(1.8)	363.3
Segment contribution margin	$586.1	$45.2	$37.2	$(9.5)	659.0
General and administrative expenses					103.5
Depreciation and amortization					82.5
Gain on sale of assets					(0.1)
Operating income					$473.1
Total assets	$1,873.3	$425.6	$245.8	$79.0	$2,623.7
Capital spending (excluding business combinations)	$65.9	$29.1	$10.5	$26.5	$132.0

	As of and For the Year Ended December 31, 2011
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,632.5	$1,859.4	$715.8	$(9.5)	$7,198.2
Intercompany fees and sales	83.4	—	22.3	(105.7)	—
Operating costs and expenses:
Cost of goods sold	4,160.9	1,679.4	694.8	(105.2)	6,429.9
Operating expenses	175.4	132.6	12.9	—	320.9
Impairment of goodwill	—	2.2	—	—	2.2
Segment contribution margin	$379.6	$45.2	$30.4	$(10.0)	445.2
General and administrative expenses					81.4
Depreciation and amortization					74.1
Loss on sale of assets					3.6
Operating income					$286.1
Total assets	$1,630.6	$412.1	$201.1	$(13.2)	$2,230.6
Capital spending (excluding business combinations)	$36.0	$36.5	$0.9	$7.6	$81.0

	As of and For the Year Ended December 31, 2010
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,678.2	$1,592.3	$484.3	$0.8	$3,755.6
Intercompany fees and sales	15.6	—	20.1	(35.7)	—
Operating costs and expenses:
Cost of goods sold	1,556.2	1,405.2	476.7	(25.2)	3,412.9
Operating expenses	92.0	134.7	2.9	(0.1)	229.5
Insurance proceeds - business interruption	(12.8)	—	—	—	(12.8)
Property damage proceeds, net	(4.0)	—	—	—	(4.0)
Segment contribution margin	$62.4	$52.4	$24.8	$(9.6)	130.0
General and administrative expenses					59.0
Depreciation and amortization					61.1
Loss on sale of assets					0.7
Operating income					$9.2
Total assets	$555.1	$420.8	$72.2	$96.5	$1,144.6
Capital spending (excluding business combinations)	$42.3	$14.4	$—	$0.1	$56.8

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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2012, was (in millions):

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$3.5	$—	$3.5
Liabilities
Interest rate swaps	—	(4.7)		(4.7)
OTC commodity swaps	—	(4.1)		(4.1)
Total liabilities	—	(8.8)	—	(8.8)
Net liabilities	$—	$(5.3)	$—	$(5.3)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	—	3.6	—	$3.6
Liabilities
Interest rate swaps	—	(4.2)	—	(4.2)
OTC commodity swaps	—	(1.4)	—	(1.4)
Total liabilities	—	(5.6)	—	(5.6)
Net liabilities	$—	$(2.0)	$—	$(2.0)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of December 31, 2012, $2.7 million of cash collateral is held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty.
15. Derivative Instruments

We use derivatives to reduce normal operating and market risks with the primary objectives being the reduction of the impact of market price volatility on our results of operations; including:

•	Limiting the exposure to price fluctuations of commodity inventory above or below target levels at each of our segments;

•	Managing our exposure to commodity price risk associated with the purchase or sale of crude oil, feedstocks and finished grade fuel products at each of our segments; and

•	Limiting the exposure to floating-interest rate fluctuations on our borrowings.
We primarily utilize OTC commodity swaps, generally with maturity dates of less than one year, and interest rate swap agreements to achieve these objectives. OTC commodity swap contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Interest rate swap agreements economically hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate. We do not believe there is any material credit risk with respect to the counterparties to these contracts.
In accordance with ASC 815, certain of our OTC commodity swap contracts have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. The fair value of these contracts is recognized in income at the time the positions are closed and the hedged transactions are recognized in income.

From time to time, we also enter into futures contracts with supply vendors that secure supply of product to be purchased for use in the normal course of business at our refining and retail segments. These contracts are priced based on an index that is clearly and closely related to the product being purchased, contain no net settlement provisions and typically qualify under the normal purchase exemption from derivative accounting treatment under ASC 815.
The following table presents the fair value of our derivative instruments as of December 31, 2012 and 2011. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets (in millions):

		As of December 31, 2012		As of December 31, 2011
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps	Other current assets	$1.5	$(2.1)	$0.7	$(1.4)
Interest rate swaps	Other long term liabilities		(4.7)		(4.2)

Derivatives designated as hedging instruments:
OTC commodity swaps	Other current assets	2.0	(2.0)	2.9	—

	Total	$3.5	$(8.8)	$3.6	$(5.6)
Gains (losses) recognized associated with derivatives not designated as hedging instruments for the years ended December 31, 2012, 2011 and 2010 are as follows (in millions):

		Year Ended December 31,
Derivative Type	Income Statement Location	2012	2011	2010
OTC commodity swaps	Cost of goods sold	$3.3	$(3.2)	4.8
Interest rate swaps	Interest expense	(0.5)	(4.2)	—
	Total	$2.8	$(7.4)	4.8
Gains (losses) on our derivatives designated as cash flow hedging instruments or the years ended December 31, 2012, 2011 and 2010 are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
OTC commodity swaps:
Loss recognized in OCI (effective portion)	$(4.0)	$(2.7)	—
Loss reclassified from accumulated OCI into cost of goods sold on closed positions (effective portion)	$(1.1)	$(5.5)	—
(Loss) gain recognized in cost of goods sold related to ineffectiveness	(0.8)	0.1	—
For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the years ended December 31, 2012, 2011 and 2010. For the year ended December 31, 2012, gains of $0.4 million on cash flow hedges, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remain in accumulated other comprehensive income. We estimate that all of these deferred gains as of December 31, 2012 will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the years ended December 31, 2012, 2011 and 2010, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting.

16. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Delek's deferred tax assets and liabilities, reported separately in the accompanying consolidated financial statements, as of December 31, 2012 and 2011 are as follows (in millions):

	December 31,
	2012	2011
Current Deferred Taxes:
Self-insurance accruals	$2.3	$2.9
Environmental reserves	0.4	1.1
Other accrued reserves	1.1	1.9
Contingent liabilities	0.1	0.7
UNICAP	2.8	0.6
Valuation allowance	(0.6)	(1.0)
Total current deferred tax assets	6.1	6.2

Non-Current Deferred Taxes:
Depreciation and amortization	(181.3)	(178.3)
Net operating loss carryforwards	5.7	6.6
Straight-line lease expense	1.8	1.7
ASC 718 stock compensation	4.2	5.5
ASC 815 derivatives	1.3	1.8
Partnership investment	(5.3)	—
ARO liability	1.4	1.5
Deferred revenues	(16.1)	(17.3)
Environmental reserves	4.1	3.7
Other accrued reserves	3.1	4.1
Tax credit carryforwards	—	1.1
State bonus depreciation	2.8	5.7
Contingent liabilities	—	1.8
Other	(0.1)	(0.6)
Valuation allowance	(4.8)	(5.4)
Total non-current deferred tax liabilities	(183.2)	(168.1)
Total net deferred tax liabilities	$(177.1)	$(161.9)

The total current deferred tax assets, excluding the valuation allowance, are $6.7 million and $7.2 million as of December 31, 2012 and 2011, respectively. The total non-current deferred tax assets and liabilities, respectively, excluding the valuation allowance, are $25.0 million and $203.4 million as of December 31, 2012 and $34.4 million and $197.1 million as of December 31, 2011.

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income from continuing operations is attributable to the following (in millions):

	Year Ended December 31,
	2012	2011	2010
Provision for federal income taxes at statutory rate	$149.7	$86.7	$(29.7)
State income taxes, net of federal tax provision	11.4	4.5	0.5
Credits	—	(0.3)	(0.2)
Goodwill impairment	—	0.2	—
Valuation allowance	—	(24.1)	24.2
Removal of Lion Oil minority investment	—	24.1	—
Minority interest	(1.1)	—	—
Other items	(8.4)	(6.4)	0.2
Income tax (benefit) expense	$151.6	$84.7	$(5.0)

Income tax (benefit) expense from continuing operations is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Current	$135.8	$38.9	$(0.3)
Deferred	15.8	45.8	(4.7)
	$151.6	$84.7	$(5.0)

Deferred income tax expense above is reflective of the changes in deferred tax assets and liabilities during the current period.

During the year ended December 31, 2012 and 2011, we recorded decreases to the valuation allowance of $1.0 million and $24.5 million, respectively. We carry valuation allowances against certain state deferred tax assets and net operating losses that may not be recoverable with future taxable income. During the year ended December 31, 2012, the restructuring of our business as a result of the DKL Offering resulted in the net decrease to our valuation allowance. During the year ended December 31, 2011, the Lion Acquisition resulted in the removal of the deferred tax asset related to the previously held minority investment in Lion Oil. The removal of the deferred tax asset also led to the removal of the $27.0 million valuation allowance associated with it, which consisted of $24.0 million for federal and $3.0 million for state.

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

Delek utilized all of its federal net operating loss carryforwards during 2011. State net operating loss carryforwards at December 31, 2012 totaled $164.5 million, the majority of which was subject to a valuation allowance and which include $39.5 million related to non-qualified stock option deductions. Delek has $1.1 million of state net operating losses that are set to expire between 2013 and 2014. Remaining net operating losses will begin expiring in 2015-2032. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders' equity.

Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years through 2004. The Internal Revenue Service has examined Delek's income tax returns through the tax year ending 2009. Delek carried back the 2009 federal tax net operating loss to the 2005 and 2006 tax years, thus reopening those years for examination up to the amount of the refund claimed. Lion Oil carried back the April 30, 2010 federal tax net operating loss to the April 30, 2006, April 30, 2007, and April 30, 2008 tax years, thus reopening those years for examination up to the amount of the refund claimed. The Internal Revenue Service is currently evaluating Lion Oil's April 30, 2010 carryback claim.

ASC 740 provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. ASC 740 requires the elimination of the income tax benefits associated with any income tax position where it is not "more likely than not" that the position would be sustained upon examination by the taxing authorities. During the years ending December 31, 2012 and 2011, respectively, an additional $0.1 million and $0.1 million of unrecognized tax benefits were recorded, while $0.2 million and a nominal amount of unrecognized tax benefits were settled.

Increases and decreases to the beginning balance of unrecognized tax benefits during the year ended December 31, 2012 and 2011 were as follows:

	Federal Unrecognized Benefit	State Unrecognized Benefit	Total
As of December 31, 2010	$0.1	$0.5	$0.6
Net increase from current period tax positions	—	0.1	0.1
Decreases related to settlements of tax positions	—	—	—
As of December 31, 2011	0.1	0.6	0.7
Net increase from current period tax positions	—	0.1	0.1
Decreases related to settlements of tax positions	—	(0.2)	(0.2)
As of December 31, 2012	$0.1	$0.5	$0.6

The amount of the unrecognized benefit above that if recognized would change the effective tax rate is $0.6 million and $0.7 million as of December 31, 2012 and 2011, respectively.

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. A nominal amount of interest was recognized related to unrecognized tax benefits during the years ended December 31, 2012, 2011 and 2010.

Uncertain tax positions have been examined by Delek for any material changes in the next 12 months and none are expected.

17. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters.
Lion Oil is party to a lawsuit involving a claim brought by a crude oil vendor. This lawsuit was filed prior to the Lion Acquisition and alleges that Lion Oil breached certain of its obligations under buy/sell agreements to exchange crude oil. The aggregate potential loss in this lawsuit ranges from zero to approximately $14.0 million, plus interest and legal fees. An amount was accrued related to this lawsuit as part of the Lion Acquisition, as discussed in Note 5.
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
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines may be subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act ("ICA") or by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. We are evaluating the extent to which our pipelines are subject to such regulation. To the extent we determine that the rates and terms and conditions of service of our pipelines are subject to regulation, we intend to file tariffs with FERC or the appropriate state regulatory commissions, or, in certain cases, to seek waiver of the requirement to file tariffs, and to comply with all regulatory requirements imposed by those agencies.
FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce, be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. Under the ICA, shippers may challenge new or existing rates or services. FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period.
While FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier by publishing tariffs and providing transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination.

Environmental Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the United States Environmental Protection Agency (the "EPA"), the U.S. Department of Transportation / Pipeline and Hazardous Materials Safety Administration, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our refineries, terminals, pipelines, USTs and related operations, and may be subject to revocation, modification and renewal.
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
We carried a liability of approximately $12.4 million as of December 31, 2012 primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for on-going investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of these facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the purchase. We expect approximately $0.9 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.1 million in other current assets and $0.8 million in other non-current assets in our consolidated balance sheet as of December 31, 2012. Approximately $2.0 million of the liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of December 31, 2012, the amount accrued for such UST related remediation is approximately $0.1 million.
Both the Tyler and El Dorado refineries have negotiated consent decrees, referred to as Global Refining Settlements, with the EPA and the United States Department of Justice (the "DOJ") regarding certain Clean Air Act requirements. The State of Arkansas is also a party to the El Dorado refinery consent decree. The El Dorado refinery consent decree was effective in June 2003 and the Tyler refinery consent decree became effective in September 2009. Neither consent decree alleges any violations by Delek pertaining to Delek's operation of the refineries, and the prior operators were responsible for payment of the assessed penalties. All capital projects required by the consent decrees have been completed; however, the consent decrees require certain on-going operational changes and work practices. Although the consent decrees will remain in force for several years, we believe any costs resulting from these changes and compliance with the consent decrees will not have a material adverse effect upon our business, financial condition or operations.

In 2008, the El Dorado refinery signed a Consent Administrative Order ("CAO") that was in effect through 2009 with the State of Arkansas with regard to wastewater discharges. In conjunction with three other area dischargers, including the city of El Dorado Water Utilities, the El Dorado refinery applied for and was granted a National Pollutant Discharge Elimination System permit for a combined discharge to the Ouachita River. In connection with the CAO, the El Dorado refinery and three other dischargers have designed, are constructing and will jointly operate an approximately 20 mile wastewater pipeline to convey the treated, commingled waste water to the Ouachita River. The U.S. Army Corps of Engineers has issued the required wetlands permits for construction of the pipeline and outfall structure, although environmental groups have threatened to file suit in an attempt to block the permits. We expect the pipeline to be completed in late 2013. The EPA was not a party to the Arkansas CAO and in late 2011 referred an enforcement action to the DOJ with regard to historical and on-going waste water discharges. We are in discussions with the EPA and the DOJ regarding penalties and interim actions and have accrued an amount expected to cover the penalty. We do not believe any such requirements would have a material adverse effect upon our business, financial condition or operations.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter 2010 to partially reduce gasoline benzene levels. However, it is necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits were acquired that cover our 2011 obligation, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits. A project to reduce gasoline benzene levels was completed at the El Dorado refinery in June 2011 and credits generated by that refinery have been, and in the future can be, used to partially meet the Tyler refinery's credit requirement.
Various legislative and regulatory measures to address climate change and greenhouse gas ("GHG") emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and newly enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as mobile transportation sources. We are not aware of any state or regional initiatives for controlling GHG emissions that would affect our refineries. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. The EPA also has indicated that it intends to regulate refinery GHG emissions from new and existing sources through a New Source Performance Standard ("NSPS"), although there is no firm proposal for such regulation.
In mid-2012 the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants, although our refineries have not received any associated inquiries or requests for information and are not a party to any associated enforcement action at this time. In September 2012, the EPA finalized revisions to the NSPS for Petroleum Refineries (NSPS Subpart Ja) that primarily affects flares and process heaters. We believe our existing process heaters meet the applicable requirements. Affected flares have three years to comply with the new standard and it is likely the standard will impact the way some flares at our Tyler and El Dorado refineries are designed and/or operated. We are planning capital projects at our refineries related to flare compliance with NSPS Subpart Ja that will be implemented in 2014-2015. The EPA has also announced its intent to further regulate refinery air emissions, through additional NSPS and National Emission Standards for Hazardous Air Pollutants to be proposed in late 2013 but the EPA has not released enough information regarding these rules to estimate the potential cost for compliance.
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
In 2010, the EPA and the Department of Transportation's National Highway Traffic Safety Administration ("NHTSA") finalized new standards raising the required Corporate Average Fuel Economy of the nation's passenger fleet by 40% to approximately 35 miles per gallon ("mpg") by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the DOT finalized first-time standards for fuel economy of medium and heavy duty trucks. In September 2012, the EPA and NHTSA finalized rules raising the CAFE and GHG standards for passenger vehicles beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 mpg by 2025. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed below, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at our refineries, as well as at our convenience stores.
The Energy Independence and Security Act of 2007 ("EISA") increased the amounts of renewable fuel required to be blended into domestic transportation fuel supplies by the Energy Policy Act of 2005 to 32 billion gallons by 2022. The Renewable Fuel Standard - 2 rule ("RFS-2") finalized by the EPA in 2010 to implement EISA, requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 9.2% of combined gasoline and diesel volume in 2012, increasing to 10.0% in 2013 and escalating annually to approximately 18% by 2022. Because the mandate requires specified volumes of biofuels, if the demand for motor fuels decreases in future years even higher percentages of biofuels may be required. Alternatively, credits, called Renewable Identification Numbers ("RINs") can be used instead of physically blending biofuels. The Tyler refinery began supplying a 10% ethanol gasoline blend (E-10) in January 2008 and biodiesel blends in June 2011. The El Dorado refinery completed projects at the truck loading rack in June 2011 to make E-10 available and in July 2012 to make biodiesel blends available. We are implementing additional projects at our refineries and terminals that will allow blending increasing amounts of ethanol and biodiesel into our fuels in future years.
The EPA is expected to propose and finalize Tier 3 gasoline rules in 2013, requiring a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm by late 2016. The rule will also likely require a reduction in the maximum per-gallon sulfur content from the current limit of 80 ppm, although the EPA has not indicated what that new limit will be. We anticipate that the Tyler refinery will meet these new limits with only minor operational changes, but capital projects may be required for additional sulfur removal capacity.
The EPA requested information pertaining to the November 2008 explosion and fire at the Tyler refinery and conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards. In late 2011, the EPA referred an enforcement action to the DOJ and we are in discussions with the EPA and the DOJ regarding what, if any, penalties and/or interim actions may be necessary.
Vendor Commitments
Our retail segment maintains an agreement with a significant vendor that requires the purchase of certain general merchandise exclusively from this vendor over a specified period of time. Additionally, we maintain agreements with certain fuel suppliers that contain terms which generally require the purchase of predetermined quantities of third-party branded fuel for a specified period of time. In certain fuel vendor contracts, penalty provisions exist if minimum quantities are not met.
Letters of Credit
As of December 31, 2012, Delek had in place letters of credit totaling approximately $181.9 million with various financial institutions primarily securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment, gasoline and diesel purchases for the logistics segment and fuel for our retail fuel and convenience stores. No amounts were outstanding under these letters of credit at December 31, 2012.
Operating Leases
Delek leases land, buildings, equipment and corporate office space under agreements expiring at various dates through 2037 after considering available renewal options. Many of these leases contain renewal options and require Delek to pay executory costs (such as property taxes, maintenance, and insurance). Lease expense for all operating leases for the years ended December 31, 2012, 2011 and 2010 totaled $16.7 million, $17.3 million, and $16.4 million, respectively.

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2012 (in millions):

2013	$15.0
2014	12.2
2015	10.5
2016	10.2
2017	9.9
Thereafter	82.1
Total future minimum rentals	$139.9

18.  Employees

Workforce

A portion of our workforce in the refining segment is represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. As of December 31, 2012, 165 operations and maintenance hourly employees and 35 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement which expires on January 31, 2015. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires on March 1, 2015.  As of December 31, 2012, 174 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2014. None of our employees in our marketing or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

401(k) Plan

We sponsor a voluntary 401(k) Employee Retirement Savings Plan for eligible employees administered by Wells Fargo Bank, N.A. Employees must be at least 21 years of age and have 45 days of service to be eligible to participate in the plan. Employee contributions are matched on a fully-vested basis by us up to a maximum of 6% of eligible compensation. Eligibility for the company matching contribution begins on the first of the month following one year of employment. For the years ended December 31, 2012, 2011 and 2010, the 401(k) expense recognized was $3.4 million, $1.9 million, and $1.7 million, respectively.

19. Related Party Transactions
At December 31, 2012, through certain of its subsidiaries, Delek Group beneficially owned approximately 52.9% of our outstanding common stock. As a result, Delek Group and its controlling stockholder, Mr. Itshak Sharon (Tshuva), have the requisite voting power to control the election of our directors, influence our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
On September 28, 2010, Delek executed the Petroleum Note in the principal amount of $44.0 million, replacing a note with Delek Petroleum in the original principal amount of $65.0 million. Delek Petroleum is a wholly owned subsidiary of Delek Group. The Petroleum Note was amended in April 2011 to extend the maturity date from January 1, 2012 to January 1, 2013. On September 25, 2012, the remaining principal outstanding under the Petroleum Note was paid in full. As of December 31, 2012, no obligations remain outstanding under the Petroleum Note.

On April 28, 2011, Delek executed a Subordinated Note with Delek Petroleum in the principal amount of $40.0 million. The Subordinated Note matures on December 31, 2017 and is subordinated to the Term Loan Facility. On September 25, 2012, the remaining principal outstanding under the Subordinated note was prepaid in full. As of December 31, 2012, no obligations remain outstanding under the Subordinated Note.
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

20.  Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2012 and 2011 is summarized below. The quarterly financial information summarized below has been prepared by Delek's management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
			(Revised) (1)
Net sales	$2,170.4	$2,134.2	$2,237.6	$2,184.5
Operating income	$85.0	$116.7	$156.4	$115.0
Net income (loss)	$46.2	$67.8	$94.5	$67.5
Net income (loss) attributable to Delek	$46.2	$67.8	$94.5	$64.3
Basic (loss) earnings per share	$0.79	$1.16	$1.70	$1.08
Diluted (loss) earnings per share	$0.79	$1.15	$1.67	$1.06

	For the Three Month Periods Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales	$1,143.5	$1,848.7	$2,205.0	$2,001.0
Operating (loss) income	$35.3	$99.3	$148.1	$3.4
Net (loss) income	$16.9	$64.1	$88.4	$(6.0)
Net income (loss) attributable to Delek	$16.9	$62.1	$85.3	$(6.0)
Basic (loss) earnings per share	$0.31	$1.09	$1.47	$(0.10)
Diluted (loss) earnings per share	$0.31	$1.08	$1.46	$(0.10)

(1)
The amounts for third quarter of 2012 have been revised due to an immaterial correction of error related to inventory and cost of goods sold for Lion Oil Company, which is reported as a component of our refining segment. We recorded adjustments that decreased operating income in the third quarter of 2012 by $9.1 million ($5.8 million, net of tax). This revision decreased net income attributable to Delek by $5.8 million in the third quarter of 2012. In addition, the adjustment decreased current assets by $9.1 million and decreased current liabilities by $3.3 million in the third quarter of 2012. We have concluded that these adjustments are not material to the consolidated balance sheets or statements of operations for the third and fourth quarters of 2012.

21. Subsequent Events
Dividend Declaration
On February 6, 2013, Delek's board of directors voted to declare a quarterly cash dividend of $0.10 per share, payable on March 19, 2013, to stockholders of record on February 26, 2013. On March 5, 2013, Delek's board of directors voted to declare a special cash dividend of $0.10 per share, payable on April 16, 2013, to stockholders of record on March 26, 2013.

SCHEDULE I

Delek US Holdings, Inc.
Parent Company Only
Condensed Balance Sheets

	December 31,
	2012	2011
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$161.7	$71.2
Accounts receivable	—	0.5
Interest receivable from subsidiaries	2.6	1.6
Income tax receivable from subsidiaries	27.0	9.8
Other current assets	2.4	2.0
Total current assets	193.7	85.1
Property, plant and equipment:
Property, plant and equipment	15.5	6.1
Less: accumulated depreciation	(1.3)	(0.4)
Property, plant and equipment, net	14.2	5.7
Notes receivable from related parties	45.0	45.0
Investment in subsidiaries	905.0	727.3
Deferred tax asset	5.1	2.0
Other non-current assets	0.5	0.5
Total assets	$1,163.5	$865.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8.0	$3.0
Accounts payable to subsidiaries	75.9	58.3
Note payable to related party	—	6.0
Current portion of long-term debt and capital lease obligations	17.2	16.3
Accrued expenses and other current liabilities	9.6	2.8
Total current liabilities	110.7	86.4
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	24.2	51.5
Note payable to related party	—	60.5
Notes payable to subsidiaries	128.6	13.6
Other non-current liabilities	0.7	0.2
Total non-current liabilities	153.5	125.8
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding		—
Common stock, $0.01 par value, 110,000,000 shares authorized, 59,619,548 shares and 58,036,427 shares issued and outstanding at December 31, 2012 and 2011, respectively	0.6	0.6
Additional paid-in capital	366.9	356.9
Accumulated other comprehensive income	0.4	1.8
Retained earnings	531.4	294.1
Total shareholders’ equity	899.3	653.4
Total liabilities and shareholders’ equity	$1,163.5	$865.6

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-10 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net sales	$—	$—	$—
Operating costs and expenses:
Cost of goods sold	(2.1)	(1.5)	—
General and administrative expenses	31.1	28.9	11.4
Depreciation and amortization	0.9	0.1	0.1
Total operating costs and expenses	29.9	27.5	11.5
Operating loss	(29.9)	(27.5)	(11.5)
Interest expense	5.1	7.2	2.7
Net interest expense (income) from related parties	2.8	3.4	(2.5)
(Earnings) loss from investment in subsidiaries	(289.6)	(171.6)	8.8
(Gain) loss on investment in Lion Oil	—	(12.9)	60.0
Total non-operating (income) expenses, net	(281.7)	(173.9)	69.0
Income (loss) before income taxes	251.8	146.4	(80.5)
Income tax benefit	(21.0)	(11.9)	(0.6)
Net income (loss)	$272.8	$158.3	$(79.9)

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-10 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net income (loss) attributable to Delek	$272.8	$158.3	$(79.9)
Other comprehensive income:
Net unrealized (loss) gain on derivative instruments, net of tax (benefit) expense of $(0.7) million and $0.9 million and ineffectiveness of $0.8 million and $(0.1) million for the years ended December 31, 2012 and 2011, respectively	(1.4)	1.8	—
Comprehensive income (loss)	$271.4	$160.1	$(79.9)

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-10 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash flows from operating activities:
Net income (loss)	$272.8	$158.3	$(79.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	0.9	0.1	0.1
Amortization of deferred financing costs	0.3	1.5	0.3
Deferred income taxes	(3.1)	1.5	(0.1)
(Gain) loss on investment in Lion Oil	—	(12.9)	60.0
Stock-based compensation expense	3.8	0.7	0.2
Income tax benefit of stock-based compensation	8.2	0.2	—
(Income) loss from subsidiaries	(289.6)	(171.6)	8.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	0.5	(0.5)	—
Inventories and other current assets	(15.8)	(9.7)	38.5
Receivables and payables from related parties	16.6	(8.9)	(26.9)
Accounts payable and other current liabilities	10.4	5.2	(0.4)
Non-current assets and liabilities, net	0.6	(0.1)	(0.1)
Net cash provided by (used in) operating activities	5.6	(36.2)	0.5
Cash flows from investing activities:
Business combinations	—	(31.0)	—
Purchase of non-controlling interest in subsidiaries	—	(13.0)	—
Purchase of property, plant and equipment	(9.4)	(3.9)	(0.1)
Investment in subsidiaries	(23.5)	(14.7)	(0.5)
Dividends from subsidiaries	83.1	110.7	16.7
Distributions from subsidiaries	50.0	—	—
Net repayments of notes receivable from subsidiaries	—	25.9	19.3
Net cash provided by investing activities	100.2	74.0	35.4
Cash flows from financing activities:
Proceeds from revolver	8.5	—	36.0
Payments on revolver	(4.5)	—	(36.0)
Proceeds from note payable to related party	—	40.0	—
Repayment of note payable to related party	(66.5)	(17.5)	(21.0)
Proceeds from notes payable to subsidiaries	136.0	13.6	—
Repayment of note payable to subsidiaries	(21.0)	—	—
Proceeds from other debt instruments	—	—	50.0
Repayments of other debt instruments	(30.4)	(7.2)	(50.0)
Proceeds from exercise of stock options	6.7	2.6	(2.5)
Income tax benefit of stock-based compensation	(8.2)	—	—
Dividends paid	(35.5)	(19.5)	(8.4)
Deferred financing costs paid	(0.4)	(1.6)	(0.3)
Net cash (used in) provided by financing activities	(15.3)	10.4	(32.2)
Net increase (decrease) in cash and cash equivalents	90.5	48.2	3.7
Cash and cash equivalents at the beginning of the period	71.2	23.0	19.3
Cash and cash equivalents at the end of the period	$161.7	$71.2	$23.0

Non-cash investing activity:
Note receivable from subsidiary	$—	$45.0	$—
Forgiveness of note receivable from subsidiary	$—	$—	$67.8

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-10 of this
Form 10-K are an integral part of these condensed financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By: /s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 11, 2013:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gabriel Last*
Gabriel Last
Director

/s/ Asaf Bartfeld*
Asaf Bartfeld
Director

/s/ Carlos E. Jorda*
Carlos E. Jorda
Director

/s/ Shlomo Zhohar*
Shlomo Zhohar
Director

/s/ Philip L. Maslowe*
Philip L. Maslowe
Director

/s/ Charles H. Leonard*
Charles H. Leonard
Director

/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

*By: /s/ Assaf Ginzburg
Assaf Ginzburg
Individually and as Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.		Description
2.1	†
Stock Purchase Agreement dated March 17, 2011, by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on May 4, 2011).

2.2	†
First Amendment dated April 29, 2011 to Stock Purchase Agreement dated March 17, 2011 by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on May 4, 2011).

2.3
Contribution, Conveyance and Assumption Agreement, dated November 7, 2012, by and among Delek Logistics Partners, LP, Delek Logistics GP, LLC, Delek Logistics Operating, LLC, Delek Crude Logistics, LLC, Delek US Holdings, Inc., Delek Marketing & Supply, LLC, Delek Marketing and Supply, LP, Lion Oil Company and Delek Logistics Services Company (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on November 14, 2012).

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675)
4.2
Registration Rights Agreement, dated as of April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.1	*	Employment Agreement dated as of May 1, 2009 by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 6, 2009).
10.1(a)	*
First Amendment dated August 7, 2012 to Employment Agreement dated May 1, 2009 by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 8, 2012).

10.2	*
Employment Agreement dated August 7, 2012 by and between Delek US Holdings, Inc. and Donald N. Holmes (incorporated by reference to the Exhibit 10.2 to the Company's Form 10-Q filed on November 8, 2012).

10.3	*
Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.4
Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.5(k) to the Company's Form 10-K filed on March 12, 2010).

10.4(a)
First Amendment dated December 23, 2010 to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on December 29, 2010).

10.4(b)
Second Amendment, dated as of March 30, 2012, to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 4, 2012).

10.5
Asset-backed revolving Credit Agreement dated February 23, 2010 by and between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on February 25, 2010).

10.5(a)
First Amendment dated April 29, 2011 to asset-backed revolving Credit Agreement dated February 23, 2010 between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 5, 2011).

10.6	*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (as amended through May 4, 2010) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 7, 2010).
10.6(a)	*
Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.6(b)	*
Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.6(c)	*
Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

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

10.8
Omnibus Agreement, dated November 7, 2012, by and among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 14, 2012).

10.9
Revolving Credit Agreement, dated November 7, 2012, by and among Delek Logistics Partners, LP, Delek Logistics Operating, LLC, Delek Marketing GP, LLC, Delek Marketing & Supply, LP, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, SALA Gathering Systems, LLC, and Paline Pipeline Company, LLC and Fifth Third Bank, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on November 14, 2012).

10.10
Pipelines and Tankage Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to the Exhibit 10.4 to the Company's Form 8-K filed on November 14, 2012).

10.11
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to the Exhibit 10.5 to the Company's Form 8-K filed on November 14, 2012).

10.12	*
Employment Agreement dated as of July 1, 2011 by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 9, 2011).

10.13	*
Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed on March 14, 2012).

10.14	*	Employment Agreement dated as of May 26, 2011 by and between MAPCO Express, Inc. and Igal P. Zamir (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed on August 5, 2011).
10.15	*
Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K filed on March 14, 2012).

10.15(a)	§ *	Separation of Employment / General Release dated January 18, 2013 by and between Delek US Holdings, Inc. and Mark B. Cox.

10.16	*
Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Harry P. (Pete) Daily (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed on March 14, 2012).

10.17	*
Employment Agreement dated as of November 1, 2011 by and between Delek US Holdings, Inc. and Kent B. Thomas (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed on March 14, 2012).

10.18	‡
Master Supply and Offtake Agreement dated April 29, 2011 between J. Aron & Company, and Lion Oil Company and Lion Oil Trading & Transportation, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 5, 2011).

10.18(a)	‡
Supplemental Agreement dated October 14, 2011 to Supply and Offtake Agreement dated April 29, 2011 between J. Aron & Company, and Lion Oil Company and Lion Oil Trading & Transportation, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 9, 2011).

10.19	‡
Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders (incorporated by reference to the Exhibit 10.5 to the Company's Form 10-Q filed on August 5, 2011).

10.19(a)
First Amendment dated July 28, 2011 to Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 9, 2011).

10.19(b)	§
Second Amendment dated November 7, 2011 to Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders.

10.19(c)	§
Third Amendment dated November 7, 2012 to Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders.

10.19(d)	§
Fourth Amendment dated January 25, 2013 to Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders.

21.1	§	Subsidiaries of the Registrant
23.1	§	Consent of Ernst & Young LLP
24.1	§	Power of Attorney
31.1	§	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	§	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	§	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	ˆ
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months and years ended December 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months and year ended December 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*		Management contract or compensatory plan or arrangement.
§		Filed herewith.

†
Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementally furnish a copy of any of the omitted schedules to the United States Securities and Exchange Commission upon request.

‡
Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the United States Securities and Exchange Commission.

ˆ
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