Form 10-Q
period 2013-03-31
Delek US Holdings, Inc.
filed 2013-05-09
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
At May 3, 2013, there were 59,891,999 shares of common stock, $0.01 par value, outstanding.

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(In millions, except share and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$592.9	$601.7
Accounts receivable	329.8	256.6
Inventory	502.9	477.6
Other current assets	18.4	23.8
Total current assets	1,444.0	1,359.7
Property, plant and equipment:
Property, plant and equipment	1,491.7	1,456.2
Less: accumulated depreciation	(352.2)	(332.0)
Property, plant and equipment, net	1,139.5	1,124.2
Goodwill	72.7	72.7
Other intangibles, net	15.6	16.7
Other non-current assets	48.2	50.4
Total assets	$2,720.0	$2,623.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$645.8	$568.8
Current portion of long-term debt and capital lease obligations	54.5	52.2
Obligation under Supply and Offtake Agreement	248.8	285.2
Accrued expenses and other current liabilities	128.8	92.9
Total current liabilities	1,077.9	999.1
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	296.2	310.0
Environmental liabilities, net of current portion	9.8	10.4
Asset retirement obligations	8.6	8.3
Deferred tax liabilities	186.9	183.2
Other non-current liabilities	28.8	34.7
Total non-current liabilities	530.3	546.6
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 59,834,304 shares and 59,619,548 shares issued at March 31, 2013 and December 31, 2012, respectively	0.6	0.6
Additional paid-in capital	370.8	366.9
Accumulated other comprehensive income	—	0.4
Treasury stock, 1,000,000 shares, at cost	(37.9)	—
Retained earnings	597.0	531.4
Non-controlling interest in subsidiaries	181.3	178.7
Total shareholders’ equity	1,111.8	1,078.0
Total liabilities and shareholders’ equity	$2,720.0	$2,623.7
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In millions, except share and per share data)
Net sales	$2,324.7	$2,170.4
Operating costs and expenses:
Cost of goods sold	2,037.0	1,955.0
Operating expenses	98.7	84.4
General and administrative expenses	32.6	27.0
Depreciation and amortization	22.0	19.0
Total operating costs and expenses	2,190.3	2,085.4
Operating income	134.4	85.0
Interest expense	9.2	12.4
Interest income	(0.1)	—
Total non-operating expenses	9.1	12.4
Income before income taxes	125.3	72.6
Income tax expense	43.2	26.4
Net income	82.1	46.2
Net income attributed to non-controlling interest	4.6	—
Net income attributable to Delek	$77.5	$46.2
Basic earnings per share	$1.30	$0.79
Diluted earnings per share	$1.28	$0.79
Weighted average common shares outstanding:
Basic	59,571,744	58,119,573
Diluted	60,645,717	58,750,074
Dividends declared per common share outstanding	$0.20	$0.1275
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In millions)
Net income attributable to Delek	$77.5	$46.2
Other comprehensive income:
Net loss on derivative instruments, net of tax benefit of $0.2 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively, and net of ineffectiveness of $0.1 million for the three months ended March 31, 2012.	(0.4)	(1.8)
Comprehensive income attributable to Delek	$77.1	$44.4

See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:	(In millions, except per share data)
Net income	$82.1	$46.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.0	19.0
Amortization of deferred financing costs	1.4	1.1
Accretion of asset retirement obligations	0.2	0.3
Deferred income taxes	6.4	3.2
Stock-based compensation expense	2.0	1.2
Income tax benefit of stock-based compensation	(2.6)	(0.1)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(73.2)	(86.1)
Inventories and other current assets	(19.8)	61.6
Accounts payable and other current liabilities	105.0	51.8
Obligation under Supply and Offtake Agreement, net	(36.4)	(44.8)
Non-current assets and liabilities, net	(5.6)	(7.8)
Net cash provided by operating activities	81.5	45.6
Cash flows from investing activities:
Business combinations	(6.6)	(23.3)
Purchases of property, plant and equipment	(28.0)	(20.7)
Net cash used in investing activities	(34.6)	(44.0)
Cash flows from financing activities:
Proceeds from long-term revolvers	82.2	215.5
Payments on long-term revolvers	(88.7)	(188.2)
Proceeds from term debt	3.5	0.8
Payments on term debt and capital lease obligations	(8.5)	(5.5)
Payments on notes payable to related party	—	(14.0)
Proceeds from exercise of stock options	0.5	1.1
Taxes paid in connection with settlement of stock based compensation	(1.2)	—
Income tax benefit of stock-based compensation	2.6	0.1
Repurchase of common stock	(37.9)	—
Distribution to non-controlling interest	(2.0)	—
Dividends paid	(5.9)	(2.2)
Deferred financing costs paid	(0.3)	—
Net cash (used in) provided by financing activities	(55.7)	7.6
Net (decrease) increase in cash and cash equivalents	(8.8)	9.2
Cash and cash equivalents at the beginning of the period	601.7	225.9
Cash and cash equivalents at the end of the period	$592.9	$235.1
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.1 million and a nominal amount in the 2013 and 2012 periods, respectively	$7.7	$10.3
Income taxes	$1.0	$0.1
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. ("Holdings") is the sole shareholder or owner of membership or partnership interests of Delek Refining, Inc. ("Refining"), Delek Finance, Inc. ("Finance"), Delek Marketing & Supply, LLC ("Marketing"), Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, LLC, Delek Logistics Services Company, MAPCO Express, Inc. ("Express"), MAPCO Fleet, Inc. ("Fleet"), NTI Investments, LLC ("NTI") and GDK Bearpaw, LLC (collectively "we", "our" or "us"). Unless otherwise indicated or the context requires otherwise, the terms "Delek" and "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries.
Our condensed consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics"), a variable interest entity. Because our consolidated subsidiary, Delek Logistics GP is the general partner of Delek Logistics, we have the sole ability to direct the activities of Delek Logistics that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are Delek Logistics' primary customer. As Delek Logistics does not derive a material amount of gross margin from third parties, there is limited risk to us associated with Delek Logistics' operations. However, in the event that Delek Logistics incurs a loss, our operating results will reflect Delek Logistics' loss, net of intercompany eliminations, to the extent of our ownership interest in Delek Logistics.
Delek is listed on the New York Stock Exchange under the symbol DK. At December 31, 2012, approximately 52.9% of the shares of our common stock were beneficially owned by Delek Group Ltd. (“Delek Group”) located in Natanya, Israel. On March 20, 2013, Delek Group completed the sale of 9,000,000 shares of our outstanding common stock in a secondary offering and the sale of 1,000,000 shares to us. While no longer controlling more than 50% of our voting power, Delek Group and its controlling stockholder, Mr. Itshak Sharon (Tshuva), will continue to influence the election of our directors, our corporate and management policies (including the declaration of dividends) and the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions, for so long as they control a significant percentage of our voting power. As of March 31, 2013, approximately 36.6% of our outstanding shares were beneficially owned by Delek Group.
The condensed consolidated financial statements include the accounts of Delek and its consolidated subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 12, 2013 ("Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K.
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
New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance requiring companies to report, in one place, either on the face of the financial statements or in the notes, information about reclassifications out of accumulated other comprehensive income ("AOCI"). The guidance also requires companies to present current-period reclassifications out of AOCI and other amounts of current-period OCI separately for each component of OCI on the face of the financial statements or in the notes, whereas companies were previously required to present total changes in AOCI by component on the face of the financial statements or in the notes. For each significant reclassification to net income in its entirety during their porting period, companies must identify the line item(s) affected in the statement where net income is presented. For any significant reclassifications that are not reclassified directly to net income in their entirety during the reporting period, cross-references to the note where additional details about the effects of the reclassification are disclosed are required. Companies can choose to present this information before tax or after tax, providing they comply with the existing tax disclosure requirements in Statement of Accounting Standards Codification ("ASC") 220, Comprehensive Income. The guidance is effective for interim and annual reporting periods beginning after December 15, 2012, or the first quarter of 2013 for calendar-year companies and should be applied prospectively. Early adoption is permitted. The adoption of this guidance did not affect our business, financial position or results of operations.
In July 2012, the FASB issued guidance regarding testing indefinite-lived intangible assets for impairment that gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual reporting periods beginning January 1, 2013, but early adoption is permitted. The adoption of this guidance did not materially affect our business, financial position or results of operations.
In December 2011, the FASB issued guidance requiring the disclosure of information about offsetting and related arrangements to enable users of financial statements to understand the effect of these arrangements on financial position. The guidance requires the disclosure of both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued an update limiting the scope of the offsetting disclosure requirements established by the original guidance, to certain derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities lending and securities borrowing transactions that are eligible for offset on the balance sheet or are subject to an agreement similar to a master netting arrangement, irrespective of whether they are offset on the balance sheet. This update amends the guidance that required companies to apply the requirements to all recognized financial instruments. The original and updated guidance is effective for interim and annual reporting periods beginning January 1, 2013 and retrospectively for all periods presented on the balance sheet. The adoption of this guidance did not affect our business, financial position or results of operations.
2. Delek Logistics Partners, LP
On November 7, 2012, Delek Logistics, then a wholly owned indirect subsidiary of Holdings, closed its initial public offering (the "DKL Offering") of 9,200,000 common units at a price of $21.00 per unit, which included a 1,200,000 common unit over-allotment option that was exercised by the underwriters. Delek Logistics was formed by us to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with the DKL Offering and include approximately 400 miles of crude oil transportation pipelines, 16 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 1.4 million barrels of active shell capacity. Delek Logistics also owns or operates five light products terminals and associated pipelines and storage tanks. A substantial majority of Delek Logistics' initial assets are currently integral to our refining and marketing operations.
As of March 31, 2013, we owned a 60.4% limited partner interest in Delek Logistics, the entire 2.0% general partner interest and all of the income distribution rights. The partnership interest includes 2,799,258 common units, 11,999,258 subordinated units and 489,766 general partner units. On March 10, 2013, we granted membership interests in Delek Logistics GP, LLC ("Logistics GP"), the general partner of Delek Logistics, to certain executives, consisting of a total 1.4% membership interest in Logistics GP. These interests will vest on June 10, 2013, provided that the executive's employment with Logistics GP and/or its affiliates continues through that date.
We have agreements with Delek Logistics, which establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and other matters and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.

Delek Logistics is a variable interest entity as defined under GAAP and is consolidated into our consolidated financial statements. With the exception of affiliate balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, as presented below, are included in the consolidated balance sheets of Delek.

	March 31, 2013	December 31, 2012

	(In millions)
ASSETS
Cash and cash equivalents	$19.0	$23.5
Accounts receivable	37.9	27.7
Inventory	24.5	14.4
Other current assets	0.3	0.2
Net property, plant and equipment	152.7	153.5
Goodwill	10.5	10.5
Intangible assets, net	12.2	12.4
Other non-current assets	3.7	3.6
Total assets	$260.8	$245.8
LIABILITIES AND EQUITY
Accounts payable	$33.4	$21.9
Accounts payable to related parties	2.1	10.1
Accrued expenses and other current liabilities	13.4	8.3
Revolving credit facility	90.0	90.0
Asset retirement obligations	1.5	1.4
Other non-current liabilities	9.3	9.7
Equity	111.1	104.4
Total liabilities and equity	$260.8	$245.8

3. Acquisitions
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
$12.3
The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Nettleton, Texas to the Bullard Junction at our refinery in Tyler, Texas (the "Tyler refinery"). Our refining segment pays our logistics segment according to the East Texas Crude Logistics Pipeline and Tankage Agreement for throughput volumes supplied in the Nettleton Pipeline. This asset was contributed to Delek Logistics at the time of the DKL Offering.
Big Sandy Acquisition
On February 7, 2012, we purchased (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. (the "Big Sandy Terminal") and (ii) the eight and five-eighths inch diameter Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P. (collectively, the "Big Sandy Acquisition"). The purchase price was approximately $11.0 million. Our refining segment pays terminalling fees to our logistics segment as part of the Terminalling Services Agreement. This terminal was contributed to Delek Logistics as part of the DKL Offering.

The allocation of the aggregate purchase price of the Big Sandy Acquisition as of December 31, 2012 is summarized as follows (in millions):

Property, plant and equipment	$8.2
Intangible assets	1.2
Goodwill (all is expected to be deductible for tax purposes)	1.6
$11.0
The Big Sandy Terminal has been idle since November 2008 but had previously been supplied by the Tyler refinery.
Beacon Acquisition
On January 10, 2013, we purchased a biodiesel facility, including the real property and other related assets involved in the production of biodiesel fuels and related activities from Beacon Energy (Texas) Corp. The aggregate purchase price was approximately $6.6 million, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.
4. Inventory
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
Carrying value of inventories consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Refinery raw materials and supplies	$214.2	$155.7
Refinery work in process	56.7	45.5
Refinery finished goods	164.0	217.6
Retail fuel	18.9	19.3
Retail merchandise	24.6	25.1
Logistics refined products	24.5	14.4
Total inventories	$502.9	$477.6
At March 31, 2013 and December 31, 2012, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $49.8 million and $41.4 million, respectively.
Permanent Liquidations
During the three months ended March 31, 2013, we incurred a permanent reduction in a LIFO layer resulting in a liquidation loss in our refinery inventory of a nominal amount. This liquidation was recognized as a component of cost of goods sold in the three months ended March 31, 2013.
During the three months ended March 31, 2012, we incurred a permanent reduction in a LIFO layer resulting in a liquidation gain in our refinery finished goods inventory in the amount of $0.1 million. This liquidation was recognized as a component of cost of goods sold in the three months ended March 31, 2012.
5. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Master Supply and Offtake Agreement (the “Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”). Throughout the term of the Supply and Offtake Agreement, which expires on April 29, 2014, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 barrels per day ("bpd") of crude to our refinery in El Dorado, Arkansas (the "El Dorado refinery"). Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined product from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a payable of $0.6 million as of March 31, 2013 related to this settlement, which is included in accounts payable on the condensed consolidated balance sheet. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third-parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. While title of the inventories will reside with J. Aron, this arrangement will be accounted for as a financing. Delek incurred fees of $2.1 million during both of the three month periods ended March 31, 2013 and 2012, which are included as a component of interest expense in the condensed consolidated statement of income.
Upon the expiration of the Supply and Offtake Agreement on April 29, 2014 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then market prices. At March 31, 2013, Delek had 2.7 million barrels of inventory consigned for J. Aron and we have recorded liabilities associated with this consigned inventory of $249.4 million in the condensed consolidated balance sheet.
Each month, J. Aron sets target inventory levels for each product subject to pre-agreed minimum and maximum inventory levels for each product group. At March 31, 2013, we recorded a current receivable of $0.6 million for forward commitments related to the month end actual consignment inventory levels differing from the month end consignment inventory target levels and the associated pricing with these inventory level differences. This amount is netted against the consigned inventory liability and reflected as the obligation under the supply and offtake agreement in the condensed consolidated balance sheets.
6. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	March 31, 2013	December 31, 2012
MAPCO Revolver	$70.5	$77.0
DKL Revolver	90.0	90.0
Reliant Bank Revolver	4.0	4.0
Promissory notes	122.6	123.6
Term Loan Facility	63.0	67.0
Capital lease obligations	0.6	0.6
	350.7	362.2
Less: Current portion of long-term debt, notes payable and capital lease obligations	54.5	52.2
	$296.2	$310.0
MAPCO Revolver
On December 23, 2010, we executed a $200.0 million revolving credit facility (“MAPCO Revolver”) that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO, Fifth Third Bank as Administrative Agent and the lenders party thereto, as amended. As of March 31, 2013, we had $70.5 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $8.5 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At March 31, 2013, the weighted average borrowing rate was approximately 4.2%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2013, this fee was 0.75% per year. Amounts available under the MAPCO Revolver, as of March 31, 2013, were approximately $121.0 million.
Wells ABL
We have an asset-based loan revolving credit facility (“Wells ABL”) that includes an accordion feature which permits an increase in facility size of up to $600.0 million subject to additional lender commitments. In connection with the closing of the Lion Acquisition, Delek executed an amendment to the Wells ABL (the “Wells ABL Amendment”) on April 29, 2011. Under the terms of the Wells ABL Amendment, among other things, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million, (ii) the swing line loan sub-limit was increased from $30.0 million to $40.0 million, (iii) the letter of credit sub-limit was increased from $300.0 million to $375.0 million, (iv) the maturity date of the facility was extended from February 23, 2014 to April 29, 2015, and (v) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Refining and Lion Oil. As of March 31, 2013, we had letters of credit issued under the facility totaling approximately $185.8 million and no outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At March 31, 2013, the weighted average borrowing rate was approximately 4.8%. Additionally, the Wells ABL requires us to pay a quarterly credit utilization fee dependent on the average unused revolving commitment. As of March 31, 2013, this fee was 0.75% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $20.0 million availability reserve requirement, as of March 31, 2013, was $213.5 million.
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
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the “Holdings Note”) and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of March 31, 2013, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on November 7, 2017. Borrowings under the credit facility bear interest at either a base rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At March 31, 2013, the weighted average borrowing rate was approximately 2.3%. Additionally, the DKL Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2013, this fee was 0.3% per year. As of March 31, 2013, Delek Logistics had $90.0 million outstanding borrowings under the credit facility, as well as letters of credit issued of $11.5 million. Amounts available under the DKL Revolver, as of March 31, 2013, were approximately $73.5 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank (“Reliant Bank Revolver”) that provides for unsecured loans of up to $10.0 million. As of March 31, 2013, we had $4.0 million outstanding under this facility. The Reliant Bank Revolver was amended on June 28, 2012 to (i) extend the maturity date by two years, to June 28, 2014, and (ii) decrease the interest rate for borrowings under the facility to a fixed rate of 5.25%. The Reliant Bank Revolver was further amended on December 12, 2012 to (i) increase the facility size to $10.0 million from $7.5 million and (ii) conform certain changes in the financial covenants to be consistent with the financial covenants amendments made to the Leumi and IDB Notes (as defined below) and Term Loan Facility (as defined below) in connection with the DKL Offering. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of March 31, 2013, the weighted average borrowing rate was approximately 5.25%. As of March 31, 2013, we had $6.0 million available under the Reliant Bank Revolver.

Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million with Bank Leumi USA (“Leumi Note”). In connection with the closing of the Lion Acquisition, the Leumi Note was amended on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the Leumi Note. On November 7, 2012, in connection with the DKL Offering, the Leumi Note was further amended to address the effect of the DKL Offering on the security and covenants under the Leumi Note. Among other things, this amendment extended the maturity date by two years to October 1, 2015, increased the quarterly principal amortization payments from $2.0 million to $2.2 million and required a principal prepayment of $10.0 million made on the amendment effective date. As of March 31, 2013, we had $18.5 million in outstanding borrowings under the Leumi Note. The Leumi Note replaced and terminated promissory notes with Bank Leumi USA in the original principal amounts of $30.0 million and $20.0 million and is secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, (iii) a second priority lien on all assets of Lion Oil that secure the Term Loan Facility discussed below, and (iv) a second priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. The Leumi Note bears interest at the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.5%. As of March 31, 2013, the weighted average borrowing rate was 5.5%.
On October 5, 2010, Delek entered into two promissory notes with Israel Discount Bank of New York (“IDB”) in the principal amounts of $30.0 million and $20.0 million (collectively, the “IDB Notes”). In connection with the closing of the Lion Acquisition, the IDB Notes were amended and restated on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the notes. On November 7, 2012, in connection with the DKL Offering, the IDB Notes were further amended to address the effect of the DKL Offering on the security and covenants under the IDB Notes. Among other things, the amendments also extended the maturity dates under both notes from December 31, 2013 to October 1, 2015, increased the aggregate quarterly principal amortization payments from $2.0 million to $2.2 million and required an aggregate principal prepayment of $10.0 million made on the amendment effective date. As of March 31, 2013, we had $22.3 million in total outstanding borrowings under the IDB Notes. The IDB Notes replaced and terminated promissory notes with IDB in the original principal amounts of $30.0 million and $15.0 million and are secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, (iii) a second priority lien on all assets of Lion Oil that secure the Term Loan Facility discussed below and (iv) a second priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Both IDB Notes bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.5%. As of March 31, 2013, the weighted average borrowing rate was 5.5% under both IDB Notes.
In 2011, Delek began construction on new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate Notes for each BTS project with Standard Insurance Company (collectively, the “Notes”) varying in size from $1.0 million to $2.0 million. The Notes bear interest at fixed rates, ranging from 5.0% to 6.4%. Each of the Notes is secured by the land, building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, we shall make payments of principal on each respective Note over a ten year term calculated using a 25 year amortization schedule. If any Note is not paid in full after the initial ten year period, we may continue to make monthly payments under the Note, however the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first twenty year period. The final maturity dates of the Notes range from June 1, 2036 to October 1, 2038. As of March 31, 2013, we have entered into 13 Notes related to these BTS projects and we have drawn approximately $15.1 million in total under the Notes.
On April 29, 2011, Delek entered into a $50.0 million promissory note (“Ergon Note”) with Ergon, Inc. (“Ergon”) in connection with the closing of the Lion Acquisition. As of March 31, 2013, $50.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note (“Ergon Paline Note”) with Ergon Terminaling, Inc (“Ergon Terminaling”) in connection with the closing of the acquisition of all of the membership interests of Paline from Ergon Terminaling. The Ergon Paline Note was subsequently assigned by Ergon Terminaling to Ergon. As of March 31, 2013, $16.7 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately $2.1 million each commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at fixed rate equal to 6.0% per annum.
Term Loan Facility
On April 29, 2011, Delek entered into a $100.0 million term loan credit facility (“Term Loan Facility”) with Israeli Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. On November 7, 2012, in connection with the DKL Offering, the Term Loan Facility was amended to address the effect of the DKL Offering on the security and covenants under the Term Loan Facility. Among other things, the amendment also required a principal prepayment of $15.0 million made on the amendment effective date. As of March 31, 2013, $63.0 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Delek to make four quarterly amortization payments of $1.5 million each commencing June 30, 2011, followed by sixteen quarterly principal amortization payments of $4.0 million each. The Term Loan Facility matures on April 29, 2016, and is secured by (i) all assets of Lion Oil (excluding inventory and accounts receivable), (ii) all of our shares in Lion Oil and (iii) a first priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Interest on the unpaid balance of the Term Loan Facility is computed at a rate per annum equal to the LIBOR Rate or the Reference Rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of March 31, 2013, the weighted average borrowing rate was approximately 5.5%.
Interest-Rate Derivative Instruments
Delek entered into interest rate swap and cap agreements for a total notional amount of $205.0 million. These agreements are intended to economically hedge floating interest rate debt related to our current borrowings. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging (ASC 815), the fair value of the derivatives is recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in 2015 and 2016. The estimated mark-to-market liability associated with our interest rate derivatives, as of March 31, 2013, was $4.1 million.
In accordance with ASC 815, we recorded non-cash income (expense) representing the change in estimated fair value of the interest rate swap and cap agreements of $0.4 million and $(0.2) million for the three months ended March 31, 2013 and 2012, respectively.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment for future transactions.
7. Income Taxes
At March 31, 2013, Delek had unrecognized tax benefits of $0.6 million which, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount was recognized related to unrecognized tax benefits during both the three months ended March 31, 2013 and 2012.

8. Shareholders' Equity

Changes to equity during the three months ended March 31, 2013 are presented below (in millions):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2012	$899.3	$178.7	$1,078.0
Net income	77.5	4.6	82.1
Unrealized loss on cash flow hedges	(0.4)	—	(0.4)
Common stock dividends	(11.9)	—	(11.9)
Distributions to non-controlling interest	—	(2.0)	(2.0)
Equity-based compensation expense	2.0	—	2.0
Exercise of equity-based awards	0.5	—	0.5
Income tax benefit of equity-based compensation expense	2.6	—	2.6
Taxes paid due to the net settlement of equity-based compensation	(1.2)	—	(1.2)
Purchase of common stock	(37.9)	—	(37.9)
Balance at March 31, 2013	$930.5	$181.3	$1,111.8

Dividends

During the three months ended March 31, 2013, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
February 6, 2013	$0.1000	February 26, 2013	March 19, 2013
March 5, 2013	$0.1000	March 26, 2013	April 16, 2013

Stock Repurchase Program
On March 12, 2013, we announced that our Board of Directors had authorized a $75.0 million common stock repurchase program (the “Repurchase Program”). The repurchases are intended to be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend upon prevailing market prices, general economic and market conditions and other considerations. The Repurchase Program does not obligate us to acquire any particular amount of stock and the authorization under the Repurchase Program will expire on December 31, 2013.
Concurrent Stock Repurchase
Pursuant to the Repurchase Program, we repurchased 1,000,000 shares of our common stock directly from Delek Hungary Holding Limited Liability Company, a Hungarian limited liability company and an indirect subsidiary of Delek Group (“Delek Hungary”), concurrently with the closing of the Delek Group Offering (defined and discussed fully in Note 15).  The shares were repurchased at a price equal to the $37.92 per share price paid by the underwriters to Delek Hungary for the shares in the Delek Group Offering.  The repurchase price of $37.9 million was paid out of our available cash on hand.

9. Stock Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
Compensation expense for equity-based awards amounted to $2.0 million ($1.3 million, net of taxes) and $1.2 million ($0.8 million, net of taxes) for the three months ended March 31, 2013 and 2012, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.

As of March 31, 2013, there was $18.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.5 years.
We issued 214,756 and 156,968 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three months ended March 31, 2013 and 2012, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. These withheld shares totaled 158,632 and 2,758 shares during the three months ended March 31, 2013 and 2012, respectively.
Delek Logistics, GP, LLC 2012 Long-Term Incentive Plan
Compensation cost for these awards was not material to the consolidated financial statements for the three months ended March 31, 2013. As of March 31, 2013, there was $8.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 4.7 years.

10. Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding	59,571,744	58,119,573
Dilutive effect of equity instruments	1,073,973	630,501
Weighted average common shares outstanding, assuming dilution	60,645,717	58,750,074
Outstanding common share equivalents totaling 564,700 and 2,202,998 were excluded from the diluted earnings per share calculation for the three months ended March 31, 2013 and 2012, respectively, as these common share equivalents did not have a dilutive effect under the treasury stock method.
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

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of March 31, 2013, we had 373 stores in total, consisting of 202 located in Tennessee, 89 in Alabama, 57 in Georgia, 11 in Arkansas and 8 in Virginia. The remaining 6 stores are located in Kentucky and Mississippi. The retail fuel and convenience stores operate under Delek’s MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 61 dealer locations as of March 31, 2013. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $3.0 million and $2.8 million during the three months ended March 31, 2013 and 2012, respectively. Additionally, the refining segment pays crude transportation and storage fees to the logistics segment for the utilization of certain crude pipeline assets. These fees were $11.9 million and $2.4 million during the three months ended March 31, 2013 and 2012, respectively. The refining segment sold finished product and services to the retail and logistics segments in the amount of $54.5 million and $51.3 million, respectively, during the three months ended March 31, 2013 and 2012, respectively. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended March 31, 2013
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,679.8	$448.8	$196.0	$0.1	$2,324.7
Intercompany fees and sales	54.5	—	14.9	(69.4)	—
Operating costs and expenses:
Cost of goods sold	1,501.1	409.3	187.9	(61.3)	2,037.0
Operating expenses	61.7	31.6	5.9	(0.5)	98.7
Segment contribution margin	$171.5	$7.9	$17.1	$(7.5)	189.0
General and administrative expenses					32.6
Depreciation and amortization					22.0
Operating income					$134.4
Total assets	$1,974.5	$435.5	$260.8	$49.2	$2,720.0
Capital spending (excluding business combinations)	$15.3	$5.4	$1.3	$6.0	$28.0

	Three Months Ended March 31, 2012
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,540.5	$445.2	$189.2	$(4.5)	$2,170.4
Intercompany fees and sales	51.3	—	5.2	(56.5)	—
Operating costs and expenses:
Cost of goods sold	1,424.3	407.5	180.9	(57.7)	1,955.0
Operating expenses	49.2	30.4	4.8	—	84.4
Segment contribution margin	$118.3	$7.3	$8.7	$(3.3)	131.0
General and administrative expenses					27.0
Depreciation and amortization					19.0
Operating income					$85.0
Total assets	$1,691.1	$419.9	$232.5	$(50.1)	$2,293.4
Capital spending (excluding business combinations)	$14.7	$3.6	$0.3	$2.1	$20.7

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three months ended March 31, 2013 are as follows (in millions):

	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$848.7	$441.9	$173.5	$27.6	$1,491.7
Less: Accumulated depreciation	(170.3)	(159.1)	(20.8)	(2.0)	(352.2)
Property, plant and equipment, net	$678.4	$282.8	$152.7	$25.6	$1,139.5
Depreciation expense for the three months ended March 31, 2013	$12.0	$6.0	$2.1	$0.8	$20.9
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
OTC commodity swaps, physical commodity purchase and sale contracts and interest rate swaps are generally valued using industry-standard models that consider various assumptions, including quoted forward prices for interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued using quotations provided by brokers based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2013 and December 31, 2012, was as follows (in millions):

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$0.8	$—	$0.8
Interest rate derivatives	—	0.2	—	0.2
Total assets	—	1.0	—	1.0
Liabilities
Commodity derivatives	—	(3.3)	—	(3.3)
Interest rate derivatives	—	(4.3)	—	(4.3)
Total liabilities	—	(7.6)	—	(7.6)
Net liabilities	$—	$(6.6)	$—	$(6.6)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$3.5	$—	$3.5
Liabilities
Commodity derivatives	—	(4.1)	—	(4.1)
Interest rate derivatives	—	(4.7)	—	(4.7)
Total liabilities	—	(8.8)	—	(8.8)
Net liabilities	$—	$(5.3)	$—	$(5.3)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, and where the legal right of offset exists. As of March 31, 2013 and December 31, 2012, $4.9 million and $2.7 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the derivative positions with each counterparty.

13. Derivative Instruments

We use derivatives to reduce normal operating and market risks with the primary objective of reducing the impact of market price volatility on our results of operations. As such, our use of derivatives is aimed at:

•	limiting the exposure to price fluctuations of commodity inventory above or below target levels at each of our segments;

•	managing our exposure to commodity price risk associated with the purchase or sale of crude oil, feedstocks and finished grade fuel products at each of our segments; and

•	limiting the exposure to floating-interest rate fluctuations on our borrowings.
We primarily utilize OTC commodity swaps, generally with maturity dates of less than one year, and interest rate swap and cap agreements to achieve these objectives. OTC commodity swap contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Interest rate swap agreements economically hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate. We do not believe there is any material credit risk with respect to the counterparties to these contracts.
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
The following table presents the fair value of our derivative instruments, as of March 31, 2013 and December 31, 2012. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets (in millions):

		March 31, 2013		December 31, 2012
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$—	$—	$—	$(0.5)
OTC commodity swaps(1)	Other current liabilities	0.8	(3.3)	1.5	(1.6)
Interest rate derivatives	Other long term assets	0.2	—	—	—
Interest rate derivatives	Other long term liabilities	—	(4.3)	—	(4.7)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	—	—	1.8	(1.8)
OTC commodity swaps(1)	Other current liabilities	—	—	0.2	(0.2)
Total gross fair value of derivatives		1.0	(7.6)	3.5	(8.8)
Less: Counterparty netting and cash collateral(2)		(0.8)	(4.1)	3.2	(6.0)
Total net fair value of derivatives		1.8	(3.5)	0.3	(2.8)

(1)
As of March 31, 2013 and December 31, 2012, we had open derivative contracts representing 1,338,000 barrels and 2,134,000 barrels, respectively, of crude oil and refined petroleum products. Of these open contracts, contracts representing 900,000 barrels were designated as hedging instruments as of December 31, 2012. There were no contracts designated as hedging instruments as of March 31, 2013.

(2)
As of March 31, 2013 and December 31, 2012, $4.9 million and $2.7 million, respectively, of cash collateral has been netted with the derivative positions with each counterparty. Included in these amounts is $2.0 million of cash collateral associated with our interest rate derivatives as of both March 31, 2013 and December 31, 2012.

Gains (losses) recognized associated with derivatives not designated as hedging instruments for the three months ended March 31, 2013 and 2012 are as follows (in millions):

		Three Months Ended
Derivative Type	Income Statement Location	2013	2012
OTC commodity swaps	Cost of goods sold	$(4.0)	$(2.1)
Interest rate derivatives	Interest expense	0.4	(0.2)
	Total	$(3.6)	$(2.3)
Gains (losses) on our derivatives designated as cash flow hedging instruments for the three months ended March 31, 2013 and 2012 are as follows (in millions):

	Three Months Ended
	2013	2012
OTC commodity swaps:
Loss recognized in OCI (effective portion)	$—	$—
Gain reclassified from accumulated OCI into cost of goods sold on closed positions (effective portion)	$0.6	$2.8
Loss recognized in cost of goods sold related to ineffectiveness	$—	$(0.1)
For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2013 and 2012. As of December 31, 2012, gains of $0.4 million on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. All of these deferred gains were reclassified into cost of sales the three months ended March 31, 2013. For the three months ended March 31, 2013 and 2012, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting.
14. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters.
A subsidiary of Lion Oil is party to a lawsuit involving a claim brought by a crude oil vendor. This lawsuit was filed in state court prior to the Lion Acquisition and alleges that the Lion Oil subsidiary breached certain of its obligations under five buy/sell agreements to exchange crude oil. The aggregate potential loss in this lawsuit ranges from zero to approximately $14.0 million, plus interest and legal fees. The trial court dismissed the claims against the Lion Oil subsidiary under four of the agreements, the appellate court affirmed the trial court's dismissal and, in April 2013, the state supreme court declined to review the appellate court's decision. An amount was accrued related to this lawsuit as part of the Lion Acquisition.
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
Environmental Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the United States Environmental Protection Agency (the "EPA"), the U.S. Department of Transportation ("DOT")/ Pipeline and Hazardous Materials Safety Administration, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our refineries, terminals, pipelines, USTs and related operations, and may be subject to revocation, modification and renewal.
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

We carried a liability of approximately $11.4 million, as of March 31, 2013, primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for on-going investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of these facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the purchase. We expect approximately $0.9 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.1 million in other current assets and $0.8 million in other non-current assets in our condensed consolidated balance sheet as of March 31, 2013. Approximately $1.6 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of March 31, 2013, the amount accrued for such UST related remediation less than $0.1 million.
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
In 2008, the El Dorado refinery signed a Consent Administrative Order ("CAO") that was in effect through 2009 with the State of Arkansas with regard to wastewater discharges. In conjunction with three other area dischargers, including the city of El Dorado Water Utilities, the El Dorado refinery applied for and was granted a National Pollutant Discharge Elimination System permit for a combined discharge to the Ouachita River. In connection with the CAO, the El Dorado refinery and three other dischargers have designed, are constructing and will jointly operate an approximately 20 mile wastewater pipeline to convey the treated, commingled waste water to the Ouachita River. The U.S. Army Corps of Engineers has issued the required wetlands permits for construction of the pipeline and outfall structure and a lawsuit filed by environmental groups to block the permits has been dismissed by the trial court. We expect the pipeline to be completed in late 2013. The EPA was not a party to the Arkansas CAO and in late 2011 referred an enforcement action to the DOJ with regard to historical and on-going waste water discharges. We are in discussions with the EPA and the DOJ regarding penalties and interim actions and have accrued an amount expected to cover the penalty. We do not believe any such requirements would have a material adverse effect upon our business, financial condition or operations.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter 2010 to partially reduce gasoline benzene levels. However, it is necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits were acquired that cover our 2011 and 2012 obligations, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits. A project to reduce gasoline benzene levels was completed at the El Dorado refinery in June 2011 and credits generated by that refinery in the future can be used to partially meet the Tyler refinery's credit requirement.
Various legislative and regulatory measures to address climate change and greenhouse gas ("GHG") emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as mobile transportation sources. We are not aware of any state or regional initiatives for controlling GHG emissions that would affect our refineries. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. The EPA also has indicated that it intends to regulate refinery GHG emissions from new and existing sources through a New Source Performance Standard ("NSPS"), although there is no firm proposal or date for such regulation.
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
In mid-2012 the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants, although our refineries have not received any associated inquiries or requests for information and are not a party to any associated enforcement action at this time. In September 2012, the EPA finalized revisions to the NSPS for Petroleum Refineries (NSPS Subpart Ja) that primarily affects flares and process heaters. We believe our existing process heaters meet the applicable requirements. Affected flares have three years to comply with the new standard and it is likely the standard will impact the way some flares at our Tyler and El Dorado refineries are designed and/or operated. We are planning capital projects at our refineries related to flare compliance with NSPS Subpart Ja that will be implemented in 2014-2015. The EPA has also announced its intent to further regulate refinery air emissions, through additional NSPS and National Emission Standards for Hazardous Air Pollutants to be proposed in 2013, but the EPA has not released enough information regarding these rules to estimate the potential cost for compliance.
In 2010, the EPA and the DOT's National Highway Traffic Safety Administration ("NHTSA") finalized new standards raising the required Corporate Average Fuel Economy of the nation's passenger fleet by 40% to approximately 35 miles per gallon ("mpg") by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the DOT finalized first-time standards for fuel economy of medium and heavy duty trucks. In September 2012, the EPA and NHTSA finalized rules raising the CAFE and GHG standards for passenger vehicles beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 mpg by 2025. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed below, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at our refineries, as well as at our convenience stores.
The Energy Independence and Security Act of 2007 ("EISA") increased the amounts of renewable fuel required to be blended into domestic transportation fuel supplies by the Energy Policy Act of 2005 to 32 billion gallons by 2022. The Renewable Fuel Standard - 2 rule finalized by the EPA in 2010 to implement EISA, requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 9.2% of combined gasoline and diesel volume in 2012, increasing to 9.6% in 2013 and escalating annually to approximately 18% by 2022. Because the mandate requires specified volumes of biofuels, if the demand for motor fuels decreases in future years even higher percentages of biofuels may be required. Alternatively, credits, called Renewable Identification Numbers ("RINs") can be used instead of physically blending biofuels. The Tyler refinery began supplying a 10% ethanol gasoline blend (E-10) in January 2008 and biodiesel blends in June 2011. The El Dorado refinery completed projects at the truck loading rack in June 2011 to make E-10 available and in July 2012 to make biodiesel blends available. We are implementing additional projects at our refineries and terminals that will allow blending increasing amounts of ethanol and biodiesel into our fuels in future years. We anticipate that in 2013 we will internally generate most if not all the RINs required to meet the obligations of our refineries, including a carryover of 2012 RINs, with a net surplus of biodiesel RINs that may be sold to purchase other RIN categories, if necessary.
In March 2013, the EPA proposed Tier 3 gasoline rules, which are expected to become final by the end of 2013. The proposed Tier 3 rule requires a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm by January 1, 2017. The proposed rule requests comment on retaining the current maximum per-gallon sulfur content of 80 ppm, reducing the cap to 60 ppm or reducing it to 20 ppm. The proposed rule provides a three year waiver period, to January 1, 2020, for small volume refineries that processed less than 75,000 bpd in 2011 and 2012. We believe that both of our refineries would qualify for this proposed waiver but there is no guarantee the proposed waiver provision will become the final rule. If and when the proposed rules apply to our refineries, we anticipate that the Tyler refinery will meet these new limits with only minor operational changes and that a minor capital project may be required for additional sulfur removal capacity at the El Dorado refinery.
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
On March 9, 2013, a release of crude oil was detected within a pumping facility at our Magnolia Station located west of the El Dorado refinery. We estimate that approximately 5,900 barrels of crude oil were released, of which all but approximately 2,650 barrels were contained at the Magnolia Station. Much of the remaining released crude oil reached a nearby small creek. Since detecting the release we have worked to contain the release, coordinating our efforts with the EPA and state authorities to restore the impacted area to the satisfaction of the appropriate regulatory authorities. As of the date of this filing, we believe we have recovered the vast majority of the released crude oil. The release has not impacted the delivery of crude oil from the Magnolia Station to the El Dorado refinery, and there has been no interruption to the operations of the El Dorado Pipeline connected to the Magnolia Station as a result of the release. Based on current information available to us, we estimate the costs, including any potential fines and penalties associated with this event, to be approximately $4.5 million, which are accrued in other current liabilities on our accompanying condensed consolidated balance sheet as of March 31, 2013. We have also recorded a receivable for expected partial reimbursement from our insurance policies, which is included in other current assets on our accompanying condensed consolidated balance sheet as of March 31, 2013. We do not believe the total costs associated with this event will have a material adverse effect upon our business, financial condition or operations.
Vendor Commitments
We maintain an agreement with a significant vendor that requires our retail segment to purchase certain general merchandise exclusively from this vendor over a specified period of time. Additionally, we maintain agreements with certain fuel suppliers that contain terms which generally require our retail segment to purchase predetermined quantities of third-party branded fuel for a specified period of time. In certain fuel vendor contracts, penalty provisions exist if our retail segment does not purchase certain minimum quantities of fuel.
Letters of Credit
As of March 31, 2013, Delek had in place letters of credit totaling approximately $207.7 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment, gasoline and diesel purchases for the logistics segment and fuel for the retail segment. No amounts were drawn by beneficiaries of these letters of credit at March 31, 2013.
15. Related Party Transactions

From the time of our initial public offering in May 2006 through March 20, 2013, Delek Group controlled more than 50% of our voting power. As a result, Delek Group and its controlling shareholder Mr. Itshak Sharon (Tshuva), could, without the consent of our other stockholders, control the election of our directors, influence our corporate and management policies and determine the outcome of any matter or corporate transaction submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Following the Delek Group Offering (defined below) and the Concurrent Stock Repurchase (defined below) on March 20, 2013, Delek Group beneficially owned approximately 36.6% of our outstanding common stock. Because the record date for our 2013 annual meeting of stockholders (“2013 Annual Meeting”) was prior to March 20, 2013, Delek Group controlled more than 50% of the voting power at the 2013 Annual Meeting. Although Delek Group no longer controls more than 50% of the voting power in elections of our directors and other matters submitted to our stockholders for approval following the 2013 Annual Meeting, Delek Group will continue to influence the outcome of stockholder votes on such matters for so long as it controls a significant percentage of our voting power.

Delek Group Offering and Concurrent Stock Repurchase

On March 20, 2013, Delek Hungary completed the sale of 9,000,000 shares of our outstanding common stock in a secondary offering (the “Delek Group Offering”) at a price to the public of $39.50 per share. The price paid to Delek Hungary by the underwriters in the offering, net of underwriting discounts and commissions, was $37.92 per share, for total proceeds to Delek Hungary of $341.3 million from the Delek Group Offering. Additionally, pursuant to the Repurchase Program, on March 12, 2013, we entered into a stock repurchase agreement with Delek Hungary to repurchase 1,000,000 shares of our common stock concurrently with the closing of the Delek Group Offering (the “Concurrent Stock Repurchase”), directly from Delek Hungary in a private, non-underwritten transaction at a price per share of $37.92, which was equal to the price paid by the underwriters to Delek Hungary for the shares in the Delek Group Offering. The total purchase price of the Concurrent Stock Repurchase was $37.9 million, which was paid out of our available cash on hand at the closing of the Concurrent Stock Repurchase on March 20, 2013. The terms and conditions of the stock repurchase agreement and the Concurrent Stock Repurchase were reviewed, negotiated and approved by the Audit Committee of our Board of Directors, which is composed entirely of independent directors who are unaffiliated with Delek Group.
In connection with the initial public offering of our Common Stock in 2006, we entered into a Registration Rights Agreement dated April 17, 2006, with Delek Group. Pursuant to this agreement, Delek Group and its affiliates have certain demand registration rights to cause us to effect up to three registrations of our securities through registration statements on Form S-3 for the purpose of allowing Delek Group and its affiliates to conduct secondary offerings of our securities. The Delek Group Offering was conducted pursuant to these demand registration rights under the registration rights agreement, which also requires that we pay certain enumerated expenses of the registration in connection with such offerings. Similarly, certain expenses associated with the

Concurrent Stock Repurchase were also deemed to constitute registration expenses that are subject to our payment obligations under the registration rights agreement.
Delek has a management and consulting agreement with Delek Group, pursuant to which key management personnel of Delek Group provide management and consulting services to Delek, including matters relating to long-term planning, operational issues and financing strategies. The agreement had an initial term of one year and continued thereafter until either party terminates the agreement upon 30 days’ advance notice. As compensation, the agreement provides for payment to Delek Group of $125 thousand per calendar quarter payable within 90 days of the end of each quarter and reimbursement for reasonable out-of-pocket costs and expenses incurred. An amended and restated management and consulting agreement was executed with Delek Group in the second quarter 2011. Under the amended agreement, the fee payable to Delek Group increased to $150 thousand per calendar quarter effective April 1, 2011.
16. Subsequent Events
Dividend Declaration
On May 8, 2013, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on June 18, 2013, to shareholders of record on May 28, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the SEC on March 12, 2013. Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products;

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	our ability to execute our strategy of growth through acquisitions and transactional risks in acquisitions;

•	diminishment of value in long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement and turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and in our other filings with the SEC.
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
Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) refining (2) logistics and (3) retail. Our refining segment operates independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude distillation capacity of 140,000 barrels per day ("bpd"). Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for our refining segment, as well as third parties. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 373 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.
On November 7, 2012, Delek Logistics Partners, LP ("Delek Logistics"), then a wholly owned indirect subsidiary of Delek, closed its initial public offering (the "DKL Offering") of 9,200,000 common units. We currently own a 60.4% limited partner interest in Delek Logistics, the entire 2.0% general partner interest and all of the income distribution rights. Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with the DKL Offering and included certain assets formerly owned, or used by certain of our subsidiaries. A substantial majority of Delek Logistics' assets are currently integral to Delek's refining and marketing operations.
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
For our Tyler refinery, we compare our per barrel refining margin to a well established industry metric, the U.S. Gulf Coast 5-3-2 crack spread (“Gulf Coast crack spread”). The Gulf Coast crack spread is used as a benchmark for measuring a refining margin by measuring the difference between the price of light products and crude oil. It represents the approximate gross margin resulting from processing one barrel of crude oil into three-fifths of a barrel of gasoline and two-fifths of a barrel of high sulfur diesel. We calculate the Gulf Coast crack spread using the market value of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the first month futures price of light sweet crude oil on the NYMEX. U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline is a grade of gasoline commonly marketed as Regular Unleaded at retail locations. U.S. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra low sulfur diesel) are priced. The NYMEX is the commodities trading exchange where contracts for the future delivery of petroleum products are bought and sold.
As of the date of this Quarterly Report on Form 10-Q, we do not have sufficient historical operating data to identify a reasonable refined product margin benchmark that would accurately portray the historical refined product margins at the El Dorado refinery. We anticipate that the quantities and varieties of crude oil processed and products manufactured at the El Dorado refinery may vary, when compared to those crudes processed and products produced under the prior owner. As a result, past results may not be reflective of future performance.
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
Recent Developments
Crude Supply Update
In our refining segment, we continued to improve crude supply flexibility by increasing pipeline access to Midland sourced crude supplies. Improved pipeline access began at the Tyler refinery in April 2013, allowing access to 52,000 bpd of Midland sourced crude. The El Dorado refinery began receiving 20,000 barrels per day of Midland sourced crude through increased pipeline access in May 2013 and this amount is expected to increase toward 35,000 barrels per day in June. By June, the combination of these changes will increase Midland sourced crude in our refinery system by approximately 42,000 barrels per day and is expected to replace crude sources that are currently more expensive.
In addition to improved pipeline access, construction of a new rail facility with two off-loading racks at the El Dorado refinery has been completed. The offloading capacity of these racks is approximately 12,000 bpd of heavy crude or up to 25,000 bpd of light crude. In addition, a third party rail facility adjacent to the El Dorado refinery can offload up to 20,000 bpd of light crudes. These facilities give the El Dorado refinery the ability to receive primarily Canadian, Bakken, Eagleford, Cushing and other cost advantaged crude by rail. The combination of improved pipeline access and increased rail supplied crude will allow the El Dorado refinery to operate at capacity without relying on Gulf Coast crude supplies.
Return to Shareholders
Dividends
On May 8, 2013, our Board of Directors authorized an increase to our regular quarterly dividend to $0.15 per share, a 50% increase from the previous quarterly dividend of $0.10 per share.

Stock Repurchase Program

On March 12, 2013, we announced that our Board of Directors had authorized a $75.0 million common stock repurchase program (the “Repurchase Program”). The repurchases are intended to be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend upon prevailing market prices, general economic and market conditions and other considerations. The Repurchase Program does not obligate us to acquire any particular amount of stock and the authorization under the Repurchase Program will expire on December 31, 2013.

Delek Group Offering and Concurrent Stock Repurchase

At December 31, 2012, Delek Group Ltd., a conglomerate that is domiciled and publicly traded in Israel (“Delek Group”), through Delek Hungary Holding Limited Liability Company, a Hungarian limited liability company and indirect subsidiary of Delek Group (“Delek Hungary”) beneficially owned approximately 52.8% of our outstanding common stock.

On March 20, 2013, Delek Hungary, completed the sale of 9,000,000 shares of our outstanding common stock in a secondary offering (the “Delek Group Offering”) at a price to the public of $39.50 per share. The price paid to Delek Hungary by the underwriters in the offering, net of underwriting discounts and commissions, was $37.92 per share, for total proceeds to Delek Hungary of $341.3 million from the Delek Group Offering. Additionally, pursuant to the Repurchase Program, on March 12, 2013, we entered into a stock repurchase agreement with Delek Hungary to repurchase 1,000,000 shares of our common stock concurrently with the closing of the Delek Group Offering (the “Concurrent Stock Repurchase”), directly from Delek Hungary in a private, non-underwritten transaction at a price per share of $37.92, which was equal to the price paid by the underwriters to Delek Hungary for the shares in the Delek Group Offering. The total purchase price of the Concurrent Stock Repurchase was $37.9 million, which was paid out of our available cash on hand at the closing of the Concurrent Stock Repurchase on March 20, 2013. The terms and conditions of the stock repurchase agreement and the Concurrent Stock Repurchase were reviewed, negotiated and approved by the Audit Committee of our Board of Directors, which is composed entirely of independent directors who are unaffiliated with Delek Group.

Transition from Controlled Company Status

From the time of our initial public offering in May 2006 through March 20, 2013, Delek Group controlled more than 50% of our voting power. As a result, Delek Group and its controlling shareholder Mr. Itshak Sharon (Tshuva), could, without the consent of our other stockholders, control the election of our directors, influence our corporate and management policies and determine the outcome of any matter or corporate transaction submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Following the Delek Group Offering and the Concurrent Stock Repurchase on March 20, 2013, Delek Group beneficially owned approximately 36.6% of our outstanding common stock. As the record date for our 2013 annual meeting of stockholders (“2013 Annual Meeting”) was prior to March 20, 2013, Delek Group controlled more than 50% of the voting power at the 2013 Annual Meeting. Although Delek Group no longer controls more than 50% of the voting power in elections of our directors and other matters submitted to our stockholders for approval following the 2013 Annual Meeting, Delek Group will continue to influence the outcome of stockholder votes on such matters for so long as it controls a significant percentage of our voting power.
As a result of Delek Group controlling more than 50% of our voting power, our Board of Directors had determined that we were a “controlled company” for purposes of the NYSE Listed Company Manual. At times we have relied on exemptions available to us as a “controlled company” from certain requirements of the NYSE Listed Company Manual relating to the independence of our directors and the structure and composition of the committees of our Board of Directors. Upon the completion of the Delek Group Offering and the Concurrent Stock Repurchase, our Board of Directors determined that we were no longer a "controlled company" for purposes of the NYSE Listed Company Manual. Accordingly, effective March 20, 2013, our Board of Directors effected changes to the structure and membership of its committees to comply fully with the provisions of the NYSE Listed Company Manual.

Beacon Acquisition

On January 10, 2013, we purchased a biodiesel facility, including the real property and other related assets involved in the production of biodiesel fuels and related activities from Beacon Energy (Texas) Corp (the "Beacon Acquisition"). The aggregate purchase price was approximately $6.6 million, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.

Payment Card Security Breach
We experienced a security breach by third-party hackers that may have compromised the credit/debit card information of certain of our retail segment customers. The incident involved credit/debit card payments for transactions at certain retail locations between March 19-25, 2013, April 14-15, 2013 and April 20-21, 2013. We are working with computer forensics investigation firms, payment card associations and law enforcement, including, without limitation, the Federal Bureau of Investigation's Joint Cyber Crime Task Force, to determine what happened and the extent of the information that may have been compromised. At this time, we cannot determine or estimate the extent of any potential losses related to this breach. However, we do not believe that this incident will have a material, adverse effect on our financial position or results of operations.
Economic Overview
Consolidated net income for the first quarter 2013 was $77.5 million, or $1.28 per diluted share, compared to $46.2 million, or $0.79 per diluted share, in the same period last year. The first quarter 2013 results benefited from a strong performance in all three operating segments.
Refining Segment
Refining segment contribution margin increased to $171.5 million in the first quarter 2013, versus $118.3 million in the first quarter 2012. In the first quarter 2013 and 2012, the refining segment operated at a combined average utilization rate of 83.2% and 88.1%, respectively, and produced a combined 91.1% and 88.6% light products, respectively. The refining segment margin benefited from improved market conditions as the benchmark Gulf Coast crack spread averaged $26.68 per barrel in the first quarter 2013, compared to $23.87 during first quarter 2012. In addition, refining segment margins also benefited as the West Texas Intermediate (WTI) Midland crude discount to WTI Cushing expanded to $7.80 per barrel in the first quarter 2013 from $1.48 per barrel in the prior year period.
The Tyler refinery produced approximately 97.0% light products in the first quarter 2013 and 96.2% in the first quarter 2012. The Tyler refinery's refining margin was $25.26 per barrel sold in the first quarter 2013, compared to $19.57 per barrel sold in the first quarter 2012. The increase in refining margin was primarily attributable to Tyler refinery benefiting from an elevated Gulf Coast crack spread and access to cost advantaged feedstocks, including WTI crude oil, which comprised a majority of the refinery's overall crude slate.
The Tyler refinery operated at 88% of capacity in the first quarter 2013, versus 85% in the first quarter 2012. The Tyler refinery sold 58,523 bpd in the first quarter 2013, a 3.0% increase versus the comparable period of 2012. The increase in sales volume at the refinery was supported by strong demand for finished products.
In the first quarter 2013 and 2012, the El Dorado refinery operated at an average utilization rate of 79.9% and 90.7%, respectively. El Dorado's low utilization rate in the first quarter 2013 was due to the temporary suspension of crude oil deliveries from a supplier's pipeline. The El Dorado refinery produced 85.8% and 83.1% light products in the first quarters 2013 and 2012, respectively. The El Dorado refining margin was $14.41 per barrel sold during the first quarter 2013, compared to $8.76 per barrel sold during the first quarter 2012.
Retail Segment
Retail segment contribution margin increased to $7.9 million in the first quarter 2013, versus $7.3 million in the first quarter 2012. Retail fuel margin was $0.145 per gallon in the first quarter 2013, versus $0.121 in the prior-year period. Fuel margins benefited from improved economics associated with the blending of biofuels and ethanol. Same-store retail fuel gallons sold increased 1.7% in the first quarter 2013 when compared to the same period of 2012. Same-store merchandise sales decreased 4.7% in the first quarter 2013. At the conclusion of the first quarter 2013, the retail segment operated 373 locations, versus 375 locations in the prior-year period.
In the first quarter 2013, we completed the construction of two new retail stores and expect to open an additional four stores in the second quarter 2013. We also completed remodeling 24 retail locations in the first quarter 2013.
Logistics Segment
Logistics segment contribution margin increased to $17.1 million in the first quarter 2013, versus $8.7 million in the first quarter 2012, primarily due to higher margins achieved in our west Texas operations. Total west Texas sales volumes increased 7.6% to 16,555 bpd in the first quarter 2013, versus 15,383 bpd in the prior-year period, as regional demand trends for distillate products remained strong in the period.

Market Trends
Our results of operations are significantly affected by the cost of the commodities that we purchase, process, produce and sell. Sudden change in petroleum prices is our primary source of market risk. Historically, our profitability has been affected by the volatility of commodity prices, including crude oil and refined products.
We continually experience volatility in the energy markets. The price of WTI ranged from a high of $97.94 per barrel to a low of $90.12 per barrel during the first three months of 2013 and averaged $94.41 and $102.88 per barrel, respectively, in the first three months of 2013 and 2012. The Gulf Coast crack spread ranged from a high of $37.07 per barrel to a low of $19.60 per barrel during the first three months of 2013 and averaged $26.68 per barrel during the first three months of 2013 compared to an average of $23.87 in the same period of 2012.
The differential between the price of WTI crude oil and competing benchmark crudes such as Brent crude, remained wide during the first three months of 2013, when compared to recent levels. The price of WTI held an average discount of $18.24 per barrel when compared to Brent crude during the first quarter 2013, compared to a discount of $15.39 per barrel in the comparable period of 2012. We believe the price differential between WTI and other benchmarked crude experienced over the last two years is attributable to increased crude oil supply in the Mid-Continent region that has outpaced the development of energy infrastructure required to transport these volumes. Energy infrastructure development is presently underway in the Mid-Continent region and, as new pipelines and rail capabilities are added, we expect the crude oil price differential to narrow over time. However, in the first quarter of 2013, as a result of these price differentials, inland refiners, like us, with access to discounted WTI or similarly priced crudes were competitively advantaged versus refiners in predominantly coastal markets.  Our Tyler and El Dorado refineries both had access to discounted WTI and WTI-linked crudes during the first three months of 2013. During the next three months, we expect to increase the volume of west Texas sourced crude being supplied to both of our refineries through improved pipeline access.
As part of our overall business strategy, management determines the cost to store crude, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude or other intermediate feedstocks based on various factors, including the crude pricing market in the Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude vendors, and any other factors which may impact the costs of crude. During the first three months of 2013, crude inventories increased as compared to the end of 2012, due to line fill associated with various new and existing crude supply pipelines.
Seasonality
Demand for gasoline, convenience merchandise and asphalt products is generally lower during the winter months due to seasonal decreases in motor vehicle traffic and road and home construction. Additionally, varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. As a result, our operating results are generally lower during the first and fourth quarters of the year.
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2013, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the year ended December 31, 2012, we believe our critical accounting polices include the following: (i) determining our inventory using the LIFO valuation method, (ii) evaluating impairment for property, plant and equipment and definite life intangibles, (iii) valuing goodwill and potential impairment, and (iv) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Summary Financial and Other Information
The following table provides summary financial data for Delek:

	Three Months Ended
Statement of Operations Data	March 31,
	2013	2012
	(In millions, except share and per share data)
Net sales:
Refining	$1,734.3	$1,591.8
Logistics	210.9	194.4
Retail	448.8	445.2
Other	(69.3)	(61.0)
Total	2,324.7	2,170.4
Operating costs and expenses:
Cost of goods sold	2,037.0	1,955.0
Operating expenses	98.7	84.4
General and administrative expenses	32.6	27.0
Depreciation and amortization	22.0	19.0
Total operating costs and expenses	2,190.3	2,085.4
Operating income	134.4	85.0
Interest expense	9.2	12.4
Interest income	(0.1)	—
Total non-operating expenses	9.1	12.4
Income before taxes	125.3	72.6
Income tax expense	43.2	26.4
Net income	82.1	46.2
Net income attributed to non-controlling interest	4.6	—
Net income attributable to Delek	$77.5	$46.2
Basic earnings per share	$1.30	$0.79
Diluted earnings per share	$1.28	$0.79
Weighted average common shares outstanding:
Basic	59,571,744	58,119,573
Diluted	60,645,717	58,750,074

	Three Months Ended March 31,
	2013	2012
Cash Flow Data:
Cash flows provided by operating activities	$81.5	$45.6
Cash flows used in investing activities	(34.6)	(44.0)
Cash flows (used in) provided by financing activities	(55.7)	7.6
Net (decrease) increase in cash and cash equivalents	$(8.8)	$9.2

	Three Months Ended March 31, 2013
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,679.8	$448.8	$196.0	$0.1	$2,324.7
Intercompany fees and sales	54.5	—	14.9	(69.4)	—
Operating costs and expenses:
Cost of goods sold	1,501.1	409.3	187.9	(61.3)	2,037.0
Operating expenses	61.7	31.6	5.9	(0.5)	98.7
Segment contribution margin	$171.5	$7.9	$17.1	$(7.5)	189.0
General and administrative expenses					32.6
Depreciation and amortization					22.0
Operating income					$134.4
Total assets	$1,974.5	$435.5	$260.8	$49.2	$2,720.0
Capital spending (excluding business combinations)	$15.3	$5.4	$1.3	$6.0	$28.0

	Three Months Ended March 31, 2012
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,540.5	$445.2	$189.2	$(4.5)	$2,170.4
Intercompany fees and sales	51.3	—	5.2	(56.5)	—
Operating costs and expenses:
Cost of goods sold	1,424.3	407.5	180.9	(57.7)	1,955.0
Operating expenses	49.2	30.4	4.8	—	84.4
Segment contribution margin	$118.3	$7.3	$8.7	$(3.3)	131.0
General and administrative expenses					27.0
Depreciation and amortization					19.0
Operating income					$85.0
Total assets	$1,691.1	$419.9	$232.5	$(50.1)	$2,293.4
Capital spending (excluding business combinations)	$14.7	$3.6	$0.3	$2.1	$20.7

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2013 versus the Three Months Ended March 31, 2012
In the first quarters of 2013 and 2012, we generated net sales of $2,324.7 million and $2,170.4 million, respectively, an increase of $154.3 million, or 7.1%. The increase in net sales was primarily due to increases in sales volumes in all three operating segments in the first quarter 2013, compared to the same period in 2012, which were partially offset by decreases in retail fuel prices in our retail segment.
Cost of goods sold was $2,037.0 million for the first quarter 2013 compared to $1,955.0 million for the first quarter 2012, an increase of $82.0 million, or 4.2%. The increase in cost of goods sold primarily resulted from the increases in sales volumes in all three operating segments. The increase was partially offset by decreases in the cost of crude oil and refined products across all three segments.
Operating expenses were $98.7 million for the first quarter 2013 compared to $84.4 million for the first quarter 2012, an increase of $14.3 million, or 16.9%. The increase in operating expenses was primarily due to an increase in repairs and maintenance expenses in both the refining and logistics segments. During the first quarter 2013, both the Tyler and El Dorado refineries underwent necessary planned maintenance activities to maximize production capabilities heading into the summer months. Additionally, repairs and maintenance expenses were incurred in connection with the logistics segment's Magnolia Station crude oil release that occurred in March 2013. Further contributing to the increase was increased salaries, advertising and lease expenses at the retail segment.
General and administrative expenses were $32.6 million and $27.0 million for the first quarter 2013 and 2012, respectively, an increase of $5.6 million, or 20.7%. The increase in general and administrative expenses was primarily due to an increase in salaries and outside services for the first quarter 2013, as compared to the same period of 2012. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $22.0 million for the first quarter 2013 compared to $19.0 million for the first quarter 2012, an increase of $3.0 million, or 15.8%. This increase was primarily due to the addition of depreciation associated with the Nettleton assets, acquired in the first quarter 2012.
Interest expense was $9.2 million for the first quarter 2013 compared to $12.4 million for the first quarter 2012, a decrease of $3.2 million, or 25.8%. The decrease was primarily attributable to decreases in interest costs under our credit facilities due to changes in debt utilization and interest rates thereunder and by favorable mark-to-market impact of our interest rate hedges.
Income tax expense was $43.2 million for the first quarter 2013, compared to $26.4 million for the first quarter 2012, an increase of $16.8 million, or 63.6%. Our effective tax rate was 34.5% for the first quarter 2013, compared to 36.4% for the first quarter 2012. The decrease in our effective tax rate in the first quarter 2013 was primarily due to the reduction in taxable income associated with the minority interest in Delek Logistics.
Operating Segments
We review operating results in three reportable segments: refining, logistics and retail.
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended March 31,
	2013	2012
Tyler Refinery
Days operated in period	90	91
Total sales volume (average barrels per day)(1)	58,523	56,840
Products manufactured (average barrels per day):
Gasoline	33,690	31,106
Diesel/Jet	22,007	19,998
Petrochemicals, LPG, NGLs	1,531	2,101
Other	1,762	2,102
Total production	58,990	55,307
Throughput (average barrels per day):
Crude oil	52,604	50,835
Other feedstocks	7,392	4,690
Total throughput	59,996	55,525
Per barrel of sales(3):
Tyler refining margin(4)	$25.26	$19.57
Direct operating expenses(5)	$5.72	$5.17

	Three Months Ended March 31,
	2013	2012
El Dorado Refinery
Days operated in period	90	91
Total sales volume (average barrels per day)(2)	76,327	82,044
Products manufactured (average barrels per day):
Gasoline	32,027	32,802
Diesel	24,074	29,619
Petrochemicals, LPG, NGLs	1,418	1,418
Asphalt	8,580	6,380
Other	925	6,623
Total production	67,024	76,842
Throughput (average barrels per day):
Crude oil	63,908	72,536
Other feedstocks	4,172	5,678
Total throughput	68,080	78,214
Per barrel of sales(3):
El Dorado refining margin(4)	$14.41	8.76
Direct operating expenses(5)	$4.51	3.01
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$94.41	$102.88
Mars crude oil (per barrel)	$109.07	115.08
US Gulf Coast 5-3-2 crack spread (per barrel)	$26.68	$23.87
US Gulf Coast Unleaded Gasoline (per gallon)	$2.80	$2.95
Ultra low sulfur diesel (per gallon)	$3.09	$3.16
Natural gas (per MMBTU)	$3.49	$2.44
_____________________________

(1)
Sales volume includes 1,271 bpd and 423 bpd, respectively, sold to the logistics segment during the three months ended March 31, 2013 and 2012. Sales volume also includes sales of 389 bpd and 587 bpd, respectively, of intermediate products.

(2)	Sales volume includes 3,138 bpd and 3,439 bpd, respectively, sold to the retail segment during the three months ended March 31, 2013 and 2012.

(3)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) divided by the total barrels sold during the period.

(4)	“Refining margin” is defined as refinery net sales less cost of goods sold.

(5)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.
Comparison of the Three Months Ended March 31, 2013 versus the Three Months Ended March 31, 2012
Contribution margin for the refining segment in the first quarter 2013 was $171.5 million, or 90.7% of our consolidated contribution margin, compared to $118.3 million, or 90.3% of our consolidated segment contribution margin in the first quarter 2012. The increase to the refining segment contribution margin was primarily attributable to the increased margins at both the Tyler and El Dorado refineries, as compared to the same period in 2012.
Net sales for the refining segment were $1,734.3 million for the first quarter 2013 compared to $1,591.8 million for the first quarter 2012, an increase of $142.5 million, or 9.0%. The increase was primarily due to a 3.0% increase in total sales volume at the Tyler refinery and an increase in buy/sell activity at the El Dorado refinery. During the first quarters 2013 and 2012, respectively, the refining segment sold $54.5 million and $51.3 million, or 3,138 bpd and 3,439 bpd, of finished product to the logistics and retail segments. These sales are eliminated in consolidation.

Cost of goods sold for the first quarter 2013 was $1,501.1 million compared to $1,424.3 million for the first quarter 2012, an increase of $76.8 million, or 5.4%. This increase is a result of the increase in sales volume at the Tyler refinery and increased buy/sell activity at the El Dorado refinery, partially offset by a decrease in the cost of crude oil at both refineries.
Our refining segment has multiple service agreements with our logistics segment which, among other things, requires the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $11.9 million and $2.4 million during the first quarters 2013 and 2012, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses were $61.7 million for the first quarter 2013 compared to $49.2 million for the first quarter 2012, an increase of $12.5 million, or 25.4%. The increase in operating expense was primarily due to necessary planned maintenance activities during the first quarter 2013 at both the Tyler and El Dorado refineries, in order to maximize production capabilities heading into the summer months. Additionally, the refining segment reimbursed the logistics segment for certain expenses incurred in connection with the logistics segment's Magnolia Station crude oil release that occurred in March 2013.
Logistics Segment
The table below sets forth certain information concerning our logistics segment operations:

	Three Months Ended March 31,
	2013	2012
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	53,086	53,528
West Texas wholesale marketing throughputs (average bpd) (2)	16,555	15,383
West Texas wholesale marketing margin per barrel	$3.69	$2.24
Terminalling throughputs (average bpd) (3)	13,836	18,059
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	45,018	52,969
Refined products pipelines to Enterprise Systems	43,359	46,823
SALA Gathering System	22,130	19,710
East Texas Crude Logistics System	51,147	50,388
_____________________________

(1)	Excludes jet fuel and petroleum coke

(2)	Excludes bulk ethanol and biodiesel

(3)	Consists of terminalling throughputs at our Memphis and Nashville, Tennessee terminals.
Comparison of the Three Months Ended March 31, 2013 versus the Three Months Ended March 31, 2012
Contribution margin for the logistics segment in the first quarter 2013 was $17.1 million, or 9.0% of our consolidated segment contribution margin, compared to $8.7 million, or 6.6% of our consolidated segment contribution margin in the first quarter 2012. The increase in the logistics segment contribution margin was primarily attributable to higher margins achieved on our operations in west Texas in the first quarter 2013 as compared to the first quarter 2012.
Net sales for the logistics segment were $210.9 million in the first quarter 2013 compared to $194.4 million for the first quarter 2012, an increase of $16.5 million, or 8.5%. Total sales volume, excluding bulk biofuels, averaged 16,555 bpd in the first quarter 2013 compared to 15,383 bpd in the first quarter 2012. The average sales price per gallon of gasoline decreased $0.15 per gallon for the first quarter 2013, to $2.85 per gallon from $3.00 per gallon in the first quarter 2012. The average price of diesel remained static at $3.23 per gallon in both the first quarter 2013 and 2012. Net sales included $3.0 million and $2.8 million of net service fees paid by our refining segment to our logistics segment during the first quarter 2013 and 2012, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Additionally, net sales include crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $11.9 million and $2.4 million in the first quarter 2013 and the first quarter 2012, respectively. These fees are eliminated in consolidation.

Cost of goods sold increased $7.0 million, or 3.9%, to $187.9 million in the first quarter 2013, approximating a cost per barrel sold of $125.73. This compares to cost of goods sold of $180.9 million in the first quarter 2012, approximating a cost per barrel sold of $126.43. The increase was primarily attributable to the increase in sales volumes in the west Texas wholesale marketing operations, partially offset by a decrease in the cost per barrel sold.
Operating expenses in the logistics segment were approximately $5.9 million and $4.8 million for the first quarter 2013 and 2012, respectively, an increase of $1.1 million, or 22.9%. The increase in operating expenses was primarily due to a $1.0 million expense incurred in connection with the Magnolia Station crude oil release that occurred in March 2013. Further contributing to the increase were increases in repairs and maintenance expense in the first quarter 2013 compared to the first quarter 2012.
Retail Segment
The table below sets forth certain information concerning our retail segment operations:

	Three Months Ended March 31,
	2013	2012
Number of stores (end of period)	373	375
Average number of stores	370	376
Retail fuel sales (thousands of gallons)	97,522	93,706
Average retail gallons per average number of stores (in thousands)	264	249
Retail fuel margin ($ per gallon)	$0.145	$0.121
Merchandise sales (in thousands)	$85,145	$88,886
Merchandise sales per average number of stores (in thousands)	$230	$236
Merchandise margin %	29.3%	29.4%
Credit expense (% of gross margin)	12.5%	12.6%
Operating expense/merchandise sales plus total gallons	16.6%	16.0%
Change in same-store fuel gallons sold	1.7%	0.8%
Change in same-store merchandise sales	(4.7)%	7.6%
Comparison of the Three Months Ended March 31, 2013 versus the Three Months Ended March 31, 2012
Contribution margin for the retail segment increased to $7.9 million, or 4.2% of our consolidated contribution margin, in the first quarter 2013, versus $7.3 million, or 5.6% of our consolidated contribution margin, in the first quarter 2012. This increase was primarily due to higher retail fuel margins in the first quarter 2013, as compared to the first quarter 2012. Fuel margins in the first quarter 2013 benefited from improved economics associated with the blending of biofuels and ethanol.
Net sales for our retail segment in the first quarter 2013 increased 0.8% to $448.8 million from $445.2 million in the first quarter 2012. The increase in net sales was primarily due to an increase in fuel sales volumes, partially offset by a decrease in the retail fuel price per gallon of 2.0% to an average price of $3.46 per gallon in the first quarter 2013 from an average price of $3.53 per gallon in the first quarter 2012. We believe fuel volumes during the first quarter 2013, as compared to the same quarter 2012, were positively impacted by our customer loyalty program.
Retail fuel gallons sold were 97.5 million gallons for the first quarter 2013, compared to 93.7 million gallons for the first quarter 2012. Same-store fuel gallons sold increased 1.7% for the first quarter 2013, compared to the first quarter 2012. Total fuel sales, including wholesale dollars, increased 2.0% to $363.6 million in the first quarter 2013.
Merchandise sales decreased 4.2% to $85.1 million in the first quarter 2013 compared to the first quarter 2012. Same-store merchandise sales decreased 4.7%, primarily due to decreases in the cigarette, beer and general merchandise categories during the first quarter 2013 as compared to the same period in 2012.
Cost of goods sold for our retail segment increased 0.4% to $409.3 million in the first quarter 2013. This increase was primarily due to the increase in fuel sales volumes, partially offset by a decrease in the average retail cost per gallon of 2.6%, or an average cost of $3.32 per gallon in the first quarter 2013 when compared to an average cost of $3.41 per gallon in the first quarter 2012.

Operating expenses were $31.6 million in the first quarter 2013, an increase of $1.2 million, or 3.9%, as compared to the first quarter 2012. This increase was due to an increase in salaries, advertising and lease expenses, partially offset by a decrease in the number of stores operated during the first quarter 2013 as compared to the first quarter 2012.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities and borrowings under our revolving credit facilities. We believe that our cash flows from operations and borrowings under or refinancings of our current credit facilities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Cash Flow Data:
Cash flows provided by operating activities	$81.5	$45.6
Cash flows used in investing activities	(34.6)	(44.0)
Cash flows (used in) provided by financing activities	(55.7)	7.6
Net (decrease) increase in cash and cash equivalents	$(8.8)	$9.2
Cash Flows from Operating Activities
Net cash provided by operating activities was $81.5 million for the three months ended March 31, 2013, compared to $45.6 million for the comparable period of 2012. The increase in cash flows from operations in the first three months of 2013 from the same period in 2012 was primarily due to increases in net income for the three months ended March 31, 2013, to $82.1 million, from $46.2 million in the same period of 2012, and accounts payable and other current liabilities. These were partially offset by an increase in crude inventory attributable to line fill associated with various new and existing crude supply pipelines.
Cash Flows from Investing Activities
Net cash used in investing activities was $34.6 million for the first three months of 2013, compared to $44.0 million in the comparable period of 2012. This decrease is primarily due to the cash paid in connection with both the Nettleton and Big Sandy assets in the first quarter 2012 of $23.3 million, versus cash paid of $6.6 million in the first quarter 2013 Beacon Acquisition. This was partially offset by an increase in capital expenditures in the first three months of 2013, compared to the same period of 2012.
Cash used in investing activities includes our capital expenditures during the current period of approximately $28.0 million, of which $15.3 million was spent on projects in the refining segment, $5.4 million was spent in the retail segment, $1.3 million was spent at our logistics segment and $6.0 million was spent at the holding company level. During the three months ended March 31, 2012, we spent $20.7 million, of which $14.7 million was spent on projects at our refinery, $3.6 million was spent in our retail segment, $0.3 million was spent at our logistics segment and $2.1 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash used in financing activities was $55.7 million in the three months ended March 31, 2013, compared to cash provided of $7.6 million in the comparable period of 2012. The decrease in cash from financing activities is primarily due to the Concurrent Stock Repurchase of $37.9 million in the first quarter 2013, as well as net repayments on our revolving credit facilities of $6.5 million in the first quarter 2013, compared to net proceeds of $27.3 million in the comparable period of 2012.
Cash Position and Indebtedness
As of March 31, 2013, our total cash and cash equivalents were $592.9 million and we had total indebtedness of approximately $350.7 million. Borrowing availability under our four separate revolving credit facilities was approximately $414.0 million and we had letters of credit issued of $207.7 million. We believe we were in compliance with our covenants in all debt facilities as of March 31, 2013.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the three months ended March 31, 2013 were $28.0 million, of which approximately $15.3 million was spent in our refining segment, $5.4 million in our retail segment, $1.3 million in our logistics segment and $6.0 million at the holding company level. Our capital expenditure budget is approximately $158.2 million for 2013. The following table summarizes our actual capital expenditures for the three months ended March 31, 2013 and planned capital expenditures for the full year 2013 by operating segment and major category (in millions):

	Full Year 2013 Forecast	Three Months Ended March 31, 2013
Refining:
Sustaining maintenance, including turnaround activities	$50.1	$4.0
Regulatory	26.2	2.6
Discretionary projects	17.7	8.7
Refining segment total	94.0	15.3
Logistics:
Regulatory	0.5	—
Sustaining maintenance	7.0	0.9
Discretionary projects	1.3	0.4
Logistics segment total	8.8	1.3
Retail:
Sustaining maintenance	5.7	1.1
Growth/profit improvements	8.7	0.4
Retrofit/rebrand/re-image	8.0	2.4
Raze and rebuild/new/land	8.0	1.5
Retail segment total	30.4	5.4
Other:
Growth/profit improvements	$5.0	$2.9
New builds	$20.0	$3.1
Other total	$25.0	$6.0
Total capital spending	$158.2	$28.0
For the full year 2013, we plan to spend approximately $30.4 million in the retail segment, $8.0 million of which is expected to consist of the re-imaging of at least 20 to 26 existing stores. We spent $2.4 million on these projects in the three months ended March 31, 2013. In addition, we plan to spend $8.0 million to begin construction on approximately 8 to10 new prototype locations at existing and new leased sites and $8.7 million on other profit and growth improvements in existing stores in 2013. We expect to spend approximately $26.2 million on regulatory projects in the refining segment in 2013. We spent $2.6 million on regulatory projects in the three months ended March 31, 2013. In addition, we plan to spend approximately $50.1 million on maintenance projects and approximately $17.7 million for other discretionary projects in 2013.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
These disclosures should be read in conjunction with the condensed consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other information presented herein as well as in the "Quantitative and Qualitative Disclosures About Market Risk" section contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
No material changes have occurred in our exposure to market risk since the date of the Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

We rely on information technology systems across our operations, including management of our supply chain, point of sale processing at our retail sites, and various other processes and transactions. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal credit information. In addition, the systems currently used for certain transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put certain payment card data at risk, and these systems are determined and controlled by the payment card industry, and not by us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We have taken the necessary steps to assure the PCI compliance and Data Security Standards are being employed at all our locations. However, compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes. In recent years, several retailers, including us, have experienced data breaches resulting in the exposure of sensitive customer data, including payment card information. For example, our retail segment experienced a security breach in 2013 that may have compromised the payment card information of certain retail customers. Any compromise or breach of our information and payment technology systems could cause interruptions in our operations, damage our reputation, reduce our customers' willingness to visit our sites and conduct business with us or expose us to litigation from customer or sanctions from the PCI.

Also, we inherited information technology systems and controls at our El Dorado refinery that monitor the movement of petroleum products through certain of our pipeline systems. An undetected failure of these systems could result in environmental damage, operational disruptions, regulatory enforcement or private litigation. Further, the failure of any of our systems to operate effectively, or problems we may experience with transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems. In addition, a compromise of our internal data network at any of our refining or terminal locations may have disruptive impacts similar to that of our retail operations. These disruptions could range from inconvenience in accessing business information to a disruption in our refining and/or logistics operations. Cost increases may be incurred in this area to combat the continued escalation of hacking and/or disruptive criminal activity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended March 31, 2013 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2013	—	—	—	—
February 1 - February 28, 2013	—	—	—	—
March 1 - March 31, 2013	1,000,000	$37.92	1,000,000	$37,080,000
Total	1,000,000	$37.92	1,000,000	N/A
(1) On March 12, 2013, we publicly announced that our Board of Directors authorized a stock repurchase program for up to $75.0 million of our common stock. Pursuant to this authorization, we entered into a stock repurchase agreement and, effective March 20, 2013, repurchased 1,000,000 shares of common stock from Delek Hungary in a privately negotiated transaction. The repurchase authorization approved by our Board of Directors expires on December 31, 2013.

Item 5. OTHER INFORMATION
Submission of Matters to a Vote of Security Holders

The following information relates to matters submitted to the stockholders of Delek US Holdings, Inc. at the Annual Meeting held on May 7, 2013.

At the meeting, the following directors were elected by the vote indicated:

Ezra Uzi Yemin
Votes cast in favor:	52,053,171
Votes withheld:	1,250,860
Broker non-votes:	3,200,225
Gabriel Last
Votes cast in favor:	51,459,902
Votes withheld:	1,844,129
Broker non-votes:	3,200,225
Asaf Bartfeld
Votes cast in favor:	34,571,169
Votes withheld:	18,732,862
Broker non-votes:	3,200,225
Shlomo Zohar
Votes cast in favor:	41,760,306
Votes withheld:	11,543,725
Broker non-votes:	3,200,225
Carlos E. Jordá
Votes cast in favor:	41,757,586
Votes withheld:	11,546,445
Broker non-votes:	3,200,225
Charles H. Leonard
Votes cast in favor:	41,762,686
Votes withheld:	11,541,345
Broker non-votes:	3,200,225
Philip L. Maslowe
Votes cast in favor:	52,890,517
Votes withheld:	413,514
Broker non-votes:	3,200,225

The proposal to approve an amendment to our Amended and Restated Certificate of Incorporation to provide that stockholder actions may only be taken at annual or special meetings of stockholders was approved by the vote indicated:

Votes cast in favor:	34,362,412
Votes against:	18,872,826
Abstentions:	58,040
Broker non-votes:	3,210,928

The proposal to approve an amendment to our Amended and Restated Certificate of Incorporation to provide that members of our Board of Directors could be removed with or without cause by a supermajority vote of stockholders was approved by the vote indicated:

Votes cast in favor:	34,432,073
Votes against:	18,804,410
Abstentions:	56,846
Broker non-votes:	3,210,927

The proposal to approve an amendment to our Amended and Restated Certificate of Incorporation to provide that, with certain exceptions, the Court of Chancery of the State of Delaware be the exclusive forum for certain legal actions was approved by the vote indicated:

Votes cast in favor:	37,201,658
Votes against:	16,033,823
Abstentions:	57,849
Broker non-votes:	3,210,926

The proposal to approve an amendment to our Amended and Restated Certificate of Incorporation to provide that our bylaws could be amended only by a supermajority vote of stockholders was approved by the vote indicated:

Votes cast in favor:	33,487,214
Votes against:	19,758,596
Abstentions:	47,521
Broker non-votes:	3,210,925

The proposal to approve an amendment to our Amended and Restated Certificate of Incorporation to provide that certain provisions of our Certificate of Incorporation could be amended only by a supermajority vote of stockholders was approved by the vote indicated:

Votes cast in favor:	33,162,340
Votes against:	20,082,786
Abstentions:	48,203
Broker non-votes:	3,210,927

The proposal to approve the Second Amended and Restated Certificate of Incorporation which will integrate the amendments into our Amended and Restated Certificate of Incorporation as currently in effect was approved by the vote indicated:

Votes cast in favor:	33,963,909
Votes against:	19,279,732
Abstentions:	49,689
Broker non-votes:	3,210,926

The proposal to ratify Ernst & Young LLP as our independent registered public accounting firm for the 2013 fiscal year was approved by the vote indicated:

Votes cast in favor:	56,380,281
Votes against:	69,295
Abstentions:	54,680
Broker non-votes:	—

Amendments to Certificate of Incorporation

As indicated above, on May 7, 2013, at our 2013 Annual Meeting, our stockholders approved proposals to amend our Amended and Restated Certificate of Incorporation to provide that:

•stockholder actions may only be taken at annual or special meetings of stockholders;
•members of our Board of Directors can be removed with or without cause by a supermajority vote of stockholders;
•with certain exceptions, the Court of Chancery of the State of Delaware is the exclusive forum for certain legal actions;
•our bylaws, as may be in effect from time to time, can be amended only by a supermajority vote of stockholders; and

•	certain provisions of our certificate of incorporation, as may be in effect from time to time, can be amended only by a supermajority vote of stockholders.

Our stockholders also approved the proposed Second Amended and Restated Certificate of Incorporation, which integrated these amendments into our Amended and Restated Certificate of Incorporation. The Second Amended and Restated Certificate of Incorporation will be effective upon its filing with the Secretary of State of the State of Delaware.

The text of the Second Amended and Restated Certificate of Incorporation and additional details regarding the amendments are included in our definitive proxy statement for the 2013 Annual Meeting filed with the Securities and Exchange Commission on April 15, 2013. The foregoing description of the amendments and the Second Amended and Restated Certificate of Incorporation is qualified in its entirety by the text of the Second Amended and Restated Certificate of Incorporation.
Changes to the Procedure for Stockholder Nominations of Directors
On March 20, 2013, the Second Amended and Restated Bylaws (the “amended Bylaws”) became effective and replaced our Amended and Restated Bylaws (the “original Bylaws”). The amended Bylaws, among other things, modified the advance notice provision of the original Bylaws as it relates to stockholder nominations of directors. Specifically, the advance notice provision of the amended Bylaws now requires disclosure of derivative positions, hedging transactions, short interests, rights to dividends and other similar positions of any stockholder proposing a director nomination, in order to promote full disclosure of such stockholder's economic interest in Delek.
Dividend Declaration
On May 8, 2013, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on June 18, 2013 to shareholders of record on May 28, 2013.

Yemin Bonus
On May 8, 2013, our Compensation Committee recommended, and our Board of Directors (other than Ezra Uzi Yemin, our Chief Executive Officer) approved, the payment of a cash bonus to Mr. Yemin in the amount of $3,000,000 in recognition of his contribution to our strategic growth and direction, organizational development and financial performance.

Item 6. EXHIBITS

Exhibit No.		Description
3.1		Second Amended and Restated Bylaws of Delek US Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 20, 2013).
10.1	*
Separation of Employment / General Release dated January 18, 2013 by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.15(a) to the Company's Form 10-K filed on March 12, 2013).

10.2	*	Subscription Agreement, dated as of March 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin.
10.3	*	Subscription Agreement, dated as of March 10, 2013, between Delek Logistics GP, LLC and Assaf Ginzburg.
10.4	*	Subscription Agreement, dated as of March 10, 2013, between Delek Logistics GP, LLC and Frederec Green.
10.5
Fourth Amendment dated January 25, 2013 to Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders (incorporated by reference to Exhibit 10.19(d) to the Company's Form 10-K filed on March 12, 2013).

10.6
Stock Repurchase Agreement, dated as of March 12, 2013, between Delek US Holdings, Inc. and Delek Hungary Holding Limited Liability Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 18, 2013).

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
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

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
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 9, 2013

EXHIBIT INDEX

Exhibit No.		Description
3.1		Second Amended and Restated Bylaws of Delek US Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 20, 2013).
10.1	*
Separation of Employment / General Release dated January 18, 2013 by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.15(a) to the Company's Form 10-K filed on March 12, 2013).

10.2	*	Subscription Agreement, dated as of March 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin.
10.3	*	Subscription Agreement, dated as of March 10, 2013, between Delek Logistics GP, LLC and Assaf Ginzburg.
10.4	*	Subscription Agreement, dated as of March 10, 2013, between Delek Logistics GP, LLC and Frederec Green.
10.5
Fourth Amendment dated January 25, 2013 to Financing Agreement dated April 29, 2011 in the principal amount of $100 million between Lion Oil Company as borrower, subsidiaries of Lion Oil Company as guarantors and Israel Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as lenders (incorporated by reference to Exhibit 10.19(d) to the Company's Form 10-K filed on March 12, 2013).

10.6
Stock Repurchase Agreement, dated as of March 12, 2013, between Delek US Holdings, Inc. and Delek Hungary Holding Limited Liability Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 18, 2013).

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
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

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