Form 10-Q
period 2013-06-30
Delek US Holdings, Inc.
filed 2013-08-08
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
At August 2, 2013, there were 60,083,836 shares of common stock, $0.01 par value, outstanding.

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(In millions, except share and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$450.1	$601.7
Accounts receivable	305.1	256.6
Inventory	606.0	477.6
Other current assets	46.5	23.8
Total current assets	1,407.7	1,359.7
Property, plant and equipment:
Property, plant and equipment	1,521.0	1,456.2
Less: accumulated depreciation	(368.9)	(332.0)
Property, plant and equipment, net	1,152.1	1,124.2
Goodwill	72.7	72.7
Other intangibles, net	14.5	16.7
Other non-current assets	35.4	50.4
Total assets	$2,682.4	$2,623.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$580.2	$568.8
Current portion of long-term debt and capital lease obligations	54.3	52.2
Obligation under Supply and Offtake Agreement	325.0	285.2
Accrued expenses and other current liabilities	106.5	92.9
Total current liabilities	1,066.0	999.1
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	239.9	310.0
Environmental liabilities, net of current portion	9.7	10.4
Asset retirement obligations	8.6	8.3
Deferred tax liabilities	184.1	183.2
Other non-current liabilities	25.2	34.7
Total non-current liabilities	467.5	546.6
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 60,057,225 shares and 59,619,548 shares issued at June 30, 2013 and December 31, 2012, respectively	0.6	0.6
Additional paid-in capital	374.7	366.9
Accumulated other comprehensive income	—	0.4
Treasury stock, 1,000,000 shares, at cost	(37.9)	—
Retained earnings	628.5	531.4
Non-controlling interest in subsidiaries	183.0	178.7
Total shareholders’ equity	1,148.9	1,078.0
Total liabilities and shareholders’ equity	$2,682.4	$2,623.7
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions, except share and per share data)
Net sales	$2,247.0	$2,134.2	$4,571.7	$4,304.6
Operating costs and expenses:
Cost of goods sold	2,025.7	1,881.1	4,062.7	3,836.1
Operating expenses	95.3	90.1	194.0	174.5
General and administrative expenses	28.1	24.7	60.7	51.7
Depreciation and amortization	21.6	21.6	43.6	40.6
Other operating income	(1.5)	—	(1.5)	—
Total operating costs and expenses	2,169.2	2,017.5	4,359.5	4,102.9
Operating income	77.8	116.7	212.2	201.7
Interest expense	9.2	12.3	18.4	24.7
Interest income	(0.1)	—	(0.2)	—
Other income, net	(6.7)	—	(6.7)	—
Total non-operating expenses	2.4	12.3	11.5	24.7
Income before income taxes	75.4	104.4	200.7	177.0
Income tax expense	24.4	36.6	67.6	63.0
Net income	51.0	67.8	133.1	114.0
Net income attributed to non-controlling interest	4.4	—	9.0	—
Net income attributable to Delek	$46.6	$67.8	$124.1	$114.0
Basic earnings per share	$0.79	$1.16	$2.09	$1.96
Diluted earnings per share	$0.78	$1.15	$2.06	$1.93
Weighted average common shares outstanding:
Basic	58,925,800	58,239,476	59,246,988	58,178,743
Diluted	59,830,885	59,175,544	60,255,526	58,951,436
Dividends declared per common share outstanding	$0.25	$0.1375	$0.45	$0.265
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Net income attributable to Delek	$46.6	$67.8	$124.1	$114.0
Other comprehensive income:
Net loss on derivative instruments, net of tax benefit of $0.2 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively, and net of ineffectiveness of zero and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.	—	—	(0.4)	(1.8)
Comprehensive income attributable to Delek	$46.6	$67.8	$123.7	$112.2

See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:	(In millions, except per share data)
Net income	$133.1	$114.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.6	40.6
Amortization of deferred financing costs	2.7	2.1
Accretion of asset retirement obligations	0.3	0.5
Deferred income taxes	5.7	8.9
Stock-based compensation expense	5.2	2.7
Income tax benefit of stock-based compensation	(5.0)	(0.5)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(48.5)	7.3
Inventories and other current assets	(150.5)	162.7
Accounts payable and other current liabilities	24.2	(15.4)
Obligation under Supply and Offtake Agreement, net	39.8	(125.2)
Non-current assets and liabilities, net	2.5	(7.2)
Net cash provided by operating activities	53.1	190.5
Cash flows from investing activities:
Business combinations	(5.4)	(23.3)
Purchase of non-controlling interest in subsidiaries	—	(4.1)
Purchases of property, plant and equipment	(64.5)	(50.4)
Proceeds from sales of convenience store assets	0.7	—
Net cash used in investing activities	(69.2)	(77.8)
Cash flows from financing activities:
Proceeds from long-term revolvers	162.2	367.9
Payments on long-term revolvers	(186.2)	(342.3)
Proceeds from term debt	5.4	2.2
Payments on term debt and capital lease obligations	(49.4)	(15.6)
Payments on notes payable to related party	—	(22.0)
Proceeds from exercise of stock options	1.0	1.7
Taxes paid in connection with settlement of stock based compensation	(2.5)	—
Income tax benefit of stock-based compensation	5.0	0.5
Repurchase of common stock	(37.9)	—
Distribution to non-controlling interest	(5.6)	—
Dividends paid	(27.0)	(9.6)
Deferred financing costs paid	(0.5)	(0.3)
Net cash used in financing activities	(135.5)	(17.5)
Net (decrease) increase in cash and cash equivalents	(151.6)	95.2
Cash and cash equivalents at the beginning of the period	601.7	225.9
Cash and cash equivalents at the end of the period	$450.1	$321.1
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.3 million and a nominal amount in the 2013 and 2012 periods, respectively	$15.8	$21.3
Income taxes	$44.1	$11.5
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. ("Holdings") is the sole shareholder or owner of membership interests of Delek Refining, Inc. ("Refining"), Delek Finance, Inc. ("Finance"), Delek Marketing & Supply, LLC ("Marketing"), Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, LLC, Delek Logistics Services Company, MAPCO Express, Inc. ("Express"), MAPCO Fleet, Inc. ("Fleet"), NTI Investments, LLC ("NTI") and GDK Bearpaw, LLC (collectively "we", "our" or "us"). Unless otherwise indicated or the context requires otherwise, the terms "Delek" and "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries.
Our condensed consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics"), a variable interest entity. Because our consolidated subsidiary, Delek Logistics GP, LLC ("Logistics GP") is the general partner of Delek Logistics, we have the ability to direct the activities of Delek Logistics that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are Delek Logistics' primary customer. As Delek Logistics does not derive an amount of gross margin material to us from third parties, there is limited risk to us associated with Delek Logistics' operations. However, in the event that Delek Logistics incurs a loss, our operating results will reflect Delek Logistics' loss, net of intercompany eliminations, to the extent of our ownership interest in Delek Logistics.
Delek is listed on the New York Stock Exchange under the symbol DK. At December 31, 2012, approximately 52.9% of the shares of our common stock were beneficially owned by Delek Group Ltd. (“Delek Group”) located in Natanya, Israel. On March 20, 2013, Delek Group completed the sale of 9,000,000 shares of our outstanding common stock in a secondary offering and the sale of 1,000,000 shares to us. In June 2013, Delek Group sold an additional 2,000,000 shares of our common stock. While no longer controlling more than 50% of our voting power, Delek Group and its controlling stockholder, Mr. Itshak Sharon (Tshuva), will continue to influence the election of our directors, our corporate and management policies (including the declaration of dividends) and the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions, for so long as they control a significant percentage of our voting power. As of June 30, 2013, approximately 33.1% of our outstanding shares were beneficially owned by Delek Group.
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
New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance requiring companies to report, in one place, either on the face of the financial statements or in the notes, information about reclassifications out of accumulated other comprehensive income ("AOCI"). The guidance also requires companies to present current-period reclassifications out of AOCI and other amounts of current-period other comprehensive income ("OCI") separately for each component of OCI on the face of the financial statements or in the notes, whereas companies were previously required to present total changes in AOCI by component on the face of the financial statements or in the notes. For each significant reclassification to net income in its entirety during their reporting period, companies must identify the line item(s) affected in the statement where net income is presented. For any significant reclassifications that are not reclassified directly to net income in their entirety during the reporting period, cross-references to the note where additional details about the effects of the reclassification are disclosed are required. Companies can choose to present this information before tax or after tax, providing they comply with the existing tax disclosure requirements in Statement of Accounting Standards Codification ("ASC") 220, Comprehensive Income. The guidance is effective for interim and annual reporting periods beginning after December 15, 2012, or the first quarter of 2013 for calendar-year companies and should be applied prospectively. The adoption of this guidance did not affect our business, financial position or results of operations.
In July 2012, the FASB issued guidance regarding testing indefinite-lived intangible assets for impairment that gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not materially affect our business, financial position or results of operations.
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
2. Delek Logistics Partners, LP
On November 7, 2012, Delek Logistics, then a wholly owned indirect subsidiary of Holdings, closed its initial public offering (the "DKL Offering") of 9,200,000 common units of limited partnership interests at a price of $21.00 per unit. Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with the DKL Offering and include approximately 400 miles of crude oil transportation pipelines, 16 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 1.7 million barrels of active shell capacity. Delek Logistics also owns or operates five light products terminals and associated pipelines and storage tanks. A substantial majority of Delek Logistics' initial assets are currently integral to our refining and marketing operations. On July 26, 2013, Delek Logistics completed the acquisition of a terminal, storage tanks and related assets adjacent to the Tyler refinery from a subsidiary of Refining (the "Tyler Acquisition"). See Note 16 for additional information.
On March 10, 2013, we granted membership interests in Logistics GP, the general partner of Delek Logistics, to certain executives, consisting of a total 1.4% membership interest in Logistics GP. These interests vested on June 10, 2013. As of June 30, 2013, we owned a 60.3% limited partner interest in Delek Logistics, a 98.6% interest in Logistics GP, which owns the 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek's partnership interest in Delek Logistics includes 2,799,258 common units, 11,999,258 subordinated units and 482,909 general partner units.
We have agreements with Delek Logistics that establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and other matters and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.

With the exception of affiliate balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, as presented below, are included in the consolidated balance sheets of Delek.

	June 30, 2013	December 31, 2012

	(In millions)
ASSETS
Cash and cash equivalents	$27.3	$23.5
Accounts receivable	38.0	27.7
Inventory	15.6	14.4
Other current assets	0.3	0.2
Net property, plant and equipment	151.7	153.5
Goodwill	10.5	10.5
Intangible assets, net	11.9	12.4
Other non-current assets	3.5	3.6
Total assets	$258.8	$245.8
LIABILITIES AND EQUITY
Accounts payable	$31.7	$21.9
Accounts payable to related parties	2.2	10.1
Accrued expenses and other current liabilities	11.3	8.3
Revolving credit facility	90.0	90.0
Asset retirement obligations	1.5	1.4
Other non-current liabilities	8.5	9.7
Equity	113.6	104.4
Total liabilities and equity	$258.8	$245.8

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
$12.3
The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Nettleton, Texas to the Bullard Junction at our refinery in Tyler, Texas (the "Tyler refinery"). Our refining segment pays our logistics segment according to the East Texas Crude Logistics Pipeline and Tankage Agreement. This asset was contributed to Delek Logistics at the time of the DKL Offering.
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
Beacon Acquisition
On January 10, 2013, we purchased a biodiesel facility, including the real property and other related assets involved in the production of biodiesel fuels and related activities from Beacon Energy (Texas) Corp. The aggregate purchase price was approximately $5.4 million, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.
4. Inventory
Refinery inventory consists of crude oil, in-process, refined products and blendstocks which are stated at the lower of cost or market. Cost of inventory for the Tyler refinery is determined under the last-in, first-out (“LIFO”) valuation method. Cost of crude oil, in-process, refined product and feedstock inventories in excess of market value is charged to cost of goods sold. Cost of inventory for the operations of Lion Oil is determined on a first-in, first-out (“FIFO”) basis.
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
Carrying value of inventories consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Refinery raw materials and supplies	$224.2	$155.7
Refinery work in process	57.3	45.5
Refinery finished goods	265.0	217.6
Retail fuel	17.7	19.3
Retail merchandise	26.2	25.1
Logistics refined products	15.6	14.4
Total inventories	$606.0	$477.6
At June 30, 2013 and December 31, 2012, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $37.2 million and $41.4 million, respectively.
Permanent Liquidations
During both the three and six months ended June 30, 2013, we incurred a permanent reduction in a LIFO layer resulting in a liquidation loss in our refinery inventory of a $0.7 million. These liquidations were recognized as a component of cost of goods sold in the three and six months ended June 30, 2013.
During the three and six months ended June 30, 2012, we incurred a permanent reduction in a LIFO layer resulting in a liquidation loss in our refinery finished goods inventory in the amount of $5.9 million and $5.8 million, respectively. These liquidations were recognized as a component of cost of goods sold in the three and six months ended June 30, 2012.
5. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Master Supply and Offtake Agreement (the “Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”). Throughout the term of the Supply and Offtake Agreement, which expires on April 29, 2014, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 barrels per day ("bpd") of crude to our refinery in El Dorado, Arkansas (the "El Dorado refinery"). Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined product from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a payable of $13.7 million as of June 30, 2013 related to this settlement, which is included in accounts payable on the condensed consolidated balance sheet. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third-parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. While title of the inventories will reside with J. Aron, this arrangement will be accounted for as a financing. Delek incurred fees of $2.1 million and $4.2 million during the three and six month periods ended June 30, 2013 and 2012, which are included as a component of interest expense in the condensed consolidated statement of income.
Upon the expiration of the Supply and Offtake Agreement on April 29, 2014 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At June 30, 2013, Delek had 3.4 million barrels of inventory consigned for J. Aron and we have recorded liabilities associated with this consigned inventory of $325.2 million in the condensed consolidated balance sheet.
Each month, J. Aron sets target inventory levels for each product subject to pre-agreed minimum and maximum inventory levels for each product group. At June 30, 2013, we recorded a current receivable of $0.2 million for forward commitments related to the month end actual consignment inventory levels differing from the month end consignment inventory target levels and the associated pricing with these inventory level differences. This amount is netted against the consigned inventory liability and reflected as the obligation under the supply and offtake agreement in the condensed consolidated balance sheets.
6. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	June 30, 2013	December 31, 2012
MAPCO Revolver	$53.0	$77.0
DKL Revolver	90.0	90.0
Reliant Bank Revolver	4.0	4.0
Promissory notes	87.6	123.6
Term Loan Facility	59.0	67.0
Capital lease obligations	0.6	0.6
	294.2	362.2
Less: Current portion of long-term debt, notes payable and capital lease obligations	54.3	52.2
	$239.9	$310.0
MAPCO Revolver
On December 23, 2010, our subsidiary, Express, executed a $200.0 million revolving credit facility (“MAPCO Revolver”) that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO, Fifth Third Bank as Administrative Agent and the lenders party thereto, as amended. As of June 30, 2013, we had $53.0 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $3.4 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At June 30, 2013, the weighted average borrowing rate was approximately 4.0%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2013, this fee was 0.75% per year. Amounts available under the MAPCO Revolver, as of June 30, 2013, were approximately $143.6 million.
Wells ABL
We have an asset-based loan revolving credit facility (“Wells ABL”) that includes an accordion feature which permits an increase in facility size of up to $600.0 million subject to additional lender commitments. In connection with the closing of our acquisition of Lion Oil (the "Lion Acquisition"), Delek executed an amendment to the Wells ABL (the “Wells ABL Amendment”) on April 29, 2011. Under the terms of the Wells ABL Amendment, among other things, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million, (ii) the swing line loan sub-limit was increased from $30.0 million to $40.0 million, (iii) the letter of credit sub-limit was increased from $300.0 million to $375.0 million, (iv) the maturity date of the facility was extended from February 23, 2014 to April 29, 2015, and (v) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Refining and Lion Oil. As of June 30, 2013, we had letters of credit issued under the facility totaling approximately $166.5 million and a nominal amount of outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At June 30, 2013, the weighted average borrowing rate was approximately 4.8%. Additionally, the Wells ABL requires us to pay a quarterly credit utilization fee dependent on the average unused revolving commitment. As of June 30, 2013, this fee was 0.75% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $20.0 million availability reserve requirement, as of June 30, 2013, was $233.5 million.
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
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the “Holdings Note”) and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of June 30, 2013, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on November 7, 2017. Borrowings under the credit facility bear interest at either a base rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At June 30, 2013, the weighted average borrowing rate was approximately 2.0%. Additionally, the DKL Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2013, this fee was 0.25% per year. As of June 30, 2013, Delek Logistics had $90.0 million outstanding borrowings under the credit facility, as well as letters of credit issued of $11.5 million. Amounts available under the DKL Revolver, as of June 30, 2013, were approximately $73.5 million. The DKL Revolver was amended and restated in July 2013. See Note 16 for further information.

Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank (“Reliant Bank Revolver”) that provides for unsecured loans of up to $10.0 million. As of June 30, 2013, we had $4.0 million outstanding under this facility. The Reliant Bank Revolver was amended on June 28, 2012 to (i) extend the maturity date by two years, to June 28, 2014, and (ii) decrease the interest rate for borrowings under the facility to a fixed rate of 5.25%. The Reliant Bank Revolver was further amended on December 12, 2012 to (i) increase the facility size to $10.0 million from $7.5 million and (ii) conform certain changes in the financial covenants to be consistent with the financial covenants amendments made to the Leumi and IDB Notes (as defined below) and Term Loan Facility (as defined below) in connection with the DKL Offering. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of June 30, 2013, the weighted average borrowing rate was approximately 5.25%. As of June 30, 2013, we had $6.0 million available under the Reliant Bank Revolver.
Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million, payable to the order of Bank Leumi USA (“Leumi Note”). In connection with the closing of the Lion Acquisition, the Leumi Note was amended on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the Leumi Note. On November 7, 2012, in connection with the DKL Offering, the Leumi Note was further amended to address the effect of the DKL Offering on the security and covenants under the Leumi Note. Among other things, this amendment extended the maturity date by two years to October 1, 2015, increased the quarterly principal amortization payments from $2.0 million to approximately $2.2 million and required a principal prepayment of $10.0 million made on the amendment effective date. As of June 30, 2013, we had $4.6 million in outstanding borrowings under the Leumi Note. The Leumi Note replaced and terminated promissory notes with Bank Leumi USA in the original principal amounts of $30.0 million and $20.0 million and is secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, (iii) a second priority lien on all assets of Lion Oil that secure the Term Loan Facility discussed below, and (iv) a second priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. The Leumi Note bears interest at the greater of a fixed spread over three-month LIBOR or an interest rate floor of 5.5%. As of June 30, 2013, the weighted average borrowing rate was 5.5%. On July 1, 2013, the remaining outstanding amounts due under the Leumi Note were repaid in full and no obligations remain under the Leumi Note.
On October 5, 2010, Delek entered into two promissory notes, payable to the order of Israel Discount Bank of New York (“IDB”) in the principal amounts of $30.0 million and $20.0 million (collectively, the “IDB Notes”). In connection with the closing of the Lion Acquisition, the IDB Notes were amended and restated on April 29, 2011 to address the effect of the purchase on the security and financial covenants under the notes. On November 7, 2012, in connection with the DKL Offering, the IDB Notes were further amended to address the effect of the DKL Offering on the security and covenants under the IDB Notes. Among other things, the amendments also extended the maturity dates under both notes from December 31, 2013 to October 1, 2015, increased the aggregate quarterly principal amortization payments from $2.0 million to approximately $2.2 million and required an aggregate principal prepayment of $10.0 million made on the amendment effective date. As of June 30, 2013, we had $11.4 million in total outstanding borrowings under the IDB Notes. The IDB Notes replaced and terminated promissory notes with IDB in the original principal amounts of $30.0 million and $15.0 million and are secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, (iii) a second priority lien on all assets of Lion Oil that secure the Term Loan Facility discussed below and (iv) a second priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Both IDB Notes bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.5%. As of June 30, 2013, the weighted average borrowing rate was 5.5% under both IDB Notes.
In 2011, Delek began construction on new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate Notes for each BTS project with Standard Insurance Company (collectively, the “Notes”) varying in size from $1.0 million to $2.1 million. The Notes bear interest at fixed rates, ranging from 5.0% to 6.4%. Each of the Notes is secured by the land, building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, we shall make payments of principal on each respective Note over a ten year term calculated using a 25 year amortization schedule. If any Note is not paid in full after the initial ten year period, we may continue to make monthly payments under the Note, however the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first twenty year period. The final maturity dates of the Notes range from June 1, 2036 to October 1, 2038. As of June 30, 2013, we have entered into 14 Notes related to these BTS projects and we have drawn approximately $17.0 million in total under the Notes.
On April 29, 2011, Delek entered into a $50.0 million promissory note (“Ergon Note”) with Ergon, Inc. (“Ergon”) in connection with the closing of the Lion Acquisition. As of June 30, 2013, $40.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.

On December 19, 2011, Delek entered into a $25.0 million promissory note (“Ergon Paline Note”) with Ergon Terminaling, Inc (“Ergon Terminaling”) in connection with the closing of the acquisition of all of the membership interests of Paline from Ergon Terminaling. The Ergon Paline Note was subsequently assigned by Ergon Terminaling to Ergon. As of June 30, 2013, $14.6 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately $2.1 million each commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at fixed rate equal to 6.0% per annum.
Term Loan Facility
On April 29, 2011, Delek entered into a $100.0 million term loan credit facility (“Term Loan Facility”) with Israeli Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. On November 7, 2012, in connection with the DKL Offering, the Term Loan Facility was amended to address the effect of the DKL Offering on the security and covenants under the Term Loan Facility. Among other things, the amendment also required a principal prepayment of $15.0 million made on the amendment effective date. As of June 30, 2013, $59.0 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Delek to make four quarterly amortization payments of $1.5 million each commencing June 30, 2011, followed by sixteen quarterly principal amortization payments of $4.0 million each. The Term Loan Facility matures on April 29, 2016, and is secured by (i) all assets of Lion Oil (excluding inventory and accounts receivable), (ii) all of our shares in Lion Oil and (iii) a first priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Interest on the unpaid balance of the Term Loan Facility is computed at a rate per annum equal to the LIBOR Rate or the Reference Rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of June 30, 2013, the weighted average borrowing rate was approximately 5.5%.
Interest-Rate Derivative Instruments
Delek entered into interest rate swap and cap agreements for a total notional amount of $205.0 million. These agreements are intended to economically hedge floating interest rate risk related to our current debt. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging (ASC 815), the fair value of the derivatives is recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in 2015 and 2016. The estimated mark-to-market liability associated with our interest rate derivatives, as of June 30, 2013 and December 31, 2012, was $3.3 million and $4.7 million, respectively.
In accordance with ASC 815, we recorded non-cash income (expense) representing the change in estimated fair value of the interest rate swap and cap agreements of $0.8 million and $1.2 million for the three and six months ended June 30, 2013, respectively, and $(0.6) million and $(0.8) million for the three and six months ended June 30, 2012, respectively.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment for future transactions.
7. Income Taxes
At June 30, 2013, Delek had unrecognized tax benefits of $0.6 million which, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount was recognized related to unrecognized tax benefits during both the three and six months ended June 30, 2013 and 2012.

8. Shareholders' Equity

Changes to equity during the six months ended June 30, 2013 are presented below (in millions):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2012	$899.3	$178.7	$1,078.0
Net income	124.1	9.0	133.1
Unrealized loss on cash flow hedges	(0.4)	—	(0.4)
Common stock dividends	(27.0)	—	(27.0)
Distributions to non-controlling interest	—	(5.6)	(5.6)
Equity-based compensation expense	4.3	0.9	5.2
Exercise of equity-based awards	1.0	—	1.0
Income tax benefit of equity-based compensation expense	5.0	—	5.0
Taxes paid due to the net settlement of equity-based compensation	(2.5)	—	(2.5)
Purchase of common stock	(37.9)	—	(37.9)
Balance at June 30, 2013	$965.9	$183.0	$1,148.9

Dividends

During the six months ended June 30, 2013, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
February 6, 2013	$0.1000	February 26, 2013	March 19, 2013
March 5, 2013	$0.1000	March 26, 2013	April 16, 2013
May 8, 2013	$0.1500	May 28, 2013	June 18, 2013
June 20, 2013	$0.1000	July 9, 2013	July 30, 2013

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

9. Stock Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
Compensation expense for equity-based awards amounted to $2.3 million ($1.5 million, net of taxes) and $4.3 million ($2.8 million, net of taxes) for the three and six months ended June 30, 2013 and $1.5 million ($1.0 million, net of taxes) and $2.7 million ($1.8 million, net of taxes) for the three and six months ended June 30, 2012, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of June 30, 2013, there was $25.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.7 years.
We issued 222,921 and 437,677 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three and six months ended June 30, 2013, respectively, and 187,729 and 344,697 during the three and six months ended June 30, 2012, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. These withheld shares totaled 105,341 and 263,973 shares, respectively during the three and six months ended June 30, 2013 and 14,198 and 16,956, respectively, during the three and six months ended June 30, 2012.
Delek Logistics, GP, LLC 2012 Long-Term Incentive Plan
Compensation cost for these awards was $0.9 million for both the three and six months ended June 30, 2013. As of June 30, 2013, there was $8.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 4.5 years.

10. Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding	58,925,800	58,239,476	59,246,988	58,178,743
Dilutive effect of equity instruments	905,085	936,068	1,008,538	772,693
Weighted average common shares outstanding, assuming dilution	59,830,885	59,175,544	60,255,526	58,951,436
Outstanding common share equivalents totaling 1,040,025 were excluded from the diluted earnings per share calculation for both the three and six months ended June 30, 2013 and 1,363,498 and 2,691,860 for the three and six months ended June 30, 2012, respectively, as these common share equivalents did not have a dilutive effect under the treasury stock method.
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

The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through both owned and third-party product terminals and pipelines. The refining segment has a combined nameplate capacity of 140,000 bpd, comprised of the 60,000 bpd Tyler refinery and the 80,000 bpd El Dorado refinery.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of June 30, 2013, we had 370 stores in total, consisting of 202 located in Tennessee, 88 in Alabama, 56 in Georgia, 11 in Arkansas and 8 in Virginia. The remaining 5 stores are located in Kentucky and Mississippi. The retail fuel and convenience stores operate under Delek’s MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 62 dealer locations as of June 30, 2013. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $3.7 million and $6.7 million during the three and six months ended June 30, 2013, respectively, and $3.6 million and $6.4 million during the three and six months ended June 30, 2012, respectively. Additionally, the refining segment pays crude transportation and storage fees to the logistics segment for the utilization of certain crude pipeline assets. These fees were $11.8 million and $23.7 million during the three and six months ended June 30, 2013, respectively, and $2.4 million and $4.8 million during the three and six months ended June 30, 2012, respectively. The refining segment sold finished product and services to the retail and logistics segments in the amount of $127.7 million and $182.2 million, respectively, during the three and six months ended June 30, 2013 and $40.5 million and $91.8 million, respectively, during the three and six months ended June 30, 2012. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended June 30, 2013
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,539.9	$493.9	$212.9	$0.3	$2,247.0
Intercompany fees and sales	128.1	—	17.2	(145.3)	—
Operating costs and expenses:
Cost of goods sold	1,516.7	443.8	207.9	(142.7)	2,025.7
Operating expenses	55.5	34.1	6.0	(0.3)	95.3
Segment contribution margin	$95.8	$16.0	$16.2	$(2.0)	126.0
General and administrative expenses					28.1
Depreciation and amortization					21.6
Other operating income					(1.5)
Operating income					$77.8
Total assets	$1,954.7	$438.8	$258.8	$30.1	$2,682.4
Capital spending (excluding business combinations)	$20.6	$6.7	$1.0	$8.2	$36.5

	Three Months Ended June 30, 2012
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,457.1	$486.6	$193.9	$(3.4)	$2,134.2
Intercompany fees and sales	40.5	—	6.0	(46.5)	—
Operating costs and expenses:
Cost of goods sold	1,307.1	436.7	187.7	(50.4)	1,881.1
Operating expenses	54.0	31.7	4.4	—	90.1
Segment contribution margin	$136.5	$18.2	$7.8	$0.5	163.0
General and administrative expenses					24.7
Depreciation and amortization					21.6
Loss on sale of assets					—
Operating income					$116.7
Total assets	$1,511.1	$416.7	$236.4	$23.8	$2,188.0
Capital spending (excluding business combinations)	$19.3	$7.6	$0.1	$2.7	$29.7

	Six Months Ended June 30, 2013
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$3,219.7	$942.7	$408.9	$0.4	$4,571.7
Intercompany fees and sales	182.6	—	32.1	(214.7)	—
Operating costs and expenses:
Cost of goods sold	3,017.8	853.1	395.8	(204.0)	4,062.7
Operating expenses	117.2	65.7	11.9	(0.8)	194.0
Segment contribution margin	$267.3	$23.9	$33.3	$(9.5)	315.0
General and administrative expenses					60.7
Depreciation and amortization					43.6
Other operating income					(1.5)
Operating income					$212.2
Capital spending (excluding business combinations)	$35.9	$12.1	$2.3	$14.2	$64.5

	Six Months Ended June 30, 2012
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$2,997.6	$931.8	$383.1	$(7.9)	$4,304.6
Intercompany fees and sales	91.8	—	11.2	(103.0)	—
Operating costs and expenses:
Cost of goods sold	2,731.4	844.2	368.6	(108.1)	3,836.1
Operating expenses	103.2	62.1	9.2	—	174.5
Segment contribution margin	$254.8	$25.5	$16.5	$(2.8)	294.0
General and administrative expenses					51.7
Depreciation and amortization					40.6
Loss on sale of assets					—
Operating income					$201.7
Capital spending (excluding business combinations)	$34.0	$11.2	$0.4	$4.8	$50.4

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three and six months ended June 30, 2013 are as follows (in millions):

	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$866.6	$447.0	$174.6	$32.8	$1,521.0
Less: Accumulated depreciation	(181.5)	(161.6)	(22.9)	(2.9)	(368.9)
Property, plant and equipment, net	$685.1	$285.4	$151.7	$29.9	$1,152.1
Depreciation expense for the three months ended June 30, 2013	$11.1	$6.5	$2.1	$0.8	$20.5
Depreciation expense for the six months ended June 30, 2013	$23.1	$12.5	$4.2	$1.6	$41.4
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
Over the Counter ("OTC") commodity swaps, physical commodity purchase and sale contracts and interest rate swaps are generally valued using industry-standard models that consider various assumptions, including quoted forward prices for interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued using quotations provided by brokers based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2013 and December 31, 2012, was as follows (in millions):

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$2.2	$—	$2.2
Interest rate derivatives	—	0.2	—	0.2
Total assets	—	2.4	—	2.4
Liabilities
Commodity derivatives	—	(1.7)	—	(1.7)
Interest rate derivatives	—	(3.5)	—	(3.5)
Total liabilities	—	(5.2)	—	(5.2)
Net liabilities	$—	$(2.8)	$—	$(2.8)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$3.5	$—	$3.5
Liabilities
Commodity derivatives	—	(4.1)	—	(4.1)
Interest rate derivatives	—	(4.7)	—	(4.7)
Total liabilities	—	(8.8)	—	(8.8)
Net liabilities	$—	$(5.3)	$—	$(5.3)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, and where the legal right of offset exists. As of June 30, 2013 and December 31, 2012, $6.3 million and $2.7 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the derivative positions with each counterparty.

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
The following table presents the fair value of our derivative instruments, as of June 30, 2013 and December 31, 2012. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets (in millions):

		June 30, 2013		December 31, 2012
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$2.2	$(1.7)	$—	$(0.5)
OTC commodity swaps(1)	Other current liabilities	—	—	1.5	(1.6)
Interest rate derivatives	Other long term assets	0.2	—	—	—
Interest rate derivatives	Other long term liabilities	—	(3.5)	—	(4.7)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	—	—	1.8	(1.8)
OTC commodity swaps(1)	Other current liabilities	—	—	0.2	(0.2)
Total gross fair value of derivatives		2.4	(5.2)	3.5	(8.8)
Less: Counterparty netting and cash collateral(2)		(2.6)	(3.7)	3.2	(6.0)
Total net fair value of derivatives		5.0	(1.5)	0.3	(2.8)

(1)
As of June 30, 2013 and December 31, 2012, we had open derivative contracts representing 1,872,000 barrels and 2,134,000 barrels, respectively, of crude oil and refined petroleum products. Of these open contracts, contracts representing 900,000 barrels were designated as hedging instruments as of December 31, 2012. There were no contracts designated as hedging instruments as of June 30, 2013.

(2)
As of June 30, 2013 and December 31, 2012, $6.3 million and $2.7 million, respectively, of cash collateral has been netted with the derivative positions with each counterparty. Included in these amounts is $2.0 million of cash collateral associated with our interest rate derivatives as of both June 30, 2013 and December 31, 2012.

Gains (losses) recognized associated with derivatives not designated as hedging instruments for the three and six months ended June 30, 2013 and 2012 are as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	Income Statement Location	2013	2012	2013	2012
OTC commodity swaps	Cost of goods sold	$3.6	$0.3	$(0.6)	$(1.8)
Interest rate derivatives	Interest expense	0.8	(0.6)	1.2	(0.8)
	Total	$4.4	$(0.3)	$0.6	$(2.6)
Gains (losses) on our derivatives designated as cash flow hedging instruments for the three and six months ended June 30, 2013 and 2012 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
OTC commodity swaps:
Loss recognized in OCI (effective portion)	$—	$—	$—	$—
Gain reclassified from accumulated OCI into cost of goods sold on closed positions (effective portion)	$—	$—	$0.6	$2.8
Loss recognized in cost of goods sold related to ineffectiveness	$—	$—	$—	$(0.1)
For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2013 and 2012. As of December 31, 2012, gains of $0.4 million on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. All of these deferred gains were reclassified into cost of sales during the six months ended June 30, 2013. For the three and six months ended June 30, 2013 and 2012, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting.

14. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters.

A subsidiary of Lion Oil is party to a lawsuit involving a claim brought by a crude oil vendor. The lawsuit was filed in state court prior to the Lion Acquisition and alleges that the Lion Oil subsidiary breached certain of its obligations under five buy/sell agreements to exchange crude oil. The claims against the Lion Oil subsidiary under four of the agreements have been dismissed. An amount was accrued related to the lawsuit as part of the Lion Acquisition and, in the second quarter 2013, we reversed the majority of the accrual due to the dismissal of four of the five agreements in dispute. In the three and six months ended June 30, 2013 we recognized a gain of $6.5 million on the reversal, which is included in other income, net, in the accompanying condensed consolidated statements of income. The current potential loss in the lawsuit ranges from zero to approximately $1.5 million, plus interest and legal fees.

We experienced a security breach by third-party hackers that may have compromised the credit/debit card information of certain of our retail segment customers. The incident involved credit/debit card payments for transactions at certain retail locations between March 19-25, 2013, April 14-15, 2013 and April 20-21, 2013 and multiple lawsuits have been brought against us as a result of this incident. Although we are unable to definitively determine the extent of any potential losses related to this breach, we do not believe that this incident will have a material adverse effect on our business, financial position or results of operations.
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
We carried a liability of approximately $11.1 million, as of June 30, 2013, primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for on-going investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of these facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the purchase. We expect approximately $0.9 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.1 million in other current assets and $0.8 million in other non-current assets in our condensed consolidated balance sheet as of June 30, 2013. Approximately $1.4 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of June 30, 2013, the amount accrued for such UST related remediation less than $0.1 million.
Both the Tyler and El Dorado refineries have negotiated consent decrees, referred to as Global Refining Settlements, with the EPA and the United States Department of Justice (the "DOJ") regarding certain Clean Air Act requirements. The State of Arkansas is also a party to the El Dorado refinery consent decree. The El Dorado refinery consent decree was effective in June 2003 and the Tyler refinery consent decree became effective in September 2009. The prior operators of our refineries were responsible for payment of the assessed penalties. All capital projects required by the consent decrees have been completed; however, the consent decrees require certain on-going operational changes and work practices. Although the consent decrees will remain in force for several years, we believe any costs resulting from these changes and compliance with the consent decrees will not have a material adverse effect upon our business, financial condition or results of operations.
In 2008, the El Dorado refinery signed a Consent Administrative Order ("CAO") that was in effect through 2009 with the State of Arkansas with regard to wastewater discharges. In conjunction with three other area dischargers, including the city of El Dorado Water Utilities, the El Dorado refinery applied for and was granted a National Pollutant Discharge Elimination System permit for a combined discharge to the Ouachita River. In connection with the CAO, the El Dorado refinery and three other dischargers have designed, are constructing and will jointly operate an approximately 20 mile wastewater pipeline to convey the treated, commingled waste water to the Ouachita River. The U.S. Army Corps of Engineers has issued the required wetlands permits for construction of the pipeline and outfall structure and a lawsuit filed by environmental groups to block the permits has been dismissed by the trial court. We expect the pipeline to be completed by August 31, 2013. The EPA was not a party to the Arkansas CAO and in late 2011 referred an enforcement action to the DOJ with regard to historical and on-going waste water discharges. On July 15, 2013, the El Dorado refinery and the EPA entered into a consent decree relating to these waste water discharges. The consent decree requires payment of a $0.5 million penalty, which has been previously accrued, completion of the Ouachita River pipeline and certain interim actions. We do not believe any of the consent decree requirements will have a material adverse effect on our business, financial condition or results of operations.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter 2010 to partially reduce gasoline benzene levels. However, it is necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits have been acquired that we believe will be sufficient to cover our obligations through at least 2014, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits. A project to reduce gasoline benzene levels was completed at the El Dorado refinery in June 2011 and credits generated by that refinery in the future can be used to partially meet the Tyler refinery's credit requirement.
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

The Energy Independence and Security Act of 2007 ("EISA") increased the amounts of renewable fuel required to be blended into domestic transportation fuel supplies by the Energy Policy Act of 2005 to 32 billion gallons by 2022. The Renewable Fuel Standard - 2 rule finalized by the EPA in 2010 to implement EISA, requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 9.2% of combined gasoline and diesel volume in 2012, increasing to 9.6% in 2013 and escalating annually to approximately 18% by 2022. Because the mandate requires specified volumes of biofuels, if the demand for motor fuels decreases in future years even higher percentages of biofuels may be required. Alternatively, credits, called Renewable Identification Numbers ("RINs") can be used instead of physically blending biofuels. The Tyler refinery began supplying a 10% ethanol gasoline blend (E-10) in January 2008 and biodiesel blends in June 2011. The El Dorado refinery completed projects at the truck loading rack in June 2011 to make E-10 available and in July 2012 to make biodiesel blends available. We are implementing additional projects at our refineries and terminals that will allow blending increasing amounts of ethanol and biodiesel into our fuels in future years. We anticipate that in 2013 we will internally, through our logistics, retail and refining segments, generate most if not all the RINs required to meet the obligations of our refineries, including a carryover of 2012 RINs, with a net surplus of biodiesel RINs that may be sold to purchase other RIN categories, if necessary.
Beginning in 2013-2014, meeting the RFS-2 volume mandates will require that gasoline contain more than the 10% ethanol (E-10) present in almost all gasoline sold today. In 2011, the EPA approved the use of gasoline blends containing 85% gasoline and 15% ethanol (E-15) for use in model year 2001 and later vehicles. However, studies show that E-15 may cause engine and fuel system damage, vehicle manufacturers do not recommend using E-15 except in their “Flex Fuel” vehicles and most existing USTs and retail dispenser systems are not certified by Underwriters Laboratory, local fire codes or the EPA for use with gasoline blends containing more than 10% ethanol. Flex Fuel vehicles can utilize gasoline blends containing up to 85% ethanol (E-85) but there are relatively few such vehicles on the road, there are few E-85 retail locations and the use of E-85 results in significant reductions in fuel economy. These and other impediments may present challenges to blending the required volumes of ethanol. In addition, if our convenience stores choose to sell E-15, we may incur costs to upgrade our equipment to handle E-15 or face other liabilities in connection with selling E-15.
In March 2013, the EPA proposed Tier 3 gasoline rules, which are expected to become final by the end of 2013. The proposed Tier 3 rule requires a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm by January 1, 2017. The proposed rule requests comment on retaining the current maximum per-gallon sulfur content of 80 ppm, reducing the cap to 60 ppm or reducing it to 20 ppm. The proposed rule provides a three year waiver period, to January 1, 2020, for small volume refineries that processed less than 75,000 bpd in 2011 or 2012. We believe that both of our refineries would qualify for this proposed waiver but there is no guarantee the proposed waiver provision will be included in the final rule. If and when the proposed rules apply to our refineries, we anticipate that the Tyler refinery will meet these new limits with only minor operational changes and that a minor capital project may be required for additional sulfur removal capacity at the El Dorado refinery.
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
On March 9, 2013, a release of crude oil was detected within a pumping facility at our Magnolia Station located west of the El Dorado refinery. We estimate that approximately 5,900 barrels of crude oil were released, of which all but approximately 2,650 barrels were contained at the Magnolia Station. Much of the remaining released crude oil reached a nearby small creek. Cleanup operations were coordinated with the EPA and state authorities to restore the impacted area. Other than maintaining a boom on a portion of the creek as a precautionary measure, cleanup operations were concluded on April 2 and we believe we recovered the vast majority of the released crude oil. The release did not impact the delivery of crude oil from the Magnolia Station to the El Dorado refinery, and there was no interruption to the operations of the El Dorado Pipeline System connected to the Magnolia Station as a result of the release. Based on current information available to us, we do not believe the total costs associated with this event, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
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

Letters of Credit
As of June 30, 2013, Delek had in place letters of credit totaling approximately $183.3 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment, gasoline and diesel purchases for the logistics segment and fuel for the retail segment. No amounts were drawn by beneficiaries of these letters of credit at June 30, 2013.
15. Related Party Transactions

From the time of our initial public offering in May 2006 through March 20, 2013, Delek Group controlled more than 50% of our voting power. As a result, Delek Group and its controlling shareholder Mr. Itshak Sharon (Tshuva), could, without the consent of our other stockholders, control the election of our directors, influence our corporate and management policies and determine the outcome of any matter or corporate transaction submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. As of June 30, 2013, following the Delek Group Offering (defined below) and the Concurrent Stock Repurchase (defined below) and the June 2013 sale of an additional 2,000,000 shares of our common stock, Delek Group beneficially owned approximately 33.1% of our outstanding common stock. Although Delek Group no longer controls more than 50% of the voting power in elections of our directors and other matters submitted to our stockholders for approval following the 2013 Annual Meeting, Delek Group will continue to influence the outcome of stockholder votes on such matters for so long as it controls a significant percentage of our voting power.

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
16. Subsequent Events
DKL Revolver Amendment
On July 9, 2013, we amended and restated the DKL Revolver. Under the terms of the amendment and restatement, among other things, (i) the lender commitments were increased from $175.0 million to $400.0 million, (ii) the lender commitments were divided into two tranches:  (x) a US dollar-only borrowing tranche in the amount of $320.0 million and (y) a US dollar or Canadian dollar borrowing tranche in the amount of $80.0 million, under which the currency of the loans is at the option of borrower, (iii) the swing line loan sub-limit was increased from $7.0 million to $14.0 million total, allocated between (x) a US dollar-only swing line sub-limit of $8.0 million and (y) a US dollar or Canadian dollar swing line sub-limit of $6.0 million, under which the currency of the swing line borrowings is at the option of borrower, (iii) the letter of credit sub-limit was increased from $50.0 million to $85.0 million total, allocated between (x) a US dollar-only letter of credit sub-limit of $50.0 million and (y) a US dollar or Canadian dollar letter of credit sub-limit of $35.0 million, under which the denomination of the letter of credit is at the option of borrower, and (iv) the financial covenants (as defined in the DKL Revolver) were amended as follows:  (x) the maximum allowed Leverage Ratio was increased from 3.50x to 4.00x and (y) the minimum allowed Interest Coverage Ratio was increased from 2.00x to 2.50x. The DKL Revolver maturity date remains November 7, 2017 .
Dividend Declaration
On August 6, 2013, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on September 17, 2013 to shareholders of record on August 27, 2013.
Tyler Terminal and Tankage Transfer

On July 26, 2013, a subsidiary of Delek Logistics completed the Tyler Acquisition, whereby it purchased a terminal, storage tanks and related assets adjacent to the Tyler refinery from Delek Refining, Ltd, a subsidiary of Refining. The cash paid for the assets acquired was $94.8 million, financed with proceeds from the amendment to the DKL Revolver and cash on hand. The assets transferred include:

•
The refined products terminal located at the Tyler refinery, which consists of a truck loading rack with nine loading bays supplied by pipeline from storage tanks located at the refinery. Total throughput capacity for the terminal is estimated to be approximately 72,000 bpd. For the year ended December 31, 2012, approximately 55,000 bpd of refined products were throughput at this terminal.

•	Ninety-six storage tanks and related assets (such as tank pumps and piping) located adjacent to the Tyler refinery with an aggregate shell capacity of approximately 2.0 million barrels.
The acquisition is considered a transfer of a business between entities under common control. As such, the assets acquired and liabilities were transferred to Delek Logistics at historical basis instead of fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the SEC on March 12, 2013. Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. Unless the context otherwise requires, references to "Delek," "the Company," and "we," "our," or "us," and like terms refer to Delek US Holdings, Inc. and its consolidated subsidiaries.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products;

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	our ability to execute our strategy of growth through acquisitions and to avoid or mitigate transactional risks in acquisitions;

•	diminishment of value in long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly those conditions affecting levels of spending relating to travel and tourism or affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement and turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and in our other filings with the SEC.
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
Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) refining (2) logistics and (3) retail. Our refining segment operates independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude distillation capacity of 140,000 barrels per day ("bpd"). Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for our refining segment, as well as third parties. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 370 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.
On November 7, 2012, Delek Logistics Partners, LP ("Delek Logistics"), then a wholly owned indirect subsidiary of Delek, closed its initial public offering (the "DKL Offering") of 9,200,000 common units. We currently own a 60.3% limited partner interest in Delek Logistics, a 98.6% interest in the entity that owns the entire 2.0% general partner interest and all of the income distribution rights. Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with the DKL Offering and included certain assets formerly owned, or used by certain of our subsidiaries. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations.
In conjunction with the DKL Offering, we have reclassified certain operating segments. The majority of the assets previously reported as our marketing segment and certain assets previously operated by our refining segment were contributed to Delek Logistics. The results of the operation of these assets are now reported in our logistics segment. Further, certain operations previously included as part of our marketing segment were not contributed to Delek Logistics and are now reported as part of our refining segment. The historical results of the operation of these assets have been reclassified to conform to the current presentation.
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
As of the date of this Quarterly Report on Form 10-Q, we do not believe a reliable benchmark exists for the El Dorado refinery due to fluctuations in the quantities and varieties of crude oil processed and products manufactured at the El Dorado refinery and because asphalt products do not typically trade in line with market products. As a result, past results may not be reflective of future performance.
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
Recent Developments
Crude Supply Update
In our refining segment, we continued to improve crude supply flexibility by increasing pipeline access to Midland, Texas sourced crude supplies. Improved pipeline access began at the Tyler refinery on April 1, 2013, allowing aggregate access to 52,000 bpd of Midland sourced crude. The El Dorado refinery increased Midland sourced crude gradually through the second quarter 2013, from 10,000 bpd in March 2013 and reached the expected amount of approximately 35,000 bpd on June 1, 2013. By June 2013, the combination of these changes increased Midland sourced crude in our refinery system by approximately 42,000 bpd and replaced crude sources that are currently more expensive.
In addition to improved pipeline access, construction of a new rail facility with two off-loading racks at the El Dorado refinery was completed. The offloading capacity of these racks is approximately 12,000 bpd of heavy crude or up to 25,000 bpd of light crude. In addition, a third party rail facility adjacent to the El Dorado refinery can offload up to 20,000 bpd of light crudes. These facilities give the El Dorado refinery the ability to receive primarily Canadian, Bakken, Eagleford, Cushing and other cost advantaged crude by rail. The combination of improved pipeline access and increased rail supplied crude allows the El Dorado refinery to operate closer to capacity without relying on Gulf Coast crude supplies.

Hopewell Acquisition

On July 19, 2013, a subsidiary of Delek Logistics purchased a 13.5 mile pipeline from Enterprise TE Products Pipeline Company LLC (the "Hopewell Pipeline"), The Hopewell Pipeline originates at the Tyler refinery pump station and terminates at the Hopewell delivery yard, which connects our Big Sandy terminal to the Tyler Refinery. The aggregate purchase price was approximately $5.7 million.
Return to Shareholders
Dividends
On June 20, 2013, our Board of Directors authorized a special dividend of $0.10 per share, which was paid on July 30, 2013 to shareholders of record on July 9, 2013. This special dividend was in addition to the regular dividend of $0.15 per share, declared on May 8, 2013 and paid on June 18, 2013 to shareholders of record on May 28, 2013.

Economic Overview
Consolidated net income for the second quarter 2013 was $46.6 million, or $0.78 per diluted share, compared to $67.8 million, or $1.15 per diluted share, in the same period last year. The second quarter 2013 results benefited from increased throughput at the Tyler refinery and improved performance in the logistics segment. The benefits were offset by decreased margins in the refining segment due to a decline in the benchmark Gulf Coast crack spread to $19.83 per barrel in the second quarter 2013 compared to $25.42 during second quarter 2012.
Refining Segment
Refining segment contribution margin decreased to $95.8 million in the second quarter 2013, versus $136.5 million in the second quarter 2012. In the second quarter 2013 and 2012, the refining segment operated at a combined average utilization rate of 94.5% and 84.3%, respectively, and produced a combined 91.8% and 91.4% light products, respectively. The refining segment margin decreased due to healthy but less favorable market conditions, as the benchmark Gulf Coast crack spread averaged $19.83 per barrel in the second quarter 2013, compared to $25.42 during second quarter 2012. Further contributing to the decline in margin was an increase in the cost of ethanol and biodiesel blending, as well as unfavorable asphalt pricing relative to the cost of crude oil.
The Tyler refinery produced approximately 96.9% light products, including petrochemicals, LPG and Natural Gas Liquids ("NGLs"), in the second quarter 2013 and 96.7% in the second quarter 2012. The Tyler refinery's refining margin was $14.25 per barrel sold in the second quarter 2013, compared to $20.41 per barrel sold in the second quarter 2012. The decrease in refining margin was primarily attributable to the decline in the Gulf Coast crack spread, combined with a narrowing of the WTI Midland crude discount relative to WTI Cushing, to $0.14 per barrel in the second quarter 2013 from $4.86 per barrel in the second quarter 2012. Sales volumes at the Tyler refinery increased 19.4% in the second quarter 2013 as compared to the same period in 2012 as a result of initiatives to improve operations and increase flexibility.
In the second quarter 2013 and 2012, the El Dorado refinery operated at an average utilization rate of 84.8% and 79.0%, respectively. El Dorado's low utilization rate in the second quarter 2012 was due to the temporary suspension of crude oil deliveries from a non-affiliated supplier's pipeline. This pipeline resumed operations in March 2013. The El Dorado refinery produced 86.9% and 87.1% light products, petrochemicals, LPG and NGLs, in the second quarters 2013 and 2012, respectively. The El Dorado refining margin was $8.63 per barrel sold during the second quarter 2013, compared to $12.14 per barrel sold during the second quarter 2012, due to the less favorable market conditions and asphalt pricing discussed above.
Retail Segment
Retail segment contribution margin decreased to $16.0 million in the second quarter 2013, versus $18.2 million in the second quarter 2012. Retail fuel margin was $0.196 per gallon in the second quarter 2013, versus $0.182 in the prior-year period. The increased fuel margins were offset by a decline in merchandise margins, to 28.3% in the second quarter 2013, versus 29.7% in the second quarter 2012. Fuel margins benefited from improved economics associated with the blending of biofuels and ethanol and an increase in fuel supplied to our stores through the Colonial pipeline. The decrease in merchandise margins can be attributed to the optimization of our retail cigarette pricing strategy. Same-store retail fuel gallons sold increased 1.0% in the second quarter 2013 when compared to the same period of 2012 and same-store merchandise sales increased 0.6%. At the conclusion of the second quarter 2013, the retail segment operated 370 locations, versus 374 locations in the prior-year period.

In the second quarter 2013, we completed the construction of three new larger format retail stores, for a total of five for the first half of 2013, and expect to open an additional five to seven large-format stores in the second half of 2013.
Logistics Segment
Logistics segment contribution margin increased to $16.2 million in the second quarter 2013, versus $7.8 million in the second quarter 2012, primarily due to higher volumes and margins achieved in our west Texas operations. Total west Texas sales volumes increased 14.5% to 19,082 bpd in the second quarter 2013, versus 16,670 bpd in the prior-year period, as regional demand trends for distillate products remained strong in the period. The higher margins at the logistics segment were also supported by positive economics associated with ethanol blending and the value of biofuel credits, called Renewable Identification Numbers ("RINs").
Market Trends
Our results of operations are significantly affected by the cost of the commodities that we purchase, process, produce and sell. Sudden change in petroleum prices is our primary source of market risk. Historically, our profitability has been affected by the volatility of commodity prices, including crude oil and refined products.
We continue to experience volatility in the energy markets. The price of WTI ranged from a high of $98.44 per barrel to a low of $86.68 per barrel during the first six months of 2013 and averaged $94.14 and $98.19 per barrel, respectively, in the first six months of 2013 and 2012. The Gulf Coast crack spread ranged from a high of $37.07 per barrel to a low of $12.42 per barrel during the first six months of 2013 and averaged $23.24 per barrel during the first six months of 2013 compared to an average of $24.65 in the same period of 2012.
The price of WTI held an average discount of $9.12 per barrel when compared to Brent crude during the second quarter 2013, compared to a discount of $15.81 per barrel in the comparable period of 2012. As new pipelines and rail capabilities have increased access to crude oil supplies in the mid-continent region, we have experienced a decline in the crude oil price differential. For example, the WTI-Brent price differential has narrowed to almost parity in early third quarter 2013. However, in the first six months of 2013, as a result of these price differentials, inland refiners, like us, with access to discounted WTI or similarly priced crudes were competitively advantaged versus refiners in predominantly coastal markets.  Our Tyler and El Dorado refineries both had access to discounted WTI and WTI-linked crudes during the first six months of 2013. During the second quarter 2013, we increased the volume of west Texas sourced crude being supplied to both of our refineries through improved pipeline access.
Environmental regulations have contributed to an increasing affect on our margins related to the cost of RINs. The cost of ethanol RINS has fluctuated from an average of $0.02 in the second quarter 2012, to an average of $0.82 per gallon in the second quarter 2013. The cost of biodiesel RINS fluctuated from an average of $1.44 in the second quarter 2012, to an average of $0.98 per gallon in the second quarter 2013.
As part of our overall business strategy, management determines the cost to store crude, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude or other intermediate feedstocks based on various factors, including the crude pricing market in the Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude vendors, and any other factors which may impact the costs of crude. During the first six months of 2013, crude and product inventories increased as compared to the end of 2012, due to line fill associated with various new and existing crude supply pipelines and inventory associated with increased throughput of product at both the Enterprise and Colonial pipeline systems.
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
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the six months ended June 30, 2013, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Summary Financial and Other Information
The following table provides summary financial data for Delek:

	Three Months Ended		Six Months Ended
Statement of Operations Data	June 30,		June 30,
	2013	2012	2013	2012
	(In millions, except share and per share data)
Net sales:
Refining	$1,668.0	$1,497.6	$3,402.3	$3,089.4
Logistics	230.1	199.9	441.0	394.3
Retail	493.9	486.6	942.7	931.8
Other	(145.0)	(49.9)	(214.3)	(110.9)
Total	2,247.0	2,134.2	4,571.7	4,304.6
Operating costs and expenses:
Cost of goods sold	2,025.7	1,881.1	4,062.7	3,836.1
Operating expenses	95.3	90.1	194.0	174.5
General and administrative expenses	28.1	24.7	60.7	51.7
Depreciation and amortization	21.6	21.6	43.6	40.6
Other operating income	(1.5)	—	(1.5)	—
Total operating costs and expenses	2,169.2	2,017.5	4,359.5	4,102.9
Operating income	77.8	116.7	212.2	201.7
Interest expense	9.2	12.3	18.4	24.7
Interest income	(0.1)	—	(0.2)	—
Other income, net	(6.7)	—	(6.7)	—
Total non-operating expenses	2.4	12.3	11.5	24.7
Income before taxes	75.4	104.4	200.7	177.0
Income tax expense	24.4	36.6	67.6	63.0
Net income	51.0	67.8	133.1	114.0
Net income attributed to non-controlling interest	4.4	—	9.0	—
Net income attributable to Delek	$46.6	$67.8	$124.1	$114.0
Basic earnings per share	$0.79	$1.16	$2.09	$1.96
Diluted earnings per share	$0.78	$1.15	$2.06	$1.93
Weighted average common shares outstanding:
Basic	58,925,800	58,239,476	59,246,988	58,178,743
Diluted	59,830,885	59,175,544	60,255,526	58,951,436

	Six Months Ended June 30,
	2013	2012
Cash Flow Data:
Cash flows provided by operating activities	$53.1	$190.5
Cash flows used in investing activities	(69.2)	(77.8)
Cash flows used in financing activities	(135.5)	(17.5)
Net (decrease) increase in cash and cash equivalents	$(151.6)	$95.2

	Three Months Ended June 30, 2013
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,539.9	$493.9	$212.9	$0.3	$2,247.0
Intercompany fees and sales	128.1	—	17.2	(145.3)	—
Operating costs and expenses:
Cost of goods sold	1,516.7	443.8	207.9	(142.7)	2,025.7
Operating expenses	55.5	34.1	6.0	(0.3)	95.3
Segment contribution margin	$95.8	$16.0	$16.2	$(2.0)	126.0
General and administrative expenses					28.1
Depreciation and amortization					21.6
Other operating income					(1.5)
Operating income					$77.8
Total assets	$1,954.7	$438.8	$258.8	$30.1	$2,682.4
Capital spending (excluding business combinations)	$20.6	$6.7	$1.0	$8.2	$36.5

	Three Months Ended June 30, 2012
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,457.1	$486.6	$193.9	$(3.4)	$2,134.2
Intercompany fees and sales	40.5	—	6.0	(46.5)	—
Operating costs and expenses:
Cost of goods sold	1,307.1	436.7	187.7	(50.4)	1,881.1
Operating expenses	54.0	31.7	4.4	—	90.1
Segment contribution margin	$136.5	$18.2	$7.8	$0.5	163.0
General and administrative expenses					24.7
Depreciation and amortization					21.6
Operating income					$116.7
Total assets	$1,511.1	$416.7	$236.4	$23.8	$2,188.0
Capital spending (excluding business combinations)	$19.3	$7.6	$0.1	$2.7	$29.7

	Six Months Ended June 30, 2013
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$3,219.7	$942.7	$408.9	$0.4	$4,571.7
Intercompany fees and sales	182.6	—	32.1	(214.7)	—
Operating costs and expenses:
Cost of goods sold	3,017.8	853.1	395.8	(204.0)	4,062.7
Operating expenses	117.2	65.7	11.9	(0.8)	194.0
Segment contribution margin	$267.3	$23.9	$33.3	$(9.5)	315.0
General and administrative expenses					60.7
Depreciation and amortization					43.6
Other operating income					(1.5)
Operating income					$212.2
Capital spending (excluding business combinations)	$35.9	$12.1	$2.3	$14.2	$64.5

	Six Months Ended June 30, 2012
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$2,997.6	$931.8	$383.1	$(7.9)	$4,304.6
Intercompany fees and sales	91.8	—	11.2	(103.0)	—
Operating costs and expenses:
Cost of goods sold	2,731.4	844.2	368.6	(108.1)	3,836.1
Operating expenses	103.2	62.1	9.2	—	174.5
Segment contribution margin	$254.8	$25.5	$16.5	$(2.8)	294.0
General and administrative expenses					51.7
Depreciation and amortization					40.6
Operating income					$201.7
Capital spending (excluding business combinations)	$34.0	$11.2	$0.4	$4.8	$50.4

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2013 versus the Three Months Ended June 30, 2012
In the second quarters of 2013 and 2012, we generated net sales of $2,247.0 million and $2,134.2 million, respectively, an increase of $112.8 million, or 5.3%. The increase in net sales was primarily due to increases in sales volumes in all three operating segments in the second quarter 2013, compared to the same period in 2012, which were partially offset by decreases in fuel prices across all three operating segments.
Cost of goods sold was $2,025.7 million for the second quarter 2013 compared to $1,881.1 million for the second quarter 2012, an increase of $144.6 million, or 7.7%. The increase in cost of goods sold primarily resulted from the increases in sales volumes in all three operating segments. The increase was partially offset by decreases in the cost of crude oil and refined products across all three segments.
Operating expenses were $95.3 million for the second quarter 2013 compared to $90.1 million for the second quarter 2012, an increase of $5.2 million, or 5.8%. The increase in operating expenses was primarily due to the expenses associated with operating the biodiesel facility acquired in January 2013, an increase in natural gas prices in the refining segment and an increase in advertising related to our loyalty program and our shift to larger-format stores in the retail segment.
General and administrative expenses were $28.1 million and $24.7 million for the second quarter 2013 and 2012, respectively, an increase of $3.4 million, or 13.8%. The increase in general and administrative expenses was primarily due to an increase in labor related expenses and outside services for the second quarter 2013, as compared to the same period of 2012. These increases were partially offset by a decrease in legal expenses. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $21.6 million for both the second quarter 2013 and the second quarter 2012.
Other operating income was $1.5 million for the second quarter 2013 and primarily related to a condemnation payment associated with one of our retail stores. There was no other operating income in the second quarter 2012.
Interest expense was $9.2 million for the second quarter 2013 compared to $12.3 million for the second quarter 2012, a decrease of $3.1 million, or 25.2%. The decrease was primarily attributable to decreases in interest costs under our credit facilities due to changes in debt utilization and interest rates thereunder and by favorable mark-to-market impact of our interest rate hedges, partially offset by an increase in our deferred financing charges.
Income tax expense was $24.4 million for the second quarter 2013, compared to $36.6 million for the second quarter 2012, a decrease of $12.2 million, or 33.3%. Our effective tax rate was 32.4% for the second quarter 2013, compared to 35.1% for the second quarter 2012. The decrease in our effective tax rate in the second quarter 2013 was primarily due to the reduction in taxable income associated with the minority interest in Delek Logistics.
Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2013 versus the Six Months Ended June 30, 2012
For the six months ended June 30, 2013 and 2012, we generated net sales of $4,571.7 million and $4,304.6 million, respectively, an increase of $267.1 million, or 6.2%. The increase in net sales is primarily due to increases in sales volumes in all three operating segments in the second quarter 2013, compared to the same period in 2012, which were partially offset by decreases in fuel prices across all three operating segments.
Cost of goods sold was $4,062.7 million for the six months ended June 30, 2013, compared to $3,836.1 million for the six months ended June 30, 2012, an increase of $226.6 million, or 5.9%. The increase in cost of goods sold primarily resulted from increases in sales volumes in all three operating segments. The increase was partially offset by decreases in the cost of crude oil and refined products across all three segments.
Operating expenses were $194.0 million for the six months ended June 30, 2013, compared to $174.5 million for the six months ended June 30, 2012, an increase of $19.5 million, or 11.2%. The increase in operating expenses primarily resulted from necessary planned maintenance activities during the first quarter 2013 at both the Tyler and El Dorado refineries, expenses associated with operating the biodiesel facility acquired in January 2013, an increase in natural gas prices in the refining segment and an increase in advertising related to our loyalty program and our shift to larger-format stores in the retail segment.
General and administrative expenses were $60.7 million for the six months ended June 30, 2013, compared to $51.7 million for the six months ended June 30, 2012, an increase of $9.0 million, or 17.4% . The increase is primarily attributable to increases in labor related expenses and outside services for the six months ended June 30, 2013, as compared to the same period of 2012. These increases were partially offset by a decrease in legal expenses. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $43.6 million for the six months ended June 30, 2013, compared to $40.6 million for the six months ended June 30, 2012, an increase of $3.0 million, or 7.4%. This increase was primarily due to completed capital projects at the refining segment and the opening of new, larger-format stores at the retail segment.
Other operating income was $1.5 million for the six months ended June 30, 2013 and primarily related to a condemnation payment associated with one of our retail stores. There was no other operating income in the six months ended June 30, 2012.
Interest expense was $18.4 million for the six months ended June 30, 2013, compared to $24.7 million for the six months ended June 30, 2012, a decrease of $6.3 million, or 25.5%. The increase is attributable primarily due to decreases in interest costs under our credit facilities due to changes in debt utilization and interest rates thereunder and by favorable mark-to-market impact of our interest rate hedges, partially offset by increases in our deferred financing charges.

Income tax expense was $67.6 million for the six months ended June 30, 2013, compared to $63.0 million for the six months ended June 30, 2012, an increase of $4.6 million, or 7.3%. Our effective tax rate was 33.7% for the six months ended June 30, 2013, compared to 35.6% for the six months ended June 30, 2012. The decrease in our effective tax rate in the six months ended June 30, 2012 is primarily due to the reduction in taxable income associated with the minority interest in Delek Logistics.

Operating Segments
We review operating results in three reportable segments: refining, logistics and retail.
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Tyler Refinery
Days operated in period	91	91	181	182
Total sales volume (average barrels per day)(1)	70,033	58,644	64,310	57,742
Products manufactured (average barrels per day):
Gasoline	37,436	30,043	35,573	30,574
Diesel/Jet	26,638	21,752	24,335	20,875
Petrochemicals, LPG, NGLs	3,120	2,293	2,330	2,197
Other	2,166	1,829	1,965	1,966
Total production	69,360	55,917	64,203	55,612
Throughput (average barrels per day):
Crude oil	64,439	54,758	58,554	52,797
Other feedstocks	6,354	1,971	6,870	3,330
Total throughput	70,793	56,729	65,424	56,127
Per barrel of sales(3):
Tyler refining margin(4)	$14.25	$20.41	$19.23	$20.00
Direct operating expenses(5)	$4.32	$5.42	$4.95	$5.30

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
El Dorado Refinery
Days operated in period	91	91	181	182
Total sales volume (average barrels per day)(2)	70,597	73,255	73,446	77,650
Products manufactured (average barrels per day):
Gasoline	34,032	31,938	33,035	32,370
Diesel	27,978	26,398	26,037	28,008
Petrochemicals, LPG, NGLs	1,386	1,281	1,402	1,349
Asphalt	8,560	5,309	8,570	5,884
Other	987	3,525	956	5,074
Total production	72,943	68,451	70,000	72,685
Throughput (average barrels per day):
Crude oil	67,860	63,230	65,895	67,883
Other feedstocks	6,322	6,752	5,253	6,215
Total throughput	74,182	69,982	71,148	74,098
Per barrel of sales(3):
El Dorado refining margin(4)	$8.63	12.14	$11.62	10.36
Direct operating expenses(5)	$4.06	3.76	$4.29	3.36
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$94.14	$93.49	$94.28	$98.19
Mars crude oil (per barrel)	$99.35	104.30	$104.21	109.69
US Gulf Coast 5-3-2 crack spread (per barrel)	$19.83	$25.42	$23.24	$24.65
US Gulf Coast Unleaded Gasoline (per gallon)	$2.72	$2.80	$2.76	$2.87
Ultra low sulfur diesel (per gallon)	$2.86	$2.94	$2.97	$3.05
Natural gas (per MMBTU)	$4.02	$2.29	$3.76	$2.36
_____________________________

(1)
Sales volume includes 1,676 bpd and 1,475 bpd sold to the logistics segment during the three and six months ended June 30, 2013 and 483 bpd and 453 bpd during the three and six months ended June 30, 2012, respectively. Sales volume also includes sales of 849 bpd and 1,305 bpd and 3,868 bpd and 2,228 bpd, respectively, of intermediate products.

(2)
Sales volume includes 9,675 bpd and 6,425 bpd sold to the retail segment during the three and six months ended June 30, 2013 and 2,701 bpd and 3,070 bpd during the three and six months ended June 30, 2012, respectively. Sales volume excludes 20,014 bpd and 22,441 bpd of buy/sell activity during the three and six months ended June 30, 2013 and 9,999 bpd and 6,483 bpd of buy/sell activity during the three and six months ended June 30, 2012, respectively.

(3)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) by the total barrels sold during the period.

(4)	“Refining margin” is defined as refinery net sales less cost of goods sold.

(5)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.
Comparison of the Three Months Ended June 30, 2013 versus the Three Months Ended June 30, 2012
Contribution margin for the refining segment in the second quarter 2013 was $95.8 million, or 76.0% of our consolidated contribution margin, compared to $136.5 million, or 83.7% of our consolidated segment contribution margin in the second quarter 2012. The decrease to the refining segment contribution margin was primarily attributable to the decreased margins at both the Tyler and El Dorado refineries, as compared to the same period in 2012. The decline in margins at both refineries, from a combined $15.82 per barrel sold in the second quarter 2012 to $11.43 per barrel sold in the second quarter 2013, primarily resulted from a decline in the benchmark Gulf Coast crack spread to an average of $19.83 per barrel in the second quarter 2013, compared to $25.42 during second quarter 2012.

Net sales for the refining segment were $1,668.0 million for the second quarter 2013 compared to $1,497.6 million for the second quarter 2012, an increase of $170.4 million, or 11.4%. The increase was primarily due to a 19.4% increase in total sales volume at the Tyler refinery and an increase in buy/sell activity at the El Dorado refinery. During the second quarters 2013 and 2012, respectively, the refining segment sold $127.7 million and $40.5 million, or 11,351 bpd and 3,184 bpd, of finished product to the logistics and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the second quarter 2013 was $1,516.7 million compared to $1,307.1 million for the second quarter 2012, an increase of $209.6 million, or 16.0%. This increase is a result of the increase in sales volume at the Tyler refinery and increased buy/sell activity at the El Dorado refinery.
Our refining segment has multiple service agreements with our logistics segment which, among other things, requires the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $11.8 million and $2.4 million during the second quarters 2013 and 2012, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses were $55.5 million for the second quarter 2013 compared to $54.0 million for the second quarter 2012, an increase of $1.5 million, or 2.8%. The increase in operating expense was primarily due to the expenses associated with operating the biodiesel facility acquired in January 2013 and an increase in natural gas prices.
Comparison of the Six Months Ended June 30, 2013 versus the Six Months Ended June 30, 2012
Contribution margin for the refining segment for the six months ended June 30, 2013 was $267.3 million, or 84.9% of our consolidated contribution margin, compared to $254.8 million, or 86.7% of our consolidated segment contribution margin for the six months ended June 30, 2012.
Net sales for the refining segment were $3,402.3 million for the six months ended June 30, 2013, compared to $3,089.4 million for the six months ended June 30, 2012, an increase of $312.9 million, or 10.1%. Net sales increased due primarily to a 11.4% increase in total sales volume at the Tyler refinery and an increase in buy/sell activity at the El Dorado refinery. During the six months ended June 30, 2013 and 2012, respectively, the refining segment sold $182.2 million and $91.8 million, or 7,900 bpd and 3,523 bpd, of finished product to the marketing and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the six months ended June 30, 2013 was $3,017.8 million compared to $2,731.4 million for the comparable 2012 period, an increase of $286.4 million, or 10.5%. This increase is primarily a result of the increased sales volume at the Tyler refinery and an increase in buy/sell activity at the El Dorado refinery.
Our refining segment has multiple service agreements with our logistics segment which, among other things, requires the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were$23.7 million and $4.8 million during the six months ended June 30, 2013 and 2012, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses were $117.2 million for the six months ended June 30, 2013, compared to $103.2 million for the six months ended June 30, 2012, an increase of $14.0 million, or 13.6%. This increase in operating expense was primarily due to necessary planned maintenance activities during the first quarter 2013 at both the Tyler and El Dorado refineries, reimbursement to the logistics segment for certain expenses incurred in connection with the logistics segment's Magnolia Station crude oil release that occurred in March 2013, expenses associated with operating the biodiesel facility acquired in January 2013 and an increase in natural gas prices.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	64,973	55,358	59,062	54,443
West Texas wholesale marketing throughputs (average bpd) (2)	19,082	16,670	17,820	16,026
West Texas wholesale marketing margin per barrel	$2.20	$1.52	$2.82	$1.85
Terminalling throughputs (average bpd) (3)	13,961	15,552	13,898	16,806
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	49,270	43,533	47,155	48,251
Refined products pipelines to Enterprise Systems	47,315	43,817	45,348	45,320
SALA Gathering System	22,661	20,764	22,396	20,237
East Texas Crude Logistics System	11,468	53,402	31,198	51,895
_____________________________

(1)	Excludes jet fuel and petroleum coke

(2)	Excludes bulk ethanol and biodiesel

(3)	Consists of terminalling throughputs at our Memphis and Nashville, Tennessee terminals.
Comparison of the Three Months Ended June 30, 2013 versus the Three Months Ended June 30, 2012
Contribution margin for the logistics segment in the second quarter 2013 was $16.2 million, or 12.9% of our consolidated segment contribution margin, compared to $7.8 million, or 4.8% of our consolidated segment contribution margin in the second quarter 2012. The increase in the logistics segment contribution margin was primarily attributable to an increase in pipeline revenues and higher margins achieved on our operations in west Texas in the second quarter 2013 as compared to the second quarter 2012.
Net sales for the logistics segment were $230.1 million in the second quarter 2013 compared to $199.9 million for the second quarter 2012, an increase of $30.2 million, or 15.1%. Total sales volume, excluding bulk biofuels, averaged 19,082 bpd in the second quarter 2013 compared to 16,670 bpd in the second quarter 2012. The average sales price per gallon of gasoline decreased $0.09 per gallon for the second quarter 2013, to $2.76 per gallon from $2.85 per gallon in the second quarter 2012. The average price of diesel decreased $0.13 per gallon, to $2.96 per gallon in the second quarter 2013 from $3.09 per gallon in the second quarter 2012. Net sales included $3.7 million and $3.6 million of net service fees paid by our refining segment to our logistics segment during the second quarter 2013 and 2012, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $11.8 million and $2.4 million in the second quarter 2013 and the second quarter 2012, respectively. The logistics segment also sold $1.7 million of RINs to the refining segment in the second quarter 2013. There were no RIN sales during the second quarter 2012. These sales and fees are eliminated in consolidation.
Cost of goods sold increased $20.2 million, or 10.8%, to $207.9 million in the second quarter 2013, from $187.7 million in the second quarter 2012. The increase was primarily attributable to the increase in sales volumes in the west Texas wholesale marketing operations, partially offset by a decrease in the cost per barrel sold, to $119.76 in the second quarter 2013, compared to $120.52 in the second quarter 2012.
Operating expenses in the logistics segment were approximately $6.0 million and $4.4 million for the second quarter 2013 and 2012, respectively, an increase of $1.6 million, or 36.4%. The increase in operating expenses was primarily due to increases in maintenance and labor costs in the second quarter 2013 compared to the second quarter 2012.

Comparison of the Six Months Ended June 30, 2013 versus the Six Months Ended June 30, 2012
Contribution margin for the logistics segment for the six months ended June 30, 2013 was $33.3 million, or 10.6% of our consolidated segment contribution margin, compared to $16.5 million, or 5.6% of our consolidated segment contribution margin for the six months ended June 30, 2012. The increase in the logistics segment contribution margin was primarily attributable to higher margins achieved on our operations in west Texas for the six months ended June 30, 2013 as compared to the comparable 2012 period. The higher margins at the logistics segment were also supported by positive economics associated with ethanol blending and the value of RINs.
Net sales for the logistics segment were $441.0 million for the six months ended June 30, 2013 compared to $394.3 million for the six months ended June 30, 2012, an increase of $46.7 million, or 11.8%. Total sales volume, excluding bulk biofuels, averaged 17,820 bpd in the six months ended June 30, 2013 compared to 16,026 bpd in the same period of 2012. The average sales price per gallon of gasoline decreased $0.11 per gallon for the six months ended June 30, 2013, to $2.81 per gallon from $2.92 per gallon for the six months ended June 30, 2012. The average price of diesel decreased $0.08 per gallon for the six months ended June 30, 2013, to $3.08 per gallon in the six months ended June 30, 2013 from $3.16 in the six months ended June 30, 2012. Net sales included $6.7 million and $6.4 million of net service fees paid by our refining segment to our logistics segment during the six months ended June 30, 2013 and 2012, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $23.7 million and $4.8 million in the six months ended June 30, 2013 and 2012, respectively. The logistics segment also sold $1.7 million of RINs to the refining segment in the six months ended June 30, 2013. There were no RIN sales during the six months ended June 30, 2012. These sales and fees are eliminated in consolidation.
Cost of goods sold increased $27.2 million, or 7.4%, to $395.8 million in the six months ended June 30, 2013, approximating a cost per barrel sold of $122.72. This compares to cost of goods sold of $368.6 million in the six months ended June 30, 2012, approximating a cost per barrel sold of $123.27. The increase was primarily attributable to the increase in sales volumes in the west Texas wholesale marketing operations, partially offset by a decrease in the cost per barrel sold.
Operating expenses in the logistics segment were approximately $11.9 million and $9.2 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $2.7 million, or 29.3%. The increase in operating expenses was primarily due to the increase were increases in labor and maintenance costs in six months ended June 30, 2013 compared to the same period in 2012.

Retail Segment
The table below sets forth certain information concerning our retail segment operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Number of stores (end of period)	370	374	370	374
Average number of stores	371	372	372	375
Retail fuel sales (thousands of gallons)	107,843	103,411	205,365	197,117
Retail fuel margin ($ per gallon)	$0.196	$0.182	$0.172	$0.153
Merchandise sales (in thousands)	$100,331	$98,871	$185,475	$187,757
Merchandise margin %	28.3%	29.7%	28.8%	29.6%
Change in same-store fuel gallons sold	1.0%	2.2%	1.7%	1.6%
Change in same-store merchandise sales	0.6%	4.3%	(1.7)%	5.9%
Comparison of the Three Months Ended June 30, 2013 versus the Three Months Ended June 30, 2012
Contribution margin for the retail segment decreased to $16.0 million, or 12.7% of our consolidated contribution margin, in the second quarter 2013, versus $18.2 million, or 11.2% of our consolidated contribution margin, in the second quarter 2012. This decrease was primarily due to higher operating expenses in the second quarter 2013, as compared to the second quarter 2012.
Net sales for our retail segment in the second quarter 2013 increased 1.5% to $493.9 million from $486.6 million in the second quarter 2012. The increase in net sales was primarily due to an increase in fuel sales volumes, partially offset by a decrease in the retail fuel price per gallon of 3.7% to an average price of $3.35 per gallon in the second quarter 2013 from an average price of $3.48 per gallon in the second quarter 2012. We believe fuel volumes during the second quarter 2013, as compared to the same quarter 2012, were positively impacted by our customer loyalty program.
Retail fuel gallons sold were 107.8 million gallons for the second quarter 2013, compared to 103.4 million gallons for the second quarter 2012. Same-store fuel gallons sold increased 1.0% for the second quarter 2013, compared to the second quarter 2012. Total fuel sales, including wholesale dollars, increased 1.5% to $393.6 million in the second quarter 2013.
Merchandise sales increased 1.5% to $100.3 million in the second quarter 2013 compared to the second quarter 2012. Same-store merchandise sales increased 0.6%, primarily due to increases in the cigarette and other tobacco categories during the second quarter 2013 as compared to the same period in 2012.
Cost of goods sold for our retail segment increased 1.6% to $443.8 million in the second quarter 2013. This increase was primarily due to the increase in fuel sales volumes, partially offset by a decrease in the average retail cost per gallon of 2.7%, or an average cost of $3.21 per gallon in the second quarter 2013 when compared to an average cost of $3.30 per gallon in the second quarter 2012.
Operating expenses were $34.1 million in the second quarter 2013, an increase of $2.4 million, or 7.6%, as compared to the second quarter 2012. This increase was due to an increase in advertising related to our loyalty program and our shift to larger-format stores during the second quarter 2013 as compared to the second quarter 2012.
Comparison of the Six Months Ended June 30, 2013 versus the Six Months Ended June 30, 2012
Contribution margin for the retail segment decreased to $23.9 million, or 7.6% of our consolidated contribution margin, in the six months ended June 30, 2013, versus $25.5 million, or 8.7% of our consolidated contribution margin, in the six months ended June 30, 2012. This decrease was primarily due to higher operating expenses during the six months ended June 30, 2012, when compared to the same period in 2012.
Net sales for our retail segment in the six months ended June 30, 2013 increased 1.2% to $942.7 million from $931.8 million in the six months ended June 30, 2012. This increase was primarily due to an increase in fuel sales volumes, partially offset by a decrease in the retail fuel price per gallon of 3.1% to an average price of $3.40 per gallon in the six months ended June 30, 2013 from an average price of $3.51 per gallon in the same period in 2012.
Retail fuel gallons sold were 205.4 million gallons for the six months ended June 30, 2013, compared to 197.1 million gallons for the six months ended June 30, 2012. The increase in sales gallons resulted in an estimated $28.0 million increase in fuel sales based on average fuel price in the six months ended June 30, 2013. Comparable store gallons increased 1.7% between the six months ended June 30, 2013 and the six months ended June 30, 2012. Total fuel sales, including wholesale dollars, increased 1.8% to $757.2 million in the six months ended June 30, 2013. The increase was primarily due to the increase in total gallons sold noted above, partially offset by the decrease in the average price per gallon sold, also noted above.
Merchandise sales decreased 1.2% to $185.5 million in the six months ended June 30, 2013 compared to the same period in 2012. The decreases in both total and same store merchandise sales were primarily due to decreases in the beer, soft drink and general merchandise categories during the six months ended June 30, 2013, as compared to the same period in 2012.
Cost of goods sold for our retail segment increased 1.1% to $853.1 million in the six months ended June 30, 2013. This increase was primarily due to the increase in fuel sales volumes, partially offset by the decrease in the average retail cost per gallon of 2.7%, or an average cost of $3.26 per gallon in the six months ended June 30, 2013 when compared to an average cost of $3.35 per gallon in the same period in 2012.
Operating expenses were $65.7 million in the six months ended June 30, 2013, an increase of $3.6 million, or 5.8%. This increase was primarily due to an increase advertising related to our loyalty program and our continued shift to larger-format stores.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2013 and 2012 (in millions):

	Six Months Ended June 30,
	2013	2012
Cash Flow Data:
Cash flows provided by operating activities	$53.1	$190.5
Cash flows used in investing activities	(69.2)	(77.8)
Cash flows used in financing activities	(135.5)	(17.5)
Net (decrease) increase in cash and cash equivalents	$(151.6)	$95.2
Cash Flows from Operating Activities
Net cash provided by operating activities was $53.1 million for the six months ended June 30, 2013, compared to $190.5 million for the comparable period of 2012. The decrease in cash flows from operations in the first six months of 2013 from the same period in 2012 was primarily due to an increase in accounts receivable and inventory attributable to line fill associated with various new and existing crude supply pipelines and inventory associated with increased throughput of product at both the Enterprise and Colonial pipeline systems. These were partially offset by increases in net income for the six months ended June 30, 2013, to $133.1 million, from $114.0 million in the same period of 2012, obligations under the Supply and Offtake Agreement and accounts payable and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities was $69.2 million for the first six months of 2013, compared to $77.8 million in the comparable period of 2012. This decrease is primarily due to the cash paid in connection with both the Nettleton and Big Sandy acquisitions in the first quarter 2012 of $23.3 million, versus cash paid of $5.4 million in the first quarter 2013 Beacon Acquisition. This was partially offset by an increase in capital expenditures in the first six months of 2013, compared to the same period of 2012.
Cash used in investing activities includes our capital expenditures during the current period of approximately $64.5 million, of which $35.9 million was spent on projects in the refining segment, $12.1 million was spent in the retail segment, $2.3 million was spent at our logistics segment and $14.2 million was spent at the holding company level. During the six months ended June 30, 2012, we spent $50.4 million, of which $34.0 million was spent on projects at our refinery, $11.2 million was spent in our retail segment, $0.4 million was spent at our logistics segment and $4.8 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash used in financing activities was $135.5 million in the six months ended June 30, 2013, compared to $17.5 million in the comparable period of 2012. The decrease in cash from financing activities is primarily due to repayments of promissory notes of $49.4 million in the six months ended June 30, 2013, compared to repayments of $15.6 million in the comparable 2012 period, the Concurrent Stock Repurchase of $37.9 million in the first quarter 2013, an increase in dividends paid, due to the payment of a special dividend and an increase in our regular quarterly dividend, and net repayments on our revolving credit facilities of $24.0 million in the second quarter 2013, compared to net proceeds of $25.6 million in the comparable period of 2012.

Cash Position and Indebtedness
As of June 30, 2013, our total cash and cash equivalents were $450.1 million and we had total indebtedness of approximately $294.2 million. Borrowing availability under our four separate revolving credit facilities was approximately $456.6 million and we had letters of credit issued of $183.3 million. We believe we were in compliance with our covenants in all debt facilities as of June 30, 2013.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the six months ended June 30, 2013 were $64.5 million, of which approximately $35.9 million was spent in our refining segment, $12.1 million in our retail segment, $2.3 million in our logistics segment and $14.2 million at the holding company level. Our capital expenditure budget is approximately $174.5 million for 2013. The following table summarizes our actual capital expenditures for the six months ended June 30, 2013 and planned capital expenditures for the full year 2013 by operating segment and major category (in millions):

	Full Year 2013 Forecast	Six Months Ended June 30, 2013
Refining:
Sustaining maintenance, including turnaround activities	$50.1	$10.7
Regulatory	26.2	8.0
Discretionary projects	32.6	17.2
Refining segment total	108.9	35.9
Logistics:
Regulatory	0.5	—
Sustaining maintenance	8.8	1.8
Discretionary projects	0.9	0.5
Logistics segment total	10.2	2.3
Retail:
Sustaining maintenance	5.7	3.0
Growth/profit improvements	8.7	0.8
Retrofit/rebrand/re-image	8.0	3.8
Raze and rebuild/new/land	8.0	4.5
Retail segment total	30.4	12.1
Other:
Growth/profit improvements	$5.0	$4.9
New builds	$20.0	$9.3
Other total	$25.0	$14.2
Total capital spending	$174.5	$64.5
For the full year 2013, we plan to spend approximately $30.4 million in the retail segment, $8.0 million of which is expected to consist of the re-imaging of at least 20 to 26 existing stores. We spent $3.8 million on these projects in the six months ended June 30, 2013. In addition, we plan to spend $8.0 million to begin construction on approximately 8 to 10 new prototype locations at existing and new leased sites and $8.7 million on other profit and growth improvements in existing stores in 2013. We expect to spend approximately $108.9 million in our refining segment for the full year 2013, which increased $14.9 million from our first quarter 2013 estimate due primarily to an increase in discretionary spending. The full year 2013 refining segment forecast includes $26.2 million on regulatory projects. We spent $8.0 million on regulatory projects in the six months ended June 30, 2013. In addition, we plan to spend approximately $50.1 million on maintenance projects and approximately $32.6 million for other discretionary projects in the refining segment in 2013. We have also revised our forecast for in the logistics segment to include additional maintenance capital related to tank work and discretionary capital for the recent Hopewell Acquisition. We plan to spend $10.2 million in the logistics segment for the full year 2013.

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

PART II.
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In late 2011, the EPA referred an enforcement action to the DOJ pertaining to alleged historical and ongoing violations of our National Pollution Discharge Elimination System wastewater discharge permit at the El Dorado refinery.  The ongoing construction of a wastewater pipeline to the Ouachita River is intended to alleviate the alleged violations. On July 15, 2013, the El Dorado refinery and the EPA entered into a consent decree relating to these wastewater discharges.  The consent decree requires payment of a $0.5 million penalty, which has been previously accrued, completion of the pipeline and certain interim actions.  We do not believe any of the consent decree requirements will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 5. OTHER INFORMATION
Dividend Declaration
On August 6, 2013, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on September 17, 2013, to shareholders of record on August 27, 2013.

Item 6. EXHIBITS

Exhibit No.		Description
3.1		Second Amended and Restated Certificate of Incorporation.
10.1	+	Amendment No. 1 to Supply and Offtake Agreement dated as of November 7, 2012 by and among J. Aron & Company, Lion Oil Company and Lion Oil Trading and Transport, LLC.
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

____________________________

+
Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act. Omitted portions have been filed separately with the Securities Exchange Commission

++
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
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 8, 2013

EXHIBIT INDEX

Exhibit No.		Description
3.1		Second Amended and Restated Certificate of Incorporation.
10.1	+	Amendment No. 1 to Supply and Offtake Agreement dated as of November 7, 2012 by and among J. Aron & Company, Lion Oil Company and Lion Oil Trading and Transport, LLC.
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

 ___________________________

+
Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act. Omitted portions have been filed separately with the Securities Exchange Commission

++
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