Form 10-Q
period 2013-09-30
Delek US Holdings, Inc.
filed 2013-11-07
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
At November 1, 2013, there were 60,141,848 shares of common stock, $0.01 par value, outstanding.

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(In millions, except share and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$428.2	$601.7
Accounts receivable	328.7	256.6
Inventory	619.7	477.6
Other current assets	32.2	23.8
Total current assets	1,408.8	1,359.7
Property, plant and equipment:
Property, plant and equipment	1,577.9	1,456.2
Less: accumulated depreciation	(386.6)	(332.0)
Property, plant and equipment, net	1,191.3	1,124.2
Goodwill	72.7	72.7
Other intangibles, net	13.5	16.7
Other non-current assets	61.9	50.4
Total assets	$2,748.2	$2,623.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$551.8	$568.8
Current portion of long-term debt and capital lease obligations	53.8	52.2
Obligation under Supply and Offtake Agreement	332.3	285.2
Accrued expenses and other current liabilities	142.1	92.9
Total current liabilities	1,080.0	999.1
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	315.2	310.0
Environmental liabilities, net of current portion	9.6	10.4
Asset retirement obligations	8.7	8.3
Deferred tax liabilities	170.2	183.2
Other non-current liabilities	23.7	34.7
Total non-current liabilities	527.4	546.6
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 60,137,424 shares and 59,619,548 shares issued at September 30, 2013 and December 31, 2012, respectively	0.6	0.6
Additional paid-in capital	377.5	366.9
Accumulated other comprehensive income	4.0	0.4
Treasury stock, 1,000,000 shares, at cost	(37.9)	—
Retained earnings	612.0	531.4
Non-controlling interest in subsidiaries	184.6	178.7
Total shareholders’ equity	1,140.8	1,078.0
Total liabilities and shareholders’ equity	$2,748.2	$2,623.7
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions, except share and per share data)
Net sales	$2,376.9	$2,237.6	$6,948.6	$6,542.2
Operating costs and expenses:
Cost of goods sold	2,219.9	1,944.9	6,282.6	5,781.0
Operating expenses	96.6	92.8	290.6	267.3
General and administrative expenses	27.0	23.0	87.7	74.7
Depreciation and amortization	20.6	20.6	64.2	61.2
Other operating income	(0.1)	(0.1)	(1.6)	(0.1)
Total operating costs and expenses	2,364.0	2,081.2	6,723.5	6,184.1
Operating income	12.9	156.4	225.1	358.1
Interest expense	9.6	11.2	28.0	35.9
Interest income	(0.1)	(0.1)	(0.3)	(0.1)
Other income, net	(0.1)	—	(6.8)	—
Total non-operating expenses	9.4	11.1	20.9	35.8
Income before income taxes	3.5	145.3	204.2	322.3
Income tax expense	0.5	50.8	68.1	113.8
Net income	3.0	94.5	136.1	208.5
Net income attributed to non-controlling interest	4.7	—	13.7	—
Net (loss) income attributable to Delek	$(1.7)	$94.5	$122.4	$208.5
Basic (loss) earnings per share	$(0.03)	$1.60	$2.07	$3.57
Diluted (loss) earnings per share	$(0.03)	$1.57	$2.04	$3.52
Weighted average common shares outstanding:
Basic	59,093,721	58,979,301	59,195,337	58,448,063
Diluted	59,727,244	60,146,933	60,097,637	59,275,861
Dividends declared per common share outstanding	$0.25	$0.1375	$0.70	$0.4025
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Net (loss) income attributable to Delek	$(1.7)	$94.5	$122.4	$208.5
Other comprehensive income:
Net gain (loss) on derivative instruments, net of tax expense (benefit) of $1.9 and $1.7 for the three and nine months ended September 30, 2013, respectively, and $(1.6) and $(2.5) for the three and nine months ended September 30, 2012, respectively, and net of ineffectiveness of $1.2 for both the three and nine months ended September 30, 2013 and $(0.7) and $(0.9) for the three and nine months ended September 30, 2012, respectively.	4.0	(2.9)	3.6	(4.7)
Comprehensive income attributable to Delek	$2.3	$91.6	$126.0	$203.8

See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:	(In millions, except per share data)
Net income	$136.1	$208.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64.2	61.2
Amortization of deferred financing costs	4.1	3.3
Accretion of asset retirement obligations	0.4	0.6
Deferred income taxes	(9.8)	16.1
Gain on sale of assets	—	(0.1)
Stock-based compensation expense	7.9	4.2
Income tax benefit of stock-based compensation	(5.6)	(8.3)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(72.4)	(7.8)
Inventories and other current assets	(149.8)	110.2
Accounts payable and other current liabilities	37.5	7.7
Obligation under Supply and Offtake Agreement, net	47.1	(115.0)
Non-current assets and liabilities, net	(26.6)	(9.7)
Net cash provided by operating activities	33.1	270.9
Cash flows from investing activities:
Business combinations	(10.8)	(23.3)
Purchase of non-controlling interest in subsidiaries	—	(4.1)
Purchases of property, plant and equipment	(117.3)	(80.2)
Net cash used in investing activities	(128.1)	(107.6)
Cash flows from financing activities:
Proceeds from long-term revolvers	387.0	510.5
Payments on long-term revolvers	(326.0)	(482.6)
Proceeds from term debt	11.6	5.1
Payments on term debt and capital lease obligations	(65.8)	(26.5)
Payments on notes payable to related party	—	(66.5)
Proceeds from exercise of stock options	1.1	6.2
Taxes paid in connection with settlement of stock based compensation	(2.6)	(7.7)
Income tax benefit of stock-based compensation	5.6	8.3
Repurchase of common stock	(37.9)	—
Distribution to non-controlling interest	(9.2)	—
Dividends paid	(41.8)	(17.7)
Deferred financing costs paid	(0.5)	(0.5)
Net cash used in financing activities	(78.5)	(71.4)
Net (decrease) increase in cash and cash equivalents	(173.5)	91.9
Cash and cash equivalents at the beginning of the period	601.7	225.9
Cash and cash equivalents at the end of the period	$428.2	$317.8
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.5 million and a nominal amount in the 2013 and 2012 periods, respectively	$23.5	$32.3
Income taxes	$44.7	$61.2
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. is the sole shareholder or owner of membership interests of Delek Refining, Inc. ("Refining"), Delek Finance, Inc., Delek Marketing & Supply, LLC, Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, LLC, Delek Logistics Services Company, MAPCO Express, Inc. ("MAPCO Express"), MAPCO Fleet, Inc., NTI Investments, LLC, GDK Bearpaw, LLC and Delek Land Holdings, LLC. Unless otherwise indicated or the context requires otherwise, the terms "we", "our", "us" "Delek" and "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries.
Our condensed consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics"), a variable interest entity. Because our consolidated subsidiary, Delek Logistics GP, LLC ("Logistics GP"), is the general partner of Delek Logistics, we have the ability to direct the activities of Delek Logistics that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are Delek Logistics' primary customer. As Delek Logistics does not derive an amount of gross margin material to us from third parties, there is limited risk to us associated with Delek Logistics' operations. However, in the event that Delek Logistics incurs a loss, our operating results will reflect Delek Logistics' loss, net of intercompany eliminations, to the extent of our ownership interest in Delek Logistics.
Delek is listed on the New York Stock Exchange under the symbol DK. At December 31, 2012, approximately 52.9% of the shares of our common stock were beneficially owned by Delek Group Ltd. (“Delek Group”) located in Natanya, Israel. On March 20, 2013, Delek Group completed the sale of 9,000,000 shares of our outstanding common stock in a secondary offering and the sale of 1,000,000 shares to us. Further, Delek Group sold 2,000,000 and 1,500,000 shares of our common stock in June and August 2013, respectively. While no longer controlling more than 50% of our voting power, Delek Group and its controlling stockholder, Mr. Itshak Sharon (Tshuva), will continue to influence the election of our directors, our corporate and management policies (including the declaration of dividends) and the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions, for so long as they control a significant percentage of our voting power. As of September 30, 2013, approximately 30.5% of our outstanding shares were beneficially owned by Delek Group.
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
New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance requiring companies to report, in one place, either on the face of the financial statements or in the notes, information about reclassifications out of accumulated other comprehensive income ("AOCI"). The guidance also requires companies to present current-period reclassifications out of AOCI and other amounts of current-period other comprehensive income ("OCI") separately for each component of OCI on the face of the financial statements or in the notes, whereas companies were previously required to present total changes in AOCI by component on the face of the financial statements or in the notes. For each significant reclassification to net income in its entirety during their reporting period, companies must identify the line item(s) affected in the statement where net income is presented. For any significant reclassifications that are not reclassified directly to net income in their entirety during the reporting period, cross-references to the note where additional details about the effects of the reclassification are disclosed are required. Companies can choose to present this information before tax or after tax, providing they comply with the existing tax disclosure requirements in Statement of Accounting Standards Codification ("ASC") 220, Comprehensive Income. The guidance is effective for interim and annual reporting periods beginning after December 15, 2012, or the first quarter of 2013 for calendar-year companies and should be applied prospectively. The adoption of this guidance did not affect our business, financial position or results of operations but did result in additional disclosures (see Note 13).
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
2. Delek Logistics Partners, LP
On November 7, 2012, Delek Logistics, then a wholly owned indirect subsidiary of Delek, closed its initial public offering (the "DKL Offering") of 9,200,000 common units of limited partnership interests at a price of $21.00 per unit. Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with the DKL Offering and included approximately 400 miles of crude oil transportation pipelines, 16 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 1.7 million barrels of active shell capacity. Delek Logistics also owns or operates six light products terminals and associated pipelines and storage tanks. A substantial majority of Delek Logistics' initial assets are currently integral to our refining and marketing operations. On July 26, 2013, Delek Logistics completed the acquisition of a terminal, storage tanks and related assets adjacent to our refinery at Tyler, Texas (the "Tyler refinery") from a subsidiary of Refining (the "Tyler Acquisition"). The cash paid by Delek Logistics to us for the assets acquired was $94.8 million, financed with proceeds from the DKL Revolver (as defined below) and cash on hand. The assets transferred include:

•
The refined products terminal located at the Tyler refinery, which consists of a truck loading rack with nine loading bays supplied by pipeline from storage tanks located at the refinery. Total throughput capacity for the terminal is estimated to be approximately 72,000 barrels per day ("bpd"). For the year ended December 31, 2012, approximately 55,000 bpd of refined products were throughput at this terminal.

•	Ninety-six storage tanks and related assets (such as tank pumps and piping) located adjacent to the Tyler refinery with an aggregate shell capacity of approximately 2.0 million barrels.
The Tyler Acquisition is considered a transfer between entities under common control. As such, the assets acquired and liabilities were transferred to Delek Logistics at historical basis instead of fair value.
On March 10, 2013, we granted membership interests in Logistics GP, the general partner of Delek Logistics, to certain executives, consisting of a total 1.4% membership interest in Logistics GP. These interests vested on June 10, 2013. As of September 30, 2013, we owned a 60.3% limited partner interest in Delek Logistics, a 98.6% interest in Logistics GP, which owns the 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek's partnership interest in Delek Logistics includes 2,799,258 common units, 11,999,258 subordinated units and 490,532 general partner units.

We have agreements with Delek Logistics that, among other things, establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.
With the exception of affiliate balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, as presented below, are included in the consolidated balance sheets of Delek.

	September 30, 2013	December 31, 2012

	(In millions)
ASSETS
Cash and cash equivalents	$6.7	$23.5
Accounts receivable	34.6	27.7
Inventory	21.2	14.4
Other current assets	0.6	0.2
Net property, plant and equipment	196.5	191.0
Goodwill	10.5	10.5
Intangible assets, net	11.6	12.4
Other non-current assets	5.7	3.6
Total assets	$287.4	$283.3
LIABILITIES AND EQUITY
Accounts payable	$27.0	$21.8
Accounts payable to related parties	14.9	10.2
Accrued expenses and other current liabilities	13.0	8.3
Revolving credit facility	161.0	90.0
Asset retirement obligations	3.3	3.2
Deferred tax liabilities	0.1	—
Other non-current liabilities	8.0	9.8
Equity	60.1	140.0
Total liabilities and equity	$287.4	$283.3

3. Acquisitions
Nettleton Acquisition
On January 31, 2012, we completed the acquisition of an approximately 35-mile long, eight and ten inch pipeline system (the "Nettleton Pipeline") from Plains Marketing, L.P. ("Plains"). The purchase price, including the reimbursement by Delek of certain costs incurred by Plains, was approximately $12.3 million.
The allocation of the aggregate purchase price of the Nettleton Pipeline as of December 31, 2012 is summarized as follows (in millions):

Property, plant and equipment	$8.6
Intangible assets	2.3
Goodwill (all is expected to be deductible for tax purposes)	1.4
$12.3
The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Nettleton, Texas to a junction at our Tyler refinery. Our refining segment pays our logistics segment for the use of the Nettleton Pipeline pursuant to the East Texas Crude Logistics Pipeline and Tankage Agreement. This asset was contributed to Delek Logistics at the time of the DKL Offering.

Big Sandy Acquisition
On February 7, 2012, we purchased (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. (the "Big Sandy Terminal") and (ii) the eight and five-eighths inch diameter Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P. (collectively, the "Big Sandy Acquisition"). The purchase price was approximately $11.0 million. Our refining segment pays terminalling fees to our logistics segment pursuant to a terminalling services agreement. This terminal was contributed to Delek Logistics as part of the DKL Offering.
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
Hopewell Acquisition
On July 19, 2013, we purchased a 13.5 mile pipeline from Enterprise TE Products Pipeline Company LLC (the "Hopewell Pipeline"). The Hopewell Pipeline originates at the Tyler refinery and terminates at the Hopewell delivery yard, where it connects to our pipeline that terminates at the Big Sandy Terminal. The aggregate purchase price was approximately $5.7 million, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.
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
Carrying value of inventories consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Refinery raw materials and supplies	$241.2	$155.7
Refinery work in process	60.8	45.5
Refinery finished goods	250.0	217.6
Retail fuel	18.5	19.3
Retail merchandise	28.0	25.1
Logistics refined products	21.2	14.4
Total inventories	$619.7	$477.6

At September 30, 2013 and December 31, 2012, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $41.3 million and $41.4 million, respectively.
Permanent Liquidations
During the three and nine months ended September 30, 2013, we incurred a permanent reduction in a LIFO layer resulting in a liquidation gain in our refinery inventory of a $1.2 million and $0.5 million, respectively. These liquidations were recognized as a component of cost of goods sold in the three and nine months ended September 30, 2013.
During the three and nine months ended September 30, 2012, we incurred a permanent reduction in a LIFO layer resulting in a liquidation gain (loss) in our refinery finished goods inventory in the amount of $4.9 million and $(0.9) million, respectively. These liquidations were recognized as a component of cost of goods sold in the three and nine months ended September 30, 2012.
5. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Master Supply and Offtake Agreement (the “Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”). Throughout the term of the Supply and Offtake Agreement, which expires on April 29, 2014, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 bpd of crude to our refinery in El Dorado, Arkansas (the "El Dorado refinery"). Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable of $15.1 million as of September 30, 2013 related to this settlement, which is included in other current assets on the condensed consolidated balance sheet. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third-parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. While title of the inventories will reside with J. Aron, this arrangement will be accounted for as a financing. Delek incurred fees of $2.1 million and $6.3 million during the three and nine month periods ended September 30, 2013 and 2012, which are included as a component of interest expense in the condensed consolidated statement of income.
Upon the expiration of the Supply and Offtake Agreement on April 29, 2014 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At September 30, 2013, Delek had 3.2 million barrels of inventory consigned for J. Aron and we have recorded liabilities associated with this consigned inventory of $332.1 million in the condensed consolidated balance sheet.
Each month, J. Aron sets target inventory levels for each product subject to pre-agreed minimum and maximum inventory levels for each product group. At September 30, 2013, we recorded a current payable of $0.2 million for forward commitments related to the month end actual consignment inventory levels differing from the month end consignment inventory target levels and the associated pricing with these inventory level differences. This amount is included with the consigned inventory liability and reflected in the Obligation under the Supply and Offtake Agreement in the condensed consolidated balance sheets.

6. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	September 30, 2013	December 31, 2012
MAPCO Revolver	$61.0	$77.0
DKL Revolver	161.0	90.0
Reliant Bank Revolver	10.0	4.0
Promissory notes	82.6	123.6
Term Loan Facility	53.8	67.0
Capital lease obligations	0.6	0.6
	369.0	362.2
Less: Current portion of long-term debt, notes payable and capital lease obligations	53.8	52.2
	$315.2	$310.0
MAPCO Revolver
On December 23, 2010, our subsidiary, MAPCO Express, executed a $200.0 million revolving credit facility (“MAPCO Revolver”) that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO Express, Fifth Third Bank as Administrative Agent and the lenders party thereto, as amended. As of September 30, 2013, we had $61.0 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $3.1 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of MAPCO Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At September 30, 2013, the weighted average borrowing rate was approximately 4.1%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2013, this fee was 0.50% per year. Amounts available under the MAPCO Revolver, as of September 30, 2013, were approximately $135.9 million.
Wells ABL
We have an asset-based loan revolving credit facility (“Wells ABL”) that includes an accordion feature which permits an increase in facility size of up to $600.0 million subject to additional lender commitments. In connection with the closing of our acquisition of Lion Oil, Delek executed an amendment to the Wells ABL (the “Wells ABL Amendment”) on April 29, 2011. Under the terms of the Wells ABL Amendment, among other things, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million, (ii) the swing line loan sub-limit was increased from $30.0 million to $40.0 million, (iii) the letter of credit sub-limit was increased from $300.0 million to $375.0 million, (iv) the maturity date of the facility was extended from February 23, 2014 to April 29, 2015, and (v) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Refining and Lion Oil. As of September 30, 2013, we had letters of credit issued under the facility totaling approximately $187.2 million and a nominal amount of outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At September 30, 2013, the weighted average borrowing rate was approximately 4.8%. Additionally, the Wells ABL requires us to pay a quarterly credit utilization fee dependent on the average unused revolving commitment. As of September 30, 2013, this fee was 0.75% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, net of a $20.0 million availability reserve requirement, as of September 30, 2013, was $140.6 million.
DKL Revolver
On November 7, 2012, Delek Logistics entered into a $175.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders. On July 9, 2013, the Delek Logistics amended and restated the agreement by entering into an Amended and Restated Senior Secured Revolving Credit Agreement with Fifth Third Bank as administrative agent, and a syndicate of lenders (the "DKL Revolver”). Delek Logistics and each of its existing subsidiaries are borrowers under the DKL Revolver. Under the terms of the DKL Revolver, the lender commitments were increased from $175.0 million to $400.0 million and a dual currency borrowing tranche was added that permits draw downs in US or Canadian dollars. The DKL Revolver also contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $450.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the “Holdings Note”) and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of September 30, 2013, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on November 7, 2017. Borrowings under the DKL Revolver bear interest at either US base rate, Canadian prime rate, LIBOR rate, or CDOR rate plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At September 30, 2013, the weighted average borrowing rate was approximately 2.0%. Additionally, the DKL Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2013, this fee was 0.25% per year. As of September 30, 2013, Delek Logistics had $161.0 million outstanding borrowings under the DKL Revolver, as well as letters of credit issued of $13.5 million. Amounts available under the DKL Revolver, as of September 30, 2013, were approximately $225.5 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank (“Reliant Bank Revolver”) that provides for unsecured loans of up to $10.0 million. As of September 30, 2013, we had $10.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2014, and bears interest at a fixed rate of 5.25%. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of September 30, 2013, the weighted average borrowing rate was approximately 5.25%. As of September 30, 2013, we had no undrawn amounts available under the Reliant Bank Revolver.
Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million, payable to the order of Bank Leumi USA (“Leumi Note”). The Leumi Note had a maturity date of October 1, 2015 and required quarterly principal amortization payments of $2.2 million. On July 1, 2013, the remaining outstanding amounts due under the Leumi Note were repaid in full and no obligations remain under the Leumi Note.
On October 5, 2010, Delek entered into two promissory notes, payable to the order of Israel Discount Bank of New York (“IDB”) in the principal amounts of $30.0 million and $20.0 million (collectively, the “IDB Notes”). The IDB Notes both mature on October 1, 2015 and require aggregate quarterly principal amortization payments of approximately $2.2 million. As of September 30, 2013, we had $9.1 million in total outstanding borrowings under the IDB Notes. The IDB Notes are secured by (i) all of our shares in Lion Oil, (ii) a guarantee by Lion Oil and its subsidiaries, (iii) a second priority lien on all assets of Lion Oil that secure the Term Loan Facility discussed below and (iv) a second priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Both IDB Notes bear interest at the greater of a fixed spread over various LIBOR tenors, as elected by the borrower, or an interest rate floor of 5.5%. As of September 30, 2013, the weighted average borrowing rate was 5.5% under both IDB Notes.
In 2011, Delek began construction on new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate Notes for each BTS project with Standard Insurance Company (collectively, the “Notes”) varying in size from $1.0 million to $2.2 million. The Notes bear interest at fixed rates, ranging from 5.0% to 6.4%. Each of the Notes is secured by the land, building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, we shall make payments of principal on each respective Note over a ten year term calculated using a 25 year amortization schedule. If any Note is not paid in full after the initial ten year period, we may continue to make monthly payments under the Note, however the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first twenty year period. The final maturity dates of the Notes range from June 1, 2036 to July 1, 2039. As of September 30, 2013, we have entered into 23 Notes related to these BTS projects and we have drawn approximately $23.1 million in total under the Notes.

On April 29, 2011, Delek entered into a $50.0 million promissory note (“Ergon Note”) with Ergon, Inc. (“Ergon”) in connection with the closing of our acquisition of Lion Oil. As of September 30, 2013, $40.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note (“Ergon Paline Note”) with Ergon Terminaling, Inc (“Ergon Terminaling”) in connection with the closing of the acquisition of all of the membership interests of Paline from Ergon Terminaling. The Ergon Paline Note was subsequently assigned by Ergon Terminaling to Ergon. As of September 30, 2013, $10.4 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately $2.1 million each commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at fixed rate equal to 6.0% per annum.
Term Loan Facility
On April 29, 2011, Delek entered into a $100.0 million term loan credit facility (“Term Loan Facility”) with Israeli Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. As of September 30, 2013, $53.8 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Delek to make four quarterly amortization payments of $1.5 million each commencing June 30, 2011, followed by sixteen quarterly principal amortization payments of $4.0 million each. The Term Loan Facility matures on April 29, 2016, and is secured by (i) all assets of Lion Oil (excluding inventory and accounts receivable), (ii) all of our shares in Lion Oil and (iii) a first priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Interest on the unpaid balance of the Term Loan Facility is computed at a rate per annum equal to the LIBOR Rate or the Reference Rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of September 30, 2013, the weighted average borrowing rate was approximately 5.5%.
Interest-Rate Derivative Instruments
Delek entered into interest rate swap and cap agreements for a total notional amount of $205.0 million. These agreements are intended to economically hedge floating interest rate risk related to our current debt. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging (ASC 815), the fair value of the derivatives is recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in 2015 and 2016. The estimated mark-to-market liability associated with our interest rate derivatives, as of September 30, 2013 and December 31, 2012, was $3.1 million and $4.7 million, respectively.
In accordance with ASC 815, we recorded non-cash income (expense) representing the change in estimated fair value of the interest rate swap and cap agreements of $0.2 million and $1.4 million for the three and nine months ended September 30, 2013, respectively, and $(0.2) million and $(1.0) million for the three and nine months ended September 30, 2012, respectively.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment for future transactions.
7. Income Taxes
At September 30, 2013, Delek had unrecognized tax benefits of $0.4 million which, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount was recognized related to unrecognized tax benefits during both the three and nine months ended September 30, 2013 and 2012.

8. Shareholders' Equity

Changes to equity during the nine months ended September 30, 2013 are presented below (in millions):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2012	$899.3	$178.7	$1,078.0
Net income	122.4	13.7	136.1
Unrealized gain on cash flow hedges	3.6	—	3.6
Common stock dividends	(41.8)	—	(41.8)
Distributions to non-controlling interest	—	(9.2)	(9.2)
Equity-based compensation expense	6.5	1.4	7.9
Exercise of equity-based awards	1.1	—	1.1
Income tax benefit of equity-based compensation expense	5.6	—	5.6
Taxes paid due to the net settlement of equity-based compensation	(2.6)	—	(2.6)
Purchase of common stock	(37.9)	—	(37.9)
Balance at September 30, 2013	$956.2	$184.6	$1,140.8

Dividends

During the nine months ended September 30, 2013, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Payment Date
February 6, 2013	$0.1000	February 26, 2013	March 19, 2013
March 5, 2013	$0.1000	March 26, 2013	April 16, 2013
May 8, 2013	$0.1500	May 28, 2013	June 18, 2013
June 20, 2013	$0.1000	July 9, 2013	July 30, 2013
August 6, 2013	$0.1500	August 27, 2013	September 17, 2013
September 23, 2013	$0.1000	October 8, 2013	October 29, 2013

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

9. Stock Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
Compensation expense for equity-based awards amounted to $2.2 million ($1.4 million, net of taxes) and $6.5 million ($4.2 million, net of taxes) for the three and nine months ended September 30, 2013 and $1.5 million ($0.9 million, net of taxes) and $4.2 million ($2.7 million, net of taxes) for the three and nine months ended September 30, 2012, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2013, there was $23.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.7 years.
We issued 80,199 and 517,876 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three and nine months ended September 30, 2013, respectively, and 1,109,878 and 1,454,575 during the three and nine months ended September 30, 2012, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. These withheld shares totaled 104,259 and 368,232 shares, respectively during the three and nine months ended September 30, 2013 and 1,199,935 and 1,216,891, respectively, during the three and nine months ended September 30, 2012.
Delek Logistics, GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for these awards was $0.5 million ($0.3 million, net of taxes) and $1.4 million ($0.9 million, net of taxes) for the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, there was $7.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 4.2 years.
10. Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding	59,093,721	58,979,301	59,195,337	58,448,063
Dilutive effect of equity instruments	633,523	1,167,632	902,300	827,798
Weighted average common shares outstanding, assuming dilution	59,727,244	60,146,933	60,097,637	59,275,861
Outstanding common share equivalents totaling 1,233,250 were excluded from the diluted earnings per share calculation for both the three and nine months ended September 30, 2013 and 428,962 and 1,304,637 for the three and nine months ended September 30, 2012, respectively, as these common share equivalents did not have a dilutive effect under the treasury stock method.
11. Segment Data
We report our operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
In conjunction with the DKL Offering, we reclassified certain operating segments. The majority of the assets previously reported as our marketing segment and certain assets previously operated by our refining segment were contributed to Delek Logistics. The results of the operation of these assets are now reported in our logistics segment. Further, certain operations previously included as part of our marketing segment were retained by Delek and are now reported as part of our refining segment. Also, as a result of the Tyler Acquisition, the assets acquired by Delek Logistics are now operated by and reported in our logistics segment. These assets were previously operated by and reported in our refining segment. The historical results of the operation of the assets transfered in the DKL Offering and the Tyler Acquisition have been reclassified to conform to the current presentation.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of September 30, 2013, we had 362 stores in total, consisting of 199 located in Tennessee, 89 in Alabama, 52 in Georgia, 9 in Arkansas and 8 in Virginia. The remaining 5 stores are located in Kentucky and Mississippi. The retail fuel and convenience stores operate under Delek’s MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 68 dealer locations as of September 30, 2013. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $3.6 million and $10.3 million during the three and nine months ended September 30, 2013, respectively, and $2.8 million and $9.2 million during the three and nine months ended September 30, 2012, respectively. Additionally, the refining segment pays crude transportation and storage fees to the logistics segment for the utilization of certain crude pipeline assets. These fees were $15.7 million and $39.4 million during the three and nine months ended September 30, 2013, respectively, and $3.7 million and $8.5 million during the three and nine months ended September 30, 2012, respectively. The refining segment sold finished product and services to the retail and logistics segments in the amount of $136.8 million and $319.4 million, respectively, during the three and nine months ended September 30, 2013 and $34.8 million and $126.6 million, respectively, during the three and nine months ended September 30, 2012. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended September 30, 2013
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,670.0	$484.1	$222.3	$0.5	$2,376.9
Intercompany fees and sales	136.8	—	21.0	(157.8)	—
Operating costs and expenses:
Cost of goods sold	1,710.6	434.3	218.2	(143.2)	2,219.9
Operating expenses	57.5	33.2	7.5	(1.6)	96.6
Segment contribution margin	$38.7	$16.6	$17.6	$(12.5)	60.4
General and administrative expenses					27.0
Depreciation and amortization					20.6
Other operating income					(0.1)
Operating income					$12.9
Total assets	$1,772.1	$437.4	$287.4	$251.3	$2,748.2
Capital spending (excluding business combinations)	$32.3	$9.5	$1.6	$9.4	$52.8

	Three Months Ended September 30, 2012
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,543.8	$495.5	$201.7	$(3.4)	$2,237.6
Intercompany fees and sales	34.8	—	6.5	(41.3)	—
Operating costs and expenses:
Cost of goods sold	1,341.2	450.6	192.6	(39.5)	1,944.9
Operating expenses	50.8	33.9	9.4	(1.3)	92.8
Segment contribution margin	$186.6	$11.0	$6.2	$(3.9)	199.9
General and administrative expenses					23.0
Depreciation and amortization					20.6
Other operating income					$(0.1)
Operating income					$156.4
Total assets	$1,592.8	$421.2	$290.0	$(24.5)	$2,279.5
Capital spending (excluding business combinations)	$10.5	$6.4	$5.4	$7.5	$29.8

	Nine Months Ended September 30, 2013
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,889.7	$1,426.8	$631.2	$0.9	$6,948.6
Intercompany fees and sales	319.4	—	53.1	(372.5)	—
Operating costs and expenses:
Cost of goods sold	4,728.4	1,287.4	614.0	(347.2)	6,282.6
Operating expenses	171.0	98.9	23.1	(2.4)	290.6
Segment contribution margin	$309.7	$40.5	$47.2	$(22.0)	375.4
General and administrative expenses					87.7
Depreciation and amortization					64.2
Other operating income					(1.6)
Operating income					$225.1
Capital spending (excluding business combinations)	$64.2	$21.6	$7.9	$23.6	$117.3

	Nine Months Ended September 30, 2012
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,541.4	$1,427.3	$584.8	$(11.3)	$6,542.2
Intercompany fees and sales	126.6	—	17.7	(144.3)	—
Operating costs and expenses:
Cost of goods sold	4,072.6	1,294.8	561.2	(147.6)	5,781.0
Operating expenses	152.0	96.0	20.6	(1.3)	267.3
Segment contribution margin	$443.4	$36.5	$20.7	$(6.7)	493.9
General and administrative expenses					74.7
Depreciation and amortization					61.2
Other operating income					$(0.1)
Operating income					$358.1
Capital spending (excluding business combinations)	$33.6	$17.6	$16.7	$12.3	$80.2

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three and nine months ended September 30, 2013 are as follows (in millions):

	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$851.3	$457.8	$229.8	$39.0	$1,577.9
Less: Accumulated depreciation	(183.7)	(165.9)	(33.3)	(3.7)	(386.6)
Property, plant and equipment, net	$667.6	$291.9	$196.5	$35.3	$1,191.3
Depreciation expense for the three months ended September 30, 2013	$9.9	$6.1	$2.6	$0.9	$19.5
Depreciation expense for the nine months ended September 30, 2013	$31.5	$18.6	$8.3	$2.5	$60.9
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
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2013 and December 31, 2012, was as follows (in millions):

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$18.5	$—	$18.5
Interest rate derivatives	—	0.2	—	0.2
Total assets	—	18.7	—	18.7
Liabilities
Commodity derivatives	—	(8.6)	—	(8.6)
Interest rate derivatives	—	(3.3)	—	(3.3)
Total liabilities	—	(11.9)	—	(11.9)
Net assets	$—	$6.8	$—	$6.8

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$3.5	$—	$3.5
Liabilities
Commodity derivatives	—	(4.1)	—	(4.1)
Interest rate derivatives	—	(4.7)	—	(4.7)
Total liabilities	—	(8.8)	—	(8.8)
Net liabilities	$—	$(5.3)	$—	$(5.3)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, and where the legal right of offset exists. As of September 30, 2013 and December 31, 2012, $5.1 million and $2.7 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the derivative positions with each counterparty.

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

The following table presents the fair value of our derivative instruments, as of September 30, 2013 and December 31, 2012. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets (in millions):

		September 30, 2013		December 31, 2012
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$6.6	$(3.8)	$—	$(0.5)
OTC commodity swaps(1)	Other current liabilities	—	—	1.5	(1.6)
Interest rate derivatives	Other long term assets	0.2	—	—	—
Interest rate derivatives	Other long term liabilities	—	(3.3)	—	(4.7)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	11.9	(4.8)	1.8	(1.8)
OTC commodity swaps(1)	Other current liabilities	—	—	0.2	(0.2)
Total gross fair value of derivatives		18.7	(11.9)	3.5	(8.8)
Less: Counterparty netting and cash collateral(2)		5.5	(10.6)	3.2	(5.9)
Total net fair value of derivatives		13.2	(1.3)	0.3	(2.9)

(1)
As of September 30, 2013 and December 31, 2012, we had open derivative contracts representing 8,658,000 barrels and 2,134,000 barrels, respectively, of crude oil and refined petroleum products. Of these open contracts, contracts representing 4,748,000 and 900,000 barrels were designated as hedging instruments as of September 30, 2013 and December 31, 2012, respectively.

(2)
As of September 30, 2013 and December 31, 2012, $5.1 million and $2.7 million, respectively, of cash collateral has been netted with the derivative positions with each counterparty. Included in these amounts is $2.0 million of cash collateral associated with our interest rate derivatives as of both September 30, 2013 and December 31, 2012.

Gains (losses) recognized associated with derivatives not designated as hedging instruments for the three and nine months ended September 30, 2013 and 2012 are as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	Income Statement Location	2013	2012	2013	2012
OTC commodity swaps	Cost of goods sold	$(9.3)	$(0.5)	$(9.9)	$(2.3)
Interest rate derivatives	Interest expense	0.2	(0.2)	1.4	(1.0)
	Total	$(9.1)	$(0.7)	$(8.5)	$(3.3)
Gains (losses) on our derivatives designated as cash flow hedging instruments for the three and nine months ended September 30, 2013 and 2012 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
OTC commodity swaps:
Loss (gain) recognized in OCI (effective portion)	$7.1	$(5.2)	$7.1	$(5.2)
Gain reclassified from accumulated OCI into cost of goods sold on closed positions (effective portion)	$—	$—	$0.6	$2.9
Gain (loss) recognized in cost of goods sold related to ineffectiveness	$1.2	$(0.7)	$1.2	$(0.9)

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013 and December 31, 2012, gains of $5.2 million and $0.4 million, respectively, on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. Gains of $0.4 million, net of tax, were reclassified into cost of sales during the nine months ended September 30, 2013. No gains or losses were reclassified into cost of sales during the three months ended September 30, 2013. For the three and nine months ended September 30, 2013 and 2012, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting.
14. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters.

A subsidiary of Lion Oil is party to a lawsuit involving a claim brought by a crude oil vendor. The lawsuit was filed in state court prior to our acquisition of Lion Oil and alleges that the Lion Oil subsidiary breached certain of its obligations under five buy/sell agreements to exchange crude oil. The claims against the Lion Oil subsidiary under four of the agreements have been dismissed. An amount was accrued related to the lawsuit as part of our acquisition of Lion Oil and, in the second quarter 2013, we reversed the majority of the accrual due to the dismissal of four of the five agreements in dispute. In the nine months ended September 30, 2013 we recognized a gain of $6.5 million on the reversal, which is included in other income, net, in the accompanying condensed consolidated statements of income. We settled on the remaining disputed agreement in October 2013 for approximately $0.8 million.

We experienced a security breach by third-party hackers that may have compromised the credit/debit card information of certain of our retail segment customers. The incident involved credit/debit card payments for transactions at certain retail locations between March 19-25, 2013, April 14-15, 2013 and April 20-21, 2013 and several lawsuits have been brought against us as a result of this incident. Although we are unable to definitively determine the extent of any potential losses related to this breach, we do not believe that this incident will have a material adverse effect on our business, financial position or results of operations.
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
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines may be subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act ("ICA") or by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate entities. We also comply with the reporting requirements for these pipelines. Other of our pipelines have received a waiver from application of FERC's tariff requirements but will comply with other regulatory requirements.
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
Environmental Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the United States Environmental Protection Agency (the "EPA"), the U.S. Department of Transportation/ Pipeline and Hazardous Materials Safety Administration, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our refineries, terminals, pipelines, underground storage tanks (“USTs”) and related operations, and may be subject to revocation, modification and renewal.
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
We carried a liability of approximately $10.9 million, as of September 30, 2013, primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for on-going investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of these facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the purchase. We expect approximately $0.8 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.1 million in other current assets and $0.7 million in other non-current assets in our condensed consolidated balance sheet as of September 30, 2013. Approximately $1.3 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of September 30, 2013, the amount accrued for such UST related remediation less than $0.1 million.
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

In 2008, the El Dorado refinery signed a Consent Administrative Order ("CAO") that was in effect through 2009 with the State of Arkansas with regard to wastewater discharges. In conjunction with three other area dischargers, including the city of El Dorado Water Utilities, the El Dorado refinery applied for and was granted a National Pollutant Discharge Elimination System permit for a combined discharge to the Ouachita River. In connection with the CAO, the El Dorado refinery and the three other dischargers agreed to design, construct and jointly operate an approximately 20 mile wastewater pipeline to convey the treated, commingled waste water to the Ouachita River. The EPA was not a party to the Arkansas CAO and in late 2011 referred an enforcement action to the DOJ with regard to historical and on-going waste water discharges. On July 15, 2013, the El Dorado refinery and the EPA entered into a consent decree relating to these waste water discharges. The consent decree required payment of a $0.5 million penalty, completion of the Ouachita River pipeline and certain interim actions by August 31, 2013. All requirements of the consent decree have been completed and we requested termination of the consent decree in October 2013.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter 2010 to partially reduce gasoline benzene levels. However, it is necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits have been acquired that we believe will be sufficient to cover our obligations through at least 2014, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits. A project to reduce gasoline benzene levels was completed at the El Dorado refinery in June 2011 and credits generated by the El Dorado refinery in the future can be used to partially meet the Tyler refinery's credit requirement.
Various legislative and regulatory measures to address climate change and greenhouse gas ("GHG") emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as mobile transportation sources. We are not aware of any state or regional initiatives for controlling existing GHG emissions that would affect our refineries. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. The EPA also has indicated that it intends to regulate refinery GHG emissions from new and existing sources through a New Source Performance Standard ("NSPS"), although there is no firm proposal or date for such regulation.
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
In mid-2012 the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants. In September 2012, the EPA finalized revisions to the NSPS for Petroleum Refineries (NSPS Subpart Ja) that primarily affects flares and process heaters. We believe our existing process heaters meet the applicable requirements and our refineries have not received any associated inquiries or requests for information and are not a party to any associated enforcement action at this time. Affected flares have three years to comply with the new standard and it is likely the standard will impact the way some flares at our Tyler and El Dorado refineries are designed and/or operated. We are planning capital projects at our refineries related to flare compliance with NSPS Subpart Ja that will be implemented in 2014-2016. The EPA has also announced its intent to further regulate refinery air emissions, through additional NSPS and National Emission Standards for Hazardous Air Pollutants to be proposed in 2014, but there is insufficient information regarding these rules to estimate the potential cost for compliance.
The Energy Independence and Security Act of 2007 ("EISA") increased the amounts of renewable fuel required to be blended into domestic transportation fuel supplies by the Energy Policy Act of 2005 to 32 billion gallons by 2022. The Renewable Fuel Standard - 2 rule finalized by the EPA in 2010 to implement EISA, requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 9.2% of combined gasoline and diesel volume in 2012, increasing to 9.6% in 2013 and escalating annually to approximately 18% by 2022. Because the mandate requires specified volumes of biofuels, if the demand for motor fuels decreases in future years even higher percentages of biofuels may be required. Alternatively, credits, called Renewable Identification Numbers ("RINs") can be used instead of physically blending biofuels. The Tyler refinery began supplying a 10% ethanol gasoline blend (E-10) in January 2008 and 5% biodiesel blends in June 2011. The El Dorado refinery completed projects at the truck loading rack in June 2011 to make E-10 available and in July 2012 to make biodiesel blends available. We anticipate that in 2013 we will internally, through our logistics, retail and refining segments, generate most of the RINs required to meet the obligations of our refineries, including a carryover of 2012 RINs, with a net surplus of biodiesel RINs that may be sold to purchase other RIN categories, if necessary. However, we believe it will be necessary for our refineries to purchase RINS on the open market to meet a small portion of our 2013 obligations.
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
On March 9, 2013, a release of crude oil was detected within a pumping facility at our Magnolia Station located west of the El Dorado refinery. We estimate that approximately 5,900 barrels of crude oil were released, of which all but approximately 2,650 barrels were contained at the Magnolia Station. Much of the remaining released crude oil reached a nearby small creek. Cleanup operations were coordinated with the EPA and state authorities to restore the impacted area. Other than maintaining a boom on a portion of the creek as a precautionary measure, cleanup operations were concluded on April 2, 2013 and we believe we recovered over 99% of released crude oil with no long term effects to the environment. Based on current information available to us, we do not believe the total costs associated with this event, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
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
Letters of Credit
As of September 30, 2013, Delek had in place letters of credit totaling approximately $205.7 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment, gasoline and diesel purchases for the logistics segment and fuel for the retail segment. No amounts were drawn by beneficiaries of these letters of credit at September 30, 2013.
15. Related Party Transactions

From the time of our initial public offering in May 2006 through March 20, 2013, Delek Group controlled more than 50% of our voting power. As a result, Delek Group and its controlling shareholder Mr. Itshak Sharon (Tshuva), could, without the consent of our other stockholders, control the election of our directors, influence our corporate and management policies and determine the outcome of any matter or corporate transaction submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. As of September 30, 2013, following the Delek Group Offering (defined below) and the Concurrent Stock Repurchase (defined below) and further sales of 2,000,000 and 1,500,000 shares of our common stock in June and August 2013, respectively, Delek Group beneficially owned approximately 30.5% of our outstanding common stock. Although Delek Group no longer controls more than 50% of the voting power in elections of our directors and other matters submitted to our stockholders for approval following the 2013 Annual Meeting, Delek Group will continue to influence the outcome of stockholder votes on such matters for so long as it controls a significant percentage of our voting power.

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
As of September 30, 2013, Delek was party to an amended and restated management and consulting agreement with Delek Group, pursuant to which key management personnel of Delek Group provided management and consulting services to Delek, including matters relating to long-term planning, operational issues and financing strategies. On November 5, 2013, Delek provided notice of termination of this agreement to Delek Group. As such, the agreement will terminate on December 5, 2013. As compensation, the agreement provided for payment to Delek Group of $150 thousand per calendar quarter payable within 90 days of the end of each quarter and reimbursement for reasonable out-of-pocket costs and expenses incurred. The agreement had an initial term of one year and continued thereafter until either party terminates the agreement upon 30 days’ advance notice.
16. Subsequent Events
Dividend Declaration
On November 5, 2013, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on December 17, 2013 to shareholders of record on November 26, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 12, 2013. Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. Unless the context otherwise requires, references to "Delek," "the Company," and "we," "our," or "us," and like terms refer to Delek US Holdings, Inc. and its consolidated subsidiaries.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products;

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	our ability to execute our strategy of growth through acquisitions and to avoid or mitigate transactional risks in acquisitions;

•	diminishment of value in long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly those conditions affecting levels of spending relating to travel and tourism or affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement and turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments;

•	potential conflicts of interest between our major stockholder and other stockholders; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" and in our other filings with the SEC.
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
Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) refining (2) logistics and (3) retail. Our refining segment operates independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude distillation capacity of 140,000 barrels per day ("bpd"). Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for our refining segment, as well as third parties. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 362 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.
On November 7, 2012, Delek Logistics Partners, LP ("Delek Logistics"), then a wholly owned indirect subsidiary of Delek, closed its initial public offering (the "DKL Offering") of 9,200,000 common units. We currently own a 60.3% limited partner interest in Delek Logistics and a 98.6% interest in the entity that owns the entire 2.0% general partner interest and all of the income distribution rights. Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with the DKL Offering and included certain assets formerly owned, or used by certain of our subsidiaries. In July 2013, Delek Logistics completed the acquisition of a terminal, storage tanks and related assets adjacent to the Tyler refinery from one of our other subsidiaries (the "Tyler Acquisition"). A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations.
In conjunction with the DKL Offering and the Tyler Acquisition, we have reclassified certain operating segments. The majority of the assets previously reported as our marketing segment and certain assets previously operated by our refining segment were contributed to Delek Logistics. The results of the operation of these assets are now reported in our logistics segment. Further, certain operations previously included as part of our marketing segment were not contributed to Delek Logistics and are now reported as part of our refining segment. The historical results of the operation of these assets have been reclassified to conform to the current presentation.
Our profitability in the refining segment is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refining margin.” The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refineries depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include the cost of crude, our primary feedstock, operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while increases in the cost of crude oil are often reflected in the prices of light refined products, the value of heavier products, such as asphalt, coke, carbon black oil, and liquefied petroleum gas (“LPG”) are typically less likely to move in parallel with crude cost. This may cause additional pressure on our realized margin.
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
Recent Developments

Tyler Acquisition

In July 2013, Delek Logistics completed the Tyler Acquisition, whereby it purchased a terminal, storage tanks and related assets adjacent to the Tyler refinery from Delek Refining, Ltd., a subsidiary within our refining segment. The cash paid for the assets acquired was $94.8 million, financed with proceeds from an amendment to the Delek Logistics' revolving credit agreement and cash on hand. The assets transferred include the refined products terminal located at the Tyler refinery, which consists of a truck loading rack with nine loading bays supplied by pipeline from storage tanks located at the refinery and ninety-six storage tanks and related assets (such as tank pumps and piping) located adjacent to the Tyler refinery.

In connection with the Tyler Acquisition, a subsidiary within our refining segment and a subsidiary within our logistics segment entered into a Throughput and Tankage Agreement pursuant to which our refining segment will pay throughput and storage fees to our logistics segment. Fees paid pursuant to this agreement are eliminated in consolidation. The Tyler Acquisition is considered a transfer between entities under common control. As such, the assets acquired and liabilities were transferred to Delek Logistics at historical basis instead of fair value.

Hopewell Acquisition
On July 19, 2013, we purchased a 13.5 mile pipeline from Enterprise TE Products Pipeline Company LLC (the "Hopewell Pipeline"). The Hopewell Pipeline originates at the Tyler refinery and terminates at the Hopewell delivery yard, where it connects to our pipeline that terminates at our light products terminal located in Big Sandy, Texas. The aggregate purchase price was approximately $5.7 million, which has been preliminarily allocated to property, plant and equipment.

North Little Rock Acquisition
On October 24, 2013, we purchased a refined product terminal in Little Rock, Arkansas from Enterprise Refined Products Pipeline Company LLC. The aggregate purchase price was approximately $7.2 million in cash, of which $5.0 million has been preliminarily allocated to property, plant and equipment. The remaining $2.2 million consists of purchased product inventory.
Return to Shareholders
Dividends
On September 23, 2013, our Board of Directors authorized a special dividend of $0.10 per share, which was paid on October 29, 2013 to shareholders of record on October 8, 2013. This special dividend was in addition to the regular dividend of $0.15 per share, declared on August 6, 2013 and paid on September 17, 2013 to shareholders of record on August 27, 2013.
Economic Overview
Consolidated net loss for the third quarter 2013 was $1.7 million, or $0.03 per diluted share, compared to net income of $94.5 million, or $1.57 per diluted share, in the same period last year. The third quarter 2013 results were negatively impacted by decreased margins in the refining segment, primarily due to a decline in the benchmark Gulf Coast crack spread to $12.30 per barrel in the third quarter 2013 compared to $29.96 per barrel during third quarter 2012.
Refining Segment
Refining segment contribution margin decreased to $38.7 million in the third quarter 2013, versus $186.6 million in the third quarter 2012. In the third quarter 2013 and 2012, the refining segment operated at a combined average utilization rate of 91.1% and 87.6%, respectively, and produced a combined 92.7% and 92.2% light products, respectively. The refining segment margin decreased due to less favorable market conditions, as the benchmark Gulf Coast crack spread averaged $12.30 per barrel in the third quarter 2013, compared to $29.96 per barrel during third quarter 2012. Further contributing to the decline in contribution margin was an increase in the cost of ethanol and biodiesel blending and an increase in the cost of crude oil. In addition, in the third quarter 2013, market dynamics were negatively affected by RINs, reducing gasoline margins in areas served by the El Dorado refinery.
The Tyler refinery produced approximately 97.3% light products, including petrochemicals, LPG and Natural Gas Liquids ("NGLs"), in the third quarter 2013 and 96.7% in the third quarter 2012. The Tyler refinery's refining margin was $8.56 per barrel sold in the third quarter 2013, compared to $22.01 per barrel sold in the third quarter 2012. The decrease in refining margin was primarily attributable to the decline in the Gulf Coast crack spread, combined with a narrowing of the WTI Midland crude discount relative to WTI Cushing, to $0.28 per barrel in the third quarter 2013 from $1.74 per barrel in the third quarter 2012. Sales volumes at the Tyler refinery increased 6.4% in the third quarter 2013 as compared to the same period in 2012 as a result of initiatives to improve refining operations and increase flexibility in the markets the Tyler refinery serves.
In the third quarter 2013 and 2012, the El Dorado refinery operated at an average utilization rate of 83.7% and 78.2%, respectively. El Dorado's low utilization rate in the third quarter 2012 was due to the temporary suspension of crude oil deliveries from a non-affiliated supplier's pipeline. This pipeline resumed operations in March 2013. The El Dorado refinery produced 88.7% and 88.2% light products, petrochemicals, LPG and NGLs, in the third quarters 2013 and 2012, respectively. The El Dorado refining margin was $5.36 per barrel sold during the third quarter 2013, compared to $17.20 per barrel sold during the third quarter 2012, due to the less favorable market conditions discussed above. Sales volumes at the El Dorado refinery increased 14.8% in the third quarter 2013 as compared to the same period in 2012, due to increased production resulting from improved access to Midland and rail sourced crude oil, as well as the resumption of deliveries from the non-affiliated supplier's pipeline that had been suspended during the third quarter 2012.
Retail Segment
Retail segment contribution margin increased to $16.6 million in the third quarter 2013, versus $11.0 million in the third quarter 2012. Retail fuel margin was $0.205 per gallon in the third quarter 2013, versus $0.139 in the prior-year period. The increased fuel margins were partially offset by a decline in merchandise margins, to 27.6% in the third quarter 2013, versus 28.6% in the third quarter 2012. Fuel margins benefited from decreased wholesale fuel costs, coupled with a less significant drop in retail prices. The decrease in merchandise margins can be attributed to the optimization of our retail cigarette pricing strategy.

At the conclusion of the third quarter 2013, the retail segment operated 362 locations, versus 372 locations in the prior-year period as we continue our divestiture of under-performing properties in favor of newer, large-format locations. In the third quarter 2013, we completed the construction of one new large-format retail store, for a total of six large-format retail stores during the first nine months of 2013. We expect to open an additional four to six large-format stores in the fourth quarter of 2013.
Logistics Segment
Logistics segment contribution margin increased to $17.6 million in the third quarter 2013, versus $6.2 million in the third quarter 2012, primarily due to higher volumes and margins achieved in our west Texas operations. Total west Texas sales volumes increased 13.5% to 18,966 bpd in the third quarter 2013, versus 16,714 bpd in the prior-year period, as regional demand trends for distillate products remained strong in the period. The higher margins at the logistics segment were also supported by positive economics associated with ethanol blending and the value of biofuel credits, called Renewable Identification Numbers ("RINs").
Market Trends
Our results of operations are significantly affected by the cost of the commodities that we purchase, process, produce and sell. Sudden change in petroleum prices is our primary source of market risk. Historically, our profitability has been affected by the volatility of commodity prices, including crude oil and refined products.
We continue to experience volatility in the energy markets. The price of WTI ranged from a high of $110.53 per barrel to a low of $97.99 per barrel during the first nine months of 2013 and averaged $105.94 and $96.21 per barrel in the first nine months of 2013 and 2012, respectively. The Gulf Coast crack spread ranged from a high of $37.07 per barrel to a low of $4.73 per barrel during the first nine months of 2013 and averaged $19.55 per barrel during the first nine months of 2013, compared to an average of $26.43 in the same period of 2012.
The price of WTI held an average discount of $3.85 per barrel when compared to Brent crude during the third quarter 2013, compared to a discount of $17.21 per barrel in the comparable period of 2012. As new pipelines and rail capabilities have increased access to crude oil supplies in the mid-continent region, we have experienced a decline in the crude oil price differential. For example, the WTI-Brent price differential narrowed to almost parity in early third quarter 2013. However, in the first nine months of 2013, as a result of these price differentials, inland refiners, like us, with access to discounted WTI or similarly priced crudes were competitively advantaged versus refiners in predominantly coastal markets.  Our Tyler and El Dorado refineries both had access to discounted WTI and WTI-linked crudes during the first nine months of 2013. During the third quarter 2013, we increased the volume of west Texas sourced crude being supplied to both of our refineries through improved pipeline access.
Environmental regulations continue to affect our margins in the form of the increasing cost of RINs. On a consolidated basis, we work to balance our RIN obligations in order to minimize the effect of RINs on our results. While we generate RINs in all three operating segments through our ethanol blending and biodiesel production, our refining segment needs to purchase RINs to satisfy its obligations. As a result, increase in the price of RINs can adversely affect our results of operations. The cost of ethanol RINS has fluctuated from an average of $0.04 in the third quarter 2012, to an average of $0.86 in the third quarter 2013. The cost of biodiesel RINS fluctuated from an average of $1.44 in the third quarter 2012, to an average of $1.61 in the third quarter 2013.
As part of our overall business strategy, management determines the cost to store crude, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude or other intermediate feedstocks based on various factors, including the crude pricing market in the Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude vendors, and any other factors which may impact the costs of crude. During the first nine months of 2013, crude and product inventories increased as compared to the end of 2012, due to line fill associated with various new and existing crude supply pipelines and inventory associated with increased throughput of product at both the Enterprise and Colonial pipeline systems.
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
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the nine months ended September 30, 2013, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Summary Financial and Other Information
The following table provides summary financial data for Delek:

	Three Months Ended		Nine Months Ended
Statement of Operations Data	September 30,		September 30,
	2013	2012	2013	2012
	(In millions, except share and per share data)
Net sales:
Refining	$1,806.8	$1,578.6	$5,209.1	$4,668.0
Logistics	243.3	208.2	684.3	602.5
Retail	484.1	495.5	1,426.8	1,427.3
Other	(157.3)	(44.7)	(371.6)	(155.6)
Total	2,376.9	2,237.6	6,948.6	6,542.2
Operating costs and expenses:
Cost of goods sold	2,219.9	1,944.9	6,282.6	5,781.0
Operating expenses	96.6	92.8	290.6	267.3
General and administrative expenses	27.0	23.0	87.7	74.7
Depreciation and amortization	20.6	20.6	64.2	61.2
Other operating income	(0.1)	(0.1)	(1.6)	(0.1)
Total operating costs and expenses	2,364.0	2,081.2	6,723.5	6,184.1
Operating income	12.9	156.4	225.1	358.1
Interest expense	9.6	11.2	28.0	35.9
Interest income	(0.1)	(0.1)	(0.3)	(0.1)
Other income, net	(0.1)	—	(6.8)	—
Total non-operating expenses	9.4	11.1	20.9	35.8
Income before taxes	3.5	145.3	204.2	322.3
Income tax expense	0.5	50.8	68.1	113.8
Net income	3.0	94.5	136.1	208.5
Net income attributed to non-controlling interest	4.7	—	13.7	—
Net income attributable to Delek	$(1.7)	$94.5	$122.4	$208.5
Basic (loss) earnings per share	$(0.03)	$1.60	$2.07	$3.57
Diluted (loss) earnings per share	$(0.03)	$1.57	$2.04	$3.52
Weighted average common shares outstanding:
Basic	59,093,721	58,979,301	59,195,337	58,448,063
Diluted	59,727,244	60,146,933	60,097,637	59,275,861

	Nine Months Ended September 30,
	2013	2012
Cash Flow Data:
Cash flows provided by operating activities	$33.1	$270.9
Cash flows used in investing activities	(128.1)	(107.6)
Cash flows used in financing activities	(78.5)	(71.4)
Net (decrease) increase in cash and cash equivalents	$(173.5)	$91.9

	Three Months Ended September 30, 2013
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,670.0	$484.1	$222.3	$0.5	$2,376.9
Intercompany fees and sales	136.8	—	21.0	(157.8)	—
Operating costs and expenses:
Cost of goods sold	1,710.6	434.3	218.2	(143.2)	2,219.9
Operating expenses	57.5	33.2	7.5	(1.6)	96.6
Segment contribution margin	$38.7	$16.6	$17.6	$(12.5)	60.4
General and administrative expenses					27.0
Depreciation and amortization					20.6
Other operating income					(0.1)
Operating income					$12.9
Total assets	$1,772.1	$437.4	$287.4	$251.3	$2,748.2
Capital spending (excluding business combinations)	$32.3	$9.5	$1.6	$9.4	$52.8

	Three Months Ended September 30, 2012
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,543.8	$495.5	$201.7	$(3.4)	$2,237.6
Intercompany fees and sales	34.8	—	6.5	(41.3)	—
Operating costs and expenses:
Cost of goods sold	1,341.2	450.6	192.6	(39.5)	1,944.9
Operating expenses	50.8	33.9	9.4	(1.3)	92.8
Segment contribution margin	$186.6	$11.0	$6.2	$(3.9)	199.9
General and administrative expenses					23.0
Depreciation and amortization					20.6
Other operating income					(0.1)
Operating income					$156.4
Total assets	$1,592.8	$421.2	$290.0	$(24.5)	$2,279.5
Capital spending (excluding business combinations)	$10.5	$6.4	$5.4	$7.5	$29.8

	Nine Months Ended September 30, 2013
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,889.7	$1,426.8	$631.2	$0.9	$6,948.6
Intercompany fees and sales	319.4	—	53.1	(372.5)	—
Operating costs and expenses:
Cost of goods sold	4,728.4	1,287.4	614.0	(347.2)	6,282.6
Operating expenses	171.0	98.9	23.1	(2.4)	290.6
Segment contribution margin	$309.7	$40.5	$47.2	$(22.0)	375.4
General and administrative expenses					87.7
Depreciation and amortization					64.2
Other operating income					(1.6)
Operating income					$225.1
Capital spending (excluding business combinations)	$64.2	$21.6	$7.9	$23.6	$117.3

	Nine Months Ended September 30, 2012
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,541.4	$1,427.3	$584.8	$(11.3)	$6,542.2
Intercompany fees and sales	126.6	—	17.7	(144.3)	—
Operating costs and expenses:
Cost of goods sold	4,072.6	1,294.8	561.2	(147.6)	5,781.0
Operating expenses	152.0	96.0	20.6	(1.3)	267.3
Segment contribution margin	$443.4	$36.5	$20.7	$(6.7)	493.9
General and administrative expenses					74.7
Depreciation and amortization					61.2
Other operating income					(0.1)
Operating income					$358.1
Capital spending (excluding business combinations)	$33.6	$17.6	$16.7	$12.3	$80.2

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2013 versus the Three Months Ended September 30, 2012
In the third quarters of 2013 and 2012, we generated net sales of $2,376.9 million and $2,237.6 million, respectively, an increase of $139.3 million, or 6.2%. The increase in net sales was primarily due to increases in sales volumes in the refining and logistics segments and an increase in merchandise sales in the retail segment in the third quarter 2013, compared to the same period in 2012, which were partially offset by decreases in fuel prices across all three operating segments.
Cost of goods sold was $2,219.9 million for the third quarter 2013 compared to $1,944.9 million for the third quarter 2012, an increase of $275.0 million, or 14.1%. The increase in cost of goods sold primarily resulted from the increases in sales volumes in the refining and logistics segments. The increase was partially offset by decreases in the cost of refined products in the logistics and retail segments.

Operating expenses were $96.6 million for the third quarter 2013 compared to $92.8 million for the third quarter 2012, an increase of $3.8 million, or 4.1%. The increase in operating expenses was primarily due to the expenses associated with operating the biodiesel facility acquired in January 2013, increased maintenance expenses in the refining segment and an increase in expenses associated with the increased production in the refining segment, partially offset by decreases in labor and maintenance costs in the logistics segment and advertising expenses related to our loyalty program in the retail segment.
General and administrative expenses were $27.0 million and $23.0 million for the third quarter 2013 and 2012, respectively, an increase of $4.0 million, or 17.4%. The increase in general and administrative expenses was primarily due to an increase in legal expenses and other taxes for the third quarter 2013, as compared to the same period of 2012. These increases were partially offset by a decrease in labor related expenses. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $20.6 million in both the third quarter 2013 and the third quarter 2012.
Other operating income was $0.1 million for both the third quarter 2013 and 2012.
Interest expense was $9.6 million for the third quarter 2013 compared to $11.2 million for the third quarter 2012, a decrease of $1.6 million, or 14.3%. The decrease was primarily attributable to decreases in interest costs under our credit facilities due to changes in debt utilization and interest rates thereunder, favorable mark-to-market impact of our interest rate hedges and a decrease in our deferred financing charges.
Income tax expense was $0.5 million for the third quarter 2013, compared to $50.8 million for the third quarter 2012, a decrease of $50.3 million, or 99.0%. Our effective tax rate was 14.3% for the third quarter 2013, compared to 35.0% for the third quarter 2012. The decrease in our effective tax rate in the third quarter 2013 was primarily due to an increase in federal tax incentives associated with our refinery operations and the reduction in taxable income associated with the non-controlling interest in Delek Logistics.
Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2013 versus the Nine Months Ended September 30, 2012
For the nine months ended September 30, 2013 and 2012, we generated net sales of $6,948.6 million and $6,542.2 million, respectively, an increase of $406.4 million, or 6.2%. The increase in net sales is primarily due to increases in sales volumes in all three operating segments in the third quarter 2013, compared to the same period in 2012, which were partially offset by decreases in refined product prices across all three operating segments.
Cost of goods sold was $6,282.6 million for the nine months ended September 30, 2013, compared to $5,781.0 million for the nine months ended September 30, 2012, an increase of $501.6 million, or 8.7%. The increase in cost of goods sold primarily resulted from increases in sales volumes in all three operating segments. The increase was partially offset by decreases in the cost of refined products across all three segments.
Operating expenses were $290.6 million for the nine months ended September 30, 2013, compared to $267.3 million for the nine months ended September 30, 2012, an increase of $23.3 million, or 8.7%. The increase in operating expenses primarily resulted from necessary planned maintenance activities during the first quarter 2013 at both the Tyler and El Dorado refineries, expenses associated with operating the biodiesel facility acquired in January 2013, an increase in expenses associated with the increased production in the refining segment and an increase in advertising related to our loyalty program and our shift to larger-format stores in the retail segment.
General and administrative expenses were $87.7 million for the nine months ended September 30, 2013, compared to $74.7 million for the nine months ended September 30, 2012, an increase of $13.0 million, or 17.4% . The increase is primarily attributable to increases in labor related expenses and outside services for the nine months ended September 30, 2013, as compared to the same period of 2012. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $64.2 million for the nine months ended September 30, 2013, compared to $61.2 million for the nine months ended September 30, 2012, an increase of $3.0 million, or 4.9%. This increase was primarily due to completed capital projects at the refining segment and the opening of new, large-format stores at the retail segment.
Other operating income was $1.6 million for the nine months ended September 30, 2013, compared to $0.1 million in the nine months ended September 30, 2012. The increase primarily related to a condemnation payment associated with one of our retail stores. There was $0.1 million of other operating income in the nine months ended September 30, 2012.
Interest expense was $28.0 million for the nine months ended September 30, 2013, compared to $35.9 million for the nine months ended September 30, 2012, a decrease of $7.9 million, or 22.0%. The decrease is attributable primarily due to decreases in interest costs under our credit facilities due to changes in debt utilization and interest rates thereunder and by favorable mark-to-market impact of our interest rate hedges, partially offset by increases in our deferred financing charges.
Income tax expense was $68.1 million for the nine months ended September 30, 2013, compared to $113.8 million for the nine months ended September 30, 2012, a decrease of $45.7 million, or 40.2%. Our effective tax rate was 33.3% for the nine months ended September 30, 2013, compared to 35.3% for the nine months ended September 30, 2012. The decrease in our effective tax rate in the nine months ended September 30, 2012 is primarily due to the reduction in taxable income associated with the non-controlling interest in Delek Logistics.

Operating Segments
We review operating results in three reportable segments: refining, logistics and retail.
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Tyler Refinery
Days operated in period	92	92	273	274
Total sales volume (average barrels per day)(1)	66,493	62,467	65,045	59,329
Products manufactured (average barrels per day):
Gasoline	33,040	32,444	34,719	31,202
Diesel/Jet	25,547	22,849	24,744	21,538
Petrochemicals, LPG, NGLs	2,941	2,868	2,536	2,422
Other	1,739	2,007	1,889	1,980
Total production	63,267	60,168	63,888	57,142
Throughput (average barrels per day):
Crude oil	60,585	60,092	59,239	55,246
Other feedstocks	3,295	497	5,665	2,379
Total throughput	63,880	60,589	64,904	57,625
Per barrel of sales(3):
Tyler refining margin(4)	$8.56	$22.01	$15.55	$20.71
Direct operating expenses(5)	$4.35	$4.40	$4.54	$4.85

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
El Dorado Refinery
Days operated in period	92	92	273	274
Total sales volume (average barrels per day)(2)	79,804	69,491	75,589	74,910
Products manufactured (average barrels per day):
Gasoline	35,916	30,514	34,006	31,849
Diesel	28,301	27,484	26,800	27,832
Petrochemicals, LPG, NGLs	742	1,198	1,179	1,303
Asphalt	7,290	8,489	8,139	9,483
Other	944	(589)	952	928
Total production	73,193	67,096	71,076	71,395
Throughput (average barrels per day):
Crude oil	66,920	62,592	65,895	66,106
Other feedstocks	8,269	7,165	5,253	6,755
Total throughput	75,189	69,757	71,148	72,861
Per barrel of sales(3):
El Dorado refining margin(4)	$5.36	17.20	$9.39	12.49
Direct operating expenses(5)	$4.04	3.98	$4.20	3.56

Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$105.94	$92.29	$98.21	$96.21
Mars crude oil (per barrel)	$104.92	104.37	$104.45	107.91
US Gulf Coast 5-3-2 crack spread (per barrel)	$12.30	$29.96	$19.55	$26.43
US Gulf Coast Unleaded Gasoline (per gallon)	$2.77	$2.87	$2.76	$2.87
Ultra low sulfur diesel (per gallon)	$3.02	$3.07	$2.99	$3.06
Natural gas (per MMBTU)	$3.55	$2.88	$3.69	$2.54
_____________________________

(1)
Sales volume includes 532 bpd and 1,745 bpd sold to the logistics segment during the three and nine months ended September 30, 2013, respectively, and 754 bpd and 554 bpd sold to the logistics segment during the three and nine months ended September 30, 2012, respectively. Sales volume also includes sales of 2,047 bpd and 1,253 bpd of intermediate products during the three and nine months ended September 30, 2013, respectively, and 4,466 bpd and 2,979 bpd of intermediate products during the three and nine months ended September 30, 2012, respectively.

(2)
Sales volume includes 9,466 bpd and 11,236 bpd sold to the retail segment during the three and nine months ended September 30, 2013 and 1,920 bpd and 2,684 bpd sold to the retail segment during the three and nine months ended September 30, 2012, respectively. Sales volume excludes 19,750 bpd and 21,534 bpd of buy/sell activity during the three and nine months ended September 30, 2013 and 14,678 bpd and 9,234 bpd of buy/sell activity during the three and nine months ended September 30, 2012, respectively.

(3)	“Per barrel of sales” information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) by the total barrels sold during the period.

(4)	“Refining margin” is defined as refinery net sales less cost of goods sold.

(5)	“Direct operating expenses” are defined as operating expenses attributed to the refining segment.
Comparison of the Three Months Ended September 30, 2013 versus the Three Months Ended September 30, 2012
Contribution margin for the refining segment in the third quarter 2013 was $38.7 million, or 64.1% of our consolidated contribution margin, compared to $186.6 million, or 93.3% of our consolidated segment contribution margin in the third quarter 2012. The decrease to the refining segment contribution margin was primarily attributable to the decreased margins at both the Tyler and El Dorado refineries, as compared to the same period in 2012. The decline in margins at both refineries, from a combined

$19.48 per barrel sold in the third quarter 2012 to $6.81 per barrel sold in the third quarter 2013, primarily resulted from a decline in the benchmark Gulf Coast crack spread to an average of $12.30 per barrel in the third quarter 2013, compared to an average of $29.96 per barrel during third quarter 2012.
Net sales for the refining segment were $1,806.8 million for the third quarter 2013 compared to $1,578.6 million for the third quarter 2012, an increase of $228.2 million, or 14.5%. The increase was primarily due to 6.4% and 14.8% increases in total sales volume at the Tyler and El Dorado refineries, respectively. During the third quarters 2013 and 2012, respectively, the refining segment sold $136.6 million and $34.8 million, or 9,998 bpd and 2,674 bpd, of finished product to the logistics and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the third quarter 2013 was $1,710.6 million compared to $1,341.2 million for the third quarter 2012, an increase of $369.4 million, or 27.5%. This increase is a result of the increase in sales volume at both refineries and an increase in the cost of WTI crude oil, from an average of $92.29 per barrel in the third quarter 2012 to an average of $105.94 in the third quarter 2013.
Our refining segment has multiple service agreements with our logistics segment which, among other things, requires the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $15.7 million and $3.7 million during the third quarters 2013 and 2012, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses were $57.5 million for the third quarter 2013 compared to $50.8 million for the third quarter 2012, an increase of $6.7 million, or 13.2%. The increase in operating expense was primarily due to the expenses associated with operating the biodiesel facility acquired in January 2013, increased maintenance expenses and increased expenses associated with increased production volumes.
Comparison of the Nine Months Ended September 30, 2013 versus the Nine Months Ended September 30, 2012
Contribution margin for the refining segment for the nine months ended September 30, 2013 was $309.7 million, or 82.5% of our consolidated contribution margin, compared to $443.4 million, or 89.8% of our consolidated segment contribution margin for the nine months ended September 30, 2012. The decrease to the refining segment contribution margin was primarily attributable to the decreased margins at both the Tyler and El Dorado refineries, as compared to the same period in 2012. The decline in margins at both refineries, from a combined $16.12 per barrel sold in the nine months ended September 30, 2012 to $12.24 per barrel sold in the nine months ended September 30, 2013, primarily resulted from a decline in the benchmark Gulf Coast crack spread to an average of $19.55 per barrel in the nine months ended September 30, 2013, compared to an average of $26.43 per barrel during the nine months ended September 30, 2012.
Net sales for the refining segment were $5,209.1 million for the nine months ended September 30, 2013, compared to $4,668.0 million for the nine months ended September 30, 2012, an increase of $541.1 million, or 11.6%. Net sales increased due primarily to a 9.6% increase in total sales volume at the Tyler refinery and an increase in buy/sell activity at the El Dorado refinery. During the nine months ended September 30, 2013 and 2012, respectively, the refining segment sold $318.8 million and $126.6 million, or 12,981 bpd and 3,238 bpd, of finished product to the logistics and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the nine months ended September 30, 2013 was $4,728.4 million compared to $4,072.6 million for the comparable 2012 period, an increase of $655.8 million, or 16.1%. This increase is primarily a result of the increased sales volume at the Tyler refinery and an increase in buy/sell activity at the El Dorado refinery.
Our refining segment has multiple service agreements with our logistics segment which, among other things, requires the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were$39.4 million and $8.5 million during the nine months ended September 30, 2013 and 2012, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses were $171.0 million for the nine months ended September 30, 2013, compared to $152.0 million for the nine months ended September 30, 2012, an increase of $19.0 million, or 12.5%. This increase in operating expense was primarily due to necessary planned maintenance activities during the first quarter 2013 at both the Tyler and El Dorado refineries, expenses associated with operating the biodiesel facility acquired in January 2013 and an increase in expenses associated with increased production volumes.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	61,698	58,708	55,988	55,875
West Texas wholesale marketing throughputs (average bpd) (2)	18,966	16,714	18,206	16,257
West Texas wholesale marketing margin per barrel	$1.63	$3.01	$2.41	$2.25
Terminalling throughputs (average bpd) (3)	74,024	15,465	73,996	16,355
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	47,675	44,492	47,331	46,989
Refined products pipelines to Enterprise Systems	52,301	42,862	47,691	44,495
SALA Gathering System	21,921	20,824	22,236	20,434
East Texas Crude Logistics System	10,148	58,652	24,104	54,164
_____________________________

(1)	Excludes jet fuel and petroleum coke

(2)	Excludes bulk ethanol and biodiesel

(3)
Consists of terminalling throughputs at our Tyler, Texas and Memphis and Nashville, Tennessee terminals. Throughput volumes at the Tyler, Texas terminal are for the period from July 27, 2013 through September 30, 2013. Prior to July 27, 2013, the Logistics segment did not record revenue for throughput at the Tyler, Texas terminal.  Throughputs for the Memphis and Nashville, Tennessee terminals are for all periods presented.

Comparison of the Three Months Ended September 30, 2013 versus the Three Months Ended September 30, 2012
Contribution margin for the logistics segment in the third quarter 2013 was $17.6 million, or 29.1% of our consolidated segment contribution margin, compared to $6.2 million, or 3.1% of our consolidated segment contribution margin in the third quarter 2012. The increase in the logistics segment contribution margin was primarily attributable to an increase in pipeline and transportation revenues in the third quarter 2013 as compared to the third quarter 2012, primarily attributable to the commercial agreements between the logistics and refining segments entered into in connection with the DKL Offering and Tyler Acquisition.
Net sales for the logistics segment were $243.3 million in the third quarter 2013 compared to $208.2 million for the third quarter 2012, an increase of $35.1 million, or 16.9%. The increase in net sales is primarily due to an increase in total sales volume, excluding bulk biofuels, which averaged 18,966 bpd in the third quarter 2013 compared to 16,714 bpd in the third quarter 2012, and an increase in revenues due to the operation of assets acquired in the Tyler Acquisition. These increases were partially offset by decreases in average sales prices of refined products. Net sales included $3.6 million and $2.8 million of net service fees paid by our refining segment to our logistics segment during the third quarter 2013 and 2012, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $15.7 million and $3.7 million in the third quarter 2013 and the third quarter 2012, respectively. The logistics segment also sold $1.7 million of RINs to the refining segment in the third quarter 2013. There were no RIN sales during the third quarter 2012. These intercompany sales and fees are eliminated in consolidation.
Cost of goods sold increased $25.6 million, or 13.3%, to $218.2 million in the third quarter 2013, from $192.6 million in the third quarter 2012. The increase was primarily attributable to the increase in sales volumes in the west Texas wholesale marketing operations and an increase in the cost per barrel sold, to $125.07 in the third quarter 2013, compared to $123.83 in the third quarter 2012.
Operating expenses in the logistics segment were approximately $7.5 million and $9.4 million for the third quarter 2013 and 2012, respectively, a decrease of $1.9 million, or 20.2%. The decrease in operating expenses was primarily due to decreases in maintenance costs, primarily those related to tank cleaning and repair in the third quarter 2013. Also contributing to the decrease were decreases in labor costs in the third quarter 2013 compared to the third quarter 2012.
Comparison of the Nine Months Ended September 30, 2013 versus the Nine Months Ended September 30, 2012
Contribution margin for the logistics segment for the nine months ended September 30, 2013 was $47.2 million, or 12.6% of our consolidated segment contribution margin, compared to $20.7 million, or 4.2% of our consolidated segment contribution margin for the nine months ended September 30, 2012. The increase in the logistics segment contribution margin was primarily attributable to higher margins achieved on our operations in west Texas for the nine months ended September 30, 2013 as compared to the comparable 2012 period. Further contributing to the increase in contribution margin was an increase in pipeline and transportation revenues in the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in these revenues is primarily attributable to the commercial agreements between the logistics and refining segments resulting from the DKL Offering and Tyler Acquisition.
Net sales for the logistics segment were $684.3 million for the nine months ended September 30, 2013 compared to $602.5 million for the nine months ended September 30, 2012, an increase of $81.8 million, or 13.6%. The increase in net sales was primarily due to the increase in total sales volume, excluding bulk biofuels, which averaged 18,206 bpd in the nine months ended September 30, 2013 compared to 16,257 bpd in the same period of 2012 and an increase in revenues due to the operation of the assets acquired in the Tyler Acquisition. These increases were partially offset by decreases in average sales prices. Net sales included $10.3 million and $9.2 million of net service fees paid by our refining segment to our logistics segment during the nine months ended September 30, 2013 and 2012, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $39.4 million and $8.5 million in the nine months ended September 30, 2013 and 2012, respectively. The logistics segment also sold $1.7 million of RINs to the refining segment in the nine months ended September 30, 2013. There were no RIN sales during the nine months ended September 30, 2012. These sales and fees are eliminated in consolidation.
Cost of goods sold increased $52.8 million, or 9.4%, to $614.0 million in the nine months ended September 30, 2013, approximating a cost per barrel sold of $123.54. This compares to cost of goods sold of $561.2 million in the nine months ended September 30, 2012, approximating a cost per barrel sold of $123.46. The increase was primarily attributable to the increase in sales volumes in the west Texas wholesale marketing operations.
Operating expenses in the logistics segment were approximately $23.1 million and $20.6 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $2.5 million, or 12.1%. The increase in operating expenses was primarily due to increases in labor and maintenance cost, primarily those related to tank cleaning and repair, for the nine months ended September 30, 2013.

Retail Segment
The table below sets forth certain information concerning our retail segment operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Number of stores (end of period)	362	372	362	372
Average number of stores	367	373	370	374
Retail fuel sales (thousands of gallons)	102,538	106,379	307,902	303,496
Retail fuel margin ($ per gallon)	$0.205	$0.139	$0.183	$0.148
Merchandise sales (in thousands)	$102,552	$100,020	$288,028	$287,777
Merchandise margin %	27.6%	28.6%	28.4%	29.2%
Change in same-store fuel gallons sold	(5.3)%	(0.8)%	0.1%	0.8%
Change in same-store merchandise sales	2.7%	0.5%	0.5%	4.0%
Comparison of the Three Months Ended September 30, 2013 versus the Three Months Ended September 30, 2012
Contribution margin for the retail segment increased to $16.6 million, or 27.5% of our consolidated contribution margin, in the third quarter 2013, versus $11.0 million, or 5.5% of our consolidated contribution margin, in the third quarter 2012. The increase was primarily due to an increase in fuel margins in the third quarter 2013, as compared to the third quarter 2012, which were partially offset by a decline in merchandise margins. The increase in fuel margins is primarily attributable to decreased wholesale fuel costs, coupled with a less significant drop in retail prices.
Net sales for our retail segment in the third quarter 2013 decreased 2.3% to $484.1 million from $495.5 million in the third quarter 2012. The decrease in net sales was primarily due to a decrease in fuel sales volumes and a decrease in the retail fuel price per gallon of 1.7% to an average price of $3.40 per gallon in the third quarter 2013 from an average price of $3.46 per gallon in the third quarter 2012. These decreases were partially offset by an increase in merchandise sales.
Retail fuel gallons sold were 102.5 million gallons for the third quarter 2013, compared to 106.4 million gallons for the third quarter 2012. Same-store fuel gallons sold decreased 5.3% for the third quarter 2013, compared to the third quarter 2012. Total fuel sales, including wholesale dollars, decreased 3.5% to $381.5 million in the third quarter 2013, compared to $395.5 million in the third quarter 2012.
Merchandise sales increased 2.5% to $102.6 million in the third quarter 2013 compared to $100.0 million in the third quarter 2012. Same-store merchandise sales increased 2.7%, primarily due to increases in the cigarette and other tobacco categories during the third quarter 2013 as compared to the same period in 2012.
Cost of goods sold for our retail segment decreased 3.6% to $434.3 million in the third quarter 2013 from $450.6 million in the third quarter 2012. This decrease was primarily due to the decrease in fuel sales volumes and a decrease in the average retail cost per gallon of 3.9%, to an average cost of $3.19 per gallon in the third quarter 2013 from an average cost of $3.32 per gallon in the third quarter 2012. These decreases were partially offset by an increase in merchandise costs.
Operating expenses were $33.2 million in the third quarter 2013 as compared to $33.9 million in the third quarter 2012, a decrease of $0.7 million, or 2.1%. This decrease was primarily attributable to a reduction in advertising related to our loyalty program in the third quarter 2013 as compared to the third quarter 2012.
Comparison of the Nine Months Ended September 30, 2013 versus the Nine Months Ended September 30, 2012
Contribution margin for the retail segment increased to $40.5 million, or 10.8% of our consolidated contribution margin, in the nine months ended September 30, 2013, versus $36.5 million, or 7.4% of our consolidated contribution margin, in the nine months ended September 30, 2012. This increase was primarily due to higher fuel margins during the nine months ended September 30, 2012, when compared to the same period in 2012, which were partially offset by a decline in merchandise margins.
Net sales for our retail segment in the nine months ended September 30, 2013 decreased $0.5 million, to $1,426.8 million from $1,427.3 million in the nine months ended September 30, 2012. The decrease in sales is primarily attributable to a decrease in the retail fuel price per gallon of 2.6% to an average price of $3.40 per gallon in the nine months ended September 30, 2013 from an average price of $3.49 per gallon in the same period in 2012. The decrease in the retail fuel price was partially offset by an increase in fuel sales volumes.
Retail fuel gallons sold were 307.9 million gallons for the nine months ended September 30, 2013, compared to 303.5 million gallons for the nine months ended September 30, 2012. Comparable store gallons increased 0.1% between the nine months ended September 30, 2013 and the nine months ended September 30, 2012.
Merchandise sales increased 0.1%, from $287.8 million to $288.0 million in the nine months ended September 30, 2013 compared to the same period in 2012. The increases in merchandise sales was primarily due to an increase in cigarette and other tobacco sales, partially offset by decreases in the beer and soft drink categories during the nine months ended September 30, 2013, as compared to the same period in 2012.
Cost of goods sold for our retail segment decreased 0.6% to $1,287.4 million in the nine months ended September 30, 2013 compared to $1,294.8 million in the same period in 2012. This decrease was primarily due to the decrease in the average retail cost per gallon of 3.6%, or an average cost of $3.22 per gallon in the nine months ended September 30, 2013 when compared to an average cost of $3.34 per gallon in the same period in 2012, which was partially offset by an increase in fuel sales volumes.
Operating expenses were $98.9 million in the nine months ended September 30, 2013 compared to $96.0 million in the same period in 2012, an increase of $2.9 million, or 3.0%. This increase was primarily due to an increase in advertising related to our loyalty program during the nine months ended September 30, 2013 compared to the same period in 2012 and our continued shift to larger-format stores.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine Months Ended September 30,
	2013	2012
Cash Flow Data:
Cash flows provided by operating activities	$33.1	$270.9
Cash flows used in investing activities	(128.1)	(107.6)
Cash flows used in financing activities	(78.5)	(71.4)
Net (decrease) increase in cash and cash equivalents	$(173.5)	$91.9
Cash Flows from Operating Activities
Net cash provided by operating activities was $33.1 million for the nine months ended September 30, 2013, compared to $270.9 million for the comparable period of 2012. The decrease in cash flows from operations in the first nine months of 2013 from the same period in 2012 was primarily due to an increase in accounts receivable and inventory attributable to line fill associated with various new and existing crude supply pipelines and inventory associated with increased throughput of product at both the Enterprise and Colonial pipeline system, as well as a decrease in net income for the nine months ended September 30, 2013, to $136.1 million, from $208.5 million in the same period of 2012. These decreases were partially offset by an increase in obligations under the Supply and Offtake Agreement associated with the increase in inventories and accounts payable and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities was $128.1 million for the first nine months of 2013, compared to $107.6 million in the comparable period of 2012. This increase is primarily due to an increase in capital expenditures in the first nine months of 2013, compared to the same period of 2012. This was partially offset by the cash paid in connection with both the Nettleton and Big Sandy acquisitions in the first quarter 2012 of $23.3 million, versus cash paid of $10.8 million in the first quarter 2013 for the Beacon and Hopewell Acquisitions.
Cash used in investing activities includes our capital expenditures during the first nine months of 2013 of approximately $117.3 million, of which $68.8 million was spent on projects in the refining segment, $21.6 million was spent in the retail segment, $3.3 million was spent at our logistics segment and $23.6 million was spent at the holding company level. During the nine months ended September 30, 2012, we spent $80.2 million, of which $49.7 million was spent on projects in our refining segment, $17.6 million was spent in our retail segment, $0.6 million was spent at our logistics segment and $12.3 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash used in financing activities was $78.5 million in the nine months ended September 30, 2013, compared to $71.4 million in the comparable period of 2012. The increase in cash used in financing activities is primarily due to repayments of promissory notes of $65.8 million in the nine months ended September 30, 2013, compared to repayments of $26.5 million in the comparable 2012 period, the Concurrent Stock Repurchase of $37.9 million in the first quarter 2013, and an increase in dividends paid, due to the payment of special dividends and an increase in our regular quarterly dividend. These were partially offset by an increase in net borrowings under our revolving credit facilities of $61.0 million in the nine months ended September 30, 2013, compared to net proceeds of $27.9 million in the comparable period of 2012 and the repayment of notes payable to a related party of $66.5 million in the nine months ended September 30, 2012.

Cash Position and Indebtedness
As of September 30, 2013, our total cash and cash equivalents were $428.2 million and we had total indebtedness of approximately $369.0 million. Borrowing availability under our four separate revolving credit facilities was approximately $502.0 million and we had letters of credit issued of $205.7 million. We believe we were in compliance with our covenants in all debt facilities as of September 30, 2013.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2013 were $117.3 million, of which approximately $68.8 million was spent in our refining segment, $21.6 million in our retail segment, $3.3 million in our logistics segment and $23.6 million at the holding company level. Our capital expenditure budget is approximately $192.0 million for 2013. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2013 and planned capital expenditures for the full year 2013 by operating segment and major category (in millions):

	Full Year 2013 Forecast	Nine Months Ended September 30, 2013
Refining:
Sustaining maintenance, including turnaround activities	$54.9	$18.4
Regulatory	23.2	14.7
Discretionary projects	41.6	35.7
Refining segment total	119.7	68.8
Logistics(1):
Regulatory	0.5	0.1
Sustaining maintenance	4.8	2.6
Discretionary projects	1.2	0.6
Logistics segment total	6.5	3.3
Retail:
Sustaining maintenance	9.8	6.3
Growth/profit improvements	1.6	1.2
Retrofit/rebrand/re-image	9.9	6.8
Raze and rebuild/new/land	13.5	7.3
Retail segment total	34.8	21.6
Other:
Growth/profit improvements	$8.0	$6.5
New builds	$23.0	$17.1
Other total	$31.0	$23.6
Total capital spending	$192.0	$117.3

(1)
The actual and forecasted capital spending for the logistics segment does not include capital expenditures prior to July 26, 2013 of $4.6 million related to the assets acquired by the logistics segment in the Tyler Acquisition. These expenditures are reflected in the actual and forecasted spending of the refining segment.

In the third quarter 2013, we increased our total capital spending forecast for 2013 to $192.0 million, up from the prior forecast of $174.5 million. We increased our forecast for the refining segment by $10.8 million, due primarily to the shift of planned turnaround activities into the fourth quarter 2013, from the first quarter 2014. We further increased our capital forecast in the retail segment by $4.4 million due to increased spending for equipment in new store locations. For the full year 2013, we plan to spend approximately $34.8 million in the retail segment, $9.9 million of which is expected to include the re-imaging of at least 18 to 20 existing stores. We spent $6.8 million on these projects in the nine months ended September 30, 2013. In addition, we plan to spend $13.5 million for the full year 2013 on construction of approximately 8 to 10 new prototype locations at existing and new sites and $1.6 million on other profit and growth improvements in existing stores. We expect to spend approximately $119.7 million in our refining segment for the full year 2013. The full year 2013 refining segment forecast includes $23.2 million on regulatory projects, $14.7 million of which was spent in the nine months ended September 30, 2013. In addition, we plan to spend approximately $54.9 million on maintenance projects and approximately $41.6 million for other discretionary projects in the refining segment in the full year 2013. We plan to spend $6.5 million in the logistics segment for the full year 2013.
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

Item 5. OTHER INFORMATION
Dividend Declaration
On November 5, 2013, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on December 17, 2013 to shareholders of record on November 26, 2013.

Employment Agreement with Chief Executive Officer
On November 5, 2013, the Company’s Board of Directors (the “Board”) approved an employment agreement with Ezra Uzi Yemin, the Company’s Chairman, President and Chief Executive Officer (the “Agreement”). The Agreement is effective November 1, 2013 and succeeds his prior employment agreement that expired on October 31, 2013. Under the terms of the Agreement, Mr. Yemin will continue to serve as the Company’s Chief Executive Officer and as the Chairman of the Board. The Agreement specifies that Mr. Yemin’s base salary shall be no less than the annualized equivalent of $880,000 and sets his annual bonus target for the 2014 fiscal year at 140% of his base salary. Additionally, Mr. Yemin will be eligible to participate in the Company’s long-term incentive plans that may be in effect from time to time for the Company and its subsidiaries, including, without limitation, the Company’s 2006 Long-Term Incentive Plan and the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "Logistics LTIP"), on terms commensurate with his position and duties, as determined by the Board on an annual basis. The Agreement eliminates most of the perquisites previously provided to Mr. Yemin under his prior employment agreement.
Mr. Yemin is also entitled to severance and change in control benefits under the terms of the Agreement. If Mr. Yemin’s employment is terminated by the Company without Cause (as defined in the Agreement) or is terminated by Mr. Yemin for Good Reason (as defined in the Agreement) other than in the context of a Change in Control (as defined in the Agreement), Mr. Yemin will be entitled to receive (i) an amount equal to the product of (A) the sum of Mr. Yemin’s base salary and target annual bonus, in each case as in effect immediately prior to the notice of termination (the “Separation Base Amount”) multiplied by (B) two, (ii) the costs of continuing COBRA health insurance coverage for Mr. Yemin’s family for 18 months following termination (the “Health Benefit Continuation”), (iii) the annual bonus to which Mr. Yemin would have otherwise been entitled if his employment had continued through the end of the bonus year based upon the actual performance of the Company, prorated for the period of actual employment during the bonus year (the “Post-Employment Annual Bonus”), and (iv) the immediate vesting of unvested equity awards granted to Mr. Yemin under the Company’s long-term incentive plans but, in the case of performance awards, only to the extent that the applicable performance period has elapsed through the date of termination and, in the case of other awards, only to the extent that the awards would have otherwise vested within six months following the date of termination.
If within two years following a Change in Control (as defined in the Agreement) Mr. Yemin’s employment is terminated by the Company other than for Cause (as defined in the Agreement) or by Mr. Yemin for Good Reason (as defined in the Agreement), Mr. Yemin will be entitled to receive (i) an amount equal to the product of (A) the Separation Base Amount multiplied by (B) three, (ii) the Health Benefit Continuation, (iii) the Post-Employment Annual Bonus and (iv) the immediate vesting of all unvested equity awards granted to Mr. Yemin under the Company’s long-term incentive plans.

Other Compensatory Arrangements with Chief Executive Officer
In connection with the approval of the Agreement, the Board also approved a further award of a 4.0% membership interest (the “GP Interest”) in Logistics GP, the general partner of Delek Logistics, to Mr. Yemin. Mr. Yemin is also the Chief Executive Officer and Chairman of the board of directors of Logistics GP and the holder of a 1.0% equity interest in Logistics GP by virtue of a prior award on March 10, 2013. The GP Interest will be granted on December 10, 2013 and half of it will vest immediately. Subject to his continued employment with the Company, a 0.50% membership interest will vest on June 10, 2014 and a 0.25% membership interest will vest every six months thereafter through June 10, 2017. The GP Interest is subject to restrictions on transfer under Logistics GP’s limited liability company agreement. As a member of Logistics GP, Mr. Yemin will participate in its future profits and losses from operations, distributions from operations and liquidation value. Logistics GP is entitled to distributions in respect of its 2.0% general partner interest and its incentive distribution rights in Delek Logistics. Any Logistics

GP distributions payable in respect of unvested membership interests will be paid to Mr. Yemin in arrears upon vesting of such interest.
If Mr. Yemin’s employment is terminated for Cause (as defined in the Agreement), he will forfeit the GP Interest, whether vested or unvested. Upon termination of his employment for any reason other than for Cause, he will have the right to require Logistics GP to repurchase the vested portion of the GP Interest, and Logistics GP will have the right to repurchase the vested portion of the GP Interest, in each case, at its fair market value, determined in accordance with Logistics GP’s limited liability company agreement. In addition, Logistics GP, in its sole discretion, can cause any unvested portion of the GP Interest to vest upon an Exchange Transaction or a GP Exchange Transaction (each as defined in Logistics GP’s limited liability company agreement).
Finally, the conflicts committee of the board of directors of Logistics GP approved, upon the recommendation of the Board and contingent upon Mr. Yemin’s execution of the Agreement, the acceleration of 97,955 Delek Logistics phantom units granted under the Logistics LTIP representing limited partner interests in Logistics Partners. These phantom units were granted to Mr. Yemin on December 10, 2012 and were scheduled to vest ratably every six months through December 10, 2017. These phantom units will now vest on December 10, 2013 and the 97,952 phantom units that will remain unvested after December 10, 2013 will continue vest ratably every six months through December 10, 2017.

Termination of Management and Consulting Agreement with Delek Group
On November 5, 2013, the Company notified Delek Group that the First Amended and Restated Management and Consulting Agreement (the “Management and Consulting Agreement”), dated as of May 1, 2011, by and between Delek Group, the Company’s former controlling stockholder, and the Company will terminate effective December 5, 2013. Under the terms of the Management and Consulting Agreement, the Company will owe Delek Group a prorated amount of the $150,000 quarterly fee payable under the Management and Consulting Agreement for the period beginning October 1, 2013 through the termination date, but will not pay any other fees or penalties in connection with the termination. As of September 30, 2013, Delek Group beneficially owned approximately 30.5% of the outstanding shares of the Company’s common stock.

Item 6. EXHIBITS

Exhibit No.		Description
10.1
Amended and Restated Credit Agreement, dated July 9, 2013, by and among Delek Logistics Partners, LP, Fifth Third Bank, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 12, 2013).

10.2
Tyler Throughput & Tankage Agreement, executed as of July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2013).

10.3
Amended and Restated Omnibus Agreement, dated as of July 26, 2013, among Delek US Holdings, Inc., Delek Refining, Ltd., Delek Marketing & Supply, LP, Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 1, 2013).

10.4	+
Amendment No. 2 and Consent dated July 16, 2013 to asset backed revolving Credit Agreement dated February 23, 2010, by and among, Delek Refining Ltd., as borrower, and a consortium of lenders including Wells Fargo Capital Finance, LLC, as administrative agent.

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
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

+
Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act. Omitted portions have been filed separately with the Securities Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 7, 2013

EXHIBIT INDEX

Exhibit No.		Description
10.1
Amended and Restated Credit Agreement, dated July 9, 2013, by and among Delek Logistics Partners, LP, Fifth Third Bank, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 12, 2013).

10.2
Tyler Throughput & Tankage Agreement, executed as of July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2013).

10.3
Amended and Restated Omnibus Agreement, dated as of July 26, 2013, among Delek US Holdings, Inc., Delek Refining, Ltd., Delek Marketing & Supply, LP, Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 1, 2013).

10.4	+
Amendment No. 2 and Consent dated July 16, 2013 to asset backed revolving Credit Agreement dated February 23, 2010, by and among, Delek Refining Ltd., as borrower, and a consortium of lenders including Wells Fargo Capital Finance, LLC, as administrative agent.

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
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

+
Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act. Omitted portions have been filed separately with the Securities Exchange Commission.