Form 10-Q/A
period 2013-09-30
Delek US Holdings, Inc.
filed 2013-12-17
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
Delek US Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 7, 2013 (the “Form 10-Q”), as an exhibit only filing in response to communications with staff of the Securities and Exchange Commission regarding Exhibit 10.4 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.4 in order to correct formatting errors contained in the exhibit as originally filed. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q. Except as noted above, this report does not reflect events occurring after the filing of the Form 10-Q and does not modify or update the disclosure in the Form 10-Q in any way.

PART II.
OTHER INFORMATION
Item 6. EXHIBITS

Exhibit No.		Description
10.4	+
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
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: December 17, 2013

Exhibit Index

Exhibit No.		Description
10.4	+
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

5