Form 10-K
period 2013-12-31
Delek US Holdings, Inc.
filed 2014-03-03
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 18 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐

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

Large accelerated filer     ☑    Accelerated filer  ☐         Non-accelerated filer ☐    Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates as of June 28, 2013 was approximately $1,123,021,703, based upon the closing sale price of the registrant's common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.

At February 21, 2014, there were 60,234,682 shares of the registrant's common stock, $.01 par value, outstanding.

Documents incorporated by reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

Unless otherwise indicated or the context requires otherwise, the terms "Delek," "we," "our," "Company" and "us" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. See also "Glossary of Terms" included in Item 1, Business, of this Annual Report on Form 10-K for definitions of certain business and industry terms used herein.

Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward-looking statements. These forward-looking statements generally are identified by the words "may," "will," "should," "could," "would," "predicts," "intends," "believes," "expects," "plans," "scheduled," "goal," "anticipates," "estimates" and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A, Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also "Forward-Looking Statements" included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

PART I

ITEM 1.    BUSINESS

Company Overview

We are an integrated energy business focused on petroleum refining, the transportation, storage and wholesale of crude oil and intermediate and refined products and convenience store retailing. Delek US Holdings, Inc. ("Holdings"), a Delaware corporation formed in 2001, is the sole shareholder or owner of membership interests of Delek Refining, Inc. ("Delek Refining"), Delek Finance, Inc., Delek Marketing & Supply, LLC, Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, LLC, Delek Logistics Services Company, MAPCO Express, Inc. ("MAPCO Express"), MAPCO Fleet, Inc., NTI Investments, LLC, GDK Bearpaw, LLC, Delek Land Holdings, LLC, and Delek Helena, LLC ("Helena"). In addition, as of December 31, 2013, we owned a 60.0% limited partner interest in Delek Logistics, and a 96.6% interest in Delek Logistics GP, LLC ("Logistics GP"), which owns a 2.0% general partner interest in Delek Logistics Partners, LP ("Delek Logistics"), a publicly traded master limited partnership that we formed in April 2012. Our business consists of three operating segments: refining, logistics and retail.

Our refining segment operates independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude distillation capacity of 140,000 bpd. The Tyler refinery sells the majority of its production over a refinery truck rack owned and operated by our logistics segment to supply the local market in the east Texas area. The El Dorado refinery sells a portion of its production at the refinery truck rack, which is owned and operated by our logistics segment, but the majority of the refinery's production is shipped into the Enterprise Pipeline System and our logistics segment's El Dorado Pipeline system to supply a combination of pipeline bulk sales and wholesale rack sales at terminal locations along the pipeline, including Shreveport, Louisiana, North Little Rock, Arkansas, Memphis, Tennessee, and Cape Girardeau, Missouri. The majority of the crude oil we purchased in 2013 was sourced from inland domestic sources originating primarily from areas of Texas and Arkansas. We also receive crude oil delivered by rail car to the El Dorado refinery that originates primarily from other parts of the United States and Canada. In 2013, we increased amounts of Midland, Texas-sourced crude oil at both refineries. We believe our ability to access these cost-advantaged feedstocks provides a competitive advantage compared to refineries that purchase more expensive U.S. Gulf Coast and foreign crude oils. Our refining segment also owns and operates two biodiesel facilities involved in the production of biodiesel fuels and related activities, the second of which was purchased in January 2014, and a currently idle pipeline and terminal in Helena, Arkansas. The terminal is located on the Mississippi River in Helena, Arkansas, contains a dock, and could be used for crude oil or finished products. The Helena assets are currently out of service and will require capital investment to be restored to working order. However, these assets give us rights of way and an idled pipeline which terminates in El Dorado, Arkansas and offers flexibility to increase crude access and light product outlets for the El Dorado refinery.

Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for both our refining segment and third parties. The logistics segment owns approximately 400 miles of crude oil transportation pipelines, approximately 190 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 7.6 million barrels of active shell capacity. Our logistics segment owns and operates eight terminals and markets light products using third-party terminals.

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 361 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.

At December 31, 2012, approximately 52.9% of the shares of our common stock were beneficially owned by Delek Group Ltd. (“Delek Group”), a conglomerate that is domiciled and publicly traded in Israel. Delek Group owns significant interests in energy related businesses and is controlled indirectly by Mr. Itshak Sharon (Tshuva). On March 20, 2013, Delek Group completed the sale of 9,000,000 shares of our outstanding common stock in a secondary offering and the sale of 1,000,000 shares to us. Further, Delek Group sold 2,000,000 and 1,500,000 shares of our common stock in June and August 2013, respectively. As of December 31, 2013, no representatives of Delek Group served on our Board of Directors but Delek Group continued to beneficially own approximately 30.5% of our outstanding shares.  While Delek Group no longer controls more than 50% of our voting power and has no representation on our Board of Directors, Delek Group and its controlling stockholder, Mr. Itshak Sharon (Tshuva), may continue to influence the election of our directors, our corporate and management policies (including the declaration of dividends) and the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions, for so long as they control a significant percentage of our voting power.

On January 31, 2012, we completed the acquisition of an approximately 36 miles long, 8 and 10 inch pipeline system (the "Nettleton Pipeline") from Plains Marketing, L.P. ("Plains") (the "Nettleton Acquisition"). The purchase price, including the reimbursement by Delek of certain costs incurred by Plains, was approximately $12.3 million. The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Nettleton, Texas to our refinery in Tyler, Texas.

On February 7, 2012, we purchased (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. (the "Big Sandy Terminal") and (ii) the 8-inch diameter pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P (the "Big Sandy Pipeline") (collectively, the "Big Sandy Acquisition"). The purchase price was approximately $11.0 million. Our refining segment pays terminalling, storage and pipeline throughput fees to our logistics segment pursuant to a terminalling services agreement. This terminal, along with the Big Sandy Pipeline, was contributed to Delek Logistics as part of its initial public offering.

On January 10, 2013, we purchased a biodiesel facility, including the real property and other related assets involved in the production of biodiesel fuels and related activities from Beacon Energy (Texas) Corp (the "Beacon Facility"). The aggregate purchase price was approximately $5.3 million.

On December 31, 2013, we purchased a 149-mile pipeline and terminal from an affiliate of Enterprise Product Partners L.P. for $5.0 million (the "Helena Acquisition"). The pipeline is a 10-inch diameter line that runs from El Dorado, Arkansas to a terminal in Helena, Arkansas (the "Helena Pipeline"). The terminal is located on the Mississippi River in Helena, Arkansas, contains a dock, and could be used for crude oil or finished products (the "Helena Terminal") (collectively, the "Helena Assets"). The Helena Assets are currently out of service and will require capital investment to be restored to working order. This purchase gives us rights of way and an idled pipeline that terminates in El Dorado, Arkansas and offers flexibility to increase crude access and light product outlets for the El Dorado refinery.
Delek Logistics

On November 7, 2012, Delek Logistics closed its initial public offering (the "DKL Offering") of 9,200,000 common limited partner units at a price of $21.00 per unit. Headquartered in Brentwood, Tennessee, Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with the DKL Offering and included certain assets formerly owned, or used by, our subsidiaries, including Marketing and Lion Oil and our former subsidiary, Paline Pipeline Company, LLC ("Paline"). A substantial majority of Delek Logistics' assets are currently integral to Delek’s refining and marketing operations. We received net proceeds of approximately $171.8 million from the DKL Offering, after deducting offering expenses and debt issuance costs.

On July 19, 2013, Delek Logistics purchased a 13.5-mile pipeline from Enterprise TE Products Pipeline Company LLC (the "Hopewell Pipeline"). The Hopewell Pipeline originates at the Tyler refinery and terminates at the Hopewell delivery yard, where it connects to our pipeline that terminates at the Big Sandy Terminal. The Hopewell Pipeline and the Big Sandy Pipeline form essentially one pipeline link between the Tyler refinery and the Big Sandy Terminal (collectively, the Hopewell Pipeline and the Big Sandy Pipeline are referred to as the "Tyler-Big Sandy Pipeline"). The aggregate purchase price was approximately $5.7 million.

On July 26, 2013, Delek Logistics completed the acquisition of a terminal, storage tanks and related assets adjacent to the Tyler refinery from one of our other subsidiaries (the "Tyler Acquisition"). The cash paid for the assets acquired was $94.8 million, financed with proceeds from Delek Logistics' revolving credit agreement and cash on hand.

On October 24, 2013, Delek Logistics purchased a refined product terminal in Little Rock, Arkansas from Enterprise Refined Products Pipeline Company LLC (the "North Little Rock Terminal"). The aggregate purchase price was approximately $7.2 million, including $2.2 million in refined product inventory.

On January 2, 2014, we purchased a biodiesel plant in Crossett, Arkansas (the "Crossett Facility") from Pinnacle Biofuels, Inc. for an aggregate purchase price of approximately $11.1 million. The Crossett Facility has a production capacity of approximately 10 million gallons per year. The Crossett Facility produced biodiesel exclusively for Delek under a tolling agreement prior to this acquisition.

On February 10, 2014, Delek Logistics completed the acquisition of certain storage tanks and the products terminal located at the El Dorado refinery from Lion Oil for $95.9 million in cash (the "El Dorado Acquisition").

We have agreements with Delek Logistics that establish fees for certain administrative and operational services provided by Delek and its subsidiaries to Delek Logistics, provide certain indemnification obligations and other matters and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us. Delek Logistics is a variable interest entity as defined under United States generally accepted accounting principles ("GAAP") and is consolidated into our consolidated financial statements. Intercompany transactions with Delek Logistics and its subsidiaries are eliminated in our consolidated financial statements.

Our Business Strategies
Historically, we have grown through acquisitions, as demonstrated by the acquisitions of the Tyler refinery and El Dorado refinery in 2005 and 2011, respectively. In 2006, we purchased finished product terminals in Abilene and San Angelo, Texas, with an interconnecting pipeline between the two terminals. Additionally, we purchased logistics assets with the acquisition of Paline in 2011, the Nettleton Acquisition and the Big Sandy Acquisition in 2012 and acquisitions of the Hopewell Pipeline and the North Little Rock Terminal in 2013. We also purchased the Beacon Facility and the Helena Assets in 2013. We expect to continue to acquire assets that complement our existing assets and/or broaden our geographic presence as a major element of our business strategy. In addition to acquisitions, we are also focused on improving our operations through internal projects to increase flexibility, enhance efficiencies and provide organic growth.

Improve Crude Slate Flexibility
We believe we have improved our crude source flexibility by increasing pipeline access to Midland-sourced crude supplies. Improved pipeline access began at the Tyler refinery in April 2013, allowing access to 52,000 bpd of Midland-sourced crude, an increase of 17,000 bpd. The El Dorado refinery began receiving 20,000 bpd of Midland-sourced crude through increased pipeline access in May 2013 and this amount increased to 35,000 bpd in June 2013. The total increase of approximately 52,000 bpd, to 87,000 bpd, of Midland-sourced crude improved our overall margins in 2013 by replacing crude sources that are currently more expensive.
In addition to improved pipeline access, the construction of a new rail facility with two off-loading racks at the El Dorado refinery was completed in 2013. The offloading capacity of these racks is approximately 12,000 bpd of heavy crude or up to 25,000 bpd of light crude. In addition, a third-party rail facility adjacent to the El Dorado refinery can offload up to 20,000 bpd of light crudes. These facilities give the El Dorado refinery the ability to receive increased volumes of Canadian, Bakken, Eagleford, Cushing and other cost-advantaged crude by rail. In addition, we've added cars to our rail fleet by purchasing 35 cars in 2013 and ordering an additional 100 to be delivered in each 2014 and 2015. The combination of improved pipeline access and increased rail-supplied crude is expected to allow the El Dorado refinery to operate at capacity without relying on Gulf Coast crude supplies.
Finally, to better explore and take advantage of opportunities created by continued growth in Canadian oil production, Delek formed DK Canada Energy, ULC ("Delek Canada") in the third quarter 2013. An office was opened in Calgary and is staffed with two professionals handling financial and operational responsibilities. Efforts continue to be focused on increasing the amounts of crude oil that can be purchased for El Dorado to be delivered by rail and supplying crude to third parties.

Information About Our Segments
We prepare segment information on the same basis on which we review financial information for operational decision making purposes. In conjunction with the DKL Offering, we reclassified certain operating segments. The majority of the assets previously reported as our marketing segment and certain assets previously operated by our refining segment were contributed to Delek Logistics. The results of the operation of these assets are now reported in our logistics segment. Further, certain operations previously included as part of our marketing segment were retained by Holdings and are now reported as part of our refining segment. The historical results of the operation of these assets have been reclassified to conform to the current presentation.
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

Both of our refineries are located in the U.S. Gulf Coast Region (PADD 3), which is one of the five PADD regional zones established by the U.S. Department of Energy where refined products are produced and sold. Refined product prices generally differ within each of the five PADDs.

Refining System Feedstock Purchases
Our refining system purchases crude oil and other feedstocks through term agreements, some of which may include renewal provisions, and through spot market transactions. The majority of the crude oil we purchase is sourced from inland domestic sources. The majority of our domestic inland crude purchases originate in areas of Texas and Arkansas. In 2012, we also began purchasing crude delivered by rail car that originates primarily in other parts of the United States and Canada. A large portion of the crude oil currently purchased at both the Tyler and El Dorado refineries is priced at a differential to the price per barrel of WTI. In most cases, this differential is established during the month prior to the month in which the crude oil is processed at our refineries.

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

Refining Segment - Tyler Refinery

Our Tyler refinery has a nameplate crude throughput capacity of 60,000 bpd. The Tyler refinery is currently the only major distributor of a full range of refined petroleum products within a radius of approximately 100 miles of its location. The refinery is situated on approximately 100 out of a total of approximately 600 contiguous acres of land (excluding pipelines) that we own in Tyler, Texas and adjacent areas.

The Tyler refinery is designed to process mainly light, sweet crude oil, which is typically of a higher quality than heavier, sour crudes. The Tyler refinery has access to crude oil pipeline systems that allow us access to East Texas, West Texas, Gulf of Mexico and foreign crude oils. Most of the crude supplied to the Tyler refinery is delivered by third-party pipelines and through pipelines owned by our logistics segment.

The table below sets forth information concerning crude oil received at the Tyler refinery:

	Percentage of Crude Oil Received
	Year Ended December 31,
Origin	2013	2012
East Texas crude oil	11.5%	18.8%
WTI crude oil	88.5%	81.2%

The Tyler refinery has a crude oil processing unit with a 60,000 bpd atmospheric column and a 21,000 bpd vacuum tower. The other major processing units at the Tyler refinery include a 20,200 bpd fluid catalytic cracking unit, a 6,500 bpd delayed coking unit, a 22,000 bpd naphtha hydrotreating unit, a 13,000 bpd gasoline hydrotreating unit, a 22,000 bpd distillate hydrotreating unit, a 17,500 bpd continuous regeneration reforming unit, a 5,000 bpd isomerization unit, and a sulfuric alkylation unit with a alkylate production capacity of 4,720 bpd. The Tyler refinery has a Nelson Complexity Factor of 9.5.

The fluid catalytic cracking unit and delayed coker enabled us to produce approximately 97.0% light products in 2013, including primarily a full range of gasoline, diesel, jet fuels, liquefied petroleum gas and natural gas liquids.

The table below sets forth information concerning the throughput at the Tyler refinery:

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Bpd	%	Bpd	%	Bpd	%
Refinery throughput (average barrels per day):
Crude:
Sweet	58,327	92.1%	56,426	94.2%	54,291	89.7%
Sour	—	—%	—	—%	1,737	2.9%
Total crude	58,327	92.1%	56,426	94.2%	56,028	92.6%
Other blendstocks	4,970	7.9%	3,450	5.8%	4,492	7.4%
Total refinery throughput	63,297	100.0%	59,876	100.0%	60,520	100.0%

The Tyler refinery primarily produces two grades of gasoline (premium - 93 octane and regular - 87 octane), as well as jet fuels and aviation gasoline. Diesel and jet fuel products produced at the Tyler refinery include military specification jet fuel, commercial jet fuel, low sulfur diesel and ultra-low sulfur diesel. The Tyler refinery offers both E-10 and biodiesel blended products. In addition to higher-value gasoline and distillate fuels, the Tyler refinery produces small quantities of propane, refinery grade propylene and butanes, petroleum coke, slurry oil, sulfur and other blendstocks.

The table below sets forth information concerning the Tyler refinery's production slate:

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Bpd	%	Bpd	%	Bpd	%
Products produced (average barrels per day):
Gasoline	33,791	54.2%	33,045	55.8%	32,407	54.3%
Diesel/jet	24,374	39.1%	21,883	37.0%	22,521	37.7%
Petrochemicals, LPG, NGLs	2,292	3.7%	2,268	3.8%	2,205	3.7%
Other	1,847	3.0%	1,989	3.4%	2,564	4.3%
Total production	62,304	100.0%	59,185	100.0%	59,697	100.0%

The vast majority of our transportation fuels and other products are sold directly from a terminal located at the Tyler refinery. This refined products terminal, which consists of a truck loading rack with nine loading bays (the "Tyler Terminal") supplied by pipeline from storage tanks located at the refinery, as well as approximately 96 storage tanks and related assets (such as tank pumps and piping) located adjacent to the Tyler refinery (the "Tyler Tank Assets") were sold by Delek Refining, Ltd., a subsidiary within our refining segment, to Delek Logistics in July 2013 for $94.8 million.

As a result of our ability to deliver most of our gasoline and diesel fuel production directly into the local market through our terminal located at the Tyler refinery, we believe our customers benefit from lower transportation costs compared to alternative sources. Our customers include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, the U.S. government and independent retail fuel operators.

The Tyler refinery's ten largest customers accounted for $1,649.0 million, or 60.9%, of net sales for the Tyler refinery in 2013. One customer accounted for $287.1 million, or 10.6% of the Tyler refinery's net sales in 2013.

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

The El Dorado refinery is designed mainly to process a combination of sweet, medium-sour and heavy crude oils that blend into a medium gravity sour crude oil. The refinery receives crude by several delivery points, including local crude and other third party pipelines that connect directly into the El Dorado Pipeline System, which runs from Magnolia, Arkansas to the El Dorado refinery (the "El Dorado Pipeline System"), and rail at third party terminals.

In 2013, we purchased crude oil for the El Dorado refinery from inland-sourced crude from east and west Texas, local sources, including crude gathered through the SALA Gathering System, which is a local domestic crude oil gathering system in the adjacent Arkansas area production fields operated by the logistics segment (the "SALA Gathering System"), rail and reduced amounts of Gulf Coast crude. Logistical constraints limit local producers' ability to ship crude oil economically to regional refineries. Therefore, we are able to purchase local crude at a discount to other crudes, such as WTI or WTS. At present, J. Aron and Company ("J. Aron"), through arrangements with various oil companies, supplies a substantial portion of the El Dorado refinery's crude oil input requirements pursuant to an amended and restated Master Supply and Offtake Agreement ( the "S&O Agreement").

The table below sets forth information concerning crude oil received at the El Dorado refinery:

	Percentage of Crude Oil Received
	Year Ended December 31,
Origin	2013	2012
Domestic inland/local crude oil	85.9%	79.0%
Canadian crude oil	10.2%	1.0%
US Gulf Coast crude oil	2.9%	17.2%
Other foreign crude oil	1.0%	2.8%

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

The table below sets forth information concerning the throughput at the El Dorado refinery:

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Bpd	%	Bpd	%	Bpd	%
Refinery throughput (average barrels per day):
Crude:
Sweet	36,324	49.8%	29,982	41.0%	11,063	13.8%
Sour	29,563	40.6%	35,393	48.3%	62,733	78.4%
Total crude	65,887	90.4%	65,375	89.3%	73,796	92.2%
Other blendstocks(1)	6,872	9.6%	7,797	10.7%	6,258	7.8%
Total refinery throughput	72,759	100.0%	73,172	100.0%	80,054	100.0%

(1)	Includes denatured ethanol and biodiesel.

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

In 2013, gasoline, diesel, liquefied petroleum gas and natural gas liquids accounted for approximately 87.9% of the El Dorado refinery's production, while 12.1% of the product slate included various grades of asphalt, black oils and other residual products.

The table below sets forth information concerning the El Dorado refinery's production slate:

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011(1)
	Bpd	%	Bpd	%	Bpd	%
Products produced (average barrels per day):
Gasoline	34,908	48.7%	33,411	46.8%	33,231	41.8%
Diesel	27,097	37.8%	27,163	38.1%	26,726	33.6%
Petrochemicals, LPG, NGLs	997	1.4%	1,318	1.8%	1,399	1.8%
Asphalt	7,691	10.8%	6,897	9.7%	14,820	18.7%
Other	949	1.3%	2,583	3.6%	3,267	4.1%
Total production	71,642	100.0%	71,372	100.0%	79,443	100.0%

(1)	This information has been calculated based on the 247 days we operated the El Dorado refinery following its acquisition in 2011.

Products manufactured at the El Dorado refinery are sold to retailers through spot sales, commercial contracts and through exchange agreements in markets in Arkansas, Memphis, Tennessee and north into the Ohio River Valley region. The refinery connection to the Enterprise Pipeline System is a key means of product distribution for the refinery because it provides access to third-party terminals in multiple Mid-Continent markets located adjacent to the system. The refinery also supplies products to exchange partners on the Colonial pipeline systems.

The El Dorado refinery's ten largest customers accounted for $1,645.5 million, or 40.9%, of the El Dorado refinery's net sales in 2013. No single customer accounted for more than 10% of the El Dorado refinery's net sales in 2013.

Logistics Segment

Overview

Our logistics segment consists of Delek Logistics, a publicly traded master limited partnership, and its subsidiaries. Our consolidated financial statements include its consolidated financial results. As of December 31, 2013, we owned a 60.0% limited partner interest in Delek Logistics, a 96.6% interest in Logistics GP, which owns a 2.0% general partner interest in Delek Logistics, and all of the incentive distribution rights.

Our logistics segment owns and operates crude oil and intermediate and refined products logistics and marketing assets. It generates revenue and contribution margin, which we define as net sales less cost of goods sold and operating expenses, by charging fees for gathering, transporting and storing crude oil and intermediate product and for marketing, distributing, transporting and storing refined products. A substantial majority of the logistics segment's existing assets are both integral to and dependent upon the successful operation of our refining segment's assets as the logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and east Texas in support of the Tyler and El Dorado refineries. In addition to intercompany services, the logistics segment also provides some crude oil transportation services for, and terminalling and wholesale marketing services to, third parties in Texas, Tennessee and Arkansas.

Logistics Segment - Wholesale Marketing and Terminalling

The logistics segment's wholesale marketing and terminalling business provides wholesale marketing and terminalling services to the refining segment and to independent third parties from whom it receives fees for marketing, transporting, storing and terminalling refined products. It generates revenue by (i) providing marketing services for the refined products output of the Tyler refinery, (ii) engaging in wholesale activity at owned terminals in Abilene and San Angelo, Texas, as well as at terminals owned by third parties in Texas, whereby it purchases light products for sale and exchange to third parties, and (iii) providing terminalling services to independent third parties and the refining segment. Three terminals, located in El Dorado, Arkansas, Memphis, Tennessee and North Little Rock, Arkansas, throughput refined product produced at the El Dorado refinery. The Tyler Terminal supports the Tyler refinery, and another terminal, located in Big Sandy, Texas, became capable of providing throughput for refined products produced at the Tyler refinery at the end of 2013.

Logistics Segment - Pipelines and Transportation
The logistics segment's pipelines and transportation business owns approximately 400 miles of crude oil transportation pipelines, approximately 48 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 6.6 million barrels of active shell capacity. These assets are primarily divided into the following operating systems:

•	the Lion Pipeline System, which transports crude oil to, and refined products from, the El Dorado refinery (the "Lion Pipeline System");

•	the SALA Gathering System, which gathers and transports crude oil production in southern Arkansas and northern Louisiana, primarily for the El Dorado refinery;

•	the Paline Pipeline System, which primarily transports crude oil from Longview, Texas to a third-party terminal in Nederland, Texas;

•	the East Texas Crude Logistics System, which currently transports a small portion of the crude oil delivered to the Tyler refinery (the "East Texas Crude Logistics System");

•	the Tyler-Big Sandy Pipeline, which is a pipeline link between the Tyler refinery and the Big Sandy Terminal;

•	the Tyler Tank Assets; and

•	the El Dorado Tank Assets.

Logistics Segment Supply Agreements

Under a contract with Noble Petro, Inc., we can purchase up to 20,350 bpd of petroleum products for the Abilene terminal for sales and exchange at Abilene and San Angelo. This agreement runs through December 2017. Purchases made under this supply agreement accounted for 61.7% of the total purchases made by the logistics segment during the year ended December 31, 2013.

Additionally, we had a contract to purchase up to an additional 7,000 bpd of refined products under the terms of a contract with Magellan Asset Services, L.P (the "East Houston Contract"). The East Houston Contract was terminated in January 2014. The primary purpose of this second contract was to supply products at third-party terminals in Aledo, Frost, Big Spring and

Odessa, Texas. Purchases made under this supply agreement accounted for 34.4% of the total purchases made by the logistics segment during the year ended December 31, 2013. The logistics segment is currently purchasing spot barrels from third parties for sale to wholesale customers on similar terms as it did under the East Houston Contract.

Logistics Segment Operating Agreements With Delek

Delek Logistics has various, long-term, fee-based commercial agreements with Delek and its subsidiaries which establish fees for certain pipeline transportation, terminal throughput, finished product marketing and storage services. These agreements have various initial terms which expire, depending on the specific contracts, at different times from in 2017 through 2022. Each of these agreements required Delek or its subsidiary to operate at minimum volume commitments or pay for certain minimum storage capacities. The revenues associated with these related party operating agreements are eliminated in consolidation.

Logistics Segment Customers

Our logistics segment has various types of customers, including major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, and independent retail fuel operators. The largest customer accounted for 17.7% of our logistics segment net sales in 2013, and the top ten customers, including our refining segment, accounted for 60.8% of the logistics segment net sales in 2013.

Logistics Segment Seasonality

The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. Varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. In addition, our refining segment often performs planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors can affect the need for crude oil or finished products by our customers and therefore limit our volumes or throughput during these periods, and we expect that our operating results will generally be lower during the first and fourth quarters of the calendar year.

Logistics Segment Competition

Our logistics segment faces competition for the transportation of crude oil from other pipeline owners whose pipelines (i) may have a location advantage over our pipelines, (ii) may be able to transport more desirable crude oil to third parties, or (iii) may be able to transport crude oil or finished product at a lower tariff. In addition, the wholesale marketing and terminalling business in general is also very competitive. Our owned refined product terminals, as well as the other third party terminals we use to sell refined products, compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be competitively served by any terminal. Two key markets in west Texas that we serve from our company-owned facilities are Abilene and San Angelo, Texas. We have direct competition from an independent refinery that markets through another terminal in the Abilene market. There are no competitive fuel loading terminals within approximately 90 miles of our San Angelo terminal.

Logistics Segment Activity

The following table summarizes our activity in the wholesale marketing and terminalling portion of our logistics segment:

	Year Ended December 31,
	2013	2012	2011
Operating Information:
West Texas marketing throughputs (average bpd) (1)	18,156	16,523	15,493
Terminalling throughputs (average bpd) (2)	75,438	15,420	17,907
East Texas marketing throughputs (average bpd)	58,773	57,574	57,047

(1)	Excludes bulk ethanol and biodiesel

(2)
Consists of terminalling throughputs at our Tyler and Big Sandy, Texas, North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals. Throughput volumes at the Tyler, Texas terminal are for the period from July 27, 2013 through December 31, 2013. Prior to July 27, 2013, the logistics segment did not record revenue for throughput at the Tyler, Texas terminal.  Throughputs for the North Little Rock Terminal are for the 69 days Delek operated the terminal following its acquisition in October 2013. Throughputs for the Memphis and Nashville, Tennessee terminals for the year ended December 31, 2011 are for the 247 days Delek operated these terminals following their acquisition in April 2011. The Big Sandy Terminal had no throughputs for the year ended December 31, 2013, even though it became operational during the fourth quarter.

The following table summarizes our activity in the pipelines and transportation portion of our logistics segment:

	Year Ended December 31,
	2013	2012	2011
Throughputs (average bpd)
Lion Pipeline System (1):
Crude pipelines (non-gathered)	46,515	46,027	57,442
Refined products pipelines to Enterprise Systems	49,694	45,220	45,337
SALA Gathering System (1)	22,152	20,747	17,676
East Texas Crude Logistics System	19,896	55,068	55,341

(1)	Throughputs for the year ended December 31, 2011 are for the 247 days Delek operated these pipeline systems following their acquisitions in April 2011.

Retail Segment

Overview
As of December 31, 2013, we operated 361 retail fuel and convenience stores located throughout the southeastern United States. More than 94% of our stores were located in Tennessee, Alabama and Georgia, with additional stores located in Arkansas,

Virginia, Kentucky and Mississippi. Our retail locations operate primarily under the MAPCO Express®, MAPCO Mart®, Discount Food MartTM, Fast Food and FuelTM, East Coast®, Delta Express® and Favorite Markets® brands.
During the past several years we have reimaged or newly constructed approximately 57.1% of our store network, in each instance adopting the MAPCO Mart® brand. A reimaged location will typically include the re-configuring of the interior of the store, including remodeling surfaces, as well as replacement of certain inside equipment, remodeling the exterior of the store, and new outdoor signage. During 2013, we spent $53.8 million on reimaging 17 stores and constructing 10 new stores. Of this amount, $27.3 million was spent at the holding company level.
We believe that we have established strong brand recognition and market presence in the major retail markets in which we operate. The local markets where we have strong presence include Nashville, Memphis and the Chattanooga/northern Georgia corridor, and our presence is growing in Alabama and Arkansas.
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
Retail Network
The majority of our stores are open 24 hours per day, while all sites are open at least 14 hours per day. Our average store size is approximately 2,700 square feet, with approximately 77.6% of our stores being 2,000 or more square feet. We are gravitating towards a large-format store, with our new stores constructed averaging 4,770 square feet.
Our retail fuel and convenience stores typically offer tobacco products and immediately consumable items such as non-alcoholic beverages, beer and a large variety of snacks and prepackaged items. A significant number of the sites also offer state sanctioned lottery games, ATM services and money orders. As of December 31, 2013, we operated 78 quick service restaurants in our store locations. In 50 of these locations, we offer national branded quick service food chains such as Quiznos®, Subway®, and Krispy Krunchy Chicken®. We also have a variety of proprietary in-house, quick service food offerings featuring fried chicken, breakfast biscuits, deli sandwiches and other freshly prepared foods.
Our convenience stores also offer unbranded, "private label" products in select categories. Since launching our first private label products in 2006, same-store private label sales as a percentage of total merchandise sales excluding cigarettes has grown to 6.7% in 2013. Our private label products are generally priced at a discount to their branded, nationally recognized counterparts, yet carry a higher gross profit margin for us, when compared to their counterparts. Our private label program provides quality offerings with price points previously unavailable to our customers in a number of categories. Some of the most recent launches include salty snacks, teas and juices, energy drinks and energy shots.
Fuel Operations
For 2013, 2012 and 2011, our fuel sales were 79.6%, 79.9%, and 79.9%, respectively, of total net sales for our retail segment.
The following table highlights certain information regarding our continuing fuel operations:

	Year Ended December 31,
	2013	2012	2011

Number of stores (end of period)	361	373	377
Average number of stores (during period)	368	374	394
Retail fuel sales (thousands of gallons)	409,086	404,558	409,446
Average retail gallons per store (based on average number of stores) (thousands of gallons)	1,112	1,082	1,039
Retail fuel margin ($ per gallon)	$0.173	$0.146	$0.162

The retail segment currently operates a fleet of approximately 32 delivery trucks that deliver more than 79% of the fuel sold at our retail fuel and convenience stores. We believe that the operation of a proprietary truck fleet enables us to reduce fuel delivery expenses while enhancing service to our locations.

We purchased approximately 70.9% of the fuel sold at our retail fuel and convenience stores in 2013 from four suppliers. The price of fuel purchased is generally based on contractual differentials to local and regional price benchmarks. The initial terms of our supply agreements range from one year to 15 years and generally contain minimum monthly or annual purchase requirements. As of December 31, 2013, we had met our purchase commitments under these contracts and did not carry a liability for the failure to purchase required minimums.
Merchandise Operations
For 2013, 2012 and 2011, our merchandise sales were 20.4%, 20.1%, and 20.1%, respectively, of total net sales for our retail segment.
The following table highlights certain information regarding our continuing merchandise operations:

	Year Ended December 31,
	2013	2012	2011

Comparable store merchandise sales change (year over year)	0.6%	3.4%	2.3%
Merchandise margin	28.3%	29.3%	29.8%
Total merchandise sales (in thousands)	$381,665	$378,166	$374,580
Average number of stores (during period)	368	374	394
Average merchandise sales per store (in thousands)	$1,037	$1,011	$951

We purchased approximately 61.6% of our general merchandise, including most tobacco products and grocery items, for 2013 from a single wholesale grocer, Core-Mark International, Inc., pursuant to a contract that expired at the end of 2013. The extension of this contract is currently under negotiation. Our other major suppliers include Coca-Cola®, Pepsi-Cola® and Frito Lay®.
Dealer-Operated Stores
Our retail segment also includes a wholesale fuel distribution network that supplied 68 dealer-operated retail locations as of December 31, 2013. In 2013, our dealer net sales represented approximately 5.4% of net sales for our retail segment. Our business with dealers includes a variety of contractual arrangements in some of which we pay a commission to the dealer based on profits from the fuel sales and, in others we supply fuel and invoice the dealer for the cost of fuel plus an agreed upon margin. We also have non-contractual arrangements with dealers in which dealers order fuel from us at their discretion.
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

Information Technology

We believe that significant investments in information technology ("IT") are important to support our various business units. In 2013, we focused on making improvements in several areas of IT including security, infrastructure, and enterprise software systems. Capital investments focused on implementation of key areas of information security infrastructure including hardware devices and related software. In addition, we continued implementation of our virtualization strategy which reduces the time to add new systems, improves our system recovery time, reduces our support cost, and improves the performance of our internal systems. We also implemented standardization of our financial and accounting processes by upgrading and expanding our Enterprise Resource Planning solution. We believe business process redesign resulted in a higher level of consistency in our operations by taking advantage of new system tools including the application of responsive analytics and reporting. We also believe these improvements have enhanced our ability to respond to customer and market requirements and set the foundation for future growth.

Most of the retail segment's stores are connected through a high-speed network that provides near real-time information in support of merchandise pricing management, store security, fraud prevention, in-store training, and customer point-of-sale processing. The architecture and design of the store systems provide the flexibility to continue the expansion to new services that require access through a secure Internet connection adhering to Payment Card Industry ("PCI") data security standards. We believe our use of custom and off-the-shelf applications and programs gives us the ability to take advantage of standardization, while offering the flexibility and responsiveness to change. For example, in 2013 we initiated a development project to upgrade our software and hardware design to take advantage of new tools and techniques available to business today. This is a two- to three-year project of modernization that we believe will allow us to continually improve the customer experience, enhance revenue generation, and differentiate us in the marketplace.

Governmental Regulation and Environmental Matters
Environmental Matters
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the United States Environmental Protection Agency (the "EPA"), the U.S. Department of Transportation/ Pipeline and Hazardous Materials Safety Administration, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality (the "ADEQ") and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our refineries, terminals, pipelines, underground storage tanks (“USTs”) and related operations, and may be subject to revocation, modification and renewal.
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
We carried a liability of approximately $10.2 million, as of December 31, 2013, primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for ongoing remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of these facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the purchase. We expect approximately $0.7 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.1 million in other current assets and $0.6 million in other non-current assets in our condensed consolidated balance sheet as of December 31, 2013. Approximately $1.0 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future, we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of December 31, 2013, the amount accrued for such UST-related remediation was less than $0.1 million.
Both the Tyler and El Dorado refineries have negotiated consent decrees, referred to as Global Refining Settlements, with the EPA and the United States Department of Justice (the "DOJ") regarding certain Clean Air Act requirements. The State of Arkansas is also a party to the El Dorado refinery consent decree. The El Dorado refinery consent decree was effective in June 2003 and the Tyler refinery consent decree became effective in September 2009. The prior operators of our refineries were responsible for payment of the assessed penalties. All capital projects required by the consent decrees have been completed; however, the consent decrees require certain ongoing operational changes and work practices. Although the consent decrees will remain in force for several years, we believe any costs resulting from these changes and compliance with the consent decrees will not have a material adverse effect upon our business, financial condition or results of operations.
In 2008, the El Dorado refinery signed a Consent Administrative Order ("CAO") that was in effect through 2009 with the State of Arkansas with regard to wastewater discharges. In conjunction with three other area dischargers, including the City of El Dorado Water Utilities, the El Dorado refinery applied for and was granted a National Pollutant Discharge Elimination System permit for a combined discharge to the Ouachita River. In connection with the CAO, the El Dorado refinery and the three other dischargers agreed to design, construct and jointly operate an approximately 20-mile wastewater pipeline to convey the treated, commingled waste water to the Ouachita River. The EPA was not a party to the Arkansas CAO and in late 2011 referred an enforcement action to the DOJ with regard to historical and ongoing waste water discharges. On July 15, 2013, the El Dorado refinery and the EPA entered into a consent decree relating to these waste water discharges. The consent decree required payment of a $0.5 million penalty, completion of the Ouachita River pipeline and certain interim actions by August 31, 2013. All requirements of the consent decree have been completed and the consent decree terminated in December 2013.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter of 2010 to partially reduce gasoline benzene levels. However, it is necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits have been acquired that we believe will be sufficient to cover our obligations through at least 2014, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits. A project to reduce gasoline benzene levels was completed at the El Dorado refinery in June 2011 and credits generated by the El Dorado refinery in the future can be used to partially meet the Tyler refinery's credit requirement.
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
Since 2010, EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Effective January 2011, the EPA began regulating GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration and Federal Operating Permit (Title V) programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies (as defined under the Clean Air Act).
In mid-2012, the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants. In September 2012, the EPA finalized revisions to the NSPS for Petroleum Refineries (NSPS Subpart Ja) that primarily affects flares and process heaters. We believe our existing process heaters meet the applicable requirements and our refineries have not received any associated inquiries or requests for information and are not a party to any associated enforcement action at this time. Affected flares have three years to comply with the new standard and it is likely the standard will impact the way some flares at our Tyler and El Dorado refineries are designed and/or operated. We are planning capital projects at our refineries related to flare compliance with NSPS Subpart Ja that will be implemented in 2014-2016. The EPA has also announced its intent to further regulate refinery air emissions, through additional NSPS and National Emission Standards for Hazardous Air Pollutants to be proposed in 2014, but currently there is insufficient information available to estimate the potential cost of compliance with these rules.
The Energy Independence and Security Act of 2007 ("EISA") increased the amounts of renewable fuel required to be blended into domestic transportation fuel supplies by the Energy Policy Act of 2005 to 32 billion gallons by 2022. The RFS-2 rule finalized by the EPA in 2010 to implement EISA, requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 9.2% of combined gasoline and diesel volume in 2012, increasing to 9.6% in 2013 and escalating annually to approximately 18% by 2022. Because the mandate requires specified volumes of biofuels, if the demand for motor fuels decreases in future years even higher percentages of biofuels may be required. Alternatively, credits, called Renewable Identification Numbers ("RINs"), can be used instead of physically blending biofuels. The Tyler refinery began supplying a 10% ethanol gasoline blend (E-10) in January 2008 and 5% biodiesel blends in June 2011. The El Dorado refinery completed projects at the truck loading rack in June 2011 to make E-10 available and in July 2012 to make biodiesel blends available. In 2013, we internally generated, through our logistics, retail and refining segments, most of the RINs required to meet the obligations of our refineries, including a carryover of 2012 RINs, with a net surplus of biodiesel RINs that were available to be sold to purchase RINs in other categories. Our El Dorado refinery has applied for a waiver from the 2013 RIN requirement based on disproportionate economic impact but such a waiver is not guaranteed and, if granted, will likely be a partial waiver.
The EPA has proposed slightly lower overall renewable fuel obligations for 2014 in recognition of blending issues associated with exceeding the 10% “blendwall” in gasoline; however, a final rule is not expected until at least mid-year and could require increased volumes compared with 2013. Although we will have few if any carry-over RINs from 2013 to 2014, if the proposed rule is finalized and a partial waiver for our El Dorado refinery is granted for 2013, it is likely we will obtain most of the RINs required for 2014 compliance through internal operations. If the lower volumes contemplated by the proposed rule are not finalized, resulting in higher required volumes than in 2013, and/or if the waiver for our El Dorado refinery is not granted, it will likely be necessary for our refineries to purchased increased volumes of RINs in the market but it is not possible at this time to predict what those volumes may be.
In March 2013, the EPA proposed Tier 3 gasoline rules, which are expected to become final in 2014. The proposed Tier 3 rule requires a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm by January 1, 2017. The proposed rule requests comment on retaining the current maximum per-gallon sulfur content of 80 ppm, reducing the cap to 60 ppm or reducing it to 20 ppm. The proposed rule provides a three-year waiver period, to January 1, 2020, for small volume refineries that processed less than 75,000 bpd in 2011 or 2012. We believe that both of our refineries would qualify for this proposed waiver but there is no guarantee the proposed waiver provision will be included in the final rule. If and when the proposed rules apply to our refineries, we anticipate that the Tyler refinery will meet these new limits with only minor operational changes and that a minor capital project may be required for additional sulfur removal capacity at the El Dorado refinery.
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
On March 9, 2013, a release of crude oil was detected within a pumping facility at Delek Logistics' Magnolia Station located west of the El Dorado refinery. We estimate that approximately 5,900 barrels of crude oil were released, of which all but approximately 2,650 barrels were contained at the Magnolia Station. Much of the remaining released crude oil reached a nearby small creek. Cleanup operations were coordinated with the EPA and state authorities to restore the impacted area. Other than maintaining a boom on a portion of the creek as a precautionary measure, cleanup operations were concluded on April 2, 2013, and we believe we recovered over 99% of released crude oil with no material long-term effects to the environment. However, there have been discussions with ADEQ regarding whether additional monitoring or remediation of soil may be necessary. Based on current information available to us, we do not believe the total costs associated with this event, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
On October 7, 2013, a release of crude oil was identified from a Delek Logistics gathering line near Macedonia, Arkansas. Approximately 40 barrels of crude oil were recovered from an adjacent small creek. Other than maintaining booms on a portion of the creek, cleanup operations for the creek were essentially concluded in November 2013; however, remediation of impacted soils along the pipeline remains to be completed. Based on current information available to us, we do not believe the total costs associated with this event, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines may be subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act ("ICA") or by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate entities. We also comply with the reporting requirements for these pipelines. Certain other of our pipelines have received a waiver from application of FERC's tariff requirements but will comply with other applicable regulatory requirements.
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

Employees

As of December 31, 2013, we had 4,366 employees, of whom 1,098 were employed in our refining segment, 124 were employed by Delek for the benefit of our logistics segment, 3,018 were employed either full or part-time in our retail segment and 126 were employed at our corporate office. As of December 31, 2013, 160 operations and maintenance hourly employees and 40 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2015. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2015.  As of December 31, 2013, 202 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2014. None of our employees in our logistics or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

Trade Names, Service Marks and Trademarks

We regard our intellectual property as being an important factor in the marketing of goods and services in our retail segment. We own, have registered or applied for registration of a variety of trade names, service marks and trademarks for use in our business. We own the following trademark registrations issued by the United States Patent and Trademark Office: MAPCO®, MAPCO MART®, MAPCO EXPRESS & Design®, EAST COAST®, GRILLE MARX®, CAFÉ EXPRESS FINEST COFFEE

IN TOWN MAPCO & Design®, GUARANTEED RIGHT! MAPCO EXPRESS & Design®, FAVORITE MARKET®, FLEET ADVANTAGE®, DELTA EXPRESS® and LION & Design®. While we do not have and have not applied for a federally registered trademark for DISCOUNT FOOD MARTTM, FAST FOOD AND FUELTM or MY REWARDS$®, we do claim state and/or common law trademark rights in these names. Our right to use the "MAPCO" name is limited to the retail fuel and convenience store industry. We are not otherwise aware of any facts which would negatively impact our continuing use of any of our trade names, service marks or trademarks.

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

Glossary of Terms
The following are definitions of certain industry terms used in this Annual Report on Form 10-K:
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
Biodiesel - A renewable fuel produced from vegetable oils or animal fats that can be blended with petroleum-derived diesel to produce biodiesel blends for use in diesel engines. Pure biodiesel is referred to as B100, whereas blends of biodiesel are referenced by how much biodiesel is in the blend (e.g., a B5 blend contains five volume percent biodiesel and 95 volume percent ULSD).
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
Distillates - Products or intermediates that are normally initially produced via distillation and then further processed to produce finished fuels or blendstocks, including gasoline, kerosene, jet fuel and diesel.
Enterprise Products Pipeline System (Enterprise Pipeline System) - a major product pipeline transport system that reaches from the Gulf Coast into the northeastern United States.
Ethanol - An oxygenated blendstock that is blended with sub-grade (CBOB) or conventional gasoline to produce a finished gasoline.
E-10 - A 90% gasoline-10% ethanol blend.
E-15 - An 85% gasoline-15% ethanol blend.
E-85 - A blend of gasoline and 70%-85% ethanol.
Fluid Catalytic Cracking Unit or FCC Unit - A refinery unit that uses fluidized catalyst at high temperatures to crack large hydrocarbon molecules into smaller, higher-valued molecules (LPG, gasoline, LCO, etc.).
Feedstocks - Crude oil and petroleum products used as inputs in refining processes.

Gulf Coast 5-3-2 crack spread or Gulf Coast crack spread - A crack spread reflecting the approximate gross margin resulting from processing one barrel of crude oil into three-fifths of a barrel of gasoline and two-fifths of a barrel of high sulfur diesel, utilizing the market prices of WTI crude oil, U.S. Gulf Coast Pipeline Conventional 87 CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil.
Gulf Coast Region - Commonly referred to as PADD III, includes the states of Texas, Arkansas, Louisiana, Mississippi, Alabama and New Mexico.
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
Jobbers - Retail stations owned by third parties that sell products purchased from or through us.
Large-Format Store - A retail store location averaging or expecting to average, in the case of newly constructed locations, more than 1.85 million gallons of fuel annually, typically with a building size of 2,500 square feet or larger.
LPG - Liquefied petroleum gas.
Light/Medium/Heavy Crude Oil - Terms used to describe the relative densities of crude oil, normally represented by their API gravities. Light crude oils (those having relatively high API gravities) may be refined into a greater amount of valuable products and are typically more expensive than a heavier crude oil.
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
NGL - Natural gas liquids.
New York Mercantile Exchange (NYMEX) - A commodities futures exchange.
Petroleum Administration for Defense District (PADD) - Any of five regions in the United States as set forth by the Department of Energy and used throughout the oil industry for geographic reference. Our refineries operate in PADD III, commonly referred to as the Gulf Coast region.
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

Renewable Fuels Standard 2 (RFS-2) - An EPA regulation promulgated pursuant to the Energy Independence and Security Act of 2007, which requires most refineries to blend increasing amounts of renewable fuels (including biodiesel and ethanol) with refined products.
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
Turnaround - A periodic shutdown of refinery process units to perform routine maintenance to restore the operation of the equipment to its former level of performance. Turnaround activities normally include cleaning, inspection, refurbishment, and repair and replacement of equipment and piping. It is also common to use turnaround periods to change catalysts or to implement capital project improvements.
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

Our earnings, cash flow and profitability from our refining operations are substantially determined by the difference between the market price of refined products and the market price of crude oil, which is referred to as the crack spread, refining margin or refined products margin. Refining margins historically have been volatile and are likely to continue to be volatile, as a result of numerous factors beyond our control, including volatility in the prices of the various types of crude oil and other feedstocks purchased by our refineries, volatility in the costs of natural gas and electricity used by our refineries, and volatility in the prices of gasoline and other refined petroleum products sold by our refineries. Although we monitor our refinery operating margins and seek to optimize results by adjusting throughput volumes, throughput types and product slates, there are inherent limitations on our ability to offset the effects of adverse market conditions.

For example, although there are differences between published prices and margins and those experienced in our operations, certain published data illustrate the volatility we encounter. The New York Mercantile Exchange ("NYMEX") price for domestic light sweet crude oil (NYMEX: CL), the U.S. Gulf Coast price for unleaded gasoline (Platts U.S. Gulf Coast Pipeline 87 CBOB), the U.S. Gulf Coast price for high sulfur diesel (Platts U.S. Gulf Coast Pipeline High Sulfur No. 2 Diesel) and the Gulf Coast 5-3-2 crack spread have fluctuated between the following highs and lows during the preceding three calendar years:

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Low	High	Low	High	Low	High

NYMEX crude oil (per barrel)	$86.68	$110.53	$77.69	$109.77	$75.67	$113.93
U.S. Gulf Coast Unleaded Gasoline (per gallon)	$2.28	$3.13	$2.27	$3.29	$2.31	$3.40
U.S. Gulf Coast High Sulfur Diesel (per gallon)	$2.54	$3.23	$2.53	$3.26	$2.65	$3.26
U.S. Gulf Coast crack spread (per barrel)	$4.73	$37.07	$15.59	$39.05	$10.40	$36.64

Such volatility is affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign supply and demand for crude oil and refined products;

•	the level of foreign and domestic production of crude oil and refined petroleum products;

•	increased regulation of feedstock production activities such as hydraulic fracturing;

•	infrastructure limitations that restrict, or events that disrupt, the distribution of crude oil, other feedstocks and refined petroleum products;

•	the actual or perceived lessening of infrastructure limitations on the distribution of crude oil, other feedstocks or refined products;

•	investor speculation in commodities;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, Africa, the former Soviet Union, and South America;

•	the ability of the members of the Organization of Petroleum Exporting Countries to maintain oil price and production controls;

•	pricing and other actions taken by competitors that impact the market;

•	the level of crude oil, other feedstocks and refined petroleum products imported into and exported out of the United States;

•	excess capacity and utilization rates of refineries worldwide;

•	development and marketing of alternative and competing fuels, such as ethanol and biodiesel;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

•	local factors, including market conditions, adverse weather conditions and the level of operations of other refineries and pipelines in our markets;

•
accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our refineries or the supply and delivery of crude oil from third parties; and

•	U.S. government regulations.

The crude oil we purchase and the refined products we sell are commodities whose prices are mainly determined by market forces beyond our control. While an increase or decrease in the price of crude oil will often result in a corresponding increase or decrease in the wholesale price of refined products, a change in the price of one commodity does not always result in a corresponding change in the other. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices could also have a significant negative effect on our results of operations and cash flows. This is especially true for non-transportation refined products such as asphalt, butane, coke, sulfur, propane and slurry whose prices are less likely to correlate to fluctuations in the price of crude oil, all of which we produce at our refineries. For example, our refineries have been processing more light sweet crude oils than in the past due to increased local demand for gasoline and diesel fuels combined with lower pricing and demand for residual products, as well as through capital investments made by us that have increased their capacity to process light crudes. As a result, an increase in the cost of light sweet crude oils could have a material adverse effect on our business, financial condition and results of operations.

Also, the price for a significant portion of the crude oil processed at our refineries is based upon the WTI benchmark for such oil rather than the Brent benchmark. While the prices for WTI and Brent have historically corresponded to one another, elevated inventories of WTI-priced crude oil in the Mid-Continent region have caused WTI prices to fall significantly below Brent prices in recent years. During the years ended December 31, 2012 and December 31, 2013, this differential ranged from highs of $25.53 and $23.18, respectively, to lows of $9.17 and $0.02, respectively. Our ability to purchase and process favorably priced crude oils has allowed us to achieve higher net income and cash flow in recent years; however, we cannot assure you that these favorable conditions will continue. A substantial or prolonged narrowing in (or inversion to) the price differential between the WTI and Brent benchmarks for any reason, including, without limitation, increased crude oil distribution capacity from the Permian Basin and actual or perceived reductions in Mid-Continent crude oil inventories, could negatively impact our earnings and cash flows. In addition, because the premium or discount we pay for a portion of the crude oil processed at our refineries is established based upon this differential during the month prior to the month in which the crude oil is processed, rapid decreases in the differential may negatively affect our results of operations and cash flows.

Finally, higher refined product prices often result in negative consequences for our retail operations such as higher credit card expenses (because credit card interchange fees are typically calculated as a percentage of the transaction amount rather than a percentage of gallons sold), lower retail fuel gross margin per gallon, reduced demand for gasoline and diesel, resulting in fewer retail gallons sold and fewer retail merchandise transactions.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.

Our industry is subject to extensive laws, regulations, permits and other requirements including, but not limited to, those relating to the environment, safety, transportation, pipeline tariffs, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility, retail fuel pricing, the sale of alcohol and tobacco and other requirements. These permits, laws and regulations are enforced by federal agencies including the EPA, the U.S. Department of Transportation, the Pipeline and Hazardous Materials Safety Administration, the Federal Motor Carrier Safety Administration, the Federal Railroad Administration, OSHA and FERC, and state agencies such as the Texas Commission on Environmental Quality and the ADEQ, the Railroad Commission of Texas and the Tennessee Department of Environment and Conservation as well as numerous other state and federal agencies. A violation of any of these requirements could have a material adverse effect on our business, financial condition and results of operations.

Various permits are required under these laws for the operation of our refineries, terminals, pipelines and related operations, and these permits are subject to renewal and modification that may require operational changes involving significant costs. If key permits cannot be renewed or are revoked, the ability to continue operation of the effected facilities could be threatened.

Ongoing compliance with laws, regulations and other requirements could also have a material adverse effect on our business, financial condition and results of operations. Under various federal, state and local environmental requirements, as the owner or operator of refineries and retail locations, we may be liable for the costs of removal or remediation of contamination at our existing or former locations, whether we knew of, or were responsible for, the presence of such contamination. We have incurred such liability in the past and several of our current and former locations are the subject of ongoing remediation projects. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of these substances at sites where they are located, regardless of whether the site is owned or operated by that person. We typically arrange for the treatment or disposal of hazardous substances in our refining operations. We do not typically do so in our retail operations, but we may nonetheless be deemed to have arranged for the disposal or treatment of hazardous substances. Therefore, we may be liable for removal or remediation costs, as well as other related costs, including fines, penalties and damages resulting from injuries to persons, property and natural resources. Our El Dorado refinery is a minor potentially responsible party at a Superfund site for which we expect our costs to be non-material. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire.

In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. Companies in the petroleum industry, such as us, are often the target of activist and regulatory activity regarding pricing, safety, environmental compliance, derivatives trading and other business practices which could result in price controls, fines, increased taxes or other actions affecting the conduct of our business. For example, consumer activists are lobbying various authorities to enact laws and regulations mandating the removal of tetra-ethyl lead from aviation gasoline. Other activists seek to require the use of temperature compensation devices for fuel dispensed at our retail stores.

In 2012, the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants and finalized revisions to NSPS Subpart Ja that primarily affects flares and process heaters. Affected flares have three years to comply with the new standard and it is likely the standard will impact the way some flares at our refineries are designed and/or operated. We are planning capital projects at our refineries related to flare compliance with NSPS Ja that are expected to be implemented by 2015. We believe our existing process heaters meet the applicable NSPS Ja requirements, and our refineries have not received any inquiries or requests for information from the EPA regarding flaring operations and are not a party to any associated enforcement action at this time. The EPA has also announced its intent to further regulate refinery air emissions from a variety of sources (such as cokers, flares, tanks, and other process units) through additional NSPS and National Emission Standards for Hazardous Air Pollutants to be proposed in 2014. However, the EPA has not released sufficient information regarding these rules to estimate the potential cost for compliance at this time.

In 2007, the EPA issued final Mobile Source Air Toxic II rules for gasoline formulation that required the reduction of average benzene content beginning January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We currently purchase credits to comply with these content requirements for one of our refineries, but there can be no assurance that such credits will continue to be available for purchase at reasonable prices or at all. The EPA proposed Tier 3 gasoline rules in 2013 and is expected to issue the final Tier 3 gasoline rules in 2014. The proposed rules would require a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm by late 2016 and may also require a reduction in the maximum per-gallon sulfur content from the current limit of 80 ppm. Under the proposed rules, both our refineries would be considered “small refineries” and be exempt from the rules' requirements until 2020; however, it is not certain that such an exemption will be embodied in the final rules. We anticipate that the Tyler refinery will meet these new limits with only minor operational changes, but capital projects may be required for additional sulfur removal capacity at the El Dorado refinery.

Environmental and safety regulations are becoming more stringent and new environmental and safety laws and regulations are continuously being enacted or proposed. Compliance with any future legislation or regulation of our produced fuels, including renewable fuel or carbon content; GHG emissions; sulfur, benzene or other toxic content; vapor pressure; or other fuel characteristics, may result in increased capital and operating costs and may have a material adverse effect on our results of operations and financial condition. Future process safety rules could also mandate changes to the way we operate, the processes and chemicals we use and the materials from which our process units are constructed. Such regulations could have a significant negative effect on our operations and profitability. While it is impractical to predict the impact that potential regulatory and activist activity may have, such future activity may result in increased costs to operate and maintain our facilities, as well as increased capital outlays to improve our facilities. Such future activity could also adversely affect our ability to expand production, result in damaging publicity about us, or reduce demand for our products. Our need to incur costs associated with complying with any resulting new legal or regulatory requirements that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations. For examples of two of our current regulatory actions with the EPA, please see "Government Regulation and Environmental Matters" under Item 1, Business, and Item 3, Legal Proceedings, of this Annual Report on Form 10-K.

We are subject to regulation by the U.S. Department of Transportation and various state agencies in connection with our trucking and rail transportation operations. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, safety, and hazardous materials labeling, placarding and marking. There are additional regulations specifically relating to the transportation industry, including testing and specification of equipment and product handling requirements. The transportation industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Possible changes include, among other things, increasingly stringent environmental regulations, changes in the hours of service regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size. Proposed changes to the specifications governing rail cars carrying crude oil may eliminate the most commonly used tank car or require that such cars be upgraded. These rules could limit the availability of tank cars to transport crude to our refineries and increase the cost of crude oil transported by rail.

The U.S. Congress recently adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), a comprehensive financial reform legislation that, among other things, establishes comprehensive federal oversight and regulation of over-the-counter derivatives and many of the entities that participate in that market. Although the Dodd-Frank Act was enacted on July 21, 2010, the Commodity Futures Trading Commission, or CFTC, and the SEC, along with certain other regulators, must promulgate final rules and regulations to implement many of the Dodd-Frank Act's provisions relating to over-the-counter derivatives. While some of these rules have been finalized, others have not; and, as a result, the final form and timing of the implementation of the new regulatory regime affecting commodity derivatives remains uncertain.

Finally, the Patient Protection and Affordable Care Act (the “ACA”) as well as other healthcare reform legislation being considered by Congress and state legislatures may have an impact on our business. As of December 31, 2013, we had 4,366 employees, of whom 1,098 were employed in our refining segment, 124 were employed by Delek for the benefit of our logistics segment, 3,018 were employed either full or part-time in our retail segment and 126 were employed by Holdings. Although many of the rules, reforms and regulations required to implement the ACA have not yet been adopted, and consequently the precise costs of complying with the ACA remain unknown, an increase in our employee healthcare-related costs appears likely and that increase could be extensive and changes to our healthcare cost structure could have a significant, negative impact on our business.

Increased supply of and demand for alternative transportation fuels, increased fuel economy standards and increased use of alternative means of transportation could lead to a decrease in transportation fuel prices and/or a reduction in demand for petroleum-based transportation fuels. A shortage of RINs could require that our refineries operate at reduced production rates.

Pursuant to the EISA, the EPA promulgated RFS-2 requiring refiners to blend "renewable fuels" such as ethanol and biodiesel, with their petroleum fuels or purchase RINs in lieu of blending. The volume of renewable fuels required by the EISA increases from 9 billion gallons in 2008 to 36 billion gallons in 2022. Annually, the EPA establishes the volume of renewable fuels that refineries must blend into their finished petroleum fuels as a percentage of their gasoline and diesel sales. RFS-2 requires displacing increasing amounts of petroleum-based transportation fuels with biofuels, beginning with approximately 7.8% and 9.2% in 2011 and 2012, respectively, increasing to 9.6% in 2013 and escalating to 18% or more in 2022, depending on demand for gasoline and diesel. If we are unable to pass the costs of compliance with RFS-2 on to our customers, our profits will be adversely impacted. Moreover, the market prices for RINs have been volatile. If we have to pay a significantly higher price for RINs, if sufficient RINs are unavailable for purchase or if we are otherwise unable to meet the RFS-2 mandates, our business, financial condition and results of operations could be materially adversely affected.

Meeting the RFS-2 volume requirements now requires more ethanol to be blended than can be achieved with just 10% ethanol gasoline blends (E-10). In 2011, the EPA approved E-15 for use in model year 2001 and later vehicles. However, studies show that E-15 may cause engine and fuel system damage and most vehicle manufacturers do not recommend using E-15 in vehicles manufactured prior to 2013 or 2014, except in their "Flex Fuel" vehicles. In addition, most existing USTs and retail dispenser systems are not certified by Underwriters Laboratory, local fire codes or the EPA for use with gasoline blends containing more than 10% ethanol. Flex Fuel vehicles can utilize E-85 but there are relatively few such vehicles on the road, there are few

E-85 retail locations and the use of E-85 results in significant reductions in fuel economy. These and other impediments may present challenges to blending the required volumes of ethanol. If adequate supplies of the required types of biofuels are unavailable in volumes sufficient to meet our requirement, if we are unable to physically blend the required biofuel volumes without exceeding 10% ethanol, or if RINs are not available in sufficient volumes or at economical prices, refinery production or profitability could be negatively affected.

In addition, as regulatory initiatives have required an increase in the consumption of renewable transportation fuels such as ethanol and biodiesel, consumer acceptance of electric, hybrid and other alternative vehicles is increasing. Increased use of renewable fuels and alternative vehicles may result in a decrease in demand for petroleum-based transportation fuels. Increased use of renewable fuels may also result in an increase in transportation fuel supply relative to decreased demand and a corresponding decrease in margins. A significant decrease in transportation fuel margins or demand for petroleum-based transportation fuels could have an adverse impact on our financial results. As described above, RFS-2 requires replacement of increasing amounts of petroleum-based transportation fuels with biofuels through 2022. RFS-2 and widespread use of E-15 or E-85 could cause decreased crude runs and materially affect our profitability unless fuel demand rises at a comparable rate or other outlets are found for the displaced petroleum products.

Finally, the EPA and the National Highway Traffic Safety Administration ("NHTSA") finalized new standards in 2010 that raised the required Corporate Average Fuel Economy ("CAFE") of the nation's passenger fleet by 40% to approximately 35 mpg by 2016 and imposed the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the Department of Transportation finalized first-time standards for fuel economy of medium and heavy duty trucks. In September 2012, the EPA and NHTSA finalized rules raising the CAFE and GHG standards for passenger vehicles beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 mpg by 2025. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels which, in turn, could materially affect profitability at our refineries and convenience stores.

We operate independent refineries which may not be able to withstand volatile market conditions, compete on the basis of price or obtain sufficient quantities of crude oil in times of shortage to the same extent as integrated, multinational oil companies.

We compete with a broad range of companies in our refining and petroleum product marketing operations. Many of these competitors are integrated, multinational oil companies that are substantially larger than us. Because of their diversity, integration of operations, larger capitalization, larger and more complex refineries and greater resources, these companies may be better able to withstand volatile market conditions relating to crude oil and refined product pricing, to compete on the basis of price and to obtain crude oil in times of shortage.

We do not engage in petroleum exploration or production and therefore do not produce any of our crude oil feedstocks. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production activities. Competitors that have their own crude oil production are at times able to offset losses from refining operations with profits from producing operations and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. If we are unable to compete effectively with these competitors, there could be a material adverse effect on our business, financial condition, and results of operations.

Decreases in commodity prices may lessen our borrowing capacities, increase collateral requirements for derivative instruments or cause a write-down of inventory.

The nature of our business requires us to maintain substantial quantities of crude oil, refined petroleum product and blendstock inventories. Because these inventories are commodities, we have no control over their changing market value. For example, reductions in the value of our inventories or accounts receivable as a result of lower commodity prices could result in a reduction in our borrowing base under the Tyler refinery's revolving credit facility and a reduction in the amount of financial resources available to meet the Tyler and El Dorado refineries' credit requirements. Further, if at any time our availability under the revolving credit facility falls below certain thresholds, we may be required to take steps to reduce our utilization under the credit facility. In addition, changes in commodity prices may require us to post substantial amounts of cash collateral to some or all of our hedging counterparties in order to maintain hedging positions. Finally, because our inventory is valued at the lower of cost or market value, we would record a write-down of inventory and a non-cash charge to cost of sales if the market value of our inventory were to decline to an amount below our cost.

A terrorist attack on our assets, or threats of war or actual war, may hinder or prevent us from conducting our business.

Terrorist attacks in the United States, as well as events occurring in response to or in connection with them, including political instability in various Middle Eastern countries, may harm our business. Energy-related assets (which could include refineries, pipelines and terminals such as ours) may be at greater risk of future terrorist attacks than other possible targets in the United States. In addition, the State of Israel, where our largest stockholder, Delek Group, is based, has suffered armed conflicts and political instability for many years. We may be more susceptible to terrorist attack as a result of our connection to an Israeli investor.

A direct attack on our assets or the assets of others used by us could have a material adverse effect on our business, financial condition and results of operations. In addition, any terrorist attack or continued political instability in the Middle East could have an adverse impact on energy prices, including prices for crude oil, other feedstocks and refined petroleum products, and an adverse impact on the margins from our refining and petroleum product marketing operations. Disruption or significant increases in energy prices could also result in government-imposed price controls.

Legislative and regulatory measures to address climate change and GHG emissions could increase our operating costs or decrease demand for our refined products.

Various legislative and regulatory measures to address climate change and GHG emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and recently enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries and coal-fired power plants, as well as mobile transportation sources and fuels. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs and/or increased taxes on GHG emissions and petroleum fuels. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in the prices of refined products resulting from such increased costs, GHG cap and trade programs or taxes on GHGs, could have a material adverse effect on our business, financial condition or results of operations.

Since the 2010 calendar year, EPA rules require that we report GHG emissions from our refinery operations and consumer use of products produced at our refineries on an annual basis. While the cost of compliance with the rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHGs. In January 2011, the EPA began regulating GHG emissions from refineries and other major sources through the PSD and Federal Operating Permit (Title V) programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies. The EPA recently proposed rules to limit GHG emissions from new and existing coal and natural gas electric generating plants and has announced its intent to further regulate refinery GHG emissions through a NSPS, although the timing of the EPA's proposal for refineries is currently unclear. GHG regulation, including taxes on the GHG content of fuels, could also impact the consumption of refined products, thereby affecting our refinery operations.

Our retail segment is subject to loss of market share or pressure to reduce prices in order to compete effectively with a changing group of competitors in a fragmented retail industry.

The markets in which we operate our retail fuel and convenience stores are highly competitive and characterized by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with other convenience store chains, gas stations, supermarkets, drug stores, discount stores, club stores, mass merchants, fast food operations, independent owner-operators and other retail outlets. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than us. In addition, independent owner-operators can generally operate stores with lower overhead costs than ours. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry.

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

Because all of our refining operations are concentrated in the Tyler and El Dorado refineries, significant disruptions at either facility could have a material adverse effect on our business, financial condition or results of operations. Refining segment contribution margin comprised approximately 79.4%, 90.0% and 86.7% of our consolidated contribution margin for the 2013, 2012 and 2011 fiscal years, respectively. Our acquisition of the El Dorado refinery in April 2011 more than doubled our refining capacity and generally increased our refining segment contribution margin as a percentage of consolidated contribution margin. We completed a maintenance turnaround of each processing unit at our El Dorado refinery in February 2014 and expect to perform a significant maintenance turnaround at our Tyler refinery in the first quarter of 2015. Depending on which units are affected, all or a portion of a refinery's production may be halted or disrupted during a turnaround.

In addition, our refineries consist of many processing units, a number of which have been in operation for many years. Even if properly maintained, equipment may require significant capital expenditures to maintain desired efficiencies. One or more of the units may require additional unscheduled down time for unanticipated maintenance or repairs that are more frequent than our scheduled turnarounds. For example, operations at the Tyler refinery were suspended for approximately one week of unscheduled down time in the third quarter of 2010 and an explosion and fire at the refinery in November 2008 suspended operations for more than five months.

Refinery operations may also be disrupted by external factors such as a suspension of feedstock deliveries or an interruption of electricity, natural gas, water treatment or other utilities. Other potentially disruptive factors discussed elsewhere in these risk factors include natural disasters, severe weather conditions, workplace or environmental accidents, interruptions of supply, work stoppages, losses of permits or authorizations or acts of terrorism. Disruptions to our refining operations could reduce our revenues during the period of time that our processing units are not operating.

The dangers inherent in our operations could cause disruptions and expose us to potentially significant costs and liabilities.

Our refining and logistics operations are subject to significant hazards and risks inherent in transporting, storing and processing crude oil and intermediate and finished petroleum products. These hazards and risks include, but are not limited to, natural or weather-related disasters, fires, explosions, pipeline ruptures and spills, trucking accidents, train derailments, third-party interference, mechanical failure of equipment and other events beyond our control. The occurrence of any of these events could result in production and distribution difficulties and disruptions, personal injury or death, environmental pollution and other damage to our properties and the properties of others. For example, a fire at our Tyler refinery in November 2008 resulted in two employee deaths, third-party claims and a suspension of production that continued until May 2009 and, in 2013, two crude oil releases were discovered at a pumping facility and a gathering line owned by the logistics segment, resulting in the need for clean-up and remediation efforts.

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

In addition, our refineries, pipelines and terminals are located in populated areas and any release of hazardous material or catastrophic event could affect our employees and contractors as well as persons outside our property. Our pipelines, trucks and rail cars carry flammable and toxic materials on public railways and roads and across populated and/or environmentally sensitive areas and waterways that could be severely impacted in the event of a release. An accident could result in significant personal injuries and/or cause a release that results in damage to occupied areas as well as damage to natural resources. It could also affect deliveries of crude to our refineries resulting in a curtailment of operations. The cost to remediate such an accidental release and address other potential liabilities as well as the costs associated with any interruption of operations could be substantial. Although we maintain significant insurance coverage for such events, it may not cover all potential losses or liabilities.

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

We may experience unanticipated increases in the cost, scope and completion time for our improvement, maintenance and repair projects at our refineries. Refinery projects are generally initiated to increase the yields of higher-value products, increase our ability to process a variety of crude oils, increase production capacity, meet new regulatory requirements or maintain the safe and reliable operations of our existing assets. Equipment that we require to complete these projects may be unavailable to us at expected costs or within expected time periods. Additionally, employee or contractor labor expense may exceed our expectations. Due to these or other factors beyond our control, we may be unable to complete these projects within anticipated cost parameters and timelines. In addition, the benefits we realize from completed projects may take longer to achieve and/or be less than we anticipated. Our inability to complete and/or realize the benefits of refinery projects in a cost-efficient and timely manner could have a material adverse effect on our business, financial condition and results of operations.

We depend upon our logistics segment for a substantial portion of the crude supply and distribution networks that serve our refineries.

Our logistics segment consists of Delek Logistics, a publicly traded master limited partnership, and our consolidated financial statements include its consolidated financial results. As of December 31, 2013, we owned a 60.0% limited partner interest in Delek Logistics, and a 96.6% interest in Logistics GP, which owns the entire 2.0% general partner interest in Delek Logistics. Delek Logistics operates a system of crude oil and refined product pipelines, distribution terminals and tankage in Arkansas, Louisiana, Tennessee and Texas. Delek Logistics generates revenues by charging tariffs for transporting crude oil and refined products through its pipelines, by leasing pipeline capacity to third parties, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals.

Our refineries are substantially dependent upon Delek Logistics' assets and services under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2017 through 2030. Delek Logistics is subject to its own operating and regulatory risks, including, but not limited to:

•its reliance on significant customers, including us;
•macroeconomic factors such as commodity price volatility that could affect its customers' utilization of its assets;
•its reliance on us for near-term growth;
•sufficiency of cash flow for required distributions;
•counterparty risks such as creditworthiness and force majeure;

•	competition from third-party pipelines and terminals and other competitors in the transportation and marketing industries;
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

We rely on Delek Logistics and third-party transportation systems for the delivery of crude oil to our refineries. We could experience an interruption or reduction of supply and delivery, or an increased cost of receiving crude oil, if the ability of these systems to transport crude oil is disrupted because of accidents, adverse weather conditions, governmental regulation, terrorism, maintenance or failure of pipelines or other delivery systems, other third-party action or other events beyond our control. The unavailability for our use for a prolonged period of time of any system of delivery of crude oil could have a material adverse effect on our business, financial condition or results of operations. For example, on two separate occasions since we assumed control of the El Dorado refinery in April 2011, a third-party pipeline operator has temporarily suspended crude oil shipments on a pipeline system that has historically supplied significant amounts of crude oil to the refinery. In May 2011, the suspension resulted from flooding along the Mississippi River and lasted approximately five weeks. In April 2012, the suspension resulted from a pipeline rupture and lasted approximately ten months. In each instance, the El Dorado refinery operated at reduced throughput rates until the pipeline system resumed normal operations.

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

In addition, the El Dorado refinery distributes most of its light product production through a third-party pipeline system. An interruption to or change in the operation of the third-party pipeline system may result in a material restriction to our distribution channels. Because demand in the El Dorado market is limited, a material restriction to the El Dorado refinery's distribution channels may cause us to reduce production and may have a material adverse effect on our business, financial condition and results of operations.

Finally, our West Texas terminals sell refined products produced by refineries owned mostly by third parties. In 2013, these terminals received nearly all of their supply of refined products from two suppliers. We could experience an interruption or termination of supply or delivery of refined products if our suppliers partially or completely ceased operations, temporarily or permanently. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. In addition, any reduction in capacity of other pipelines that connect with our suppliers' pipelines or our pipelines due to testing, line repair, reduced operating pressures, or other causes could result in reduced volumes of refined product supplied to our West Texas terminals. A reduction in the volume of refined products supplied to our West Texas terminals could adversely affect our sales and earnings.

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

Also, because both of our refineries are located in the Gulf Coast Region, we primarily market our refined products in a relatively limited geographic area. As a result, we are more susceptible to regional economic conditions compared to our more geographically diversified competitors, and any unforeseen events or circumstances that affect the Gulf Coast Region could also materially and adversely affect our revenues and cash flows. The primary factors include, among other things, changes in the economy, weather conditions, demographics and population, increased supply of refined products from competitors and reductions in the supply of crude oil or other feedstocks. In the event of a shift in the supply/demand balance in the Gulf Coast Region due to changes in the local economy, an increase in aggregate refining capacity or other reasons, resulting in supply exceeding the demand in the region, our refineries may have to deliver refined products to more customers outside of the Gulf Coast Region and thus incur considerably higher transportation costs, resulting in lower refining margins, if any.

Finally, substantially all of our retail fuel and convenience stores are located in the southeastern United States and approximately 94% of them were situated in the states of Alabama, Georgia and Tennessee at December 31, 2013. As a result, our results of operations are particularly vulnerable to general economic conditions in that region. An economic downturn in the southeastern United States could cause our sales and the value of our assets to decline and have a material adverse effect on our business, financial condition and results of operations.

From time to time, our cash and credit needs may exceed our internally generated cash flow and available credit, and our business could be materially and adversely affected if we are not able to obtain the necessary cash or credit from financing sources.

We have significant short-term cash needs to satisfy working capital requirements such as crude oil purchases which fluctuate with the pricing and sourcing of crude oil. We rely in part on our access to credit to purchase crude oil for our refineries. If the price of crude oil increases significantly, we may not have sufficient available credit, and may not be able to sufficiently increase such availability, under our existing credit facilities or other arrangements to purchase enough crude oil to operate our refineries at desired capacities. Our failure to operate our refineries at desired capacities could have a material adverse effect on our business, financial condition and results of operations. We also have significant long-term needs for cash, including any capital expenditures for expansion and upgrade plans, as well as projects necessary for regulatory compliance.

Depending on the conditions in credit markets, it may become more difficult to obtain cash or credit from third-party sources. If we cannot generate cash flow or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to comply with regulatory deadlines or pursue our business strategies, in which case our operations may not perform as well as we currently expect.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2013, we had total debt of $410.3 million, including current maturities of $33.7 million. In addition to our outstanding debt, as of December 31, 2013, our letters of credit issued under our various credit facilities were $149.5 million. Our borrowing availability under our various credit facilities as of December 31, 2013 was $514.1 million.

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

•	limit our ability to borrow additional funds in the future; and

•	increase interest costs for our borrowed funds and letters of credit.

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

The operating and financial restrictions and covenants in our credit facilities and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities. For example, to varying degrees our credit facilities restrict our ability to:

•	declare dividends and redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans and investments, issue guaranties and pledge assets;

•	incur additional indebtedness or amend our debt and other material agreements;

•	make capital expenditures;

•	engage in mergers, acquisitions and asset sales; and

•
enter into certain intercompany arrangements or make certain intercompany payments, which in some instances could restrict our ability to use the assets, cash flows or earnings of one operating segment to support another operating segment or Holdings.

Other restrictive covenants require that we meet certain financial covenants, including leverage coverage, fixed charge coverage and net worth tests as described in the applicable credit agreements. In addition, the covenant requirements of our various credit agreements require us to make many subjective determinations pertaining to our compliance thereto and exercise good faith judgment in determining our compliance.

Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. If we breach any of the restrictions or covenants in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders' commitments to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these immediate payments. In addition, our obligations under our credit facilities are secured by substantially all of our assets. If we are unable to timely repay our indebtedness under our credit facilities, the lenders could seek to foreclose on the assets or we may be required to contribute additional capital to our subsidiaries. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations. For example, under the agreements governing Lion Oil's term loan credit facility, a mandatory prepayment would be required within 60 days after any person or group (other than Delek Group or its affiliates) became the owner of more than 30.0% of our outstanding capital stock.

Changes in our credit profile could affect our relationships with our suppliers, which could have a material adverse effect on our liquidity and our ability to operate our refineries at full capacity.

Changes in our credit profile could affect the way crude oil, feedstock and refined product suppliers view our ability to make payments. As a result, suppliers could shorten the payment terms of their invoices with us or require us to provide significant collateral to them that we do not currently provide. Due to the large dollar amounts and volume of our crude oil and other petroleum product purchases, as well as the historical volatility of crude oil pricing, any imposition by our suppliers of more burdensome payment terms or collateral requirements may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This, in turn, could cause us to be unable to operate our refineries at desired capacities. A failure to operate our refineries at desired capacities could adversely affect our profitability and cash flows.

The termination or expiration of our Amended and Restated Master Supply and Offtake Agreement could have a material adverse effect on our liquidity.

On December 23, 2013, we entered into the S&O Agreement with J. Aron that expires on April 30, 2017. Pursuant to the agreement, J. Aron purchases a substantial portion of the crude oil and refined products in Lion Oil’s inventory at market prices. Upon any termination of the agreement, including at expiration or in connection with a force majeure or default, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. Additionally, upon any termination, we will be required to repurchase or refinance the consigned crude oil and refined products from J. Aron at then market prices, which may have a material impact on our working capital needs. At December 31, 2013, we had approximately 3.6 million barrels of inventory consigned to J. Aron, and we had recorded a liability associated with this consigned inventory of $326.4 million.

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

A significant part of our growth strategy is to acquire assets such as refineries, pipelines, terminals, and retail fuel and convenience stores that complement our existing assets and/or broaden our geographic presence. If attractive opportunities arise, we may also acquire assets in new lines of business that are complementary to our existing businesses. From our inception in 2001 through December 2013, we acquired the Tyler and El Dorado refineries, acquired approximately 500 retail fuel and convenience stores and developed our logistics segment through the acquisition of transportation and marketing assets. We expect to continue to acquire assets that complement our existing assets and/or broaden our geographic presence as a major element of our growth strategy, however:

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

•
to the extent that we acquire assets in new lines of business, we may become subject to additional regulatory requirements and additional risks that are characteristic or typical of these lines of business; and

•
to the extent that we acquire equity interests in entities that control assets (rather than acquiring the assets directly), we may assume liabilities that predate our ownership and control of the assets. For example, in April 2011, we acquired a majority of the outstanding shares of common stock of Lion Oil, the Arkansas corporation that owns and operates the El Dorado refinery. Because we acquired the stock of Lion Oil (rather than acquiring the refinery assets directly), we may be subject to Lion Oil's historic liabilities.

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

In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire. In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. We anticipate that compliance with environmental, health and safety regulations will require us to spend approximately $16.3 million in capital costs in 2014 and approximately $49.3 million during the next five years.

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

For the year ended December 31, 2013, nearly all of the refinery sales volume in Tyler was completed through a rack system located at the Tyler refinery, which is owned by our logistics segment. Unlike most other refineries, the Tyler refinery currently has no ability to distribute refined products outside the northeast Texas market. Although our Big Sandy, Texas terminal became operational in 2013, the Tyler refinery's limited distribution capabilities may continue to limit its ability to increase its production, attract new customers for its refined petroleum products or increase sales of the Tyler refinery products. In addition, if demand for the Tyler refinery's products diminishes within the northeast Texas market, its production may be reduced and our financial results would be adversely affected unless additional distribution capabilities are identified.

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

In addition, the maintenance or replacement of our existing customers depends on a number of factors outside of our control, including increased competition from other suppliers and demand for refined products in the markets we serve. The market for distribution of wholesale motor fuel is highly competitive and fragmented. Some of our competitors have significantly greater resources and name recognition than us. The loss of major customers, or a reduction in amounts purchased by major customers, could have an adverse effect on us to the extent that we are not able to correspondingly increase sales to other purchasers.

Finally, our ability to purchase and process favorably priced crude oils has allowed us to achieve higher net income and cash flow during the 2012 and 2013 fiscal years. For example, we currently enjoy access to mid-continent and southern Arkansas crude oils that are favorably priced due, in part, to the limited markets for them. If the price of these crude oils increases as a result of increased competition for them, it could have a material adverse effect on our business, financial condition and results of operations.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities, including federal and state and transactional taxes such as excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. For example, recent regulatory proposals in the U.S. could effectively limit, or even eliminate, use of the last-in, first-out ("LIFO") inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to us of the transition from LIFO to another inventory method could be material. We use the LIFO method with respect to our inventories at the Tyler refinery. As of December 31, 2013, if the first-in, first out (“FIFO”) valuation method had been used instead of the LIFO method, our inventories at the Tyler refinery would have been about $51.5 million higher. This increase in inventory would result in a one-time increase in taxable income which would be taken into account over the following several taxable years. Certain of these liabilities are subject to periodic audits by the respective taxing authority which could increase our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties.

We may incur losses as a result of our forward contract activities and derivative transactions.

We selectively use derivative financial instruments, such as petroleum commodity derivative transactions and interest rate swaps and interest rate cap agreements, to partially mitigate the risk of commodity price volatility and various financial exposures inherent in our business. We expect to continue to enter into these types of transactions. In connection with such derivative transactions, we may be required to make payments to maintain margin accounts and to settle the contracts at their value upon termination. The maintenance of required margin accounts and the settlement of derivative contracts at termination could cause us to suffer losses or limit gains if commodity prices move above or below the price levels established by our hedging instruments. In particular, derivative transactions could expose us to the risk of financial loss upon unexpected or unusual variations in the prices of crude oil, gasoline, diesel or ethanol. We cannot assure you that the strategies underlying these transactions will be successful. If any of the instruments we utilize to manage our exposure to various types of risk is not effective, we may incur losses.

We are exposed to certain counterparty risks which may adversely impact our results of operations.

We evaluate the creditworthiness of each of our various counterparties, but we may not always be able to fully anticipate or detect deterioration in a counterparty's creditworthiness and overall financial condition. The deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties) could expose us to an increased risk of nonpayment or other default under our contracts with them. If a material counterparty (or counterparties) defaults on their obligations to us, this could materially adversely affect our financial condition, results of operations or cash flows. For example, under the terms of the S&O Agreement with J. Aron, we granted J. Aron the exclusive right to store and withdraw crude and certain products in the tanks associated with the El Dorado refinery. The S&O Agreement also provides that the ownership of substantially all crude oil and certain other refined products in the tanks associated with the refinery will be retained by J. Aron, and that J. Aron will purchase substantially all of the specified refined products processed at the El Dorado refinery. An adverse change in J. Aron's business, results of operations, liquidity or financial condition could adversely affect its ability to timely discharge its obligations to us, which would consequently have a material adverse affect on our business, results of operations or liquidity.

Adverse weather conditions or other unforeseen developments could damage our facilities, reduce customer traffic and impair our ability to produce and deliver refined petroleum products or receive supplies for our retail fuel and convenience stores.

The regions in which we operate are susceptible to severe storms, including hurricanes, thunderstorms, tornadoes, floods, extended periods of rain, ice storms and snow, all of which we have experienced in the past few years. Inclement weather conditions could damage our facilities, interrupt production, adversely impact consumer behavior, travel and retail fuel and convenience store traffic patterns or interrupt or impede our ability to operate our locations. If such conditions prevail near our refineries, they could interrupt or undermine our ability to produce and transport products from our refineries and receive and distribute products at our terminals. Regional occurrences, such as energy shortages or increases in energy prices, fires and other natural disasters, could also hurt our business. The occurrence of any of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

Weather conditions in our operating area also have a significant effect on our operating results in our retail segment. Customers are more likely to purchase more gasoline and higher profit margin items such as fast foods, fountain drinks and other beverages during the spring and summer months. Unfavorable weather conditions during these months and a resulting lack of the expected seasonal upswings in traffic and sales could have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of the workforce at our refineries is unionized, and we may face labor disruptions that would interfere with our operations.

As of December 31, 2013, we employed 298 and 774 people in our Tyler and El Dorado operations, respectively. From among these employees, 160 operations and maintenance hourly employees and 40 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202 at year end. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2015. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2015. As of December 31, 2013, 202 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2014. Although these collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure you that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the systems currently used for certain transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put certain payment card data at risk. These systems are determined and controlled by the PCI, and not by us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We have taken the necessary steps to assure the PCI compliance and Data Security Standards are being employed at all our locations. However, compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes.

In recent years, several retailers, including us, have experienced data breaches resulting in the exposure of sensitive customer data, including payment card information. For example, our retail segment experienced a security breach in 2013 that may have compromised the payment card information of certain retail customers. Any compromise or breach of our information and payment technology systems could cause interruptions in our operations, damage our reputation, reduce our customers' willingness to visit our sites and conduct business with us, or expose us to litigation from customers or sanctions from the PCI.

Also, we inherited information technology systems and controls at our El Dorado refinery that monitor the movement of petroleum products through certain of our pipeline systems. An undetected failure of these systems could result in environmental damage, operational disruptions, regulatory enforcement or private litigation. Further, the failure of any of our systems to operate effectively, or problems we may experience with transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems. In addition, a compromise of our internal data network at any of our refining or terminal locations may have disruptive impacts similar to that of our retail operations. These disruptions could range from inconvenience in accessing business information to a disruption in our refining and/or logistics operations. Cost increases may be incurred in this area to combat the continued escalation of cyber attacks and/or disruptive criminal activity.

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

Since our inception, we have grown our retail segment primarily by acquiring stores in the southeastern United States. In the future, we may seek to grow by selectively operating stores in geographic areas other than those in which we currently operate, or in which we currently have a relatively small number of stores. This growth strategy would present numerous operational and competitive challenges to our senior management and employees and would place significant pressure on our operating systems. In addition, we cannot assure you that consumers located in the regions in which we may expand our operations would be as receptive to our stores as consumers in our existing markets. The success of any such growth plans will depend in part upon our ability to:

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

Our retail segment is dependent on fuel sales which makes us susceptible to increases in the cost of gasoline and interruptions in fuel supply.

Net fuel sales of our retail segment represented approximately 79.6%, 79.9% and 79.9% of total net sales of our retail segment for the fiscal years 2013, 2012 and 2011, respectively. Our dependence on fuel sales makes us susceptible to increases in the cost of gasoline and diesel fuel and fuel profit margins have a significant impact on our earnings. The volume of fuel sold by us and our fuel profit margins are affected by numerous factors beyond our control, including the supply and demand for fuel, volatility in the wholesale fuel market and the pricing policies of competitors in local markets. Although we can rapidly adjust our pump prices to reflect higher fuel costs, a material increase in the price of fuel could adversely affect demand. A material, sudden increase in the cost of fuel that causes our fuel sales to decline could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on fuel sales also makes us susceptible to interruptions in fuel supply. At December 31, 2013, fuel from the Gulf Coast transported to us through the Colonial and Plantation pipelines was the primary source of fuel supply for approximately 87.7% of our retail fuel and convenience stores. To mitigate the risks of cost volatility, we typically have no more than a five-day supply of fuel at each of our stores and our fuel contracts do not guarantee an uninterrupted, unlimited supply in the event of a shortage. Gasoline sales generate customer traffic to our retail fuel and convenience stores and any decrease in gasoline sales, whether due to shortage or otherwise, could adversely affect our merchandise sales. A serious interruption in the supply of gasoline to our retail fuel and convenience stores could have a material adverse effect on our business, financial condition and results of operations.

If there is negative publicity concerning our brand names or the brand names of our suppliers, fuel and merchandise sales in our retail segment may suffer.

We offer food products in our stores that are marketed under our brand names and certain nationally recognized brands such as Subway® and Quizno's®. Negative publicity, regardless of whether the concerns are valid, concerning food or beverage quality, food or beverage safety or other health concerns, facilities, employee relations or other matters may materially and adversely affect demand for food and beverages offered in our stores and could result in a decrease in customer traffic to our stores. Additionally, we may be the subject of complaints or litigation arising from food or beverage-related illness or injury in general which could have a negative impact on our business. Health concerns, poor food or beverage quality or operating issues stemming from one store or a limited number of stores can materially and adversely affect the operating results of some or all of our stores and harm our proprietary brands.

In addition, we are an independent retailer of fuel that markets some of our products under the major oil company brands BP®, Shell® and Marathon®. Fuel sold under these major brands represented approximately 18.2% of total fuel sales volume for our retail segment during the year ended December 31, 2013. Negative publicity concerning any of these major oil companies could adversely affect fuel and merchandise sales volumes in our retail segment. For example, the Deepwater Horizon accident in the Gulf of Mexico in April 2010 resulted in consumer boycotts of independent retailers of BP® branded fuels. If negative publicity pertaining to the major brands adversely affects our sales volumes, it could have a material adverse effect on our business, financial condition and results of operations.

Wholesale cost increases, vendor pricing programs and tax increases applicable to tobacco products, as well as campaigns to discourage their use, could adversely impact our results of operations in our retail segment.

Sales of tobacco products accounted for approximately 8.2%, 7.8% and 7.9% of net sales in our retail segment during the fiscal years 2013, 2012 and 2011, respectively. Our tobacco gross profit accounted for approximately 12.2%, 14.8% and 15.9% of total gross profit in our retail segment during the same periods. Increases in the retail price of tobacco products as a result of increased taxes or wholesale costs could materially impact our cigarette sales volume and/or revenues, merchandise gross profit and overall customer traffic. In addition, national and local campaigns to discourage the use of tobacco products may have an adverse effect on demand for these products. A reduction in cigarette sales volume and/or revenues, merchandise gross profit from tobacco products or overall customer demand for tobacco products could have a material adverse effect on the business, financial condition and results of operations of our retail segment.

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

A non-U.S. holder of our common stock may be subject to U.S. federal income tax with respect to gain recognized on the sale, exchange or other disposition of our common stock if we are, or were, a "U.S. real property holding corporation" ("USRPHC") at any time during the shorter of the five-year period ending on the date of the sale or other disposition and the period such non-U.S. holder held our common stock (the shorter period referred to as the "lookback period"). In general, we would be a USRPHC if the fair market value of our "U.S. real property interests," as such term is defined for U.S. federal income tax purposes, equals or exceeds 50% of the sum of the fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business. The test for determining USRPHC status is applied on certain specific determination dates and is dependent upon a number of factors, some of which are beyond our control (including, for example, fluctuations in the value of our assets). If we are or become a USRPHC, so long as our common stock is regularly traded on an established securities market such as the NYSE, only a non-U.S. holder who, actually or constructively, holds or held during the lookback period more than 5% of our common stock will be subject to U.S. federal income tax on the disposition of our common stock.

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic and stock market conditions;

•	the failure of securities analysts to cover our common stock or the cessation of such coverage;

•	changes in financial estimates by securities analysts and the frequency and accuracy of such reports;

•	future sales of our common stock;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	sales of common stock by us, our senior officers or our affiliates; and

•	the other factors described in these "Risk Factors."
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

The risk of stockholder activism has increased because no stockholder controls a majority of our common stock.

Prior to March 20, 2013, Delek Group controlled a majority of our common stock but, by December 31, 2013, it controlled only 30.5%. Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over us, and Delek Group's divestitures have increased this risk. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. As a result, stockholder campaigns could adversely affect our results of operations, financial condition and cash flows.

Influential stockholders may have conflicts of interest with other stockholders in the future.

At December 31, 2013, Delek Group beneficially owned approximately 30.5% of our outstanding common stock. So long as Delek Group continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to influence the election of our directors and our business decisions, including whether to pursue or consummate potential mergers or acquisitions, asset sales, and other significant corporate transactions such as the declaration of dividends. We cannot provide any assurances that the interests of Delek Group will coincide with the interests of other holders of our common stock.

Future sales of shares of our common stock could depress the price of our common stock.

The market price of our common stock could decline as a result of the introduction of a large number of shares of our common stock into the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2013, 18,036,432 shares of our common stock were controlled by Delek Group. In accordance with Delek Group's registration rights agreement with us, these shares have been registered for resale by the selling stockholders, in one or more transactions, at their discretion in the future. Affiliates of Delek Group sold an aggregate of 13.5 million shares of our common stock during the year ended December 31, 2013.

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

We may be unable to pay future regular and/or special dividends in the anticipated amounts and frequency set forth herein.

We will only be able to pay regular and/or special dividends from our available cash on hand and funds received from our subsidiaries. Our ability to receive dividends and other cash payments from our subsidiaries is restricted under the terms of their respective credit facilities. For example, under the terms of their credit facilities, our subsidiaries are subject to certain customary covenants that limit their ability to, subject to certain exceptions as defined in their respective credit agreements, remit cash to, distribute assets to, or make investments in, us as the parent company. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other cash payments to us. The declaration of future regular and/or special dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay regular quarterly cash dividends on our common stock at an annual rate of $0.40 per share, we cannot provide any assurances that any regular and/or special dividends will be paid in the anticipated amounts and frequency set forth herein, if at all.

Provisions of Delaware law and our organizational documents may discourage takeovers and business combinations that our stockholders may consider in their best interests, which could negatively affect our stock price.

Provisions of Delaware law, our Second Amended and Restated Certificate of Incorporation and our Second Amended and Restated Bylaws may have the effect of delaying or preventing a change in control of our company or deterring tender offers for our common stock that other stockholders may consider in their best interests. For example, our Second Amended and Restated Certificate of Incorporation provides that:

•	stockholder actions may only be taken at annual or special meetings of stockholders;

•	members of our Board of Directors can be removed with or without cause by a supermajority vote of stockholders;

•	the Court of Chancery of the State of Delaware is, with certain exceptions, the exclusive forum for certain legal actions;

•	our bylaws, as may be in effect from time to time, can be amended only by a supermajority vote of stockholders; and

•	certain provisions of our certificate of incorporation, as may be in effect from time to time, can be amended only by a supermajority vote of stockholders.

In addition, the certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock in one or more different series with terms to be fixed by our Board of Directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult and more expensive for a person or group to acquire control of us and could effectively be used as an anti-takeover device. On the date of this report, no shares of our preferred stock are outstanding.

Finally, our Second Amended and Restated Bylaws provide for an advance notice procedure for stockholders to nominate director candidates for election or to bring business before an annual meeting of stockholders and require that special meetings of stockholders be called only by our chairman of the Board of Directors, president or secretary after written request of a majority of our Board of Directors. The advance notice provision requires disclosure of derivative positions, hedging transactions, short interests, rights to dividends and other similar positions of any stockholder proposing a director nomination, in order to promote full disclosure of such stockholder's economic interest in us.

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

We are exposed to risks relating to evaluations of internal controls required by Section 404 of Sarbanes-Oxley.

To comply with the management certification and auditor attestation requirements of Section 404 of Sarbanes-Oxley, we are required to evaluate our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. During this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a "material weakness" or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Refining Segment

The refining segment owns refineries in Tyler, Texas and El Dorado, Arkansas and the land on which these two refineries are located. The Tyler refinery is situated on approximately 100 out of a total of approximately 600 acres of land owned by us. The El Dorado refinery site consists of approximately 460 acres of which the main plant sits on approximately 335 acres. The refining segment also owned the light product truck rack and asphalt distribution terminal at the El Dorado refinery. We also own the Helena Pipeline that connects El Dorado, Arkansas to Helena, Arkansas. In Helena, Arkansas, we own the Helena Terminal on the Mississippi River, which can be used for crude oil or finished products. The Helena Assets are currently out of service and will require capital investment to be restored to working order. The refining segment also owns two biodiesel facilities involved in production of biodiesel fuels and related activities. The results of operation of these assets are included in our refining segment. The refining segment also owns or leases approximately 40 trucks used to transport crude and finished product. See also "Refining Segment" included in Item 1, Business, of this Annual Report on Form 10-K.

Logistics Segment

As of December 31, 2013, the logistics segment owned seven light product distribution terminals, one in each of Nashville and Memphis, Tennessee, Tyler, Big Sandy, San Angelo and Abilene, Texas, and North Little Rock, Arkansas. All of the above properties are located on real property owned by us. The logistics segment also owns the El Dorado Pipeline System, the Magnolia Pipeline System and 600 miles of crude oil gathering lines, which are located in Louisiana and Arkansas. The logistics segment owns the McMurrey Pipeline System, the Nettleton Pipeline, the Tyler-Big Sandy Pipeline and the Paline Pipeline System, which are located in Texas. All of the pipeline systems set forth above run across fee owned land, leased land and rights-of-way. In February 2014, the logistics segment purchased certain storage tanks and the products terminal located at the El Dorado refinery from the refining segment. See Note 20 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information. See also "Logistics Segment" included in Item 1, Business, of this Annual Report on Form 10-K.

Retail Segment

As of December 31, 2013, the retail segment owned the real estate at 209 company-operated retail fuel and convenience store locations, and leased the real property at 152 company-operated stores. In addition to these stores, we own or lease 17 locations that were either leased or subleased to third-party dealers; and 51 other dealer sites are owned or leased independently by dealers.

The following table summarizes the real estate position of our retail segment as of December 31, 2013.

State	Company Operated Sites	Dealer Sites	Dealer Sites Not Owned Nor Leased By Us	Owned Sites	Leased Sites	Remaining Lease Term <3 Years (1)	Remaining Lease Term >3 Years (1)
Tennessee	198	20	15	116	87	22	65
Alabama	90	33	30	55	38	7	31
Georgia	50	13	6	37	20	11	9
Arkansas	10	2	—	8	4	1	3
Virginia	8	—	—	—	8	1	7
Kentucky	3	—	—	1	2	—	2
Mississippi	2	—	—	2	—	—	—
Total	361	68	51	219	159	42	117

(1)	Includes options renewable at our discretion; measured as of December 31, 2013.

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

Liens and Encumbrances

The majority of the assets described above are pledged under and encumbered by certain of our debt facilities. See Note 10 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

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

Following the November 2008 explosion and fire at the Tyler refinery, the EPA conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards of the Clean Air Act. As a result, the EPA referred an enforcement action to the DOJ in late 2011 and we are currently in discussions with EPA and the DOJ regarding what, if any, penalties and/or interim actions may be necessary.

In 2011, the EPA referred an enforcement action to the DOJ pertaining to alleged violations of our NPDES wastewater discharge permit at the El Dorado refinery, which the newly constructed pipeline to the Ouachita River is designed to alleviate. We entered into a consent decree with the EPA in July 2013 which required the payment of a $0.5 million penalty and the completion of the pipeline and certain interim actions by August 31, 2013. We completed the requirements under the consent decree and the consent decree terminated in December 2013.

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

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol "DK." The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period and dividends issued since January 1, 2012:

Period	High Sales Price	Low Sales Price	Regular Dividends Per Common Share	Special Dividends Per Common Share
2012
First Quarter	$15.72	$10.99	$0.0375	$0.0900
Second Quarter	$17.76	$14.78	$0.0375	$0.1000
Third Quarter	$27.41	$17.57	$0.0375	$0.1000
Fourth Quarter	$27.58	$22.51	$0.1000	$0.1000
2013
First Quarter	$41.47	$24.70	$0.1000	$0.1000
Second Quarter	$39.80	$27.57	$0.1500	$0.1000
Third Quarter	$31.53	$20.57	$0.1500	$0.1000
Fourth Quarter	$34.49	$19.83	$0.1500	$0.1000

In connection with our initial public offering in May 2006, our Board of Directors announced its intention to pay a regular quarterly cash dividend of $0.0375 per share of our common stock beginning in the fourth quarter of 2006. In November 2012, our Board of Directors announced its intention to pay a regular quarterly cash dividend of $0.10 per share of our common stock beginning in the fourth quarter of 2012; and, in May 2013, the Board of Directors increased the regular quarterly cash dividend to $0.15 per share of our common stock, beginning in the second quarter of 2013. The dividends paid in 2013 and 2012 totaled approximately $57.3 million and $35.5 million, respectively. As of the date of this filing, we intend to continue to pay regular quarterly cash dividends on our common stock at the annual rate of $0.60 per share. The declaration and payment of future regular and/or special dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our Board of Directors deems relevant. Except as represented in the table above, we have paid no other cash dividends on our common stock during the two most recent fiscal years.

Holders

As of February 21, 2014, there were approximately 7 common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street" name accounts through brokers.

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

The following graph and table compare cumulative total returns for our stockholders to the Standard and Poor's 500 Stock Index and a market capitalization weighted peer group selected by management for the five-year period commencing December 31, 2008 and ending December 31, 2013.  The graph assumes a $100 investment made on December 31, 2008.  Each of the three measures of cumulative total return assumes reinvestment of dividends.  The peer group is comprised of Alon USA Energy, Inc. (NYSE: ALJ), CVR Energy, Inc. (NYSE: CVI), HollyFrontier Corporation (NYSE: HFC), Marathon Petroleum Corporation (NYSE: MPC), Phillips 66 (NYSE: PSX), Tesoro Corporation (NYSE: TSO), Valero Energy Corporation (NYSE: VLO) and Western Refining, Inc (NYSE: WNR).  The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Delek US Holdings Inc., the S&P 500 Index, and a Peer Group

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/08
12/09
12/10
12/11
12/12
12/13
Delek US Holdings Inc.
S&P 500
Peer Group

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
In conjunction with the DKL Offering, we reclassified certain operating segments. The majority of the assets previously reported as our marketing segment and certain assets previously operated by our refining segment were contributed to Delek Logistics. The results of the operation of these assets are now reported in our logistics segment. Further, certain operations previously included as part of our marketing segment were retained by Delek and are now reported as part of our refining segment. Also, as a result of the Tyler Acquisition, the assets acquired by Delek Logistics are now operated by and reported in our logistics segment. These assets were previously operated by and reported in our refining segment. The historical results of the operation of the assets transferred in the DKL Offering and the Tyler Acquisition have been reclassified to conform to the current presentation.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:	(In millions, except share and per share data)
Net sales:
Refining	$6,435.8	$6,240.9	$4,715.9	$1,693.8	$893.1
Logistics	907.4	818.5	738.1	504.4	374.4
Retail	1,871.4	1,877.8	1,859.4	1,592.3	1,421.5
Other	(507.8)	(210.5)	(115.2)	(34.9)	(22.3)
Total net sales	8,706.8	8,726.7	7,198.2	3,755.6	2,666.7
Operating costs and expenses:
Cost of goods sold	7,872.1	7,704.4	6,429.9	3,412.9	2,394.1
Operating expenses	386.7	363.3	320.9	229.5	219.0
Impairment of goodwill	—	—	2.2	—	7.0
Insurance proceeds — business interruption	—	—	—	(12.8)	(64.1)
Property damage proceeds, net	—	—	—	(4.0)	(40.3)
General and administrative expenses	120.5	103.5	81.4	59.0	64.3
Depreciation and amortization	89.8	82.5	74.1	61.1	52.4
Other operating (income) expense, net	—	(0.1)	3.6	0.7	2.9
Total operating costs and expenses	8,469.1	8,253.6	6,912.1	3,746.4	2,635.3
Operating income	237.7	473.1	286.1	9.2	31.4
Interest expense	37.7	45.7	51.2	34.1	25.5
Interest income	(0.3)	(0.2)	—	—	(0.1)
(Gain) loss on investment in Lion Oil	—	—	(12.9)	60.0	—
Other expenses, net	(6.3)	—	—	—	0.6
Total non-operating expenses, net	31.1	45.5	38.3	94.1	26.0
Income (loss) from continuing operations before income taxes	206.6	427.6	247.8	(84.9)	5.4
Income tax expense (benefit)	70.9	151.6	84.7	(5.0)	3.1
Income (loss) from continuing operations	135.7	276.0	163.1	(79.9)	2.3
Income (loss) from discontinued operations, net of tax	—	—	—	—	(1.6)
Net income (loss)	135.7	276.0	163.1	(79.9)	0.7
Net income attributed to non-controlling interest	18.0	3.2	4.8	—	—
Net income (loss) attributable to Delek	$117.7	$272.8	$158.3	$(79.9)	$0.7

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data (Continued):	(In millions, except share and per share data)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.99	$4.65	$2.80	$(1.47)	$0.04
Loss from discontinued operations	—	—	—	—	(0.03)
Basic earnings (loss) per share	$1.99	$4.65	$2.80	$(1.47)	$0.01
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.96	$4.57	$2.78	$(1.47)	$0.04
(Loss) income from discontinued operations	—	—	—	—	(0.03)
Diluted earnings (loss) per share	$1.96	$4.57	$2.78	$(1.47)	$0.01
Weighted average common shares outstanding:
Basic	59,186,921	58,719,968	56,543,977	54,264,763	53,693,258
Diluted	60,047,138	59,644,798	57,026,864	54,264,763	54,484,969
Dividends declared per common share outstanding	$0.95	$0.60	$0.33	$0.15	$0.15

	Year Ended December 31,
	2013	2012	2011	2010	2009
Cash Flow Data:	(In millions)
Cash flows provided by operating activities	$102.5	$462.9	$130.1	$71.0	$137.8
Cash flows used in investing activities	(244.2)	(159.2)	(195.7)	(44.5)	(102.9)
Cash flows provided by (used in) financing activities	(60.0)	72.1	242.4	(45.8)	18.2
Net increase (decrease) in cash and cash equivalents	$(201.7)	$375.8	$176.8	$(19.3)	$53.1

	Year Ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(In millions)
Cash and cash equivalents	$400.0	$601.7	$225.9	$49.1	$68.4
Total current assets	1,410.5	1,359.7	1,050.6	299.4	311.6
Property, plant and equipment, net	1,278.5	1,124.2	1,053.8	680.1	692.0
Total assets	2,834.4	2,623.7	2,230.6	1,144.6	1,223.0
Total current liabilities	1,080.8	999.1	994.7	292.5	322.2
Total debt, including current maturities	410.3	362.2	432.6	295.8	317.1
Total non-current liabilities	633.2	546.6	582.3	408.8	369.8
Total shareholders' equity	1,120.4	1,078.0	653.6	443.3	531.0
Total liabilities and shareholders' equity	2,834.4	2,623.7	2,230.6	1,144.6	1,223.0

Segment Data(1):

	As of and For the Year Ended December 31, 2013
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$6,059.6	$1,871.4	$829.8	$(54.0)	$8,706.8
Intercompany fees and sales	376.2	—	77.6	(453.8)	—
Operating costs and expenses:
Cost of goods sold	5,852.6	1,691.3	811.3	(483.1)	7,872.1
Operating expenses	227.7	132.5	30.3	(3.8)	386.7
Segment contribution margin	$355.5	$47.6	$65.8	$(20.9)	448.0
General and administrative expenses					120.5
Depreciation and amortization					89.8
Operating income					$237.7
Total assets	$1,907.4	$449.0	$274.8	$203.2	$2,834.4
Capital spending (excluding business combinations)	$144.3	$37.9	$5.1	$35.0	$222.3

	As of and For the Year Ended December 31, 2012
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$6,070.8	$1,877.8	$775.9	$2.2	$8,726.7
Intercompany fees and sales	170.1	—	42.6	(212.7)	—
Operating costs and expenses:
Cost of goods sold	5,441.1	1,704.6	757.9	(199.2)	7,704.4
Operating expenses	206.7	128.0	30.4	(1.8)	363.3
Segment contribution margin	$593.1	$45.2	$30.2	$(9.5)	659.0
General and administrative expenses					103.5
Depreciation and amortization					82.5
Gain on sale of assets					(0.1)
Operating income					$473.1
Total assets	$1,835.8	$425.6	$283.3	$79.0	$2,623.7
Capital spending (excluding business combinations)	$65.9	$29.1	$10.5	$26.5	$132.0

	As of and For the Year Ended December 31, 2011
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,632.5	$1,859.4	$715.8	$(9.5)	$7,198.2
Intercompany fees and sales	83.4	—	22.3	(105.7)	—
Operating costs and expenses:
Cost of goods sold	4,160.9	1,679.4	694.8	(105.2)	6,429.9
Operating expenses	168.8	132.6	19.5	—	320.9
Impairment of goodwill	—	2.2	—	—	2.2
Segment contribution margin	$386.2	$45.2	$23.8	$(10.0)	445.2
General and administrative expenses					81.4
Depreciation and amortization					74.1
Loss on sale of assets					3.6
Operating income					$286.1
Total assets	$1,607.3	$412.1	$224.4	$(13.2)	$2,230.6
Capital spending (excluding business combinations)	$36.0	$36.5	$0.9	$7.6	$81.0

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products;

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	our ability to execute our strategy of growth through acquisitions and the transactional risks inherent in such acquisitions;

•	diminution in value of long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement and periodic turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments; and

•	other factors discussed under Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our other filings with the SEC.
In light of these risks, uncertainties and assumptions, our actual results of operations and execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements, and you should not place undue reliance upon them. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or period trends. We can give no assurances that any of the events anticipated by any forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition.

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
Executive Summary and Strategic Overview
Business Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) refining, (2) logistics, and (3) retail. Our refining segment operates independent refineries in Tyler, Texas and El Dorado, Arkansas with a combined design crude distillation capacity of 140,000 bpd. Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for our refining segment, as well as third parties. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 361 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.
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
For our Tyler refinery, we compare our per barrel refined product margin to a well-established industry metric: the Gulf Coast crack spread. The Gulf Coast crack spread is used as a benchmark for measuring a refinery's product margins by measuring the difference between the market price of light products and crude oil. It represents the approximate gross margin resulting from processing one barrel of crude oil into three-fifths of a barrel of gasoline and two-fifths of a barrel of high-sulfur diesel. We calculate the Gulf Coast crack spread using the market value of U.S. Gulf Coast Pipeline Conventional 87 CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the first month futures price of WTI on the NYMEX. U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline is a grade of gasoline commonly marketed as Regular Unleaded at retail locations. U.S. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra low sulfur diesel) are priced. The NYMEX is the commodities trading exchange where contracts for the future delivery of petroleum products are bought and sold.
We anticipate that the quantities and varieties of crude oil processed and products manufactured at the El Dorado refinery will continue to vary. Therefore, we do not believe that it is possible at this time to develop a reasonable refined product margin benchmark that would accurately portray our refined product margins at the El Dorado refinery.
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
Strategic Accomplishments
Crude Supply Update
We believe we improved our crude source flexibility through methods such as overcoming supply limitations and disruptions by increasing pipeline access to Midland-sourced crude supplies. Improved pipeline access began at the Tyler refinery in April 2013, allowing access to 52,000 bpd of Midland-sourced crude, an increase of 17,000 bpd. The El Dorado refinery began receiving 20,000 bpd of Midland-sourced crude through increased pipeline access in May 2013 and this amount increased to 35,000 bpd in June 2013. The total increase of approximately 42,000 bpd, to 87,000 bpd, of Midland-sourced crude improved our overall margins by replacing crude sources that are currently more expensive.
In addition to improved pipeline access, the construction of a new rail facility with two offloading racks at the El Dorado refinery was completed in 2013. The offloading capacity of these racks is approximately 12,000 bpd of heavy crude or up to 25,000 bpd of light crude. In addition, a third-party rail facility adjacent to the El Dorado refinery can offload up to 20,000 bpd of light crudes. These facilities give the El Dorado refinery the ability to receive significant volumes of Canadian, Bakken, Eagleford, Cushing and other cost-advantaged crude by rail. In addition, we have expanded our rail fleet by purchasing 35 additional cars in 2013 and ordering an additional 100 cars to be delivered in each of 2014 and 2015. The combination of improved pipeline access and increased rail-supplied crude will allow the El Dorado refinery to operate at capacity without relying on Gulf Coast crude supplies.
Finally, to better explore and take advantage of opportunities created by continued growth in Canadian oil production, Delek formed Delek Canada in the third quarter of 2013. An office was opened in Calgary and is currently staffed with two professionals handling financial and operational responsibilities. We continue to focus our efforts on increasing the amounts of rail-supplied crude oil that can be purchased for El Dorado and supplying crude to third parties.
Delek Logistics Partners, LP
On November 7, 2012, Delek Logistics closed the DKL Offering, which represented the sale by us of a 37.6% limited partner interest in Delek Logistics. Net proceeds to Delek Logistics from the sale of the units were approximately $171.8 million, net of estimated offering costs and underwriters' commissions of $21.4 million. As of December 31, 2013, we owned a 60.0% limited partner interest in Delek Logistics, and a 96.6% interest in Logistics GP, which owns a 2.0% general partner interest in Delek Logistics, and all of the income distribution rights. Headquartered in Brentwood, Tennessee, Delek Logistics was formed by us to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with the DKL Offering. A substantial majority of Delek Logistics' assets are currently integral to our refining segment operations.

On July 26, 2013, Delek Logistics completed the Tyler Acquisition. The cash paid for the assets acquired was $94.8 million, financed with proceeds from an amendment to the Delek Logistics revolving credit agreement and cash on hand.

On February 10, 2014, Delek Logistics completed the acquisition of certain storage tanks and the products terminal located at the El Dorado refinery from Lion Oil for $95.9 million in cash (the "El Dorado Acquisition"). See Note 20 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

These transactions have enabled us to unlock the value of our logistics assets and provides us with the ability to more efficiently search for midstream growth opportunities.

Integration of our Operations
During 2013 we continued our strategic focus to capitalize on integration opportunities in our businesses.  By managing our refineries as a system, we can better utilize our improved crude supply between each location through our Longview, Texas crude hub. With the vacuum tower bottoms capital project (the “VTB project”) at our Tyler refinery during the second half of 2012, we expanded a portion of the coker to increase its throughput capability. This allows us to ship asphalt from our El Dorado refinery to be processed at Tyler to yield additional light products to be sold, which generally provide higher margins than asphalt.  During 2013, we continued to utilize the VTB project to improve production flexibility at El Dorado and convert asphalt to higher margin light products at Tyler. In January 2013, we acquired our first biodiesel plant to integrate our supply to help us meet our Renewable Fuel Standard blending obligations. We purchased our second biodiesel plant in January 2014 as a continuation of this effort.
The geographic location of our refineries also provides the ability to ship intermediate products to support production levels. During 2013, we shipped intermediate products from Tyler to El Dorado as well as gasoline blend stock. In January 2014, while El Dorado was in a planned turnaround, light products were transported from Tyler to El Dorado to support our customers.
As we continue to build new retail locations, we look for opportunities to provide gas and diesel to our stores from our El Dorado refinery. During 2013, we built two new stores in Arkansas bringing our total in that state to ten. Also, through our marketing efforts we acquired space on the Colonial pipeline that allows us to supply some of our southeast retail locations with light products.

Asset Expansion and Improvements

The El Dorado refinery will complete a turnaround in the first quarter of 2014. During the turnaround, several other projects will be completed, including, among others, improvements to the FCC reactor in order to increase conversion in the unit, as well as modifications to the crude, gasoline hydrotreater and isomerization units, which will increase the refinery's capacity for processing light crude oils.
The Tyler refinery completed a turnaround of its alkylation unit and performed maintenance on its distillate hydrotreater, coker and platformer in the fourth quarter of 2013 in order to improve scheduling and efficiency of the turnaround scheduled for the first quarter of 2015.
Retail Operations

Customer Loyalty Program

MAPCO Express has implemented a customer rewards and loyalty program.  The MY REWARD$® program offers customers $0.03 off per gallon upon registering into the program, and customers earn points by purchasing fuel and merchandise.  Customers can then redeem their points for further fuel discounts, free or discounted items in our convenience stores, or donations to a charity or non-profit organization of their choice.  By December 31, 2013, the MY REWARD$® customer loyalty program had been completely launched in all markets and it had awarded more than 2 billion points to customers.
Construction Initiative

Our new construction initiative remains ongoing, as we continue to build new stores in our core markets. During 2013, we constructed 10 new large-format stores and divested 22 non-strategic locations. As of December 31, 2013, the retail segment operated 361 locations, versus 373 locations in the prior-year period. Of the 361 stores in operation, 206 stores, or approximately 57.1% of the store base, are either reimaged locations or large-format stores. At the end of 2013 there were 53 large-format stores in operation and the target for 2014 is to construct an additional 10 to 15 new large-format stores.

Debt Refinancing

DKL Revolver

On July 9, 2013, Delek Logistics amended and restated its senior secured revolving credit agreement, which was originally entered into on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders (as amended and restated, the "DKL Revolver"). Under the terms of the DKL Revolver, the lender commitments were increased from $175.0 million to $400.0 million and a dual currency borrowing tranche was added that permits draw downs in U.S. or Canadian dollars. The DKL Revolver also contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $450.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.

Borrowings denominated in U.S. dollars under the DKL Revolver bear interest at either a U.S. dollar prime rate, plus an applicable margin, or a London Interbank Offered Rate ("LIBOR") rate, plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars under the DKL Revolver bear interest at either a Canadian dollar prime rate, plus an applicable margin, or a Canadian Dealer Offered Rate ("CDOR") rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon Delek Logistics' most recently reported leverage ratio.

Lion Term Loan

On December 18, 2013, Lion Oil entered into a $90.0 million amended and restated financing agreement (the “Term Loan Facility”) with Bank Hapoalim B.M. as the collateral agent and a lender and Israel Discount Bank of New York as a lender. The Term Loan Facility requires Lion Oil to make 16 quarterly amortization payments of $4.5 million each commencing on December 31, 2014, with the remaining principal balance to be paid at maturity. The Term Loan Facility matures on December 18, 2018 and is secured by (i) all assets of Lion Oil (excluding inventory and accounts receivable), (ii) all shares of capital stock in Lion Oil, and (iii) a first priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Additionally, the Term Loan Facility is guaranteed by Delek and certain subsidiaries of Lion Oil. Interest on the unpaid balance of the Term Loan Facility is computed at a rate per annum equal to LIBOR or a prime-based reference rate, at Lion Oil's election, plus the applicable margins, subject in each case to an interest rate floor of 5.50% per annum.

J. Aron Agreement
On December 23, 2013, Lion Oil executed the Amended S&O Agreement with J. Aron. The Amended S&O Agreement expires on April 30, 2017 and amends and restates the agreement between the parties dated April 29, 2011 which would have expired on April 29, 2014.
Wells ABL

Effective January 16, 2014, Delek Refining entered into an amendment and restatement of the Wells ABL (as defined below) with a consortium of lenders including Wells Fargo Bank, National Association as administrative agent.

Other Acquisitions
Beacon Acquisition
On January 10, 2013, we purchased the Beacon Facility, which is involved in the production of biodiesel fuels and related activities. The aggregate purchase price for the Beacon Facility was approximately $5.3 million.

Hopewell Acquisition
On July 19, 2013, Delek Logistics the Hopewell Pipeline. The Hopewell Pipeline originates at the Tyler refinery and terminates at the Hopewell delivery yard, where it connects to our pipeline that terminates at the Big Sandy Terminal. The Hopewell Pipeline and the Big Sandy Pipeline together form the Tyler-Big Sandy Pipeline. The aggregate purchase price for the Hopewell Pipeline was approximately $5.7 million.
North Little Rock Acquisition
On October 24, 2013, Delek Logistics purchased the North Little Rock Terminal. The aggregate purchase price was approximately $7.2 million, including $2.2 million in refined product inventory.
Helena Acquisition

On December 31, 2013, we completed the Helena Acquisition and acquired the Helena Assets for $5.0 million. The Helena Assets are currently out of service and will require capital investment to be restored to working order. This purchase gives us valuable rights of way and an idled pipeline that offers flexibility to increase crude access and light product outlets for the El Dorado refinery.
Pinnacle Biodiesel Acquisition

On January 2, 2014, we purchased a biodiesel plant in Crossett, Arkansas (the "Crossett Facility") from Pinnacle Biofuels, Inc. for an aggregate purchase price of approximately $11.1 million. The Crossett Facility has a production capacity of approximately 10 million gallons per year. The Crossett Facility produced biodiesel exclusively for Delek under a tolling agreement prior to this acquisition.

Return Capital to Shareholders

Dividends
On May 8, 2013, our Board of Directors authorized an increase to our regular quarterly dividend to $0.15 per share, a 50% increase from the previous quarterly dividend of $0.10 per share. Further, we paid quarterly special dividends throughout 2013, totaling $0.40 per share. Total dividends declared during the year ended December 31, 2013 equaled $57.3 million, or $0.95 per share.

Stock Repurchase Program, Delek Group Offering and Concurrent Stock Repurchase

On March 12, 2013, we announced that our Board of Directors had authorized a $75.0 million common stock repurchase program (the “2013 Repurchase Program”) and, on March 20, 2013, Delek Hungary Holding Limited Liability Company, a Hungarian limited liability company and indirect subsidiary of Delek Group ("Delek Hungary"), completed the sale of 9,000,000 shares of our outstanding common stock in a secondary offering (the “Delek Group Offering”) at a price to the public of $39.50 per share. The price paid to Delek Hungary by the underwriters in the offering, net of underwriting discounts and commissions, was $37.92 per share, for total proceeds to Delek Hungary of approximately $341.3 million from the Delek Group Offering. Additionally, pursuant to the Repurchase Program, we repurchased 1,000,000 shares of our common stock concurrently with the closing of the Delek Group Offering (the “Concurrent Stock Repurchase”), directly from Delek Hungary in a private, non-underwritten transaction at a price per share of $37.92, which was equal to the price paid by the underwriters to Delek Hungary for the shares in the Delek Group Offering. The total purchase price of the Concurrent Stock Repurchase was approximately $37.9 million, which was paid out of our available cash on hand at the closing of the Concurrent Stock Repurchase on March 20, 2013. The terms and conditions of the stock repurchase agreement and the Concurrent Stock Repurchase were reviewed, negotiated and approved by the Audit Committee of our Board of Directors, which is composed entirely of independent directors who are unaffiliated with Delek Group. The 2013 Repurchase Program expired on December 31, 2013. Aside from the Concurrent Stock Repurchase, no additional shares were repurchased under the 2013 Repurchase Program.

Transition from Controlled Company Status

From the time of our initial public offering in May 2006 through March 20, 2013, Delek Group controlled more than 50% of our voting power. As a result, Delek Group and its controlling stockholder, Mr. Itshak Sharon (Tshuva), could, without the consent of our other stockholders, control the election of our directors, influence our corporate and management policies and determine the outcome of any matter or corporate transaction submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Following the Delek Group Offering and the Concurrent Stock Repurchase on March 20, 2013, Delek Group beneficially owned approximately 36.6% of our outstanding common stock. As of December 31, 2013, no representatives of Delek Group served on our Board of Directors, but Delek Group continued to beneficially own approximately 30.5% of our outstanding shares.  While Delek Group no longer controls more than 50% of our voting power and has no representation on our Board of Directors, Delek Group and its controlling stockholder, Mr. Itshak Sharon (Tshuva), may continue to influence the election of our directors, our corporate and management policies (including the declaration of dividends) and the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions, for so long as they control a significant percentage of our outstanding shares.

Prior to the Delek Group Offering and Concurrent Stock Repurchase, as a result of Delek Group controlling more than 50% of our shares outstanding, our Board of Directors had determined that we were a “controlled company” for purposes of the NYSE Listed Company Manual. At times we have relied on exemptions available to us as a “controlled company” from certain requirements of the NYSE Listed Company Manual relating to the independence of our directors and the structure and composition of the committees of our Board of Directors. Upon the completion of the Delek Group Offering and the Concurrent Stock Repurchase, our Board of Directors determined that we were no longer a "controlled company" for purposes of the NYSE Listed Company Manual. Accordingly, effective March 20, 2013, our Board of Directors effected changes to the structure and membership of its committees to comply fully with the provisions of the NYSE Listed Company Manual.

Market Trends
Our results of operations are significantly affected by fluctuations in the prices of certain commodities, including, but not limited to, crude oil, gasoline, distillate fuel and natural gas and electricity among others. Historically, our profitability has been affected by commodity price volatility, specifically as it relates to the price of crude oil and refined products.
We continually experience volatility in the energy markets. Macroeconomic developments and geopolitical events that transpired during the past year had a significant impact on the cost of crude oil, as well as on refined product margins. During 2013, the average price of WTI crude oil increased 4.1% to $98.04 per barrel when compared to 2012, while the average Gulf Coast 5-3-2 crack spread decreased 32.3% to $17.93 per barrel, versus $26.50 in the prior year.
The differential between the price per barrel of WTI and competing benchmark crudes, including Brent crude oil, narrowed during 2013 versus the prior year. The differential averaged $10.66 per barrel in 2013, versus $17.57 per barrel in 2012. This differential averaged from $18.16 in the first quarter of 2013 to $3.84 in the third quarter of 2013, but widened to an average of $11.82 per barrel during the fourth quarter of 2013. We believe the price differential between WTI and other benchmarked crude experienced over the last two years is attributable to increased crude oil supply in the Mid-Continent region that has outpaced the development of energy infrastructure required to transport these volumes. Energy infrastructure development is presently underway in the Mid-Continent region; and, as new pipelines and rail capabilities are added, we expect the crude oil price differential to narrow over time. However, in 2013, as a result of these price differentials, inland refiners, like us, with access to discounted WTI or similarly priced crudes were competitively advantaged versus refiners in predominantly coastal markets.  Our Tyler and El Dorado refineries both had access to discounted WTI and WTI-linked crudes during 2013.
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

Results of Operations
Consolidated Results of Operations — Comparison of the Year Ended December 31, 2013 versus the Year Ended December 31, 2012
We generated net sales of $8,706.8 million and $8,726.7 million during the years ended December 31, 2013 and 2012, respectively, a decrease of $19.9 million, or 0.2%. Increased sales volume at both the Tyler and El Dorado refineries and increased sales volumes and pipeline revenue in the logistics segment were more than offset by the elimination of intercompany sales between operating segments.
Cost of goods sold was $7,872.1 million for the year ended December 31, 2013, compared to $7,704.4 million for the comparable period of 2012, an increase of $167.7 million, or 2.2%. The increase in cost of goods sold was primarily due to the increased sales volumes in the refining and logistics segments and increased crude oil prices. These increases were partially offset by a decrease in average fuel costs in the retail segment.
Operating expenses were $386.7 million for the year ended December 31, 2013 compared to $363.3 million in 2012, an increase of $23.4 million, or 6.4%. The increase in operating expenses is primarily attributable to the expenses associated with the operation of the Beacon Facility acquired in 2013, unplanned maintenance activities during the first quarter of 2013 and increased throughput rates at both the Tyler and El Dorado refineries, as well as an increase in advertising expenses associated with our loyalty program in the retail segment.
General and administrative expenses were $120.5 million for the year ended December 31, 2013 compared to $103.5 million in 2012, an increase of $17.0 million, or 16.4%. The overall increase was primarily due to increases in equity-based compensation and payroll related expenses, outside services and legal fees.
Depreciation and amortization was $89.8 million and $82.5 million for the years ended December 31, 2013 and 2012, respectively, an increase of $7.3 million, or 8.8%. This increase was primarily due to the additional depreciation associated with the assets acquired in 2013 and the construction of new large-format stores in the retail segment, partially offset by a decrease in the number of stores operated by the retail segment.
Other operating expenses for the year ended December 31, 2013 included a $1.6 million disposal of certain refining segment assets. This disposal was completely offset by a $1.6 million condemnation payment associated with one of our retail stores. Other operating income for the year ended December 31, 2012 was $0.1 million and was primarily related to the sale of miscellaneous assets in the retail and refining segments. There were no gains or losses on sales of assets during the year ended December 31, 2013.
Interest expense was $37.7 million in the year ended December 31, 2013, compared to $45.7 million for the comparable period of 2012, a decrease of $8.0 million, or 17.5%. The decrease was primarily attributable to decreases in our unrealized mark-to-market expenses related to our interest rate swaps, along with decreases in interest costs on our debt resulting from changes in debt utilization and interest rates under our various credit facilities.
Other income was $6.3 million in the year ended December 31, 2013 and was primarily attributable to the reversal of litigation accruals due to favorable court rulings.
Income tax expense was $70.9 million and $151.6 million during the years ended December 31, 2013 and 2012, respectively, a decrease of $80.7 million. Our effective tax rate was 34.3% for the year ended December 31, 2013, compared to 35.5% for 2012. The decrease in our effective tax rate for the year ended December 31, 2013 was primarily due to the reduction in taxable income associated with the non-controlling interest in Delek Logistics, which was partially offset by the impact of non-deductible equity-based compensation paid to our executives.

Consolidated Results of Operations — Comparison of the Year Ended December 31, 2012 versus the Year Ended December 31, 2011
We generated net sales of $8,726.7 million and $7,198.2 million during the years ended December 31, 2012 and 2011, respectively, an increase of $1,528.5 million, or 21.2%. The increase in net sales was primarily due to the acquisition of the El Dorado refinery in April 2011 and the impact of increases in fuel sales prices in our logistics and retail segments, as well as increased sales volumes in the logistics segment. These factors were partially offset by decreases in sales volumes attributed to decreased throughputs and production in our refining segment.

Cost of goods sold was $7,704.4 million for the year ended December 31, 2012, compared to $6,429.9 million for the comparable period of 2011, an increase of $1,274.5 million, or 19.8%. The increase in cost of goods sold was primarily the result of the acquisition of the El Dorado refinery in April 2011 and increased fuel costs in the retail segment, partially offset by decreased sales volumes in the refining segment.
Operating expenses were $363.3 million for the year ended December 31, 2012 compared to $320.9 million for the comparable period of 2011, an increase of $42.4 million, or 13.2%. The acquisition of the El Dorado refinery added $31.5 million in operating expenses during the year ended December 31, 2012. The acquisitions of the Lion Pipeline and SALA Gathering Systems in April 2011, the Paline Pipeline System in December 2011 and the Nettleton Pipeline and Big Sandy Pipeline in the first quarter of 2012 further contributed to the increase in operating expenses. These increases were partially offset by a decrease in the number of stores operated by the retail segment in 2012 as compared to 2011.
Goodwill impairment was $2.2 million in 2011 and related to the write-off of goodwill associated with our purchase of stores from Fast Petroleum, Inc. and affiliates ("Fast Stores"). The impairment taken in 2011 was based on our annual impairment testing performed in the fourth quarter. Our annual impairment testing performed in the fourth quarter of 2012 did not result in goodwill impairment.
General and administrative expenses were $103.5 million for the year ended December 31, 2012 compared to $81.4 million in 2011, an increase of $22.1 million, or 27.1%. The overall increase was primarily due to the management and operation of the El Dorado refinery and logistics segment assets subsequent to their respective acquisitions, as well as fees associated with the DKL Offering.
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
Gain on sale of assets for the year ended December 31, 2012 was $0.1 million, which was primarily related to the sale of miscellaneous assets in the retail and refining segments. Loss on sale of assets for the year ended December 31, 2011 was $3.6 million and related to the sale of 18 company-operated retail convenience stores by the retail segment.
Interest expense was $45.7 million in the year ended December 31, 2012, compared to $51.2 million for the comparable period of 2011, a decrease of $5.5 million, or 10.7%. The decrease was primarily attributable to decreases in our unrealized mark-to-market expenses related to our interest rate swaps, along with decreases in interest costs on our debt resulting from changes in debt utilization and interest rates under our various credit facilities.
During the year ended December 31, 2011, in connection with the acquisition of a controlling interest in Lion Oil, we recognized a gain of $12.9 million as a result of remeasuring our prior cost basis interest in Lion Oil at its fair value as of the date of the Lion Acquisition.
Income tax expense was $151.6 million and $84.7 million during the years ended December 31, 2012 and 2011, respectively, an increase of $66.9 million. Our effective tax rate was 35.5% for the year ended December 31, 2012, compared to 34.2% for 2011. The increase in our effective tax rate for 2012 was primarily due to higher state taxes in 2012 and the gain on our investment in Lion Oil in 2011, which was not recognized for tax purposes.

Operating Segments
In conjunction with the DKL Offering, we reclassified certain operating segments. The majority of the assets previously reported as our marketing segment and certain assets previously operated by our refining segment were contributed to Delek Logistics. The results of the operation of these assets are now reported in our logistics segment. Further, certain operations previously included as part of our marketing segment were retained by Delek and are now reported as part of our refining segment. Also, as a result of the Tyler Acquisition, the assets acquired by Delek Logistics are now operated by and reported in our logistics segment. These assets were previously operated by and reported in our refining segment. The historical results of the operation of the assets transferred in the DKL Offering and the Tyler Acquisition have been reclassified to conform to the current presentation.

Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Year Ended December 31,
	2013	2012	2011
Tyler Refinery
Days operated in period	365	366	365
Total sales volume (average barrels per day)(1)	63,696	61,412	60,395
Products manufactured (average barrels per day):
Gasoline	33,791	33,045	32,407
Diesel/Jet	24,374	21,883	22,521
Petrochemicals, LPG, NGLs	2,292	2,268	2,205
Other	1,847	1,989	2,564
Total production	62,304	59,185	59,697
Throughput (average barrels per day):
Crude oil	58,327	56,426	56,028
Other feedstocks	4,970	3,450	4,492
Total throughput	63,297	59,876	60,520
Per barrel of sales(3):
Tyler refinery operating margin(4)	$14.04	$20.39	$18.02
Direct operating expenses(5)	$4.61	$4.71	$4.82
El Dorado Refinery
Days operated in period	365	366	247
Total sales volume (average bpd)(2)(6)	74,180	73,709	76,153
Products manufactured (average bpd)(6):
Gasoline	34,908	33,411	33,231
Diesel	27,097	27,163	26,726
Petrochemicals, LPG, NGLs	997	1,318	1,399
Asphalt	7,691	6,897	14,820
Other	949	2,583	3,267
Total production	71,642	71,372	79,443
Throughput (average bpd)(6):
Crude oil	65,887	65,375	73,796
Other feedstocks	6,872	7,797	6,258
Total throughput	72,759	73,172	80,054
Per barrel of sales(3):
El Dorado refinery operating margin(4)	$8.97	$12.56	$8.38
Direct operating expenses(5)	$4.26	$3.73	$3.68
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$98.04	$94.19	$95.07
US Gulf Coast crack spread (per barrel)	$17.93	$26.50	$22.98
US Gulf Coast Unleaded Gasoline (per gallon)	$2.69	$2.80	$2.74
Ultra low sulfur diesel (per gallon)	$2.97	$3.05	$2.97
Natural gas (per MMBTU)	$3.73	$2.75	$4.00

(1)
Sales volume includes 1,277, 774 and 331 bpd sold to the logistics segment during the years ended December 31, 2013, 2012 and 2011, respectively. Sales volume also includes sales of 1,345, 2,920 and 1,340 bpd of intermediate products.

(2)	Sales volume includes 8,200, 2,958 and 2,198 bpd sold to the retail segment during the years ended December 31, 2013, 2012 and 2011, respectively.

(3)	"Per barrel of sales" information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) by the total barrels sold during the period.

(4)	"Operating margin" is defined as refining segment net sales less cost of goods sold.

(5)	"Direct operating expenses" are defined as operating expenses attributed to the refining segment.

(6)	The information included in the year ended December 31, 2011 represents the average for the period April 29, 2011 through December 31, 2011.
Refining Segment Operational Comparison of the Year Ended December 31, 2013 versus the Year Ended December 31, 2012
Contribution margin for the refining segment for the year ended December 31, 2013 was $355.5 million, or 79.4% of our consolidated contribution margin, compared to $593.1 million, or 90.0% of our consolidated segment contribution margin, for the year ended December 31, 2012. The decrease to the refining segment contribution margin was primarily attributable to the decreased margins at both the Tyler and El Dorado refineries, as compared to the same period in 2012. The decline in margins at both refineries, from a combined $16.12 per barrel sold in 2012 to $11.31 per barrel sold in 2013, primarily resulted from a decline in the benchmark Gulf Coast crack spread to an average of $17.93 per barrel in 2013, compared to an average of $26.50 per barrel during 2012.
Net sales for the refining segment were $6,435.8 million and $6,240.9 million during the years ended December 31, 2013 and 2012, respectively, an increase of $194.9 million, or 3.1%. The increase in net sales is primarily due to a 2.0% increase in net sales volume at both the Tyler and El Dorado refineries, as well as an increase in wholesale activity at the El Dorado refinery. During the years ended December 31, 2013 and 2012, the refining segment sold $430.7 million and $170.1 million, or 9,477 and 3,732 bpd, respectively, of finished product to the retail and logistics segments. These sales are eliminated in consolidation.
Cost of goods sold for the year ended December 31, 2013 was $5,852.6 million compared to $5,441.1 million for the year ended December 31, 2012, an increase of $411.5 million, or 7.6%. The increase in cost of goods sold was primarily due to a 2.0% increase in average daily sales volume across the refining segment, increased crude oil prices and an increase in the wholesale activity at the El Dorado refinery.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $57.8 million and $30.0 million during the years ended December 31, 2013 and 2012, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses were $227.7 million for the year ended December 31, 2013, compared to $206.7 million in 2012, an increase of $21.0 million, or 10.2%. The increase in operating expenses was attributable to expenses associated with the operation of the biodiesel facility acquired in January 2013, unplanned maintenance activities during the first quarter of 2013 at both the Tyler and El Dorado refineries and increased throughput rates.
Refining Segment Operational Comparison of the Year Ended December 31, 2012 versus the Year Ended December 31, 2011
Contribution margin for the refining segment in the years ended December 31, 2012 and 2011 was $593.1 million and $386.2 million, or 90.0% and 86.7% of our consolidated contribution margin, respectively.
Net sales for the refining segment were $6,240.9 million and $4,715.9 million during the years ended December 31, 2012 and 2011, respectively, an increase of $1,525.0 million, or 32.3%. The increase was primarily due to the acquisition of the El Dorado refinery in April 2011, which contributed $1,529.5 million of incremental net sales to the refining segment. A 1.0% decrease in average daily sales volume related to decreased throughput and production was entirely offset by sales of purchased finished product during the second half of 2012. During the years ended December 31, 2012 and 2011, the refining segment sold $170.1 million and $83.4 million, or 3,732 and 2,529 bpd, respectively, of finished product to the retail and logistics segments. These sales are eliminated in consolidation.
Cost of goods sold for the year ended December 31, 2012 was $5,441.1 million compared to $4,160.9 million for the year ended December 31, 2011, an increase of $1,280.2 million, or 30.8%. This increase is primarily due to the acquisition of the El Dorado refinery in April 2011, which contributed $1,225.3 million of incremental cost of goods sold, partially offset by a 1.0% decrease in average daily sales volume. In addition, a decline in the average cost of crude during 2012 was offset by the purchase of finished product.

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
Operating expenses were $206.7 million for the year ended December 31, 2012, compared to $168.8 million in 2011, an increase of $37.9 million, or 22.5%. This increase in operating expenses was primarily due to the acquisition of the E1 Dorado refinery, which contributed $31.5 million in incremental operating expenses during the year ended December 31, 2012. The remainder of the increase was due to higher costs at the Tyler refinery associated with increased repairs and maintenance on refinery assets, partially offset by lower utilities expense as a result of reduced volume and rates.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations:

	Year Ended December 31,
	2013	2012	2011
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	58,773	57,574	57,047
West Texas wholesale marketing throughputs (average bpd) (2)	18,156	16,523	15,493
West Texas wholesale marketing margin per barrel	$2.12	$2.56	$1.50
Terminalling throughputs (average bpd) (3)	75,438	15,420	17,907
Throughputs (average bpd)
Lion Pipeline System (4):
Crude pipelines (non-gathered)	46,515	46,027	57,442
Refined products pipelines to Enterprise Systems	49,694	45,220	45,337
SALA Gathering System(4)	22,152	20,747	17,676
East Texas Crude Logistics System	19,896	55,068	55,341

(1)	Excludes jet fuel and petroleum coke.

(2)	Excludes bulk ethanol and biodiesel.

(3)
Consists of terminalling throughputs at our Tyler and Big Sandy, Texas, North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals. Throughput volumes at the Tyler, Texas terminal are for the period from July 27, 2013 through December 31, 2013. Prior to July 27, 2013, the logistics segment did not record revenue for throughput at the Tyler, Texas terminal.  Throughputs for the North Little Rock Terminal are for the 69 days Delek operated the terminal following its acquisition in October 2013. Throughputs for the Memphis and Nashville, Tennessee terminals for the year ended December 31, 2011 are for the 247 days Delek operated these terminals following their acquisition in April 2011. The Big Sandy Terminal had no throughputs for the year ended December 31, 2013, even though it became operational during the year.

(4)	Throughputs for the year ended December 31, 2011 are for the 247 days Delek operated the El Dorado refinery in 2011.
Logistics Segment Operational Comparison of the Year Ended December 31, 2013 versus the Year Ended December 31, 2012
Contribution margin for the year ended December 31, 2013 was $65.8 million, compared to $30.2 million in 2012, an increase of $35.6 million, or 4.2%. The increase in contribution margin was attributable to increased pipeline and transportation revenues during 2013 compared to 2012, primarily due to the effect of the commercial agreements entered into between the logistics segment and the refining segment in connection with the DKL Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. Revenue from our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Also contributing to the increase are revenues associated with the Paline Pipeline System.

The logistics segment generated net sales of $907.4 million and $818.5 million during the years ended December 31, 2013 and 2012, respectively, an increase of $88.9 million, or 10.9%. This increase was primarily attributable to an increase in total sales volume in our west Texas wholesale marketing operations, excluding bulk biofuels, which averaged 18,156 bpd during the year ended December 31, 2013, compared to 16,569 bpd in 2012. These increases were partially offset by a decline in average sales prices of refined products. Further contributing to the increase in sales was an increase in pipeline revenue, primarily associated with the Paline Pipeline System. Net sales included $13.6 million and $12.6 million of net service fees in our east Texas marketing business, paid by our refining segment during the years ended December 31, 2013 and 2012, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude, intermediate and refined product transportation, terminalling and storage fees paid by our refining segment. These fees were $57.8 million and $30.0 million in the years ended December 31, 2013 and 2012, respectively. The logistics segment also sold $6.2 million of RINs, at market prices, to the refining segment during 2013. There were minimal RIN sales during 2012. These intercompany sales and fees are eliminated in consolidation.
Cost of goods sold was $811.3 million for the year ended December 31, 2013, compared to $757.9 million for the comparable period of 2012, an increase of $53.4 million, or 7.0%. The increase in cost of goods sold was primarily attributable to increases in sales volumes in the west Texas wholesale marketing operations.
Operating expenses were $30.3 million for the year ended December 31, 2013 compared to $30.4 million for the comparable period of 2012, a decrease of $0.1 million, or 0.3%.
Logistics Segment Operational Comparison of the Year Ended December 31, 2012 versus the Year Ended December 31, 2011
Contribution margin for the logistics segment in the years ended December 31, 2012 and 2011 was $30.2 million and $23.8 million, or 4.6% and 5.3% of our consolidated segment contribution margin, respectively.
The logistics segment generated net sales of $818.5 million and $738.1 million during the years ended December 31, 2012, and 2011, respectively, an increase of $80.4 million, or 10.9%. This increase was due to an increase of $0.12 in the average sales price per gallon of diesel in 2012 to $3.18 per gallon, up from $3.06 per gallon in the comparable period of 2011, an increase in the barrels per day sold in our west Texas wholesale marketing business and the acquisitions of the Lion Pipeline System and SALA Gathering System in April 2011.
Cost of goods sold was $757.9 million in the year ended December 31, 2012, compared to $694.8 million for the year ended December 31, 2011, an increase of $63.1 million, or 9.1%. The increase in cost of goods sold was primarily attributable to increases in sales volumes in the west Texas wholesale marketing operations.
Operating expenses were $30.4 million and $19.5 million for the years ended December 31, 2012 and 2011, respectively, an increase of $10.9 million, or 55.9%. The increase was primarily driven by the additional costs of operating the assets we acquired during 2011.

Retail Segment
The table below sets forth certain information concerning our retail segment continuing operations:

	Year Ended December 31,
	2013	2012	2011
Number of stores (end of period)	361	373	377
Average number of stores	368	374	394
Retail fuel sales (thousands of gallons)	409,086	404,558	409,446
Average retail gallons per store (based on average number of stores) (thousands of gallons)	1,112	1,082	1,039
Retail fuel margin ($ per gallon)	$0.173	$0.146	$0.162
Merchandise sales (in millions)	381.7	378.2	374.6
Merchandise margin %	28.3%	29.3%	29.8%
Change in same-store retail fuel gallons sold	(1.6)%	0.4%	1.1%
Change in same-store merchandise sales	0.6%	3.4%	2.3%
Retail Segment Operational Comparison of the Year Ended December 31, 2013 versus the Year Ended December 31, 2012
Contribution margin for the retail segment increased to $47.6 million, or 10.6% of our consolidated contribution margin, for the year ended December 31, 2013, versus $45.2 million, or 6.9% of our consolidated contribution margin, for the year ended December 31, 2012. The increase was primarily due to an increase in fuel margins in 2013, as compared to 2012, partially offset by a decline in merchandise margins. The increase in fuel margins is primarily attributable to decreased wholesale fuel costs, coupled with a less significant drop in retail prices.
Net sales for our retail segment for the year ended December 31, 2013 decreased 0.3% to $1,871.4 million from $1,877.8 million for the year ended December 31, 2012. This decrease was primarily due to a 2.9% decrease in the retail fuel price per gallon to an average price of $3.35 per gallon for the year ended December 31, 2013, as compared to an average price of $3.45 per gallon for the year ended December 31, 2012. The decrease in the retail fuel sales price was partially offset by an increase in retail fuel volumes and an increase in merchandise sales.
Retail fuel sales were 409.1 million gallons for the year ended December 31, 2013, compared to 404.6 million gallons for the year ended December 31, 2012. Same store retail fuel sales declined by 1.6% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Total fuel sales, including wholesale dollars, decreased 0.7% to $1,489.8 million in the year ended December 31, 2013. These decreases were primarily due to the decrease in the average price per gallon sold, partially offset by the increase in total gallons sold, as noted above.
Merchandise sales increased 0.9% to $381.7 million in the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in merchandise sales was primarily due to an increase in cigarette and other tobacco, dairy, and candy categories, partially offset by declines in the beer and soft drink categories. Same store merchandise sales increased 0.6% for the year ended December 31, 2013, as compared to 2012. This increase was primarily in the cigarette, candy and snack categories.
Cost of goods sold for our retail segment decreased 0.8% to $1,691.3 million in the year ended December 31, 2013. This decrease was primarily due to the decrease in the average cost per gallon of 3.6%, for an average cost of $3.18 per gallon in the year ended December 31, 2013 when compared to an average cost of $3.30 per gallon in the year ended December 31, 2012, which was partially offset by an increase in fuel volumes.
Operating expenses increased 3.5% to $132.5 million in the year ended December 31, 2013, compared to $128.0 million in 2012. Operating expenses increased primarily due to an increase in advertising related to our loyalty program in 2013, as well as our continued shift to large-format stores.

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
Cost of goods sold for our retail segment increased 1.5% to $1,704.6 million in the year ended December 31, 2012. This increase was primarily due to the increase in the average cost per gallon of 1.9%, or an average cost of $3.30 per gallon in the year ended December 31, 2012 when compared to an average cost of $3.24 per gallon in 2011.
Operating expenses decreased 3.5% to $128.0 million in the year ended December 31, 2012, compared to $132.6 million in 2011. Operating expenses decreased due to the decrease in the number of stores operated during 2012. On a same store basis, operating expenses decreased 0.3% in 2012, as compared to 2011.
Our annual goodwill impairment testing performed in the fourth quarter of 2012 did not result in goodwill impairment. Goodwill impairment was $2.2 million in 2011 and related to the write-off of goodwill associated with our purchase of the Fast Stores. The impairment taken in 2011 was based on our annual impairment testing performed in the fourth quarter.
Contribution margin for the retail segment in the years ended December 31, 2012 and 2011 was $45.2 million and $45.2 million, or 6.9% and 10.2%, respectively, of our consolidated contribution margin.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities and borrowings under our various credit facilities. We believe that our cash flows from operations and borrowings under or refinancing of our current credit facilities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations, including capital expenditures, for at least the next 12 months.
During 2013, we renegotiated our credit facilities for Delek Logistics and Lion Oil, and we entered into Lion Oil's Amended S&O Agreement. In January 2014, we entered into an amendment and restatement of the Wells ABL (as defined below). Each of these activities extended or enhanced our access to credit or working capital financing.
These various financing arrangements were negotiated at market rates and we believe that the cash flows from the expanded operations will be sufficient to satisfy cash requirements related to our various financing arrangements for at least the next 12 months.

Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

	Year Ended December 31,
	2013	2012	2011
Cash Flow Data:
Cash flows provided by operating activities	$102.5	$462.9	$130.1
Cash flows used in investing activities	(244.2)	(159.2)	(195.7)
Cash flows (used in) provided by financing activities	(60.0)	72.1	242.4
Net (decrease) increase in cash and cash equivalents	$(201.7)	$375.8	$176.8
Cash Flows from Operating Activities
Net cash provided by operating activities was $102.5 million for the year ended December 31, 2013, compared to $462.9 million for the comparable period of 2012. The decrease in cash flows from operations in 2013 compared to 2012 was primarily due to the decrease in net income attributable to Holdings for the year ended December 31, 2013, which was $117.7 million, compared to $272.8 million in the same period of 2012 and increases in inventory and other current assets due to the building of inventory in anticipation of the January 2014 turnaround scheduled for the El Dorado refinery, partially offset by an increase in our obligation under the Supply and Offtake Agreement, which allows for the purchase of crude and refined products at the El Dorado refinery.
Net cash provided by operating activities was $462.9 million for the year ended December 31, 2012, compared to $130.1 million for the comparable period of 2011. The increase in cash flows from operations in 2012 compared to 2011 was primarily due to the increase in net income attributable to Holdings for the year ended December 31, 2012, which was $272.8 million, compared to $158.3 million in the same period of 2011, and decreases in accounts receivable, inventory and other current assets, partially offset by a decrease in our obligation under the Supply and Offtake Agreement, which allows for the purchase of crude and refined products at the El Dorado refinery.
Cash Flows from Investing Activities
Net cash used in investing activities was $244.2 million for the year ended December 31, 2013, compared to $159.2 million in 2012. This increase was primarily due to an increase in our capital expenditures for the year ended December 31, 2013, as compared to 2012.
Cash used in investing activities for the year ended December 31, 2013 included our capital expenditures of approximately $222.3 million, of which $144.3 million was spent on projects in the refining segment, $37.9 million was spent in the retail segment, $5.1 million was spent in our logistics segment and $35.0 million was spent at the holding company level.
Net cash used in investing activities was $159.2 million for the year ended December 31, 2012, compared to $195.7 million in 2011. This decrease was primarily due to a reduction in cash paid for business combinations, which included cash paid of $11.0 million and $12.3 million in 2012 for the Big Sandy Acquisition and the Nettleton Acquisition, respectively, and $80.2 million and $25.0 million in 2011 for the Lion Oil Acquisition and Paline Acquisition, respectively. This decrease was partially offset by increases in our capital expenditures for the year ended December 31, 2012, as compared to 2011.
Cash used in investing activities for the year ended December 31, 2012 included our capital expenditures of approximately $132.0 million, of which $65.9 million was spent on projects in the refining segment, $29.1 million was spent in the retail segment, $10.5 million was spent in our logistics segment and $26.5 million was spent at the holding company level.

Cash Flows from Financing Activities
Net cash used in financing activities was $60.0 million for the year ended December 31, 2013, compared to cash provided of $72.1 million for the year ended December 31, 2012. The increase in net cash used in financing activities for 2013 primarily consisted of a stock repurchase in March 2013, an increase in our regular dividend rate and the payment of quarterly special dividends throughout 2013, and distributions paid to non-controlling interests in 2013. Cash provided by financing activities in 2012 included proceeds from the DKL Offering.
Net cash provided by financing activities was $72.1 million for the year ended December 31, 2012, compared to $242.4 million for the year ended December 31, 2011. The decrease in net cash from financing activities for 2012 primarily consisted of borrowings and financing arrangements related to the Lion Acquisition, which were unique to the year ended December 31, 2011, higher payments on term debt, the repayment of the notes payable to a related party and an increase in our dividends paid to common stockholders. These decreases were partially offset by proceeds from the DKL Offering of $175.5 million and net proceeds on our revolving credit facilities of $63.3 million in 2012, compared to net repayments of $43.2 million in 2011.

Cash Position and Indebtedness
As of December 31, 2013, our total cash and cash equivalents were $400.0 million and we had total indebtedness of approximately $410.3 million. Borrowing availability under our four separate revolving credit facilities was approximately $514.1 million and we had letters of credit issued of $149.5 million. We believe we were in compliance with our covenants in all debt facilities as of December 31, 2013.
A summary of our total third-party indebtedness is shown below (in millions):

December 31, 2013
MAPCO Revolver	$67.5
DKL Revolver	164.8
Reliant Bank Revolver	10.0
Promissory notes	77.4
Term Loan Facility	90.0
Capital lease obligations	0.6
410.3
Less: Current portion of long-term debt, notes payable and capital lease obligations	33.7
$376.6
MAPCO Revolver
On December 23, 2010, our subsidiary, MAPCO Express, executed a $200.0 million revolving credit facility ("MAPCO Revolver") that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO Express, Fifth Third Bank as Administrative Agent and the lenders party thereto, as amended. As of December 31, 2013, we had $67.5 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $2.6 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of MAPCO Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or LIBOR loans. At December 31, 2013, the weighted average borrowing rate was approximately 4.0%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2013, this fee was 0.50% per year. Amounts available under the MAPCO Revolver as of December 31, 2013 were approximately $129.9 million.

Wells ABL
As of December 31, 2013, Delek Refining had an asset-based loan revolving credit facility ("Wells ABL") that included an accordion feature which permitted an increase in facility size of up to $600.0 million subject to additional lender commitments. In connection with the closing of our acquisition of Lion Oil, Delek Refining executed an amendment to the Wells ABL (the "Wells ABL Amendment") on April 29, 2011. Under the terms of the Wells ABL Amendment, among other things, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million, (ii) the swing line loan sub-limit was increased from $30.0 million to $40.0 million, (iii) the letter of credit sub-limit was increased from $300.0 million to $375.0 million, (iv) the maturity date of the facility was extended from February 23, 2014 to April 29, 2015, and (v) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Delek Refining and Lion Oil. As of December 31, 2013, we had letters of credit issued under the facility totaling approximately $133.0 million and a nominal amount in outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between base rate loans or LIBOR loans. As of December 31, 2013, the weighted average borrowing rate was approximately 4.8%. Additionally, the Wells ABL requires us to pay a quarterly fee dependent on the average unused revolving commitment. As of December 31, 2013, this fee was 0.75% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL, net of a $20.0 million availability reserve requirement, as of December 31, 2013, was $161.0 million. The Wells ABL was amended and restated in its entirety on January 16, 2014. See Note 20 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion.
DKL Revolver
On November 7, 2012, Delek Logistics entered into a $175.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders. On July 9, 2013, Delek Logistics entered into the DKL Revolver. Delek Logistics and each of its existing subsidiaries are borrowers under the DKL Revolver. Under the terms of the DKL Revolver, the lender commitments were increased from $175.0 million to $400.0 million and a dual currency borrowing tranche was added that permits utilizations in U.S. or Canadian dollars. The DKL Revolver also contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $450.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the “Holdings Note”) and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of December 31, 2013, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on November 7, 2017. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR, or CDOR, plus applicable margins, at the election of the borrowers and as a function of the draw-down currency. The applicable margin varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At December 31, 2013, the weighted average borrowing rate was approximately 2.5%. Additionally, the DKL Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2013, this fee was 0.4% per year. As of December 31, 2013, Delek Logistics had $164.8 million of outstanding borrowings under the credit facility, as well as letters of credit issued of $12.0 million. Amounts available under the DKL Revolver, as of December 31, 2013, were approximately $223.2 million.

Reliant Bank Revolver
Delek has a revolving credit agreement with Reliant Bank ("Reliant Bank Revolver") that provides for unsecured loans of up to $10.0 million. As of December 31, 2013, we had $10.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2014 and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of December 31, 2013, we had no undrawn commitments available under the Reliant Bank Revolver.
Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million, payable to the order of Bank Leumi USA ("Leumi Note"). The Leumi Note had a maturity date of October 1, 2015 and required quarterly principal amortization payments of $2.2 million. On July 1, 2013, the remaining outstanding amounts due under the Leumi Note were repaid in full and no obligations remain under the Leumi Note.
On October 5, 2010, Delek entered into two promissory notes payable to the order of Israel Discount Bank of New York ("IDB") in the principal amounts of $30.0 million and $20.0 million, respectively (collectively, the "IDB Notes"). Each of the IDB Notes had a maturity date of October 1, 2015 and required aggregate quarterly principal amortization payments of $2.2 million. In December 2013, the remaining outstanding amounts due under the IDB Notes were repaid in full and no obligations remain under the IDB Notes.
In 2011, Delek began construction of new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate notes for each BTS project with Standard Insurance Company (collectively, the "Notes") varying in size from $1.0 million to $2.2 million. The Notes bear interest at fixed rates, ranging from 5.0% to 6.4% per annum. Each of the Notes is secured by the land or leasehold interest, as applicable, and the building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial advancement of funds, payments of principal on each respective Note are due over a 10-year term calculated using a 25-year amortization schedule. If any Note is not paid in full after the initial 10-year period, we may continue to make monthly payments under the Note, however, the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first 20-year period. The final maturity dates of the Notes range from June 1, 2036 to October 1, 2039. As of December 31, 2013, we have entered into 27 Notes related to these BTS projects and we have drawn a total of approximately $29.1 million under the Notes.
On April 29, 2011, Lion Oil entered into a $50.0 million promissory note (the "Ergon Note") with Ergon, Inc. ("Ergon") in connection with the closing of our acquisition of Lion Oil. As of December 31, 2013, $40.0 million was outstanding under the Ergon Note. The Ergon Note requires Lion Oil to make annual amortization payments of $10.0 million each, commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note ("Ergon Paline Note") with Ergon Terminaling, Inc. ("Ergon Terminaling") in connection with the closing of the acquisition of all of the membership interests of Paline from Ergon Terminaling. The Ergon Paline Note was subsequently assigned by Ergon Terminaling to Ergon. As of December 31, 2013, $8.3 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately $2.1 million each, commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at a fixed rate equal to 6.0% per annum.

Term Loan Facility
On April 29, 2011, Lion Oil entered into a term loan financing agreement with Israeli Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. On December 18, 2013, Lion Oil amended and restated the facility by entering into the Term Loan Facility. Among other things, the amendment and restatement increased the principal amount to $90.0 million from $53.3 million, removed Bank Leumi USA as a lender and extended the maturity date to December 18, 2018. As of December 31, 2013, $90.0 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Lion Oil to make quarterly principal amortization payments in the amount of $4.5 million beginning on December 31, 2014. The Term Loan Facility is secured by (i) all assets of Lion Oil (excluding inventory and accounts receivable), (ii) all of our shares in Lion Oil, and (iii) a first priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Interest on the unpaid balance of the Term Loan Facility is computed at an annual rate equal to the LIBOR or the reference rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of December 31, 2013, the weighted average borrowing rate was approximately 5.5%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, DKL Revolver, Reliant Bank Revolver and Term Loan Facility we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with a fixed charge coverage ratio financial covenant under the Wells ABL during the year ended December 31, 2013, we may be required to comply with this covenant at times when the borrowing base excess availability is less than certain thresholds, as defined in the Wells ABL. We believe we were in compliance with all covenant requirements under each of our credit facilities as of December 31, 2013.
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

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the year ended December 31, 2013 were $222.3 million, of which approximately $144.3 million was spent in our refining segment, $37.9 million in our retail segment, $5.1 million in our logistics segment and $35.0 million at the holding company level. Our capital expenditure budget is approximately $236.4 million for 2014. The following table summarizes our actual and planned capital expenditures by operating segment and major category (in millions):

	Year Ended December 31,
	2014 Forecast	2013 Actual
Refining:
Sustaining maintenance, including turnaround activities	$65.9	$57.4
Regulatory	15.0	23.0
Discretionary projects	75.6	63.9
Refining segment total	156.5	144.3
Logistics:
Regulatory	1.3	0.3
Maintenance projects	8.2	3.7
Discretionary projects	10.9	1.1
Logistics segment total	20.4	5.1
Retail:
Sustaining maintenance	6.0	9.8
Growth/profit improvements	7.5	1.6
Retrofit/rebrand/re-image	5.0	10.2
Raze and rebuild/new/land(1)	11.0	16.3
Retail segment total	29.5	37.9
Corporate & Other
Growth/profit improvements	10.0	7.7
New builds(1)	20.0	27.3
Other total	30.0	35.0
Total capital spending	$236.4	$222.3

(1) Retail amounts exclude land and building costs on new store construction, which are included at the corporate level.
For the full year 2014, we plan to spend approximately $29.5 million in the retail segment, including $5.0 million to upgrade facilities and enhance our food offerings at existing stores. We spent $10.2 million on these projects in the year ended December 31, 2013. In addition, we plan to spend $11.0 million on the construction of approximately 10 to 15 new prototype locations and $7.5 million on other profit and growth improvements in existing stores in 2014. We expect to spend approximately $15.0 million on regulatory projects in the refining segment in 2014. We spent $23.0 million on regulatory projects in the year ended December 31, 2013. In addition, we plan to spend approximately $65.9 million on maintenance projects and approximately $75.6 million for other discretionary projects in 2014. In 2014, we plan to spend $8.2 million on maintenance projects in the logistics segment, $10.9 million on discretionary projects and $1.3 million on regulatory projects. Of the total discretionary forecast for the logistics segment, $5.8 million relates to improvements to the North Little Rock Terminal, primarily to increase diesel capacity and blending ability at the terminal.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For further information, please refer to our discussion in Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Refining Segment
Our capital spending in the refining segment includes both the Tyler and El Dorado refineries.
Tyler, Texas Refinery
The next major turnaround at the Tyler refinery is scheduled for 2015. The Tyler refinery also plans to complete a flare gas recovery project, which will modify the existing flare system to add recovery and scrubbing operations. We expect to spend $11.9 million on this project in 2014.
El Dorado, Arkansas Refinery

The El Dorado refinery completed a turnaround in February 2014. Other major projects included in forecasted 2014 capital spending at the El Dorado refinery are as follows:

•
FCC Reactor, Riser, and Regeneration Cyclone Regenerator Project: This project primarily replaced the FCC reactor, riser, catalyst stripper and regenerator cyclones and was completed during the 2014 turnaround. This project incorporated state-of-the-art FCC technology to increase conversion in the unit. The cost of this project is estimated to be approximately $17.3 million, of which approximately $10.0 million is included in our 2014 capital forecast.

•
El Dorado Crude Expansion Project: This project modified the crude unit to increase the refinery's capacity for processing light crude oils. This project was completed during the 2014 turnaround and reflects $8.8 million of our 2014 capital forecast.

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below as of December 31, 2013, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt, notes payable and capital lease obligations	$33.7	$124.9	$225.8	$25.9	$410.3
Interest(1)	15.3	23.3	10.5	15.5	64.6
Operating lease commitments(2)	14.7	23.9	20.9	74.6	134.1
Purchase commitments(3)	24.0	—	—	—	24.0
Capital project commitments(4)	—	2.2	—	—	2.2
Total	$87.7	$174.3	$257.2	$116.0	$635.2

(1)	Includes expected interest payments on debt outstanding under credit facilities in place at December 31, 2013. Floating interest rate debt is calculated using December 31, 2013 rates.

(2)	Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2013.

(3)	Purchase commitments include all legally binding contracts to purchase finished product.

(4)
Amounts constitute a minimum obligation that would be required as a penalty payment if a certain capital project is not completed. We have no expectation that this capital project will not be completed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements through the date of this Annual Report on Form 10-K.

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

LIFO Inventory

The Tyler refinery's inventory consists of crude oil, refined petroleum products and blendstocks which are stated at the lower of cost or market. Cost is determined under the last-in, first-out LIFO valuation method. The LIFO method requires management to make estimates on an interim basis of the anticipated year-end inventory quantities, which could differ from actual quantities.
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
Property and equipment of retail stores we are closing are written down to their estimated net realizable value at the time we close such stores. Changes in market demographics, competition, economic conditions and other factors can impact the operations of certain locations. Cash flows vary from year to year, and we analyze regional market, division and store operations. As a result, we identified and recorded impairment charges of $0.6 million, $0.9 million and $1.7 million for closed stores in 2013, 2012 and 2011, respectively. Similar changes may occur in the future that will require us to record an impairment charge.

Goodwill and Potential Impairment
Goodwill is reviewed at least annually for impairment or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the operating segments to the estimated fair value of the reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We use a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values of the reporting units using a multiple of expected future cash flows such as those used by third party analysts. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions, competitive pressures on sales and margins, and other economic and industry factors beyond management's control, an impairment charge may be required. Our annual impairment assessment of goodwill resulted in $2.2 million non-cash goodwill impairment charges to our retail segment during the year ended December 31, 2011. Our annual assessment of goodwill did not result in impairment during the years ended December 31, 2013 or 2012. Details of remaining goodwill balances by segment are included in Note 8 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance requiring companies to report, in one place, either on the face of the financial statements or in the notes, information about reclassifications out of accumulated other comprehensive income ("AOCI"). The guidance also requires companies to present current-period reclassifications out of AOCI and other amounts of current-period other comprehensive income ("OCI") separately for each component of OCI on the face of the financial statements or in the notes, whereas companies were previously required to present total changes in AOCI by component on the face of the financial statements or in the notes. For each significant reclassification to net income in its entirety during their reporting period, companies must identify the line item(s) affected in the statement where net income is presented. For any significant reclassifications that are not reclassified directly to net income in their entirety during the reporting period, cross-references to the note where additional details about the effects of the reclassification are disclosed are required. Companies can choose to present this information before tax or after tax, providing they comply with the existing tax disclosure requirements in ASC 220, Comprehensive Income. The guidance is effective for interim and annual reporting periods beginning after December 15, 2012, or the first quarter of 2013 for calendar-year companies and should be applied prospectively. The adoption of this guidance did not affect our business, financial position or results of operations but did result in additional disclosures (see Note 14).
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

Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. In accordance with ASC 815, Derivatives and Hedging ("ASC 815"), all of these commodity contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements, unless, at inception, the company elects to designate the contracts as cash flow hedges under ASC 815. At December 31, 2013 and 2012, we had open derivative contracts representing 19,927,000 barrels and 2,134,000 barrels, respectively, of refined petroleum products with an unrealized net loss of $1.0 million and $0.6 million, respectively. Of these open contracts, contracts representing 9,292,000 barrels and 900,000 barrels with unrealized net gains of $6.6 million ($4.0 million, net of taxes) and $0.7 million ($0.4 million, net of taxes) were designated as cash flow hedges and were recorded in accumulated other comprehensive income at December 31, 2013 and 2012, respectively.

We maintain, at both company-owned and in third-party facilities, inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2013, we held approximately 2.3 million barrels of crude and product inventories associated with the Tyler refinery valued under the LIFO valuation method with an average cost of $82.19 per barrel. At December 31, 2013 and 2012, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $51.5 million and $41.4 million, respectively. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $10.00 per barrel lower, our LIFO reserve would have been reduced by $23.0 million. Inventory associated with the El Dorado refinery is valued under the FIFO valuation method.
Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding variable rate borrowings, which totaled $322.3 million as of December 31, 2013. The annualized impact of a hypothetical one percent change in interest rates on floating rate debt outstanding as of December 31, 2013 would be to change interest expense by $3.2 million.

We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that any interest rate derivatives held would reduce our exposure to short-term interest rate movements. As of December 31, 2013 and 2012, we had floating-to-fixed interest rate derivative agreements in place for a notional amount of $205.0 million and $160.0 million, respectively. The estimated fair value of our interest rate derivative liability was $2.7 million and $4.7 million as of December 31, 2013 and 2012, respectively. In accordance with ASC 815 we recorded non-cash income (expense) representing the change in estimated fair value of the interest rate hedge agreements of $1.8 million and $(0.5) million, for the year ended December 31, 2013 and 2012, respectively.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2013, we maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report, which is included in the section beginning on page F-1.

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board Governance Guidelines, our charters for our Audit, Compensation and Nominating and Corporate Governance Committees and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekUS.com, under the "About Us - Corporate Governance" caption. A copy of any of these documents will be mailed upon request made to Investor Relations, Delek US Holdings, Inc. or ir@delekus.com. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekUS.com, under the "Investor Relations" caption, promptly following the date of any such amendment or waiver.

The information required by Item 401 of Regulation S-K regarding directors will be included under "Election of Directors" in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 6, 2014 (the "Definitive Proxy Statement"), and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will be included under "Executive Compensation" and "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED     STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2013, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,454,969	(1)	$21.36	(2)	757,666	(1)(3)
Equity compensation plans not approved by security holders	—		—		—
TOTAL	1,454,969		$21.36		757,666

(1)
At December 31, 2013, 600,100 stock appreciation rights (“SARs”) outstanding under our 2006 Long-Term Incentive Plan (the “Plan”) were at base prices above the $34.41 fair market value of our Common Stock on that date. For purposes of column (a), we calculated the number of shares that would have been issued to settle all outstanding SARs at December 31, 2013. Because the number of shares to be issued upon the exercise of SARs is to be determined based on the difference between the base price of the SAR and the market price of our Common Stock at the date of exercise, 764,670 SARs are reflected in columns (a) and (c).

(2)	At December 31, 2013, 2,174,575 SARs were outstanding at a weighted average exercise price of $22.92.

(3)	Consists of the number of securities available for future issuance under the Plan as of December 31, 2013.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 18, 2014, (i) the beneficial ownership of our Common Stock and common units representing limited partnership interests in Delek Logistics by all of our directors and director nominees, the executive officers named in the Summary Compensation Table (the "NEOs") and all directors, director nominees, NEOs and executive officers as a group and (ii) the beneficial ownership of our Common Stock by each person known by us to own more than five percent of our Common Stock. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 7102 Commerce Way, Brentwood, Tennessee 37027.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)		Percentage of Common Stock (2)	Amount and Nature of Beneficial Ownership of Common Units (1)	Percentage of Common Units (2)
	Delek US Holdings, Inc.			Delek Logistics Partners, LP
Delek Hungary Holding Limited Liability Company	18,036,432	(3)	30.4%	n/a	n/a
Ezra Uzi Yemin	411,348		*	146,351	1.2%
Carlos E. Jorda	32,555		*	0	*
Charles H. Leonard	35,186		*	1,500	*
Philip L. Maslowe	11,400		*	0	*
Shlomo Zohar	21,417		*	0	*
Assaf Ginzburg	34,406	(4)	*	34,020	*
Mark B. Cox	0		*	25,000	*
Frederec Green	71,574	(5)	*	34,020	*
Harry P. Daily	27,117	(6)	*	6,980	*
Kent B. Thomas	26,122	(7)	*	6,635	*
All directors, director nominees, NEOs and executive officers as a group (10 persons)	683,998		1.2%	261,324	2.2%

*	Less than 1% of the issued and outstanding shares of our Common Stock or issued and outstanding common units of Delek Logistics, as applicable.

(1)
For purposes of this table, a person is deemed to have “beneficial ownership” of any securities when such person has the right to acquire them within 60 days after February 18, 2014. For non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”) under the Plan, we report shares equal to the number of NQSOs or RSUs that are vested or that will vest within 60 days of February 18, 2014. For SARs under the Plan, we report the shares that would be delivered upon exercise of SARs that are vested or that will vest within 60 days of February 18, 2014 (which is calculated by multiplying the number of SARs by the difference between the $29.36 fair market value of our Common Stock at February 18, 2014 and the exercise price divided by $29.36). For purposes of computing the percentage of outstanding securities held by each person named above, any securities which such person has the right to acquire within 60 days after February 18, 2014 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Percentage of our Common Stock is based upon 59,234,569 issued and outstanding shares on February 18, 2014 (excluding securities held by or for the account of the registrant or its subsidiaries). Percentage of Delek Logistics' common units is based upon 12,152,498 common units issued and outstanding on February 18, 2014.

(3)
According to a Schedule 13G/A filed with the SEC on February 14, 2014 by Delek Hungary, with an address of Bet Adar Building, 7 Giborei Israel Street, P.O.B. 8464, New Industrial Park, Natanya (South) 42504, Israel. The Schedule 13G/A reports that Delek Petroleum, Ltd. ("Delek Petroleum"), Delek Group and Itshak Sharon (Tshuva) share voting and dispositive power with respect to the reported units. As of February 18, 2014, Delek Hungary directly held all shares. Delek Petroleum is the parent company of Delek Hungary, Delek Group, Ltd. is the parent company of Delek Petroleum and, as of December 31, 2013, Itshak Sharon (Tshuva) beneficially owned approximately 62.5% and 62.9% of the outstanding equity and voting ordinary shares, respectively, of Delek Group through corporations that he controls. Delek Petroleum, Delek Group and Mr. Sharon may be deemed to indirectly beneficially own the shares directly held by Delek Hungary. Delek Petroleum, Delek Group and Mr. Sharon each disclaim beneficial ownership of the Common Stock beneficially owned by Delek Hungary except to the extent of its or his pecuniary interest therein. The address of Delek

Hungary, Delek Petroleum, Delek Group and Mr. Sharon is Bet Adar Building, 7 Giborei Israel Street, P.O.B. 8464, New Industrial Park, Natanya (South) 42504, Israel.

(4)	Includes 13,333 RSUs that will vest within 60 days of February 18, 2014.

(5)	Includes 11,750 RSUs that will vest within 60 days of February 18, 2014.

(6)	Includes 5,250 RSUs that will vest within 60 days of February 18, 2014.

(7)	Includes 7,500 shares of Common Stock that Mr. Thomas has the right to purchase, and 6,500 RSUs that will vest, within 60 days of February 18, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Approval Policy for Related Party Transactions

On March 6, 2007, our Board of Directors adopted a written related party transactions policy to document procedures pursuant to which “related party transactions” are reviewed, approved or ratified. Under Item 404 of Regulation S-K, a “related party transaction” means any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000, and any related person has a direct or indirect material interest. The policy covers all transactions between us and any related party (including any transactions requiring disclosure under Item 404), other than transactions generally available to all employees and transactions involving less than $5,000, when aggregated with all similar transactions.

The policy states that, in most instances, the Audit Committee is best suited to review and approve related party transactions that may arise within the Company. However, the policy permits the disinterested members of the Board of Directors to exercise any authority otherwise assigned to the Audit Committee by the policy. In particular, the Board of Directors believes that any related party transaction in which any director is interested should typically be reviewed and approved by all disinterested members of the Board of Directors. An interested director is not allowed to vote upon a transaction in which he is involved. Depending upon the issue presented, the disinterested members of the Board of Directors may request to hear from the interested director during the course of their deliberations, but the interested director does not vote upon the matter and is not present during the vote on such matter.

A related party transaction may be consummated only if it is ratified or approved by the Audit Committee or disinterested members of the Board of Directors and if it is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party.

At December 31, 2012, Delek Group, through an indirect subsidiary, Delek Hungary, beneficially owned approximately 52.9% of our outstanding common stock. On March 20, 2013, Delek Hungary completed the sale of 9,000,000 shares of our outstanding common stock in the Delek Group Offering and the sale to us of 1,000,000 shares of our common stock in the Concurrent Stock Repurchase, thereby reducing Delek Group's beneficial ownership of the issued and outstanding shares of our common stock to 36.6%. As a result, we ceased to be a "controlled company" for purposes of Section 303A of the NYSE Listed Company Manual on March 20, 2013. Although Delek Group sold additional shares of our common stock in June and August 2013, Delek Group continued to beneficially own approximately 30.5% of our outstanding common stock at December 31, 2013. Therefore, Delek Group and its controlling stockholder, Mr. Sharon (Tshuva), may continue to influence the election of our directors, influence our corporate and management policies (including the declaration of dividends) and influence the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

Delek Group Offering and Concurrent Stock Repurchase

On March 20, 2013, Delek Hungary completed the sale of 9,000,000 shares of our outstanding Common Stock in the Delek Group Offering at a price to the public of $39.50 per share, or $355,500,000 in the aggregate. The price paid to Delek Hungary by the underwriters in the offering, net of underwriting discounts and commissions, was $37.92 per share, for total proceeds to Delek Hungary of $341,280,000 from the Delek Group Offering. Pursuant to a $75,000,000 Common Stock repurchase program approved by our Board of Directors on March 5, 2013 contingent upon the completion of the Delek Group Offering, on March 12, 2013 we entered into a stock repurchase agreement with Delek Hungary to effect the Concurrent Stock Repurchase of 1,000,000 shares of our Common Stock, concurrently with the closing of the Delek Group Offering, directly from the selling stockholder in a private, non-underwritten transaction at a price per share of $37.92, which was equal to the price paid by the underwriters to Delek Hungary for the shares in the Delek Group Offering. The total purchase price of the Concurrent Stock Repurchase was $37,920,000, which was paid out of our available cash on hand at the closing of the Concurrent Stock Repurchase on March 20, 2013. The terms and conditions of the stock repurchase agreement and the Concurrent Stock Repurchase were reviewed, negotiated and approved by the Audit Committee of our Board of Directors, which is composed entirely of independent directors who are unaffiliated with Delek Group.

In connection with the initial public offering of our common stock in 2006, we entered into a Registration Rights Agreement dated April 17, 2006, with Delek Group. Pursuant to this agreement, Delek Group and its affiliates have certain demand registration rights to cause us to effect up to three registrations of our securities through registration statements on Form S-3 for the purpose of allowing Delek Group and its affiliates to conduct secondary offerings of our securities. The Delek Group Offering was conducted pursuant to these demand registration rights under the Registration Rights Agreement, which also requires that we pay certain enumerated expenses of the registration in connection with such offerings. Similarly, certain expenses associated with the Concurrent Stock Repurchase were also deemed to constitute registration expenses that are subject to our payment obligations under the Registration Rights Agreement. Amounts paid under the Registration Rights Agreement in 2013 totaled $0.1 million.

Delek Group Management Agreement

Effective January 1, 2006, we entered into a management and consulting agreement with Delek Group pursuant to which key management personnel of Delek Group provided management and consulting services to us, including on matters relating to long-term planning, operational issues and financing strategies. As compensation, the agreement originally provided for payment to Delek Group of $125,000 per calendar quarter, payment within 90 days of the end of each quarter and reimbursement for reasonable out-of-pocket costs and expenses incurred. An amended and restated management and consulting agreement dated May 1, 2011 was executed with Delek Group that increased the fee payable to Delek Group to $150,000 per quarter effective April 1, 2011. The agreement was terminated effective December 5, 2013.

Amounts paid under the amended and restated management and consulting agreement in 2013 totaled $0.2 million and there were no amounts payable under such agreement as of December 31, 2013. The original management and consulting agreement with Delek Group was entered into prior to the adoption of our related party transactions policy in 2007. However, it was approved by our Board of Directors in February 2006 and the amended agreement was approved by the Audit Committee in June 2011. We believe the management and consulting agreement, as amended, was on terms comparable to those that could have been obtained in arm's length dealings with an unrelated third party.

The information required by Item 407(a) of Regulation S-K will be included under "Election of Directors" and "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are the fees paid for the services of Ernst & Young LLP:

	December 31,
	2013	2012
Audit Fees (1)	$2,983,285	$3,215,625
Audit-related fees (2)	142,229	12,790
Tax fees (3)	122,630	108,297
Total	$3,248,144	$3,336,712

(1)
Audit fees consisted of services rendered to us or certain of our subsidiaries. Such audit services include audits of our consolidated financial statements and internal control over financial reporting, reviews of our quarterly financial statements, and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2013 and December 31, 2012 regardless of when the fees and expenses were paid.

(2)
Fees for audit-related matters billed in 2013 and 2012 primarily consisted of agreed upon procedures related to acquisition due diligence, procedures related to regulatory filings of our parent companies, and consultations on various accounting and reporting areas.

(3)	Fees for tax services billed in 2013 and 2012 consisted primarily of consultation on various tax matters related to us and our subsidiaries and certain tax compliance related activities.

The Audit Committee has considered and determined that the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.

Pre-Approval Policies and Procedures.  In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During 2013, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Certain Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements. The accompanying Index to Financial Statements and Schedule on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

2.	List of Financial Statement Schedules:
Schedule I - Condensed financial information of Registrant as of December 31, 2013, 2012 and 2011

3.	Exhibits - See below.

EXHIBIT INDEX

Exhibit No.		Description
2.1	^
Stock Purchase Agreement, dated March 17, 2011, by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on May 4, 2011).

2.2	^
First Amendment, dated April 29, 2011, to Stock Purchase Agreement, dated March 17, 2011, by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on May 4, 2011).

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

3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on August 8, 2013).
3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 20, 2013).
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).
4.2
Registration Rights Agreement, dated April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.1	* §	Employment Agreement, dated November 1, 2013, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin.
10.1(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 9, 2013).
10.1(b)	* §	Subscription Agreement, dated December 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin.
10.2	*
Employment Agreement, dated August 7, 2012, by and between Delek US Holdings, Inc. and Donald N. Holmes (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 8, 2012).

10.3	*
Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.4
Second Amended and Restated Credit Agreement, dated December 10, 2009, between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.5(k) to the Company's Form 10-K filed on March 12, 2010).

10.4(a)
First Amendment, dated December 23, 2010, to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on December 29, 2010).

10.4(b)
Second Amendment, dated March 30, 2012, to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 4, 2012).

10.5
Asset-backed revolving Credit Agreement, dated February 23, 2010, by and between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on February 25, 2010).

10.5(a)
First Amendment, dated April 29, 2011, to asset-backed revolving Credit Agreement dated February 23, 2010 between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 5, 2011).

10.5(b)	‡
Amendment No. 2 and Consent, dated July 16, 2013, to asset-backed revolving Credit Agreement dated February 23, 2010 between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q/A filed on December 17, 2013).

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

10.7
Tyler Throughput and Tankage Agreement, dated July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 1, 2013).

10.8
Amended and Restated Omnibus Agreement, dated July 26, 2013, by and among Delek US Holdings, Inc., Delek Refining, Ltd., Delek Marketing & Supply, LP, Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 1, 2013).

10.9
Amended and Restated Credit Agreement, dated July 9, 2013, by and among Delek Logistics Partners, LP, Delek Logistics Operating, LLC, Delek Marketing GP, LLC, Delek Marketing & Supply, LP, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, SALA Gathering Systems, LLC, and Paline Pipeline Company, LLC and Fifth Third Bank, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 12, 2013).

10.10
Pipelines and Tankage Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on November 14, 2012).

10.11
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on November 14, 2012).

10.12	*	Employment Agreement, dated July 1, 2011, by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 9, 2011).
10.12(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Assaf Ginzburg (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 9, 2013).
10.13	*
Employment Agreement, dated as of November 1, 2011, by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed on March 14, 2012).

10.13(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Frederec Green (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on May 9, 2013).
10.14
Stock Repurchase Agreement, dated March 12, 2013, between Delek US Holdings, Inc. and Delek Hungary Holding Limited Liability Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 18, 2013).

10.15	*	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K filed on March 14, 2012).

10.15(a)	*
Separation of Employment / General Release, dated January 18, 2013, by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.15(a) to the Company's Form 10-K filed on March 12, 2013).

10.16	*
Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Harry P. (Pete) Daily (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed on March 14, 2012).

10.17	*	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Kent B. Thomas (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed on March 14, 2012).
10.18	† §	Amended and Restated Master Supply and Offtake Agreement, dated December 23, 2013, by and among J. Aron & Company, Lion Oil Company, and Lion Oil Trading & Transportation, LLC.
10.19
Amended and Restated Financing Agreement, dated December 18, 2013, among Lion Oil Company as borrower, certain subsidiaries of Lion Oil Company named therein as guarantors, Bank Hapoalim B.M. as collateral agent and lender, and Israel Discount Bank of New York as lender (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 20, 2013).

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
101
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

_______________

*    Management contract or compensatory plan or arrangement.

§    Filed herewith.

^
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

†	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to
Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the United States Securities and Exchange Commission.

Delek US Holdings, Inc.

Consolidated Financial Statements
As of December 31, 2013 and 2012 and
For Each of the Three Years Ended December 31, 2013, 2012 and 2011

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Delek US Holdings, Inc.

We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Delek US Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Delek US Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Delek US Holdings, Inc. and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Delek US Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek US Holdings, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 3, 2014

Delek US Holdings, Inc.
Consolidated Balance Sheets

	December 31,
	2013	2012
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$400.0	$601.7
Accounts receivable	250.5	256.6
Inventory	672.3	477.6
Other current assets	87.7	23.8
Total current assets	1,410.5	1,359.7
Property, plant and equipment:
Property, plant and equipment	1,683.7	1,456.2
Less: accumulated depreciation	(405.2)	(332.0)
Property, plant and equipment, net	1,278.5	1,124.2
Goodwill	72.7	72.7
Other intangibles, net	13.3	16.7
Other non-current assets	59.4	50.4
Total assets	$2,834.4	$2,623.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$602.0	$568.8
Current portion of long-term debt and capital lease obligations	33.7	52.2
Obligation under Supply and Offtake Agreement	331.0	285.2
Accrued expenses and other current liabilities	114.1	92.9
Total current liabilities	1,080.8	999.1
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	376.6	310.0
Environmental liabilities, net of current portion	9.2	10.4
Asset retirement obligations	8.5	8.3
Deferred tax liabilities	220.0	183.2
Other non-current liabilities	18.9	34.7
Total non-current liabilities	633.2	546.6
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 60,229,107 shares and 59,619,548 shares issued and outstanding at December 31, 2013 and 2012, respectively	0.6	0.6
Additional paid-in capital	384.5	366.9
Accumulated other comprehensive income	(4.0)	0.4
Treasury stock, 1,000,000 shares, at cost	(37.9)	—
Retained earnings	591.8	531.4
Non-controlling interest in subsidiaries	185.4	178.7
Total stockholders’ equity	1,120.4	1,078.0
Total liabilities and stockholders’ equity	$2,834.4	$2,623.7
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012	2011
	(In millions, except share and per share data)
Net sales	$8,706.8	$8,726.7	$7,198.2
Operating costs and expenses:
Cost of goods sold	7,872.1	7,704.4	6,429.9
Operating expenses	386.7	363.3	320.9
Impairment of goodwill	—	—	2.2
General and administrative expenses	120.5	103.5	81.4
Depreciation and amortization	89.8	82.5	74.1
Other operating (income) expense, net	—	(0.1)	3.6
Total operating costs and expenses	8,469.1	8,253.6	6,912.1
Operating income	237.7	473.1	286.1
Interest expense	37.7	45.7	51.2
Interest income	(0.3)	(0.2)	—
Gain on investment in Lion Oil	—	—	(12.9)
Other income, net	(6.3)	—	—
Total non-operating expenses, net	31.1	45.5	38.3
Income from continuing operations before income taxes	206.6	427.6	247.8
Income tax expense	70.9	151.6	84.7
Net income	135.7	276.0	163.1
Net income attributed to non-controlling interest	18.0	3.2	4.8
Net income attributable to Delek	$117.7	$272.8	$158.3
Basic & diluted earnings per share:
Basic	$1.99	$4.65	$2.80
Diluted	$1.96	$4.57	$2.78
Weighted average common shares outstanding:
Basic	59,186,921	58,719,968	56,543,977
Diluted	60,047,138	59,644,798	57,026,864
Dividends declared per common share outstanding	$0.95	$0.60	$0.33
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net income attributable to Delek	$117.7	$272.8	$158.3
Other comprehensive (loss) income:
Net (loss) gain on derivative instruments, net of tax benefit (expense) of $2.9, $0.7 and $(0.9) for the years ended December 31, 2013, 2012 and 2011, respectively, and net of ineffectiveness of $2.5, $(0.8) and $0.1 for the years ended December 31, 2013, 2012 and 2011, respectively.	(4.4)	(1.4)	1.8
Comprehensive income	$113.3	$271.4	$160.1

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income		Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount					Shares	Amount
		(In millions, except share and per share data)
Balance at	December 31, 2010	54,403,208	$0.5	$287.5	$—		$155.3	—	$—	$—	$443.3
Net income		—	—	—	—		158.3	—	—	4.8	163.1
Unrealized gain on cash flow hedges, net of deferred income tax expense of $0.9 million		—	—	—	1.8		—	—	—	—	1.8
Common stock dividends ($0.33 per share)		—	—	—	—		(19.5)	—	—	—	(19.5)
Stock-based compensation expense		—	—	2.7	—		—	—	—	—	2.7
Non-controlling interest in subsidiaries		—	—	—	—		—	—	—	25.6	25.6
Acquisition of non-controlling interest in Lion Oil		—	—	17.2	—	—	—	—	—	(30.2)	(13.0)
Income tax benefit of stock-based compensation expense		—	—	2.7	—		—	—	—	—	2.7
Stock issued in connection with the Lion Acquisition		3,292,844	0.1	44.2	—		—	—	—	—	44.3
Exercise of stock-based awards		340,375	—	2.6	—		—	—	—	—	2.6
Balance at	December 31, 2011	58,036,427	$0.6	$356.9	$1.8		$294.1	—	$—	$0.2	$653.6

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
		(In millions, except share and per share data)
Balance at	December 31, 2011	58,036,427	$0.6	$356.9	$1.8	$294.1	—	$—	$0.2	$653.6
Net income		—	—	—	—	272.8	—	—	3.2	276.0
Unrealized loss on cash flow hedges, net of deferred income tax benefit of $0.7 million		—	—	—	(1.4)	—	—	—	—	(1.4)
Common stock dividends ($0.60 per share)		—	—	—	—	(35.5)	—	—	—	(35.5)
Equity-based compensation expense		—	—	6.1	—	—	—	—	0.1	6.2
Net proceeds from issuance of common units - Delek Logistics		—	—	—	—	—	—	—	175.5	175.5
Acquisition of non-controlling interest in subsidiaries		—	—	(3.8)	—	—	—	—	(0.3)	(4.1)
Income tax benefit of equity-based compensation expense		—	—	9.2	—	—	—	—	—	9.2
Taxes paid due to the net settlement of equity-based compensation		—	—	(8.2)	—	—	—	—	—	(8.2)
Exercise of equity-based awards		1,583,121	—	6.7	—	—	—	—	—	6.7
Balance at	December 31, 2012	59,619,548	$0.6	$366.9	$0.4	$531.4	—	$—	$178.7	$1,078.0

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
		(In millions, except share and per share data)
Balance at	December 31, 2012	59,619,548	$0.6	$366.9	$0.4	$531.4	—	$—	$178.7	$1,078.0
Net income		—	—	—	—	117.7	—	—	18.0	135.7
Unrealized loss on cash flow hedges, net of deferred income tax benefit of $2.9 million		—	—	—	(4.4)	—	—	—	—	(4.4)
Common stock dividends ($0.95 per share)		—	—	—	—	(57.3)	—	—	—	(57.3)
Equity-based compensation expense		—	—	13.1	—	—	—	—	1.9	15.0
Distribution to non-controlling interest		—	—	—	—	—	—	—	(13.2)	(13.2)
Purchase of common stock		—	—	—	—	—	1,000,000	(37.9)	—	(37.9)
Income tax benefit of equity-based compensation expense		—	—	5.9	—	—	—	—	—	5.9
Taxes paid due to the net settlement of equity-based compensation		—	—	(2.5)	—	—	—	—	—	(2.5)
Exercise of equity-based awards		609,559	—	1.1	—	—	—	—	—	1.1
Balance at	December 31, 2013	60,229,107	$0.6	$384.5	$(4.0)	$591.8	1,000,000	$(37.9)	$185.4	$1,120.4

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:	(In millions, except per share data)
Net income	$135.7	$276.0	$163.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.8	82.5	74.1
Amortization of deferred financing costs	6.5	4.7	5.4
Accretion of asset retirement obligations	0.6	0.8	0.6
Amortization of unfavorable contract liability	(2.6)	(0.7)	—
Deferred income taxes	44.8	24.3	57.7
Impairment of goodwill	—	—	2.2
Gain on investment in Lion Oil	—	—	(12.9)
Loss (gain) on disposal of assets	1.6	(0.1)	3.6
Equity-based compensation expense	15.0	6.2	2.7
Income tax benefit of equity-based compensation	(5.9)	(9.2)	(2.7)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	5.8	20.5	(157.1)
Inventories and other current assets	(255.6)	46.0	(166.9)
Accounts payable and other current liabilities	47.1	38.9	65.3
Obligation under Supply and Offtake Agreement, net	45.8	(13.4)	96.9
Non-current assets and liabilities, net	(26.1)	(13.6)	(1.9)
Net cash provided by operating activities	102.5	462.9	130.1
Cash flows from investing activities:
Business combinations	(23.2)	(23.3)	(105.2)
Purchase of non-controlling interest in subsidiaries	—	(4.1)	(13.0)
Purchases of property, plant and equipment	(222.3)	(132.0)	(81.0)
Proceeds from sales of assets	1.3	0.2	3.5
Net cash used in investing activities	(244.2)	(159.2)	(195.7)
Cash flows from financing activities:
Proceeds from long-term revolvers	735.2	713.6	620.1
Payments on long-term revolvers	(663.9)	(650.3)	(663.3)
Proceeds from term debt	70.9	9.3	102.3
Payments on term debt and capital lease obligations	(94.1)	(76.5)	(19.8)
Proceeds from note payable to related party	—	—	40.0
Payments of notes payable to related party	—	(66.5)	(17.5)
Proceeds from exercise of stock options	1.1	6.7	2.6
Proceeds from inventory financing agreement	—	—	201.7
Proceeds from non-controlling interests in subsidiaries	—	—	0.2
Proceeds from issuance of common units - Delek Logistics	—	175.5	—
Taxes paid due to the net settlement of equity-based compensation	(2.5)	(8.2)	—
Income tax benefit of equity-based compensation	5.9	9.2	2.7
Repurchase of common stock	(37.9)	—	—
Distribution to non-controlling interest	(13.2)	—	—
Dividends paid	(57.3)	(35.5)	(19.5)
Deferred financing costs paid	(4.2)	(5.2)	(7.1)
Net cash (used in) provided by financing activities	(60.0)	72.1	242.4
Net (decrease) increase in cash and cash equivalents	(201.7)	375.8	176.8
Cash and cash equivalents at the beginning of the period	601.7	225.9	49.1
Cash and cash equivalents at the end of the period	$400.0	$601.7	$225.9

	Year Ended December 31,
	2013	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $1.0 million, $0.3 million and a nominal amount in 2013, 2012 and 2011, respectively.	$31.3	$40.7	$43.9
Income taxes	$73.7	$111.3	$54.6
Non-cash financing activities:
Stock issued in connection with the Lion Acquisition	$—	$—	$44.3

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Notes to Consolidated Financial Statements
1. General
Delek US Holdings, Inc. is the sole shareholder or owner of membership interests of Delek Refining, Inc. ("Delek Refining"), Delek Finance, Inc., Delek Marketing & Supply, LLC, Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, LLC, Delek Logistics Services Company, MAPCO Express, Inc. ("MAPCO Express"), MAPCO Fleet, Inc., NTI Investments, LLC, GDK Bearpaw, LLC and Delek Land Holdings, LLC. Unless otherwise indicated or the context requires otherwise, the terms "we", "our", "us" "Delek" and "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. See "Glossary of Terms" included in Item 1, Business, of this Annual Report on Form 10-K for definitions of certain business and industry terms used herein.
Delek is listed on the New York Stock Exchange under the symbol DK. At December 31, 2012, approximately 52.9% of the shares of our common stock were beneficially owned by Delek Group Ltd. (“Delek Group”) located in Natanya, Israel. On March 20, 2013, Delek Group completed the sale of 9,000,000 shares of our outstanding common stock in a secondary offering and the sale of 1,000,000 shares to us. Further, Delek Group sold 2,000,000 and 1,500,000 shares of our common stock in June and August 2013, respectively. As of December 31, 2013, no representatives of Delek Group served on our Board of Directors but Delek Group continued to beneficially own approximately 30.5% of our outstanding shares.  While Delek Group no longer controls more than 50% of our voting power and has no representation on our Board of Directors, Delek Group and its controlling stockholder, Mr. Itshak Sharon (Tshuva), may continue to influence the election of our directors, our corporate and management policies (including the declaration of dividends) and the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions, for so long as they control a significant percentage of our voting power.

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

Segment Reporting
Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, logistics and retail. As of December 31, 2013, the refining segment operated high conversion, independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") and a biodiesel facility (the "Beacon Facility"). We purchased a second biodiesel facility in January 2014. See Note 20 for further information. The logistics segment owns and operates crude oil and refined products logistics and marketing assets. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of 361 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 12.

Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, multi-national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with a term of three months or less are considered to be cash equivalents. As of December 31, 2013 and 2012, these cash equivalents consisted primarily of bank certificates of deposit and bank money market accounts, as well as overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.

Accounts Receivable
Accounts receivable primarily consists of receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of a nominal amount as of both December 31, 2013 and 2012, respectively.
One customer of both the refining and logistics segments accounted for 10.4% of our consolidated accounts receivable as of December 31, 2012. No customer accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2013. No customers accounted for more than 10% of consolidated net sales for the years ended December 31, 2013, 2012 or 2011.

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
One vendor in the refining segment and a second vendor used by both the refining and retail segments accounted for a total of 25.0%, 24.2% and 34.7% of our consolidated inventory purchases during the years ended December 31, 2013, 2012 and 2011, respectively.

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
Property and equipment of retail stores identified for closing are written down to their estimated net realizable value at the time such stores are closed. Delek analyzes regional market, division and store operations for changes in market demographics, competition, economic conditions and other factors, including the variability of cash flow. As a result, we identified and recorded impairment charges of $0.6 million, $0.9 million and $1.7 million for closed stores in 2013, 2012 and 2011, respectively. Similar changes may occur in the future that will require us to record an impairment charge.

Capitalized Interest
Delek capitalizes interest on capital projects associated with the refining segment and with the construction related to the new "prototype" stores being built in the retail segment. For the years ended December 31, 2013, 2012 and 2011, interest of $1.0 million, $0.3 million and a nominal amount, respectively, was capitalized relating to these projects.

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

Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek's goodwill, all of which was acquired in various purchase business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If a reporting unit's carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit's goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Our annual impairment assessment of goodwill resulted in $2.2 million non-cash goodwill impairment charges to our retail segment during the year ended December 31, 2011. Our annual assessment of goodwill did not result in impairment during the years ended December 31, 2013 or 2012.

Derivatives
Delek records all derivative financial instruments, including interest rate swap and cap agreements, fuel-related derivatives, over the counter ("OTC") future swaps and forward contracts at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply the hedging treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a periodic basis, utilizing valuations from third party financial and brokerage institutions. On a regular basis, Delek enters into commodity contracts with counterparties for crude oil, blendstocks, and various finished products. These contracts usually qualify for the normal purchase / normal sale exemption under the standard and, as such, are not measured at fair value.
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
Delek also applies the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of December 31, 2013 or 2012, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.

Self-Insurance Reserves
Delek is primarily self-insured for workers' compensation and general liability costs, with varying limits of per claim and aggregate stop loss insurance coverage that management considers adequate. We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported. Differences between actual settlements and recorded accruals are recorded in the period identified.

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
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations is as follows (in millions):

	December 31,
	2013	2012
Beginning balance	$8.3	$7.9
Liabilities identified	0.2	—
Liabilities settled	(0.6)	(0.4)
Accretion expense	0.6	0.8
Ending balance	$8.5	$8.3
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

Advertising Costs
Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the years ended December 31, 2013, 2012 and 2011 was $4 million, $3.4 million and $3.1 million, respectively.

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

Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted average common shares outstanding	59,186,921	58,719,968	56,543,977
Dilutive effect of equity instruments	860,217	924,830	482,887
Weighted average common shares outstanding, assuming dilution	60,047,138	59,644,798	57,026,864
Outstanding equity awards totaling 1,226,038, 1,344,825 and 2,752,514 common share equivalents were excluded from the diluted earnings per share calculation for the years ended December 31, 2013, 2012 and 2011, respectively. These share equivalents did not have a dilutive effect under the treasury stock method.

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

Comprehensive Income
For the years ended December 31, 2013, 2012 and 2011, comprehensive income includes net income and changes in the fair value of derivative instruments designated as cash flow hedges.

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance requiring companies to report, in one place, either on the face of the financial statements or in the notes, information about reclassifications out of accumulated other comprehensive income ("AOCI"). The guidance also requires companies to present current-period reclassifications out of AOCI and other amounts of current-period other comprehensive income ("OCI") separately for each component of OCI on the face of the financial statements or in the notes, whereas companies were previously required to present total changes in AOCI by component on the face of the financial statements or in the notes. For each significant reclassification to net income in its entirety during their reporting period, companies must identify the line item(s) affected in the statement where net income is presented. For any significant reclassifications that are not reclassified directly to net income in their entirety during the reporting period, cross-references to the note where additional details about the effects of the reclassification are disclosed are required. Companies can choose to present this information before tax or after tax, providing they comply with the existing tax disclosure requirements in ASC 220, Comprehensive Income. The guidance is effective for interim and annual reporting periods beginning after December 15, 2012, or the first quarter of 2013 for calendar-year companies and should be applied prospectively. The adoption of this guidance did not affect our business, financial position or results of operations but did result in additional disclosures (see Note 14).
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

3. Delek Logistics

On November 7, 2012, Delek Logistics closed its initial public offering (the "DKL Offering") of 9,200,000 common units. Headquartered in Brentwood, Tennessee, Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with the DKL Offering and included certain assets formerly owned, or used by, our subsidiaries, including Marketing, Paline and Lion Oil. A substantial majority of Delek Logistics' assets are currently integral to Delek’s refining and marketing operations. We received net proceeds of approximately $171.8 million from the DKL Offering, after deducting offering expenses and debt issuance costs.

In July 2013, Delek Logistics completed the acquisition of a terminal, storage tanks and related assets adjacent to the Tyler refinery from one of our other subsidiaries (the "Tyler Acquisition"). The cash paid for the assets acquired was $94.8 million, financed with a combination of proceeds from the amended Delek Logistics revolving credit agreement and cash on hand.

In February 2014, Delek Logistics completed the acquisition of certain storage tanks and the products terminal located at the El Dorado refinery from Lion Oil for $95.9 million in cash (the "El Dorado Acquisition"). See Note 20 for additional information.
As of December 31, 2013, we owned a 60.0% limited partner interest in Delek Logistics, and a 96.6% interest in Logistics GP, which owns a 2.0% general partner interest in Delek Logistics, and all of the income distribution rights. The partnership interest includes 2,799,258 common units, 11,999,258 subordinated units and 492,893 general partner units.
We have agreements with Delek Logistics, which establish fees for certain administrative and operational services provided by Delek and its subsidiaries to Delek Logistics, provide certain indemnification obligations and other matters and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.

Delek Logistics is a variable interest entity as defined under GAAP and is consolidated into our consolidated financial statements. With the exception of affiliate balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of December 31, 2013 and 2012, as presented below, are included in the consolidated balance sheets of Delek.

	December 31,
	2013	2012
	(In millions)
ASSETS
Cash and cash equivalents	$0.9	$23.5
Accounts receivable	29.0	27.7
Inventory	17.5	14.4
Other current assets	0.3	0.2
Net property, plant and equipment	199.3	191.0
Goodwill	10.5	10.5
Intangible assets, net	12.3	12.4
Other non-current assets	5.0	3.6
Total assets	$274.8	$283.3
LIABILITIES AND EQUITY
Accounts payable	$26.1	$21.9
Accounts payable to related parties	1.5	10.1
Accrued expenses and other current liabilities	11.5	8.3
Revolving credit facility	164.8	90.0
Asset retirement obligations	3.0	3.2
Deferred tax liabilities	0.3	—
Other non-current liabilities	5.6	9.8
Equity	62.0	140.0
Total liabilities and equity	$274.8	$283.3

4. Acquisitions
Beacon Acquisition
On January 10, 2013, we purchased the Beacon Facility, involved in the production of biodiesel fuels and related activities, from Beacon Energy (Texas) Corp. The aggregate purchase price was approximately $5.3 million, which has been allocated to property, plant and equipment.
Hopewell Acquisition
On July 19, 2013, we purchased a 13.5-mile pipeline from Enterprise TE Products Pipeline Company LLC (the "Hopewell Pipeline"). The Hopewell Pipeline originates at the Tyler refinery and terminates at the Hopewell delivery yard, where it connects to our pipeline that terminates at the Big Sandy Terminal (as defined below). The Hopewell Pipeline and the Big Sandy Pipeline (as defined below) form essentially one pipeline link between the Tyler Refinery and the Big Sandy Terminal (collectively, the Hopewell Pipeline and the Big Sandy Pipeline are referred to as the "Tyler-Big Sandy Pipeline"). The aggregate purchase price was approximately $5.7 million.
The preliminary allocation of the aggregate purchase price of the Hopewell Pipeline as of December 31, 2013 is summarized as follows (in millions):

Property, plant and equipment	$4.8
Intangible assets	0.9
$5.7

This preliminary allocation is subject to change during the purchase price allocation period.
North Little Rock Acquisition
On October 24, 2013, we purchased a refined product terminal in Little Rock, Arkansas from Enterprise Refined Products Pipeline Company LLC. The aggregate purchase price was approximately $7.2 million, including $2.2 million in refined product inventory. The property, plant and equipment valuation is subject to change during the purchase price allocation period.
Helena Acquisition

On December 31, 2013, we purchased a 149-mile pipeline and terminal from an affiliate of Enterprise Product Partners L.P. for $5.0 million. The pipeline is a 10-inch diameter pipe that connects El Dorado, Arkansas to Helena, Arkansas (the "Helena Pipeline"). The terminal is located on the Mississippi River in Helena, Arkansas, contains a dock, and can be used for crude oil or finished products (the "Helena Terminal" and together with the Helena Pipeline, the "Helena Assets"). The Helena Assets are currently out of service and will require capital investment to be restored to working order. This purchase gives us rights of way that terminates in El Dorado, Arkansas and offers flexibility to increase crude access and light product outlets for the El Dorado refinery. The purchase price has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.
Nettleton Acquisition
On January 31, 2012, we completed the acquisition of an approximately 35-mile long, eight and ten inch pipeline system (the "Nettleton Pipeline") from Plains Marketing, L.P. ("Plains") (the "Nettleton Acquisition"). The purchase price, including the reimbursement by Delek of certain costs incurred by Plains, was approximately $12.3 million.
The allocation of the aggregate purchase price of the Nettleton Pipeline as of December 31, 2013 is summarized as follows (in millions):

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
The allocation of the aggregate purchase price of the Big Sandy Acquisition as of December 31, 2013 is summarized as follows (in millions):

Property, plant and equipment	$8.2
Intangible assets	1.2
Goodwill (all is expected to be deductible for tax purposes)	1.6
$11.0

The Big Sandy Terminal had previously been supplied by the Tyler refinery but has been idle since November 2008. This terminal was not operational for a majority of the year ended December 31, 2013 as the Tyler-Big Sandy Pipeline, which is necessary for the use of the terminal, was not operational for the majority of the year ended December 31, 2013.
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

The allocation of the aggregate purchase price of Lion Oil as of December 31, 2013 is summarized as follows (in millions):

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
Certain liabilities recorded in the Lion Acquisition relate to accruals for possible loss contingencies associated with two lawsuits pending at the time of the acquisition. We reached an agreement to settle one of these in the third quarter of 2011; the other is discussed more fully in Note 16. Both lawsuits have been fully resolved as of December 31, 2013.
Delek began consolidating Lion Oil’s results of operations on April 29, 2011. Lion Oil contributed $2,089.8 million to net sales for the period from April 29, 2011 through December 31, 2011. Lion Oil contributed net income of $19.3 million (net of income attributed to non-controlling interest of $4.8 million) for the period from April 29, 2011 through December 31, 2011. Below are the pro forma consolidated results of operations of Delek for the year ended December 31, 2011, as if the Lion Acquisition had occurred on January 1, 2010 (amounts in millions, except per share information):

Year Ended December 31,
2011
Net sales	$7,545.0
Net income	164.1
Net income attributed to non-controlling interest	6.6
Net income attributable to Delek	$157.5
Basic earnings per share	$2.63
Diluted earnings per share	$2.61
Product purchased from Lion Oil by the retail segment prior to the Lion Acquisition totaled $4.3 million during the year ended December 31, 2011. Also prior to the Lion Acquisition, the refining segment sold $3.6 million of intermediate products to the El Dorado refinery during the year ended December 31, 2011. These product purchases and sales were made at market values. All product purchases and sales subsequent to the Lion Acquisition have been eliminated in consolidation.

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
Carrying value of inventories consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Refinery raw materials and supplies	$250.9	$155.7
Refinery work in process	58.6	45.5
Refinery finished goods	299.2	217.6
Retail fuel	19.2	19.3
Retail merchandise	26.9	25.1
Logistics refined products	17.5	14.4
Total inventories	$672.3	$477.6
At December 31, 2013 and December 31, 2012, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $51.5 million and $41.4 million, respectively. There were (increases) reductions of $(0.3) million, $(1.1) million and $5.9 million to costs of goods sold during the years ended December 31, 2013, 2012 and 2011, respectively, as a result of the liquidation of LIFO inventories.
6. Crude Oil Supply and Inventory Purchase Agreement
Delek entered into a Master Supply and Offtake Agreement ("Supply and Offtake Agreement") with J. Aron & Company ("J. Aron") at the closing of the Lion Acquisition. Pursuant to the Supply and Offtake Agreement, J. Aron purchases a majority of the crude oil and refined products in Lion Oil’s inventory at market prices. Throughout the term of the Supply and Offtake Agreement, which was amended on December 23, 2013 to expire on April 30, 2017, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 bpd of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined product from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable of $18.2 million and $18.8 million as of December 31, 2013 and 2012, respectively, related to this monthly settlement. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. While title of the inventories resides with J. Aron, this arrangement is accounted for as a financing. Delek incurred fees of $10.0 million and $8.4 million, respectively, during the years ended December 31, 2013 and 2012, which are included as a component of interest expense in the consolidated statements of operations.
Upon the expiration of the Supply and Offtake Agreement on April 30, 2017 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then market prices. At December 31, 2013 and 2012, respectively, Delek had 3.6 million and 2.9 million barrels of inventory consigned to J. Aron and we have recorded a liability associated with this consigned inventory of $326.4 million and $269.8 million.
Each month, J. Aron sets target inventory levels for each product subject to pre-agreed minimum and maximum inventory levels for each product group. At December 31, 2013 and 2012, we recorded a current payable of $4.6 million and $15.5 million, respectively, for forward commitments related to the month end actual consignment inventory levels differing from the month end consignment inventory target levels and the associated pricing with these inventory level differences.

7.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2013	2012
Land	$86.1	$73.8
Building and building improvements	237.7	211.8
Refinery machinery and equipment	641.4	645.2
Pipelines and terminals	205.9	150.6
Retail store equipment and site improvements	157.9	133.5
Refinery turnaround costs	55.1	48.2
Other equipment	59.7	40.2
Construction in progress	239.9	152.9
	1,683.7	1,456.2
Less: accumulated depreciation	(405.2)	(332.0)
	$1,278.5	$1,124.2
Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the years ended December 31, 2013 and 2012 are as follows (in millions):

	As of and For the Year Ended December 31, 2013
	Refining(1)	Logistics(1)	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$923.1	$235.6	$477.6	$47.4	$1,683.7
Less: Accumulated depreciation	(196.0)	(36.3)	(168.4)	(4.5)	(405.2)
Property, plant and equipment, net	$727.1	$199.3	$309.2	$42.9	$1,278.5
Depreciation expense	$45.6	$11.3	$25.2	$3.4	$85.5

	As of and For the Year Ended December 31, 2012
	Refining(1)(2)	Logistics(1)(2)	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$781.7	$216.0	$433.7	$24.8	$1,456.2
Less: Accumulated depreciation	(152.0)	(25.0)	(153.6)	(1.4)	(332.0)
Property, plant and equipment, net	$629.7	$191.0	$280.1	$23.4	$1,124.2
Depreciation expense	$43.7	$9.0	$24.6	$1.0	$78.3

(1)
In conjunction with the DKL Offering, we have reclassified certain operating segments. The majority of the assets previously reported as our marketing segment and certain assets previously operated by our refining segment were contributed to Delek Logistics.

(2)	In conjunction with the Tyler Acquisition, we have reclassified certain operating segments. Certain assets previously operated by our refining segment were contributed to Delek Logistics.
8.  Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Goodwill acquired in a purchase business combination is recorded at fair value and is not amortized. Delek's goodwill relates to its retail and logistics segments only. As of December 31, 2013, our accumulated goodwill impairment losses were $20.4 million, all of which related to our retail segment.

Delek performs an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2013, 2012 and 2011. In our retail segment, this review was performed on reporting units at a level below our reportable segment level. In our logistics segment, our review was done at the original west Texas operations level of the segment. We performed a discounted cash flows test to test for value of each of our reporting units. We use a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values of the reporting units using a multiple of expected future cash flows such as those used by third party analysts. In 2011, this review resulted in the need to determine the impairment of goodwill in one of the reporting units of the retail segment. We estimated the fair value of the assets and liabilities attributable to reporting units and this work resulted in impairments of goodwill, and therefore, non-cash charges of $2.2 million were recorded in the accompanying consolidated statement of operations during the year ended December 31, 2011. In December 31, 2013 and 2012, the annual impairment review resulted in the determination that no impairment of goodwill had occurred.

A summary of our goodwill accounts in our retail and logistics segments are as follows (in millions):

		Retail	Logistics	Total
Balance,	December 31, 2010	$64.4	$7.5	$71.9
Goodwill impairment		(2.2)	—	(2.2)
Balance,	December 31, 2011	62.2	7.5	69.7
Goodwill impairment		—	—	—
Acquisitions		—	3.0	3.0
Balance,	December 31, 2012	62.2	10.5	72.7
Goodwill impairment		—	—	—
Balance,	December 31, 2013	$62.2	$10.5	$72.7

9.  Other Intangible Assets

A summary of our identifiable intangible assets are as follows (in millions):

As of December 31, 2013	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Supply contracts	11.5 years	$12.2	$(7.9)	$4.3
Trademarks	4 years	0.7	(0.7)	—
Non-compete Agreements	3-10 years	1.3	(1.3)	—
Capacity contract	3 years	9.3	(8.2)	1.1
Intangible assets not subject to amortization:
Rights-of-Way	Indefinite	7.9	—	7.9
Total		$31.4	$(18.1)	$13.3

As of December 31, 2012	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Supply contracts	11.5 years	$12.2	$(6.8)	$5.4
Trademarks	4 years	0.7	(0.7)	—
Non-compete Agreements	3-10 years	1.3	(1.2)	0.1
Capacity contract	3 years	9.3	(5.1)	4.2
Intangible assets not subject to amortization:
Rights-of-Way	Indefinite	7.0	—	7.0
Total		$30.5	$(13.8)	$16.7

Amortization of intangible assets was $4.3 million, $4.2 million and $3.3 million during the years ended December 31, 2013, 2012 and 2011, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of operations. Amortization expense is estimated to be $1.4 million, $1.4 million, $1.4 million, $1.4 million and $0.2 million, for the years ended 2014 through 2018, respectively.
10. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	December 31, 2013	December 31, 2012
MAPCO Revolver	$67.5	$77.0
DKL Revolver	164.8	90.0
Reliant Bank Revolver	10.0	4.0
Promissory notes	77.4	123.6
Term Loan Facility	90.0	67.0
Capital lease obligations	0.6	0.6
	410.3	362.2
Less: Current portion of long-term debt, notes payable and capital lease obligations	33.7	52.2
	$376.6	$310.0
Principal maturities of Delek's existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2013 (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
MAPCO Revolver	$—	$67.5	$—	$—	$—	$—	$67.5
DKL Revolver	—	—	—	164.8	—	—	164.8
Reliant Bank Revolver	10.0	—	—	—	—	—	10.0
Promissory notes	19.1	10.6	10.6	10.6	0.7	25.8	77.4
Term Loan Facility	4.5	18.0	18.0	18.0	31.5	—	90.0
Capital lease obligations	0.1	0.1	0.1	0.1	0.1	0.1	0.6
Total	$33.7	$96.2	$28.7	$193.5	$32.3	$25.9	$410.3

MAPCO Revolver
On December 23, 2010, our subsidiary, MAPCO Express, executed a $200.0 million revolving credit facility ("MAPCO Revolver") that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO Express, Fifth Third Bank as Administrative Agent and the lenders party thereto, as amended. As of December 31, 2013, we had $67.5 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $2.6 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or London Interbank Offered Rate ("LIBOR") loans. At December 31, 2013, the weighted average borrowing rate was approximately 4.0%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2013, this fee was 0.50% per year. Amounts available under the MAPCO Revolver as of December 31, 2013 were approximately $129.9 million.
Wells ABL
As of December 31, 2013, Delek Refining had an asset-based loan revolving credit facility ("Wells ABL") that included an accordion feature which permitted an increase in facility size of up to $600.0 million subject to additional lender commitments. In connection with the closing of our acquisition of Lion Oil, Delek Refining executed an amendment to the Wells ABL (the "Wells ABL Amendment") on April 29, 2011. Under the terms of the Wells ABL Amendment, among other things, (i) the size of the Wells ABL was increased from $300.0 million to $400.0 million, (ii) the swing line loan sub-limit was increased from $30.0 million to $40.0 million, (iii) the letter of credit sub-limit was increased from $300.0 million to $375.0 million, (iv) the maturity date of the facility was extended from February 23, 2014 to April 29, 2015, and (v) the Wells ABL Amendment permits the issuance of letters of credit under the Wells ABL to secure obligations of Lion Oil and authorizes a factoring agreement between Delek Refining and Lion Oil. As of December 31, 2013, we had letters of credit issued under the facility totaling approximately $133.0 million and a nominal amount in outstanding loans under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Delek Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between base rate loans or LIBOR loans. As of December 31, 2013, the weighted average borrowing rate was approximately 4.8%. Additionally, the Wells ABL requires us to pay a quarterly fee dependent on the average unused revolving commitment. As of December 31, 2013, this fee was 0.75% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL, net of a $20.0 million availability reserve requirement, as of December 31, 2013, was $161.0 million. The Wells ABL was amended and restated in its entirety on January 16, 2014. See Note 20 for discussion of the amendment.
DKL Revolver
On November 7, 2012, Delek Logistics entered into a $175.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders. On July 9, 2013, Delek Logistics amended and restated the agreement by entering into an Amended and Restated Senior Secured Revolving Credit Agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders (the "DKL Revolver"). Delek Logistics and each of its existing subsidiaries are borrowers under the DKL Revolver. Under the terms of the DKL Revolver, the lender commitments were increased from $175.0 million to $400.0 million and a dual currency borrowing tranche was added that permits utilizations in U.S. or Canadian dollars. The DKL Revolver also contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $450.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the “Holdings Note”) and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of December 31, 2013, the principal amount of the Holdings Note was $102.0 million.

The DKL Revolver will mature on November 7, 2017. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR, or Canadian Dealer Offered Rate ("CDOR"), plus applicable margins, at the election of the borrowers and as a function of the draw-down currency. The applicable margin varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At December 31, 2013, the weighted average borrowing rate was approximately 2.5%. Additionally, the DKL Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2013, this fee was 0.4% per year. As of December 31, 2013, Delek Logistics had $164.8 million of outstanding borrowings under the credit facility, as well as letters of credit issued of $12.0 million. Amounts available under the DKL Revolver, as of December 31, 2013, were approximately $223.2 million.
Reliant Bank Revolver
Delek has a revolving credit agreement with Reliant Bank ("Reliant Bank Revolver") that provides for unsecured loans of up to $10.0 million. As of December 31, 2013, we had $10.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2014 and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of December 31, 2013, we had no undrawn commitments available under the Reliant Bank Revolver.
Promissory Notes
On November 2, 2010, Delek executed a promissory note in the principal amount of $50.0 million, payable to the order of Bank Leumi USA ("Leumi Note"). The Leumi Note had a maturity date of October 1, 2015 and required quarterly principal amortization payments of $2.2 million. On July 1, 2013, the remaining outstanding amounts due under the Leumi Note were repaid in full and no obligations remain under the Leumi Note.
On October 5, 2010, Delek entered into two promissory notes payable to the order of Israel Discount Bank of New York ("IDB") in the principal amounts of $30.0 million and $20.0 million, respectively (collectively, the "IDB Notes"). Each of the IDB Notes had a maturity date of October 1, 2015 and required aggregate quarterly principal amortization payments of $2.2 million. In December 2013, the remaining outstanding amounts due under the IDB Notes were repaid in full and no obligations remain under the IDB Notes.
In 2011, Delek began construction of new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate notes for each BTS project with Standard Insurance Company (collectively, the "Notes") varying in size from $1.0 million to $2.2 million. The Notes bear interest at fixed rates, ranging from 5.0% to 6.4% per annum. Each of the Notes is secured by the land or leasehold interest, as applicable, and the building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial advancement of funds, payments of principal on each respective Note are due over a 10-year term calculated using a 25-year amortization schedule. If any Note is not paid in full after the initial 10-year period, we may continue to make monthly payments under the Note, however, the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first 20-year period. The final maturity dates of the Notes range from June 1, 2036 to October 1, 2039. As of December 31, 2013, we have entered into 27 Notes related to these BTS projects and we have drawn a total of approximately $29.1 million under the Notes.
On April 29, 2011, Lion Oil entered into a $50.0 million promissory note (the "Ergon Note") with Ergon in connection with the closing of our acquisition of Lion Oil. As of December 31, 2013, $40.0 million was outstanding under the Ergon Note. The Ergon Note requires Lion Oil to make annual amortization payments of $10.0 million each, commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note ("Ergon Paline Note") with Ergon Terminaling, Inc. ("Ergon Terminaling") in connection with the closing of the acquisition of all of the membership interests of Paline from Ergon Terminaling. The Ergon Paline Note was subsequently assigned by Ergon Terminaling to Ergon. As of December 31, 2013, $8.3 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately$2.1 million each, commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at a fixed rate equal to 6.0% per annum.

Term Loan Facility
On April 29, 2011, Lion Oil entered into a term loan financing agreement with Israeli Discount Bank of New York, Bank Hapoalim B.M. and Bank Leumi USA as the lenders. On December 18, 2013, Lion Oil amended and restated the facility by entering into an Amended and Restated Financing Agreement with Bank Hapoalim B.M. and Israeli Discount Bank of New York as the lenders ("Term Loan Facility"). Among other things, the amendment and restatement increased the principal amount to $90.0 million from $53.3 million, removed Bank Leumi USA as a lender and extended the maturity date to December 18, 2018. As of December 31, 2013, $90.0 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Lion Oil to make quarterly principal amortization payments in the amount of $4.5 million beginning on December 31, 2014. The Term Loan Facility is secured by (i) all assets of Lion Oil (excluding inventory and accounts receivable), (ii) all of our shares in Lion Oil, and (iii) a first priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Interest on the unpaid balance of the Term Loan Facility is computed at an annual rate equal to LIBOR or the reference rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of December 31, 2013, the weighted average borrowing rate was approximately 5.5%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, DKL Revolver, Reliant Bank Revolver and Term Loan Facility we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with a fixed charge coverage ratio financial covenant under the Wells ABL during the year ended December 31, 2013, we may be required to comply with this covenant at times when the borrowing base excess availability is less than certain thresholds, as defined in the Wells ABL. We believe we were in compliance with all covenant requirements under each of our credit facilities as of December 31, 2013.
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
Restricted Net Assets
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of certain assets, as has been discussed above. The total amount of our subsidiaries' restricted net assets as of December 31, 2013 was $880.1 million.
Interest-Rate Derivative Instruments
Delek has interest rate swap and cap agreements for a total notional amount of $205.0 million. These agreements are intended to economically hedge floating rate debt related to our current borrowings. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, the fair value of the derivatives is recorded in other non-current liabilities in the accompanying consolidated balance sheets with the offset recognized in earnings. The interest rate swaps mature in 2015 and the cap matures in 2016. The estimated mark-to-market liability associated with our interest rate derivatives as of December 31, 2013 was $2.7 million.
In accordance with ASC 815, we recorded non-cash income (expense) representing the change in estimated fair value of the interest rate derivative agreements of $1.8 million, $(0.5) million and $(4.2) million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included in interest expense in the accompanying consolidated statements of operations.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in future transactions.

11. Equity Based Compensation

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

Delek Logistics GP, LLC 2012 Long-Term Incentive Plan

Logistics GP maintains a unit-based compensation plan for officers, directors and employees of Logistics GP or its affiliates and any consultants, affiliates of our general partner or other individuals who perform services for Delek Logistics. The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan ("Logistics LTIP") permits the grant of phantom units, unit options, restricted units, unit appreciation rights, distribution equivalent rights, unit awards, and other unit-based awards. The Logistics LTIP limits the number of units that may be delivered pursuant to vested awards to 612,207 common units, subject to proportionate adjustment in the event of unit splits and similar events. Awards granted under the Logistics LTIP will be settled with Delek Logistics units. Total compensation expense for awards granted under the Logistics LTIP amounted to $4.2 million ($2.7 million, net of taxes) for the year ended December 31, 2013. Compensation expense for these awards was not material for the year ended December 31, 2012. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2013, there was $5.3 million of total unrecognized compensation cost related to non-vested Logistics LTIP awards, which is expected to be recognized over a weighted-average period of 4.0 years.

Option and SAR Assumptions

The table below provides the assumptions used in estimating the fair values of our outstanding stock options and SARs under the Plan. For all awards granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2013 Grants	2012 Grants	2011 Grants	2010 Grants	2009 Grants
	(Graded Vesting)	(Graded Vesting)	(Graded Vesting)	(Graded Vesting)	(Graded Vesting)
	4 years	4 years	4 years	4 years	3-4 years
Expected Volatility	53.36%-53.95%	55.35%-57.46%	58.58%-60.54%	33.01-60.88%	34.73%-37.78%
Dividend Yield	1.00%	1.00%	1.00%	1.00%	1.00%
Expected Term	6.25 years	6.25 years	6.25 years	6.25 years	6.0-6.25 years
Risk Free Rate	0.01%-2.96%	0.04%-2.04%	0.00%-3.37%	0.06%-3.33%	0.06%-3.53%
Fair Value	$15.75	$9.28	$6.59	$3.51	$2.66

Stock Option and SAR Activity

The following table summarizes the stock option and SAR activity under the Plan for Delek for the years ended December 31, 2013, 2012 and 2011:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Average Intrinsic Value
Options outstanding, December 31, 2010	3,718,808	$10.78
Granted	945,500	$14.22
Exercised	(311,912)	$8.92
Forfeited	(294,567)	$11.07
Options and SARs outstanding, December 31, 2011	4,057,829	$11.71
Granted	1,140,300	$19.01
Exercised	(2,538,210)	$10.95
Forfeited	(101,078)	$12.84
Options and SARs outstanding, December 31, 2012	2,558,841	$15.67
Granted	867,400	$33.23
Exercised	(773,186)	$14.07
Forfeited	(265,125)	$20.41
Options and SARs outstanding, December 31, 2013	2,387,930	$22.04	8.3	$23.2
Vested options and SARs exercisable, December 31, 2013	574,744	$13.42	6.5	$12.0

Restricted Stock Units

The fair value of RSUs is determined based on the closing price of Delek's common stock on grant date. The weighted-average grant date fair value of RSUs granted under the Plan during the year ended December 31, 2013 was $32.59.

The following table summarizes the RSU activity under the Plan for Delek for the years ended December 31, 2013, 2012 and 2011:

		Number of RSUs	Weighted-Average Grant Price
Non-vested RSUs,	December 31, 2010	109,000	$9.04
Granted		875,000	$11.66
Vested		(43,500)	$11.14
Forfeited		(5,000)	$7.55
Non-vested RSUs,	December 31, 2011	935,500	$11.41
Granted		156,000	$23.94
Vested		(279,045)	$11.65
Non-vested RSUs,	December 31, 2012	812,455	$13.73
Granted		121,000	$32.59
Vested		(284,786)	$15.02
Forfeited		(136,000)	$10.91
Non-vested RSUs,	December 31, 2013	512,669	$18.21

Compensation Expense Related to Equity-based Awards Granted Under the Plan
Total compensation expense for the equity-based awards amounted to $9.3 million ($6.0 million, net of taxes), $6.1 million ($4.0 million, net of taxes) and $2.7 million ($1.8 million, net of taxes) for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. We recognized a total income tax benefit for equity-based awards of $5.9 million , $9.2 million and $2.7 million for the years end December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, there was $23.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.5 years.
The aggregate intrinsic value, which represents the difference between the underlying stock's market price and the award's exercise price, of the share-based awards exercised or vested during the years ended December 31, 2013, 2012 and 2011 was $10.9 million, $27.8 million and $2.3 million, respectively. During the years December 31, 2013, 2012 and 2011, respectively, we issued 609,743, 1,583,121 and 340,375 shares of common stock as a result of exercised or vested equity-based awards. These amounts are net of 448,229, 1,234,134 and 15,037 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vestings for the years ended December 31, 2013, 2012 and 2011. Delek paid approximately $2.5 million, $8.2 million and a nominal amount of taxes in connection with the settlement of these awards for the years ended December 31, 2013, 2012 and 2011. We issue new shares of common stock upon exercise or vesting of share-based awards.
Granting of GP Interest
On March 10, 2013, we granted membership interests in Logistics GP, the general partner of Delek Logistics, to certain executives, including Ezra Uzi Yemin, our Chairman, President and Chief Executive Officer. These interests consisted of a total 1.4% membership interest in Logistics GP and vested on June 10, 2013. On December 10, 2013, we granted Mr. Yemin an additional 4.0% membership interest in Logistics GP, half of which vested immediately. Subject to Mr. Yemin's continued employment with Delek, 0.50% will vest on June 10, 2014 and 0.25% will vest every six months thereafter through June 10, 2017. Total compensation expense recognized for these grants amounted to $1.5 million ($1.0 million, net of taxes) for the year ended December 31, 2013. As of December 31, 2013, there was $0.9 million of total unrecognized compensation cost related to non-vested GP membership interests, which is expected to be recognized over a weighted-average period of 2.5 years.

12. Segment Data
We report our operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
In conjunction with the DKL Offering, we reclassified certain operating segments. The majority of the assets previously reported as our marketing segment and certain assets previously operated by our refining segment were contributed to Delek Logistics. The results of the operation of these assets are now reported in our logistics segment. Further, certain operations previously included as part of our marketing segment were retained by Delek and are now reported as part of our refining segment. Also, as a result of the Tyler Acquisition, the assets acquired by Delek Logistics are now operated by and reported in our logistics segment. These assets were previously operated by and reported in our refining segment. The historical results of the operation of the assets transferred in the DKL Offering and the Tyler Acquisition have been reclassified to conform to the current presentation.
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
The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 140,000 bpd, including the 60,000 bpd Tyler refinery and the 80,000 bpd El Dorado refinery. As of December 31, 2013, the refining segment also owned and operated a biodiesel facility involved in the production of biodiesel fuels and related activities and a currently idle pipeline and terminal in Helena, Arkansas. We purchased a second biodiesel facility in January 2014. See Note 20 for further information.
Our logistics segment owns and operates crude oil and refined products logistics and marketing assets. The logistics segment generates revenue and subsequently contribution margin, which we define as net sales less cost of goods sold and operating expenses, by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing intermediate and refined products.
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of December 31, 2013, we had 361 stores in total, consisting of 198 located in Tennessee, 90 in Alabama, 50 in Georgia, 10 in Arkansas and 8 in Virginia. The remaining 5 stores are located in Kentucky and Mississippi. The retail fuel and convenience stores operate under Delek’s MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 68 dealer locations as of December 31, 2013. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining segment has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $13.6 million and $12.6 million during the years ended December 31, 2013 and 2012, respectively. Additionally, the refining segment pays crude transportation and storage fees to the logistics segment for the utilization of certain crude pipeline assets. These fees were $57.8 million and $30.0 million during the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013 and 2012, the refining segment recorded sales and fee revenues from the retail and logistics segments in the amount of $430.7 million and $170.1 million, respectively. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and For the Year Ended December 31, 2013
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$6,059.6	$1,871.4	$829.8	$(54.0)	$8,706.8
Intercompany fees and sales	376.2	—	77.6	(453.8)	—
Operating costs and expenses:
Cost of goods sold	5,852.6	1,691.3	811.3	(483.1)	7,872.1
Operating expenses	227.7	132.5	30.3	(3.8)	386.7
Segment contribution margin	$355.5	$47.6	$65.8	$(20.9)	448.0
General and administrative expenses					120.5
Depreciation and amortization					89.8
Operating income					$237.7
Total assets	$1,907.4	$449.0	$274.8	$203.2	$2,834.4
Capital spending (excluding business combinations)	$144.3	$37.9	$5.1	$35.0	$222.3

	As of and For the Year Ended December 31, 2012
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$6,070.8	$1,877.8	$775.9	$2.2	$8,726.7
Intercompany fees and sales	170.1	—	42.6	(212.7)	—
Operating costs and expenses:
Cost of goods sold	5,441.1	1,704.6	757.9	(199.2)	7,704.4
Operating expenses	206.7	128.0	30.4	(1.8)	363.3
Segment contribution margin	$593.1	$45.2	$30.2	$(9.5)	659.0
General and administrative expenses					103.5
Depreciation and amortization					82.5
Other operating income					(0.1)
Operating income					$473.1
Total assets	$1,835.8	$425.6	$283.3	$79.0	$2,623.7
Capital spending (excluding business combinations)	$65.9	$29.1	$10.5	$26.5	$132.0

	As of and For the Year Ended December 31, 2011
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,632.5	$1,859.4	$715.8	$(9.5)	$7,198.2
Intercompany fees and sales	83.4	—	22.3	(105.7)	—
Operating costs and expenses:
Cost of goods sold	4,160.9	1,679.4	694.8	(105.2)	6,429.9
Operating expenses	168.8	132.6	19.5	—	320.9
Impairment of goodwill	—	2.2	—	—	2.2
Segment contribution margin	$386.2	$45.2	$23.8	$(10.0)	445.2
General and administrative expenses					81.4
Depreciation and amortization					74.1
Other operating expense					3.6
Operating income					$286.1
Total assets	$1,607.3	$412.1	$224.4	$(13.2)	$2,230.6
Capital spending (excluding business combinations)	$36.0	$36.5	$0.9	$7.6	$81.0

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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2013, was (in millions):

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$23.9	$—	$23.9
Interest rate swaps	$—	$0.1	$—	$0.1
Total assets	—	24.0	—	24.0
Liabilities
Interest rate swaps	—	(2.8)	—	(2.8)
OTC commodity swaps	—	(24.9)	—	(24.9)
Total liabilities	—	(27.7)	—	(27.7)
Net liabilities	$—	$(3.7)	$—	$(3.7)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$3.5	$—	$3.5
Liabilities
Interest rate swaps	—	(4.7)	—	(4.7)
OTC commodity swaps	—	(4.1)	—	(4.1)
Total liabilities	—	(8.8)	—	(8.8)
Net liabilities	$—	$(5.3)	$—	$(5.3)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of December 31, 2013 and 2012, $2.6 million and $2.7 million, respectively, of cash collateral is held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty.
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
We primarily utilize OTC commodity swaps, generally with maturity dates of one year or less, and interest rate swap agreements to achieve these objectives. OTC commodity swap contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Interest rate swap agreements economically hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate. We do not believe there is any material credit risk with respect to the counterparties to these contracts.
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
The following table presents the fair value of our derivative instruments as of December 31, 2013 and 2012. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets (in millions):

		As of December 31, 2013		As of December 31, 2012
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$4.4	$(3.5)	$1.5	$(2.1)
OTC commodity swaps(1)	Other current liabilities	15.0	(8.5)	—	—
Interest rate swaps	Other long term assets	0.1	—	—	—
Interest rate swaps	Other long term liabilities	—	(2.8)	—	(4.7)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	—	—	2.0	(2.0)
OTC commodity swaps(1)	Other current liabilities	4.5	(12.9)	—	—
Total gross fair value of derivatives		24.0	(27.7)	3.5	(8.8)
Less: Counterparty netting and cash collateral(2)		22.6	(25.2)	3.2	(5.9)
Total net fair value of derivatives		$1.4	$(2.5)	$0.3	$(2.9)

(1)
As of December 31, 2013 and 2012, we had open derivative contracts representing 19,927,000 and 2,134,000 barrels, respectively, of crude oil and refined petroleum products. Of these open contracts, contracts representing 9,292,000 and 900,000 barrels were designated as hedging instruments as of December 31, 2013 and 2012, respectively.

(2)
As of December 31, 2013 and 2012, $2.6 million and $2.7 million, respectively, of cash collateral has been netted with the derivatives with each counterparty. Included in these amounts is $2.0 million of cash collateral associated with our interest rate derivatives as of both December 31, 2013 and 2012.

Gains (losses) recognized associated with derivatives not designated as hedging instruments for the years ended December 31, 2013, 2012 and 2011 are as follows (in millions):

		Year Ended December 31,
Derivative Type	Income Statement Location	2013	2012	2011
OTC commodity swaps	Cost of goods sold	$(1.2)	$3.3	$(3.2)
Interest rate swaps	Interest expense	1.8	(0.5)	(4.2)
	Total	$0.6	$2.8	$(7.4)

Gains (losses) on our derivatives designated as cash flow hedging instruments or the years ended December 31, 2013, 2012 and 2011 are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
OTC commodity swaps:
Loss recognized in OCI (effective portion)	$(5.6)	$(4.0)	$(2.7)
Gain (loss) reclassified from accumulated OCI into cost of goods sold on closed positions (effective portion)	$0.7	$(1.1)	$(5.5)
Gain (loss) recognized in cost of goods sold related to ineffectiveness	$(2.5)	$(0.8)	$0.1
For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the years ended December 31, 2013, 2012 and 2011. For the year ended December 31, 2013, losses of $4.0 million, net of taxes, on cash flow hedges, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remain in accumulated other comprehensive income. We estimate that $3.6 million of these deferred losses as of December 31, 2013 will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the year ended December 31, 2013, there were gains of $3.5 million reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting. For the years ended December 31, 2012 and 2011, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting.
15. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Delek's deferred tax assets and liabilities, reported separately in the accompanying consolidated financial statements, as of December 31, 2013 and 2012 are as follows (in millions):

	December 31,
	2013	2012
Current Deferred Taxes:
Self-insurance accruals	$2.6	$2.3
Environmental reserves	0.3	0.4
Other accrued reserves	1.3	1.1
Contingent liabilities	0.1	0.1
UNICAP	2.7	2.8
Valuation allowance	(0.1)	(0.6)
Total current deferred tax assets	6.9	6.1

Non-Current Deferred Taxes:
Depreciation and amortization	(212.8)	(181.3)
Net operating loss carryforwards	6.0	5.7
Straight-line lease expense	1.9	1.8
Capital lease	(0.6)	(0.6)
ASC 718 stock compensation	4.9	4.2
ASC 815 derivatives	1.7	1.3
Partnership investment	(12.6)	(5.3)
ARO liability	1.3	1.4
Deferred revenues	(14.8)	(16.1)
Environmental reserves	3.7	4.1
Other accrued reserves	(0.5)	3.7
Tax credit carryforwards	—	—
State bonus depreciation	5.0	2.8
Contingent liabilities	—	—
Other	0.1	(0.1)
Valuation allowance	(3.3)	(4.8)
Total non-current deferred tax liabilities	(220.0)	(183.2)
Total net deferred tax liabilities	$(213.1)	$(177.1)

The total current deferred tax assets and liabilities, excluding the valuation allowance, were $7.3 million and $0.3 million as of December 31, 2013 and total current deferred tax assets were $6.7 million as of December 31, 2012. There were no current deferred tax liabilities as of December 31, 2012. The total non-current deferred tax assets and liabilities, respectively, excluding the valuation allowance, are $36.1 million and $252.8 million as of December 31, 2013 and $25.0 million and $203.4 million as of December 31, 2012.

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income from continuing operations is attributable to the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Provision for federal income taxes at statutory rate	$72.3	$149.7	$86.7
State income taxes, net of federal tax provision	2.6	11.4	4.5
Credits	(0.3)	—	(0.3)
Goodwill impairment	—	—	0.2
Valuation allowance	—	—	(24.1)
Removal of Lion Oil minority investment	—	—	24.1
Minority interest	(6.4)	(1.1)	—
Other items	2.7	(8.4)	(6.4)
Income tax expense	$70.9	$151.6	$84.7

Income tax expense from continuing operations is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Current	$32.0	$135.8	$38.9
Deferred	38.9	15.8	45.8
	$70.9	$151.6	$84.7

Deferred income tax expense above is reflective of the changes in deferred tax assets and liabilities during the current period.

During the year ended December 31, 2013 and 2012, we recorded decreases to the valuation allowance of $2.0 million and $1.0 million, respectively. We carry valuation allowances against certain state deferred tax assets and net operating losses that may not be recoverable with future taxable income. During the year ended December 31, 2013, we decreased the valuation allowance on some of our state deferred tax assets that we believe will more likely than not be realized based on the future reversal of our deferred tax liabilities. During the year ended December 31, 2012, the restructuring of our business as a result of the DKL Offering resulted in the net decrease to our valuation allowance.

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

State net operating loss carryforwards at December 31, 2013 totaled $164.5 million, the majority of which was subject to a valuation allowance and which include $24.0 million related to non-qualified stock option deductions. Delek has $0.8 million of state net operating losses that are set to expire between 2014 and 2015. Remaining net operating losses will begin expiring in 2016-2033. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders' equity.

Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years through 2009. The Internal Revenue Service has examined Delek's income tax returns through the tax year ending 2009. Lion Oil carried back the April 30, 2010 federal tax net operating loss to the April 30, 2006, April 30, 2007, and April 30, 2008 tax years, thus reopening those years for examination up to the amount of the refund claimed. The Internal Revenue Service is currently evaluating Lion Oil's April 30, 2010 carryback claim.

ASC 740 provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. ASC 740 requires the elimination of the income tax benefits associated with any income tax position where it is not "more likely than not" that the position would be sustained upon examination by the taxing authorities. During the years ending December 31, 2013 and 2012, respectively, a nominal amount and $0.1 million of unrecognized tax benefits were recorded, while $0.3 million and $0.2 million of unrecognized tax benefits were settled.

Increases and decreases to the beginning balance of unrecognized tax benefits during the year ended December 31, 2013 and 2012 were as follows:

	Federal Unrecognized Benefit	State Unrecognized Benefit	Total
As of December 31, 2011	$0.1	$0.6	$0.7
Net increase from current period tax positions	—	0.1	0.1
Decreases related to lapse of the applicable statute of limitations	—	(0.2)	(0.2)
As of December 31, 2012	0.1	0.5	0.6
Net increase from current period tax positions	—	—	—
Decreases related to lapse of the applicable statute of limitations	(0.1)	(0.2)	(0.3)
As of December 31, 2013	$—	$0.3	$0.3

The amount of the unrecognized benefit above that if recognized would change the effective tax rate is $0.3 million and $0.6 million as of December 31, 2013 and 2012, respectively.

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. A nominal amount of interest was recognized related to unrecognized tax benefits during the years ended December 31, 2013, 2012 and 2011.

Uncertain tax positions have been examined by Delek for any material changes in the next 12 months and none are expected.
16. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters.
Lion Oil was party to a lawsuit involving a claim brought by a crude oil vendor. This lawsuit was filed prior to the Lion Acquisition and alleged that Lion Oil breached certain of its obligations under five buy/sell agreements to exchange crude oil. The claims against the Lion Oil subsidiary under four of the agreements were dismissed after the Lion Acquisition and we settled the remaining disputed agreement in October 2013 for approximately $0.8 million. An amount was accrued related to the lawsuit as part of our acquisition of Lion Oil and, in the second quarter 2013, we reversed the majority of the accrual due to the dismissal of the claims under four of the agreements. In the year ended December 31, 2013 we recognized a gain of $6.5 million on the reversal, which is included in other income, net, in the accompanying condensed consolidated statements of income.
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
We carried a liability of approximately $10.2 million, as of December 31, 2013, primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for on-going remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of these facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the purchase. We expect approximately $0.7 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.1 million in other current assets and $0.6 million in other non-current assets in our condensed consolidated balance sheet as of December 31, 2013. Approximately $1.0 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of December 31, 2013, the amount accrued for such UST related remediation was less than $0.1 million.
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
In 2008, the El Dorado refinery signed a Consent Administrative Order ("CAO") that was in effect through 2009 with the State of Arkansas with regard to wastewater discharges. In conjunction with three other area dischargers, including the city of El Dorado Water Utilities, the El Dorado refinery applied for and was granted a National Pollutant Discharge Elimination System permit for a combined discharge to the Ouachita River. In connection with the CAO, the El Dorado refinery and the three other dischargers agreed to design, construct and jointly operate an approximately 20 mile wastewater pipeline to convey the treated, commingled waste water to the Ouachita River. The EPA was not a party to the Arkansas CAO and in late 2011 referred an enforcement action to the DOJ with regard to historical and on-going waste water discharges. On July 15, 2013, the El Dorado refinery and the EPA entered into a consent decree relating to these waste water discharges. The consent decree required payment of a $0.5 million penalty, completion of the Ouachita River pipeline and certain interim actions by August 31, 2013. All requirements of the consent decree have been completed and the consent decree was terminated in December 2013.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter of 2010 to partially reduce gasoline benzene levels. However, it is necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits have been acquired that we believe will be sufficient to cover our obligations through at least 2014, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of credits. A project to reduce gasoline benzene levels was completed at the El Dorado refinery in June 2011 and credits generated by the El Dorado refinery in the future can be used to partially meet the Tyler refinery's credit requirement.
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
Since the 2010 calendar year, EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Effective January 2011, the EPA began regulating GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration and Federal Operating Permit (Title V) programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies.
In mid-2012, the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants. In September 2012, the EPA finalized revisions to the NSPS for Petroleum Refineries (NSPS Subpart Ja) that primarily affects flares and process heaters. We believe our existing process heaters meet the applicable requirements and our refineries have not received any associated inquiries or requests for information and are not a party to any associated enforcement action at this time. Affected flares have three years to comply with the new standard, and it is likely the standard will impact the way some flares at our Tyler and El Dorado refineries are designed and/or operated. We are planning capital projects at our refineries related to flare compliance with NSPS Subpart Ja that will be implemented in 2014-2016. The EPA has also announced its intent to further regulate refinery air emissions, through additional NSPS and National Emission Standards for Hazardous Air Pollutants to be proposed in 2014, but currently there is insufficient information available to estimate the potential cost of compliance with these rules.
The Energy Independence and Security Act of 2007 ("EISA") increased the amounts of renewable fuel required to be blended into domestic transportation fuel supplies by the Energy Policy Act of 2005 to 32 billion gallons by 2022. The Renewable Fuel Standard - 2 rule finalized by the EPA in 2010 to implement EISA, requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 9.2% of combined gasoline and diesel volume in 2012, increasing to 9.6% in 2013 and escalating annually to approximately 18% by 2022. Because the mandate requires specified volumes of biofuels, if the demand for motor fuels decreases in future years even higher percentages of biofuels may be required. Alternatively, credits, called Renewable Identification Numbers ("RINs"), can be used instead of physically blending biofuels. The Tyler refinery began supplying a 10% ethanol gasoline blend (E-10) in January 2008 and 5% biodiesel blends in June 2011. The El Dorado refinery completed projects at the truck loading rack in June 2011 to make E-10 available and in July 2012 to make biodiesel blends available. In 2013, we internally generated, through our logistics, retail and refining segments, most of the RINs required to meet the obligations of our refineries, including a carryover of 2012 RINs, with a net surplus of biodiesel RINs that were available to be sold to purchase RINs in other categories. Our Lion Oil refinery in Arkansas has applied for a waiver from the 2013 RIN requirement based on disproportionate economic impact but such a waiver is not guaranteed and, if granted, will likely be a partial waiver.
The EPA has proposed slightly lower overall renewable fuel obligations for 2014 in recognition of blending issues associated with exceeding the 10% “blendwall” in gasoline; however, a final rule is not expected until at least mid-year and could require increased volumes compared with 2013. Although we will have few if any carry-over RINs from 2013 to 2014, if the proposed rule is finalized and a partial waiver for our El Dorado refinery is granted for 2013, it is likely we will obtain most of the RINs required for 2014 compliance through internal operations. If the lower volumes contemplated by the proposed rule are not finalized, resulting in higher required volumes than in 2013, it will likely be necessary for our refineries to purchased increased volumes of RINs in the market but it is not possible at this time to predict what those volumes may be.
In March 2013, the EPA proposed Tier 3 gasoline rules, which are expected to become final in 2014. The proposed Tier 3 rule requires a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm by January 1, 2017. The proposed rule requests comment on retaining the current maximum per-gallon sulfur content of 80 ppm, reducing the cap to 60 ppm or reducing it to 20 ppm. The proposed rule provides a three-year waiver period, to January 1, 2020, for small volume refineries that processed less than 75,000 bpd in 2011 or 2012. We believe that both of our refineries would qualify for this proposed waiver but there is no guarantee the proposed waiver provision will be included in the final rule. If and when the proposed rules apply to our refineries, we anticipate that the Tyler refinery will meet these new limits with only minor operational changes and that a minor capital project may be required for additional sulfur removal capacity at the El Dorado refinery.
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
On March 9, 2013, a release of crude oil was detected within a pumping facility at Delek Logistics' Magnolia Station located west of the El Dorado refinery. We estimate that approximately 5,900 barrels of crude oil were released, of which all but approximately 2,650 barrels were contained at the Magnolia Station. Much of the remaining released crude oil reached a nearby small creek. Cleanup operations were coordinated with the EPA and state authorities to restore the impacted area. Other than maintaining a boom on a portion of the creek as a precautionary measure, cleanup operations were concluded on April 2, 2013 and we believe we recovered over 99% of released crude oil with no long-term effects to the environment. However, there have been discussions with ADEQ regarding whether additional monitoring or remediation of soil may be necessary. Based on current information available to us, we do not believe the total costs associated with this event, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
On October 7, 2013, a release of crude oil was identified from a Delek Logistics gathering line near Macedonia, Arkansas. Approximately 40 barrels of crude oil were recovered from an adjacent small creek. Other than maintaining booms on a portion of the creek, cleanup operations for the creek were essentially concluded in November 2013; however, remediation of impacted soils along the pipeline remains to be completed. Based on current information available to us, we do not believe the total costs associated with this event, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
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
Letters of Credit
As of December 31, 2013, Delek had in place letters of credit totaling approximately $149.5 million with various financial institutions primarily securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment, and gasoline and diesel purchases for the logistics segment. No amounts were drawn by beneficiaries of these letters of credit at December 31, 2013.
Operating Leases
Delek leases land, buildings, equipment and corporate office space under agreements expiring at various dates through 2037 after considering available renewal options. Many of these leases contain renewal options and require Delek to pay executory costs (such as property taxes, maintenance, and insurance). Lease expense for all operating leases for the years ended December 31, 2013, 2012 and 2011 totaled $18.5 million, $16.7 million, and $17.3 million, respectively.

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2013 (in millions):

2014	$14.7
2015	12.1
2016	11.8
2017	10.6
2018	10.3
Thereafter	74.6
Total future minimum rentals	$134.1

17.  Employees

Workforce

A portion of our workforce in the refining segment is represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. As of December 31, 2013, 160 operations and maintenance hourly employees and 40 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement which expires on January 31, 2015. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires on March 1, 2015.  As of December 31, 2013, 202 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2014. None of our employees in our marketing or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

401(k) Plan

We sponsor a voluntary 401(k) Employee Retirement Savings Plan for eligible employees administered by Wells Fargo Bank, N.A. Employees must be at least 21 years of age and have 45 days of service to be eligible to participate in the plan. Employee contributions are matched on a fully-vested basis by us up to a maximum of 6% of eligible compensation. Eligibility for the company matching contribution begins on the first of the month following one year of employment. For the years ended December 31, 2013, 2012 and 2011, the 401(k) expense recognized was $3.9 million, $3.4 million, and $1.9 million, respectively.

18. Related Party Transactions
From the time of our initial public offering in May 2006 through March 20, 2013, Delek Group controlled more than 50% of our voting power. As a result, Delek Group and its controlling stockholder Mr. Itshak Sharon (Tshuva), could, without the consent of our other stockholders, control the election of our directors, influence our corporate and management policies and determine the outcome of any matter or corporate transaction submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. On March 20, 2013, Delek Group completed the sale of 9,000,000 shares of our outstanding common stock in a secondary offering and the sale of 1,000,000 shares to us. Further, Delek Group sold 2,000,000 and 1,500,000 shares of our common stock in June and August 2013, respectively. As of December 31, 2013, no representatives of Delek Group served on our Board of Directors, but Delek Group continued to beneficially own approximately 30.5% of our outstanding shares.  While Delek Group no longer controls more than 50% of our voting power and has no representation on our Board of Directors, Delek Group and its controlling stockholder, Mr. Itshak Sharon (Tshuva), may continue to influence the election of our directors, our corporate and management policies (including the declaration of dividends) and the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions, for so long as they control a significant percentage of our shares outstanding.

Delek Group Offering and Concurrent Stock Repurchase
On March 12, 2013, we announced that our Board of Directors had authorized a $75.0 million common stock repurchase program (the “2013 Repurchase Program”). On March 20, 2013, Delek Hungary Holding Limited Liability Company, a Hungarian limited liability company and indirect subsidiary of Delek Group ("Delek Hungary") completed the sale of 9,000,000 shares of our outstanding common stock in a secondary offering (the “Delek Group Offering”) at a price to the public of $39.50 per share. The price paid to Delek Hungary by the underwriters in the offering, net of underwriting discounts and commissions, was $37.92 per share, for total proceeds to Delek Hungary of approximately $341.3 million from the Delek Group Offering. Additionally, pursuant to the 2013 Repurchase Program, on March 12, 2013, we entered into a stock repurchase agreement with Delek Hungary to repurchase 1,000,000 shares of our common stock concurrently with the closing of the Delek Group Offering (the “Concurrent Stock Repurchase”), directly from Delek Hungary in a private, non-underwritten transaction at a price per share of $37.92, which was equal to the price paid by the underwriters to Delek Hungary for the shares in the Delek Group Offering. The total purchase price of the Concurrent Stock Repurchase was approximately $37.9 million, which was paid out of our available cash on hand at the closing of the Concurrent Stock Repurchase on March 20, 2013. The terms and conditions of the stock repurchase agreement and the Concurrent Stock Repurchase were reviewed, negotiated and approved by the Audit Committee of our Board of Directors, which is composed entirely of independent directors who are unaffiliated with Delek Group. The 2013 Repurchase Program expired on December 31, 2013. Aside from the Concurrent Stock Repurchase, no additional shares were repurchased under the 2013 Repurchase Program.
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
As of December 31, 2012, Delek was party to an amended and restated management and consulting agreement with Delek Group, pursuant to which key management personnel of Delek Group provided management and consulting services to Delek, including matters relating to long-term planning, operational issues and financing strategies. As compensation, the agreement provided for payment to Delek Group of $150 thousand per calendar quarter payable within 90 days of the end of each quarter and reimbursement for reasonable out-of-pocket costs and expenses incurred. Delek terminated the agreement effective December 5, 2013.

19.  Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2013 and 2012 is summarized below. The quarterly financial information summarized below has been prepared by Delek's management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Revised)(1)	(Revised)(1)	(Revised)(1)
Net sales	$2,259.9	$2,187.4	$2,321.8	$1,937.7
Operating income	$134.4	$77.8	$12.9	$12.6
Net income (loss)	$82.1	$51.0	$3.0	$(0.4)
Net income (loss) attributable to Delek	$77.5	$46.6	$(1.7)	$(4.7)
Basic earnings (loss) per share	$1.30	$0.79	$(0.03)	$(0.08)
Diluted earnings (loss) per share	$1.28	$0.78	$(0.03)	$(0.08)

	For the Three Month Periods Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
			(Revised)(2)
Net sales	$2,170.4	$2,134.2	$2,237.6	$2,184.5
Operating income	$85.0	$116.7	$156.4	$115.0
Net income	$46.2	$67.8	$94.5	$67.5
Net income attributable to Delek	$46.2	$67.8	$94.5	$64.3
Basic earnings per share	$0.79	$1.16	$1.60	$1.08
Diluted earnings per share	$0.79	$1.15	$1.57	$1.06

(1)
The net sales for the first, second and third quarter of 2013 have been revised due to an immaterial correction of an error related to certain buy/sell transactions that were originally recorded on a gross basis. These transactions were reclassified to be presented net within cost of goods sold. These reclassifications had no impact on operating income, net income or basic or diluted earnings per share amounts.

(2)
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

20. Subsequent Events
Dividend Declaration
On February 25, 2014, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on March 25, 2014, to stockholders of record on March 11, 2014.
Wells ABL

Effective January 16, 2014, Delek Refining entered into an amendment and restatement of the Wells ABL with a consortium of lenders including Wells Fargo Bank, National Association (“Wells”) as administrative agent. The Wells ABL is an amendment and restatement of the Borrower's former credit facility by and among the Borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent dated February 23, 2010, as amended.

The primary purpose of the Wells ABL is to support the working capital requirements of the Borrower’s petroleum refinery in Tyler, Texas. The Wells ABL consists of (i) a $600 million revolving loan (the “Wells Revolving Loan”), which includes a $55.0 million swing line loan sublimit and a $550.0 million letter of credit sublimit, (ii) a $70.0 million delayed single draw term loan (the “Wells Term Loan”) and (iii) an accordion feature which permits an increase in revolving credit borrowings of up to $875 million subject to additional lender commitments.

The Wells Revolving Loan is scheduled to mature in January 2019, extending the maturity date under the former credit facility from April 2015. Under the facility, Wells Revolving Loans (including swing line loans and letters of credit) are to be provided subject to availability requirements which are determined under a borrowing base as such terms are defined under the Wells ABL.

Delek Refining may borrow the Wells Term Loan upon satisfaction of certain conditions at any time prior to June 1, 2014. Delek Refining has the option to terminate early the Wells Term Loan commitments at any time prior to May 1, 2014, or allow the Wells Term Loan commitments to expire if undrawn on June 1, 2014. If drawn, the Wells Term Loan is subject to repayment in level principal installments, with a final balloon payment due on December 31, 2016.

At Delek Refining’s election, borrowings under the Wells Revolving Loan bear interest at either (i) a rate per annum equal to the highest of (a) the Wells’ prime rate, (b) one month LIBOR plus 1.0% and (c) 0.5% in excess of the federal funds effective rate (the “Base Rate”), or (ii) the one-, two- or three-month LIBOR, as selected by the Delek Refining, plus an applicable margin. The applicable margin for the Wells Revolving Loan depends on Delek Refining's borrowing base availability and varies from 1.00% to 1.50% for Base Rate loans and 2.00% to 2.50% for LIBOR loans. The Wells Term Loan, when and if drawn, bears interest at the rate of one-month LIBOR plus an applicable margin or Base Rate plus an applicable margin.

Under the terms of the Wells ABL, the lenders were granted a perfected, first priority security interest in all of Delek Refining’s accounts receivable, general intangibles, letter of credit rights, deposit accounts, investment property, inventory, equipment and all products and proceeds thereof. The security interest in equipment will be fully released upon the first to occur of (i) Delek Refining terminating the Wells Term Loan commitments prior to drawing, (ii) Delek Refining allowing the Wells Term Loan commitments to expire undrawn and (iii) Delek Refining’s repayment in full of all borrowings under the Wells Term Loan if the Wells Term Loan is drawn. Delek is a guarantor of Delek Refining’s obligations under the Wells ABL, with Delek’s guaranty being limited to $15 million.
Pinnacle Biodiesel Acquisition

On January 2, 2014, we purchased a biodiesel plant in Crossett, Arkansas (the "Crossett Facility") from Pinnacle Biofuels, Inc. for approximately $11.1 million. The Crossett Facility has a production capacity of approximately 10.0 million gallons per year. The Crossett Facility produced biodiesel exclusively for Delek under a tolling agreement prior to this acquisition.
El Dorado Terminal and Tankage Transfer

On February 10, 2014, a subsidiary of Delek Logistics completed the El Dorado Acquisition, whereby it purchased certain storage tanks and the products terminal located at the El Dorado refinery from Lion Oil for $95.9 million in cash. The storage tanks have approximately 2.5 million barrels of aggregate shell capacity and consist of 158 tanks and ancillary assets, including piping and pumps. The products terminal operated at an approximate average throughput of12,500 barrels per day during the nine months ended September 30, 2013, and has an estimated capacity of 26,700 barrels per day.

The El Dorado Acquisition is considered a transfer of a business between entities under common control. As such, the assets acquired and liabilities assumed were transferred to Delek Logistics at historical basis instead of fair value.

SCHEDULE I

Delek US Holdings, Inc.
Parent Company Only
Condensed Balance Sheets

	December 31,
	2013	2012
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$184.3	$161.7
Accounts receivable	0.8	—
Interest receivable from subsidiaries	—	2.6
Income tax receivable from subsidiaries	44.7	27.0
Other current assets	16.5	2.4
Total current assets	246.3	193.7
Property, plant and equipment:
Property, plant and equipment	23.5	15.5
Less: accumulated depreciation	(4.7)	(1.3)
Property, plant and equipment, net	18.8	14.2
Notes receivable from related parties	72.7	45.0
Investment in subsidiaries	799.3	905.0
Deferred tax asset	0.2	5.1
Other non-current assets	0.5	0.5
Total assets	$1,137.8	$1,163.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6.4	$8.0
Accounts payable to subsidiaries	64.7	75.9
Current portion of long-term debt and capital lease obligations	18.3	17.2
Accrued expenses and other current liabilities	7.9	9.6
Total current liabilities	97.3	110.7
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	—	24.2
Notes payable to subsidiaries	105.5	128.6
Other non-current liabilities	—	0.7
Total non-current liabilities	105.5	153.5
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 60,229,107 shares and 59,619,548 shares issued and outstanding at December 31, 2013 and 2012, respectively	0.6	0.6
Additional paid-in capital	384.5	366.9
Accumulated other comprehensive income	(4.0)	0.4
Treasury stock, 1,000,000 shares, at cost	(37.9)	—
Retained earnings	591.8	531.4
Total shareholders’ equity	935.0	899.3
Total liabilities and shareholders’ equity	$1,137.8	$1,163.5

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-12 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Statements of Operations

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net sales	$—	$—	$—
Operating costs and expenses:
Cost of goods sold	8.8	(2.1)	(1.5)
General and administrative expenses	40.8	31.1	28.9
Depreciation and amortization	3.4	0.9	0.1
Total operating costs and expenses	53.0	29.9	27.5
Operating loss	(53.0)	(29.9)	(27.5)
Interest expense	1.8	5.1	7.2
Net interest expense from related parties	2.8	2.8	3.4
Earnings from investment in subsidiaries	(156.5)	(289.6)	(171.6)
(Gain) loss on investment in Lion Oil	—	—	(12.9)
Total non-operating income, net	(151.9)	(281.7)	(173.9)
Income before income taxes	98.9	251.8	146.4
Income tax benefit	(18.8)	(21.0)	(11.9)
Net income	$117.7	$272.8	$158.3

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-12 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net income (loss) attributable to Delek	$117.7	$272.8	$158.3
Other comprehensive income:
Net (loss) gain on derivative instruments, net of tax (benefit) expense of $(2.6), $(0.7) and $0.9 for the years ended December 31, 2013, 2012 and 2011, respectively, and net of ineffectiveness of $2.2, $(0.8) and $0.1 for the years ended December 31, 2013, 2012 and 2011, respectively.	(3.9)	(1.4)	1.8
Comprehensive income (loss)	$113.8	$271.4	$160.1

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-12 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cash flows from operating activities:
Net income (loss)	$117.7	$272.8	$158.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3.4	0.9	0.1
Amortization of deferred financing costs	0.4	0.3	1.5
Deferred income taxes	12.5	5.1	1.7
(Gain) loss on investment in Lion Oil	—	—	(12.9)
Equity-based compensation expense	6.5	3.8	0.7
Income tax benefit of equity-based compensation	(4.7)	(8.2)	(0.2)
(Income) loss from subsidiaries	(156.5)	(289.6)	(171.6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(0.8)	0.5	(0.5)
Inventories and other current assets	(31.3)	(15.8)	(9.7)
Receivables and payables from related parties	(8.6)	16.6	(8.9)
Accounts payable and other current liabilities	(10.6)	10.4	5.2
Non-current assets and liabilities, net	(1.1)	0.6	(0.1)
Net cash used in operating activities	(73.1)	(2.6)	(36.4)
Cash flows from investing activities:
Business combinations	(5.1)	—	(31.0)
Purchase of non-controlling interest in subsidiaries	—	—	(13.0)
Purchase of property, plant and equipment	(8.0)	(9.4)	(3.9)
Investment in subsidiaries	(46.4)	(23.5)	(14.7)
Dividends from subsidiaries	317.2	83.1	110.7
Distributions from subsidiaries	—	50.0	—
Net repayments of notes receivable from subsidiaries	(27.7)	—	25.9
Net cash provided by investing activities	230.0	100.2	74.0
Cash flows from financing activities:
Proceeds from revolver	12.0	8.5	—
Payments on revolver	(6.0)	(4.5)	—
Proceeds from note payable to related party	—	—	40.0
Repayment of note payable to related party	—	(66.5)	(17.5)
Proceeds from notes payable to subsidiaries	—	136.0	13.6
Repayment of note payable to subsidiaries	(23.1)	(21.0)	—
Repayments of other debt instruments	(29.1)	(30.4)	(7.2)
Proceeds from exercise of stock options	7.4	6.7	2.6
Taxes paid due to the net settlement of equity-based compensation	(5.0)	(8.2)	—
Income tax benefit of equity-based compensation	4.7	8.2	0.2
Repurchase of common stock	(37.9)	—	—
Dividends paid	(57.3)	(35.5)	(19.5)
Deferred financing costs paid	—	(0.4)	(1.6)
Net cash (used in) provided by financing activities	(134.3)	(7.1)	10.6
Net increase in cash and cash equivalents	22.6	90.5	48.2
Cash and cash equivalents at the beginning of the period	161.7	71.2	23.0
Cash and cash equivalents at the end of the period	$184.3	$161.7	$71.2

Non-cash investing activity:
Note receivable from subsidiary	$—	$—	$45.0
Forgiveness of note receivable from subsidiary	$—	$—	$—

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-12 of this
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

By: /s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 3, 2014:

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

/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

*By: /s/ Assaf Ginzburg
Assaf Ginzburg
Individually and as Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.		Description
2.1	^
Stock Purchase Agreement, dated March 17, 2011, by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on May 4, 2011).

2.2	^
First Amendment, dated April 29, 2011, to Stock Purchase Agreement, dated March 17, 2011, by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on May 4, 2011).

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

3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on August 8, 2013).
3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 20, 2013).
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).
4.2
Registration Rights Agreement, dated April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.1	* §	Employment Agreement, dated November 1, 2013, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin.
10.1(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 9, 2013).
10.1(b)	* §	Subscription Agreement, dated December 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin.
10.2	*
Employment Agreement, dated August 7, 2012, by and between Delek US Holdings, Inc. and Donald N. Holmes (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 8, 2012).

10.3	*
Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.4
Second Amended and Restated Credit Agreement, dated December 10, 2009, between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.5(k) to the Company's Form 10-K filed on March 12, 2010).

10.4(a)
First Amendment, dated December 23, 2010, to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on December 29, 2010).

10.4(b)
Second Amendment, dated March 30, 2012, to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 4, 2012).

10.5
Asset-backed revolving Credit Agreement, dated February 23, 2010, by and between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on February 25, 2010).

10.5(a)
First Amendment, dated April 29, 2011, to asset-backed revolving Credit Agreement dated February 23, 2010 between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 5, 2011).

10.5(b)	‡
Amendment No. 2 and Consent, dated July 16, 2013, to asset-backed revolving Credit Agreement dated February 23, 2010 between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q/A filed on December 17, 2013).

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

10.7
Tyler Throughput and Tankage Agreement, dated July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 1, 2013).

10.8
Amended and Restated Omnibus Agreement, dated July 26, 2013, by and among Delek US Holdings, Inc., Delek Refining, Ltd., Delek Marketing & Supply, LP, Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 1, 2013).

10.9
Amended and Restated Credit Agreement, dated July 9, 2013, by and among Delek Logistics Partners, LP, Delek Logistics Operating, LLC, Delek Marketing GP, LLC, Delek Marketing & Supply, LP, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, SALA Gathering Systems, LLC, and Paline Pipeline Company, LLC and Fifth Third Bank, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 12, 2013).

10.10
Pipelines and Tankage Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on November 14, 2012).

10.11
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on November 14, 2012).

10.12	*	Employment Agreement, dated July 1, 2011, by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 9, 2011).
10.12(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Assaf Ginzburg (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 9, 2013).
10.13	*
Employment Agreement, dated as of November 1, 2011, by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed on March 14, 2012).

10.13(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Frederec Green (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on May 9, 2013).
10.14
Stock Repurchase Agreement, dated March 12, 2013, between Delek US Holdings, Inc. and Delek Hungary Holding Limited Liability Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 18, 2013).

10.15	*	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K filed on March 14, 2012).
10.15(a)	*
Separation of Employment / General Release, dated January 18, 2013, by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.15(a) to the Company's Form 10-K filed on March 12, 2013).

10.16	*
Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Harry P. (Pete) Daily (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed on March 14, 2012).

10.17	*	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Kent B. Thomas (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed on March 14, 2012).

10.18	† §	Amended and Restated Master Supply and Offtake Agreement, dated December 23, 2013, by and among J. Aron & Company, Lion Oil Company, and Lion Oil Trading & Transportation, LLC.
10.19
Amended and Restated Financing Agreement, dated December 18, 2013, among Lion Oil Company as borrower, certain subsidiaries of Lion Oil Company named therein as guarantors, Bank Hapoalim B.M. as collateral agent and lender, and Israel Discount Bank of New York as lender (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 20, 2013).

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
101
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

_______________

*    Management contract or compensatory plan or arrangement.

§    Filed herewith.

^
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

†	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to
Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the United States Securities and Exchange Commission.