Form 10-Q
period 2014-03-31
Delek US Holdings, Inc.
filed 2014-05-08
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
At May 5, 2014, there were 60,350,444 shares of common stock, $0.01 par value, outstanding.

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(In millions, except share and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$392.9	$400.0
Accounts receivable	297.1	250.5
Inventory	589.3	672.3
Other current assets	76.7	87.7
Total current assets	1,356.0	1,410.5
Property, plant and equipment:
Property, plant and equipment	1,807.7	1,683.7
Less: accumulated depreciation	(428.2)	(405.2)
Property, plant and equipment, net	1,379.5	1,278.5
Goodwill	72.7	72.7
Other intangibles, net	13.0	13.3
Other non-current assets	114.8	59.4
Total assets	$2,936.0	$2,834.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$564.2	$602.0
Current portion of long-term debt and capital lease obligations	36.0	33.7
Obligation under Supply and Offtake Agreement	337.8	331.0
Accrued expenses and other current liabilities	123.8	114.1
Total current liabilities	1,061.8	1,080.8
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	454.0	376.6
Environmental liabilities, net of current portion	8.9	9.2
Asset retirement obligations	8.6	8.5
Deferred tax liabilities	226.5	220.0
Other non-current liabilities	19.2	18.9
Total non-current liabilities	717.2	633.2
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 60,309,289 shares and 60,229,107 shares issued at March 31, 2014 and December 31, 2013, respectively	0.6	0.6
Additional paid-in capital	384.6	384.5
Accumulated other comprehensive income	11.7	(4.0)
Treasury stock, 1,000,000 shares, at cost	(37.9)	(37.9)
Retained earnings	610.6	591.8
Non-controlling interest in subsidiaries	187.4	185.4
Total stockholders’ equity	1,157.0	1,120.4
Total liabilities and stockholders’ equity	$2,936.0	$2,834.4
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In millions, except share and per share data)
Net sales	$1,865.7	$2,259.9
Operating costs and expenses:
Cost of goods sold	1,640.4	1,972.2
Operating expenses	98.5	98.7
General and administrative expenses	34.5	32.6
Depreciation and amortization	24.6	22.0
Total operating costs and expenses	1,798.0	2,125.5
Operating income	67.7	134.4
Interest expense	9.6	9.2
Interest income	(0.4)	(0.1)
Other income, net	(0.1)	—
Total non-operating expenses, net	9.1	9.1
Income from continuing operations before income taxes	58.6	125.3
Income tax expense	19.3	43.2
Net income	39.3	82.1
Net income attributed to non-controlling interest	5.6	4.6
Net income attributable to Delek	$33.7	$77.5
Basic earnings per share	$0.57	$1.30
Diluted earnings per share	$0.56	$1.28
Weighted average common shares outstanding:
Basic	59,248,855	59,571,744
Diluted	59,878,013	60,645,717
Dividends declared per common share outstanding	$0.25	$0.20
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net income attributable to Delek	$33.7	$77.5
Other comprehensive income:
Net gain (loss) on derivative instruments, net of tax (expense) benefit of $(9.0) million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, and net of ineffectiveness of $3.1 million and zero for the three months ended March 31, 2014 and 2013, respectively.	15.7	(0.4)
Comprehensive income attributable to Delek	$49.4	$77.1

See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:	(In millions, except per share data)
Net income	$39.3	$82.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.6	22.0
Amortization of deferred financing costs	1.3	1.4
Accretion of asset retirement obligations	0.1	0.2
Amortization of unfavorable contract liability	(0.7)	—
Deferred income taxes	2.6	6.4
Equity-based compensation expense	3.1	2.0
Income tax benefit of equity-based compensation	(0.5)	(2.6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(46.6)	(73.2)
Inventories and other current assets	89.5	(19.8)
Accounts payable and other current liabilities	(3.4)	105.0
Obligation under Supply and Offtake Agreement, net	6.8	(36.4)
Non-current assets and liabilities, net	(52.4)	(5.6)
Net cash provided by operating activities	63.7	81.5
Cash flows from investing activities:
Business combinations	(11.1)	(6.6)
Purchases of property, plant and equipment	(114.3)	(28.0)
Net cash used in investing activities	(125.4)	(34.6)
Cash flows from financing activities:
Proceeds from long-term revolvers	421.9	82.2
Payments on long-term revolvers	(342.7)	(88.7)
Proceeds from term debt	2.7	3.5
Payments on term debt and capital lease obligations	(2.2)	(8.5)
Proceeds from exercise of stock options	0.1	0.5
Taxes paid due to the net settlement of equity-based compensation	(3.3)	(1.2)
Income tax benefit of equity-based compensation	0.5	2.6
Repurchase of common stock	—	(37.9)
Distribution to non-controlling interest	(3.9)	(2.0)
Dividends paid	(14.9)	(5.9)
Deferred financing costs paid	(3.6)	(0.3)
Net cash provided by (used in) financing activities	54.6	(55.7)
Net decrease in cash and cash equivalents	(7.1)	(8.8)
Cash and cash equivalents at the beginning of the period	400.0	601.7
Cash and cash equivalents at the end of the period	$392.9	$592.9
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.3 million and $0.1 million in the 2014 and 2013 periods, respectively.	$8.4	$7.7
Income taxes	$7.1	$1.0

See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. is the sole shareholder or owner of membership interests of Delek Refining, Inc. ("Refining"), Delek Finance, Inc., Delek Marketing & Supply, LLC ("Marketing"), Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, Inc., Delek Logistics Services Company, MAPCO Express, Inc. ("MAPCO Express"), MAPCO Fleet, Inc., NTI Investments, LLC, GDK Bearpaw, LLC, Delek Helena, LLC, Commerce Way Insurance Company, Inc. and Delek Land Holdings, LLC. Unless otherwise indicated or the context requires otherwise, the terms "we," "our," "us," "Delek" and "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries.
Our condensed consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics"), a variable interest entity. Because our consolidated subsidiary, Delek Logistics GP, LLC ("Logistics GP"), is the general partner of Delek Logistics, we have the ability to direct the activities of Delek Logistics that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are Delek Logistics' primary customer. Delek Logistics does not derive an amount of gross margin material to us from third parties. However, in the event that Delek Logistics incurs a loss, our operating results will reflect Delek Logistics' loss, net of intercompany eliminations, to the extent of our ownership interest in Delek Logistics.
Delek is listed on the New York Stock Exchange under the symbol "DK". As of March 31, 2014, approximately 25.4% of our outstanding shares of common stock were beneficially owned by Delek Group Ltd. ("Delek Group") located in Natanya, Israel. As a result, Delek Group and its controlling stockholder, Mr. Itshak Sharon (Tshuva), may influence the election of our directors, our corporate and management policies (including the declaration of dividends) and the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions, for so long as they control a significant percentage of our voting power.
The condensed consolidated financial statements include the accounts of Delek and its consolidated subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 3, 2014 ("Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K.
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
New Accounting Pronouncements
On January 1, 2014 we adopted guidance issued by the Financial Accounting Standards Board regarding "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" to eliminate diversity in practice. This guidance requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The adoption of this guidance did not materially affect our business, financial position or results of operations.

2. Delek Logistics Partners, LP
On November 7, 2012, Delek Logistics, then a wholly owned indirect subsidiary of Delek, closed its initial public offering (the "DKL Offering") of 9,200,000 common units. Headquartered in Brentwood, Tennessee, Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with the DKL Offering and included certain assets formerly owned or used by our subsidiaries, including Marketing, Lion Oil and Paline Pipeline Company, LLC ("Paline"). A substantial majority of Delek Logistics' assets are currently integral to Delek’s refining and marketing operations.
In July 2013, Delek Logistics completed the acquisition of a terminal, storage tanks and related assets adjacent to our refinery in Tyler, Texas (the "Tyler refinery") from one of our subsidiaries (the "Tyler Acquisition"). The cash paid for the assets acquired was approximately $94.8 million, financed with a combination of proceeds from the amended Delek Logistics revolving credit agreement and cash on hand.

In February 2014, a subsidiary of Delek Logistics completed the acquisition of certain storage tanks and the products terminal located at our refinery in El Dorado, Arkansas (the "El Dorado refinery") from Lion Oil (the "El Dorado Acquisition"). The cash paid for the assets acquired was approximately $95.9 million, financed with borrowings under the amended and restated Delek Logistics revolving credit agreement. The storage tanks have approximately 2.5 million barrels of aggregate shell capacity and consist of 158 tanks and ancillary assets, including piping and pumps.

The Tyler Acquisition and the El Dorado Acquisition are both considered a transfer of a business between entities under common control. As such, the assets acquired and liabilities assumed were transferred to Delek Logistics at historical basis instead of fair value.
As of March 31, 2014, we owned a 60.0% limited partner interest in Delek Logistics, a 96.6% interest in Logistics GP, which owns the 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek's partnership interest in Delek Logistics includes 2,799,258 common units, 11,999,258 subordinated units and 492,893 general partner units.
We have agreements with Delek Logistics that, among other things, establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.

With the exception of affiliate balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, as presented below, are included in the consolidated balance sheets of Delek.

	March 31, 2014	December 31, 2013(1)

	(In millions)
	(Unaudited)
ASSETS
Cash and cash equivalents	$4.1	$0.9
Accounts receivable	31.5	29.0
Accounts receivable from related parties	0.7	—
Inventory	14.0	17.5
Other current assets	0.2	0.3
Net property, plant and equipment	223.6	225.8
Goodwill	10.5	10.5
Intangible assets, net	12.0	12.3
Other non-current assets	4.7	5.0
Total assets	$301.3	$301.3
LIABILITIES AND EQUITY
Accounts payable	$24.6	$26.0
Accounts payable to related parties	—	1.5
Accrued expenses and other current liabilities	11.2	12.2
Revolving credit facility	260.5	164.8
Asset retirement obligations	3.1	3.1
Deferred tax liabilities	0.3	0.3
Other non-current liabilities	5.7	6.2
Equity	(4.1)	87.2
Total liabilities and equity	$301.3	$301.3

(1)These amounts have been restated to reflect the assets and liabilities acquired in the El Dorado Acquisition.

3. Acquisitions
Crossett Biodiesel Facility Acquisition

On January 2, 2014, we purchased a biodiesel plant in Crossett, Arkansas (the "Crossett Facility") from Pinnacle Biofuels, Inc. for approximately $11.1 million, which has been preliminarily allocated to property, plant and equipment.  The property, plant and equipment valuation is subject to change during the purchase price allocation period. The Crossett Facility has a production capacity of approximately 10.0 million gallons per year. The Crossett Facility produced biodiesel exclusively for Delek under a tolling agreement prior to this acquisition.
4. Inventory
Refinery inventory consists of crude oil, in-process, refined products and blendstocks which are stated at the lower of cost or market. Cost of inventory for the Tyler refinery is determined under the last-in, first-out ("LIFO") valuation method. Cost of crude oil, in-process, refined product and feedstock inventories in excess of market value is charged to cost of goods sold. Cost of inventory for the operations of Lion Oil is determined on a first-in, first-out ("FIFO") basis.
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

Carrying value of inventories consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Refinery raw materials and supplies	$277.3	$250.9
Refinery work in process	67.9	58.6
Refinery finished goods	187.3	299.2
Retail fuel	16.1	19.2
Retail merchandise	26.7	26.9
Logistics refined products	14.0	17.5
Total inventories	$589.3	$672.3
At March 31, 2014 and December 31, 2013, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $47.5 million and $51.5 million, respectively.
Permanent Liquidations
During the three months ended March 31, 2014, we incurred a permanent reduction in a LIFO layer resulting in a liquidation gain in our refinery inventory of $4.1 million. These liquidations were recognized as a component of cost of goods sold in the three months ended March 31, 2014.
During the three months ended March 31, 2013, we incurred a permanent reduction in a LIFO layer resulting in a liquidation loss in our refinery finished goods inventory of a nominal amount. These liquidations were recognized as a component of cost of goods sold in the three months ended March 31, 2013.
5. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Master Supply and Offtake Agreement (the "Supply and Offtake Agreement") with J. Aron & Company ("J. Aron"). Throughout the term of the Supply and Offtake Agreement, which was amended on December 23, 2013 to expire on April 30, 2017, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 barrels per day ("bpd") of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable related to this settlement of $10.0 million and $18.2 million as of March 31, 2014 and December 31, 2013, respectively, which is included in other current assets on the condensed consolidated balance sheet. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third-parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. While title of the inventories will reside with J. Aron, this arrangement will be accounted for as a financing. Delek incurred fees of $2.4 million and $2.1 million during the three month periods ended March 31, 2014 and 2013, respectively, which are included as a component of interest expense in the condensed consolidated statements of income.
Upon the expiration of the Supply and Offtake Agreement on April 30, 2017 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At March 31, 2014, Delek had 3.6 million barrels of inventory consigned for J. Aron and we have recorded liabilities associated with this consigned inventory of $339.5 million in the condensed consolidated balance sheet.
Each month, J. Aron sets target inventory levels for each product subject to pre-agreed minimum and maximum inventory levels for each product group. At March 31, 2014 and December 31, 2013, we recorded a current receivable (payable) of $1.7 million and $(4.6) million, respectively, for forward commitments related to the month end actual consignment inventory levels differing from the month end consignment inventory target levels and the associated pricing with these inventory level differences. This amount is included with the consigned inventory liability and reflected in the Obligation under the Supply and Offtake Agreement in the condensed consolidated balance sheets.

6. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	March 31, 2014	December 31, 2013
MAPCO Revolver	$51.0	$67.5
DKL Revolver	260.5	164.8
Reliant Bank Revolver	10.0	10.0
Promissory notes	78.0	77.4
Term Loan Facility	90.0	90.0
Capital lease obligations	0.5	0.6
	490.0	410.3
Less: Current portion of long-term debt, notes payable and capital lease obligations	36.0	33.7
	$454.0	$376.6
MAPCO Revolver
On December 23, 2010, our subsidiary, MAPCO Express, executed a $200.0 million revolving credit facility ("MAPCO Revolver") that includes (i) a $200.0 million revolving credit limit; (ii) a $10.0 million swing line loan sub-limit; (iii) a $50.0 million letter of credit sub-limit; and (iv) an accordion feature which permits an increase in borrowings of up to $275.0 million, subject to additional lender commitments. The MAPCO Revolver extended and increased the $108.0 million revolver and terminated the $165.0 million term loan outstanding under our Second Amended and Restated Credit Agreement among MAPCO Express, Fifth Third Bank as Administrative Agent and the lenders party thereto, as amended. As of March 31, 2014, we had $51.0 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $2.6 million. Borrowings under the MAPCO Revolver are secured by substantially all the assets of MAPCO Express and its subsidiaries. The MAPCO Revolver will mature on December 23, 2015. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or London Interbank Offered Rate ("LIBOR") rate loans. At March 31, 2014, the weighted average borrowing rate was approximately 3.7%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2014, this fee was 0.50% per year. Amounts available under the MAPCO Revolver, as of March 31, 2014, were approximately $146.4 million. The MAPCO Revolver was subsequently refinanced on May 6, 2014. See Note 15 for further information.
Wells ABL
We have an asset-based loan revolving credit facility ("Wells ABL") that consists of (i) a $600 million revolving loan (the "Wells Revolving Loan"), which includes a $55.0 million swing line loan sub-limit and a $550.0 million letter of credit sublimit, (ii) a $70.0 million delayed single draw term loan (the "Wells Term Loan") and (iii) an accordion feature which permits an increase in revolving credit commitments of up to $875.0 million subject to additional lender commitments. The Wells Revolving Loan matures on January 16, 2019 and the Wells Term Loan expires if undrawn on June 1, 2014. If drawn, the Wells Term Loan is subject to repayment in level principal installments of approximately $5.8 million per quarter beginning December 31, 2014, with a final balloon payment due on December 31, 2016. As of March 31, 2014, we had letters of credit issued under the facility totaling approximately $154.3 million and no amounts outstanding under the Wells ABL. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the facility bear interest based on predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At March 31, 2014, the weighted average borrowing rate was approximately 4.50%. Additionally, the Wells ABL requires us to pay a quarterly credit utilization fee. As of March 31, 2014, this fee was approximately 0.38% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, as of March 31, 2014, was $199.5 million.
DKL Revolver
Delek Logistics has a $400.0 million Senior Secured Revolving Credit Agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders (the "DKL Revolver"). Delek Logistics and each of its existing subsidiaries are borrowers under the DKL Revolver. The DKL Revolver contains a dual currency borrowing tranche that permits draw downs in U.S. or Canadian dollars and an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $450.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of March 31, 2014, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on November 7, 2017. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR rate, or a Canadian Dealer Offered Rate ("CDOR") rate plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At March 31, 2014, the weighted average borrowing rate was approximately 2.7%. Additionally, the DKL Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2014, this fee was 0.40% per year. As of March 31, 2014, Delek Logistics had $260.5 million of outstanding borrowings under the DKL Revolver, as well as letters of credit issued of $13.5 million. Amounts available under the DKL Revolver, as of March 31, 2014, were approximately $126.0 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank ("Reliant Bank Revolver") that provides for unsecured loans of up to $10.0 million. As of March 31, 2014, we had $10.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2014, and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of March 31, 2014, the weighted average borrowing rate was 5.25%. As of March 31, 2014, we had no undrawn amounts available under the Reliant Bank Revolver.
Promissory Notes
In 2011, Delek began construction on new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate notes for each BTS project with Standard Insurance Company (collectively, the "Notes") varying in size from $1.0 million to $2.2 million. The Notes bear interest at fixed rates, ranging from 5.00% to 6.4% per annum. Each of the Notes is secured by the land or leasehold interest, as applicable, and the building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, payments of principal on each respective Note are due over a ten-year term calculated using a 25-year amortization schedule. If any Note is not paid in full after the initial ten-year period, we may continue to make monthly payments under the Note, however the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first 20-year period. The final maturity dates of the Notes range from June 1, 2036 to November 1, 2039. As of March 31, 2014, we had amounts drawn under 29 Notes related to these BTS projects, for a total amount of approximately $31.7 million outstanding under the Notes.
On April 29, 2011, Delek entered into a $50.0 million promissory note ("Ergon Note") with Ergon, Inc. ("Ergon") in connection with the closing of our acquisition of Lion Oil. As of March 31, 2014, $40.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note ("Ergon Paline Note") with Ergon Terminaling, Inc. ("Ergon Terminaling") in connection with the closing of the acquisition of all of the membership interests of Paline from Ergon Terminaling. The Ergon Paline Note was subsequently assigned by Ergon Terminaling to Ergon. As of March 31, 2014, $6.3 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately $2.1 million each commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at a fixed rate equal to 6.00% per annum.

Term Loan Facility
Delek has a $90.0 million term loan credit facility ("Term Loan Facility") with Israeli Discount Bank of New York and Bank Hapoalim B.M as the lenders. As of March 31, 2014, $90.0 million was outstanding under the Term Loan Facility. The Term Loan Facility requires Delek to make quarterly amortization payments of $4.5 million each commencing on December 31, 2014. The Term Loan Facility matures on December 18, 2018, and is secured by (i) all assets of Lion Oil (excluding inventory and accounts receivable), (ii) all of our shares in Lion Oil, and (iii) a first priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Interest on the unpaid balance of the Term Loan Facility is computed at a rate per annum equal to the LIBOR Rate or the Reference Rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.5% per annum. As of March 31, 2014, the weighted average borrowing rate was 5.50%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, DKL Revolver, Reliant Bank Revolver and Term Loan Facility we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with a fixed charge coverage ratio financial covenant under the Wells ABL during the three months ended March 31, 2014, we may be required to comply with this covenant at times when the borrowing base excess availability is less than certain thresholds, as defined in the Wells ABL. We believe we were in compliance with all covenant requirements under each of our credit facilities as of March 31, 2014.
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
Interest-Rate Derivative Instruments
Delek entered into interest rate swap and cap agreements for a total notional amount of $205.0 million. These agreements are intended to economically hedge floating interest rate risk related to our current debt. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging (ASC 815), the fair value of the derivatives is recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in 2015 and 2016. The estimated mark-to-market liability associated with our interest rate derivatives, as of March 31, 2014 and December 31, 2013, was $2.4 million and $2.7 million, respectively.
In accordance with ASC 815, we recorded non-cash income representing the change in estimated fair value of the interest rate swap and cap agreements of $0.3 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to apply that treatment for future transactions.
7. Income Taxes
At March 31, 2014, Delek had unrecognized tax benefits of $0.3 million which, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount was recognized related to unrecognized tax benefits during both the three months ended March 31, 2014 and 2013.

8. Shareholders' Equity

Changes to equity during the three months ended March 31, 2014 are presented below (in millions):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2013	$935.0	$185.4	$1,120.4
Net income	33.7	5.6	39.3
Unrealized gain on cash flow hedges, net of deferred income tax expense of $9.0 million	15.7	—	15.7
Common stock dividends ($0.25 per share)	(14.9)	—	(14.9)
Distribution to non-controlling interest	—	(3.9)	(3.9)
Equity-based compensation expense	2.8	0.3	3.1
Income tax benefit of equity-based compensation expense	0.5	—	0.5
Taxes paid due to the net settlement of equity-based compensation	(3.3)	—	(3.3)
Exercise of equity-based awards	0.1	—	0.1
Balance at March 31, 2014	$969.6	$187.4	$1,157.0

Dividends

During the three months ended March 31, 2014, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Payment Date
February 25, 2014	$0.15	March 11, 2014	March 25, 2014
March 13, 2014	$0.10	April 3, 2014	April 24, 2014

Stock Repurchase Program

On March 13, 2014, we announced that our Board of Directors had authorized a $50.0 million common stock repurchase program (the "2014 Repurchase Program"). The repurchases are intended to be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend upon prevailing market prices, general economic and market conditions and other considerations. The 2014 Repurchase Program does not obligate us to acquire any particular amount of stock and the authorization under the 2014 Repurchase Program will expire on December 31, 2014. No shares of common stock were purchased under the 2014 Repurchase Program during the three months ended March 31, 2014.

9. Equity Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
Compensation expense for equity-based awards amounted to $2.6 million ($1.7 million, net of taxes) and $2.0 million ($1.3 million, net of taxes) for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of March 31, 2014, there was $23.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.4 years.
We issued 80,182 and 214,756 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three months ended March 31, 2014 and 2013, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. These withheld shares totaled 58,152 and 158,632 shares during the three months ended March 31, 2014 and 2013, respectively.
Delek Logistics, GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for these awards was $0.4 million ($0.3 million, net of taxes) for both the three months ended March 31, 2014 and 2013. As of March 31, 2014, there was $5.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.7 years.
Granting of GP Interest
On March 10, 2013, we granted membership interests in Logistics GP, the general partner of Delek Logistics, to certain executives, including Ezra Uzi Yemin, our Chairman, President and Chief Executive Officer. These interests consisted of a total 1.4% membership interest in Logistics GP and vested on June 10, 2013. On December 10, 2013, we granted Mr. Yemin an additional 4.0% membership interest in Logistics GP, half of which vested immediately. Subject to Mr. Yemin's continued employment with Delek, 0.50% will vest on June 10, 2014 and 0.25% will vest every six months thereafter through June 10, 2017. Total compensation expense recognized for these grants amounted to $0.1 million ($0.1 million, net of taxes) for the three months ended March 31, 2014. As of March 31, 2014, there was $0.7 million of total unrecognized compensation cost related to non-vested GP membership interests, which is expected to be recognized over a weighted-average period of 2.5 years.
10. Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding	59,248,855	59,571,744
Dilutive effect of equity instruments	629,158	1,073,973
Weighted average common shares outstanding, assuming dilution	59,878,013	60,645,717
Outstanding common share equivalents totaling 1,226,200 and 564,700 were excluded from the diluted earnings per share calculation for the three months ended March 31, 2014 and 2013, respectively, as these common share equivalents did not have a dilutive effect under the treasury stock method.

11. Segment Data
We report our operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
In conjunction with the Tyler Acquisition and the El Dorado Acquisition, we reclassified certain operating segments. The results of the operation of the assets associated with these acquisitions were previously reported as part of our refining segment and are now reported in our logistics segment. The historical results of the operation of these assets have been reclassified to conform to the current presentation.
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
The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through both our own and third-party product terminals and pipelines. The refining segment has a combined nameplate capacity of 140,000 bpd, comprised of 60,000 bpd at the Tyler refinery and 80,000 bpd at the El Dorado refinery.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of March 31, 2014, we had 361 stores in total, consisting of 196 located in Tennessee, 90 in Alabama, 49 in Georgia, 12 in Arkansas, 8 in Virginia, 3 in Kentucky and 3 in Mississippi. The retail fuel and convenience stores operate under our MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 67 dealer locations as of March 31, 2014. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining business has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $3.6 million and $3.0 million during the three months ended March 31, 2014 and 2013, respectively. Additionally, the refining segment pays crude transportation and storage fees to the logistics segment for the utilization of certain crude pipeline assets. These fees were $20.9 million and $11.9 million during the three months ended March 31, 2014 and 2013, respectively. The refining segment sold finished product and services to the retail and logistics segments in the amount of $107.2 million and $54.5 million, during the three months ended March 31, 2014 and 2013, respectively. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended March 31, 2014
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,255.6	$431.6	$178.2	$0.3	$1,865.7
Intercompany fees and sales	107.2	—	25.3	(132.5)	—
Operating costs and expenses:
Cost of goods sold	1,232.2	393.5	172.2	(157.5)	1,640.4
Operating expenses	58.0	32.2	9.3	(1.0)	98.5
Segment contribution margin	$72.6	$5.9	$22.0	$26.3	126.8
General and administrative expenses					34.5
Depreciation and amortization					24.6
Operating income					$67.7
Total assets	$1,977.5	$449.7	$301.3	$207.5	$2,936.0
Capital spending (excluding business combinations)	$103.2	$6.6	$1.0	$3.5	$114.3

	Three Months Ended March 31, 2013
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,615.0	$448.8	$196.0	$0.1	$2,259.9
Intercompany fees and sales	54.5	—	14.9	(69.4)	—
Operating costs and expenses:
Cost of goods sold	1,436.3	409.3	187.9	(61.3)	1,972.2
Operating expenses	58.5	31.6	9.1	(0.5)	98.7
Segment contribution margin	$174.7	$7.9	$13.9	$(7.5)	189.0
General and administrative expenses					32.6
Depreciation and amortization					22.0
Operating income					$134.4
Capital spending (excluding business combinations)	$12.9	$5.4	$3.7	$6.0	$28.0

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three months ended March 31, 2014 are as follows (in millions):

	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$1,006.7	$486.9	$266.2	$47.9	$1,807.7
Less: Accumulated depreciation	(204.8)	(175.1)	(42.6)	(5.7)	(428.2)
Property, plant and equipment, net	$801.9	$311.8	$223.6	$42.2	$1,379.5
Depreciation expense for the three months ended March 31, 2014	$12.9	$7.1	$3.2	$1.1	$24.3
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
Over the Counter ("OTC") commodity swaps, physical commodity purchase and sale contracts and interest rate swaps and caps are generally valued using industry-standard models that consider various assumptions, including quoted forward prices for interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued using quotations provided by brokers based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2014 and December 31, 2013, was as follows (in millions):

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$67.6	$—	$67.6
Interest rate derivatives	—	0.1	—	0.1
Total assets	—	67.7	—	67.7
Liabilities
Commodity derivatives	—	(20.7)	—	(20.7)
Interest rate derivatives	—	(2.5)	—	(2.5)
Total liabilities	—	(23.2)	—	(23.2)
Net assets	$—	$44.5	$—	$44.5

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$23.9	$—	$23.9
Interest rate derivatives	—	0.1	—	0.1
Total assets	—	24.0	—	24.0
Liabilities
Commodity derivatives	—	(24.9)	—	(24.9)
Interest rate derivatives	—	(2.8)	—	(2.8)
Total liabilities	—	(27.7)	—	(27.7)
Net liabilities	$—	$(3.7)	$—	$(3.7)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, and where the legal right of offset exists. As of March 31, 2014 and December 31, 2013, $2.7 million and $2.6 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the derivative positions with each counterparty.

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
We primarily utilize OTC commodity swaps, generally with maturity dates of two years or less, and interest rate swap and cap agreements to achieve these objectives. OTC commodity swap contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Interest rate swap and cap agreements economically hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate. We do not believe there is any material credit risk with respect to the counterparties to these contracts.
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

The following table presents the fair value of our derivative instruments, as of March 31, 2014 and December 31, 2013. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets (in millions):

		March 31, 2014		December 31, 2013
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$47.5	$(16.7)	$4.4	$(3.5)
OTC commodity swaps(1)	Other current liabilities	—	—	15.0	(8.5)
Interest rate derivatives	Other long term assets	0.1	—	0.1	—
Interest rate derivatives	Other long term liabilities	—	(2.5)	—	(2.8)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	20.1	(4.0)	—	—
OTC commodity swaps(1)	Other current liabilities	—	—	4.5	(12.9)
Total gross fair value of derivatives		67.7	(23.2)	24.0	(27.7)
Less: Counterparty netting and cash collateral(2)		20.0	(22.7)	22.6	(25.2)
Total net fair value of derivatives		47.7	(0.5)	1.4	(2.5)

(1)
As of March 31, 2014 and December 31, 2013, we had open derivative contracts representing 32,865,750 barrels and 19,927,000 barrels, respectively, of crude oil and refined petroleum products. Of these open contracts, contracts representing 14,460,000 and 9,292,000 barrels were designated as hedging instruments as of March 31, 2014 and December 31, 2013, respectively.

(2)
As of March 31, 2014 and December 31, 2013, $2.7 million and $2.6 million, respectively, of cash collateral has been netted with the derivative positions with each counterparty. Included in these amounts is $2.0 million of cash collateral associated with our interest rate derivatives as of both March 31, 2014 and December 31, 2013.

Gains (losses) recognized associated with derivatives not designated as hedging instruments for the three months ended March 31, 2014 and 2013 are as follows (in millions):

		Three Months Ended March 31,
Derivative Type	Income Statement Location	2014	2013
OTC commodity swaps	Cost of goods sold	$27.8	$(4.0)
Interest rate derivatives	Interest expense	0.3	0.4
	Total	$28.1	$(3.6)
Gains on our derivatives designated as cash flow hedging instruments for the three months ended March 31, 2014 and 2013 are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
OTC commodity swaps:
Gain recognized in OCI (effective portion)	$29.5	$—
Gain reclassified from accumulated OCI into cost of goods sold on closed positions (effective portion)	$1.7	$0.6
Gain recognized in cost of goods sold related to ineffectiveness	$3.1	$—
For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013, gains (losses) of $11.7 million and $(4.0) million, respectively, on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. Gains of $1.1 million and $0.4, net of tax, were reclassified into cost of sales during the three months ended March 31, 2014 and 2013, respectively. We estimate that $14.3 million of these deferred gains will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the three months ended March 31, 2014 and 2013, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting.
14. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters.
We experienced a security breach by third-party hackers that may have compromised the payment card information of certain of our retail segment customers. The incident involved payment card payments for transactions at certain retail locations between March 19-25, 2013, April 14-15, 2013 and April 20-21, 2013 and several lawsuits have been brought against us as a result of this incident. Although we are unable to definitively determine the extent of any potential losses related to this breach, we do not believe that this incident will have a material adverse effect on our business, financial position or results of operations.
Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
Self-insurance
Delek is self-insured for workers’ compensation claims up to $1.0 million on a per accident basis. We self-insure for general liability claims, inclusive of sudden and accidental pollution claims, up to $4.0 million on a per occurrence basis. We self-insure for auto liability up to $4.0 million on a per accident basis.
We have umbrella liability insurance available to each of our segments in an amount determined reasonable by management.
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines may be subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act ("ICA") or by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate entities. We also comply with the reporting requirements for these pipelines. Other of our pipelines have received a waiver from FERC's tariff requirements but will comply with other applicable regulatory requirements.
FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce (collectively referred to as "petroleum pipelines"), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. Under the ICA, shippers may challenge new or existing rates or services. FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months.
While FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas and Louisiana.
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
As of March 31, 2014, we carried a liability of approximately $9.9 million, primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of these facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the purchase. We expect approximately $0.6 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.1 million in other current assets and $0.5 million in other non-current assets in our condensed consolidated balance sheet as of March 31, 2014. Approximately $1.0 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of March 31, 2014, the amount accrued for such UST-related remediation was less than $0.1 million.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter of 2010 to partially reduce gasoline benzene levels. However, it is necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits have been acquired that we believe will be sufficient to cover our obligations through at least 2015, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of such credits. For example, project to reduce gasoline benzene levels was completed at the El Dorado refinery in June 2011.
Various legislative and regulatory measures to address climate change and greenhouse gas ("GHG") emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as mobile transportation sources. We are not aware of any state or regional initiatives for controlling existing GHG emissions that would affect our refineries. Although it is not possible to predict the requirements of any GHG legislation that ultimately may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. The EPA also has indicated that it intends to regulate refinery GHG emissions from new and existing sources through a New Source Performance Standard ("NSPS"), although there is no firm proposal or date for such regulation.
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
The Energy Independence and Security Act of 2007 ("EISA") increased the amounts of renewable fuel required to be blended into domestic transportation fuel supplies by the Energy Policy Act of 2005 to 32 billion gallons by 2022. The Renewable Fuel Standard - 2 (RFS-2) rule finalized by the EPA in 2010 to implement EISA, requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 9.2% of combined gasoline and diesel volume in 2012, increasing to 9.6% in 2013 and escalating annually to approximately 18% by 2022. Because the mandate requires specified volumes of biofuels, if the demand for motor fuels decreases in future years even higher percentages of biofuels may be required. Alternatively, credits called Renewable Identification Numbers ("RINs") can be used instead of physically blending biofuels. The Tyler refinery began supplying a 10% ethanol gasoline blend (E-10) in January 2008 and 5% biodiesel blends in June 2011. The El Dorado refinery completed projects at the truck loading rack in June 2011 to make E-10 available and in July 2012 to make biodiesel blends available. In 2013, we internally generated, through our logistics, retail and refining segments, most of the RINs required to meet the obligations of our refineries, including a carryover of 2012 RINs, with a net surplus of biodiesel RINs that were available to be sold to purchase RINs in other categories.
The EPA has proposed slightly lower overall renewable fuel obligations for 2014 in recognition of blending issues associated with exceeding the 10% "blendwall" in gasoline; however, a final rule is not expected until at least mid-year and could require increased volumes compared with 2013. Although we will have few if any carry-over RINs from 2013 to 2014, if the proposed rule is finalized, it is likely we will obtain most of the RINs required for 2014 compliance through internal operations. If the lower volumes contemplated by the proposed rule are not finalized, resulting in higher required volumes than in 2013, it will likely be necessary for our refineries to purchase RINs in the market but it is not possible at this time to predict what those volumes may be.
In March 2013, the EPA proposed Tier 3 gasoline rules, which were finalized in March 2014. As proposed, the final Tier 3 rule requires a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm and retains the current maximum per-gallon sulfur content of 80 ppm. Larger refineries must comply with the 10 ppm sulfur standard by January 1, 2017 but the final rule provides a three-year waiver period, to January 1, 2020, for small volume refineries that processed less than 75,000 bpd in 2011 or 2012. Both our Tyler and Lion Oil refineries meet this waiver provision and will have an additional three years to comply. We anticipate that the Tyler refinery will meet these new limits when they become effective with only minor operational changes and that a minor capital project may be required for additional sulfur removal capacity at the El Dorado refinery.
The EPA requested information pertaining to the November 2008 explosion and fire at the Tyler refinery and conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards. In late 2011, the EPA referred an enforcement action to the DOJ and we are in discussions with the EPA and the DOJ regarding what, if any, penalties and/or interim actions may be necessary. Any penalties and injunctive relief required to settle the matter are not expected to be material.
On March 9, 2013, a release of crude oil was detected within a pumping facility at Delek Logistics' Magnolia Station located west of the El Dorado refinery. We estimate that approximately 5,900 barrels of crude oil were released, of which all but approximately 2,650 barrels were contained at the Magnolia Station. Much of the remaining released crude oil reached a nearby small creek. Cleanup operations were coordinated with the EPA and state authorities to restore the impacted area. Other than maintaining a boom on a portion of the creek as a precautionary measure, cleanup operations were concluded on April 2, 2013 and we believe we recovered over 99% of released crude oil with no material long-term effects to the environment. However, there have been discussions with ADEQ regarding whether additional monitoring or remediation of soil may be necessary. Subsequent to the release at Magnolia Station, additional crude oil releases have been identified including, without limitation, releases near Macedonia, Arkansas in October 2013 and Haynesville, Louisiana in April 2014. See Note 15 for further information regarding the release in Haynesville, Louisiana. Based on current information available to us, we do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.

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
Letters of Credit
As of March 31, 2014, Delek had in place letters of credit totaling approximately $172.3 million with various financial institutions securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment and gasoline and diesel purchases for the logistics segment. No amounts were drawn by beneficiaries of these letters of credit at March 31, 2014.
15. Subsequent Events
Dividend Declaration
On May 6, 2014, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on June 17, 2014 to shareholders of record on May 27, 2014.
Haynesville Spill

On April 25, 2014, a release of an estimated 300 to 400 barrels of crude oil occurred from a Delek Logistics gathering line near Haynesville, Louisiana. Some of the oil flowed into a section of a nearby dry ravine, but no significant environmental or public impacts have been identified. Emergency cleanup operations were coordinated with Louisiana and federal officials and concluded on May 7, 2014. Site maintenance, and remediation, if determined to be necessary, may continue for several months or longer. Based on current information available to us, we do not believe the total costs associated with this event, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.

MAPCO Refinancing

On May 6, 2014, MAPCO Express refinanced its MAPCO Revolver by entering into a Third Amended and Restated Credit Agreement with Fifth Third Bank as Administrative Agent and a syndicate of lenders (the “Successor MAPCO Revolver”). The Successor MAPCO Revolver amends and restates the principal terms and conditions of the MAPCO Revolver to, among other things, extend the maturity date of the MAPCO Revolver to May 6, 2019, modify certain financial and non-financial covenants, and effect certain changes to the interest rate pricing grid and fees. The Successor MAPCO Revolver includes (i) a $160.0 million revolving credit facility, which includes a $10.0 million sub-limit for swing line loans and a $40.0 million sublimit for letters of credit and (ii) an accordion feature that permits an increase in such revolving credit facility by up to $50.0 million, subject to additional lender commitments. Borrowings under the Successor MAPCO Revolver are secured by (i) substantially all the assets of MAPCO Express and its subsidiaries, subject to certain exemptions and limitations, (ii) all of Delek’s shares in MAPCO Express and (iii) a limited guaranty provided by Delek of up to $50.0 million in obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 3, 2014. Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. Unless the context otherwise requires, references to "Delek," "the Company," and "we," "our," or "us," and like terms refer to Delek US Holdings, Inc. and its consolidated subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products;

•	reliability of our operating assets;

•	unanticipated increases in the cost or scope of, or significant delays in the completion of, our capital improvement and turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•
operating hazards including, without limitation, refinery accidents, pipeline spills, tank failures, trucking accidents and train derailments, that are inherent in transporting, storing and processing crude oil and intermediate and finished petroleum products;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	our ability to execute our strategy of growth through acquisitions and to avoid or mitigate transactional risks in acquisitions;

•	diminishment of value in long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly those conditions affecting levels of spending relating to travel and tourism or affecting the southeastern United States;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments; and

•	other factors discussed under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and in our other filings with the SEC.
In light of these risks, uncertainties and assumptions, our actual results of operations and execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements, and you should not place undue reliance upon them. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any such events do occur, what impact they will have on our results of operations and financial condition.
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
Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) refining, (2) logistics, and (3) retail. Our refining segment operates independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude distillation capacity of 140,000 barrels per day ("bpd"). Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for both our refining segment and third parties. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 361 company-operated retail fuel and convenience stores located in Tennessee, Alabama, Georgia, Arkansas, Virginia, Kentucky and Mississippi.
We currently own a 60.0% limited partner interest in Delek Logistics Partners, LP ("Delek Logistics") and a 96.6% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the income distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us and included certain assets formerly owned, or used by certain of our subsidiaries. In July 2013, Delek Logistics completed the acquisition of a terminal, storage tanks and related assets adjacent to the Tyler refinery from one of our other subsidiaries (the "Tyler Acquisition"); and, in February 2014, a subsidiary of Delek Logistics completed the acquisition from Lion Oil Company ("Lion Oil") of certain storage tanks and the products terminal located at the El Dorado refinery (the "El Dorado Acquisition"). A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations.
In conjunction with the Tyler Acquisition and the El Dorado Acquisition, we reclassified certain operating segments. The results of the operation of the assets associated with these acquisitions were previously reported as part of our refining segment and are now reported in our logistics segment. The historical results of the operation of these assets have been reclassified to conform to the current presentation.
Our profitability in the refining segment is substantially determined by the spread between the prices of refined products we sell from our refineries and the prices of crude oil we acquire to produce them, referred to as the "refining margin." The cost to acquire crude oil and the prices of refined petroleum products we ultimately sell depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline, asphalt and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions (such as hurricanes or tornadoes), local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include the cost of crude, our primary feedstock, operating costs, particularly the cost of natural gas used for fuel and the cost of electricity, seasonal factors, utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while increases in the cost of crude oil are often reflected in the prices of light refined products, the value of heavier products, such as asphalt, coke, carbon black oil, and liquefied petroleum gas ("LPG"), are typically less likely to move in parallel with crude cost. This may cause additional pressure on our realized margin.
For our Tyler refinery, we compare our per barrel refining margin to a well established industry metric: the U.S. Gulf Coast 5-3-2 crack spread ("Gulf Coast crack spread"). The Gulf Coast crack spread is used as a benchmark against which to measure a refining margin and represents the approximate gross margin resulting from processing one barrel of crude oil into three-fifths of a barrel of gasoline and two-fifths of a barrel of high sulfur diesel. We calculate the Gulf Coast crack spread using the market value of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the first month futures price of light sweet crude oil on the New York Mercantile Exchange ("NYMEX"). U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline is a grade of gasoline commonly marketed as Regular Unleaded at retail locations. U.S. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra low sulfur diesel) are priced. The NYMEX is the commodities trading exchange where contracts for the future delivery of petroleum products are bought and sold.
As of the date of this Quarterly Report on Form 10-Q, we do not believe a reliable benchmark exists for the El Dorado refinery due to fluctuations in the quantities and varieties of crude oil processed and products manufactured at the El Dorado refinery and because asphalt products do not typically trade in line with other refined products. As a result, past results may not be reflective of future performance.
The cost to acquire the refined fuel products we sell to our wholesale customers in our logistics segment and to retail customers at our convenience stores in our retail segment depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Our retail merchandise sales are driven by convenience, customer service, competitive pricing and branding. Motor fuel margin is sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon basis. Our motor fuel margins are impacted by local supply, demand, weather, competitor pricing and product brand.
As part of our overall business strategy, we regularly evaluate opportunities to expand and complement our business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.
Recent Developments

El Dorado Refinery Turnaround
During January and February 2014, we completed a scheduled turnaround and certain other discretionary capital projects at the El Dorado refinery. The refinery was restored to full operational status during the first quarter of 2014. While turnaround work was underway, customer demand was met by a combination of refined product inventory on-hand and from refined products transferred from the Tyler refinery. During the turnaround, the pre-flash tower project to increase light crude capability by 10,000 bpd was completed. Also, the fluid catalytic cracking reactor was replaced. These projects are expected to improve operating efficiencies and crude flexibility at the El Dorado refinery, and should allow it to achieve crude throughput of 80,000 bpd using a light crude slate or medium-sour crude slate depending on refined product and crude oil pricing, while producing an asphalt yield of 10 percent or less.

El Dorado Terminal and Tankage Transfer
In February 2014, a subsidiary of Delek Logistics completed the El Dorado Acquisition, whereby it purchased certain storage tanks and the products terminal located at the El Dorado refinery from Lion Oil for approximately $95.9 million in cash. The storage tanks have approximately 2.5 million barrels of aggregate shell capacity and consist of 158 tanks and ancillary assets, including piping and pumps.
The El Dorado Acquisition is considered a transfer of a business between entities under common control. As such, the assets acquired and liabilities assumed were transferred to Delek Logistics at historical basis instead of fair value.

Crossett Biodiesel Facility Acquisition

On January 2, 2014, we purchased a biodiesel plant in Crossett, Arkansas (the "Crossett Facility") from Pinnacle Biofuels, Inc. for approximately $11.1 million. The Crossett Facility has a production capacity of approximately 10.0 million gallons per year. The Crossett Facility produced biodiesel exclusively for Delek under a tolling agreement prior to this acquisition.
Return to Shareholders
Dividends
On March 13, 2014, our Board of Directors authorized a special dividend of $0.10 per share, which was paid on April 24, 2014 to shareholders of record on April 3, 2014. This special dividend was in addition to the regular dividend of $0.15 per share, declared on February 25, 2014 and paid on March 25, 2014 to shareholders of record on March 11, 2014. On May 6, 2014, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on June 17, 2014 to shareholders of record on May 27, 2014.
Stock Repurchase Program

On March 13, 2014, we announced that our Board of Directors had authorized a $50.0 million common stock repurchase program (the "2014 Repurchase Program"). The repurchases are intended to be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend upon prevailing market prices, general economic and market conditions and other considerations. The 2014 Repurchase Program does not obligate us to acquire any particular amount of stock, and the authorization under the 2014 Repurchase Program will expire on December 31, 2014. No shares of common stock were purchased under the 2014 Repurchase Program during the three months ended March 31, 2014.
Economic Overview
Consolidated net income for the first quarter of 2014 was $33.7 million, or $0.56 per diluted share, compared to net income of $77.5 million, or $1.28 per diluted share, in the same period last year. The first quarter of 2014 results were negatively impacted by decreased margins in the refining segment relative to the prior period, primarily due to unfavorable market conditions, including a 4.44% increase in WTI crude oil, coupled with a 6.43% and 5.18% decline in the U.S. Gulf Coast price of gasoline and Ultra-Low Sulfur Diesel ("ULSD"), respectively. These market conditions caused a decline in the benchmark Gulf Coast crack spread to $15.01 per barrel in the first quarter of 2014 compared to $26.68 per barrel during first quarter 2013. Also, during the first quarter of 2014, the El Dorado refinery completed its scheduled turnaround, which reduced total throughput in the first quarter of 2014 as compared to the first quarter of 2013.
Corporate & Other
The corporate and other segment contribution margin increased $33.8 million, to $26.3 million in the first quarter of 2014, compared to a loss of $7.5 million in the first quarter of 2013. This increase is primarily the result of our hedging strategy, as we locked in long-term feedstock prices in order to mitigate market volatility.
Refining Segment
Refining segment contribution margin decreased to $72.6 million in the first quarter of 2014, versus $174.7 million in the first quarter of 2013. In the first quarter of 2014 and 2013, the refining segment operated at a combined average utilization rate of 68.4% and 83.2%, respectively, and produced a combined 91.8% and 85.8% light products, respectively. The lower utilization rate is primarily attributable to the scheduled turnaround of the El Dorado refinery, which shut down the refinery for approximately half of the first quarter of 2014. Total throughputs at the El Dorado refinery were 44,841 bpd in the first quarter of 2014 compared to 68,080 bpd in the first quarter of 2013. The refining segment contribution margin was negatively impacted by lower throughputs due to the turnaround, as well the market conditions that resulted in a decline in the benchmark Gulf Coast crack spread, which averaged $15.01 per barrel in the first quarter of 2014, compared to $26.68 per barrel during the first quarter of 2013.
The Tyler refinery produced approximately 97.3% light products, including petrochemicals, LPG and Natural Gas Liquids ("NGLs"), in the first quarter of 2014 and 97.0% in the first quarter of 2013. The Tyler refinery's refining margin was $14.80 per barrel sold in the first quarter of 2014, compared to $25.26 per barrel sold in the first quarter of 2013. The decrease in refining margin per barrel was primarily attributable to the decline in the Gulf Coast crack spread, combined with a narrowing of the West Texas Intermediate ("WTI") Midland crude oil discount relative to WTI Cushing crude oil, to $3.54 per barrel in the first quarter of 2014 from $7.80 per barrel in the first quarter of 2013. Sales volumes at the Tyler refinery increased 12.8% in the first quarter of 2014 as compared to the same period in 2013 as a result of running the refinery at peak capacity in order to supply product to the El Dorado refinery to meet customer demand during the turnaround.
In the first quarter of 2014 and 2013, the El Dorado refinery operated at an average utilization rate of 46.8% and 79.9%, respectively. El Dorado's low utilization rate in the first quarter of 2014 was due to a scheduled turnaround that was completed during the period. The completion of the turnaround at the El Dorado refinery improved light crude capability. The El Dorado refinery produced 91.8% and 85.8% light products, petrochemicals, LPG and NGLs, in the first quarters of 2014 and 2013, respectively. The El Dorado refining margin was $7.34 per barrel sold during the first quarter of 2014, compared to $14.41 per barrel sold during the first quarter of 2013, due to the less favorable market conditions discussed above. Sales volumes at the El Dorado refinery decreased 22.9% in the first quarter of 2014 as compared to the same period in 2013, due to decreased production as a result of the downtime associated with the turnaround.
Logistics Segment
Logistics segment contribution margin increased to $22.0 million in the first quarter of 2014, versus $13.9 million in the first quarter of 2013, primarily due to increased pipeline and transportation revenues associated with the Tyler Acquisition and El Dorado Acquisition. These increased revenues were partially offset by a 3.4% decline in west Texas sales volumes, to 15,999 bpd in the first quarter of 2014, versus 16,555 bpd in the prior-year period.
Retail Segment
Retail segment contribution margin decreased to $5.9 million in the first quarter of 2014, versus $7.9 million in the first quarter of 2013. The decline in retail segment contribution margin was attributable to a decline in retail fuel margins, to $0.124 per gallon in the first quarter of 2014, versus $0.145 in the prior-year period. Further contributing to the decline in retail segment contribution margin was a decline in merchandise margins, to 28.4% in the first quarter of 2014, versus 29.3% in the first quarter of 2013. Fuel margins declined due to a drop in retail prices that were not fully offset by a decline in the wholesale cost of fuel. The decrease in merchandise margins was primarily due to the optimization of our retail cigarette pricing strategy that began in April 2013.
At the conclusion of the first quarter of 2014, the retail segment operated 361 locations, versus 373 locations in the prior-year period, as we continued our divestiture of under-performing properties in favor of newer, large-format locations. In the first quarter of 2014, we completed the construction of three new large-format retail stores. We expect to open an additional seven to nine large-format stores in the remainder of 2014.
Market Trends
Our results of operations are significantly affected by the cost of the commodities that we purchase, process, produce and sell. Sudden change in petroleum-based commodity prices is our primary source of market risk. Historically, our profitability has been affected by the volatility of commodity prices, including crude oil and refined products.
We continue to experience volatility in the energy markets. The price of WTI crude oil ranged from a high of $104.92 per barrel to a low of $91.66 per barrel during the first three months of 2014 and averaged $98.60 and $94.41 per barrel in the first three months of 2014 and 2013, respectively. The Gulf Coast crack spread ranged from a high of $19.80 per barrel to a low of $10.21 per barrel during the first three months of 2014 and averaged $15.01 per barrel during the first three months of 2014, compared to an average of $26.68 in the first quarter of 2013.
As in prior periods during the past two fiscal years, our Tyler and El Dorado refineries both continued during the first three months of 2014 to be advantaged relative to certain of our competitors through having access to discounted WTI and WTI-linked crude feedstocks.  However, as new pipelines and rail capabilities have increased access to crude oil supplies in the mid-continent region, we have experienced a decline in the crude oil price differentials. The price of WTI crude oil held an average discount of $9.30 per barrel when compared to Brent crude oil during the first quarter of 2014, compared to a discount of $18.24 per barrel in the comparable period of 2013. The WTI Midland crude oil discount to WTI Cushing crude oil averaged $3.54 per barrel in the first quarter of 2014, compared to an average of $7.80 in the first quarter of 2013. As these price differentials decrease, so does our competitive advantage inherent in our access WTI-linked crude oils.
Environmental regulations continue to affect our margins in the form of the increasing cost of Renewable Identification Numbers ("RINs"). On a consolidated basis, we work to balance our RIN obligations in order to minimize the effect of RINs on our results. While we generate RINs in all three operating segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs can adversely affect our results of operations. The cost of ethanol RINs has fluctuated from an average of $0.41 in the first quarter of

2013, to an average of $0.45 in the first quarter of 2014. The cost of biodiesel RINs fluctuated from an average of $0.97 in the first quarter of 2013, to an average of $0.85 in the first quarter of 2014.
As part of our overall business strategy, management determines the cost to store crude oil, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude oil or other intermediate feedstocks based on various factors, including the crude pricing market in the U.S. Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude oil vendors, and any other factors which may impact the costs of crude oil. During the first three months of 2014, refined product inventories decreased as compared to the end of 2013, due to a build-up of refined product inventory in the fourth quarter of 2013 in anticipation of the El Dorado refinery shutdown for the turnaround completed in the first quarter of 2014. This product inventory on-hand, in addition to products transferred from the Tyler refinery, was used to meet customer demand during the shutdown for the turnaround.
Seasonality
Demand for gasoline, convenience merchandise and asphalt products is generally lower during the winter months due to seasonal decreases in motor vehicle traffic and road and home construction. Additionally, varying vapor pressure requirements between the summer and winter months tighten summer gasoline supply. As a result, our operating results are generally lower during the first and fourth quarters of the year.
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2014, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the year ended December 31, 2013, we believe our critical accounting policies include the following: (i) determining our inventory using the last-in, first out valuation method, (ii) evaluating impairment for property, plant and equipment and definite life intangibles, (iii) valuing goodwill and potential impairment, and (iv) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Summary Financial and Other Information
The following table provides summary financial data for Delek:

	Three Months Ended
Statement of Operations Data	March 31,
	2014	2013
	(In millions, except share and per share data)
Net sales:
Refining	$1,362.8	$1,669.5
Logistics	203.5	210.9
Retail	431.6	448.8
Other	(132.2)	(69.3)
Total	1,865.7	2,259.9
Operating costs and expenses:
Cost of goods sold	1,640.4	1,972.2
Operating expenses	98.5	98.7
General and administrative expenses	34.5	32.6
Depreciation and amortization	24.6	22.0
Total operating costs and expenses	1,798.0	2,125.5
Operating income	67.7	134.4
Interest expense	9.6	9.2
Interest income	(0.4)	(0.1)
Other income, net	(0.1)	—
Total non-operating expenses	9.1	9.1
Income before taxes	58.6	125.3
Income tax expense	19.3	43.2
Net income	39.3	82.1
Net income attributed to non-controlling interest	5.6	4.6
Net income attributable to Delek	$33.7	$77.5
Basic (loss) earnings per share	$0.57	$1.30
Diluted (loss) earnings per share	$0.56	$1.28
Weighted average common shares outstanding:
Basic	59,248,855	59,571,744
Diluted	59,878,013	60,645,717

	Three Months Ended March 31,
	2014	2013
Cash Flow Data:
Cash flows provided by operating activities	$63.7	$81.5
Cash flows used in investing activities	(125.4)	(34.6)
Cash flows provided by (used in) financing activities	54.6	(55.7)
Net decrease in cash and cash equivalents	$(7.1)	$(8.8)

	Three Months Ended March 31, 2014
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,255.6	$431.6	$178.2	$0.3	$1,865.7
Intercompany fees and sales	107.2	—	25.3	(132.5)	—
Operating costs and expenses:
Cost of goods sold	1,232.2	393.5	172.2	(157.5)	1,640.4
Operating expenses	58.0	32.2	9.3	(1.0)	98.5
Segment contribution margin	$72.6	$5.9	$22.0	$26.3	126.8
General and administrative expenses					34.5
Depreciation and amortization					24.6
Operating income					$67.7
Total assets	$1,977.5	$449.7	$301.3	$207.5	$2,936.0
Capital spending (excluding business combinations)	$103.2	$6.6	$1.0	$3.5	$114.3

	Three Months Ended March 31, 2013
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,615.0	$448.8	$196.0	$0.1	$2,259.9
Intercompany fees and sales	54.5	—	14.9	(69.4)	—
Operating costs and expenses:
Cost of goods sold	1,436.3	409.3	187.9	(61.3)	1,972.2
Operating expenses	58.5	31.6	9.1	(0.5)	98.7
Segment contribution margin	$174.7	$7.9	$13.9	$(7.5)	189.0
General and administrative expenses					32.6
Depreciation and amortization					22.0
Operating income					$134.4
Capital spending (excluding business combinations)	$12.9	$5.4	$3.7	$6.0	$28.0

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2014 versus the Three Months Ended March 31, 2013
In the first quarters of 2014 and 2013, we generated net sales of $1,865.7 million and $2,259.9 million, respectively, a decrease of $394.2 million, or 17.4%. The decrease in net sales was primarily due to decreases in sales volumes across all three of our operating segments in the first quarter of 2014, compared to the same period in 2013, as well as decreases in fuel prices across all three operating segments.
Cost of goods sold was $1,640.4 million for the first quarter of 2014 compared to $1,972.2 million for the first quarter of 2013, a decrease of $331.8 million, or 16.8%. The decrease in cost of goods sold primarily resulted from the decreases in sales volumes in all three operating segments and decreases in the cost of refined products in the logistics and retail segments. These decreases were partially offset by an increase in the cost of crude oil in the refining segment.
Operating expenses were $98.5 million for the first quarter of 2014 compared to $98.7 million for the first quarter of 2013, a decrease of $0.2 million, or 0.2%. The decrease in operating expenses was primarily due to a decrease in maintenance expenses in the refining segment resulting from planned maintenance activities in the first quarter of 2013. This decrease was partially offset by an increase in retail segment maintenance, lease expense and utilities in the first quarter of 2014 as compared to the first quarter of 2013, resulting from our continued transition to large-format stores.
General and administrative expenses were $34.5 million and $32.6 million for the first quarter of 2014 and 2013, respectively, an increase of $1.9 million, or 5.8%. The increase in general and administrative expenses was primarily due to an increase in employee related expenses for the first quarter of 2014, as compared to the same period of 2013. This increase was partially offset by a decrease in contracted services. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $24.6 million for the first quarter of 2014 compared to $22.0 million for the first quarter of 2013, an increase of $2.6 million, or 11.8%. The increase in depreciation expense is primarily attributable to new capital expenditures, as well as several acquisitions completed in 2013.
Interest expense was $9.6 million for the first quarter of 2014 compared to $9.2 million for the first quarter of 2013, an increase of $0.4 million, or 4.3%. The increase was primarily attributable to increases in interest costs under our credit facilities due to changes in debt utilization and interest rates thereunder.
Income tax expense was $19.3 million for the first quarter of 2014, compared to $43.2 million for the first quarter of 2013, a decrease of $23.9 million, or 55.3%. Our effective tax rate was 32.9% for the first quarter of 2014, compared to 34.5% for the first quarter 2013. The decrease in our effective tax rate in the first quarter of 2014 was primarily due to the actualization of prior year provision amounts.

Operating Segments
We review operating results in three reportable segments: refining, logistics and retail.
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended March 31,
	2014	2013
Tyler Refinery
Days operated in period	90	90
Total sales volume (average bpd)(1)	66,033	58,523
Products manufactured (average bpd):
Gasoline	37,030	33,690
Diesel/Jet	25,107	22,007
Petrochemicals, LPG, NGLs	1,947	1,531
Other	1,770	1,762
Total production	65,854	58,990
Throughput (average bpd):
Crude oil	58,276	52,604
Other feedstocks	8,470	7,392
Total throughput	66,746	59,996
Per barrel of sales(3):
Tyler refining margin(4)	$14.80	$25.26
Direct operating expenses(5)	$4.65	$5.72

	Three Months Ended March 31,
	2014	2013
El Dorado Refinery
Days in period	90	90
Total sales volume (average bpd)(2)	58,875	76,327
Products manufactured (average bpd):
Gasoline	22,572	32,027
Diesel	16,698	24,074
Petrochemicals, LPG, NGLs	602	1,418
Asphalt	3,029	8,580
Other	529	925
Total production	43,430	67,024
Throughput (average bpd):
Crude oil	37,459	63,908
Other feedstocks	7,382	4,172
Total throughput	44,841	68,080
Per barrel of sales(3):
El Dorado refining margin(4)	$7.34	14.41
Direct operating expenses(5)	$5.49	4.28

Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$98.60	$94.41
US Gulf Coast 5-3-2 crack spread (per barrel)	$15.01	$26.68
US Gulf Coast Unleaded Gasoline (per gallon)	$2.62	$2.80
Ultra low sulfur diesel (per gallon)	$2.93	$3.09
Natural gas (per MMBTU)	$5.18	$3.49
_____________________________

(1)
Sales volume includes 736 bpd and 1,271 bpd sold to the logistics segment during the three months ended March 31, 2014 and 2013, respectively. Sales volume also includes sales of 7,026 bpd and 503 bpd of intermediate and finished products to the El Dorado refinery during the three months ended March 31, 2014 and 2013, respectively.

(2)
Sales volume includes 3,896 bpd and 3,138 bpd of produced finished product sold to the retail segment, respectively and 2,198 and 514 bpd of produced finished product sold to the Tyler refinery, respectively, during the three months ended March 31, 2014 and 2013. Sales volume excludes 11,521 bpd and 15,357 bpd of wholesale activity during the three months ended March 31, 2014 and 2013, respectively.

(3)	"Per barrel of sales" information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) by the total barrels sold during the period.

(4)	"Refining margin" is defined as refinery net sales less cost of goods sold.

(5)	"Direct operating expenses" are defined as operating expenses attributed to the refining segment.
Comparison of the Three Months Ended March 31, 2014 versus the Three Months Ended March 31, 2013
Contribution margin for the refining segment in the first quarter 2014 was $72.6 million, or 57.3% of our consolidated contribution margin, compared to $174.7 million, or 92.4% of our consolidated segment contribution margin in the first quarter 2013. The decrease to the refining segment contribution margin was primarily attributable to the decreased margins at both the Tyler and El Dorado refineries, as compared to the same period in 2013. The decline in margins at both refineries, from a combined $19.12 per barrel sold in the first quarter 2013 to $11.29 per barrel sold in the first quarter 2014, was primarily due to unfavorable market conditions, including a 4.44% increase in WTI crude oil, coupled with a 6.43% and 5.18% decline in the U.S. Gulf Coast price of gasoline and ULSD, respectively. These market conditions resulted in a decline in the benchmark Gulf Coast crack spread to an average of $15.01 per barrel in the first quarter 2014, compared to an average of $26.68 per barrel during first quarter 2013.
Net sales for the refining segment were $1,362.8 million for the first quarter of 2014 compared to $1,669.5 million for the first quarter of 2013, a decrease of $306.7 million, or 18.4%. The decrease was primarily due to a 22.9% decrease in total sales volume at the El Dorado refinery, which was partially offset by a 12.8% increase in sales volume at the Tyler refinery. The decline in sales volume at the El Dorado refinery was primarily the result of a planned turnaround that shut down the refinery for a portion of the first quarter 2014. Declines in the price of U.S. Gulf Coast Unleaded and Ultra-Low Sulfur Diesel further contributed to the decline in net sales in the first quarter of 2014 as compared to the first quarter of 2013. During the first quarters of 2014 and 2013, respectively, the refining segment sold $107.2 million and $54.5 million, or 10,102 bpd and 4,409 bpd, of finished product to the logistics and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the first quarter of 2014 for the refining segment was $1,232.2 million compared to $1,436.3 million for the first quarter of 2013, a decrease of $204.1 million, or 14.2%. This decrease was a result of the decrease in sales volume at the El Dorado refinery due primarily to the scheduled shutdown for the turnaround, which was partially offset by an increase in sales volume at the Tyler refinery and an increase in the cost of WTI crude oil, from an average of $94.41 per barrel in the first quarter of 2013 to an average of $98.60 in the first quarter of 2014. Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $20.9 million and $11.9 million during the first quarters of 2014 and 2013, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses for the refining segment were $58.0 million for the first quarter of 2014 compared to $58.5 million for the first quarter of 2013, a decrease of $0.5 million, or 0.9%. The decrease in operating expenses was primarily due to expenses associated with planned maintenance activities at both the Tyler and El Dorado refineries in the first quarter of 2013 that were unnecessary in the first quarter of 2014. This decrease was partially offset by an increase in operating expenses associated with the operation of the biodiesel facility acquired in January 2014.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations:

	Three Months Ended March 31,
	2014	2013
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	62,432	53,086
West Texas wholesale marketing throughputs (average bpd) (2)	15,999	16,555
West Texas wholesale marketing margin per barrel	$3.57	$3.69
Terminalling throughputs (average bpd) (3)	89,924	13,836
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	24,644	45,018
Refined products pipelines to Enterprise Systems	31,773	43,359
SALA Gathering System	23,113	22,130
East Texas Crude Logistics System	11,031	51,147
_____________________________

(1)	Excludes jet fuel and petroleum coke.

(2)	Excludes bulk ethanol and biodiesel.

(3)
Consists of terminalling throughputs at our Tyler and Big Sandy, Texas, North Little Rock and El Dorado, Arkansas, and Memphis and Nashville, Tennessee terminals. Throughputs for the Tyler, Texas terminal are presented for the first quarter of 2014. Prior to July 27, 2013, the logistics segment did not record revenue for throughput at the Tyler, Texas terminal. Throughputs for the North Little Rock terminal are presented for the first quarter of 2014 following its acquisition in October

2013. Throughputs for the Big Sandy terminal are presented for the first quarter of 2014, following its commencement of operations in December 2013. Throughputs at the El Dorado, Arkansas terminal are for the period from February 10, 2014 through March 31, 2014. Prior to February 10, 2014, the logistics segment did not record revenue for throughput at the El Dorado, Arkansas terminal. Throughputs for the Memphis and Nashville, Tennessee terminals are for all periods presented.
Comparison of the Three Months Ended March 31, 2014 versus the Three Months Ended March 31, 2013
Contribution margin for the logistics segment in the first quarter of 2014 was $22.0 million, or 17.4% of our consolidated segment contribution margin, compared to $13.9 million, or 7.4% of our consolidated segment contribution margin, in the first quarter of 2013. The increase in the logistics segment contribution margin was primarily attributable to an increase in pipeline and transportation revenues in the first quarter of 2014 as compared to the first quarter of 2013, primarily due to the commercial agreements between the logistics and refining segments entered into in connection with the Tyler Acquisition and the El Dorado Acquisition, as well as the third-party acquisitions of a 13.5-mile pipeline (the "Hopewell Pipeline") which connects the Tyler refinery to our light petroleum products terminal located in big Sandy, Texas and a refined product terminal in Little Rock, Arkansas in July and October 2013, respectively.
Net sales for the logistics segment were $203.5 million in the first quarter of 2014 compared to $210.9 million for the first quarter of 2013, a decrease of $7.4 million, or 3.5%. The decrease in net sales is primarily due to a decrease in total sales volume in the west Texas wholesale market, which averaged 15,999 bpd in the first quarter of 2014 compared to 16,555 bpd in the first quarter of 2013, as well as decreases in the average price of gasoline and diesel in the first quarter of 2014 as compared to the first quarter of 2013. These decreases were partially offset by an increase in revenues due to the operation of assets acquired in the Tyler Acquisition and the El Dorado Acquisition. Net sales included $3.6 million and $3.0 million of net service fees paid by our refining segment to our logistics segment during the first quarter of 2014 and 2013, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $20.9 million and $11.9 million in the first quarter of 2014 and the first quarter of 2013, respectively. The logistics segment also sold $0.8 million of RINs to the refining segment in the first quarter of 2014. There were no RIN sales during the first quarter of 2013. These intercompany sales and fees are eliminated in consolidation.
Cost of goods sold for the logistics segment decreased $15.7 million, or 8.4%, to $172.2 million in the first quarter of 2014, from $187.9 million in the first quarter of 2013. The decrease was primarily attributable to the decrease in sales volume for our west Texas wholesale marketing operations and a decrease in the cost per barrel sold, to $118.82 in the first quarter of 2014, compared to $125.73 in the first quarter of 2013.
Operating expenses for the logistics segment were approximately $9.3 million and $9.1 million for the first quarter of 2014 and 2013, respectively, an increase of $0.2 million, or 2.2%. The increase in operating expenses was primarily due to the operation of assets acquired in the Tyler Acquisition in July 2013, the El Dorado Acquisition in February 2014, the Hopewell Pipeline in July 2013 and the North Little Rock, Arkansas terminal in October 2013. The increase was partially offset by a decrease in maintenance costs in the first quarter of 2014.

Retail Segment
The table below sets forth certain information concerning our retail segment operations:

	Three Months Ended March 31,
	2014	2013
Number of stores (end of period)	361	373
Average number of stores	362	370
Retail fuel sales (thousands of gallons)	97,807	97,522
Average retail gallons per average number of stores (in thousands)	270	264
Retail fuel margin ($ per gallon)	$0.124	$0.145
Merchandise sales (in thousands)	$89,399	$85,145
Merchandise margin %	28.4%	29.3%
Change in same-store retail fuel gallons sold	(1.7)%	1.7%
Change in same-store merchandise sales	5.3%	(4.7)%

Comparison of the Three Months Ended March 31, 2014 versus the Three Months Ended March 31, 2013
Contribution margin for the retail segment decreased to $5.9 million, or 4.7% of our consolidated contribution margin, in the first quarter of 2014, versus $7.9 million, or 4.2% of our consolidated contribution margin, in the first quarter of 2013. The decrease was primarily due to a decrease in both fuel and merchandise margins in the first quarter of 2014, as compared to the first quarter of 2013. The decrease in fuel margins is primarily attributable to a drop in retail prices, coupled with a less significant decline in wholesale fuel costs. The decrease in merchandise margins is primarily attributable to a decline in cigarette margins.
Net sales for the retail segment in the first quarter of 2014 decreased $17.2 million, or 3.8%, to $431.6 million from $448.8 million in the first quarter of 2013. The decrease in net sales was primarily due to a decrease in the retail fuel price per gallon of 5.8% to an average price of $3.26 per gallon in the first quarter of 2014 from an average price of $3.46 per gallon in the first quarter of 2013. These decreases were partially offset by an increase in merchandise sales.
Retail fuel gallons sold for the retail segment were 97.8 million gallons for the first quarter of 2014, compared to 97.5 million gallons for the first quarter of 2013. Same-store retail fuel gallons sold decreased 1.7% for the first quarter of 2014, compared to the first quarter of 2013. Total fuel sales, including wholesale dollars, decreased 5.9% to $342.2 million in the first quarter of 2014, compared to $363.6 million in the first quarter of 2013.
Merchandise sales for the retail segment increased 5.1% to $89.4 million in the first quarter of 2014 compared to $85.1 million in the first quarter of 2013. Same-store merchandise sales increased 5.3%, primarily due to increases in the cigarette, other tobacco and dairy categories during the first quarter of 2014 as compared to the same period in 2013.
Cost of goods sold for the retail segment decreased $15.8 million, or 3.9%, to $393.5 million in the first quarter of 2014 from $409.3 million in the first quarter of 2013. This decrease was primarily due to the decrease in fuel sales volumes and a decrease in the average retail cost per gallon of 5.7%, to an average cost of $3.13 per gallon in the first quarter 2014 from an average cost of $3.32 per gallon in the first quarter of 2013. These decreases were partially offset by an increase in merchandise costs, primarily in the cigarette and other tobacco categories.
Operating expenses for the retail segment were $32.2 million in the first quarter of 2014 as compared to $31.6 million in the first quarter of 2013, an increase of $0.6 million, or 1.9%. This increase was primarily attributable to increases in maintenance, lease expense and utilities in the first quarter of 2014 as compared to the first quarter of 2013, resulting from our continued transition to large-format stores. These increases were partially offset by a decrease in advertising expenses.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Cash Flow Data:
Cash flows provided by operating activities	$63.7	$81.5
Cash flows used in investing activities	(125.4)	(34.6)
Cash flows provided by (used in) financing activities	54.6	(55.7)
Net decrease in cash and cash equivalents	$(7.1)	$(8.8)
Cash Flows from Operating Activities
Net cash provided by operating activities was $63.7 million for the three months ended March 31, 2014, compared to $81.5 million for the comparable period of 2013. The decrease in cash flows from operations was primarily due to a decrease in net income for the three months ended March 31, 2014, to $39.3 million, from $82.1 million in the same period of 2013 and decreases in accounts payable and other current liabilities, partially offset by a reduction in inventory that was used to meet customer demand and a decrease in accounts receivable associated with the decreased throughputs, both attributable to the turnaround at the El Dorado refinery.
Cash Flows from Investing Activities
Net cash used in investing activities was $125.4 million for the first three months of 2014, compared to $34.6 million in the comparable period of 2013. This increase is primarily due to an increase in capital expenditures in the first three months of 2014, compared to the same period of 2013. The increase in capital expenditures in the first quarter of 2014 was primarily related to expenditures to complete the turnaround and several capital projects that were completed in conjunction with the turnaround at the El Dorado refinery.
Cash used in investing activities includes our capital expenditures during the first three months of 2014 of approximately $114.3 million, of which $103.4 million was spent on projects in the refining segment, $6.6 million was spent in the retail segment, $0.8 million was spent at our logistics segment and $3.5 million was spent at the holding company level. During the three months ended March 31, 2013, we spent $28.0 million, of which $15.3 million was spent on projects in our refining segment, $5.4 million was spent in our retail segment, $1.3 million was spent at our logistics segment and $6.0 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash provided by financing activities was $54.6 million in the three months ended March 31, 2014, compared to net cash used in financing activities of $55.7 million in the comparable period of 2013. The increase in cash provided by financing activities is primarily due to net borrowings under our revolving credit facilities of $79.2 million in the three months ended March 31, 2014, compared to net repayments of $6.5 million in the comparable period of 2013, net borrowings under promissory notes of $0.5 million in the three months ended March 31, 2014, compared to net repayments of $5.0 million in the comparable 2013 period, and the $37.9 million stock repurchase in the first quarter 2013. These were partially offset by an increase in dividends paid, due to the payment of special dividends and an increase in our regular quarterly dividend.

Cash Position and Indebtedness
As of March 31, 2014, our total cash and cash equivalents were $392.9 million and we had total indebtedness of approximately $490.0 million. Borrowing availability under our four separate revolving credit facilities was approximately $471.9 million and we had letters of credit issued of $172.3 million. We believe we were in compliance with our covenants in all debt facilities as of March 31, 2014. See Note 6 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our four separate revolving credit facilities.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the three months ended March 31, 2014 were $114.3 million, of which approximately $103.4 million was spent in our refining segment, $6.6 million in our retail segment, $0.8 million in our logistics segment and $3.5 million at the holding company level. Our capital expenditure budget is approximately $259.8 million for 2014. The following table summarizes our actual capital expenditures for the three months ended March 31, 2014 and planned capital expenditures for the full year 2014 by operating segment and major category (in millions):

	Full Year 2014 Forecast	Three Months Ended March 31, 2014
Refining:
Sustaining maintenance, including turnaround activities	$81.2	$66.3
Regulatory	14.0	1.3
Discretionary projects	94.7	35.8
Refining segment total	189.9	103.4
Logistics(1):
Regulatory	0.9	0.2
Sustaining maintenance	9.4	0.5
Discretionary projects	8.1	0.1
Logistics segment total	18.4	0.8
Retail:
Sustaining maintenance	6.0	1.6
Growth/profit improvements	7.5	0.8
Retrofit/rebrand/re-image	5.0	0.8
Raze and rebuild/new/land	11.8	3.4
Retail segment total	30.3	6.6
Other:
Growth/profit improvements	5.0	1.0
New builds	16.2	2.5
Other total	21.2	3.5
Total capital spending	$259.8	$114.3

(1)
The actual and forecasted capital spending for the logistics segment does not include capital expenditures prior to February 10, 2014 of $0.2 million related to the assets acquired by the logistics segment in the El Dorado Acquisition. These expenditures are reflected in the actual and forecasted spending of the refining segment.

In the first quarter 2014, we increased our total capital spending forecast for 2014 to $259.8 million, up from the prior forecast of $236.4 million. We increased our forecast for the refining segment by $33.4 million, due primarily to higher costs for the turnaround and capital projects at the El Dorado refinery, as well as the purchase of additional truck trailers for the transportation of crude and heavy products and other discretionary projects. For the full year 2014, we plan to spend approximately $30.3 million in the retail segment, $5.0 million of which is expected to include the re-imaging of at least 18 to 20 existing stores. We spent $0.8 million on these projects in the three months ended March 31, 2014. In addition, we plan to spend $11.8 million for the full year 2014 on construction of approximately 10 to 12 new prototype locations at existing and new sites and $7.5 million on other profit and growth improvements in existing stores. We expect to spend approximately $189.9 million in our refining segment for the full year 2014. The full year 2014 refining segment forecast includes $14.0 million on regulatory projects, $1.3 million of which was spent in the three months ended March 31, 2014. In addition, we plan to spend approximately $81.2 million on maintenance projects and approximately $94.7 million for other discretionary projects in the refining segment in the full year 2014. We plan to spend $18.4 million in the logistics segment for the full year 2014.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects or scheduled maintenance activities. Additionally, the scope and cost of employee or contractor labor expense related to installation of that equipment could increase from our projections. Our capital expenditure budget may also be revised as management continues to evaluate projects for reliability or profitability.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
These disclosures should be read in conjunction with the condensed consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other information presented herein as well as in the "Quantitative and Qualitative Disclosures About Market Risk" section contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
No material changes have occurred in our exposure to market risk since the date of the Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has, based on this evaluation, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 5. OTHER INFORMATION

Yemin 2014 Long-Term Incentive Grant

On May 5, 2014, our Compensation Committee approved the 2014 Long-Term Incentive Grant (the “Equity Grant”) to Ezra Uzi Yemin, our Chief Executive Officer, pursuant to our 2006 Long-Term Incentive Plan, as amended. The Equity Grant will be made on June 10, 2014 and has two components: (i) time-based restricted stock units having a grant date fair value of $1.5 million (the “Time-Based Award”) and (ii) performance-based shares having a grant date fair value of $1.5 million, assuming target performance (the “Performance Award”).

          Time-Based Award

The Time-Based Award shall vest quarterly in equal amounts through June 10, 2017 (provided the initial installment that would otherwise vest on September 10, 2014, will instead vest with the December 10, 2014 installment) and is conditioned upon Mr. Yemin’s continued employment.

          Performance Award

Mr. Yemin’s Performance Award consists of two equal tranches, each in the amount of $750,000. The first tranche of the Performance Award has a performance period beginning April 1, 2014 and ending December 31, 2015. The second tranche of the Performance Award has a performance period beginning April 1, 2014 and ending December 31, 2016.  The Performance Award vests at the end of each performance period and is based solely on our total shareholder return, relative to the performance of our peer group as described in our definitive Proxy Statement filed with the SEC on April 7, 2014. Mr. Yemin may earn from 0% to 200% of the Performance Award based on the performance standards in the table below.

Performance Level	Delek’s Relative Total Shareholder Return Compared to the Peer Group	Payout (as a % of target)
Below Threshold	< 25th Percentile	0%
Threshold	25th Percentile	50%
Target	50th Percentile	100%
Maximum	> 75th Percentile	200%

Submission of Matters to a Vote of Security Holders

The following information relates to matters submitted to the stockholders of Delek US Holdings, Inc. at the Annual Meeting of stockholders held on May 6, 2014.

At the meeting, the following directors were elected by the vote indicated:

Ezra Uzi Yemin
Votes cast in favor:	49,056,880
Votes withheld:	2,584,832
Broker non-votes:	1,904,158
William J. Finnerty
Votes cast in favor:	49,364,489
Votes withheld:	2,277,223
Broker non-votes:	1,904,158
Carlos E. Jordá
Votes cast in favor:	42,803,279
Votes withheld:	8,838,433
Broker non-votes:	1,904,158
Charles H. Leonard
Votes cast in favor:	42,804,200
Votes withheld:	8,837,512
Broker non-votes:	1,904,158
Philip L. Maslowe
Votes cast in favor:	49,357,000
Votes withheld:	2,284,712
Broker non-votes:	1,904,158
Shlomo Zohar
Votes cast in favor:	42,750,585
Votes withheld:	8,891,127
Broker non-votes:	1,904,158

The proposal to approve the adoption of the advisory resolution approving our executive compensation program for our named executive officers was approved by the vote indicated:

Votes cast in favor:	37,589,451
Votes against:	13,893,995
Abstentions:	158,262
Broker non-votes:	1,904,162

The proposal to ratify Ernst & Young LLP as our independent registered public accounting firm for the 2014 fiscal year was approved by the vote indicated:

Votes cast in favor:	53,116,935
Votes against:	289,874
Abstentions:	139,060
Broker non-votes:	—

Dividend Declaration

On May 6, 2014, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on June 17, 2014 to shareholders of record on May 27, 2014.

MAPCO Refinancing

On May 6, 2014, MAPCO Express refinanced its MAPCO Revolver by entering into a Third Amended and Restated Credit Agreement with Fifth Third Bank as Administrative Agent and a syndicate of lenders (the “Successor MAPCO Revolver”). The Successor MAPCO Revolver amends and restates the principal terms and conditions of the MAPCO Revolver to, among other things, extend the maturity date of the MAPCO Revolver to May 6, 2019, modify certain financial and non-financial covenants, and effect certain changes to the interest rate pricing grid and fees. The Successor MAPCO Revolver includes (i) a $160.0 million revolving credit facility, which includes a $10.0 million sub-limit for swing line loans and a $40.0 million sublimit for letters of credit and (ii) an accordion feature that permits an increase in such revolving credit facility by up to $50.0 million, subject to additional lender commitments. Borrowings under the Successor MAPCO Revolver are secured by (i) substantially all the assets of MAPCO Express and its subsidiaries, subject to certain exemptions and limitations, (ii) all of Delek’s shares in MAPCO Express and (iii) a limited guaranty provided by Delek of up to $50.0 million in obligations.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	§
Amended and restated asset-backed revolving credit agreement dated January 16, 2014 by and between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Bank, National Association as administrative agent.

10.2
El Dorado Throughput and Tankage Agreement, executed as of February 10, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 14, 2014).

10.3
Second Amended and Restated Omnibus Agreement, dated as of February 10, 2014, among Delek US Holdings, Inc., Lion Oil Company, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on February 14, 2014).

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
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 8, 2014

EXHIBIT INDEX

Exhibit No.		Description
10.1	§
Amended and restated asset-backed revolving credit agreement dated January 16, 2014 by and between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Bank, National Association as adminstrative agent.

10.2
El Dorado Throughput and Tankage Agreement, executed as of February 10, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 14, 2014).

10.3
Second Amended and Restated Omnibus Agreement, dated as of February 10, 2014, among Delek US Holdings, Inc., Lion Oil Company, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on February 14, 2014).

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
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith.