Form 10-K/A
period 2013-12-31
Delek US Holdings, Inc.
filed 2014-06-26
CIK 1351541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates as of June 28, 2013 was approximately $1,123,021,703, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.

At February 21, 2014, there were 60,234,682 shares of the registrant’s common stock, $.01 par value, outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement delivered to stockholders in connection with the 2014 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission within 120 days after December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

Delek US Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the period ended December 31, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014 (the “Original Filing”), as an exhibit-only filing in response to comments received from the SEC regarding the Company’s request for confidential treatment of certain portions of Exhibit 10.18. This Amendment No. 1 is being filed for the sole purpose of re-filing a revised redacted version of Exhibit 10.18, reflecting certain revisions to the Company’s confidential treatment request with respect to certain portions of Exhibit 10.18. Exhibit 10.18 to this Amendment No. 1 supersedes and replaces Exhibit 10.18 to the Original Filing in its entirety. In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company is filing new certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Amendment No. 1.

Except as described above, no other amendments or updates have been made to the Original Filing. This Amendment No. 1 speaks as of the date of the Original Filing and does not reflect events occurring after the date of the Original Filing or modify or update in any way disclosures made in the Original Filing that may have been affected by subsequent events.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Certain Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements. The accompanying Index to Financial Statements and Schedule on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

2.	List of Financial Statement Schedules:

Schedule I – Condensed financial information of Registrant as of December 31, 2013, 2012 and 2011

3.	Exhibits - See below.

EXHIBIT INDEX

Exhibit No.	Description

2.1 ^	Stock Purchase Agreement, dated March 17, 2011, by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 4, 2011).

2.2 ^	First Amendment, dated April 29, 2011, to Stock Purchase Agreement, dated March 17, 2011, by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on May 4, 2011).

2.3	Contribution, Conveyance and Assumption Agreement, dated November 7, 2012, by and among Delek Logistics Partners, LP, Delek Logistics GP, LLC, Delek Logistics Operating, LLC, Delek Crude Logistics, LLC, Delek US Holdings, Inc., Delek Marketing & Supply, LLC, Delek Marketing and Supply, LP, Lion Oil Company and Delek Logistics Services Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 14, 2012).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 8, 2013).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 20, 2013).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

4.2	Registration Rights Agreement, dated April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.1 *†	Employment Agreement, dated November 1, 2013, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin.

10.1(a) *	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2013).

10.1(b) *†	Subscription Agreement, dated December 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin.

10.2 *	Employment Agreement, dated August 7, 2012, by and between Delek US Holdings, Inc. and Donald N. Holmes (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2012).

10.3 *	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.4	Second Amended and Restated Credit Agreement, dated December 10, 2009, between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.5(k) to the Company’s Form 10-K filed on March 12, 2010).

10.4(a)	First Amendment, dated December 23, 2010, to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on December 29, 2010).

10.4(b)	Second Amendment, dated March 30, 2012, to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 4, 2012).

10.5	Asset-backed revolving Credit Agreement, dated February 23, 2010, by and between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on February 25, 2010).

10.5(a)	First Amendment, dated April 29, 2011, to asset-backed revolving Credit Agreement dated February 23, 2010 between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 5, 2011).

10.5(b) ‡	Amendment No. 2 and Consent, dated July 16, 2013, to asset-backed revolving Credit Agreement dated February 23, 2010 between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A filed on December 17, 2013).

10.6 *	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (as amended through May 4, 2010) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 7, 2010).

10.6(a) *	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.6(b) *	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.6(c) *	Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.6(d) *	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 6, 2010).

10.6(e) *	Employee Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 6, 2010).

10.7	Tyler Throughput and Tankage Agreement, dated July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2013).

10.8	Amended and Restated Omnibus Agreement, dated July 26, 2013, by and among Delek US Holdings, Inc., Delek Refining, Ltd., Delek Marketing & Supply, LP, Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 1, 2013).

10.9	Amended and Restated Credit Agreement, dated July 9, 2013, by and among Delek Logistics Partners, LP, Delek Logistics Operating, LLC, Delek Marketing GP, LLC, Delek Marketing & Supply, LP, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, SALA Gathering Systems, LLC, and Paline Pipeline Company, LLC and Fifth Third Bank, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 12, 2013).

10.10	Pipelines and Tankage Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 14, 2012).

10.11	Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 14, 2012).

10.12 *	Employment Agreement, dated July 1, 2011, by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2011).

10.12(a) *	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Assaf Ginzburg (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 9, 2013).

10.13 *	Employment Agreement, dated as of November 1, 2011, by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed on March 14, 2012).

10.13(a) *	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Frederec Green (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 9, 2013).

10.14	Stock Repurchase Agreement, dated March 12, 2013, between Delek US Holdings, Inc. and Delek Hungary Holding Limited Liability Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2013).

10.15 *	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 14, 2012).

10.15(a) *	Separation of Employment / General Release, dated January 18, 2013, by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.15(a) to the Company’s Form 10-K filed on March 12, 2013).

10.16 *	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Harry P. (Pete) Daily (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 14, 2012).

10.17 *	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Kent B. Thomas (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 14, 2012).

10.18 ‡§	Amended and Restated Master Supply and Offtake Agreement, dated December 23, 2013, by and among J. Aron & Company, Lion Oil Company, and Lion Oil Trading & Transportation, LLC.

10.19	Amended and Restated Financing Agreement, dated December 18, 2013, among Lion Oil Company as borrower, certain subsidiaries of Lion Oil Company named therein as guarantors, Bank Hapoalim B.M. as collateral agent and lender, and Israel Discount Bank of New York as lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2013).

21.1 †	Subsidiaries of the Registrant

23.1 †	Consent of Ernst & Young LLP

24.1 †	Power of Attorney

31.1 †	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

31.2 †	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

31.3 §	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

31.4 §	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

32.1 †	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 †	The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
§	Filed herewith.
^	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementally furnish a copy of any of the omitted schedules to the United States Securities and Exchange Commission upon request.
‡	Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the United States Securities and Exchange Commission.
†	Previously filed on March 3, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: June 26, 2014

EXHIBIT INDEX

Exhibit No.	Description

2.1 ^	Stock Purchase Agreement, dated March 17, 2011, by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 4, 2011).

2.2 ^	First Amendment, dated April 29, 2011, to Stock Purchase Agreement, dated March 17, 2011, by and among Ergon, Inc., Lion Oil Company and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on May 4, 2011).

2.3	Contribution, Conveyance and Assumption Agreement, dated November 7, 2012, by and among Delek Logistics Partners, LP, Delek Logistics GP, LLC, Delek Logistics Operating, LLC, Delek Crude Logistics, LLC, Delek US Holdings, Inc., Delek Marketing & Supply, LLC, Delek Marketing and Supply, LP, Lion Oil Company and Delek Logistics Services Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 14, 2012).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 8, 2013).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 20, 2013).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

4.2	Registration Rights Agreement, dated April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.1 *†	Employment Agreement, dated November 1, 2013, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin.

10.1(a) *	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2013).

10.1(b) *†	Subscription Agreement, dated December 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin.

10.2 *	Employment Agreement, dated August 7, 2012, by and between Delek US Holdings, Inc. and Donald N. Holmes (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2012).

10.3 *	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.4	Second Amended and Restated Credit Agreement, dated December 10, 2009, between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.5(k) to the Company’s Form 10-K filed on March 12, 2010).

10.4(a)	First Amendment, dated December 23, 2010, to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on December 29, 2010).

10.4(b)	Second Amendment, dated March 30, 2012, to Second Amended and Restated Credit Agreement dated as of December 10, 2009 between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent, Bank Leumi USA as co-administrative agent, SunTrust Bank as syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 4, 2012).

10.5	Asset-backed revolving Credit Agreement, dated February 23, 2010, by and between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on February 25, 2010).

10.5(a)	First Amendment, dated April 29, 2011, to asset-backed revolving Credit Agreement dated February 23, 2010 between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 5, 2011).

10.5(b) ‡	Amendment No. 2 and Consent, dated July 16, 2013, to asset-backed revolving Credit Agreement dated February 23, 2010 between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Capital Finance, LLC as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A filed on December 17, 2013).

10.6 *	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (as amended through May 4, 2010) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 7, 2010).

10.6(a) *	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.6(b) *	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.6(c) *	Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.6(d) *	Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 6, 2010).

10.6(e) *	Employee Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 6, 2010).

10.7	Tyler Throughput and Tankage Agreement, dated July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2013).

10.8	Amended and Restated Omnibus Agreement, dated July 26, 2013, by and among Delek US Holdings, Inc., Delek Refining, Ltd., Delek Marketing & Supply, LP, Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 1, 2013).

10.9	Amended and Restated Credit Agreement, dated July 9, 2013, by and among Delek Logistics Partners, LP, Delek Logistics Operating, LLC, Delek Marketing GP, LLC, Delek Marketing & Supply, LP, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, SALA Gathering Systems, LLC, and Paline Pipeline Company, LLC and Fifth Third Bank, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 12, 2013).

10.10	Pipelines and Tankage Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 14, 2012).

10.11	Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 14, 2012).

10.12 *	Employment Agreement, dated July 1, 2011, by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2011).

10.12(a) *	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Assaf Ginzburg (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 9, 2013).

10.13 *	Employment Agreement, dated as of November 1, 2011, by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed on March 14, 2012).

10.13(a) *	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Frederec Green (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 9, 2013).

10.14	Stock Repurchase Agreement, dated March 12, 2013, between Delek US Holdings, Inc. and Delek Hungary Holding Limited Liability Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2013).

10.15 *	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 14, 2012).

10.15(a) *	Separation of Employment / General Release, dated January 18, 2013, by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.15(a) to the Company’s Form 10-K filed on March 12, 2013).

10.16 *	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Harry P. (Pete) Daily (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 14, 2012).

10.17 *	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Kent B. Thomas (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 14, 2012).

10.18 ‡§	Amended and Restated Master Supply and Offtake Agreement, dated December 23, 2013, by and among J. Aron & Company, Lion Oil Company, and Lion Oil Trading & Transportation, LLC.

10.19	Amended and Restated Financing Agreement, dated December 18, 2013, among Lion Oil Company as borrower, certain subsidiaries of Lion Oil Company named therein as guarantors, Bank Hapoalim B.M. as collateral agent and lender, and Israel Discount Bank of New York as lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2013).

21.1 †	Subsidiaries of the Registrant

23.1 †	Consent of Ernst & Young LLP

24.1 †	Power of Attorney

31.1 †	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

31.2 †	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

31.3 §	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

31.4 §	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

32.1 †	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 †	The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
§	Filed herewith.
^	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementally furnish a copy of any of the omitted schedules to the United States Securities and Exchange Commission upon request.
‡	Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the United States Securities and Exchange Commission.
†	Previously filed on March 3, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.