Form 10-Q
period 2014-06-30
Delek US Holdings, Inc.
filed 2014-08-07
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
At August 1, 2014, there were 60,449,995 shares of common stock, $0.01 par value, outstanding.

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(In millions, except share and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$560.1	$400.0
Accounts receivable	304.1	250.5
Inventory	623.9	672.3
Other current assets	80.4	87.7
Total current assets	1,568.5	1,410.5
Property, plant and equipment:
Property, plant and equipment	1,841.8	1,683.7
Less: accumulated depreciation	(452.6)	(405.2)
Property, plant and equipment, net	1,389.2	1,278.5
Goodwill	73.9	72.7
Other intangibles, net	12.8	13.3
Other non-current assets	115.2	59.4
Total assets	$3,159.6	$2,834.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$607.5	$602.0
Current portion of long-term debt and capital lease obligations	49.0	33.7
Obligation under Supply and Offtake Agreement	338.8	331.0
Accrued expenses and other current liabilities	129.1	114.1
Total current liabilities	1,124.4	1,080.8
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	567.2	376.6
Environmental liabilities, net of current portion	8.8	9.2
Asset retirement obligations	8.9	8.5
Deferred tax liabilities	233.2	220.0
Other non-current liabilities	18.4	18.9
Total non-current liabilities	836.5	633.2
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 60,448,243 shares and 60,229,107 shares issued at June 30, 2014 and December 31, 2013, respectively	0.6	0.6
Additional paid-in capital	388.4	384.5
Accumulated other comprehensive income	12.9	(4.0)
Treasury stock, 1,260,244 and 1,000,000 shares, at cost, as of June 30, 2014 and December 31, 2013, respectively.	(45.8)	(37.9)
Retained earnings	650.6	591.8
Non-controlling interest in subsidiaries	192.0	185.4
Total stockholders’ equity	1,198.7	1,120.4
Total liabilities and stockholders’ equity	$3,159.6	$2,834.4
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions, except share and per share data)
Net sales	$2,374.7	$2,187.4	$4,240.4	$4,447.3
Operating costs and expenses:
Cost of goods sold	2,105.3	1,966.1	3,745.7	3,938.3
Operating expenses	102.3	95.3	200.8	194.0
General and administrative expenses	32.9	28.1	67.4	60.7
Depreciation and amortization	28.2	21.6	52.8	43.6
Other operating income, net	—	(1.5)	—	(1.5)
Total operating costs and expenses	2,268.7	2,109.6	4,066.7	4,235.1
Operating income	106.0	77.8	173.7	212.2
Interest expense	10.1	9.2	19.7	18.4
Interest income	—	(0.1)	(0.4)	(0.2)
Other expense (income), net	0.1	(6.7)	—	(6.7)
Total non-operating expenses, net	10.2	2.4	19.3	11.5
Income from continuing operations before income taxes	95.8	75.4	154.4	200.7
Income tax expense	32.6	24.4	51.9	67.6
Net income	63.2	51.0	102.5	133.1
Net income attributed to non-controlling interest	8.3	4.4	13.9	9.0
Net income attributable to Delek	$54.9	$46.6	$88.6	$124.1
Basic earnings per share	$0.93	$0.79	$1.49	$2.09
Diluted earnings per share	$0.92	$0.78	$1.48	$2.06
Weighted average common shares outstanding:
Basic	59,283,465	58,925,800	59,266,256	59,246,988
Diluted	59,875,261	59,830,885	59,869,979	60,255,526
Dividends declared per common share outstanding	$0.25	$0.25	$0.50	$0.45
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net income attributable to Delek	$54.9	$46.6	$88.6	$124.1
Other comprehensive income:
Net gain (loss) on derivative instruments, net of tax (expense) benefit of $(0.6) million and $(9.6) million for the three and six months ended June 30, 2014, respectively, and $0.2 million for the six months ended June 30, 2013 and net of ineffectiveness of $11.1 million and $14.2 million for the three and six months ended June 30, 2014, respectively. There was no ineffectiveness for the three or six months ended June 30, 2013.	1.2	—	16.9	(0.4)
Comprehensive income attributable to Delek	$56.1	$46.6	$105.5	$123.7

See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:	(In millions, except per share data)
Net income	$102.5	$133.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.8	43.6
Amortization of deferred financing costs	2.6	2.7
Accretion of asset retirement obligations	0.3	0.3
Amortization of unfavorable contract liability	(1.3)	(1.3)
Deferred income taxes	9.0	5.7
Equity-based compensation expense	6.6	5.2
Income tax benefit of equity-based compensation	(1.3)	(5.0)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(53.6)	(48.5)
Inventories and other current assets	51.7	(150.5)
Accounts payable and other current liabilities	48.3	24.2
Obligation under Supply and Offtake Agreement, net	7.8	39.8
Non-current assets and liabilities, net	(53.4)	3.8
Net cash provided by operating activities	172.0	53.1
Cash flows from investing activities:
Business combinations	(11.1)	(5.4)
Purchases of property, plant and equipment	(153.4)	(64.5)
Proceeds from sales of assets	0.2	0.7
Net cash used in investing activities	(164.3)	(69.2)
Cash flows from financing activities:
Proceeds from long-term revolvers	691.2	162.2
Payments on long-term revolvers	(570.5)	(186.2)
Proceeds from term debt	99.9	5.4
Payments on term debt and capital lease obligations	(14.4)	(49.4)
Proceeds from exercise of stock options	0.7	1.0
Taxes paid due to the net settlement of equity-based compensation	(4.1)	(2.5)
Income tax benefit of equity-based compensation	1.3	5.0
Repurchase of common stock	(7.9)	(37.9)
Distribution to non-controlling interest	(7.9)	(5.6)
Dividends paid	(29.8)	(27.0)
Deferred financing costs paid	(6.1)	(0.5)
Net cash provided by (used in) financing activities	152.4	(135.5)
Net increase (decrease) in cash and cash equivalents	160.1	(151.6)
Cash and cash equivalents at the beginning of the period	400.0	601.7
Cash and cash equivalents at the end of the period	$560.1	$450.1
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.7 million and $0.3 million in the 2014 and 2013 periods, respectively.	$17.5	$15.8
Income taxes	$41.4	$44.1

See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. is the sole shareholder or owner of membership interests of Delek Refining, Inc. ("Refining"), Delek Finance, Inc., Delek Marketing & Supply, LLC ("Marketing"), Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, Inc., Delek Logistics Services Company, MAPCO Express, Inc. ("MAPCO Express"), MAPCO Fleet, Inc., NTI Investments, LLC, GDK Bearpaw, LLC, Delek Helena, LLC, Commerce Way Insurance Company, Inc. and Delek Land Holdings, LLC. Unless otherwise indicated or the context requires otherwise, the terms "we," "our," "us," "Delek" and "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. Delek is listed on the New York Stock Exchange under the symbol "DK."
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
The condensed consolidated financial statements include the accounts of Delek and its consolidated subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 3, 2014, as amended by Amendment No. 1 on Form 10-K/A that was filed with the SEC on June 26, 2014 (collectively, the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K.
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
Certain prior period amounts have been reclassified in order to conform to the current year presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.
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

2. Delek Logistics Partners, LP
On November 7, 2012, Delek Logistics, then a wholly owned, indirect subsidiary of Delek, closed its initial public offering (the "DKL Offering") of 9,200,000 common units. Headquartered in Brentwood, Tennessee, Delek Logistics was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us in connection with the DKL Offering and included certain assets formerly owned or used by our subsidiaries, including Delek Marketing & Supply, Inc., Lion Oil and Paline Pipeline Company, LLC. A substantial majority of Delek Logistics' assets are currently integral to Delek’s refining and marketing operations.
In July 2013, Delek Logistics completed the acquisition of a terminal, storage tanks and related assets adjacent to our refinery in Tyler, Texas (the "Tyler refinery") from one of our subsidiaries (the "Tyler Acquisition"). The cash paid for the assets acquired was approximately $94.8 million, financed with a combination of proceeds from the amended and restated Delek Logistics revolving credit agreement and cash on hand.

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
As of June 30, 2014, we owned a 60.0% limited partner interest in Delek Logistics, and a 96.1% interest in Logistics GP, which owns the 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek's partnership interest in Delek Logistics includes 2,799,258 common units, 11,999,258 subordinated units and 493,533 general partner units.
We have agreements with Delek Logistics that, among other things, establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.

With the exception of affiliate balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, as presented below, are included in the consolidated balance sheets of Delek.

	June 30, 2014	December 31, 2013(1)

	(In millions)
	(Unaudited)
ASSETS
Cash and cash equivalents	$2.4	$0.9
Accounts receivable	38.0	29.0
Inventory	24.8	17.5
Other current assets	0.8	0.3
Net property, plant and equipment	220.6	225.8
Goodwill	11.7	10.5
Intangible assets, net	11.8	12.3
Other non-current assets	4.3	5.0
Total assets	$314.4	$301.3
LIABILITIES AND EQUITY
Accounts payable	$39.7	$26.0
Accounts payable to related parties	2.6	1.5
Accrued expenses and other current liabilities	16.0	12.2
Revolving credit facility	239.0	164.8
Asset retirement obligations	3.2	3.1
Deferred tax liabilities	0.4	0.3
Other non-current liabilities	5.6	6.2
Equity	7.9	87.2
Total liabilities and equity	$314.4	$301.3

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

Carrying value of inventories consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Refinery raw materials and supplies	$269.0	$250.9
Refinery work in process	77.5	58.6
Refinery finished goods	206.1	299.2
Retail fuel	19.4	19.2
Retail merchandise	27.1	26.9
Logistics refined products	24.8	17.5
Total inventories	$623.9	$672.3
At June 30, 2014 and December 31, 2013, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $52.0 million and $51.5 million, respectively.
Permanent Liquidations
During the three and six months ended June 30, 2014, we incurred a permanent reduction in a LIFO layer resulting in a liquidation (loss) gain in our refinery inventory of $(1.8) million and $2.3 million, respectively. These liquidations were recognized as a component of cost of goods sold in the three and six months ended June 30, 2014.
During both the three and six months ended June 30, 2013, we incurred a permanent reduction in a LIFO layer resulting in a liquidation loss in our refinery inventory of a $0.7 million. These liquidations were recognized as a component of cost of goods sold in the three and six months ended June 30, 2013.
5. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Master Supply and Offtake Agreement (the "Supply and Offtake Agreement") with J. Aron & Company ("J. Aron"). Throughout the term of the Supply and Offtake Agreement, which was amended on December 23, 2013 to expire on April 30, 2017, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 barrels per day ("bpd") of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable related to this settlement of $13.4 million and $18.2 million as of June 30, 2014 and December 31, 2013, respectively, which is included in accounts receivable on the condensed consolidated balance sheet. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
While title to the inventories will reside with J. Aron, this arrangement will be accounted for as a product financing arrangement. Delek incurred fees payable to J. Aron of $2.6 million and $5.0 million during the three and six months ended June 30, 2014, respectively, and $2.1 million and $4.2 million during the three and six months ended June 30, 2013, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the Supply and Offtake Agreement on April 30, 2017 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At June 30, 2014, Delek had 3.3 million barrels of inventory consigned for J. Aron and we have recorded liabilities associated with this consigned inventory of $338.8 million in the condensed consolidated balance sheet.

6. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	June 30, 2014	December 31, 2013
MAPCO Revolver	$107.0	$67.5
DKL Revolver	239.0	164.8
Wells Term Loan	70.0	—
Reliant Bank Revolver	17.0	10.0
Promissory notes	73.0	77.4
Lion Term Loan, net of $0.3 million debt discount at June 30, 2014	109.7	90.0
Capital lease obligations	0.5	0.6
	616.2	410.3
Less: Current portion of long-term debt, notes payable and capital lease obligations	49.0	33.7
	$567.2	$376.6
MAPCO Revolver
Our subsidiary, MAPCO Express, has a revolving credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders that was amended and restated on May 6, 2014 (the "MAPCO Revolver"). The MAPCO Revolver consists of a $160.0 million revolving credit limit which includes (i) a $10.0 million swing line loan sub-limit; (ii) a $40.0 million letter of credit sub-limit; and (iii) an accordion feature which permits an increase in borrowings by up to $50.0 million, subject to additional lender commitments. As of June 30, 2014, we had $107.0 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $2.6 million, with approximately $50.4 million availability remaining. Borrowings under the MAPCO Revolver are secured by (i) substantially all the assets of MAPCO Express and its subsidiaries, subject to certain exceptions and limitations, (ii) all of Delek’s shares in MAPCO Express and (iii) a limited guaranty provided by Delek of up to $50.0 million in obligations. The MAPCO Revolver will mature on May 6, 2019. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or London Interbank Offered Rate ("LIBOR") rate loans. At June 30, 2014, the weighted average borrowing rate was approximately 3.66%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2014, this fee was 0.35% per year.
Wells ABL
Our subsidiary, Delek Refining, Ltd. has an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the "Wells ABL") that consists of (i) a $600 million revolving loan (the "Wells Revolving Loan"), which includes a $55.0 million swing line loan sub-limit and a $550.0 million letter of credit sub-limit, (ii) a $70.0 million delayed single draw term loan (the "Wells Term Loan") and (iii) an accordion feature which permits an increase in revolving credit commitments of up to $875.0 million subject to additional lender commitments and the satisfaction of certain other conditions precedent. The Wells Revolving Loan matures on January 16, 2019 and the Wells Term Loan matures on December 31, 2016. The Wells Term Loan is subject to repayment in level principal installments of approximately $5.8 million per quarter beginning December 31, 2014, with a final balloon payment due on December 31, 2016. As of June 30, 2014, under the Wells ABL we had letters of credit issued totaling approximately $123.7 million and no revolving borrowed amounts outstanding; under the Wells Term Loan we had $70.0 million outstanding. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the Wells Revolving Loan and Wells Term Loan bear interest based on separate predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At June 30, 2014, the weighted average borrowing rate under the Wells Term Loan was approximately 3.90%. Additionally, the Wells ABL requires us to pay a quarterly credit utilization fee. As of June 30, 2014, this fee was approximately 0.38% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, as of June 30, 2014, was $350.5 million.

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
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of June 30, 2014, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on November 7, 2017. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR rate, or a Canadian Dealer Offered Rate ("CDOR") rate plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At June 30, 2014, the weighted average borrowing rate was approximately 2.70%. Additionally, the DKL Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2014, this fee was 0.50% per year. As of June 30, 2014, Delek Logistics had $239.0 million of outstanding borrowings under the DKL Revolver, as well as letters of credit issued of $13.5 million. Amounts available under the DKL Revolver, as of June 30, 2014, were approximately $147.5 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank which was amended on June 26, 2014 (the "Reliant Bank Revolver"). The Reliant Bank Revolver provides for unsecured loans of up to $17.0 million. As of June 30, 2014, we had $17.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2016, and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of June 30, 2014, the weighted average borrowing rate was 5.25%. As of June 30, 2014, we had no undrawn amounts available under the Reliant Bank Revolver.
Promissory Notes
In 2011, Delek began construction on new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate notes for each BTS project with Standard Insurance Company (collectively, the "Notes") varying in size from $1.0 million to $2.2 million. The Notes bear interest at fixed rates, ranging from 5.00% to 6.38% per annum. Each of the Notes is secured by the land or leasehold interest, as applicable, and the building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, payments of principal on each respective Note are due over a ten-year term calculated using a 25-year amortization schedule. If any Note is not paid in full after the initial ten-year period, we may continue to make monthly payments under the Note; however, the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first 20-year period. The final maturity dates of the Notes range from June 1, 2036 to November 1, 2039. As of June 30, 2014, we had amounts drawn under 29 Notes related to these BTS projects, for a total amount of approximately $38.8 million outstanding under the Notes.
On April 29, 2011, Delek entered into a $50.0 million promissory note (the "Ergon Note") with Ergon, Inc. ("Ergon") in connection with the closing of our acquisition of Lion Oil. As of June 30, 2014, $30.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.00% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note (the "Ergon Paline Note") with Ergon Terminaling, Inc. ("Ergon Terminaling") in connection with the closing of the acquisition of all of the membership interests of Paline from Ergon Terminaling. The Ergon Paline Note was subsequently assigned by Ergon Terminaling to Ergon. As of June 30, 2014, $4.2 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately $2.1 million each commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at a fixed rate equal to 6.00% per annum.

Lion Term Loan
Our subsidiary, Lion Oil, has a term loan credit facility (the "Lion Term Loan") with Israel Discount Bank of New York, Bank Hapoalim B.M and Fifth Third Bank as the lenders. The Lion Term Loan was amended on June 23, 2014 to add Fifth Third Bank as an additional lender in the principal amount of $20.0 million, thereby increasing the total loan size to $110.0 million. As of June 30, 2014, $110.0 million was outstanding under the Lion Term Loan. The Lion Term Loan requires Delek to make quarterly amortization payments of $5.5 million each commencing on December 31, 2014. The Lion Term Loan matures on December 18, 2018, and is secured by (i) all assets of Lion Oil (excluding inventory and accounts receivable), (ii) all of our shares in Lion Oil, and (iii) a first priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Interest on the unpaid balance of the Lion Term Loan is computed at a rate per annum equal to the LIBOR Rate or the Reference Rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.50% per annum. As of June 30, 2014, the weighted average borrowing rate was 5.50%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, DKL Revolver, Reliant Bank Revolver and Lion Term Loan we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with a fixed charge coverage ratio financial covenant under the Wells ABL during the three months ended June 30, 2014, we may be required to comply with this covenant at times when the borrowing base excess availability is less than certain thresholds, as defined in the Wells ABL. We believe we were in compliance with all covenant requirements under each of our credit facilities as of June 30, 2014.
Certain of our credit facilities contain limitations on the incurrence of additional indebtedness, making of investments, creation of liens, dispositions of property, making of restricted payments and transactions with affiliates. Specifically, these covenants may limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares with respect to the equity of our subsidiaries. Additionally, certain of our credit facilities limit our ability to make investments, including extensions of loans or advances to, or acquisition of equity interests in, or guarantees of obligations of, any other entities.
Interest-Rate Derivative Instruments
Delek entered into interest rate swap and cap agreements for a total notional amount of $205.0 million. These agreements are intended to economically hedge floating interest rate risk related to our current debt. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"), the fair value of the derivatives is recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in 2015 and 2016. The estimated mark-to-market liability associated with our interest rate derivatives, as of June 30, 2014 and December 31, 2013, was $2.0 million and $2.7 million, respectively.
In accordance with ASC 815, we recorded non-cash income representing the change in estimated fair value of the interest rate swap and cap agreements of $0.4 million and $0.7 million for the three and six months ended June 30, 2014, respectively, and $0.8 million and $1.2 million for the three and six months ended June 30, 2013, respectively.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to apply that treatment for future transactions.
7. Income Taxes
At June 30, 2014, Delek had unrecognized tax benefits of $0.3 million that, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount was recognized related to unrecognized tax benefits during both the three and six months ended June 30, 2014 and 2013.

8. Stockholders' Equity

Changes to equity during the six months ended June 30, 2014 are presented below (in millions):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2013	$935.0	$185.4	$1,120.4
Net income	88.6	13.9	102.5
Unrealized gain on cash flow hedges, net of deferred income tax expense of $9.6 million and ineffectiveness of $14.2 million	16.9	—	16.9
Common stock dividends ($0.50 per share)	(29.8)	—	(29.8)
Distribution to non-controlling interest	—	(7.9)	(7.9)
Equity-based compensation expense	6.0	0.6	6.6
Purchase of common stock	(7.9)	—	(7.9)
Income tax benefit of equity-based compensation expense	1.3	—	1.3
Taxes paid due to the net settlement of equity-based compensation	(4.1)	—	(4.1)
Exercise of equity-based awards	0.7	—	0.7
Balance at June 30, 2014	$1,006.7	$192.0	$1,198.7

Dividends

During the six months ended June 30, 2014, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Payment Date
February 25, 2014	$0.15	March 11, 2014	March 25, 2014
March 13, 2014	$0.10	April 3, 2014	April 24, 2014
May 6, 2014	$0.15	May 27, 2014	June 17, 2014
June 11, 2014	$0.10	June 26, 2014	July 17, 2014

Stock Repurchase Program

On March 13, 2014, we announced that our Board of Directors had authorized a $50.0 million common stock repurchase program. The repurchases are intended to be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend upon prevailing market prices, general economic and market conditions and other considerations. The stock repurchase program does not obligate us to acquire any particular amount of stock and the authorization under the stock repurchase program will expire on December 31, 2014. During the three and six months ended June 30, 2014, we repurchased 260,244 shares of common stock, for a total of $7.9 million, under the stock repurchase program. See Note 15 for additional information regarding the stock repurchase program.

9. Equity Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
Compensation expense for equity-based awards amounted to $2.9 million ($1.9 million, net of taxes) and $5.5 million ($3.6 million, net of taxes) for the three and six months ended June 30, 2014, respectively, and $2.3 million ($1.5 million, net of taxes) and $4.3 million ($2.8 million, net of taxes) for the three and six months ended June 30, 2013, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of June 30, 2014, there was $30.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.6 years.
We issued 138,954 and 219,136 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three and six months ended June 30, 2014, respectively, and 222,921 and 437,677 shares of common stock during the three and six months ended June 30, 2013, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. These withheld shares totaled 57,835 and 115,987 shares during the three and six months ended June 30, 2014, respectively, and 105,341 and 263,973 during the three and six months ended June 30, 2013, respectively.
Delek Logistics, GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for these awards was $0.4 million ($0.3 million, net of taxes) and $0.8 million ($0.5 million, net of taxes) for the three and six months ended June 30, 2014, respectively, and $0.9 million ($0.6 million, net of taxes) for both the three and six months ended June 30, 2013, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of June 30, 2014, there was $5.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.4 years.
Granting of GP Interest
On March 10, 2013, we granted membership interests in Logistics GP, the general partner of Delek Logistics, to certain executives, including Ezra Uzi Yemin, our Chairman, President and Chief Executive Officer. These interests consisted of a total 1.4% membership interest in Logistics GP and vested on June 10, 2013. On December 10, 2013, we granted Mr. Yemin an additional 4.0% membership interest in Logistics GP. Half of the 4.0% vested immediately, 0.50% vested on June 10, 2014 and, subject to Mr. Yemin's continued employment with Delek, 0.25% will vest every six months following June 10, 2014 through June 10, 2017. Total compensation expense recognized for these grants amounted to $0.1 million ($0.1 million, net of taxes) and $0.3 million ($0.2 million, net of taxes) for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, there was $0.6 million of total unrecognized compensation cost related to non-vested GP membership interests, which is expected to be recognized over a weighted-average period of 2.9 years.
10. Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding	59,283,465	58,925,800	59,266,256	59,246,988
Dilutive effect of equity instruments	591,796	905,085	603,723	1,008,538
Weighted average common shares outstanding, assuming dilution	59,875,261	59,830,885	59,869,979	60,255,526
Outstanding common share equivalents totaling 1,944,161 were excluded from the diluted earnings per share calculation for both the three and six months ended June 30, 2014, compared to 1,040,025 excluded for both the three and six months ended June 30, 2013, as these common share equivalents did not have a dilutive effect under the treasury stock method.

11. Segment Data
We report our operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment contribution margin.
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
Effective April 1, 2014, we revised the structure of the internal financial information reviewed by management and began allocating the results of hedging activity previously reported in corporate, other and eliminations to our refining segment. The historical results of this hedging activity have been reclassified to conform to the current presentation. The assets and/or liabilities associated with this hedging activity have not been allocated to the refining segment.
Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Operations which are not specifically included in the reportable segments are included in the corporate and other category, which primarily consists of operating expenses associated with ancillary company operations and intercompany eliminations.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of June 30, 2014, we had 362 stores in total, consisting of 196 located in Tennessee, 90 in Alabama, 48 in Georgia, 12 in Arkansas, 8 in Virginia, 5 in Kentucky and 3 in Mississippi. The retail fuel and convenience stores operate under our MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 48 dealer locations as of June 30, 2014. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining segment has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $3.6 million and $7.1 million during the three and six months ended June 30, 2014, respectively, and $3.7 million and $6.7 million during the three and six months ended June 30, 2013, respectively. Additionally, the refining segment pays transportation and storage fees to the logistics segment for the utilization of certain crude and finished product pipeline and tank assets. These fees were $24.1 million and $45.1 million during the three and six months ended June 30, 2014, respectively, and $11.8 million and $23.7 million during the three and six months ended June 30, 2013, respectively. The refining segment sold finished product and services to the retail and logistics segments in the amount of $187.4 million and $294.6 million during the three and six months ended June 30, 2014, respectively, and $128.1 million and $182.6 million during the three and six months ended June 30, 2013, respectively. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended June 30, 2014
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,659.2	$508.6	$207.4	$(0.5)	$2,374.7
Intercompany fees and sales	187.4	—	29.0	(216.4)	—
Operating costs and expenses:
Cost of goods sold	1,662.2	457.1	196.6	(210.6)	2,105.3
Operating expenses	58.7	34.8	9.6	(0.8)	102.3
Segment contribution margin	$125.7	$16.7	$30.2	$(5.5)	167.1
General and administrative expenses					32.9
Depreciation and amortization					28.2
Operating income					$106.0
Total assets	$2,104.5	$466.3	$314.4	$274.4	$3,159.6
Capital spending (excluding business combinations)	$24.1	$6.5	$1.0	$7.5	$39.1

	Three Months Ended June 30, 2013
	Refining(1)	Retail	Logistics	Corporate, Other and Eliminations(1)	Consolidated
Net sales (excluding intercompany fees and sales)	$1,480.3	$493.9	$212.9	$0.3	$2,187.4
Intercompany fees and sales	128.1	—	17.2	(145.3)	—
Operating costs and expenses:
Cost of goods sold	1,454.4	443.8	207.9	(140.0)	1,966.1
Operating expenses	51.6	34.1	9.9	(0.3)	95.3
Segment contribution margin	$102.4	$16.0	$12.3	$(4.7)	126.0
General and administrative expenses					28.1
Depreciation and amortization					21.6
Other operating income					$(1.5)
Operating income					$77.8
Total assets	$1,889.9	$438.8	$323.6	$30.1	$2,682.4
Capital spending (excluding business combinations)	$18.2	$6.7	$3.4	$8.2	$36.5

	Six Months Ended June 30, 2014
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$2,914.8	$940.2	$385.7	$(0.3)	$4,240.4
Intercompany fees and sales	294.6	—	54.2	(348.8)	—
Operating costs and expenses:
Cost of goods sold	2,863.8	850.6	368.8	(337.5)	3,745.7
Operating expenses	116.7	67.0	18.9	(1.8)	200.8
Segment contribution margin	$228.9	$22.6	$52.2	$(9.8)	293.9
General and administrative expenses					67.4
Depreciation and amortization					52.8
Operating income					$173.7
Capital spending (excluding business combinations)	$127.3	$13.1	$2.0	$11.0	$153.4

	Six Months Ended June 30, 2013
(In millions)	Refining(1)	Retail	Logistics	Corporate, Other and Eliminations(1)	Consolidated
Net sales (excluding intercompany fees and sales)	$3,095.3	$942.7	$408.9	$0.4	$4,447.3
Intercompany fees and sales	182.6	—	32.1	(214.7)	—
Operating costs and expenses:
Cost of goods sold	2,894.5	853.1	395.8	(205.1)	3,938.3
Operating expenses	110.1	65.7	19.0	(0.8)	194.0
Segment contribution margin	$273.3	$23.9	$26.2	$(8.4)	315.0
General and administrative expenses					60.7
Depreciation and amortization					43.6
Other operating income					(1.5)
Operating income					$212.2
Capital spending (excluding business combinations)	$31.1	$12.1	$7.1	$14.2	$64.5

(1)	Hedging activity previously reported in corporate, other and eliminations has been allocated to the refining segment.

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three and six months ended June 30, 2014 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$1,027.6	$266.5	$497.2	$50.5	$1,841.8
Less: Accumulated depreciation	(218.6)	(45.8)	(181.3)	(6.9)	(452.6)
Property, plant and equipment, net	$809.0	$220.7	$315.9	$43.6	$1,389.2
Depreciation expense for the three months ended June 30, 2014	$16.3	$3.3	$7.1	$1.2	$27.9
Depreciation expense for the six months ended June 30, 2014	$29.2	$6.5	$14.2	$2.3	$52.2
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
Delek applies the provisions of ASC 820, Fair Value Measurements ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our interest rate and commodity derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material at this time.
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
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2014 and December 31, 2013, was as follows (in millions):

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$116.2	$—	$116.2
Liabilities
Commodity derivatives	—	(63.0)	—	(63.0)
Interest rate derivatives	—	(2.0)	—	(2.0)
Total liabilities	—	(65.0)	—	(65.0)
Net assets	$—	$51.2	$—	$51.2

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$23.9	$—	$23.9
Interest rate derivatives	—	0.1	—	0.1
Total assets	—	24.0	—	24.0
Liabilities
Commodity derivatives	—	(24.9)	—	(24.9)
Interest rate derivatives	—	(2.8)	—	(2.8)
Total liabilities	—	(27.7)	—	(27.7)
Net liabilities	$—	$(3.7)	$—	$(3.7)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, and where the legal right of offset exists. As of June 30, 2014 and December 31, 2013, $2.0 million and $2.6 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the derivative positions with each counterparty.

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
The following table presents the fair value of our derivative instruments, as of June 30, 2014 and December 31, 2013. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will differ from the amounts presented in our condensed consolidated balance sheets (in millions):

		June 30, 2014		December 31, 2013
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$59.1	$(35.9)	$18.0	$(8.2)
OTC commodity swaps(1)	Other current liabilities	—	—	0.9	(3.8)
Interest rate derivatives	Other long term assets	—	—	0.1	—
Interest rate derivatives	Other long term liabilities	—	(2.0)	—	(2.8)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	57.1	(27.1)	3.4	(10.2)
OTC commodity swaps(1)	Other current liabilities	—	—	1.5	(2.7)
Total gross fair value of derivatives		$116.2	$(65.0)	$23.9	$(27.7)
Less: Counterparty netting and cash collateral(2)		63.0	(65.0)	20.1	(22.8)
Total net fair value of derivatives		$53.2	$—	$3.8	$(4.9)

(1)
As of June 30, 2014 and December 31, 2013, we had open derivative contracts representing 43,115,500 barrels and 19,927,000 barrels, respectively, of crude oil and refined petroleum products. Of these open contracts, contracts representing 14,886,000 and 9,292,000 barrels were designated as hedging instruments as of June 30, 2014 and December 31, 2013, respectively.

(2)
As of June 30, 2014 and December 31, 2013, $2.0 million and $2.6 million, respectively, of cash collateral has been netted with the derivative positions with each counterparty. Included in these amounts is $2.0 million of cash collateral associated with our interest rate derivatives as of both June 30, 2014 and December 31, 2013.

Recognized gains (losses) associated with derivatives not designated as hedging instruments for the three and six months ended June 30, 2014 and 2013 are as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	Income Statement Location	2014	2013	2014	2013
OTC commodity swaps	Cost of goods sold	$1.1	$3.6	$28.9	$(0.6)
Interest rate derivatives	Interest expense	0.4	0.8	0.7	1.2
	Total	$1.5	$4.4	$29.6	$0.6
Gains on our derivatives designated as cash flow hedging instruments for the three and six months ended June 30, 2014 and 2013 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OTC commodity swaps:
Gain recognized in OCI (effective portion)	$10.5	$—	$40.0	$—
(Loss) gain reclassified from accumulated OCI into cost of goods sold on closed positions (effective portion)	$(3.8)	$—	$(2.1)	$0.6
Gain recognized in cost of goods sold related to ineffectiveness	$11.1	$—	$14.2	$—
For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014 and December 31, 2013, gains (losses) of $12.8 million and $(4.0) million, respectively, on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. Losses of $2.5 million and $1.3 million, net of tax, on settled contracts were reclassified into cost of sales during the three and six months ended June 30, 2014. Gains of $0.4 million, net of tax, on settled contracts were reclassified into cost of sales during the six months ended June 30, 2013. We estimate that $19.7 million of these deferred gains will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the both three and six months ended June 30, 2014, there were gains of $1.5 million reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting. There were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting for the three or six months ended June 30, 2013.
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
Environmental, Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the U.S. Environmental Protection Agency (the "EPA"), the United States Department of Transportation/Pipeline and Hazardous Materials Safety Administration, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our refineries, terminals, pipelines, underground storage tanks ("USTs") and related operations, and may be subject to revocation, modification and renewal.
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
As of June 30, 2014, we have recorded an environmental liability of approximately $9.7 million, primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisition. We expect approximately $0.6 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.1 million in other current assets and $0.5 million in other non-current assets in our condensed consolidated balance sheet as of June 30, 2014. Approximately $0.9 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.

Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of June 30, 2014, the amount accrued for such UST-related remediation was less than $0.1 million.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter of 2010 to partially reduce gasoline benzene levels. However, it is necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits have been acquired that we believe will be sufficient to cover our obligations through at least 2015, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of such credits. For example, a project to reduce gasoline benzene levels was completed at the El Dorado refinery in June 2011.
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
Since the 2010 calendar year, EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Effective January 2011, the EPA began regulating GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration ("PSD") and Federal Operating Permit ("Title V") programs. While these rules do not impose any limits or controls on GHG emissions from current operations, emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as Best Available Control Technologies ("BACT"). In June 2014, The United States Supreme Court ruled that the EPA may not require PSD and Title V permits solely because of GHG emissions, but may require BACT for GHG emissions if emissions of other pollutants would otherwise require PSD permitting. We believe this decision will not materially affect permitting issues for our operations.
In mid-2012, the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants. In September 2012, the EPA finalized revisions to the NSPS for Petroleum Refineries ("NSPS Subpart Ja") that primarily affects flares and process heaters. We believe our existing process heaters meet the applicable requirements and our refineries have not received any associated inquiries or requests for information and are not a party to any associated enforcement action at this time. Affected flares have three years to comply with the new standard, and it is likely the standard will impact the way some flares at our Tyler and El Dorado refineries are designed and/or operated. We are planning capital projects at our refineries related to flare compliance with NSPS Subpart Ja that will be implemented in 2014-2016.
In June 2014, the EPA proposed rules to further regulate refinery air emissions through additional NSPS and Maximum Achievable Control Technology ("MACT") requirements. The proposed rules would require capital expenditures for additional controls on the Tyler refinery’s coker and for the relief systems, flares, tanks and other sources at both refineries, as well as requiring changes to the way we operate or start up some process units. The proposed rule would also require that we monitor property line benzene concentrations and provide the results to the EPA who will make the results available to the public. The EPA anticipates finalizing the proposed rules in April 2015 with approximately three years to comply with most of the requirements. If the proposed rules are finalized, we do not anticipate that any required capital and operating costs will be material and do not believe compliance will affect our production capacities or have a material adverse effect upon our business, financial condition of results of operations.
The Energy Independence and Security Act of 2007 ("EISA") increased the amounts of renewable fuel required to be blended into domestic transportation fuel supplies by the Energy Policy Act of 2005 to 32 billion gallons by 2022. The Renewable Fuel Standard - 2 (RFS-2) rule finalized by the EPA in 2010 to implement EISA, requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 9.2% of combined gasoline and diesel volume in 2012, increasing to 9.6% in 2013 and escalating annually to approximately 18% by 2022. Because the mandate requires specified volumes of biofuels, if the demand for motor fuels decreases in future years even higher percentages of biofuels may be required. Alternatively, credits called Renewable Identification Numbers ("RINs") can be used instead of physically blending biofuels. The Tyler refinery began supplying a 10% ethanol gasoline blend (E-10) in January 2008 and 5% biodiesel blends in June 2011. The El Dorado refinery completed projects at its truck loading rack in June 2011 to make E-10 available and in July 2012 to make biodiesel blends available. In 2013, we internally generated, through our logistics, retail and refining segments, most of the RINs required to meet the obligations of our refineries, including a carryover of 2012 RINs, with a net surplus of biodiesel RINs that were available to be sold to purchase RINs in other categories.
The EPA has proposed slightly lower overall renewable fuel obligations for 2014 in recognition of blending issues associated with exceeding the 10% "blendwall" in gasoline; however, the EPA is not expected to finalize the required volumes until sometime in the third quarter of 2014. The EPA could require increased volumes compared with the proposed volumes. If the proposed rule is finalized, it is likely we will obtain most of the RINs required for 2014 compliance through internal operations of our refineries and other business units. If the proposed volumes are not finalized, resulting in higher volumes than in 2013, it will likely be necessary for our refineries to purchase RINs in the market, but it is not possible at this time to predict what those volumes may be.
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
Following the November 2008 explosion and fire at the Tyler refinery, the EPA conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards. In late 2011, the EPA referred an enforcement action to the DOJ and we are in discussions with the EPA and the DOJ regarding resolution to the alleged compliance issues. Any penalties and injunctive relief required to settle the matter are not expected to be material.
We have detected several crude oil releases, including a release at Magnolia Station in March 2013, a release near Macedonia, Arkansas in October 2013 and a release in Haynesville, Louisiana in April 2014. Based on current information available to us, we do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
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
Letters of Credit
As of June 30, 2014, Delek had in place letters of credit totaling approximately $141.9 million with various financial institutions securing obligations primarily with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment and gasoline and diesel purchases for the logistics segment. No amounts were drawn by beneficiaries of these letters of credit at June 30, 2014.
15. Subsequent Events
Dividend Declaration
On August 5, 2014, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on September 16, 2014 to shareholders of record on August 26, 2014.

Stock Repurchase Program
On August 5, 2014, our Board of Directors increased the authorization under our stock repurchase program by $50.0 million to $100.0 million. Through August 6, 2014, approximately $12.7 million of the stock repurchase authorization has been utilized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 3, 2014, as amended by Amendment No. 1 on Form 10-K/A that was filed with the SEC on June 26, 2014 (collectively, the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. Unless the context otherwise requires, references to "Delek," "the Company," and "we," "our," or "us," and like terms refer to Delek US Holdings, Inc. and its consolidated subsidiaries.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

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

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our operating segments or industry, generally;

•	our ability to execute our strategy of growth through acquisitions and to avoid or mitigate transactional risks in acquisitions;

•	diminishment of value in long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly those conditions affecting levels of spending relating to travel and tourism or affecting the southeastern United States;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments; and

•	other factors discussed under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and in our other filings with the SEC.
In light of these risks, uncertainties and assumptions, our actual results of operations and execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements, and you should not place undue reliance upon them. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. There can be no assurances that any of the events anticipated by the forward-looking statements will occur or, if any such events do occur, what impact they will have on our results of operations and financial condition.
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
Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) refining, (2) logistics, and (3) retail. Our refining segment operates independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude distillation capacity of 140,000 barrels per day ("bpd"). Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for both our refining segment and third parties. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 362 company-operated retail fuel and convenience stores located in Tennessee, Alabama, Georgia, Arkansas, Virginia, Kentucky and Mississippi.
We currently own a 60.0% limited partner interest in Delek Logistics Partners, LP ("Delek Logistics") and a 96.1% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the income distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us and included certain assets formerly owned or used by certain of our subsidiaries. In July 2013, Delek Logistics completed the acquisition of a terminal, storage tanks and related assets adjacent to the Tyler refinery from one of our other subsidiaries (the "Tyler Acquisition"); and, in February 2014, a subsidiary of Delek Logistics completed the acquisition from Lion Oil Company of certain storage tanks and the products terminal located at the El Dorado refinery (the "El Dorado Acquisition"). A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations.
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
Recent Developments
Tyler Expansion Project/Turnaround
During the first quarter of 2015, the Tyler refinery will conduct a maintenance turnaround, as well as replace the fluid catalytic cracking reactor. In addition, during the turnaround, we expect to complete a project to expand the crude nameplate capacity at the Tyler refinery by 15,000 barrels per day to 75,000 barrels per day. This expansion project is expected to cost approximately $69.8 million, of which an estimated $53.8 million is anticipated to be spent during 2014. This expansion project will be primarily financed with a $70.0 million delayed draw term loan under our Wells ABL credit facility.
Return to Shareholders
Dividends
On June 11, 2014, our Board of Directors authorized a special dividend of $0.10 per share, which was paid on July 17, 2014 to shareholders of record on June 26, 2014. This special dividend was in addition to the regular dividend of $0.15 per share, declared on May 6, 2014 and paid on June 17, 2014 to shareholders of record on May 27, 2014. On August 5, 2014, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on September 16, 2014 to shareholders of record on August 26, 2014.

Stock Repurchase Program

On March 13, 2014, we announced that our Board of Directors had authorized a $50.0 million common stock repurchase program. The repurchases are intended to be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend upon prevailing market prices, general economic and market conditions and other considerations. The stock repurchase program does not obligate us to acquire any particular amount of stock, and the authorization under the stock repurchase program will expire on December 31, 2014. During the second quarter of 2014, we purchased 260,244 shares of common stock, for $7.9 million, under the stock repurchase program for an average of $30.39 per share. On August 5, 2014, our Board of Directors increased the authorization under our stock repurchase program by $50.0 million to $100.0 million.
Economic Overview
Consolidated net income for the second quarter of 2014 was $54.9 million, or $0.92 per diluted share, compared to net income of $46.6 million, or $0.78 per diluted share, in the same period last year. Results for the second quarter of 2014 were positively impacted by improved refining margins which benefited from a wider discount between West Texas Intermediate ("WTI") Midland crude oil and WTI Cushing crude oil, as well as increased throughput at the El Dorado refinery and improved margins in the logistics segment. These were partially offset by a decline in the benchmark Gulf Coast crack spread to $17.10 per barrel in the second quarter of 2014 compared to $19.83 per barrel during the second quarter of 2013, resulting from a 9.49% increase in WTI crude oil, only partially offset by 5.88% and 2.10% increases in the U.S. Gulf Coast price of gasoline and Ultra-Low Sulfur Diesel ("ULSD"), respectively.
Refining Segment
Refining segment contribution margin increased to $125.7 million in the second quarter of 2014, versus $102.4 million in the second quarter of 2013. In the second quarter of 2014 and 2013, respectively, the refining segment operated at a combined average utilization rate of 97.9% and 94.5% and produced a combined 93.3% and 91.8% light products. The refining segment contribution margin was positively impacted by a wider discount between WTI Midland crude oil and WTI Cushing crude oil, to an average of $8.37 per barrel in the second quarter of 2014, versus $0.14 in the second quarter of 2013. This was partially offset by a one time, $22.6 million non-cash before tax expense related to the financial settlement under the the Master Supply and Offtake Agreement, as amended and restated, with J. Aron & Company (the "Supply and Offtake Agreement"). Also, market conditions resulted in a decline in the benchmark Gulf Coast crack spread, which averaged $17.10 per barrel in the second quarter of 2014, compared to $19.83 per barrel during the second quarter of 2013.
The Tyler refinery's refining margin was $18.90 per barrel sold in the second quarter of 2014, compared to $14.47 per barrel sold in the second quarter of 2013. The increase in refining margin per barrel was primarily attributable to the increase in the Midland WTI crude oil discount relative to WTI Cushing crude oil. The increased margins at the Tyler refinery were partially offset by a decrease in sales volumes, from 70,033 bpd in the second quarter of 2013 to 65,969 bpd in the second quarter of 2014. The decline in sales volumes is primarily attributable to a mechanical issue with the fluid catalytic cracking reactor, which reduced run rates for several days in late June 2014. The fluid catalytic cracking reactor was repaired early in July 2014 and is expected to be replaced as part of the first quarter 2015 turnaround of the Tyler refinery.
In the second quarter of 2014 and 2013, the El Dorado refinery operated at an average utilization rate of 98.8% and 84.8%, respectively. El Dorado's higher utilization rate in the second quarter of 2014 was attributable to the completion of the turnaround at the El Dorado refinery in the first quarter 2014, which improved light crude capability. The El Dorado refining margin was $8.59 per barrel sold during the second quarter of 2014, compared to $8.82 per barrel sold during the second quarter of 2013. The $22.6 million expense related to the Supply and Offtake Agreement reduced the El Dorado refining margin by $2.89 per barrel sold. This was partially offset by the wider discount between WTI Midland crude and WTI Cushing crude oil. Sales volumes at the El Dorado refinery increased 21.6% in the second quarter of 2014 as compared to the same period in 2013, due to increased production as a result of the ability to process additional barrels of light crude following work that was completed during the turnaround during the first quarter 2014.
Logistics Segment
Logistics segment contribution margin increased to $30.2 million in the second quarter of 2014, versus $12.3 million in the second quarter of 2013, primarily due to increased pipeline and transportation revenues associated with the Tyler Acquisition and El Dorado Acquisition, as well as improved margins in the west Texas operations, which benefited from a favorable supply/demand balance in the area due to downtime at refineries in the region. These increased revenues were partially offset by a 8.6% decline in west Texas sales volumes, to 17,450 bpd in the second quarter of 2014, versus 19,082 bpd in the prior-year period.

Retail Segment
Retail segment contribution margin increased to $16.7 million in the second quarter of 2014, versus $16.0 million in the second quarter of 2013. The increase in retail segment contribution margin was attributable to an increase in both fuel and merchandise volumes in the second quarter of 2014, as compared to the second quarter of 2013.
At the conclusion of the second quarter of 2014, the retail segment operated 362 locations, versus 370 locations in the prior-year period, as we continued our divestiture of under-performing properties in favor of newer, large-format locations. In the second quarter of 2014, we completed the construction of three new large-format retail stores. We expect to open an additional four to six large-format stores in the remainder of 2014.
Market Trends
Our results of operations are significantly affected by the cost of the commodities that we purchase, process, produce and sell. Sudden change in petroleum-based commodity prices is our primary source of market risk. Historically, our profitability has been affected by the volatility of commodity prices, including crude oil and refined products.
We continue to experience volatility in the energy markets. The price of WTI crude oil ranged from a high of $107.26 per barrel to a low of $91.66 per barrel during the first six months of 2014 and averaged $100.85 and $94.28 per barrel in the first six months of 2014 and 2013, respectively. The Gulf Coast crack spread ranged from a high of $21.36 per barrel to a low of $10.21 per barrel during the first six months of 2014 and averaged $16.06 per barrel during the first six months of 2014, compared to an average of $23.24 in the same period of 2013.
Our Tyler and El Dorado refineries both continued to have access to discounted WTI and WTI-linked crude feedstocks during the second quarter of 2014, compared to certain of our competitors.  However, as new pipelines and rail capabilities have increased others' access to price-advantaged crude oil supplies in the mid-continent region, we have experienced a decline in certain crude oil price differentials. The price of WTI crude oil held an average discount of $6.74 per barrel when compared to Brent crude oil during the second quarter of 2014, compared to a discount of $9.12 per barrel in the comparable period of 2013. However, the WTI Midland crude oil discount to WTI Cushing crude oil averaged $8.37 per barrel in the second quarter of 2014, compared to an average of $0.14 in the second quarter of 2013. As these price differentials decrease, so does our competitive advantage inherent in our access to WTI-linked crude oils.
Environmental regulations continue to affect our margins in the form of the increasing cost of Renewable Identification Numbers ("RINs"). On a consolidated basis, we work to balance our RIN obligations in order to minimize the effect of RINs on our results. While we generate RINs in all three operating segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs can adversely affect our results of operations. The cost of ethanol RINs has fluctuated from an average of $0.82 in the second quarter of 2013 to an average of $0.46 in the second quarter of 2014. The cost of biodiesel RINs fluctuated from an average of $1.44 in the second quarter of 2013 to an average of $0.85 in the second quarter of 2014.
As part of our overall business strategy, management determines the cost to store crude oil, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude oil or other intermediate feedstocks based on various factors, including the crude pricing market in the U.S. Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude oil vendors, and any other factors which may impact the costs of crude oil. During the first six months of 2014, refined product inventories decreased as compared to the end of 2013, due to a build-up of refined product inventory in the fourth quarter of 2013 in anticipation of the El Dorado refinery shutdown for the turnaround completed in the first quarter of 2014. This product inventory on hand, in addition to products transferred from the Tyler refinery, was used to meet customer demand during the shutdown for the turnaround.
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
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the six months ended June 30, 2014, from those disclosed in our Annual Report on Form 10-K.

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

Summary Financial and Other Information
The following table provides summary financial data for Delek:

	Three Months Ended		Six Months Ended
Statement of Operations Data	June 30,		June 30,
	2014	2013	2014	2013
	(In millions, except share and per share data)
Net sales:
Refining	$1,846.6	$1,608.4	$3,209.4	$3,277.9
Logistics	236.4	230.1	439.9	441.0
Retail	508.6	493.9	940.2	942.7
Other	(216.9)	(145.0)	(349.1)	(214.3)
Total	2,374.7	2,187.4	4,240.4	4,447.3
Operating costs and expenses:
Cost of goods sold	2,105.3	1,966.1	3,745.7	3,938.3
Operating expenses	102.3	95.3	200.8	194.0
General and administrative expenses	32.9	28.1	67.4	60.7
Depreciation and amortization	28.2	21.6	52.8	43.6
Other operating income	—	(1.5)	—	(1.5)
Total operating costs and expenses	2,268.7	2,109.6	4,066.7	4,235.1
Operating income	106.0	77.8	173.7	212.2
Interest expense	10.1	9.2	19.7	18.4
Interest income	—	(0.1)	(0.4)	(0.2)
Other income, net	0.1	(6.7)	—	(6.7)
Total non-operating expenses	10.2	2.4	19.3	11.5
Income before taxes	95.8	75.4	154.4	200.7
Income tax expense	32.6	24.4	51.9	67.6
Net income	63.2	51.0	102.5	133.1
Net income attributed to non-controlling interest	8.3	4.4	13.9	9.0
Net income attributable to Delek	$54.9	$46.6	$88.6	$124.1
Basic (loss) earnings per share	$0.93	$0.79	$1.49	$2.09
Diluted (loss) earnings per share	$0.92	$0.78	$1.48	$2.06
Weighted average common shares outstanding:
Basic	59,283,465	58,925,800	59,266,256	59,246,988
Diluted	59,875,261	59,830,885	59,869,979	60,255,526

	Six Months Ended June 30,
	2014	2013
Cash Flow Data:
Cash flows provided by operating activities	$172.0	$53.1
Cash flows used in investing activities	(164.3)	(69.2)
Cash flows provided by (used in) financing activities	152.4	(135.5)
Net increase (decrease) in cash and cash equivalents	$160.1	$(151.6)

	Three Months Ended June 30, 2014
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,659.2	$508.6	$207.4	$(0.5)	$2,374.7
Intercompany fees and sales	187.4	—	29.0	(216.4)	—
Operating costs and expenses:
Cost of goods sold	1,662.2	457.1	196.6	(210.6)	2,105.3
Operating expenses	58.7	34.8	9.6	(0.8)	102.3
Segment contribution margin	$125.7	$16.7	$30.2	$(5.5)	167.1
General and administrative expenses					32.9
Depreciation and amortization					28.2
Operating income					$106.0
Total assets	$2,104.5	$466.3	$314.4	$274.4	$3,159.6
Capital spending (excluding business combinations)	$24.1	$6.5	$1.0	$7.5	$39.1

	Three Months Ended June 30, 2013
	Refining(1)	Retail	Logistics	Corporate, Other and Eliminations(1)	Consolidated
Net sales (excluding intercompany fees and sales)	$1,480.3	$493.9	$212.9	$0.3	$2,187.4
Intercompany fees and sales	128.1	—	17.2	(145.3)	—
Operating costs and expenses:
Cost of goods sold	1,454.4	443.8	207.9	(140.0)	1,966.1
Operating expenses	51.6	34.1	9.9	(0.3)	95.3
Segment contribution margin	$102.4	$16.0	$12.3	$(4.7)	126.0
General and administrative expenses					28.1
Depreciation and amortization					21.6
Other operating income					$(1.5)
Operating income					$77.8
Total assets	$1,889.9	$438.8	$323.6	$30.1	$2,682.4
Capital spending (excluding business combinations)	$18.2	$6.7	$3.4	$8.2	$36.5

	Six Months Ended June 30, 2014
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$2,914.8	$940.2	$385.7	$(0.3)	$4,240.4
Intercompany fees and sales	294.6	—	54.2	(348.8)	—
Operating costs and expenses:
Cost of goods sold	2,863.8	850.6	368.8	(337.5)	3,745.7
Operating expenses	116.7	67.0	18.9	(1.8)	200.8
Segment contribution margin	$228.9	$22.6	$52.2	$(9.8)	293.9
General and administrative expenses					67.4
Depreciation and amortization					52.8
Operating income					$173.7
Capital spending (excluding business combinations)	$127.3	$13.1	$2.0	$11.0	$153.4

	Six Months Ended June 30, 2013
(In millions)	Refining(1)	Retail	Logistics	Corporate, Other and Eliminations(1)	Consolidated
Net sales (excluding intercompany fees and sales)	$3,095.3	$942.7	$408.9	$0.4	$4,447.3
Intercompany fees and sales	182.6	—	32.1	(214.7)	—
Operating costs and expenses:
Cost of goods sold	2,894.5	853.1	395.8	(205.1)	3,938.3
Operating expenses	110.1	65.7	19.0	(0.8)	194.0
Segment contribution margin	$273.3	$23.9	$26.2	$(8.4)	315.0
General and administrative expenses					60.7
Depreciation and amortization					43.6
Other operating income					(1.5)
Operating income					$212.2
Capital spending (excluding business combinations)	$31.1	$12.1	$7.1	$14.2	$64.5

(1)	Hedging activity previously reported in corporate, other and eliminations has been allocated to the refining segment.

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2014 versus the Three Months Ended June 30, 2013
In the second quarters of 2014 and 2013, we generated net sales of $2,374.7 million and $2,187.4 million, respectively, an increase of $187.3 million, or 8.6%. The increase in net sales was primarily due to an increase in sales volume attributable to increased throughputs at the El Dorado refinery, increases in the price of finished products in all three operating segments and increases in both fuel and merchandise volumes in the retail segment in the second quarter of 2014, compared to the same period in 2013.
Cost of goods sold was $2,105.3 million for the second quarter of 2014 compared to $1,966.1 million for the second quarter of 2013, an increase of $139.2 million, or 7.1%. The increase in cost of goods sold primarily resulted from the increased sales volumes at the El Dorado refinery, increased crude oil feedstock prices in the refining segment and increased finished product prices in both the retail and logistics segment. Further contributing to the increase was the one time expense related to the financial settlement under the Supply and Offtake Agreement.
Operating expenses were $102.3 million for the second quarter of 2014 compared to $95.3 million for the second quarter of 2013, an increase of $7.0 million, or 7.3%. The increase in operating expenses was primarily due to an increase in maintenance and contractor expenses at the refining segment and maintenance and credit expenses at the retail segment. These increases were partially offset by a decrease in chemicals expense and utilities at the logistics segment.
General and administrative expenses were $32.9 million and $28.1 million for the second quarter of 2014 and 2013, respectively, an increase of $4.8 million, or 17.1%. The increase in general and administrative expenses was primarily due to an increase in employee related expenses and outside services for the second quarter of 2014, as compared to the same period of 2013. This increase was partially offset by a decrease in contracted services. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $28.2 million for the second quarter of 2014 compared to $21.6 million for the second quarter of 2013, an increase of $6.6 million, or 30.6%. The increase in depreciation expense is primarily attributable to new capital expenditures, as well as several acquisitions completed in 2013.
Other operating income was $1.5 million in the second quarter of 2013 and was primarily related to a condemnation payment associated with one of our retail stores. We did not have any other operating income in the second quarter of 2014.
Interest expense was $10.1 million for the second quarter of 2014 compared to $9.2 million for the second quarter of 2013, an increase of $0.9 million, or 9.8%. The increase was primarily attributable to increases in interest costs under our credit facilities due to changes in debt utilization and interest rates thereunder and a decrease in gains associated with our interest rate derivatives in the second quarter of 2014, compared to the second quarter of 2013.
Income tax expense was $32.6 million for the second quarter of 2014, compared to $24.4 million for the second quarter of 2013, an increase of $8.2 million, or 33.6%. Our effective tax rate was 34.0% for the second quarter of 2014, compared to 32.4% for the second quarter 2013. The increase in our effective tax rate in the second quarter of 2014 was primarily due to a reduction in certain tax benefits and the actualization of prior year provision amounts.
Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2014 versus the Six Months Ended June 30, 2013
For the six months ended June 30, 2014 and 2013, we generated net sales of $4,240.4 million and $4,447.3 million, respectively, a decrease of $206.9 million, or 4.7%. The decrease in net sales is primarily due to decreases in the price of refined products in both the refining and retail segments and a decrease in sales volume in the logistics segment in the second quarter 2014, compared to the same period in 2013.
Cost of goods sold was $3,745.7 million for the six months ended June 30, 2014, compared to $3,938.3 million for the six months ended June 30, 2013, an decrease of $192.6 million, or 4.9%. The decrease in cost of goods sold primarily resulted from decreases in the cost of refined products across all three operating segments, as well as a decrease in sales volumes in the logistics segment.
Operating expenses were $200.8 million for the six months ended June 30, 2014, compared to $194.0 million for the six months ended June 30, 2013, an increase of $6.8 million, or 3.5%. The increase in operating expenses primarily resulted from maintenance expenses associated with environmental spill clean-up costs and a mechanical issue with the Tyler refinery's fluid catalytic cracking reactor, expenses associated with operating the biodiesel facility acquired in January 2014 and an increase in maintenance and utilities at the retail segment.
General and administrative expenses were $67.4 million for the six months ended June 30, 2014, compared to $60.7 million for the six months ended June 30, 2013, an increase of $6.7 million, or 11.0% . The increase is primarily attributable to increases in labor related expenses and outside services for the six months ended June 30, 2014, as compared to the same period of 2013. These increases were partially offset by a decline in contracted services for the six months ended June 30, 2014, as compared to the same period of 2013. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $52.8 million for the six months ended June 30, 2014, compared to $43.6 million for the six months ended June 30, 2013, an increase of $9.2 million, or 21.1%. This increase was primarily due to completed capital projects at the refining segment and the opening of new, large-format stores at the retail segment.
Other operating income was $1.5 million in the six months ended June 30, 2013 and was primarily related to a condemnation payment associated with one of our retail stores. We did not have any other operating income in the six months ended June 30, 2014.
Interest expense was $19.7 million for the six months ended June 30, 2014, compared to $18.4 million for the six months ended June 30, 2013, a decrease of $1.3 million, or 7.1%. The increase is attributable primarily due to interest costs under our credit facilities due to changes in debt utilization and interest rates thereunder and lower mark-to-market gains associated with our interest rate hedges.
Income tax expense was $51.9 million for the six months ended June 30, 2014, compared to $67.6 million for the six months ended June 30, 2013, a decrease of $15.7 million, or 23.2%. Our effective tax rate was 33.6% for the six months ended June 30, 2014, compared to 33.7% for the six months ended June 30, 2013.

Operating Segments
We report operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
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
Effective April 1, 2014, we revised the structure of the internal financial information reviewed by management and began allocating the results of hedging activity previously reported in corporate, other and eliminations to our refining segment. These results are further allocated on a percentage of throughput basis to the Tyler and El Dorado refinery operating margin per barrel statistics, shown below. The historical results of this hedging activity have been reclassified to conform to the current presentation.

Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tyler Refinery
Days operated in period	91	91	181	181
Total sales volume (average bpd)(1)	65,969	70,033	66,001	64,310
Products manufactured (average bpd):
Gasoline	34,073	37,436	35,543	35,573
Diesel/Jet	26,392	26,638	25,753	24,335
Petrochemicals, LPG, NGLs	2,749	3,120	2,350	2,330
Other	1,712	2,166	1,741	1,965
Total production	64,926	69,360	65,387	64,203
Throughput (average bpd):
Crude oil	58,021	64,439	58,148	58,554
Other feedstocks	7,787	6,354	8,127	6,870
Total throughput	65,808	70,793	66,275	65,424
Per barrel of sales(3):
Tyler refining margin(4)	$18.90	$14.47	$18.34	$19.20
Direct operating expenses(5)	$4.52	$4.00	$4.59	$4.64

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
El Dorado Refinery
Days in period	91	91	181	181
Total sales volume (average bpd)(2)	85,812	70,597	72,418	73,446
Products manufactured (average bpd):
Gasoline	39,619	34,032	31,143	33,035
Diesel	31,614	27,978	24,197	26,037
Petrochemicals, LPG, NGLs	1,095	1,386	850	1,402
Asphalt	6,804	8,560	4,927	8,570
Other	1,131	987	832	956
Total production	80,263	72,943	61,949	70,000
Throughput (average bpd):
Crude oil	79,010	67,860	58,349	65,895
Other feedstocks	3,314	6,322	5,337	5,253
Total throughput	82,324	74,182	63,686	71,148
Per barrel of sales(3):
El Dorado refining margin(4)	$8.59	8.82	$9.07	11.56
Direct operating expenses(5)	$3.89	3.78	$4.53	4.04

Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$103.07	$94.14	$100.85	$94.28
WTI — Midland crude oil (per barrel)	$95.45	$94.04	$94.07	92.51
US Gulf Coast 5-3-2 crack spread (per barrel)	$17.10	$19.83	$16.06	$23.24
US Gulf Coast Unleaded Gasoline (per gallon)	$2.88	$2.72	$2.75	$2.76
Ultra low sulfur diesel (per gallon)	$2.92	$2.86	$2.93	$2.97
Natural gas (per MMBTU)	$4.59	$4.02	$4.88	$3.76
_____________________________

(1)
Sales volume includes 794 bpd and 765 bpd sold to the logistics segment during the three and six months ended June 30, 2014, respectively, and 1,676 bpd and 1,475 bpd during the three and six months ended June 30, 2013, respectively. Sales volume also includes sales of 1,744 bpd and 4,370 bpd of intermediate and finished products to the El Dorado refinery during the three and six months ended June 30, 2014, respectively, and 3,016 bpd and 1,475 bpd of intermediate and finished products during the three and six months ended June 30, 2013, respectively.

(2)
Sales volume includes 4,002 bpd and 3,949 bpd of produced finished product sold to the retail segment during the three and six months ended June 30, 2014, respectively, and 2,928 bpd and 3,022 bpd during the three and six months ended June 30, 2013, respectively. Sales volume also includes 1,142 and 1,661 bpd of produced finished product sold to the Tyler refinery during the three and six months ended June 30, 2014, respectively, and 1,280 and 899 bpd during the three and six months ended June 30, 2013, respectively. Sales volume excludes 13,805 bpd and 12,669 bpd of wholesale activity during the three and six months ended June 30, 2014, respectively, and 20,014 bpd and 22,441 bpd of wholesale activity during the three and six months ended June 30, 2013, respectively.

(3)	"Per barrel of sales" information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) by the total barrels sold during the period.

(4)	"Refining margin" is defined as refinery net sales less cost of goods sold.

(5)	"Direct operating expenses" are defined as operating expenses attributed to the refining segment.

Comparison of the Three Months Ended June 30, 2014 versus the Three Months Ended June 30, 2013
Contribution margin for the refining segment in the second quarter 2014 was $125.7 million, or 75.2% of our consolidated contribution margin, compared to $102.4 million, or 81.3% of our consolidated segment contribution margin in the second quarter 2013. The increase to the refining segment contribution margin was primarily attributable to the increased margins at the Tyler refinery, as compared to the same period in 2013. The increase in margins at the Tyler refinery, from $14.47 per barrel sold in the second quarter 2013 to $18.90 per barrel sold in the second quarter 2014, was primarily due to an increase in the discount between Midland and Cushing crude oil, which accounted for approximately 52,000 bpd of the Tyler refinery's crude slate, from $0.14 per barrel in the second quarter 2013 to $8.37 in the second quarter 2014. This was offset by a decline in the benchmark Gulf Coast crack spread to an average of $17.10 per barrel in the second quarter 2014, compared to an average of $19.83 per barrel during second quarter 2013. The decline in the Gulf Coast crack spread was driven by a 9.49% increase in WTI crude oil, which was partially offset by a 5.88% and 2.10% increase in the U.S. Gulf Coast price of gasoline and ULSD, respectively. The increase in the average price of WTI crude oil can be attributed to a backwardated crude oil futures market during the second quarter 2014, compared to a market that was in contango during the second quarter 2013.
Net sales for the refining segment were $1,846.6 million for the second quarter of 2014 compared to $1,608.4 million for the second quarter of 2013, an increase of $238.2 million, or 14.8%. The increase was primarily due to a 21.6% increase in total sales volume at the El Dorado refinery, which was partially offset by a 5.8% decrease in sales volume at the Tyler refinery. The increase in sales volume at the El Dorado refinery was primarily the result of an increase in crude throughputs, attributable to the ability to process additional barrels of light crude following work that was completed during the turnaround in the first quarter 2014. Increases in the price of U.S. Gulf Coast Unleaded and Ultra-Low Sulfur Diesel further contributed to the increase in net sales in the second quarter of 2014 as compared to the second quarter of 2013. During the second quarters of 2014 and 2013, respectively, the refining segment sold $187.4 million and $128.1 million, or 17,205 bpd and 11,352 bpd, of finished product and services to the logistics and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the second quarter of 2014 for the refining segment was $1,662.2 million compared to $1,454.4 million for the second quarter of 2013, an increase of $207.8 million, or 14.3%. This increase was a result of the increase in sales volume at the El Dorado refinery due to increased throughputs attributable to the the turnaround completed in the first quarter 2014, an increase in the cost of WTI crude oil, from an average of $94.14 per barrel in the second quarter of 2013 to an average of $103.07 in the second quarter of 2014, and the one time expense related to the financial settlement under the Supply and Offtake Agreement. These increases were partially offset by an decrease in sales volume at the Tyler refinery, which are primarily attributable to a mechanical issue with the fluid catalytic cracking reactor, which reduced run rates late in the second quarter of 2014.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $24.1 million and $11.8 million during the second quarters of 2014 and 2013, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses for the refining segment were $58.7 million for the second quarter of 2014 compared to $51.6 million for the second quarter of 2013, an increase of $7.1 million, or 13.8%. The increase in operating expenses was primarily due to increased maintenance expenses associated with environmental spill clean-up costs and a mechanical issue with the Tyler refinery's fluid catalytic cracking reactor and increased contractor expenses attributable to the increased throughputs at the El Dorado refinery.
Comparison of the Six Months Ended June 30, 2014 versus the Six Months Ended June 30, 2013
Contribution margin for the refining segment for the six months ended June 30, 2014 was $228.9 million, or 77.9% of our consolidated contribution margin, compared to $273.3 million, or 86.8% of our consolidated segment contribution margin for the six months ended June 30, 2013. The decrease in the refining segment contribution margin was primarily attributable to the decreased margins at both the Tyler and El Dorado refineries, as compared to the same period in 2013. The decline in margins at both refineries, from a combined $15.13 per barrel sold in the six months ended June 30, 2013 to $13.49 per barrel sold in the six months ended June 30, 2014, primarily resulted from a decline in the benchmark Gulf Coast crack spread to an average of $16.06 per barrel in the six months ended June 30, 2014, compared to an average of $23.24 per barrel during the six months ended June 30, 2013. The decline in the Gulf Coast crack spread was driven by a 6.97% increase in WTI crude oil, coupled with declines of 0.36% and 1.35% in the U.S. Gulf Coast price of gasoline and ULSD, respectively.
Net sales for the refining segment were $3,209.4 million for the six months ended June 30, 2014, compared to $3,277.9 million for the six months ended June 30, 2013, a decrease of $68.5 million, or 2.1%. Net sales decreased due primarily to a decrease in the average price of U.S. Gulf Coast Unleaded and Ultra-Low Sulfur Diesel in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. During the six months ended June 30, 2014 and 2013, respectively, the refining segment sold $294.6 million and $182.6 million, or 13,673 bpd and 7,900 bpd, of finished product and services to the logistics and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the six months ended June 30, 2014 was $2,863.8 million compared to $2,894.5 million for the comparable 2013 period, a decrease of $30.7 million, or 1.1%. This decrease is primarily a result of gains associated with our hedging program, which more than offset the one-time expense related to the financial settlement under the Supply and Offtake Agreement.
Our refining segment has multiple service agreements with our logistics segment which, among other things, requires the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were$45.1 million and $23.7 million during the six months ended June 30, 2014 and 2013, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses were $116.7 million for the six months ended June 30, 2014, compared to $110.1 million for the six months ended June 30, 2013, an increase of $6.6 million, or 6.0%. This increase in operating expense was attributable to increased maintenance expenses associated with environmental spill clean-up costs, a mechanical issue with the Tyler refinery's fluid catalytic cracking reactor and increased operating expenses associated with the operation of the biodiesel facility acquired in January 2014.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	61,231	64,973	61,828	59,062
West Texas wholesale marketing throughputs (average bpd)	17,451	19,082	16,729	17,820
West Texas wholesale marketing margin per barrel	$6.52	$2.20	$5.06	$2.82
Terminalling throughputs (average bpd) (2)	98,962	13,961	94,468	13,898
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	59,038	49,270	41,936	47,155
Refined products pipelines to Enterprise Systems	59,888	47,315	45,908	45,348
SALA Gathering System	21,300	22,661	22,201	22,396
East Texas Crude Logistics System	3,223	11,468	7,105	31,198
_____________________________

(1)	Excludes jet fuel and petroleum coke.

(2)
Consists of terminalling throughputs at our Tyler and Big Sandy, Texas, North Little Rock and El Dorado, Arkansas, and Memphis and Nashville, Tennessee terminals. Throughputs for the Tyler, Texas terminal are presented for the three and six months ended June 30, 2014. Prior to July 27, 2013, the logistics segment did not record revenue for throughput at the Tyler, Texas terminal. Throughputs for the North Little Rock terminal are presented for the three and six months ended June 30, 2014, following its acquisition in October 2013. Throughputs for the Big Sandy terminal are presented for the three and six months ended June 30, 2014, following its commencement of operations in December 2013. Throughputs at the El Dorado, Arkansas terminal are for the period from February 10, 2014 through June 30, 2014. Prior to February 10, 2014, the logistics segment did not record revenue for throughput at the El Dorado, Arkansas terminal. Throughputs for the Memphis and Nashville, Tennessee terminals are for all periods presented.

Comparison of the Three Months Ended June 30, 2014 versus the Three Months Ended June 30, 2013
Contribution margin for the logistics segment in the second quarter of 2014 was $30.2 million, or 18.1% of our consolidated segment contribution margin, compared to $12.3 million, or 9.8% of our consolidated segment contribution margin, in the second quarter of 2013. The increase in the logistics segment contribution margin was primarily attributable to higher margins achieved on our operations in west Texas as a result of favorable supply/demand balance due to downtime at refineries in the region during the second quarter of 2014 as compared to the second quarter of 2013. Further contributing to the increase were increases in net sales as a result of the effect of the throughput and tankage agreements with the refining segment, in connection with the El Dorado Acquisition and the Tyler Acquisition.
Net sales for the logistics segment were $236.4 million in the second quarter of 2014 compared to $230.1 million for the second quarter of 2013, an increase of $6.3 million, or 2.7%. The increase in net sales is primarily due to an increase in revenues due to the operation of assets acquired in the Tyler Acquisition and the El Dorado Acquisition, which was partially offset by a decrease in total sales volume in the west Texas wholesale market, which averaged 17,450 bpd in the second quarter of 2014 compared to 19,082 bpd in the second quarter of 2013, due to lower pipeline shipments to the terminals. Net sales included $3.6 million and $3.7 million of net service fees paid by our refining segment to our logistics segment during the second quarter of 2014 and 2013, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $24.1 million and $11.8 million in the second quarter of 2014 and the second quarter of 2013, respectively. The logistics segment also sold $1.3 million and $1.7 million of RINs to the refining segment in the second quarter of 2014 and 2013, respectively. These intercompany sales and fees are eliminated in consolidation.
Cost of goods sold for the logistics segment decreased $11.3 million, or 5.4%, to $196.6 million in the second quarter of 2014, from $207.9 million in the second quarter of 2013. The decrease was primarily attributable to the decrease in sales volume for our west Texas wholesale marketing operations, partially offset by an increase in the cost per barrel sold, to $123.08 in the second quarter of 2014, compared to $119.76 in the second quarter of 2013.
Operating expenses for the logistics segment were approximately $9.6 million and $9.9 million for the second quarter of 2014 and 2013, respectively, a decrease of $0.3 million, or 3.0%. The decrease in operating expenses was primarily due to decreases in chemicals and utilities expenses in the second quarter of 2014 as compared to the second quarter of 2013.
Comparison of the Six Months Ended June 30, 2014 versus the Six Months Ended June 30, 2013
Contribution margin for the logistics segment for the six months ended June 30, 2014 was $52.2 million, or 17.8% of our consolidated segment contribution margin, compared to $26.2 million, or 8.3% of our consolidated segment contribution margin for the six months ended June 30, 2013. The increase in the logistics segment contribution margin was primarily attributable to an increase in pipeline and transportation revenues in the six months ended June 30, 2014 as compared to the same period in 2013. The increase in these revenues is primarily attributable to the commercial agreements between the logistics and refining segments resulting from the El Dorado Acquisition and the Tyler Acquisition. Further contributing to the increase in contribution margin was higher margins achieved on our whole sale and marketing operation in west Texas for the six months ended June 30, 2014, compared to the comparable 2013 period, as a result of favorable market conditions.
Net sales for the logistics segment were $439.9 million for the six months ended June 30, 2014 compared to $441.0 million for the six months ended June 30, 2013, a decrease of $1.1 million, or 0.2%. The decrease in net sales was primarily due to the decrease in total sales volume, which averaged 16,729 bpd in the six months ended June 30, 2014 compared to 17,825 bpd in the same period of 2013, due to lower pipeline shipments to the terminals. This decrease was partially offset by increases in net sales attributable to the commercial agreements between the logistics and refining segments resulting from the El Dorado Acquisition and the Tyler Acquisition. Net sales included $7.1 million and $6.7 million of net service fees paid by our refining segment to our logistics segment during the six months ended June 30, 2014 and 2013, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $45.1 million and $23.7 million in the six months ended June 30, 2014 and 2013, respectively. The logistics segment also sold $2.0 million and $1.7 million of RINs to the refining segment in the six months ended June 30, 2014 and 2013. There were no RIN sales during the six months ended June 30, 2013. These sales and fees are eliminated in consolidation.
Cost of goods sold decreased $27.0 million, or 6.8%, to $368.8 million in the six months ended June 30, 2014, approximating a cost per barrel sold of $121.05. This compares to cost of goods sold of $395.8 million in the six months ended June 30, 2013, approximating a cost per barrel sold of $122.52. The decrease was primarily attributable to the decrease in sales volumes in the west Texas wholesale marketing operations.
Operating expenses in the logistics segment were approximately $18.9 million and $19.0 million for the six months ended June 30, 2014 and 2013, respectively, a decrease of $0.1 million, or 0.5%. The decrease in operating expenses was primarily due decreases in chemicals, utilities and contractor expenses, partially offset by higher insurance expense.

Retail Segment
The table below sets forth certain information concerning our retail segment operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Number of stores (end of period)	362	370	362	370
Average number of stores	361	371	361	372
Retail fuel sales (thousands of gallons)	109,418	107,843	207,225	205,365
Average retail gallons sold per average number of stores (in thousands)	303	291	574	552
Retail fuel margin ($ per gallon)	$0.193	$0.196	$0.161	$0.172
Merchandise sales (in thousands)	$103,695	$100,331	$193,094	$185,475
Merchandise margin %	28.4%	28.3%	28.4%	28.8%
Change in same-store retail fuel gallons sold	(1.2)%	1.0%	(0.6)%	1.7%
Change in same-store merchandise sales	3.8%	0.6%	5.1%	(1.7)%
Comparison of the Three Months Ended June 30, 2014 versus the Three Months Ended June 30, 2013
Contribution margin for the retail segment increased to $16.7 million, or 10.0% of our consolidated contribution margin, in the second quarter of 2014, versus $16.0 million, or 12.7% of our consolidated contribution margin, in the second quarter of 2013. The increase was primarily due to an increase in both fuel and merchandise volumes in the second quarter of 2014, as compared to the second quarter of 2013.
Net sales for the retail segment in the second quarter of 2014 increased $14.7 million, or 3.0%, to $508.6 million from $493.9 million in the second quarter of 2013. The increase in net sales was primarily due to an increase in the retail fuel price per gallon of 4.2% to an average price of $3.49 per gallon in the second quarter of 2014 from an average price of $3.35 per gallon in the second quarter of 2013, combined with an increase in fuel volumes. Further contributing to the increase in net sales was an increase in merchandise sales.
Retail fuel gallons sold for the retail segment were 109.4 million gallons for the second quarter of 2014, compared to 107.8 million gallons for the second quarter of 2013. Same-store retail fuel gallons sold decreased 1.2% for the second quarter of 2014, compared to the second quarter of 2013. Total fuel sales, including wholesale dollars, increased 2.9% to $404.9 million in the second quarter of 2014, compared to $393.6 million in the second quarter of 2013.
Merchandise sales for the retail segment increased 3.4% to $103.7 million in the second quarter of 2014 compared to $100.3 million in the second quarter of 2013. Same-store merchandise sales increased 3.8%, primarily due to increases in the cigarette, other tobacco and dairy categories during the second quarter of 2014 as compared to the same period in 2013.
Cost of goods sold for the retail segment increased $13.3 million, or 3.0%, to $457.1 million in the second quarter of 2014 from $443.8 million in the second quarter of 2013. This increase was primarily due to the increase in fuel sales volumes and a increase in the average retail cost per gallon of 4.8%, to an average cost of $3.30 per gallon in the second quarter 2014 from an average cost of $3.15 per gallon in the second quarter of 2013.
Operating expenses for the retail segment were $34.8 million in the second quarter of 2014 as compared to $34.1 million in the second quarter of 2013, an increase of $0.7 million, or 2.1%. This increase was primarily attributable to increases in maintenance and credit expenses in the second quarter of 2014 as compared to the second quarter of 2013. These increases were partially offset by a decrease in insurance and advertising expenses.

Comparison of the Six Months Ended June 30, 2014 versus the Six Months Ended June 30, 2013
Contribution margin for the retail segment increased to $22.6 million, or 7.7% of our consolidated contribution margin, in the six months ended June 30, 2014, versus $23.9 million, or 7.6% of our consolidated contribution margin, in the six months ended June 30, 2013. This decrease was primarily due to a decrease in both fuel and merchandise margins during the six months ended June 30, 2013, when compared to the same period in 2013.
Net sales for our retail segment in the six months ended June 30, 2014 decreased $2.5 million, or 0.3%, to $940.2 million from $942.7 million in the six months ended June 30, 2013. The decrease in sales is primarily attributable to a decrease in wholesale fuel volumes and a decrease in the retail fuel price per gallon of 0.6% to an average price of $3.38 per gallon in the six months ended June 30, 2014 from an average price of $3.40 per gallon in the same period in 2013. The decrease in the retail fuel price was partially offset by an increase in retail fuel sales volumes.
Retail fuel gallons sold were 207.2 million gallons for the six months ended June 30, 2014, compared to 205.4 million gallons for the six months ended June 30, 2013. Comparable store gallons decreased 0.6% between the six months ended June 30, 2014 and the six months ended June 30, 2013.
Merchandise sales increased 4.1%, from $185.5 million for the six months ended June 30, 2013 to $193.1 million in the six months ended June 30, 2014. The increases in merchandise sales was primarily due to an increase in cigarette, other tobacco and dairy categories during the six months ended June 30, 2014, as compared to the same period in 2013.
Cost of goods sold for our retail segment decreased $2.5 million, or 0.3%, to $850.6 million in the six months ended June 30, 2014 compared to $853.1 million in the same period in 2013. This decrease was primarily due to the decrease in the average retail cost per gallon of 0.3%, or an average cost of $3.22 per gallon in the six months ended June 30, 2014 when compared to an average cost of $3.23 per gallon in the same period in 2013, which was partially offset by an increase in fuel sales volumes.
Operating expenses were $67.0 million in the six months ended June 30, 2014 compared to $65.7 million in the same period in 2013, an increase of $1.3 million, or 2.0%. This increase was primarily due to an increase in maintenance and utilities during the six months ended June 30, 2014 compared to the same period in 2013 and our continued shift to larger-format stores.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities and borrowings under our revolving credit facilities. We believe that our cash flows from operations and borrowings under or refinancings of our current credit facilities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations and capital expenditures for at least the next 12 months.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2014 and 2013 (in millions):

	Six Months Ended June 30,
	2014	2013
Cash Flow Data:
Cash flows provided by operating activities	$172.0	$53.1
Cash flows used in investing activities	(164.3)	(69.2)
Cash flows provided by (used in) financing activities	152.4	(135.5)
Net increase (decrease) in cash and cash equivalents	$160.1	$(151.6)
Cash Flows from Operating Activities
Net cash provided by operating activities was $172.0 million for the six months ended June 30, 2014, compared to $53.1 million for the comparable period of 2013. The increase in cash flows from operations was primarily due to a decrease in inventories and other current assets primarily attributable to the processing of surplus crude inventory at the Tyler refinery, partially offset by a decrease in net income for the six months ended June 30, 2014, to $102.5 million, from $133.1 million in the same period of 2013.
Cash Flows from Investing Activities
Net cash used in investing activities was $164.3 million for the first six months of 2014, compared to $69.2 million in the comparable period of 2013. This increase is primarily due to an increase in capital expenditures in the first six months of 2014, compared to the same period of 2013. The increase in capital expenditures for the first six months of 2014 was primarily related to expenditures to complete the turnaround and several capital projects that were completed in conjunction with the turnaround at the El Dorado refinery.
Cash used in investing activities includes our capital expenditures during the first six months of 2014 of approximately $153.4 million, of which $127.5 million was spent on projects in the refining segment, $13.1 million was spent in the retail segment, $1.8 million was spent at our logistics segment and $11.0 million was spent at the holding company level. During the six months ended June 30, 2013, we spent $64.5 million, of which $35.9 million was spent on projects in our refining segment, $12.1 million was spent in our retail segment, $2.3 million was spent at our logistics segment and $14.2 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash provided by financing activities was $152.4 million in the six months ended June 30, 2014, compared to net cash used in financing activities of $135.5 million in the comparable period of 2013. The increase in cash provided by financing activities is primarily due to net borrowings under our revolving credit facilities of $120.7 million in the six months ended June 30, 2014, compared to net repayments of $24.0 million in the comparable period of 2013, net borrowings under promissory notes of $85.5 million in the six months ended June 30, 2014, compared to net repayments of $44.0 million in the comparable 2013 period, and $7.9 million of treasury stock repurchased in the six months ended June 30, 2014, compared to $37.9 million in the comparable period of 2013.
Cash Position and Indebtedness
As of June 30, 2014, our total cash and cash equivalents were $560.1 million and we had total indebtedness of approximately $616.2 million. Borrowing availability under our four separate revolving credit facilities was approximately $548.4 million and we had letters of credit issued of $141.9 million. We believe we were in compliance with our covenants in all debt facilities as of June 30, 2014. See Note 6 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our four separate revolving credit facilities.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the six months ended June 30, 2014 were $153.4 million, of which approximately $127.5 million was spent in our refining segment, $13.1 million in our retail segment, $1.8 million in our logistics segment and $11.0 million at the holding company level. Our capital expenditure budget is approximately $290.3 million for 2014. The following table summarizes our actual capital expenditures for the six months ended June 30, 2014 and planned capital expenditures for the full year 2014 by operating segment and major category (in millions):

	Full Year 2014 Forecast	Six Months Ended June 30, 2014
Refining:
Sustaining maintenance, including turnaround activities	$95.2	$71.6
Regulatory	13.9	2.1
Discretionary projects	116.4	53.8
Refining segment total	225.5	127.5
Logistics(1):
Regulatory	1.3	0.4
Sustaining maintenance	6.3	0.8
Discretionary projects	5.5	0.6
Logistics segment total	13.1	1.8
Retail:
Sustaining maintenance	6.0	3.6
Growth/profit improvements	7.5	2.3
Retrofit/rebrand/re-image	5.0	0.9
Raze and rebuild/new/land	12.0	6.3
Retail segment total	30.5	13.1
Other:
Growth/profit improvements	5.0	2.0
New builds	16.2	9.0
Other total	21.2	11.0
Total capital spending	$290.3	$153.4

(1)
The actual and forecasted capital spending for the logistics segment does not include capital expenditures prior to February 10, 2014 of $0.2 million related to the assets acquired by the logistics segment in the El Dorado Acquisition. These expenditures are reflected in the actual and forecasted spending of the refining segment.

In the second quarter 2014, we increased our total capital spending forecast for 2014 to $290.3 million, up from the prior forecast of $259.8 million. We increased our forecast for the refining segment by $35.6 million, due primarily to the expansion of the Tyler refinery, which is expected to be completed during the turnaround of the Tyler refinery in the first quarter of 2015. For the full year 2014, we plan to spend approximately $30.5 million in the retail segment, of which we plan to spend $12.0 million for the full year 2014 on construction of approximately 10 to 12 new prototype locations at existing and new sites and $7.5 million on other profit and growth improvements in existing stores. We expect to spend approximately $225.5 million in our refining segment for the full year 2014. The full year 2014 refining segment forecast includes $13.9 million on regulatory projects, $2.1 million of which was spent in the six months ended June 30, 2014. In addition, we plan to spend approximately $95.2 million on maintenance projects and approximately $116.4 million for other discretionary projects in the refining segment in the full year 2014. We plan to spend $13.1 million in the logistics segment for the full year 2014.
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
ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has, based on this evaluation, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC") on March 3, 2014, as amended by Amendment No. 1 on Form 10-K/A that was filed with the SEC on June 26, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended June 30, 2014 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2014	—	$—	—	50,000,000
May 1 - May 31, 2014	85,154	29.92	85,154	47,452,073
June 1 - June 30, 2014	175,090	30.62	175,090	$42,091,563	(2)
Total	260,244	$30.39	260,244	N/A

(1)
On March 13, 2014, the Company announced that its Board of Directors authorized a share repurchase program for up to $50.0 million of the Company’s common stock. On August 5, 2014, the Board of Directors increased the authorization under the stock repurchase program by $50.0 million to $100.0 million. The shares repurchased under the repurchase program will be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock, and the authorization under the repurchase program will expire on December 31, 2014.

(2)
This amount is not inclusive of the $50.0 million increase in the stock repurchase program authorized on August 5, 2014. Through August 6, 2014, approximately $12.7 million of the stock repurchase authorization has been utilized.

ITEM 5. OTHER INFORMATION

Dividend Declaration

On August 5, 2014, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on September 16, 2014 to shareholders of record on August 26, 2014.

2014 Annual Bonus Plan

On August 4, 2014, our Compensation Committee approved an Annual Incentive Plan for the 2014 fiscal year (the “2014 Bonus Plan”). The 2014 Bonus Plan is primarily subject to the Company’s earnings per share for the year ending December 31, 2014 as may be adjusted by the Compensation Committee for certain non-cash gains or losses (“Adjusted EPS”).

Under the 2014 Bonus Plan, no annual bonuses will be paid to our executive officers unless the Company’s Adjusted EPS equals or exceeds $1.00. If the Company’s Adjusted EPS equals or exceeds $1.00, the Company’s relative performance will be evaluated by measuring the Company’s return on invested capital (“ROIC”) against a peer group consisting of the eleven comparator companies set forth in the Company’s most recent proxy statement plus Casey’s General Stores, Inc. (NASDAQ: CASY), The Pantry, Inc. (NASDAQ: PTRY) and Susser Holdings Corporation (NYSE: SUSS). Based upon the Company’s relative ROIC performance, the 2014 Bonus Plan authorizes (but does not require) the payment of annual bonuses as set forth in the table below expressed as a percentage of the executive officer’s target annual bonus. However, the Compensation Committee retains the authority to award annual bonuses to our executive officers in amounts less than any amounts otherwise authorized by the 2014 Bonus Plan.

Adjusted EPS		Relative ROIC Performance (Percentile of Peer Group)
		< 33%	≥ 33% < 50%	≥ 50% < 65%	≥ 65%
≥ $4.00		175%	200%	200%	200%
$3.50	$3.99	150%	175%	175%	175%
$3.00	$3.49	125%	150%	175%	175%
$2.50	$2.99	100%	125%	150%	175%
$2.00	$2.49	75%	100%	125%	150%
$1.50	$1.99	66%	75%	100%	125%
$1.00	$1.49	50%	66%	75%	100%
< $1.00		0%	0%	0%	0%

Changes to the Procedure for Stockholder Nominations of Directors and Presenting Business Outside of Securities and Exchange Commission Rule 14a-8

On August 5, 2014, the Third Amended and Restated Bylaws (the “Third A&R Bylaws”) became effective and replaced our Second Amended and Restated Bylaws (the “Second A&R Bylaws”). The Third A&R Bylaws, among other things, modified the advance notice provision of the Second A&R Bylaws as it relates to the notice period for stockholder nominations of directors and proposals of business without inclusion in the Proxy Statement. Specifically, the advance notice provision of the Third A&R Bylaws requires stockholders to deliver notice to the Company’s Secretary at the Company’s principal executive office not less than 90 calendar days, nor more than 120 calendar days, prior to the one-year anniversary of the preceding year’s annual meeting.

Notice Period for Presenting Business at our 2015 Annual Meeting of Stockholders

Stockholders who desire to present business at our 2015 Annual Meeting of Stockholders, without inclusion in the Proxy Statement for such meeting, including a nomination of a candidate for election as director at such meeting, must provide such notice not later than February 5, 2015, nor earlier than January 6, 2015, provided that if the date of the annual meeting is advanced more than 30 calendar days prior to or delayed by more than 30 calendar days after the anniversary of the preceding year’s annual meeting, notice by the stockholder to be timely must be so delivered not later than the close of business on the later of the 90th calendar day prior to such annual meeting or the 10th calendar day following the day on which public disclosure of the date of such meeting is first made. The advance notice must also meet the other requirements of Section 2.02 of the Third A&R Bylaws.

Amendments to Code of Business Conduct & Ethics

On August 5, 2014, our Board of Directors approved non-substantive amendments to our Code of Business Conduct & Ethics (the “Code”). The Code is available on our website at www.DelekUS.com.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	§	Third Amended and Restated Bylaws of Delek US Holdings, Inc.
10.1	§
Third Amended and Restated Credit Agreement, dated May 6, 2014, between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent and a lender, Bank of America, N.A., as co-syndication Agent and a lender, BMO Capital Markets, as joint lead arranger and co-syndication agent, Regions Business Capital, as co-syndication agent and the lenders from time to time parties thereto.

10.2	§
Amendment No. 1 to Amended and Restated Financing Agreement and Amendment No. 1 to Amended and Restated Parent Guaranty, dated June 23, 2014, among Lion Oil Company as borrower, certain subsidiaries of Lion Oil Company named therein as guarantors, Bank of Hapoalim B.M. as collateral agent and lender, Israel Discount Bank of New York as lender and Fifth Third Bank as lender.

10.3	§*	Employment letter between Delek US Holdings, Inc. and Mark D. Smith dated April 22, 2014.
10.4	§*	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement.
31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Management contract or compensatory plan or arrangement

§	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 7, 2014

EXHIBIT INDEX

Exhibit No.		Description
3.1	§	Third Amended and Restated Bylaws of Delek US Holdings, Inc.
10.1	§
Third Amended and Restated Credit Agreement, dated May 6, 2014, between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent and a lender, Bank of America, N.A., as co-syndication Agent and a lender, BMO Capital Markets, as joint lead arranger and co-syndication agent, Regions Business Capital, as co-syndication agent and the lenders from time to time parties thereto.

10.2	§
Amendment No. 1 to Amended and Restated Financing Agreement and Amendment No. 1 to Amended and Restated Parent Guaranty, dated June 23, 2014, among Lion Oil Company as borrower, certain subsidiaries of Lion Oil Company named therein as guarantors, Bank of Hapoalim B.M. as collateral agent and lender, Israel Discount Bank of New York as lender and Fifth Third Bank as lender.

10.3	§*	Employment letter between Delek US Holdings, Inc. and Mark D. Smith dated April 22, 2014.
10.4	§*	Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement.
31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Management contract or compensatory plan or arrangement

§	Filed herewith.