Form 10-Q
period 2014-09-30
Delek US Holdings, Inc.
filed 2014-11-06
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
At October 31, 2014, there were 60,566,373 shares of common stock, $0.01 par value, outstanding.

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(In millions, except share and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$497.7	$400.0
Accounts receivable	324.0	250.5
Inventory	544.0	672.3
Other current assets	76.6	94.3
Total current assets	1,442.3	1,417.1
Property, plant and equipment:
Property, plant and equipment	1,881.2	1,683.7
Less: accumulated depreciation	(480.9)	(405.2)
Property, plant and equipment, net	1,400.3	1,278.5
Goodwill	73.9	72.7
Other intangibles, net	12.4	13.3
Other non-current assets	128.7	58.8
Total assets	$3,057.6	$2,840.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$566.5	$602.0
Current portion of long-term debt and capital lease obligations	58.4	33.7
Obligation under Supply and Offtake Agreement	282.5	331.0
Accrued expenses and other current liabilities	111.7	113.4
Total current liabilities	1,019.1	1,080.1
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	535.8	376.6
Environmental liabilities, net of current portion	8.6	9.2
Asset retirement obligations	9.0	8.5
Deferred tax liabilities	240.4	220.0
Other non-current liabilities	15.3	25.6
Total non-current liabilities	809.1	639.9
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 60,559,731 shares and 60,229,107 shares issued at September 30, 2014 and December 31, 2013, respectively	0.6	0.6
Additional paid-in capital	392.3	384.5
Accumulated other comprehensive income (loss)	14.4	(4.0)
Treasury stock, 2,265,901 and 1,000,000 shares, at cost, as of September 30, 2014 and December 31, 2013, respectively.	(79.5)	(37.9)
Retained earnings	708.2	591.8
Non-controlling interest in subsidiaries	193.4	185.4
Total stockholders’ equity	1,229.4	1,120.4
Total liabilities and stockholders’ equity	$3,057.6	$2,840.4
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions, except share and per share data)
Net sales	$2,322.2	$2,321.8	$6,562.6	$6,769.1
Operating costs and expenses:
Cost of goods sold	2,035.2	2,167.3	5,786.8	6,110.6
Operating expenses	100.9	97.1	301.6	291.1
General and administrative expenses	36.0	24.0	97.6	79.7
Depreciation and amortization	29.2	20.6	82.0	64.2
Other operating income, net	—	(0.1)	—	(1.6)
Total operating costs and expenses	2,201.3	2,308.9	6,268.0	6,544.0
Operating income	120.9	12.9	294.6	225.1
Interest expense	10.0	9.6	29.7	28.0
Interest income	—	(0.1)	(0.4)	(0.3)
Other income, net	(0.1)	(0.1)	(0.1)	(6.8)
Total non-operating expenses, net	9.9	9.4	29.2	20.9
Income from continuing operations before income taxes	111.0	3.5	265.4	204.2
Income tax expense	32.8	0.5	84.7	68.1
Net income	78.2	3.0	180.7	136.1
Net income attributed to non-controlling interest	5.7	4.7	19.6	13.7
Net income (loss) attributable to Delek	$72.5	$(1.7)	$161.1	$122.4
Basic earnings per share	$1.23	$(0.03)	$2.73	$2.07
Diluted earnings per share	$1.22	$(0.03)	$2.70	$2.04
Weighted average common shares outstanding:
Basic	58,744,099	59,093,721	59,090,291	59,195,337
Diluted	59,302,788	59,727,244	59,673,599	60,097,637
Dividends declared per common share outstanding	$0.25	$0.25	$0.75	$0.70
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net income (loss) attributable to Delek	$72.5	$(1.7)	$161.1	$122.4
Other comprehensive income:
Net gain on derivative instruments, net of tax expense of $0.8 million and $10.4 million for the three and nine months ended September 30, 2014, respectively, and $1.9 million and $1.7 million for the three and nine months ended September 30, 2013, respectively, and net of ineffectiveness gain (loss) of $8.9 million and $(5.4) million for the three and nine months ended September 30, 2014, respectively, and $(1.2) million for both the three and nine months ended September 30, 2013.	1.6	4.0	18.4	3.6
Comprehensive income attributable to Delek	$74.1	$2.3	$179.5	$126.0

See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:	(In millions, except per share data)
Net income	$180.7	$136.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82.0	64.2
Amortization of deferred financing costs	3.6	4.1
Accretion of asset retirement obligations	0.5	0.4
Amortization of unfavorable contract liability	(2.0)	(2.0)
Deferred income taxes	10.8	(9.8)
Equity-based compensation expense	10.0	7.9
Income tax benefit of equity-based compensation	(2.3)	(5.6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(73.5)	(72.4)
Inventories and other current assets	174.9	(136.9)
Market value of derivatives	(34.1)	(9.2)
Accounts payable and other current liabilities	(31.8)	34.2
Obligation under Supply and Offtake Agreement	(48.5)	47.1
Non-current assets and liabilities, net	(46.4)	(25.0)
Net cash provided by operating activities	223.9	33.1
Cash flows from investing activities:
Business combinations	(11.1)	(10.8)
Purchases of property, plant and equipment	(193.3)	(117.3)
Proceeds from sales of assets	0.2	—
Net cash used in investing activities	(204.2)	(128.1)
Cash flows from financing activities:
Proceeds from long-term revolvers	888.0	387.0
Payments on long-term revolvers	(791.3)	(326.0)
Proceeds from term debt	104.1	11.6
Payments on term debt and capital lease obligations	(16.6)	(65.8)
Proceeds from exercise of stock options	1.0	1.1
Taxes paid due to the net settlement of equity-based compensation	(4.8)	(2.6)
Income tax benefit of equity-based compensation	2.3	5.6
Repurchase of common stock	(41.6)	(37.9)
Distribution to non-controlling interest	(12.3)	(9.2)
Dividends paid	(44.7)	(41.8)
Deferred financing costs paid	(6.1)	(0.5)
Net cash provided by (used in) financing activities	78.0	(78.5)
Net increase (decrease) in cash and cash equivalents	97.7	(173.5)
Cash and cash equivalents at the beginning of the period	400.0	601.7
Cash and cash equivalents at the end of the period	$497.7	$428.2
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $1.6 million and $0.5 million in the 2014 and 2013 periods, respectively.	$26.9	$23.5
Income taxes	$73.4	$44.7

See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. is the sole shareholder or owner of membership interests of Delek Refining, Inc. ("Refining"), Delek Finance, Inc., Delek Marketing & Supply, LLC, Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, Inc., Delek Logistics Services Company, MAPCO Express, Inc. ("MAPCO Express"), MAPCO Fleet, Inc., NTI Investments, LLC, GDK Bearpaw, LLC, Delek Helena, LLC, Commerce Way Insurance Company, Inc. and Delek Land Holdings, LLC. Unless otherwise indicated or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. Delek is listed on the New York Stock Exchange under the symbol "DK."
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

2. Delek Logistics Partners, LP
Delek Logistics is a publicly traded limited partnership that was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to Delek’s refining and marketing operations. As of September 30, 2014, we owned a 60.0% limited partner interest in Delek Logistics, and a 96.1% interest in Logistics GP, which owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek's partnership interest in Delek Logistics includes 2,799,258 common units, 11,999,258 subordinated units and 493,533 general partner units.
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

The Tyler Acquisition and the El Dorado Acquisition are each considered a transfer of a business between entities under common control. As such, the assets acquired and liabilities assumed were transferred to Delek Logistics at historical basis instead of fair value.
We have agreements with Delek Logistics that, among other things, establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.
With the exception of affiliate balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, as presented below, are included in the consolidated balance sheets of Delek.

	September 30, 2014	December 31, 2013(1)

	(In millions)
	(Unaudited)
ASSETS
Cash and cash equivalents	$0.7	$0.9
Accounts receivable	39.6	29.0
Inventory	9.8	17.5
Other current assets	0.7	0.3
Net property, plant and equipment	218.1	225.8
Goodwill	11.7	10.5
Intangible assets, net	11.6	12.3
Other non-current assets	4.0	5.0
Total assets	$296.2	$301.3
LIABILITIES AND EQUITY
Accounts payable	$23.7	$26.0
Accounts payable to related parties	9.5	1.5
Accrued expenses and other current liabilities	12.7	12.2
Revolving credit facility	230.0	164.8
Asset retirement obligations	3.2	3.1
Deferred tax liabilities	0.4	0.3
Other non-current liabilities	5.4	6.2
Equity	11.3	87.2
Total liabilities and equity	$296.2	$301.3

(1)These amounts have been restated to reflect the assets and liabilities acquired in the El Dorado Acquisition.

3. Acquisitions
Crossett Biodiesel Facility Acquisition

On January 2, 2014, we purchased a biodiesel plant in Crossett, Arkansas (the "Crossett Facility") from Pinnacle Biofuels, Inc. for approximately $11.1 million, which has been allocated to property, plant and equipment.  The Crossett Facility has a production capacity of approximately 10.0 million gallons per year and produced biodiesel exclusively for Delek under a tolling agreement prior to this acquisition.
4. Inventory
Refinery inventory consists of crude oil, in-process, refined products and blendstocks which are stated at the lower of cost or market. Cost of inventory for the Tyler refinery is determined under the last-in, first-out ("LIFO") valuation method. Cost of inventory for the El Dorado refinery is determined on a first-in, first-out ("FIFO") basis. Cost of crude oil, in-process, refined product and feedstock inventories in excess of market value is charged to cost of goods sold.
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
Carrying value of inventories consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Refinery raw materials and supplies	$179.5	$250.9
Refinery work in process	70.2	58.6
Refinery finished goods	239.1	299.2
Retail fuel	17.8	19.2
Retail merchandise	27.6	26.9
Logistics refined products	9.8	17.5
Total inventories	$544.0	$672.3
At September 30, 2014 and December 31, 2013, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $32.3 million and $51.5 million, respectively.
Permanent Liquidations
During the three and nine months ended September 30, 2014, we incurred a permanent reduction in a LIFO layer resulting in a liquidation loss in our refinery inventory of $10.2 million and $7.9 million, respectively. These liquidations were recognized as a component of cost of goods sold in the three and nine months ended September 30, 2014.
During the three and nine months ended September 30, 2013, we incurred a permanent reduction in a LIFO layer resulting in a liquidation gain in our refinery inventory of $1.2 million and $0.5 million, respectively. These liquidations were recognized as a component of cost of goods sold in the three and nine months ended September 30, 2013.

5. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Master Supply and Offtake Agreement (the "Supply and Offtake Agreement") with J. Aron & Company ("J. Aron"). Throughout the term of the Supply and Offtake Agreement, which was amended on December 23, 2013 to expire on April 30, 2017, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 barrels per day ("bpd") of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable related to this settlement of $10.2 million and $18.2 million as of September 30, 2014 and December 31, 2013, respectively, which is included in accounts receivable on the condensed consolidated balance sheet. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
While title to the inventories will reside with J. Aron, this arrangement will be accounted for as a product financing arrangement. Delek incurred fees payable to J. Aron of $2.6 million and $7.6 million during the three and nine months ended September 30, 2014, respectively, and $2.1 million and $6.3 million during the three and nine months ended September 30, 2013, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the Supply and Offtake Agreement on April 30, 2017 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At September 30, 2014, Delek had 3.1 million barrels of inventory consigned for J. Aron and we have recorded liabilities associated with this consigned inventory of $282.5 million in the condensed consolidated balance sheet.
6. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	September 30, 2014	December 31, 2013
MAPCO Revolver	$92.0	$67.5
DKL Revolver	230.0	164.8
Wells Term Loan	70.0	—
Reliant Bank Revolver	17.0	10.0
Promissory notes	75.0	77.4
Lion Term Loan, net of $0.3 million debt discount at September 30, 2014	109.7	90.0
Capital lease obligations	0.5	0.6
	594.2	410.3
Less: Current portion of long-term debt, notes payable and capital lease obligations	58.4	33.7
	$535.8	$376.6
MAPCO Revolver
Our subsidiary, MAPCO Express, has a revolving credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders that was amended and restated on May 6, 2014 (the "MAPCO Revolver"). The MAPCO Revolver consists of a $160.0 million revolving credit limit which includes (i) a $10.0 million swing line loan sub-limit; (ii) a $40.0 million letter of credit sub-limit; and (iii) an accordion feature which permits an increase in borrowings by up to $50.0 million, subject to additional lender commitments. As of September 30, 2014, we had $92.0 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $2.6 million, with approximately $65.4 million availability remaining. Borrowings under the MAPCO Revolver are secured by (i) substantially all the assets of MAPCO Express and its subsidiaries, subject to certain exceptions and limitations, (ii) all of Delek’s shares in MAPCO Express, and (iii) a limited guaranty provided by Delek of up to $50.0 million in obligations. The MAPCO Revolver will mature on May 6, 2019. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or London Interbank Offered Rate ("LIBOR") rate loans. At

September 30, 2014, the weighted average borrowing rate under the MAPCO Revolver was approximately 3.46%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2014, this fee was 0.35% per year.
Wells ABL
Our subsidiary, Delek Refining, Ltd., has an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the "Wells ABL") that consists of (i) a $600 million revolving loan (the "Wells Revolving Loan"), which includes a $55.0 million swing line loan sub-limit and a $550.0 million letter of credit sub-limit, (ii) a $70.0 million delayed single draw term loan (the "Wells Term Loan"), and (iii) an accordion feature which permits an increase in revolving credit commitments of up to $875.0 million subject to additional lender commitments and the satisfaction of certain other conditions precedent. The Wells Revolving Loan matures on January 16, 2019 and the Wells Term Loan matures on December 31, 2016. The Wells Term Loan is subject to repayment in level principal installments of approximately $5.8 million per quarter, beginning December 31, 2014, with a final balloon payment due on December 31, 2016. As of September 30, 2014, under the Wells ABL we had letters of credit issued totaling approximately $105.5 million and a nominal amount outstanding under the Wells Revolving Loan; under the Wells Term Loan we had $70.0 million outstanding. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the Wells Revolving Loan and Wells Term Loan bear interest based on separate predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At September 30, 2014, the weighted average borrowing rate under the Wells Term Loan was approximately 3.90%. Additionally, the Wells ABL requires us to pay a quarterly credit utilization fee. As of September 30, 2014, this fee was approximately 0.38% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, as of September 30, 2014, was $374.3 million.
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
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of September 30, 2014, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on November 7, 2017. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR rate, or a Canadian Dealer Offered Rate rate plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At September 30, 2014, the weighted average borrowing rate was approximately 2.40%. Additionally, the DKL Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2014, this fee was 0.40% per year. As of September 30, 2014, Delek Logistics had $230.0 million of outstanding borrowings under the DKL Revolver, as well as letters of credit issued of $13.0 million. Amounts available under the DKL Revolver, as of September 30, 2014, were approximately $157.0 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank which was amended on June 26, 2014 (the "Reliant Bank Revolver"). The Reliant Bank Revolver provides for unsecured loans of up to $17.0 million. As of September 30, 2014, we had $17.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2016, and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of September 30, 2014, we had no undrawn amounts available under the Reliant Bank Revolver.

Promissory Notes
In 2011, Delek began construction on new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate notes for each BTS project with Standard Insurance Company (collectively, the "Notes") varying in size from $1.0 million to $2.2 million. The Notes bear interest at fixed rates, ranging from 5.00% to 6.38% per annum. Each of the Notes is secured by the land or leasehold interest, as applicable, and the building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, payments of principal on each respective Note are due over a ten-year term calculated using a 25-year amortization schedule. If any Note is not paid in full after the initial ten-year period, we may continue to make monthly payments under the Note; however, the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first 20-year period. The final maturity dates of the Notes range from June 1, 2036 to November 1, 2039. As of September 30, 2014, we had amounts drawn under 29 Notes related to these BTS projects, for a total amount of approximately $42.9 million outstanding under the Notes.
On April 29, 2011, Delek entered into a $50.0 million promissory note (the "Ergon Note") with Ergon, Inc. ("Ergon") in connection with the closing of our acquisition of Lion Oil. As of September 30, 2014, $30.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each, commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.00% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note (the "Ergon Paline Note") with Ergon Terminaling, Inc. ("Ergon Terminaling") in connection with the closing of the acquisition of all of the membership interests of Paline from Ergon Terminaling. The Ergon Paline Note was subsequently assigned by Ergon Terminaling to Ergon. As of September 30, 2014, $2.1 million was outstanding under the Ergon Paline Note. The Ergon Paline Note requires Delek to make quarterly amortization payments of approximately $2.1 million each, commencing on March 31, 2012. The Ergon Paline Note matures on December 19, 2014. Interest under the Ergon Paline Note is computed at a fixed rate equal to 6.00% per annum.
Lion Term Loan
Our subsidiary, Lion Oil, has a term loan credit facility (the "Lion Term Loan") with Israel Discount Bank of New York, Bank Hapoalim B.M. and Fifth Third Bank as the lenders. The Lion Term Loan was amended on June 23, 2014 to add Fifth Third Bank as an additional lender in the principal amount of $20.0 million, thereby increasing the total loan size to $110.0 million. As of September 30, 2014, $110.0 million was outstanding under the Lion Term Loan. The Lion Term Loan requires Delek to make quarterly amortization payments of $5.5 million each, commencing on December 31, 2014. The Lion Term Loan matures on December 18, 2018, and is secured by (i) all the assets of Lion Oil (excluding inventory and accounts receivable), (ii) all of our shares in Lion Oil, and (iii) a first priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Interest on the unpaid balance of the Lion Term Loan is computed at a rate per annum equal to the LIBOR Rate or the base rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.50% per annum. As of September 30, 2014, the weighted average borrowing rate under the Lion Term Loan was 5.50%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, DKL Revolver, Reliant Bank Revolver and Lion Term Loan, we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with a fixed charge coverage ratio financial covenant under the Wells ABL during the three months ended September 30, 2014, we may be required to comply with this covenant at times when the borrowing base excess availability is less than certain thresholds, as defined in the Wells ABL. We believe we were in compliance with all covenant requirements under each of our credit facilities as of September 30, 2014.
Certain of our credit facilities contain limitations on the incurrence of additional indebtedness, making of investments, creation of liens, dispositions of property, making of restricted payments and transactions with affiliates. Specifically, these covenants may limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares with respect to the equity of our subsidiaries. Additionally, certain of our credit facilities limit our ability to make investments, including extensions of loans or advances to, or acquisitions of equity interests in, or guarantees of obligations of, any other entities.
Interest-Rate Derivative Instruments
Delek entered into interest rate swap and cap agreements for a total notional amount of $205.0 million. These agreements are intended to economically hedge floating interest rate risk related to our current debt. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"), the fair value of the derivatives is recorded in other current assets in the accompanying condensed consolidated balance sheets with the offset recognized in earnings. The derivative instruments mature in 2015 and 2016. The estimated mark-to-market liability associated with our interest rate derivatives, as of September 30, 2014 and December 31, 2013, was $1.4 million and $2.7 million, respectively.
In accordance with ASC 815, we recorded non-cash income representing the change in estimated fair value of the interest rate swap and cap agreements of $0.6 million and $1.3 million for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $1.4 million for the three and nine months ended September 30, 2013, respectively.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to apply that treatment for future transactions.
7. Income Taxes
At September 30, 2014, Delek had unrecognized tax benefits of $2.4 million that, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of $0.2 million was recognized related to unrecognized tax benefits during both the three and nine months ended September 30, 2014. Interest of a nominal amount was recognized related to unrecognized tax benefits during both the three and nine months ended September 30, 2013.
8. Stockholders' Equity

Changes to equity during the nine months ended September 30, 2014 are presented below (in millions):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2013	$935.0	$185.4	$1,120.4
Net income	161.1	19.6	180.7
Unrealized gain on cash flow hedges, net of deferred income tax expense of $10.4 million and ineffectiveness of $5.4 million	18.4	—	18.4
Common stock dividends ($0.75 per share)	(44.7)	—	(44.7)
Distribution to non-controlling interest	—	(12.3)	(12.3)
Equity-based compensation expense	9.3	0.7	10.0
Purchase of common stock	(41.6)	—	(41.6)
Income tax benefit of equity-based compensation expense	2.3	—	2.3
Taxes paid due to the net settlement of equity-based compensation	(4.8)	—	(4.8)
Exercise of equity-based awards	1.0	—	1.0
Balance at September 30, 2014	$1,036.0	$193.4	$1,229.4

Dividends

During the nine months ended September 30, 2014, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Payment Date
February 25, 2014	$0.15	March 11, 2014	March 25, 2014
March 13, 2014	$0.10	April 3, 2014	April 24, 2014
May 6, 2014	$0.15	May 27, 2014	June 17, 2014
June 11, 2014	$0.10	June 26, 2014	July 17, 2014
August 5, 2014	$0.15	August 26, 2014	September 16, 2014
September 23, 2014	$0.10	October 9, 2014	October 30, 2014

Stock Repurchase Program

Our Board of Directors has authorized common stock repurchases in the aggregate amount of $100.0 million. The repurchases may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend upon prevailing market prices, general economic and market conditions and other considerations. The stock repurchase authorizations does not obligate us to acquire any particular amount of stock and any unused portion of the authorizations will expire on December 31, 2014. During the three and nine months ended September 30, 2014, respectively, we repurchased 1,005,657 and 1,265,901 shares of common stock, for a total of $33.7 million and $41.6 million, under the stock repurchase authorizations.

9. Equity Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
Compensation expense for equity-based awards amounted to $3.0 million ($1.9 million, net of taxes) and $8.5 million ($5.5 million, net of taxes) for the three and nine months ended September 30, 2014, respectively, and $2.2 million ($1.4 million, net of taxes) and $6.5 million ($4.2 million, net of taxes) for the three and nine months ended September 30, 2013, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2014, there was $27.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.5 years.
We issued 111,488 and 330,624 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three and nine months ended September 30, 2014, respectively, and 80,199 and 517,876 shares of common stock during the three and nine months ended September 30, 2013, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. These withheld shares totaled 89,834 and 205,821 shares during the three and nine months ended September 30, 2014, respectively, and 104,259 and 368,232 shares during the three and nine months ended September 30, 2013, respectively.
Delek Logistics, GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for these awards was $0.4 million ($0.3 million, net of taxes) and $1.2 million ($0.8 million, net of taxes) for the three and nine months ended September 30, 2014, respectively, and $0.5 million ($0.3 million, net of taxes) for both the three and nine months ended September 30, 2013, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2014, there was $4.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.1 years.
Granting of GP Interest
On March 10, 2013, we granted membership interests in Logistics GP, the general partner of Delek Logistics, to certain executives, including Ezra Uzi Yemin, our Chairman, President and Chief Executive Officer. These interests consisted of a total 1.4% membership interest in Logistics GP and vested on June 10, 2013. On December 10, 2013, we granted Mr. Yemin an additional 4.0% membership interest in Logistics GP. Half of the 4.0% vested immediately, 0.50% vested on June 10, 2014 and, subject to Mr. Yemin's continued employment with Delek, 0.25% will vest every six months following June 10, 2014 through June 10, 2017. Total compensation expense recognized for these grants amounted to a nominal amount and $0.3 million ($0.2 million, net of taxes) for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, there was $0.5 million of total unrecognized compensation cost related to non-vested GP membership interests, which is expected to be recognized over a weighted-average period of 2.7 years.
10. Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding	58,744,099	59,093,721	59,090,291	59,195,337
Dilutive effect of equity instruments	558,689	633,523	583,308	902,300
Weighted average common shares outstanding, assuming dilution	59,302,788	59,727,244	59,673,599	60,097,637
Outstanding common share equivalents totaling 1,476,368 and 1,815,193 were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2014, respectively, compared to 1,233,250 excluded for both the three and nine months ended September 30, 2013, as these common share equivalents did not have a dilutive effect under the treasury stock method.

11. Segment Data
We report our operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment contribution margin.
In conjunction with the Tyler Acquisition and the El Dorado Acquisition, we reclassified the components of certain operating segments. The results of the operations of the assets associated with these acquisitions were previously reported as part of our refining segment and are now reported in our logistics segment. The historical results of the operations of these assets have been reclassified to conform to the current presentation.
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
The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through both our own and third-party product terminals and pipelines. The refining segment has a combined nameplate capacity of 140,000 bpd, comprised of 60,000 bpd at the Tyler refinery and 80,000 bpd at the El Dorado refinery. The refining segment also operates two biodiesel facilities.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience store merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of September 30, 2014, we had 366 stores in total, consisting of 198 located in Tennessee, 91 in Alabama, 48 in Georgia, 13 in Arkansas, 8 in Virginia, 5 in Kentucky and 3 in Mississippi. The retail fuel and convenience stores operate under our MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 44 dealer locations as of September 30, 2014. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, generally provide the same products and services, and operate in a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining segment has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $3.6 million and $10.7 million during the three and nine months ended September 30, 2014, respectively, and $3.6 million and $10.3 million during the three and nine months ended September 30, 2013, respectively. Additionally, the refining segment pays transportation and storage fees to the logistics segment for the utilization of certain crude and finished product pipeline and tank assets. These fees were $24.9 million and $70.0 million during the three and nine months ended September 30, 2014, respectively, and $15.7 million and $39.4 million during the three and nine months ended September 30, 2013, respectively. The refining segment sold finished product and services to the retail and logistics segments in the amount of $183.8 million and $478.4 million during the three and nine months ended September 30, 2014, respectively, and $136.8 million and $319.4 million during the three and nine months ended September 30, 2013, respectively. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended September 30, 2014
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,618.4	$505.1	$198.2	$0.5	$2,322.2
Intercompany fees and sales	183.8	—	29.8	(213.6)	—
Operating costs and expenses:
Cost of goods sold	1,598.5	452.3	194.1	(209.7)	2,035.2
Operating expenses	52.6	36.4	10.2	1.7	100.9
Segment contribution margin	$151.1	$16.4	$23.7	$(5.1)	186.1
General and administrative expenses					36.0
Depreciation and amortization					29.2
Operating income					$120.9
Total assets	$2,085.5	$462.2	$296.2	$213.7	$3,057.6
Capital spending (excluding business combinations)	$30.0	$6.9	$0.8	$2.2	$39.9

	Three Months Ended September 30, 2013
	Refining(1)	Retail	Logistics	Corporate, Other and Eliminations(1)	Consolidated
Net sales (excluding intercompany fees and sales)	$1,615.0	$484.1	$222.3	$0.4	$2,321.8
Intercompany fees and sales	136.8	—	21.0	(157.8)	—
Operating costs and expenses:
Cost of goods sold	1,666.3	434.3	218.2	(151.5)	2,167.3
Operating expenses	56.4	33.2	9.0	(1.5)	97.1
Segment contribution margin	$29.1	$16.6	$16.1	$(4.4)	57.4
General and administrative expenses					24.0
Depreciation and amortization					20.6
Other operating income					(0.1)
Operating income					$12.9
Total assets	$1,747.5	$437.4	$313.0	$250.3	$2,748.2
Capital spending (excluding business combinations)	$31.2	$9.5	$2.7	$9.4	$52.8

	Nine Months Ended September 30, 2014
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,533.2	$1,445.3	$583.9	$0.2	$6,562.6
Intercompany fees and sales	478.4	—	84.0	(562.4)	—
Operating costs and expenses:
Cost of goods sold	4,468.2	1,302.9	562.9	(547.2)	5,786.8
Operating expenses	169.2	103.4	29.1	(0.1)	301.6
Segment contribution margin	$374.2	$39.0	$75.9	$(14.9)	474.2
General and administrative expenses					97.6
Depreciation and amortization					82.0
Operating income					$294.6
Capital spending (excluding business combinations)	$157.3	$20.0	$2.8	$13.2	$193.3

	Nine Months Ended September 30, 2013
	Refining(1)	Retail	Logistics	Corporate, Other and Eliminations(1)	Consolidated
Net sales (excluding intercompany fees and sales)	$4,710.3	$1,426.8	$631.2	$0.8	$6,769.1
Intercompany fees and sales	319.4	—	53.1	(372.5)	—
Operating costs and expenses:
Cost of goods sold	4,565.8	1,287.4	614.0	(356.6)	6,110.6
Operating expenses	166.5	98.9	28.0	(2.3)	291.1
Segment contribution margin	$297.4	$40.5	$42.3	$(12.8)	367.4
General and administrative expenses					79.7
Depreciation and amortization					64.2
Other operating income					(1.6)
Operating income					$225.1
Capital spending (excluding business combinations)	$62.3	$21.6	$9.8	$23.6	$117.3

(1)	Hedging activity previously reported in corporate, other and eliminations has been allocated to the refining segment.

Property, plant and equipment and accumulated depreciation as of September 30, 2014 and depreciation expense by reporting segment for the three and nine months ended September 30, 2014 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$1,057.6	$267.4	$507.8	$48.4	$1,881.2
Less: Accumulated depreciation	(235.9)	(49.3)	(187.7)	(8.0)	(480.9)
Property, plant and equipment, net	$821.7	$218.1	$320.1	$40.4	$1,400.3
Depreciation expense for the three months ended September 30, 2014	$17.2	$3.5	$7.0	$1.1	$28.8
Depreciation expense for the nine months ended September 30, 2014	$46.4	$10.0	$21.2	$3.4	$81.0
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
Over the counter ("OTC") commodity swaps, physical commodity purchase and sale contracts and interest rate swaps and caps are generally valued using industry-standard models that consider various assumptions, including quoted forward prices, spot prices, interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued using quotations provided by brokers based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2014 and December 31, 2013, was as follows (in millions):

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$111.3	$—	$111.3
Liabilities
Commodity derivatives	—	(52.2)	—	(52.2)
Interest rate derivatives	—	(1.4)	—	(1.4)
Total liabilities	—	(53.6)	—	(53.6)
Net assets	$—	$57.7	$—	$57.7

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$23.9	$—	$23.9
Interest rate derivatives	—	0.1	—	0.1
Total assets	—	24.0	—	24.0
Liabilities
Commodity derivatives	—	(24.9)	—	(24.9)
Interest rate derivatives	—	(2.8)	—	(2.8)
Total liabilities	—	(27.7)	—	(27.7)
Net liabilities	$—	$(3.7)	$—	$(3.7)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of September 30, 2014 and December 31, 2013, $4.1 million and $2.6 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the derivative positions with each counterparty.

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
We primarily utilize OTC commodity swaps, generally with maturity dates of three years or less, and interest rate swap and cap agreements to achieve these objectives. OTC commodity swap contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Interest rate swap and cap agreements economically hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate. At this time, we do not believe there is any material credit risk with respect to the counterparties to these contracts.
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

The following table presents the fair value of our derivative instruments, as of September 30, 2014 and December 31, 2013. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will differ from the amounts presented in our condensed consolidated balance sheets (in millions):

		September 30, 2014		December 31, 2013
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$49.1	$(35.5)	$17.4	$(8.6)
OTC commodity swaps(1)	Other current liabilities	—	—	—	(3.4)
OTC commodity swaps(1)	Other long term assets	22.4	(2.7)	—	—
Interest rate derivatives	Other current assets	—	(1.4)	—	—
Interest rate derivatives	Other long term assets	—	—	0.1	—
Interest rate derivatives	Other long term liabilities	—	—	—	(2.8)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	34.5	(13.8)	3.5	(3.2)
OTC commodity swaps(1)	Other long term assets	5.3	(0.2)	—	—
OTC commodity swaps(1)	Other long term liabilities	—	—	3.0	(9.7)
Total gross fair value of derivatives		$111.3	$(53.6)	$24.0	$(27.7)
Less: Counterparty netting and cash collateral(2)		49.5	(53.6)	14.2	(16.8)
Less: Amounts subject to master netting arrangements that are not netted on the balance sheet		$—	$—	$6.0	$(6.0)
Total net fair value of derivatives		$61.8	$—	$3.8	$(4.9)

(1)
As of September 30, 2014 and December 31, 2013, we had open derivative contracts representing 15,468,250 barrels and 7,703,000 barrels, respectively, of crude oil and refined petroleum products. Of these open contracts, contracts representing 2,728,000 barrels and 5,186,000 barrels were designated as hedging instruments as of September 30, 2014 and December 31, 2013, respectively.

(2)
As of September 30, 2014 and December 31, 2013, $4.1 million and $2.6 million, respectively, of cash collateral has been netted with the derivative positions with each counterparty. Included in these amounts is $2.0 million of cash collateral associated with our interest rate derivatives as of both September 30, 2014 and December 31, 2013.

For the three and nine months ended September 30, 2014, we recognized total gains on our commodity derivatives of $29.7 million and $70.7 million, respectively. For the three and nine months ended September 30, 2013, we recognized losses of $10.3 million and $8.7 million, respectively. The gains and losses on commodity derivatives were recorded in cost of goods sold on the condensed consolidated statement of income.
Recognized gains (losses) associated with derivatives not designated as hedging instruments for the three and nine months ended September 30, 2014 and 2013 are as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	Income Statement Location	2014	2013	2014	2013
OTC commodity swaps	Cost of goods sold	$44.5	$(11.5)	$73.3	$(10.5)
Interest rate derivatives	Interest expense	0.6	0.2	1.3	1.4
	Total	$45.1	$(11.3)	$74.6	$(9.1)

Gains on our derivatives designated as cash flow hedging instruments for the three and nine months ended September 30, 2014 and 2013 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
OTC commodity swaps:
(Loss) gain recognized in OCI (effective portion)	$(13.5)	$7.1	$24.2	$7.1
(Loss) gain reclassified from accumulated OCI into cost of goods sold on closed positions (effective portion)	$(5.9)	$—	$(8.0)	$0.6
(Loss) gain recognized in cost of goods sold related to ineffectiveness	$(8.9)	$1.2	$5.4	$1.2
For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2014 or 2013. As of September 30, 2014 and December 31, 2013, gains (losses) of $14.4 million and $(4.0) million, respectively, on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. Losses of $3.9 million and $5.2 million, net of tax, on settled contracts were reclassified into cost of sales during the three and nine months ended September 30, 2014. Gains of $0.4 million, net of tax, on settled contracts were reclassified into cost of sales during the nine months ended September 30, 2013. We estimate that $19.4 million of these deferred gains will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. There were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting for the three or nine months ended September 30, 2014 or 2013.
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
Self-insurance
Delek is self-insured for workers’ compensation claims up to $1.0 million on a per-accident basis. We self-insure for general liability claims, inclusive of sudden and accidental pollution claims, up to $4.0 million on a per-occurrence basis. We self-insure for auto liability up to $4.0 million on a per-accident basis.
We have umbrella liability insurance available to each of our segments in an amount determined reasonable by management.
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines may be subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act ("ICA") or by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with the reporting requirements for these pipelines. Other of our pipelines have received a waiver from FERC's tariff requirements but comply with other applicable regulatory requirements.
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

While FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas and Louisiana; accordingly, such assets may be subject to additional regulation by the applicable governmental authorities in those states.
Environmental, Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the United States Environmental Protection Agency (the "EPA"), the United States Department of Transportation/Pipeline and Hazardous Materials Safety Administration, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our refineries, terminals, pipelines, underground storage tanks ("USTs") and related operations, and may be subject to revocation, modification and renewal.
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements as well as evolving interpretations and more strict enforcement of existing laws and regulations.
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
As of September 30, 2014, we have recorded an environmental liability of approximately $9.6 million, primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisition. We expect approximately $0.5 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.1 million in other current assets and $0.4 million in other non-current assets in our condensed consolidated balance sheet as of September 30, 2014. Approximately $1.0 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of September 30, 2014, our accrual for such UST-related remediation was less than $0.1 million.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We completed a project at the Tyler refinery in the fourth quarter of 2010 to partially reduce gasoline benzene levels. However, it is necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits have been acquired that we believe will be sufficient to cover our obligations through at least 2016, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of such credits.
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
In mid-2012, the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants. In September 2012, the EPA finalized revisions to the NSPS for Petroleum Refineries ("NSPS Subpart Ja") that primarily affects flares and process heaters. We believe our existing process heaters meet the applicable requirements and our refineries have not received any associated inquiries or requests for information, nor are they a party to any associated enforcement action at this time. Affected flares have three years to comply with the new standard, and it is likely the standard will impact the way some flares at our Tyler and El Dorado refineries are designed and/or operated. We are planning capital projects at our refineries related to flare compliance with NSPS Subpart Ja that will be implemented in 2014-2016.
In June 2014, the EPA proposed rules to further regulate refinery air emissions through additional NSPS and Maximum Achievable Control Technology requirements. The proposed rules would require capital expenditures for additional controls on the Tyler refinery’s coker and for the relief systems, flares, tanks and other sources at both refineries, as well as requiring changes to the way we operate or start up some process units. The proposed rule would also require that we monitor property line benzene concentrations and provide the results to the EPA, which will make the results available to the public. The EPA anticipates finalizing the proposed rules in April 2015 with approximately three years to comply with most of the requirements. If the proposed rules are finalized, we do not anticipate that any required capital and operating costs will be material and do not believe compliance will affect our production capacities or have a material adverse effect upon our business, financial condition or results of operations.
The Energy Independence and Security Act of 2007 ("EISA") increased the amounts of renewable fuel required to be blended into domestic transportation fuel supplies by the Energy Policy Act of 2005 to 32 billion gallons by 2022. The Renewable Fuel Standard - 2 (RFS-2) rule finalized by the EPA in 2010 to implement EISA, requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 9.2% of combined gasoline and diesel volume in 2012, increasing to 9.6% in 2013 and escalating annually to approximately 18% by 2022. Because the mandate requires specified volumes of biofuels, if the demand for motor fuels decreases in future years, even higher percentages of biofuels may be required. Alternatively, credits called Renewable Identification Numbers ("RINs") can be used instead of physically blending biofuels. The Tyler refinery began supplying a 10% ethanol gasoline blend (E-10) in January 2008 and 5% biodiesel blends in June 2011. The El Dorado refinery completed projects at its truck loading rack in June 2011 to make E-10 available and in July 2012 to make biodiesel blends available. In 2013, we internally generated, through our logistics, retail and refining segments, most of the RINs required to meet the obligations of our refineries, including a carryover of 2012 RINs, with a net surplus of biodiesel RINs that were available to be sold to purchase RINs in other categories.
The EPA has proposed slightly lower overall renewable fuel obligations for 2014 in recognition of blending issues associated with exceeding the 10% "blendwall" in gasoline; however, the EPA is not expected to finalize the required volumes until sometime in the fourth quarter of 2014. The EPA could require increased volumes compared with the proposed volumes. If the volumes in the proposed rule are finalized, it is likely we will obtain most of the RINs required for 2014 compliance through internal operations of our refineries and other business units. If the final rule requires higher volumes than proposed, it will likely be necessary for our refineries to purchase RINs in the market, but it is not possible at this time to predict what those volumes may be.
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
Following the November 2008 explosion and fire at the Tyler refinery, the EPA conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards. In late 2011, the EPA referred an enforcement action to the DOJ and in September 2014 we settled this matter through a Consent Decree that has been lodged with the court. The Consent Decree requires Delek to pay a penalty of $0.5 million and make a minor change to its written inspection procedures. The Consent Decree has no effect on production at the refinery and no cost implications other than the penalty amount.
We have detected several crude oil releases from pipelines owned by our logistics segment, including a release at Magnolia Station in March 2013, a release near Macedonia, Arkansas in October 2013 and a release in Haynesville, Louisiana in April 2014. Based on current information available to us, we do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
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
Letters of Credit
As of September 30, 2014, we had in place letters of credit totaling approximately $123.2 million with various financial institutions securing obligations primarily with respect to our workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment and gasoline and diesel purchases for the logistics segment. No amounts were drawn by beneficiaries of these letters of credit at September 30, 2014.
15. Subsequent Events
Dividend Declaration
On November 4, 2014, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on December 16, 2014 to shareholders of record on November 25, 2014.

Terminal and Pipeline Acquisition
On October 1, 2014, Delek Logistics purchased (i) a light products terminal in Mount Pleasant, Texas (the "Mount Pleasant Terminal"), (ii) a light products storage facility in Greenville, Texas (the "Greenville Storage Facility") and (iii) a 76-mile pipeline connecting the locations (the "Greenville-Mount Pleasant Pipeline"). The Mount Pleasant Terminal, the Greenville Storage Facility and the Greenville-Mount Pleasant Pipeline are hereinafter collectively referred to as the "Greenville-Mount Pleasant Assets." Delek Logistics acquired the Greenville-Mount Pleasant Assets from an affiliate of Magellan Midstream Partners, L.P. to complement our existing assets and provide enhanced logistical capabilities. The Mount Pleasant Terminal consists of approximately 200,000 barrels of light product storage capacity, three truck loading lanes and ethanol blending capability. The Greenville Storage Facility has approximately 325,000 barrels of storage capacity and is connected to the Explorer Pipeline System. The aggregate purchase price was approximately $11.1 million in cash, including $1.1 million in finished product inventory, comprised of cash on hand and borrowings under the DKL Revolver. The purchase price has been preliminarily allocated to inventory and property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.

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
Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) refining, (2) logistics, and (3) retail. Our refining segment operates independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude distillation capacity of 140,000 barrels per day ("bpd"). Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for both our refining segment and third parties. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 366 company-operated retail fuel and convenience stores located in Tennessee, Alabama, Georgia, Arkansas, Virginia, Kentucky and Mississippi.
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
Recent Developments
Tyler Expansion Project/Turnaround
During the first quarter of 2015, we plan to conduct a maintenance turnaround at the Tyler refinery, as well as replace the fluid catalytic cracking reactor. In addition, during the turnaround, we expect to complete a project to expand the crude nameplate capacity at the Tyler refinery by 15,000 bpd to 75,000 bpd. This expansion project is expected to cost approximately $70.3 million, of which an estimated $52.5 million is anticipated to be spent during 2014; including costs of approximately $34.1 million during the nine months ended September 30, 2014. This expansion project is being primarily financed with the $70.0 million term loan under our Wells ABL credit facility.
Return to Shareholders
Dividends
On September 23, 2014, our Board of Directors authorized a special dividend of $0.10 per share, which was paid on October 30, 2014 to shareholders of record on October 9, 2014. This special dividend was in addition to the regular dividend of $0.15 per share, declared on August 5, 2014 and paid on September 16, 2014 to shareholders of record on August 26, 2014. On November 4, 2014, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on December 16, 2014 to shareholders of record on November 25, 2014.

Stock Repurchase Program

On August 5, 2014, we announced that our Board of Directors had increased the authorization under our common stock repurchase program to $100.0 million. The repurchases are intended to be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend upon prevailing market prices, general economic and market conditions and other considerations. The stock repurchase program does not obligate us to acquire any particular amount of stock, and any unused portion of the authorization under the stock repurchase program will expire on December 31, 2014. During the three and nine months ended September 30, 2014, we repurchased 1,005,657 and 1,265,901 shares of common stock under the stock repurchase authorizations, for a total of $33.7 million and $41.6 million, or an average of $33.45 and $32.82 per share, respectively.
Economic Overview
Consolidated net income for the third quarter of 2014 was $72.5 million, or $1.22 per diluted share, compared to net loss of $(1.7) million, or $(0.03) per basic share, in the same period last year. Results for the third quarter of 2014 were positively impacted by improved refining margins which benefited from a wider discount between West Texas Intermediate ("WTI") Midland crude oil and WTI Cushing crude oil, increased throughput at the El Dorado refinery and an increase in the benchmark Gulf Coast crack spread to $15.05 per barrel in the third quarter of 2014 compared to $12.30 per barrel during the third quarter of 2013, resulting from a 8.15% decrease in WTI crude oil, only partially offset by 3.61% and 7.28% decreases in the U.S. Gulf Coast price of gasoline and Ultra-Low Sulfur Diesel ("ULSD"), respectively.
Refining Segment
Refining segment contribution margin increased to $151.1 million in the third quarter of 2014, versus $29.1 million in the third quarter of 2013. The refining segment contribution margin was positively impacted by a wider discount between WTI Midland crude oil and WTI Cushing crude oil, to an average of $9.85 per barrel in the third quarter of 2014, versus $0.28 in the third quarter of 2013. Also, market conditions resulted in an increase in the benchmark Gulf Coast crack spread, which averaged $15.05 per barrel in the third quarter of 2014, compared to $12.30 per barrel during the third quarter of 2013. Finally, lower crude oil prices improved the margin performance for residual products, including asphalt, in the third quarter of 2014 as compared to the same period in 2013. The refining segment recognized gains on derivative positions of $27.9 million in the third quarter of 2014, compared to losses of $9.9 million in the third quarter of 2013.
The Tyler refinery's refining margin was $19.05 per barrel sold in the third quarter of 2014, compared to $7.63 per barrel sold in the third quarter of 2013. The increase in refining margin per barrel was primarily attributable to the increase in the Midland WTI crude oil discount relative to WTI Cushing crude oil. The increased margins at the Tyler refinery were partially offset by a decrease in sales volumes, from 66,493 bpd in the third quarter of 2013 to 63,107 bpd in the third quarter of 2014. The decline in sales volumes in the third quarter of 2014 is primarily attributable to lower production in late June and early July due to a mechanical issue with the fluid catalytic cracking reactor. The fluid catalytic cracking reactor was repaired early in July 2014 and is expected to be replaced in connection with the planned turnaround of the Tyler refinery in the first quarter of 2015.
In the third quarter of 2014, the El Dorado refinery's throughput increased to 86,690 bpd, compared to 75,189 bpd in the third quarter of 2013. The El Dorado refinery's higher throughputs in the third quarter of 2014 were attributable to the completion of the turnaround at the El Dorado refinery in the first quarter of 2014, which improved light crude capability. The El Dorado refining margin increased to $11.51 per barrel sold during the third quarter of 2014, compared to $4.65 per barrel sold during the third quarter of 2013. This increase was primarily attributable to the wider discount between WTI Midland crude and WTI Cushing crude oil. Sales volumes at the El Dorado refinery increased 7.6% in the third quarter of 2014 as compared to the same period in 2013, due to increased production as a result of the ability to process additional barrels of light crude following work that was completed during the turnaround during the first quarter of 2014.
Logistics Segment
Logistics segment contribution margin increased to $23.7 million in the third quarter of 2014, versus $16.1 million in the third quarter of 2013, primarily due to increased pipeline and transportation revenues associated with the El Dorado Acquisition, as well as increased margins in west Texas due to favorable supply/demand balance during the third quarter of 2014. These increased revenues were partially offset by a 5.5% decline in west Texas sales volumes, to 17,923 bpd in the third quarter of 2014, versus 18,966 bpd in the prior-year period.

Retail Segment
Retail segment contribution margin decreased to $16.4 million in the third quarter of 2014, versus $16.6 million in the third quarter of 2013. The decrease in retail segment contribution margin was attributable to an increase in operating expenses, partially offset by an increase in sales volumes in the third quarter of 2014, as compared to the third quarter of 2013.
At the conclusion of the third quarter of 2014, the retail segment operated 366 locations, versus 362 locations in the prior-year period, as we continued our divestiture of under-performing properties in favor of newer, large-format locations. In the third quarter of 2014, we completed the construction of four new large-format retail stores. We expect to open one additional large-format store in the fourth quarter of 2014.
Market Trends
Our results of operations are significantly affected by the cost of the commodities that we purchase, process, produce and sell. Sudden change in petroleum-based commodity prices is our primary source of market risk. Historically, our profitability has been affected by the volatility of commodity prices, including crude oil and refined products.
We continue to experience volatility in the energy markets. The price of WTI crude oil ranged from a high of $107.26 per barrel to a low of $91.16 per barrel during the first nine months of 2014 and averaged $99.65 and $98.21 per barrel in the first nine months of 2014 and 2013, respectively. The Gulf Coast crack spread ranged from a high of $21.36 per barrel to a low of $10.21 per barrel during the first nine months of 2014 and averaged $15.72 per barrel during the first nine months of 2014, compared to an average of $19.55 in the same period of 2013.
Our Tyler and El Dorado refineries both continued to have access to discounted WTI and WTI-linked crude feedstocks during the first nine months of 2014, compared to certain of our competitors.  However, as new pipelines and rail capabilities have increased others' access to price-advantaged crude oil supplies in the mid-continent region, we have experienced a decline in certain crude oil price differentials. The price of WTI crude oil held an average discount of $7.37 per barrel when compared to Brent crude oil during the first nine months of 2014, compared to a discount of $10.37 per barrel in the comparable period of 2013. However, the WTI Midland crude oil discount to WTI Cushing crude oil averaged $7.24 per barrel in the first nine months of 2014, compared to an average of $2.74 in the comparable period of 2013. As these price differentials decrease, so does our competitive advantage inherent in our access to WTI-linked crude oils.
Environmental regulations continue to affect our margins in the form of the increasing cost of Renewable Identification Numbers ("RINs"). On a consolidated basis, we work to balance our RINs obligations in order to minimize the effect of RINs on our results. While we generate RINs in all three operating segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs can adversely affect our results of operations. The cost of ethanol RINs has fluctuated from an average of $0.86 in the third quarter of 2013 to an average of $0.50 in the third quarter of 2014. The cost of biodiesel RINs fluctuated from an average of $1.44 in the third quarter of 2013 to an average of $0.80 in the third quarter of 2014.
As part of our overall business strategy, management determines the cost to store crude oil, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude oil or other intermediate feedstocks based on various factors, including the crude pricing market in the U.S. Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude oil vendors, and any other factors which may impact the costs of crude oil. During the first nine months of 2014, refined product inventories decreased as compared to the end of 2013, due to the liquidation line fill inventory associated with a major crude oil pipeline and a build-up of refined product inventory in the fourth quarter of 2013 in anticipation of the El Dorado refinery shutdown for the turnaround completed in the first quarter of 2014. This product inventory on hand, in addition to products transferred from the Tyler refinery, was used to meet customer demand during the shutdown for the turnaround.
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
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the nine months ended September 30, 2014, from those disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) determining our inventory using the last-in, first out valuation method, (ii) evaluating impairment for property, plant and equipment and definite life intangibles, (iii) valuing goodwill and potential impairment, and (iv) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Summary Financial and Other Information
The following table provides summary financial data for Delek:

	Three Months Ended		Nine Months Ended
Statement of Operations Data	September 30,		September 30,
	2014	2013	2014	2013
	(In millions, except share and per share data)
Net sales:
Refining	$1,802.2	$1,751.8	$5,011.6	$5,029.7
Logistics	228.0	243.3	667.9	684.3
Retail	505.1	484.1	1,445.3	1,426.8
Other	(213.1)	(157.4)	(562.2)	(371.7)
Total	2,322.2	2,321.8	6,562.6	6,769.1
Operating costs and expenses:
Cost of goods sold	2,035.2	2,167.3	5,786.8	6,110.6
Operating expenses	100.9	97.1	301.6	291.1
General and administrative expenses	36.0	24.0	97.6	79.7
Depreciation and amortization	29.2	20.6	82.0	64.2
Other operating income	—	(0.1)	—	(1.6)
Total operating costs and expenses	2,201.3	2,308.9	6,268.0	6,544.0
Operating income	120.9	12.9	294.6	225.1
Interest expense	10.0	9.6	29.7	28.0
Interest income	—	(0.1)	(0.4)	(0.3)
Other income, net	(0.1)	(0.1)	(0.1)	(6.8)
Total non-operating expenses	9.9	9.4	29.2	20.9
Income before taxes	111.0	3.5	265.4	204.2
Income tax expense	32.8	0.5	84.7	68.1
Net income	78.2	3.0	180.7	136.1
Net income attributed to non-controlling interest	5.7	4.7	19.6	13.7
Net income (loss) attributable to Delek	$72.5	$(1.7)	$161.1	$122.4
Basic earnings (loss) per share	$1.23	$(0.03)	$2.73	$2.07
Diluted earnings (loss) per share	$1.22	$(0.03)	$2.70	$2.04
Weighted average common shares outstanding:
Basic	58,744,099	59,093,721	59,090,291	59,195,337
Diluted	59,302,788	59,727,244	59,673,599	60,097,637

	Nine Months Ended September 30,
(In millions)	2014	2013
Cash Flow Data:
Cash flows provided by operating activities	$223.9	$33.1
Cash flows used in investing activities	(204.2)	(128.1)
Cash flows provided by (used in) financing activities	78.0	(78.5)
Net increase (decrease) in cash and cash equivalents	$97.7	$(173.5)

	Three Months Ended September 30, 2014
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,618.4	$505.1	$198.2	$0.5	$2,322.2
Intercompany fees and sales	183.8	—	29.8	(213.6)	—
Operating costs and expenses:
Cost of goods sold	1,598.5	452.3	194.1	(209.7)	2,035.2
Operating expenses	52.6	36.4	10.2	1.7	100.9
Segment contribution margin	$151.1	$16.4	$23.7	$(5.1)	186.1
General and administrative expenses					36.0
Depreciation and amortization					29.2
Operating income					$120.9
Total assets	$2,085.5	$462.2	$296.2	$213.7	$3,057.6
Capital spending (excluding business combinations)	$30.0	$6.9	$0.8	$2.2	$39.9

	Three Months Ended September 30, 2013
(In millions)	Refining(1)	Retail	Logistics	Corporate, Other and Eliminations(1)	Consolidated
Net sales (excluding intercompany fees and sales)	$1,615.0	$484.1	$222.3	$0.4	$2,321.8
Intercompany fees and sales	136.8	—	21.0	(157.8)	—
Operating costs and expenses:
Cost of goods sold	1,666.3	434.3	218.2	(151.5)	2,167.3
Operating expenses	56.4	33.2	9.0	(1.5)	97.1
Segment contribution margin	$29.1	$16.6	$16.1	$(4.4)	57.4
General and administrative expenses					24.0
Depreciation and amortization					20.6
Other operating income					(0.1)
Operating income					$12.9
Total assets	$1,747.5	$437.4	$313.0	$250.3	$2,748.2
Capital spending (excluding business combinations)	$31.2	$9.5	$2.7	$9.4	$52.8

	Nine Months Ended September 30, 2014
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,533.2	$1,445.3	$583.9	$0.2	$6,562.6
Intercompany fees and sales	478.4	—	84.0	(562.4)	—
Operating costs and expenses:
Cost of goods sold	4,468.2	1,302.9	562.9	(547.2)	5,786.8
Operating expenses	169.2	103.4	29.1	(0.1)	301.6
Segment contribution margin	$374.2	$39.0	$75.9	$(14.9)	474.2
General and administrative expenses					97.6
Depreciation and amortization					82.0
Operating income					$294.6
Capital spending (excluding business combinations)	$157.3	$20.0	$2.8	$13.2	$193.3

	Nine Months Ended September 30, 2013
(In millions)	Refining(1)	Retail	Logistics	Corporate, Other and Eliminations(1)	Consolidated
Net sales (excluding intercompany fees and sales)	$4,710.3	$1,426.8	$631.2	$0.8	$6,769.1
Intercompany fees and sales	319.4	—	53.1	(372.5)	—
Operating costs and expenses:
Cost of goods sold	4,565.8	1,287.4	614.0	(356.6)	6,110.6
Operating expenses	166.5	98.9	28.0	(2.3)	291.1
Segment contribution margin	$297.4	$40.5	$42.3	$(12.8)	367.4
General and administrative expenses					79.7
Depreciation and amortization					64.2
Other operating income					(1.6)
Operating income					$225.1
Capital spending (excluding business combinations)	$62.3	$21.6	$9.8	$23.6	$117.3

(1)	Hedging activity previously reported in corporate, other and eliminations has been allocated to the refining segment.

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2014 versus the Three Months Ended September 30, 2013
In the third quarters of 2014 and 2013, we generated net sales of $2,322.2 million and $2,321.8 million, respectively, an increase of $0.4 million. The increase in net sales was primarily due to an increase in sales volume attributable to increased throughputs at the El Dorado refinery and increases in both fuel and merchandise volumes in the retail segment in the third quarter of 2014, compared to the same period in 2013. These increases were mostly offset by decreases in the price of finished products in all three operating segments and a decrease in sales volume in our west Texas operations of the logistics segment.
Cost of goods sold was $2,035.2 million for the third quarter of 2014 compared to $2,167.3 million for the third quarter of 2013, a decrease of $132.1 million, or 6.1%. The decrease in cost of goods sold primarily resulted from a decrease in the cost of both crude oil feedstocks in the refining segment and refined products in both the retail and logistics segments, as well as a decrease in sales volume at the Tyler refinery and in our west Texas operations of the logistics segment. Further contributing to the decrease was an increase in gains associated with our hedging program, to $29.7 million for the third quarter of 2014, compared to losses of $10.3 million for the third quarter of 2013. These decreases were partially offset by the increased sales volumes at the El Dorado refinery.
Operating expenses were $100.9 million for the third quarter of 2014 compared to $97.1 million for the third quarter of 2013, an increase of $3.8 million, or 3.9%. The increase in operating expenses was primarily due to an increase in maintenance and insurance expenses in the logistics segment and salaries and credit expenses in the retail segment. These increases were partially offset by a decrease in insurance, supplies and maintenance expenses in the refining segment.
General and administrative expenses were $36.0 million and $24.0 million for the third quarter of 2014 and 2013, respectively, an increase of $12.0 million, or 50.0%. The increase in general and administrative expenses was primarily due to an increase in salary and benefit expenses and legal expenses for the third quarter of 2014, as compared to the same period of 2013. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $29.2 million for the third quarter of 2014 compared to $20.6 million for the third quarter of 2013, an increase of $8.6 million, or 41.7%. The increase in depreciation expense is primarily attributable to new capital expenditures, as well as several acquisitions completed in 2013 and 2014.
Interest expense was $10.0 million for the third quarter of 2014 compared to $9.6 million for the third quarter of 2013, an increase of $0.4 million, or 4.2%. The increase was primarily attributable to increases in interest costs under our credit facilities due to changes in debt utilization and interest rates thereunder. These increases were partially offset by increased gains associated with our interest rate derivatives in the third quarter of 2014, compared to the third quarter of 2013.
Income tax expense was $32.8 million for the third quarter of 2014, compared to $0.5 million for the third quarter of 2013, an increase of $32.3 million, or 6,460.0%. Our effective tax rate was 29.5% for the third quarter of 2014, compared to 14.3% for the third quarter of 2013. The increase in our effective tax rate in the third quarter of 2014 was primarily due to the increase in pre-tax book income for the third quarter of 2014, compared to the third quarter of 2013.
Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2014 versus the Nine Months Ended September 30, 2013
For the nine months ended September 30, 2014 and 2013, we generated net sales of $6,562.6 million and $6,769.1 million, respectively, a decrease of $206.5 million, or 3.1%. The decrease in net sales is primarily due to decreases in the price of refined products in the refining, logistics and retail segments and a decrease in sales volume in the logistics segment in the nine months ended September 30, 2014, compared to the same period in 2013. These decreases were partially offset by an increase in fuel volumes and merchandise sales in the retail segment.
Cost of goods sold was $5,786.8 million for the nine months ended September 30, 2014, compared to $6,110.6 million for the nine months ended September 30, 2013, a decrease of $323.8 million, or 5.3%. The decrease in cost of goods sold primarily resulted from decreases in the cost of refined products in both the logistics and retail segments, as well as a decrease in sales volume in the logistics segment. Further contributing to the decrease was an increase in gains associated with our hedging program, to $70.7 million for the nine months ended September 30, 2014, compared to losses of $8.7 million for the nine months ended September 30, 2013.
Operating expenses were $301.6 million for the nine months ended September 30, 2014, compared to $291.1 million for the nine months ended September 30, 2013, an increase of $10.5 million, or 3.6%. The increase in operating expenses primarily resulted from maintenance expenses associated with environmental spill clean-up costs and a mechanical issue with the Tyler refinery's fluid catalytic cracking reactor, expenses associated with operating the biodiesel facility acquired in January 2014 and an increase in maintenance and utilities in the retail segment.
General and administrative expenses were $97.6 million for the nine months ended September 30, 2014, compared to $79.7 million for the nine months ended September 30, 2013, an increase of $17.9 million, or 22.5% . The increase is primarily attributable to increases in salary and benefit expenses and legal fees for the nine months ended September 30, 2014, as compared to the same period of 2013. These increases were partially offset by a decline in contracted services for the nine months ended September 30, 2014, as compared to the same period of 2013. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $82.0 million for the nine months ended September 30, 2014, compared to $64.2 million for the nine months ended September 30, 2013, an increase of $17.8 million, or 27.7%. This increase was primarily due to completed capital projects in the refining segment and the opening of new, large-format stores in the retail segment.
Other operating income was $1.6 million in the nine months ended September 30, 2013 and was primarily related to a condemnation payment associated with one of our retail stores. We did not have any other operating income in the nine months ended September 30, 2014.
Interest expense was $29.7 million for the nine months ended September 30, 2014, compared to $28.0 million for the nine months ended September 30, 2013, an increase of $1.7 million, or 6.1%. The increase is attributable primarily due to increases in our interest costs under our credit facilities due to changes in debt utilization and interest rates thereunder.
Income tax expense was $84.7 million for the nine months ended September 30, 2014, compared to $68.1 million for the nine months ended September 30, 2013, an increase of $16.6 million, or 24.4%. Our effective tax rate was 31.9% for the nine months ended September 30, 2014, compared to 33.3% for the nine months ended September 30, 2013. The decrease in our effective tax rate for the nine months ended September 30, 2014 was primarily due to an increase in certain tax benefits and the actualization of prior-year provision amounts.

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

Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tyler Refinery
Days operated in period	92	92	273	273
Total sales volume (average bpd)(1)	63,107	66,493	65,026	65,045
Products manufactured (average bpd):
Gasoline	33,846	33,040	34,971	34,719
Diesel/Jet	24,922	25,547	25,473	24,744
Petrochemicals, LPG, NGLs	2,714	2,941	2,473	2,536
Other	1,636	1,739	1,706	1,889
Total production	63,118	63,267	64,623	63,888
Throughput (average bpd):
Crude oil	59,981	60,585	58,766	59,239
Other feedstocks	4,450	3,295	6,888	5,665
Total throughput	64,431	63,880	65,654	64,904
Per barrel of sales(3):
Tyler refining margin(4)(6)	$19.05	$7.63	$18.37	$15.01
Direct operating expenses(5)	$4.24	$4.42	$4.47	$4.56

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
El Dorado Refinery
Days in period	92	92	273	273
Total sales volume (average bpd)(2)	85,880	79,804	76,955	75,589
Products manufactured (average bpd):
Gasoline	41,134	35,916	34,510	34,006
Diesel	34,205	28,301	27,569	26,800
Petrochemicals, LPG, NGLs	711	742	803	1,179
Asphalt	7,567	7,290	5,817	8,139
Other	930	944	865	952
Total production	84,547	73,193	69,564	71,076
Throughput (average bpd):
Crude oil	80,266	66,920	65,735	65,895
Other feedstocks	6,424	8,269	5,703	5,253
Total throughput	86,690	75,189	71,438	71,148
Per barrel of sales(3):
El Dorado refining margin(4)(7)	$11.51	4.65	$9.88	9.03
Direct operating expenses(5)	$3.36	3.83	$4.09	3.96

Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$97.31	$105.94	$99.65	$98.21
WTI — Midland crude oil (per barrel)	$87.03	$105.48	$91.73	96.93
US Gulf Coast 5-3-2 crack spread (per barrel)	$15.05	$12.30	$15.72	$19.55
US Gulf Coast Unleaded Gasoline (per gallon)	$2.67	$2.77	$2.72	$2.76
Ultra low sulfur diesel (per gallon)	$2.80	$3.02	$2.88	$2.99
Natural gas (per MMBTU)	$3.97	$3.55	$4.57	$3.69
_____________________________

(1)
Sales volume includes 1,810 bpd and 1,117 bpd sold to the logistics segment during the three and nine months ended September 30, 2014, respectively, and 532 bpd and 1,157 bpd during the three and nine months ended September 30, 2013, respectively. Sales volume also includes sales of 2,518 bpd and 3,746 bpd of intermediate and finished products to the El Dorado refinery during the three and nine months ended September 30, 2014, respectively, and 156 bpd and 433 bpd of intermediate and finished products during the three and nine months ended September 30, 2013, respectively.

(2)
Sales volume includes 2,792 bpd and 3,559 bpd of produced finished product sold to the retail segment during the three and nine months ended September 30, 2014, respectively, and 1,677 bpd and 2,086 bpd during the three and nine months ended September 30, 2013, respectively. Sales volume also includes 945 and 1,420 bpd of produced finished product sold to the Tyler refinery during the three and nine months ended September 30, 2014, respectively, and 834 and 877 bpd during the three and nine months ended September 30, 2013, respectively. Sales volume excludes 14,597 bpd and 13,319 bpd of wholesale activity during the three and nine months ended September 30, 2014, respectively, and 19,750 bpd and 21,534 bpd of wholesale activity during the three and nine months ended September 30, 2013, respectively.

(3)	"Per barrel of sales" information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) by the total barrels sold during the period.

(4)	"Refining margin" is defined as refinery net sales less cost of goods sold.

(5)	"Direct operating expenses" are defined as operating expenses attributed to the refining segment.

Comparison of the Three Months Ended September 30, 2014 versus the Three Months Ended September 30, 2013
Contribution margin for the refining segment in the third quarter of 2014 was $151.1 million, or 81.2% of our consolidated contribution margin, compared to $29.1 million, or 50.7% of our consolidated segment contribution margin in the third quarter of 2013. The increase to the refining segment contribution margin was primarily attributable to the increased margins at both the Tyler and El Dorado refineries, as compared to the same period in 2013. The increase in margins at both refineries benefited from an increase in the discount between Midland and Cushing crude oil, from $0.28 per barrel in the third quarter of 2013 to $9.85 in the third quarter of 2014. Margins at both refineries also benefited from an increase in the Gulf Coast crack spread to an average of $15.05 per barrel in the third quarter of 2014, compared to an average of $12.30 per barrel during the third quarter of 2013. The increase in the Gulf Coast crack spread was driven by a 8.15% decrease in WTI crude oil, which was partially offset by a 3.61% and 7.28% decrease in the U.S. Gulf Coast price of gasoline and ULSD, respectively.
Net sales for the refining segment were $1,802.2 million for the third quarter of 2014 compared to $1,751.8 million for the third quarter of 2013, an increase of $50.4 million, or 2.9%. The increase was primarily due to a 7.6% increase in total sales volume at the El Dorado refinery, which was partially offset by a 5.1% decrease in sales volume at the Tyler refinery. The increase in sales volume at the El Dorado refinery was primarily the result of an increase in crude throughputs, attributable to the ability to process additional barrels of light crude following work that was completed during the turnaround in the first quarter of 2014. Decreases in the price of U.S. Gulf Coast gasoline and ULSD partially offset the increase in net sales in the third quarter of 2014 as compared to the third quarter of 2013. During the third quarters of 2014 and 2013, the refining segment sold $183.8 million and $136.8 million, or 17,421 bpd and 9,993 bpd, respectively, of finished product and services to the logistics and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the third quarter of 2014 for the refining segment was $1,598.5 million compared to $1,666.3 million for the third quarter of 2013, a decrease of $67.8 million, or 4.1%. This decrease was a result of a decrease in the cost of WTI crude oil, from an average of $105.94 per barrel in the third quarter of 2013 to an average of $97.31 in the third quarter of 2014, as well as a decrease in sales volume at the Tyler refinery. These decreases were partially offset by the increase in sales volume at the El Dorado refinery.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $24.9 million and $15.7 million during the third quarters of 2014 and 2013, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses for the refining segment were $52.6 million for the third quarter of 2014 compared to $56.4 million for the third quarter of 2013, a decrease of $3.8 million, or 6.7%. The decrease in operating expenses was primarily due to a decrease in insurance and supplies expenses at the Tyler refinery and decreased maintenance expenses at the El Dorado refinery, partially offset by increased contractor expenses attributable to the increased throughputs at the El Dorado refinery.
Comparison of the Nine Months Ended September 30, 2014 versus the Nine Months Ended September 30, 2013
Contribution margin for the refining segment for the nine months ended September 30, 2014 was $374.2 million, or 78.9% of our consolidated contribution margin, compared to $297.4 million, or 81.0% of our consolidated segment contribution margin for the nine months ended September 30, 2013. The increase in the refining segment contribution margin was primarily attributable to the increased margins at both the Tyler and El Dorado refineries, as compared to the same period in 2013. The increase in margins at both refineries, from a combined $11.80 per barrel sold in the nine months ended September 30, 2013 to $13.77 per barrel sold in the nine months ended September 30, 2014, primarily resulted from an increase in the discount between Midland and Cushing crude oil, from $2.74 per barrel for the nine months ended September 30, 2013 to $7.24 for the nine months ended September 30, 2014. This increase was partially offset by a decline in the benchmark Gulf Coast crack spread to an average of $15.72 per barrel in the nine months ended September 30, 2014, compared to an average of $19.55 per barrel during the nine months ended September 30, 2013. The decline in the Gulf Coast crack spread was driven by a 1.47% increase in WTI crude oil, coupled with declines of 1.45% and 3.68% in the U.S. Gulf Coast price of gasoline and ULSD, respectively.
Net sales for the refining segment were $5,011.6 million for the nine months ended September 30, 2014, compared to $5,029.7 million for the nine months ended September 30, 2013, a decrease of $18.1 million, or 0.4%. Net sales decreased due primarily to a decrease in the average price of U.S. Gulf Coast gasoline and ULSD in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. During the nine months ended September 30, 2014 and 2013, the refining segment sold $478.4 million and $319.4 million, or 14,934 bpd and 8,131 bpd, respectively, of finished product and services to the logistics and retail segments. These sales are eliminated in consolidation.

Cost of goods sold for the nine months ended September 30, 2014 was $4,468.2 million compared to $4,565.8 million for the comparable 2013 period, a decrease of $97.6 million, or 2.1%. This decrease is primarily a result of gains associated with our hedging program of $69.2 million, which more than offset the increase in the average cost of crude oil, from $98.21 for the nine months ended September 30, 2013, to $99.65 for the nine months ended September 30, 2014.
Our refining segment has multiple service agreements with our logistics segment which, among other things, requires the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were$70.0 million and $39.4 million during the nine months ended September 30, 2014 and 2013, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses were $169.2 million for the nine months ended September 30, 2014, compared to $166.5 million for the nine months ended September 30, 2013, an increase of $2.7 million, or 1.6%. This increase in operating expense was attributable to increased maintenance expenses associated with environmental spill clean-up costs, a mechanical issue with the Tyler refinery's fluid catalytic cracking reactor and increased operating expenses associated with the operation of the biodiesel facility acquired in January 2014. These increases were partially offset by decreases in supplies expense and inspection fees at the Tyler refinery.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	59,659	61,698	61,097	55,988
West Texas wholesale marketing throughputs (average bpd)	17,923	18,966	17,132	18,206
West Texas wholesale marketing margin per barrel	$2.20	$1.63	$4.09	$2.41
Terminalling throughputs (average bpd) (2)	95,024	74,024	94,656	73,996
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	57,254	47,675	47,098	47,331
Refined products pipelines to Enterprise Systems	65,439	52,301	52,490	47,691
SALA Gathering System	22,258	21,921	22,221	22,236
East Texas Crude Logistics System	4,361	10,148	6,181	24,104
_____________________________

(1)	Excludes jet fuel and petroleum coke.

(2)
Consists of terminalling throughputs at our Tyler and Big Sandy, Texas, North Little Rock and El Dorado, Arkansas, and Memphis and Nashville, Tennessee terminals. Throughputs for the Tyler, Texas terminal are presented for the three and nine months ended September 30, 2014. Prior to July 27, 2013, the logistics segment did not record revenue for throughput at the Tyler, Texas terminal. Throughputs for the North Little Rock terminal are presented for the three and nine months ended September 30, 2014, following its acquisition in October 2013. Throughputs for the Big Sandy terminal are presented for the three and nine months ended September 30, 2014, following its commencement of operations in December 2013. Throughputs at the El Dorado, Arkansas terminal are for the period from February 10, 2014 through September 30, 2014. Prior to February 10, 2014, the logistics segment did not record revenue for throughput at the El Dorado, Arkansas terminal. Throughputs for the Memphis and Nashville, Tennessee terminals are for all periods presented.

Comparison of the Three Months Ended September 30, 2014 versus the Three Months Ended September 30, 2013
Contribution margin for the logistics segment in the third quarter of 2014 was $23.7 million, or 12.7% of our consolidated segment contribution margin, compared to $16.1 million, or 28.0% of our consolidated segment contribution margin, in the third quarter of 2013. The increase in the logistics segment contribution margin was primarily attributable to higher margins achieved in our wholesale and marketing operations in west Texas as a result of favorable supply/demand balance during the third quarter of 2014 as compared to the third quarter of 2013. Further contributing to the increase were increases in net sales as a result of the effect of the throughput and tankage agreements with the refining segment, in connection with the El Dorado Acquisition.
Net sales for the logistics segment were $228.0 million in the third quarter of 2014 compared to $243.3 million for the third quarter of 2013, a decrease of $15.3 million, or 6.3%. The decrease is attributable to decreases in the average sales prices per gallon of gasoline and diesel and to decreases in sales volume in our west Texas operations. The average sales price per gallon of gasoline decreased $0.11 per gallon during the third quarter of 2014, to $2.68 per gallon, from $2.79 per gallon in the third quarter of 2013. The average sales price per gallon of diesel decreased $0.20 per gallon during the third quarter of 2014, to $2.91 per gallon, from $3.11 per gallon in the third quarter of 2013. Net sales included $3.6 million of net service fees paid by our refining segment to our logistics segment during both the third quarter of 2014 and 2013. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $24.9 million and $15.7 million in the third quarter of 2014 and the third quarter of 2013, respectively. The logistics segment also sold $1.3 million and $1.7 million of RINs to the refining segment in the third quarter of 2014 and 2013, respectively. These intercompany sales and fees are eliminated in consolidation.
Cost of goods sold for the logistics segment decreased $24.1 million, or 11.0%, to $194.1 million in the third quarter of 2014, from $218.2 million in the third quarter of 2013. The decrease in cost of goods sold is attributable to decreases in sales volumes and in the average cost per barrel sold in our west Texas marketing operations. The average cost per barrel sold decreased to $117.24 in the third quarter of 2014, compared to $125.07 in the third quarter of 2013.
Operating expenses for the logistics segment were approximately $10.2 million and $9.0 million for the third quarter of 2014 and 2013, respectively, an increase of $1.2 million, or 13.3%. The increase in operating expenses was primarily due to increases in maintenance and insurance expenses in the third quarter of 2014 as compared to the third quarter of 2013.
Comparison of the Nine Months Ended September 30, 2014 versus the Nine Months Ended September 30, 2013
Contribution margin for the logistics segment for the nine months ended September 30, 2014 was $75.9 million, or 16.0% of our consolidated segment contribution margin, compared to $42.3 million, or 11.5% of our consolidated segment contribution margin for the nine months ended September 30, 2013. The increase in the logistics segment contribution margin was primarily attributable to an increase in pipeline and transportation revenues in the nine months ended September 30, 2014 as compared to the same period in 2013. The increase in these revenues is primarily attributable to the commercial agreements between the logistics and refining segments resulting from the El Dorado Acquisition and the Tyler Acquisition. Further contributing to the increase in contribution margin was higher margins achieved in our wholesale and marketing operations in west Texas for the nine months ended September 30, 2014, compared to the comparable 2013 period, as a result of favorable supply/demand balance due to downtime at refineries in the region.
Net sales for the logistics segment were $667.9 million for the nine months ended September 30, 2014 compared to $684.3 million for the nine months ended September 30, 2013, a decrease of $16.4 million, or 2.4%. The decrease in net sales was primarily due to the decrease in total sales volume, which averaged 17,131 bpd in the nine months ended September 30, 2014 compared to 18,206 bpd in the same period of 2013, due to reduced supply and to the fact that our Abilene terminal was not operational for a portion of the first quarter due to required maintenance. Also contributing to the decrease were decreases in the average sales prices per gallon of gasoline and diesel. The average sales price per gallon of gasoline decreased $0.04 per gallon during the nine months ended September 30, 2014, to $2.76 per gallon, from $2.80 per gallon during the nine months ended September 30, 2013. The average sales price per gallon of diesel decreased $0.05 per gallon during the nine months ended September 30, 2014, to $3.04 per gallon, from $3.09 per gallon during the nine months ended September 30, 2013. This decrease was partially offset by increases in net sales attributable to the commercial agreements between the logistics and refining segments resulting from the El Dorado Acquisition and the Tyler Acquisition. Net sales included $10.7 million and $10.3 million of net service fees paid by our refining segment to our logistics segment during the nine months ended September 30, 2014 and 2013, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $70.0 million and $39.4 million in the nine months ended September 30, 2014 and 2013, respectively. The logistics segment also sold $3.3 million and $3.4 million of RINs to the refining segment in the nine months ended September 30, 2014 and 2013. These sales and fees are eliminated in consolidation.

Cost of goods sold decreased $51.1 million, or 8.3%, to $562.9 million in the nine months ended September 30, 2014, compared to cost of goods sold of $614.0 million in the nine months ended September 30, 2013. The decrease in cost of goods sold is primarily attributable to decreases in sales volumes and in the average cost per barrel sold in our west Texas marketing operations. The average cost per barrel sold decreased $3.83 per barrel for the nine months ended September 30, 2014, to $119.71 per barrel from $123.54 per barrel in the nine months ended September 30, 2013.
Operating expenses in the logistics segment were approximately $29.1 million and $28.0 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $1.1 million, or 3.9%. The increase in operating expenses was primarily due to increases in maintenance and insurance costs.

Retail Segment
The table below sets forth certain information concerning our retail segment operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Number of stores (end of period)	366	362	366	362
Average number of stores	364	367	362	370
Retail fuel sales (thousands of gallons)	116,108	102,538	323,333	307,902
Average retail gallons sold per average number of stores (in thousands)	319	279	893	832
Retail fuel margin ($ per gallon)	$0.194	$0.205	$0.173	$0.183
Merchandise sales (in thousands)	$107,042	$102,552	$300,136	$288,028
Merchandise margin %	27.7%	27.6%	28.1%	28.4%
Change in same-store retail fuel gallons sold	5.1%	(5.3)%	(0.3)%	0.1%
Change in same-store merchandise sales	2.5%	2.7%	3.4%	0.5%
Comparison of the Three Months Ended September 30, 2014 versus the Three Months Ended September 30, 2013
Contribution margin for the retail segment decreased to $16.4 million, or 8.8% of our consolidated contribution margin, in the third quarter of 2014, versus $16.6 million, or 28.9% of our consolidated contribution margin, in the third quarter of 2013. The decrease was primarily due to an increase in operating expenses, partially offset by an increase in sales volumes in the third quarter of 2014, as compared to the third quarter of 2013.
Net sales for the retail segment in the third quarter of 2014 increased $21.0 million, or 4.3%, to $505.1 million from $484.1 million in the third quarter of 2013. The increase in net sales was primarily due to an increase in fuel sales volumes and merchandise sales in the third quarter of 2014, as compared with the same period of 2013. These increases were partially offset by a decrease in the retail fuel price per gallon of 3.8% to an average price of $3.27 per gallon in the third quarter of 2014 from an average price of $3.40 per gallon in the third quarter of 2013.
Retail fuel gallons sold for the retail segment were 116.1 million gallons for the third quarter of 2014, compared to 102.5 million gallons for the third quarter of 2013. Same-store retail fuel gallons sold increased 5.1% for the third quarter of 2014, compared to the third quarter of 2013. Total fuel sales, including wholesale dollars, increased 4.3% to $398.0 million in the third quarter of 2014, compared to $381.5 million in the third quarter of 2013.
Merchandise sales for the retail segment increased 4.4% to $107.0 million in the third quarter of 2014 compared to $102.6 million in the third quarter of 2013. Same-store merchandise sales increased 2.5%, primarily due to increases in the cigarette, other tobacco and dairy categories during the third quarter of 2014 as compared to the same period in 2013.
Cost of goods sold for the retail segment increased $18.0 million, or 4.1%, to $452.3 million in the third quarter of 2014 from $434.3 million in the third quarter of 2013. This increase was primarily due to the increase in fuel sales volumes, partially offset by a decrease in the average retail cost per gallon of 3.8%, to an average cost of $3.07 per gallon in the third quarter of 2014 from an average cost of $3.19 per gallon in the third quarter of 2013.
Operating expenses for the retail segment were $36.4 million in the third quarter of 2014 as compared to $33.2 million in the third quarter of 2013, an increase of $3.2 million, or 9.6%. This increase was primarily attributable to increases in salaries and credit expenses in the third quarter of 2014 as compared to the third quarter of 2013.

Comparison of the Nine Months Ended September 30, 2014 versus the Nine Months Ended September 30, 2013
Contribution margin for the retail segment decreased to $39.0 million, or 8.2% of our consolidated contribution margin, in the nine months ended September 30, 2014, versus $40.5 million, or 11.0% of our consolidated contribution margin, in the nine months ended September 30, 2013. This decrease was primarily due to a decrease in both fuel and merchandise margins during the nine months ended September 30, 2014, when compared to the same period in 2013.
Net sales for our retail segment in the nine months ended September 30, 2014 increased $18.5 million, or 1.3%, to $1,445.3 million from $1,426.8 million in the nine months ended September 30, 2013. The increase in sales is primarily attributable to an increase in retail fuel sales volumes, which was partially offset by a decrease in the retail fuel price per gallon of 1.8% to an average price of $3.34 per gallon in the nine months ended September 30, 2014 from an average price of $3.40 per gallon in the same period in 2013.
Retail fuel gallons sold were 323.3 million gallons for the nine months ended September 30, 2014, compared to 307.9 million gallons for the nine months ended September 30, 2013. Comparable store gallons decreased 0.3% between the nine months ended September 30, 2014 and the nine months ended September 30, 2013.
Merchandise sales increased 4.2%, from $288.0 million for the nine months ended September 30, 2013 to $300.1 million in the nine months ended September 30, 2014. The increases in merchandise sales was primarily due to an increase in cigarette, other tobacco and dairy categories during the nine months ended September 30, 2014, as compared to the same period in 2013.
Cost of goods sold for our retail segment increased $15.5 million, or 1.2%, to $1,302.9 million in the nine months ended September 30, 2014 compared to $1,287.4 million in the same period in 2013. This increase was primarily due to the increase in retail fuel sales volumes, partially offset by a decrease in the average retail cost per gallon of 1.6%, or an average cost of $3.17 per gallon in the nine months ended September 30, 2014 when compared to an average cost of $3.22 per gallon in the same period in 2013.
Operating expenses were $103.4 million in the nine months ended September 30, 2014 compared to $98.9 million in the same period in 2013, an increase of $4.5 million, or 4.6%. This increase was primarily due to an increase in maintenance, credit and salaries expense during the nine months ended September 30, 2014 compared to the same period in 2013.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2014 and 2013 (in millions):

	Nine Months Ended September 30,
	2014	2013
Cash Flow Data:
Cash flows provided by operating activities	$223.9	$33.1
Cash flows used in investing activities	(204.2)	(128.1)
Cash flows provided by (used in) financing activities	78.0	(78.5)
Net increase (decrease) in cash and cash equivalents	$97.7	$(173.5)
Cash Flows from Operating Activities
Net cash provided by operating activities was $223.9 million for the nine months ended September 30, 2014, compared to $33.1 million for the comparable period of 2013. The increase in cash flows from operations was primarily due to a decrease in inventories and other current assets primarily attributable to the processing of surplus crude inventory at both the Tyler and El

Dorado refineries, as well as an increase in net income for the nine months ended September 30, 2014, to $180.7 million, from $136.1 million in the same period of 2013. These increases were partially offset by a decrease in the obligation under our supply and offtake agreement, due to the processing of surplus crude inventory at the El Dorado refinery.
Cash Flows from Investing Activities
Net cash used in investing activities was $204.2 million for the first nine months of 2014, compared to $128.1 million in the comparable period of 2013. This increase is primarily due to an increase in capital expenditures in the first nine months of 2014, compared to the same period of 2013. The increase in capital expenditures for the first nine months of 2014 was primarily related to expenditures to complete the turnaround and several capital projects that were completed in conjunction with the turnaround at the El Dorado refinery.
Cash used in investing activities includes our capital expenditures during the first nine months of 2014 of approximately $193.3 million, of which $157.5 million was spent on projects in the refining segment, $20.0 million was spent in the retail segment, $2.6 million was spent at our logistics segment and $13.2 million was spent at the holding company level. During the nine months ended September 30, 2013, we spent $117.3 million, of which $68.8 million was spent on projects in our refining segment, $21.6 million was spent in our retail segment, $3.3 million was spent at our logistics segment and $23.6 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash provided by financing activities was $78.0 million in the nine months ended September 30, 2014, compared to net cash used in financing activities of $78.5 million in the comparable period of 2013. The increase in cash provided by financing activities is primarily due to net borrowings under our revolving credit facilities of $96.7 million in the nine months ended September 30, 2014, compared to net borrowings of $61.0 million in the comparable period of 2013 and net borrowings under promissory notes of $87.5 million in the nine months ended September 30, 2014, compared to net repayments of $54.2 million in the comparable 2013 period.
Cash Position and Indebtedness
As of September 30, 2014, our total cash and cash equivalents were $497.7 million and we had total indebtedness of approximately $594.2 million. Borrowing availability under our four separate revolving credit facilities was approximately $596.7 million and we had letters of credit issued of $123.2 million. We believe we were in compliance with our covenants in all debt facilities as of September 30, 2014. See Note 6 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our four separate revolving credit facilities.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2014 were $193.3 million, of which approximately $157.5 million was spent in our refining segment, $20.0 million in our retail segment, $2.6 million in our logistics segment and $13.2 million at the holding company level. Our capital expenditure budget is approximately $277.7 million for 2014. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2014 and planned capital expenditures for the full year 2014 by operating segment and major category (in millions):

	Full Year 2014 Forecast	Nine Months Ended September 30, 2014
Refining:
Sustaining maintenance, including turnaround activities	$93.2	$77.3
Regulatory	14.6	3.3
Discretionary projects	110.0	76.9
Refining segment total	217.8	157.5
Logistics(1):
Regulatory	1.0	0.5
Sustaining maintenance	5.2	1.2
Discretionary projects	3.7	0.9
Logistics segment total	9.9	2.6
Retail:
Sustaining maintenance	9.0	5.3
Growth/profit improvements	6.0	3.6
Retrofit/rebrand/re-image	1.8	1.4
Raze and rebuild/new/land	12.0	9.7
Retail segment total	28.8	20.0
Other:
Growth/profit improvements	5.0	2.7
New builds	16.2	10.5
Other total	21.2	13.2
Total capital spending	$277.7	$193.3

(1)
The actual and forecasted capital spending for the logistics segment does not include capital expenditures prior to February 10, 2014 of $0.2 million related to the assets acquired by the logistics segment in the El Dorado Acquisition. These expenditures are reflected in the actual and forecasted spending of the refining segment.

In the third quarter 2014, we decreased our total capital spending forecast for 2014 to $277.7 million, down from the prior forecast of $290.3 million. The decrease in our total capital spending forecast for 2014 is primarily attributable to certain capital projects in both the refining and logistics segments that were originally planned for 2014 but have been postponed until 2015. For the full year 2014, we plan to spend approximately $28.8 million in the retail segment, of which we plan to spend $12.0 million for the full year 2014 on construction of 11 new prototype locations at existing and new sites and $6.0 million on other profit and growth improvements in existing stores. We expect to spend approximately $217.8 million in our refining segment for the full year 2014. The full year 2014 refining segment forecast includes $14.6 million in regulatory projects, $3.3 million of which was spent in the nine months ended September 30, 2014. In addition, we plan to spend approximately $93.2 million on maintenance projects and approximately $110.0 million for other discretionary projects in the refining segment in the full year 2014. We plan to spend $9.9 million in the logistics segment for the full year 2014.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
These disclosures should be read in conjunction with the condensed consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other information presented herein as well as in the "Quantitative and Qualitative Disclosures About Market Risk" section contained in our Annual Report on Form 10-K.
No material changes have occurred in our exposure to market risk since the date of our Annual Report on Form 10-K.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended September 30, 2014 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2014	141,000	$28.37	141,000	$38,091,597	(2)
August 1 - August 31, 2014	682,998	34.24	682,998	64,702,884
September 1 - September 30, 2014	181,659	34.42	181,659	$58,450,288
Total	1,005,657	$33.45	1,005,657	N/A

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

ITEM 5. OTHER INFORMATION

Dividend Declaration
On November 4, 2014, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on December 16, 2014 to shareholders of record on November 25, 2014.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	§*	Employment Agreement, dated November 6, 2012, by and between Delek US Holdings, Inc. and Dan L. Gordon.
31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

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
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 6, 2014

EXHIBIT INDEX

Exhibit No.		Description
10.1	§*	Employment Agreement, dated November 6, 2012, by and between Delek US Holdings, Inc. and Dan L. Gordon.
31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Management contract or compensatory plan or arrangement

§	Filed herewith.