Form 10-K
period 2014-12-31
Delek US Holdings, Inc.
filed 2015-02-26
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 18 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2014 was approximately $1,653,327,694, based upon the closing sale price of the registrant's common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.

At February 20, 2015, there were 57,274,594 shares of the registrant's common stock, $.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Documents incorporated by reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1.    BUSINESS

Company Overview

We are an integrated energy business focused on petroleum refining, the transportation, storage and wholesale of crude oil and intermediate and refined products and convenience store retailing. Delek US Holdings, Inc. ("Holdings"), a Delaware corporation formed in 2001, is the sole shareholder or owner of membership interests of Delek Refining, Inc. ("Refining"), Delek Finance, Inc., Delek Marketing & Supply, LLC, Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, Inc., Delek Logistics Services Company, MAPCO Express, Inc. ("MAPCO Express"), MAPCO Fleet, Inc., NTI Investments, LLC, GDK Bearpaw, LLC, Delek Helena, LLC, Commerce Way Insurance Company, Inc., Delek Land Holdings, LLC and Delek Transportation, LLC. In addition, as of December 31, 2014, we owned a 59.9% limited partner interest in Delek Logistics Partners, LP ("Delek Logistics"), a publicly traded master limited partnership that we formed in April 2012, and a 95.8% interest in Delek Logistics GP, LLC ("Logistics GP"), which owns the entire 2.0% general partner interest in Delek Logistics. Unless otherwise indicated or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. Our business consists of three operating segments: refining, logistics and retail.

Our refining segment operates independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude throughput capacity of 140,000 bpd. We are in the process of expanding our Tyler refinery crude throughput capacity by 15,000 bpd (the "Tyler Expansion"). It is expected to be completed in March 2015 and would increase crude throughput capacity to a combined 155,000 bpd. The Tyler refinery sells the majority of its production over a refinery truck rack owned and operated by our logistics segment to supply the local market in the east Texas area. The El Dorado refinery sells a portion of its production at the refinery truck rack, which is owned and operated by our logistics segment, but the majority of the refinery's production is shipped into the Enterprise Pipeline System and our logistics segment's El Dorado Pipeline system to supply a combination of pipeline bulk sales and wholesale rack sales at terminal locations along the pipeline, including Shreveport, Louisiana, North Little Rock, Arkansas, Memphis, Tennessee, and Cape Girardeau, Missouri. Our refining segment also owns and operates two biodiesel facilities involved in the production of biodiesel fuels and related activities, the second of which was purchased in January 2014.

Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for both our refining segment and third parties. The logistics segment owns approximately 400 miles of crude oil transportation pipelines, approximately 245 miles of active refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 8.1 million barrels of active shell capacity. Our logistics segment owns and operates nine terminals and markets light products using third-party terminals.

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 365 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.

Business Strategy

Historically, we have grown through acquisitions across each of our segments. This is demonstrated by the acquisitions of the Tyler refinery and El Dorado refinery in 2005 and 2011, respectively. We also purchased a series of logistics assets since 2006 that created a new growth platform for the Company and provides support to our refining assets as well as third party customers. In the retail segment, after growing through a series of acquisitions from 2001 to 2007, we have focused on managing our portfolio of stores while building new large format stores in our market area, as well as leveraging our gasoline supply opportunities from our refining segment. Our business strategy is focused on growing our integrated business model that allows us to participate from moving crude oil to our refineries for processing into refined products to selling fuel to customers across our retail network. This growth may come from acquisitions, as well as investments in our existing businesses as we continue to broaden our existing geographic presence and integrated business model.

We completed a number of acquisitions during the year ended December 31, 2014, which are described in detail in the section entitled “Executive Summary and Strategic Overview-Strategic Accomplishments-Acquisitions” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Information About Our Segments
We prepare segment information on the same basis on which we review financial information for operational decision making purposes. In February 2014, a subsidiary of Delek Logistics completed the acquisition of certain storage tanks and the products terminal located at our refinery in El Dorado, Arkansas (the "El Dorado refinery") from Lion Oil (the "El Dorado Acquisition"). In conjunction with the El Dorado Acquisition, we reclassified certain operating segments. The results of the operation of the assets associated with this acquisition were previously reported as part of our refining segment and are now reported in our logistics segment. The historical results of the operation of these assets have been reclassified to conform to the current presentation.
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

Refining System Feedstock Purchases
Our refining system purchases crude oil and other feedstocks through term agreements, some of which may include renewal provisions, and through spot market transactions. The majority of the crude oil we purchase is sourced from inland domestic sources, primarily originating in areas of Texas and Arkansas. We also purchase crude delivered by rail car that originates primarily in other parts of the United States and Canada. A large portion of the crude oil currently purchased at both the Tyler and El Dorado refineries is priced at a differential to the price per barrel of WTI. In most cases, this differential is established during the month prior to the month in which the crude oil is processed at our refineries.

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

Refining Segment - Tyler Refinery

As of December 31, 2014, our Tyler refinery has a nameplate crude throughput capacity of 60,000 bpd. During the first quarter of 2015, we plan to conduct a maintenance turnaround at the Tyler refinery, as well as replace the fluid catalytic cracking reactor. In addition, during the turnaround, we expect to complete a project to expand the crude nameplate capacity at the Tyler refinery by 15,000 bpd to 75,000 bpd. See the section entitled “Executive Summary and Strategic Overview-Strategic Accomplishments-Refining Segment” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for a description of the turnaround and expansion activities.

The Tyler refinery is currently the only major distributor of a full range of refined petroleum products within a radius of approximately 100 miles of its location. The refinery is situated on approximately 100 out of a total of approximately 600 contiguous acres of land (excluding pipelines) that we own in Tyler, Texas and adjacent areas.

The Tyler refinery is designed to process mainly light, sweet crude oil, which is typically of a higher quality than heavier sour crudes. The Tyler refinery has access to crude oil pipeline systems that allow us access to East Texas, West Texas and limited Gulf of Mexico and foreign crude oils. Most of the crude supplied to the Tyler refinery is delivered by third-party pipelines and through pipelines owned by our logistics segment.

The table below sets forth information concerning crude oil received at the Tyler refinery:

	Percentage of Crude Oil Received
	Year Ended December 31,
Origin	2014	2013
East Texas crude oil	9.5%	11.5%
WTI crude oil	90.5%	88.5%

The Tyler refinery has a crude oil processing unit with a 60,000 bpd atmospheric column and a 21,000 bpd vacuum tower. The other major processing units at the Tyler refinery include a 20,200 bpd fluid catalytic cracking unit, a 6,500 bpd delayed coking unit, a 22,000 bpd naphtha hydrotreating unit, a 13,000 bpd gasoline hydrotreating unit, a 22,000 bpd distillate hydrotreating unit, a 17,500 bpd continuous regeneration reforming unit, a 5,000 bpd isomerization unit, and a sulfuric alkylation unit with a alkylate production capacity of 4,720 bpd. The Tyler refinery has a Nelson Complexity Factor of 9.5. The Tyler Expansion will increase the crude processing unit to 75,000 bpd, the distillate hydrotreating unit to 36,000 bpd and the naptha hydrotreating unit to 28,000 bpd.

The fluid catalytic cracking unit and delayed coker enabled us to produce approximately 97.4% light products in 2014, including primarily a full range of gasoline, diesel, jet fuels, liquefied petroleum gas and natural gas liquids.

The table below sets forth information concerning the throughput at the Tyler refinery:

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Bpd	%	Bpd	%	Bpd	%
Refinery throughput (average bpd):
Sweet crude oil	58,756	88.3%	58,327	92.1%	56,426	94.2%
Other blendstocks	7,811	11.7%	4,970	7.9%	3,450	5.8%
Total refinery throughput	66,567	100.0%	63,297	100.0%	59,876	100.0%

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

The table below sets forth information concerning the Tyler refinery's production slate:

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Bpd	%	Bpd	%	Bpd	%
Products produced (average bpd):
Gasoline	35,829	54.7%	33,791	54.2%	33,045	55.8%
Diesel/jet	25,713	39.2%	24,374	39.1%	21,883	37.0%
Petrochemicals, LPG, NGLs	2,264	3.5%	2,292	3.7%	2,268	3.8%
Other	1,717	2.6%	1,847	3.0%	1,989	3.4%
Total production	65,523	100.0%	62,304	100.0%	59,185	100.0%

The vast majority of our transportation fuels and other products are sold directly from a refined products terminal owned by Delek Logistics and located at the Tyler refinery.

As a result of our ability to deliver most of our gasoline and diesel fuel production directly into the local market through Delek Logistics' terminal located at the Tyler refinery, we believe our customers benefit from lower transportation costs compared to alternative sources. Our customers include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, the U.S. government and independent retail fuel operators.

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

The El Dorado refinery is designed mainly to process a combination of sweet light, medium-sour and heavy crude oils. During the turnaround in 2014, we added the flexibility to process medium gravity or mostly light gravity crude oils. The refinery receives crude by several delivery points, including local crude and other third party pipelines that connect directly into Delek Logistics' El Dorado Pipeline System, which runs from Magnolia, Arkansas, to the El Dorado refinery (the "El Dorado Pipeline System"), and rail at third party terminals.

In 2014, we purchased crude oil for the El Dorado refinery from inland-sourced crude from east and west Texas, local sources, including crude gathered through a local domestic crude oil gathering system in the adjacent Arkansas area production fields owned and operated by Delek Logistics (the "SALA Gathering System"), rail and reduced amounts of Gulf Coast crude. At present, J. Aron and Company ("J. Aron"), through arrangements with various oil companies, supplies a substantial portion of the El Dorado refinery's crude oil input requirements pursuant to an amended and restated Master Supply and Offtake Agreement ( the "S&O Agreement").

The table below sets forth information concerning crude oil received at the El Dorado refinery:

	Percentage of Crude Oil Received
	Year Ended December 31,
Origin	2014	2013
Domestic inland/local crude oil	91.9%	85.9%
Canadian crude oil	3.7%	10.2%
US Gulf Coast crude oil	4.2%	2.9%
Other foreign crude oil	0.1%	1.0%
The El Dorado refinery is equipped with a crude oil processing unit with a 100,000 bpd capacity. The actual average annual crude unit throughput will vary based on economics and market requirements, as well as other physical limitations that affect the daily throughput or the utilization rate of the refinery. Due to constraints in downstream conversion, the operable capacity of the El Dorado refinery is estimated at approximately 80,000 bpd. The El Dorado refinery is also equipped with a 55,000 bpd vacuum unit, a 22,000 distillate hydrotreating unit, a 20,000 bpd FCC unit, a 15,300 bpd continuous regenerative catalytic reforming unit, a 7,000 bpd isomerization unit and a 5,000 bpd alkylation unit. The El Dorado refinery has a Nelson Complexity Factor of 9.0.

The table below sets forth information concerning the throughput at the El Dorado refinery:

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Bpd	%	Bpd	%	Bpd	%
Refinery throughput (average bpd):
Crude:
Sweet	38,721	53.1%	36,324	49.8%	29,982	41.0%
Sour	28,002	38.4%	29,563	40.6%	35,393	48.3%
Total crude	66,723	91.5%	65,887	90.4%	65,375	89.3%
Other blendstocks(1)	6,229	8.5%	6,872	9.6%	7,797	10.7%
Total refinery throughput	72,952	100.0%	72,759	100.0%	73,172	100.0%

(1)	Includes denatured ethanol and biodiesel.

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

In 2014, gasoline, diesel, liquefied petroleum gas and natural gas liquids accounted for approximately 90.3% of the El Dorado refinery's production, while 9.7% of the product slate included various grades of asphalt, black oils and other residual products.

The table below sets forth information concerning the El Dorado refinery's production slate:

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Bpd	%	Bpd	%	Bpd	%
Products produced (average bpd):
Gasoline	35,960	50.4%	34,908	48.7%	33,411	46.8%
Diesel	27,716	38.9%	27,097	37.8%	27,163	38.1%
Petrochemicals, LPG, NGLs	701	1.0%	997	1.4%	1,318	1.8%
Asphalt	6,024	8.5%	7,691	10.8%	6,897	9.7%
Other	885	1.2%	949	1.3%	2,583	3.6%
Total production	71,286	100.0%	71,642	100.0%	71,372	100.0%

Products manufactured at the El Dorado refinery are sold to wholesalers and retailers through spot sales, commercial contracts and through exchange agreements in markets in Arkansas, Memphis, Tennessee and north into the Ohio River Valley region. The refinery connection to the Enterprise Pipeline System is a key means of product distribution for the refinery because it provides access to third-party terminals in multiple Mid-Continent markets located adjacent to the system. The refinery also supplies products to exchange partners on the Colonial pipeline systems.

Logistics Segment

Overview

Our logistics segment consists of Delek Logistics, a publicly traded master limited partnership, and its subsidiaries. Our consolidated financial statements include its consolidated financial results. As of December 31, 2014, we owned a 59.9% limited partner interest in Delek Logistics, and a 95.8% interest in Logistics GP, which owns both the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights.

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

Logistics Segment - Wholesale Marketing and Terminalling

The logistics segment's wholesale marketing and terminalling business provides wholesale marketing and terminalling services to the refining segment and to independent third parties from whom it receives fees for marketing, transporting, storing and terminalling refined products. It generates revenue by (i) providing marketing services for the refined products output of the Tyler refinery, (ii) engaging in wholesale activity at owned terminals in Abilene and San Angelo, Texas, as well as at terminals owned by third parties in Texas, whereby it purchases light products for sale and exchange to third parties, and (iii) providing terminalling services to independent third parties and the refining segment. Three terminals, located in El Dorado, Arkansas, Memphis, Tennessee, and North Little Rock, Arkansas, throughput refined product produced at the El Dorado refinery. Three terminals, located in Tyler, Big Sandy, and Mount Pleasant Texas, throughput refined product produced at the Tyler refinery.

Logistics Segment - Pipelines and Transportation
The logistics segment's pipelines and transportation business owns approximately 400 miles of crude oil transportation pipelines, approximately 140 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 5.8 million barrels of active shell capacity. These assets are primarily divided into the following operating systems:

•	the Lion Pipeline System, which transports crude oil to, and refined products from, the El Dorado refinery (the "Lion Pipeline System");

•	the SALA Gathering System, which gathers and transports crude oil production in southern Arkansas and northern Louisiana, primarily for the El Dorado refinery;

•	the Paline Pipeline System, which primarily transports crude oil from Longview, Texas to a third-party terminal in Nederland, Texas;

•	the East Texas Crude Logistics System, which currently transports a small portion of the crude oil delivered to the Tyler refinery (the "East Texas Crude Logistics System");

•	the Tyler-Big Sandy Pipeline, which is a pipeline link between the Tyler refinery and the Big Sandy Terminal;

•	the Tyler Tank Assets;

•	the El Dorado Tank Assets; and

•	the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility.

In addition to these operating systems, the logistics segment acquired approximately 120 trucks and 200 trailers in December 2014, used to haul primarily crude and asphalt.

Logistics Segment Supply Agreement
Approximately 69.0% of the petroleum products for sale by the logistics segment in west Texas are purchased from Noble Petro, Inc. ("Noble Petro"). Under the terms of a supply contract (the "Abilene Contract") with Noble Petro, we have the right to purchase up to 20,350 bpd of petroleum products. Under the Abilene Contract, we purchase petroleum products based on monthly average prices from Noble Petro immediately prior to our resale of such products to customers at our San Angelo and Abilene, Texas terminals, which we lease to Noble Petro. Under this arrangement, we have limited direct exposure to risks associated with fluctuating prices for these refined products due to the short period of time between the purchase and resale of these refined products. The Abilene Contract expires in December 2017 and does not have a renewal option.
Logistics Segment Operating Agreements With Delek

Delek Logistics has various long-term, fee-based commercial agreements with Delek and its subsidiaries that, among other things, establish fees for certain administrative and operational services provided by Delek and its subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial agreements for Delek Logistics to provide certain pipeline transportation, terminal throughput, finished product marketing and storage services to Delek. These agreements have various initial terms which expire, depending on the specific contracts, at different times from 2017 through 2022. Each of these agreements requires Delek or its subsidiary to operate at minimum volume commitments or pay for certain minimum storage capacities. Delek Logistics is a variable interest entity as defined under United States generally accepted accounting principles ("GAAP") and is consolidated into our consolidated financial statements. Intercompany transactions with Delek Logistics and its subsidiaries are eliminated in our consolidated financial statements.

Logistics Segment Customers

Our logistics segment has various types of customers, including major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, and independent retail fuel operators.

Logistics Segment Seasonality

The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. Varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. In addition, our refining segment often performs planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors can diminish the demand for crude oil or finished products by our customers and therefore limit our volumes or throughput during these periods, and we expect that our operating results will generally be lower during the first and fourth quarters of the calendar year.

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

Logistics Segment Activity

The following table summarizes our activity in the wholesale marketing and terminalling portion of our logistics segment:

	Year Ended December 31,
	2014	2013	2012
Operating Information:
West Texas marketing throughputs (average bpd) (1)	16,707	18,156	16,523
Terminalling throughputs (average bpd) (2)	96,519	75,438	15,420
East Texas marketing throughputs (average bpd)	61,368	58,773	57,574

(1)	Excludes bulk ethanol and biodiesel

(2)
Consists of terminalling throughputs at our Tyler, Big Sandy and Mount Pleasant, Texas, North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals. Throughput volumes at the Tyler, Texas terminal are for the period from July 27, 2013 through December 31, 2014. Prior to July 27, 2013, the logistics segment did not record revenue for throughput at the Tyler, Texas terminal.  Throughputs for the North Little Rock Terminal are for the period from October 24, 2013 through December 31, 2014. Throughputs for the the Big Sandy Terminal are for the period from January 1, 2014 through December 31, 2014. Prior to January 1, 2014, the Big Sandy terminal had no throughputs, even though it became operational during December 2013. Throughputs for the Mount Pleasant Terminal are for the 92 days Delek operated the terminal following its acquisition on October 1, 2014. Barrels per day are calculated for only the days we operated each terminal.

The following table summarizes our activity in the pipelines and transportation portion of our logistics segment:

	Year Ended December 31,
	2014	2013	2012
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	47,906	46,515	46,027
Refined products pipelines to Enterprise Systems	53,461	49,694	45,220
SALA Gathering System	22,656	22,152	20,747
East Texas Crude Logistics System	7,361	19,896	55,068

Retail Segment

Overview
As of December 31, 2014, we operated 365 retail fuel and convenience stores located throughout the southeastern United States. More than 92% of our stores were located in Tennessee, Alabama and Georgia, with additional stores located in Arkansas, Virginia, Kentucky and Mississippi. Our retail locations operate primarily under the MAPCO Express®, MAPCO Mart®, Discount Food MartTM, Fast Food and FuelTM, East Coast®, Delta Express® and Favorite Markets® brands.
During the past several years we have reimaged or newly constructed approximately 59.2% of our store network, in each instance adopting the MAPCO Mart® brand. A reimaged location will typically include the re-configuring of the interior of the store, including remodeling surfaces, as well as replacement of certain inside equipment, remodeling the exterior of the store, and new outdoor signage. During 2014, we spent $28.4 million constructing 11 new stores. Of this amount, $17.1 million was spent at the holding company level.
We believe that we have established strong brand recognition and market presence in the major retail markets in which we operate. The local markets where we have strong presence include Nashville, Memphis and the Chattanooga/northern Georgia corridor, and our presence is growing in Alabama and Arkansas.
We seek to operate store locations in centralized, high-traffic urban and suburban markets. Our retail strategy employs localized marketing tactics that account for the unique demographic characteristics of each region that we serve. In recent years, we have introduced customized product offerings and promotional strategies to address the unique tastes and preferences of our customers on a market-by-market basis, in part by utilizing our loyalty program.
Retail Network
The majority of our stores are open 24 hours per day, while all sites are open at least 14 hours per day. Our average store size is approximately 2,700 square feet, with approximately 78.4% of our stores being 2,000 or more square feet. We are gravitating towards a large-format store, with our new stores constructed averaging 4,770 square feet.
Our retail fuel and convenience stores typically offer tobacco products and immediately consumable items such as non-alcoholic beverages, beer and a large variety of snacks and prepackaged items. A significant number of the sites also offer state sanctioned lottery games, ATM services and money orders. As of December 31, 2014, we operated 85 quick service restaurants in our store locations. In 53 of these locations, we offer national branded quick service food chains such as Quiznos®, Subway®, and Krispy Krunchy Chicken®. We also have a variety of proprietary in-house, quick service food offerings featuring fried chicken, breakfast biscuits, deli sandwiches and other freshly prepared foods.
Our convenience stores also offer unbranded, "private label" products in select categories. Since launching our first private label products in 2006, same-store private label sales as a percentage of total merchandise sales excluding cigarettes has grown to 7.8% in 2014. Our private label products are generally priced at a discount to their branded, nationally recognized counterparts, yet carry a higher gross profit margin for us, when compared to their counterparts. Our private label program provides quality offerings with price points previously unavailable to our customers in a number of categories.
Fuel Operations
For 2014, 2013 and 2012, our fuel sales were 78.5%, 79.6%, and 79.9%, respectively, of total net sales for our retail segment.
The following table highlights certain information regarding our continuing fuel operations:

	Year Ended December 31,
	2014	2013	2012

Number of stores (end of period)	365	361	373
Average number of stores (during period)	363	368	374
Retail fuel sales (thousands of gallons)	436,895	409,086	404,558
Average retail gallons per store (based on average number of stores) (thousands of gallons)	1,204	1,112	1,082
Retail fuel margin ($ per gallon)	$0.190	$0.173	$0.146

We purchased approximately 79.0% of the fuel sold at our retail fuel and convenience stores in 2014 from three suppliers, including almost half from our refining segment. The price of fuel purchased is generally based on contractual differentials to local and regional price benchmarks. The initial terms of our supply agreements range from one year to 15 years and generally contain minimum monthly or annual purchase requirements. As of December 31, 2014, we had met our purchase commitments under these contracts and did not carry a liability for the failure to purchase required minimums.
Merchandise Operations
For 2014, 2013 and 2012, our merchandise sales were 21.5%, 20.4%, and 20.1%, respectively, of total net sales for our retail segment.
The following table highlights certain information regarding our continuing merchandise operations:

	Year Ended December 31,
	2014	2013	2012

Comparable store merchandise sales change (year over year)	3.4%	0.6%	3.4%
Merchandise margin	28.0%	28.3%	29.3%
Total merchandise sales (in thousands)	$401,420	$381,665	$378,166
Average number of stores (during period)	363	368	374
Average merchandise sales per store (in thousands)	$1,106	$1,037	$1,011

We purchased approximately 63.4% of our general merchandise, including most tobacco products and grocery items, for 2014 from a single wholesale grocer, Core-Mark International, Inc., pursuant to a contract that expires at the end of 2018. Our other major suppliers include Coca-Cola®, Pepsi-Cola® and Frito Lay®.
Dealer-Operated Stores
Our retail segment also includes a wholesale fuel distribution network that supplied 46 dealer-operated retail locations as of December 31, 2014. In 2014, our dealer net sales represented approximately 4.3% of net sales for our retail segment. Our business with dealers includes a variety of contractual arrangements in some of which we pay a commission to the dealer based on profits from the fuel sales and, in others we supply fuel and invoice the dealer for the cost of fuel plus an agreed upon margin. We also have non-contractual arrangements with dealers in which dealers order fuel from us at their discretion.
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

Information Technology

We believe that significant investments in information technology ("IT") are important to support our various business units. In 2014, we continued our efforts to improve several areas of IT including infrastructure, security, and enterprise software systems. Capital investments focused on modernization efforts that included the comprehensive transition from the Microsoft XP Operating System to Windows 7 at all our locations. In addition, we continued implementation of our IT security strategy by implementing advanced detection and response systems that we believe will help us maintain adequate data security in an environment of increasing risk of cyber attacks, hacks and other threats. We also focused on continuous improvement of our Enterprise Resource Planning financial and accounting processes that were developed in 2013. We believe our efforts in continuous business process improvement produced a higher level of consistency in our operations by taking advantage of new system tools including the application of responsive analytics and reporting. We also believe these improvements have enhanced our ability to respond to customer and market requirements and set the foundation for future growth.

Most of the retail segment's stores are connected through a high-speed network that provides near real-time information in support of merchandise pricing management, store security, fraud prevention, in-store training, and customer point-of-sale processing. The architecture and design of the store systems provide the flexibility to continue the expansion to new services that require access through a secure Internet connection adhering to Payment Card Industry ("PCI") data security standards. We believe our use of custom and off-the-shelf applications and programs gives us the ability to take advantage of standardization, while offering the flexibility and responsiveness to change. For example, in 2014 we launched a proprietary mobile payment solution that allows our customers to securely pay for fuel purchases at the pump. This offering is a more convenient way to initiate a fuel transaction, leverage the MAPCO Rewards Loyalty program, and generate an electronic receipt. We also continued the development project we launched in 2013 to upgrade our software and hardware design in order to take advantage of additional technologies and techniques not widely available today. This is a two- to three-year project of innovation that we believe will allow us to continually improve the customer experience, enhance revenue generation, and differentiate us in the marketplace.

Governmental Regulation and Environmental Matters
See Note 16 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, under the headings "Environmental Health and Safety" and "Rate Regulation of Petroleum Pipelines" for a complete discussion of governmental regulation and environmental matters.

Employees

As of December 31, 2014, we had 4,361 employees, of whom 840 were employed in our refining segment, 142 were employed by Delek for the benefit of our logistics segment, 3,097 were employed either full or part-time in our retail segment and 282 were employed at our corporate office. As of December 31, 2014, 161 operations and maintenance hourly employees and 40 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expired January 31, 2015. National-level negotiations are currently ongoing between the International Union and a third party. While these negotiations are in process, we are operating under rolling, 24-hour extensions to this agreement. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2015. Renewal negotiations for this agreement are in process but not yet finalized. In the event that the union strikes, Delek has a plan in place for continued operation of the Tyler refinery utilizing company employees and/or third party contractors. We do not anticipate these negotiations will prevent the continuous operation of the Tyler refinery. As of December 31, 2014, 167 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2017. None of our employees in our logistics or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

Trade Names, Service Marks and Trademarks

We regard our intellectual property as being an important factor in the marketing of goods and services in our retail segment. We own, have registered or applied for registration of a variety of trade names, service marks and trademarks for use in our business including, without limitation, the following trademark registrations issued by the United States Patent and Trademark Office:

Trademark Registration	Segment	Expiration
MAPCO®	Retail	January 29, 2018
MAPCO MART®	Retail	October 16, 2017
MAPCO EXPRESS & Design®	Retail	December 4, 2020
EAST COAST & Design®	Retail	September 10, 2016
FAVORITE MARKET & Design®	Retail	March 6, 2024
FM FAVORITE MARKETS® (stylized)	Retail	March 6, 2024
DELTA EXPRESS® (stylized)	Retail	April 26, 2018
MY REWARD$ & Design®	Retail	August 20, 2023
MY REWARD$®	Retail	February 24, 2025
FLEET ADVANTAGE®	Corporate & Other	May 30, 2016
FLEED ADVANTAGE & Design®	Corporate & Other	June 13, 2016
LION & Design®	Refining	May 3, 2015

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
FIFO - First-in, first-out inventory accounting method.
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
Large-Format Store - A retail store location averaging or expecting to average, in the case of newly constructed locations, more than 1.85 million gallons of fuel annually.
LPG - Liquefied petroleum gas.
Light/Medium/Heavy Crude Oil - Terms used to describe the relative densities of crude oil, normally represented by their API gravities. Light crude oils (those having relatively high API gravities) may be refined into a greater amount of valuable products and are typically more expensive than a heavier crude oil.
LIFO - Last-in, first-out inventory accounting method.
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
West Texas Intermediate Crude Oil (WTI) - A light, sweet crude oil characterized by an API gravity between 38 and 44 and a sulfur content of less than 0.4 weight percent that is used as a benchmark for other crude oils.

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

For example, although there are differences between published prices and margins and those experienced in our operations, certain published data illustrate the volatility we encounter. The NYMEX price for domestic light sweet crude oil (NYMEX: CL), the Argus price for WTI Midland crude oil, the U.S. Gulf Coast price for unleaded gasoline (Platts U.S. Gulf Coast Pipeline 87 CBOB), the U.S. Gulf Coast price for high sulfur diesel (Platts U.S. Gulf Coast Pipeline High Sulfur No. 2 Diesel), the Gulf Coast 5-3-2 crack spread and the differential between the price of NYMEX crude oil and Intercontinental Exchange ("ICE") Brent Crude Oil (ICE: B) have fluctuated between the following daily highs and lows during the preceding three calendar years:

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Low	High	Low	High	Low	High

NYMEX crude oil (per barrel)	$53.27	$107.26	$86.68	$110.53	$77.69	$109.77
WTI — Midland crude oil (per barrel)	$49.26	$101.07	$79.26	$110.43	$71.74	$106.74
U.S. Gulf Coast Unleaded Gasoline (per gallon)	$1.08	$2.99	$2.28	$3.13	$2.27	$3.29
U.S. Gulf Coast High Sulfur Diesel (per gallon)	$1.22	$2.98	$2.54	$3.23	$2.53	$3.26
U.S. Gulf Coast crack spread (per barrel)	$(3.91)	$21.36	$4.73	$37.07	$15.59	$39.05
WTI — Cushing/Brent crude oil differential (per barrel)	$1.77	$14.95	$0.02	$23.18	$9.17	$25.53

Such volatility is affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign supply and demand for crude oil and refined products;

•	the level of foreign and domestic production of crude oil and refined petroleum products;

•	increased regulation of feedstock production activities such as hydraulic fracturing;

•	infrastructure limitations that restrict, or events that disrupt, the distribution of crude oil, other feedstocks and refined petroleum products;

•	the actual or perceived lessening of infrastructure limitations on the distribution of crude oil, other feedstocks or refined products;

•	investor speculation in commodities;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, Africa, the former Soviet Union, and South America;

•	the ability of the members of the Organization of Petroleum Exporting Countries to maintain oil price and production controls;

•	pricing and other actions taken by competitors that impact the market;

•	the level of crude oil, other feedstocks and refined petroleum products imported into and exported out of the United States;

•	excess capacity and utilization rates of refineries worldwide;

•	development and marketing of alternative and competing fuels, such as ethanol and biodiesel;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

•	local factors, including market conditions, adverse weather conditions and the level of operations of other refineries and pipelines in our markets;

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

Also, the price for a significant portion of the crude oil processed at our refineries is based upon the WTI benchmark for such oil rather than the Brent benchmark. While the prices for WTI and Brent historically corresponded to one another, elevated inventories of WTI-priced crude oil in the Mid-Continent region have caused WTI prices to fall significantly below Brent prices at different points in time in recent years. During the years ended December 31, 2013 and December 31, 2014, this differential ranged from highs of $23.18 and $14.95, respectively, to lows of $0.02 and $1.77, respectively. Our ability to purchase and process favorably priced crude oils has allowed us to achieve higher net income and cash flow in recent years; however, we cannot assure you that these favorable conditions will continue. A substantial or prolonged narrowing in (or inversion to) the price differential between the WTI and Brent benchmarks for any reason, including, without limitation, increased crude oil distribution capacity from the Permian Basin and actual or perceived reductions in Mid-Continent crude oil inventories, could negatively impact our earnings and cash flows. In addition, because the premium or discount we pay for a portion of the crude oil processed at our refineries is established based upon this differential during the month prior to the month in which the crude oil is processed, rapid decreases in the differential may negatively affect our results of operations and cash flows.

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

Our industry is subject to extensive laws, regulations, permits and other requirements including, but not limited to, those relating to the environment, safety, transportation, pipeline tariffs, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility, retail fuel pricing, the sale of alcohol and tobacco and other requirements. These permits, laws and regulations are enforced by federal agencies including the EPA, the U.S. Department of Transportation, the Pipeline and Hazardous Materials Safety Administration, the Federal Motor Carrier Safety Administration, the Federal Railroad Administration, OSHA, National Labor Relations Board, Equal Employment Opportunity Commission and FERC, and state agencies such as the Texas Commission on Environmental Quality and the ADEQ, the Railroad Commission of Texas and the Tennessee Department of Environment and Conservation as well as numerous other state and federal agencies. A violation of any of these requirements could have a material adverse effect on our business, financial condition and results of operations.

Various permits, licenses, registrations and other authorizations are required under these laws for the operation of our refineries, terminals, pipelines and related operations, and these permits are subject to renewal and modification that may require operational changes involving significant costs. If key permits cannot be renewed or are revoked, the ability to continue operation of the effected facilities could be threatened.

Ongoing compliance with laws, regulations and other requirements could also have a material adverse effect on our business, financial condition and results of operations. Under various federal, state and local environmental requirements, as the owner or operator of refineries, biodiesel plants, bulk terminals, pipelines, tank farms, rail cars, trucks and retail locations, we may be liable for the costs of removal or remediation of contamination at our existing or former locations, whether we knew of, or were responsible for, the presence of such contamination. We have incurred such liability in the past and several of our current and former locations are the subject of ongoing remediation projects. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of these substances at sites where they are located, regardless of whether the site is owned or operated by that person. We typically arrange for the treatment or disposal of hazardous substances in our refining and other operations. Therefore, we may be liable for removal or remediation costs, as well as other related costs, including fines, penalties and damages resulting from injuries to persons, property and natural resources. Our El Dorado refinery is a minor potentially responsible party at a Superfund site for which we expect our costs to be non-material. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire.

In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. Companies in the petroleum industry, such as us, are often the target of activist and regulatory activity regarding pricing, safety, environmental compliance, derivatives trading and other business practices which could result in price controls, fines, increased taxes or other actions affecting the conduct of our business. For example, consumer activists are lobbying various authorities to enact laws and regulations mandating the removal of tetra-ethyl lead from aviation gasoline. Other activists seek to require reductions in greenhouse gas emissions from our refineries and fuel products and the use of temperature compensation devices for fuel dispensed at our retail stores.

In 2012, the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants and finalized revisions to NSPS Subpart Ja that primarily affects flares and process heaters. Affected flares have three years to comply with the new standard and it is likely the standard will impact the way some flares at our refineries are designed and/or operated. We expect to complete capital projects at our refineries related to flare compliance with NSPS J by 2016. We believe our existing process heaters meet the applicable NSPS Ja requirements, and our refineries have not received any inquiries or requests for information from the EPA regarding flaring operations and are not a party to any associated enforcement action at this time. In 2014, the EPA also proposed to further regulate refinery air emissions from a variety of sources (such as cokers, flares, tanks, and other process units) through additional NSPS and National Emission Standards for Hazardous Air Pollutants and to change the way emissions from startup, shutdown and malfunction operations are regulated. Compliance with the rules as proposed could require additional capital projects and changes in the way we operate some equipment but is not expected to have a material adverse effect on our business, financial condition or results of operations.

In 2007, the EPA issued final Mobile Source Air Toxic II rules for gasoline formulation that required the reduction of average benzene content beginning January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We currently purchase credits to comply with these content requirements for one of our refineries, but there can be no assurance that such credits will continue to be available for purchase at reasonable prices or at all. In March 2014, the EPA issued final Tier 3 gasoline rules that require a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm by January 1, 2017 for "large refineries" and retains the current maximum per-gallon sulfur content limit of 80 ppm. Under the final rules, both our refineries are considered “small refineries” and are exempt from complying with the rules' requirements until January 1, 2020. We anticipate that the Tyler refinery will meet these new limits when they become effective with only minor operational changes and that a minor capital project may be required for additional sulfur removal capacity at the El Dorado refinery, but compliance is not expected to have a material adverse effect on our business, financial condition or results of operations.

Environmental and safety regulations are becoming more stringent and new environmental and safety laws and regulations are continuously being enacted or proposed. Compliance with any future legislation or regulation of our produced fuels, including renewable fuel or carbon content; GHG emissions; sulfur, benzene or other toxic content; vapor pressure; or other fuel characteristics, may result in increased capital and operating costs and may have a material adverse effect on our results of operations and financial condition. Future process safety rules could also mandate changes to the way we operate, the processes and chemicals we use and the materials from which our process units are constructed. Such regulations could have a significant negative effect on our operations and profitability. While it is impractical to predict the impact that potential regulatory and activist activity may have, such future activity may result in increased costs to operate and maintain our facilities, as well as increased capital outlays to improve our facilities. Such future activity could also adversely affect our ability to expand production, result in damaging publicity about us, or reduce demand for our products. Our need to incur costs associated with complying with any resulting new legal or regulatory requirements that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations. For an example of a recently concluded regulatory action with the EPA, please see "Government Regulation and Environmental Matters" under Item 1, Business, and Item 3, Legal Proceedings, of this Annual Report on Form 10-K.

We are subject to regulation by the U.S. Department of Transportation and various state agencies in connection with our pipeline, trucking and rail transportation operations. These regulatory authorities exercise broad powers, governing activities such as the authorization to operate hazardous materials pipelines and engage in motor carrier operations. There are additional regulations specifically relating to the transportation industry, including integrity management of pipelines, testing and specification of equipment, product handling and labeling requirements and personnel qualifications. The transportation industry is subject to possible regulatory and legislative changes that may affect the economics of our business by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Possible changes include, among other things, increasingly stringent environmental regulations, replacement of older pipelines, changes in the hours of service regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size. Proposed changes to the specifications governing rail cars carrying crude oil may eliminate the most commonly used tank car or require that such cars be upgraded. These rules could limit the availability of tank cars to transport crude to our refineries and increase the cost of crude oil transported by rail. In addition to the substantial remediation costs that could be caused by leaks or spills from our pipelines, regulators could prohibit our use of affected portions of the pipeline for extended periods thereby interrupting the delivery of crude oil to, or the distribution of refined products from, our refineries.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") is comprehensive financial reform legislation that, among other things, establishes comprehensive federal oversight and regulation of over-the-counter derivatives and many of the entities that participate in that market. Although the Dodd-Frank Act was enacted on July 21, 2010, the Commodity Futures Trading Commission, or CFTC, and the SEC, along with certain other regulators, must promulgate final rules and regulations to implement many of the Dodd-Frank Act's provisions relating to over-the-counter derivatives. While some of these rules have been finalized, others have not; and, as a result, the final form and timing of the implementation of the new regulatory regime affecting commodity derivatives remains uncertain.

Finally, the Patient Protection and Affordable Care Act (the “ACA”) as well as other healthcare reform legislation being considered by Congress and state legislatures may have an impact on our business. As of December 31, 2014, we had 4,361 employees, of whom 840 were employed in our refining segment, 142 were employed by Delek for the benefit of our logistics segment, 3,097 were employed either full or part-time in our retail segment and 282 were employed by Holdings. Although many of the rules, reforms and regulations required to implement the ACA have not yet been adopted, and consequently the precise costs of complying with the ACA remain unknown, an increase in our employee healthcare-related costs appears likely and that increase could be extensive and changes to our healthcare cost structure could have a significant, negative impact on our business.

Increased supply of and demand for alternative transportation fuels, increased fuel economy standards and increased use of alternative means of transportation could lead to a decrease in transportation fuel prices and/or a reduction in demand for petroleum-based transportation fuels. A shortage of RINs could require that our refineries operate at reduced production rates.

Pursuant to the EISA, the EPA promulgated RFS-2 requiring refiners to blend "renewable fuels" such as ethanol and biodiesel, with their petroleum fuels or purchase RINs in lieu of blending. The volume of renewable fuels required by the EISA increases from 9 billion gallons in 2008 to 36 billion gallons in 2022. Annually, the EPA establishes the volume of renewable fuels that refineries must blend into their finished petroleum fuels as a percentage of their gasoline and diesel sales. RFS-2 requires displacing increasing amounts of petroleum-based transportation fuels with biofuels, beginning with approximately 7.8% in 2011, 11% in 2015 and 18% or more in 2022, depending on demand for gasoline and diesel and final biofuel volumes established by EPA each year. If we are unable to pass the costs of compliance with RFS-2 on to our customers, our profits will be adversely impacted. Moreover, the market prices for RINs have been volatile. If we have to pay a significantly higher price for RINs, if sufficient RINs are unavailable for purchase or if we are otherwise unable to meet the RFS-2 mandates, our business, financial condition and results of operations could be materially adversely affected.

Meeting the RFS-2 volume requirements now requires more ethanol to be blended than can be achieved with just 10% ethanol gasoline blends (E-10). In 2011, the EPA approved E-15 for use in model year 2001 and later vehicles. However, studies show that E-15 may cause engine and fuel system damage and most vehicle manufacturers do not recommend using E-15 in vehicles manufactured prior to 2013 or 2014 other than"Flex Fuel" vehicles. In addition, most existing USTs and retail dispenser systems are not certified by Underwriters Laboratory, local fire codes or the EPA for use with gasoline blends containing more than 10% ethanol. Flex Fuel vehicles can utilize E-85 but there are relatively few such vehicles on the road, there are few E-85 retail locations and the use of E-85 results in significant reductions in fuel economy. These and other impediments may present challenges to blending the required volumes of ethanol. If adequate supplies of the required types of biofuels are unavailable in volumes sufficient to meet our requirement, if we are unable to physically blend the required biofuel volumes without exceeding 10% ethanol, or if RINs are not available in sufficient volumes or at economical prices, refinery production or profitability could be negatively affected.

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

The nature of our business requires us to maintain substantial quantities of crude oil, refined petroleum product and blendstock inventories. Because these inventories are commodities, we have no control over their changing market value. For example, reductions in the value of our inventories or accounts receivable as a result of lower commodity prices could result in a reduction in our borrowing base under the Tyler refinery's revolving credit facility and a reduction in the amount of financial resources available to meet the Tyler and El Dorado refineries' credit requirements. Further, if at any time our availability under the revolving credit facility falls below certain thresholds, we may be required to take steps to reduce our utilization under the credit facility. In addition, changes in commodity prices may require us to post substantial amounts of cash collateral to some or all of our hedging counterparties in order to maintain hedging positions. Finally, because our inventory is valued at the lower of cost or market value, we would record a write-down of inventory and a non-cash charge to cost of sales if the market value of the inventory were to decline to an amount below our cost.

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

Because all of our refining operations are concentrated in the Tyler and El Dorado refineries, significant disruptions at either facility could have a material adverse effect on our business, financial condition or results of operations. Refining segment contribution margin comprised approximately 76.0%, 79.2% and 91.9% of our consolidated contribution margin for the 2014, 2013 and 2012 fiscal years, respectively. We completed a maintenance turnaround of each processing unit at our El Dorado refinery in February 2014 and expect to complete a significant maintenance turnaround at our Tyler refinery in the first quarter of 2015. Depending on which units are affected, all or a portion of a refinery's production may be halted or disrupted during a turnaround.

In addition, our refineries consist of many processing units, a number of which have been in operation for many years. Even if properly maintained, equipment may require significant capital expenditures to maintain desired efficiencies. One or more of the units may require additional unscheduled down time for unanticipated maintenance or repairs that are more frequent than our scheduled turnarounds. For example, an explosion and fire at the Tyler refinery in November 2008 suspended operations for more than five months.

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

The dangers inherent in transporting, storing and processing crude oil and intermediate and finished petroleum products could cause disruptions and expose us to potentially significant costs and liabilities.

Our refining and logistics operations are subject to significant hazards and risks inherent in transporting, storing and processing crude oil and intermediate and finished petroleum products. These hazards and risks include, but are not limited to, natural or weather-related disasters, fires, explosions, pipeline ruptures and spills, trucking accidents, train derailments, third-party interference, mechanical failure of equipment and other events beyond our control. The occurrence of any of these events could result in production and distribution difficulties and disruptions, personal injury or death, environmental pollution and other damage to our properties and the properties of others. For example, an explosion and fire at our Tyler refinery in November 2008 resulted in two employee deaths, third-party claims and a suspension of production that continued for more than five months. In addition, we have detected several crude oil releases from pipelines owned by our logistics segment, including, without limitation, releases at Magnolia Station in March 2013, Macedonia, Arkansas in October 2013 and Haynesville, Louisiana in April 2014. Each of these releases resulted in the need for clean-up and remediation efforts.

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

In addition, our refineries, pipelines and terminals are located in populated areas and any release of hazardous material or catastrophic event could affect our employees and contractors as well as persons outside our property. Our pipelines, trucks and rail cars carry flammable and toxic materials on public railways and roads and across populated and/or environmentally sensitive areas and waterways that could be severely impacted in the event of a release. An accident could result in significant personal injuries and/or cause a release that results in damage to occupied areas as well as damage to natural resources. It could also affect deliveries of crude oil to our refineries resulting in a curtailment of operations. The cost to remediate such an accidental release and address other potential liabilities as well as the costs associated with any interruption of operations could be substantial. Although we maintain significant insurance coverage for such events, it may not cover all potential losses or liabilities.

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

We depend upon our logistics segment for a substantial portion of the crude oil supply and refined product distribution networks that serve our refineries.

Our logistics segment consists of Delek Logistics, a publicly traded master limited partnership, and our consolidated financial statements include its consolidated financial results. As of December 31, 2014, we owned a 59.9% limited partner interest in Delek Logistics, and a 95.8% interest in Logistics GP, which owns the entire 2.0% general partner interest in Delek Logistics. Delek Logistics operates a system of crude oil and refined product pipelines, distribution terminals and tankage in Arkansas, Louisiana, Tennessee and Texas. Delek Logistics generates revenues by charging tariffs for transporting crude oil and refined products through its pipelines, by leasing pipeline capacity to third parties, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals.

Our refineries are substantially dependent upon Delek Logistics' assets and services under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2017 through 2030. Delek Logistics is subject to its own operating and regulatory risks, including, but not limited to:

•	its reliance on significant customers, including us;

•	macroeconomic factors such as commodity price volatility that could affect its customers' utilization of its assets;

•	its reliance on us for near-term growth;

•	sufficiency of cash flow for required distributions;

•	counterparty risks such as creditworthiness and force majeure;

•	competition from third-party pipelines and terminals and other competitors in the transportation and marketing industries;

•	environmental regulations;

•	operational hazards and risks;

•	pipeline tariff regulations;

•	limitations on additional borrowings and other restrictions in its debt agreements; and

•	other financial, operational and legal risks.

The occurrence of any of these risks could directly or indirectly affect Delek Logistics' financial condition, results of operations and cash flows. Because Delek Logistics is our consolidated subsidiary, the occurrence of any of these risks could also affect our financial condition, results of operations and cash flows. Additionally, if any of these risks affect Delek Logistics' viability, its ability to serve our supply and distribution needs will be jeopardized.

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

We rely on Delek Logistics and third-party transportation systems for the delivery of crude oil to our refineries. For example, during the year ended December 31, 2014, we relied upon the West Texas Gulf pipeline for the delivery of approximately 67.0% of the crude oil processed by our refineries. We could experience an interruption or reduction of supply and delivery, or an increased cost of receiving crude oil, if the ability of these systems to transport crude oil is disrupted because of accidents, adverse weather conditions, governmental regulation, terrorism, maintenance or failure of pipelines or other delivery systems, other third-party action or other events beyond our control. The unavailability for our use for a prolonged period of time of any system of delivery of crude oil could have a material adverse effect on our business, financial condition or results of operations. For example, on two separate occasions since we assumed control of the El Dorado refinery in April 2011, a third-party pipeline operator has temporarily suspended crude oil shipments on a pipeline system that has historically supplied significant amounts of crude oil to the refinery. In May 2011, the suspension resulted from flooding along the Mississippi River and lasted approximately five weeks. In April 2012, the suspension resulted from a pipeline rupture and lasted approximately ten months. In each instance, the El Dorado refinery operated at reduced throughput rates until the pipeline system resumed normal operations.

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

Finally, our West Texas terminals sell refined products produced by refineries owned mostly by third parties. In 2014, these terminals received a majority of their supply of refined products from a single supplier. We could experience an interruption or termination of supply or delivery of refined products if our suppliers partially or completely ceased operations, temporarily or permanently. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. In addition, any reduction in capacity of other pipelines that connect with our suppliers' pipelines or our pipelines due to testing, line repair, reduced operating pressures, or other causes could result in reduced volumes of refined product supplied to our West Texas terminals. A reduction in the volume of refined products supplied to our West Texas terminals could adversely affect our sales and earnings.

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

Finally, substantially all of our retail fuel and convenience stores are located in the southeastern United States and approximately 92% of them were situated in the states of Alabama, Georgia and Tennessee at December 31, 2014. As a result, our results of operations are particularly vulnerable to general economic conditions in that region. An economic downturn in the southeastern United States could cause our sales and the value of our assets to decline and have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2014, we had total debt of $589.7 million, including current maturities of $56.4 million. In addition to our outstanding debt, as of December 31, 2014, our letters of credit issued under our various credit facilities were $102.7 million. Our borrowing availability under our various credit facilities as of December 31, 2014 was $708.5 million.

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

On December 23, 2013, we entered into the S&O Agreement with J. Aron, which became effective on April 30, 2014 and expires on April 30, 2017. Pursuant to the agreement, J. Aron purchases a substantial portion of the crude oil and refined products in Lion Oil’s inventory at market prices. Upon any termination of the agreement, including at expiration or in connection with a force majeure or default, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. Additionally, upon any termination, we will be required to repurchase or refinance the consigned crude oil and refined products from J. Aron at then market prices, which may have a material impact on our working capital needs. At December 31, 2014, we had approximately 3.2 million barrels of inventory consigned to J. Aron, and we had recorded a liability associated with this consigned inventory of $200.9 million.

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

A significant part of our growth strategy is to acquire assets such as refineries, pipelines, terminals, and retail fuel and convenience stores that complement our existing assets and/or broaden our geographic presence. If attractive opportunities arise, we may also acquire assets in new lines of business that are complementary to our existing businesses. From our inception in 2001 through December 2014, we acquired the Tyler and El Dorado refineries, acquired approximately 500 retail fuel and convenience stores and developed our logistics segment through the acquisition of transportation and marketing assets. We expect to continue to acquire assets that complement our existing assets and/or broaden our geographic presence as a major element of our growth strategy, however:

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

Due to our emphasis on growth through acquisitions, we are particularly susceptible to transactional risks that could cause our actual growth or operating results to differ adversely compared with our expectations. For example:

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

•
to the extent that we acquire assets in new lines of business, we may become subject to additional regulatory requirements and additional risks that are characteristic or typical of these lines of business; and

•
to the extent that we acquire equity interests in entities that control assets (rather than acquiring the assets directly), we may become subject to liabilities that predate our ownership and control of the assets. For example, in 2011, we acquired all of the outstanding shares of common stock of Lion Oil, the Arkansas corporation that owns and operates the El Dorado refinery. Because we acquired the stock of Lion Oil (rather than acquiring the refinery assets directly), we may be subject to Lion Oil's historic liabilities.

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

In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire. In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. We anticipate that compliance with environmental, health and safety regulations will require us to spend approximately $32.6 million in capital costs in 2015 and approximately $66.0 million during the next five years.

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

In recent years, we have expanded our refined product distribution capacities in northeast Texas with our acquisition of refined product terminals located in Big Sandy, Texas and Mount Pleasant, Texas. However, unlike most other refineries, the Tyler refinery currently has no ability to distribute refined products outside the northeast Texas market. For the year ended December 31, 2014, nearly all of the refinery sales volume in Tyler was completed through a rack system located at the Tyler refinery, which is owned by our logistics segment. The Tyler refinery's limited distribution capabilities may continue to limit its ability to increase its production, attract new customers for its refined petroleum products or increase sales of the Tyler refinery products. In addition, if demand for the Tyler refinery's products diminishes within the northeast Texas market, its production may be reduced and our financial results would be adversely affected unless additional distribution capabilities are identified.

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

Our El Dorado refinery's profitability may be impacted by increased competition from refineries that operate in different regions that have access to Canadian and domestic crudes, which, from time to time may be discounted from crudes available to our El Dorado refinery. In addition, third party pipelines are currently in development that are expected to increase the supply of third party refined products in Little Rock, Arkansas.

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

Finally, our ability to purchase and process favorably priced crude oils has allowed us to achieve higher net income and cash flow in recent years. For example, we currently enjoy access to mid-continent and southern Arkansas crude oils that are favorably priced due, in part, to the limited markets for them. If the price of these crude oils increases as a result of increased competition for them, it could have a material adverse effect on our business, financial condition and results of operations.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities, including federal and state income taxes and transactional taxes such as excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Certain of these liabilities are subject to periodic audits by the respective taxing authority which could increase or otherwise alter our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties and could have a material adverse effect on our business, financial condition and results of operations.

For example, the tax treatment of our logistics segment depends on its status as a partnership for federal income tax purposes. If a change in law, our failure to comply with existing law or other factors were to cause our logistics segment to be treated as a corporation for federal income tax purposes, it would become subject to entity-level taxation. As a result, our logistics segment would pay federal income tax on all of its taxable income at regular corporate income tax rates (subject to corporate alternative minimum tax), our logistics segment would likely pay additional state and local income taxes at varying rates, and distributions to unitholders, including us, would be generally treated as taxable dividends from a corporation. In such case, the logistics segment would likely experience a material reduction in its anticipated cash flow and after-tax return to its unitholders and we would likely experience a substantial reduction in its value.

In addition, recent regulatory proposals in the U.S. could effectively limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to us of the transition from LIFO to another inventory method could be material. We use the LIFO method with respect to our inventories at the Tyler refinery. A change to the FIFO inventory method could result in a material increase/decrease in the tax basis of our inventory at the Tyler refinery. This increase/decrease in inventory value could impact our taxable income in the year of change or ratably over several tax years.

Our commodity and interest rate derivative activity may limit potential gains, increase potential losses, result in earnings volatility and involve other risks.
At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to secure margins on future production. We also use interest rate swap and cap agreements to manage our market exposure to changes in interest rates related to our floating rate borrowings. We expect to continue to enter into these types of transactions from time to time and have increased our use of these risk management activities in recent years.

While these transactions are intended to limit our exposure to the adverse effects of fluctuations in crude oil prices, refined products prices and interest rates, they may also limit our ability to benefit from favorable changes in market conditions and may subject us to period-by-period earnings volatility in the instances where we do not seek hedge accounting for these transactions. Further, because the volume of derivative activity is less than our actual use of crude oil or production of refined products, our risk management activity does not completely limit our exposure to market volatility. Also, in connection with such derivative transactions, we may be required to make cash payments to maintain margin accounts and to settle the contracts at their value upon termination. Finally, this activity exposes us to potential risk of counterparties to our derivative contracts failing to perform under the contracts. As a result, the effectiveness of our risk management policies could have a material adverse impact on our business, results of operations and cash flows. For additional information about the nature and volume of these transactions, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Annual Report on Form 10-K.

We are exposed to certain counterparty risks which may adversely impact our results of operations.

We evaluate the creditworthiness of each of our various counterparties, but we may not always be able to fully anticipate or detect deterioration in a counterparty's creditworthiness and overall financial condition. The deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties) could expose us to an increased risk of nonpayment or other default under our contracts with them. If a material counterparty (or counterparties) defaults on their obligations to us, this could materially adversely affect our financial condition, results of operations or cash flows. For example, under the terms of the S&O Agreement with J. Aron, we granted J. Aron the exclusive right to store and withdraw crude and certain products in the tanks associated with the El Dorado refinery. The S&O Agreement also provides that the ownership of substantially all crude oil and certain other refined products in the tanks associated with the refinery will be retained by J. Aron, and that J. Aron will purchase substantially all of the specified refined products processed at the El Dorado refinery. An adverse change in J. Aron's business, results of operations, liquidity or financial condition could adversely affect its ability to timely discharge its obligations to us, which would consequently have a material adverse effect on our business, results of operations or liquidity.

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

As of December 31, 2014, we employed 301 and 501 people in our Tyler and El Dorado operations, respectively. From among these employees, 161 operations and maintenance hourly employees and 40 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202 at year end. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expired January 31, 2015. National-level negotiations are currently ongoing between the International Union and a third party. While these negotiations are in process, we are operating under rolling, 24-hour extensions to this agreement. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2015. Renewal negotiations for this agreement are in process but not yet finalized. In the event that the union strikes, Delek has a plan in place for continued operation of the Tyler refinery utilizing company employees and/or third party contractors. We do not anticipate these negotiations will prevent the continuous operation of the Tyler refinery. As of December 31, 2014, 167 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2017. Although these collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure you that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.

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

Also, we utilize information technology systems and controls that monitor the movement of petroleum products through our pipelines and terminals. An undetected failure of these systems could result in environmental damage, operational disruptions, regulatory enforcement or private litigation. Further, the failure of any of our systems to operate effectively, or problems we may experience with transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.

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

Net fuel sales of our retail segment represented approximately 78.5%, 79.6% and 79.9% of total net sales of our retail segment for the fiscal years 2014, 2013 and 2012, respectively. Our dependence on fuel sales makes us susceptible to increases in the cost of gasoline and diesel fuel and fuel profit margins have a significant impact on our earnings. The volume of fuel sold by us and our fuel profit margins are affected by numerous factors beyond our control, including the supply and demand for fuel, volatility in the wholesale fuel market and the pricing policies of competitors in local markets. Although we can rapidly adjust our pump prices to reflect higher fuel costs, a material increase in the price of fuel could adversely affect demand. A material, sudden increase in the cost of fuel that causes our fuel sales to decline could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on fuel sales also makes us susceptible to interruptions in fuel supply. At December 31, 2014, fuel from the Gulf Coast transported to us through the Colonial and Plantation pipelines was the primary source of fuel supply for approximately 93.7% of our retail fuel and convenience stores. To mitigate the risks of cost volatility, we typically have no more than a five-day supply of fuel at each of our stores and our fuel contracts do not guarantee an uninterrupted, unlimited supply in the event of a shortage. Gasoline sales generate customer traffic to our retail fuel and convenience stores and any decrease in gasoline sales, whether due to shortage or otherwise, could adversely affect our merchandise sales. A serious interruption in the supply of gasoline to our retail fuel and convenience stores could have a material adverse effect on our business, financial condition and results of operations.

If there is negative publicity concerning our brand names or the brand names of our suppliers, fuel and merchandise sales in our retail segment may suffer.

We offer food products in our stores that are marketed under our brand names and certain nationally recognized brands such as Subway®, Krispy Krunchy Chicken® and Quizno's®. Negative publicity, regardless of whether the concerns are valid, concerning food or beverage quality, food or beverage safety or other health concerns, facilities, employee relations or other matters may materially and adversely affect demand for food and beverages offered in our stores and could result in a decrease in customer traffic to our stores. Additionally, we may be the subject of complaints or litigation arising from food or beverage-related illness or injury in general which could have a negative impact on our business. Health concerns, poor food or beverage quality or operating issues stemming from one store or a limited number of stores can materially and adversely affect the operating results of some or all of our stores and harm our proprietary brands.

In addition, we are an independent retailer of fuel that markets some of our products under major oil company brands including BP® and Marathon®. Fuel sold under these major brands represented approximately 14.3% of total fuel sales volume for our retail segment during the year ended December 31, 2014. Negative publicity concerning any of these major oil companies could adversely affect fuel and merchandise sales volumes in our retail segment. For example, the Deepwater Horizon accident in the Gulf of Mexico in April 2010 resulted in consumer boycotts of independent retailers of BP® branded fuels. If negative publicity pertaining to the major brands adversely affects our sales volumes, it could have a material adverse effect on our business, financial condition and results of operations.

Wholesale cost increases, vendor pricing programs and tax increases applicable to tobacco products, as well as campaigns to discourage their use, could adversely impact our results of operations in our retail segment.

Sales of tobacco products accounted for approximately 8.8%, 8.2% and 7.8% of net sales in our retail segment during the fiscal years 2014, 2013 and 2012, respectively. Our tobacco gross profit accounted for approximately 11.9%, 12.2% and 14.8% of total gross profit in our retail segment during the same periods. Increases in the retail price of tobacco products as a result of increased taxes or wholesale costs could materially impact our cigarette sales volume and/or revenues, merchandise gross profit and overall customer traffic. In addition, national and local campaigns to discourage the use of tobacco products may have an adverse effect on demand for these products. A reduction in cigarette sales volume and/or revenues, merchandise gross profit from tobacco products or overall customer demand for tobacco products could have a material adverse effect on the business, financial condition and results of operations of our retail segment.

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

A non-U.S. holder of our common stock may be subject to U.S. federal income tax with respect to gain recognized on the sale, exchange or other disposition of our common stock if we are, or were, a "U.S. real property holding corporation" ("USRPHC") at any time during the shorter of the five-year period ending on the date of the sale or other disposition and the period such non-U.S. holder held our common stock (the shorter period referred to as the "lookback period"). In general, we would be a USRPHC if the fair market value of our "U.S. real property interests," as such term is defined for U.S. federal income tax purposes, equals or exceeds 50% of the sum of the fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business. The test for determining USRPHC status is applied on certain specific determination dates and is dependent upon a number of factors, some of which are beyond our control (including, for example, fluctuations in the value of our assets). If we are or become a USRPHC, so long as our common stock is regularly traded on an established securities market such as the NYSE, only a non-U.S. holder who, actually or constructively, holds or held during the lookback period more than five percent of our common stock will be subject to U.S. federal income tax on the disposition of our common stock.

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock may be influenced by many factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	inaccuracies in and changes to our previously published quarterly or annual earnings;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic and stock market conditions;

•	the failure of securities analysts to cover our common stock or the cessation of such coverage;

•	changes in financial estimates by securities analysts and the frequency and accuracy of such reports;

•	future sales of our common stock;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	sales of common stock by us, our senior officers or our affiliates; and

•	the other factors described in these "Risk Factors."
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

Prior to March 20, 2013, Delek Group Ltd. ("Delek Group") controlled a majority of our common stock but, by December 31, 2013 and December 31, 2014, it controlled only 30.5% and 7.8%, respectively. Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over us, and Delek Group's divestitures have increased this risk. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and divert the attention of our Board of Directors and senior management from the pursuit of business strategies. As a result, stockholder campaigns could adversely affect our results of operations, financial condition and cash flows.

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

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for capital. In addition, if we have an immediate need for capital, we may sell securities in the public or private equity markets even when conditions are not otherwise favorable. Our stockholders will suffer dilution if we issue currently unissued shares of our stock in the future. Our stockholders will also suffer dilution if stock, restricted stock units, restricted stock, stock options, stock appreciation rights, warrants or other equity awards, whether currently outstanding or subsequently granted, are exercised.

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

We will only be able to pay regular and/or special dividends from our available cash on hand and funds received from our subsidiaries. Our ability to receive dividends and other cash payments from our subsidiaries is restricted under the terms of their respective credit facilities. For example, under the terms of their credit facilities, our subsidiaries are subject to certain customary covenants that limit their ability to, subject to certain exceptions as defined in their respective credit agreements, remit cash to, distribute assets to, or make investments in, us as the parent company. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other cash payments to us. The declaration of future regular and/or special dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay regular quarterly cash dividends on our common stock at an annual rate of $0.60 per share, we cannot provide any assurances that any regular and/or special dividends will be paid in the anticipated amounts and frequency set forth herein, if at all.

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

Logistics Segment

The logistics segment owns nine light product distribution terminals, one in each of Nashville and Memphis, Tennessee, Tyler, Big Sandy, San Angelo, Abilene and Mount Pleasant, Texas, and North Little Rock and El Dorado, Arkansas. All of the above properties are located on real property owned by us. The logistics segment also owns the El Dorado Pipeline System, the Magnolia Pipeline System and 600 miles of crude oil gathering lines, which are located in Louisiana and Arkansas. The logistics segment owns the McMurrey Pipeline System, the Nettleton Pipeline, the Tyler-Big Sandy Pipeline, the Paline Pipeline System and the Greenville-Mount Pleasant Pipeline, which are located in Texas. All of the pipeline systems set forth above run across fee owned land, leased land and rights-of-way. The logistics segment also owns storage tanks in El Dorado and North Little Rock, Arkansas and Tyler, Greenville, Big Sandy and Mount Pleasant, Texas and a fleet of 120 trucks and 200 trailers used to transport asphalt and crude oil. See Note 20 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information. See also "Logistics Segment" included in Item 1, Business, of this Annual Report on Form 10-K.

Retail Segment

As of December 31, 2014, the retail segment owned the real estate at 210 company-operated retail fuel and convenience store locations, and leased the real property at 155 company-operated stores. In addition to these stores, we own or lease 14 locations that were either leased or subleased to third-party dealers; and 32 other dealer sites are owned or leased independently by dealers.

The following table summarizes the real estate position of our retail segment as of December 31, 2014.

State	Company Operated Sites	Dealer Sites	Dealer Sites Not Owned Nor Leased By Us	Owned Sites	Leased Sites	Remaining Lease Term <3 Years (1)	Remaining Lease Term >3 Years (1)
Tennessee	197	15	11	117	84	54	30
Alabama	90	15	14	53	38	16	22
Georgia	48	14	7	37	18	7	11
Arkansas	13	2	—	8	7	—	7
Virginia	8	—	—	—	8	7	1
Kentucky	6	—	—	2	3	—	3
Mississippi	3	—	—	2	2	—	2
Total	365	46	32	219	160	84	76

(1)	Includes options renewable at our discretion; measured as of December 31, 2014.

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

Tyler Consent Decree

Following the November 2008 explosion and fire at the Tyler refinery, the EPA conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards. In late 2011, the EPA referred an enforcement action to the DOJ and in the fourth quarter of 2014, we settled this matter by entering into a Consent Decree. The Consent Decree requires Delek to pay a penalty of $0.5 million and make a minor change to its written inspection procedures.

SEC Investigation

In December 2014, the staff of the SEC advised the Company that a formal order of private investigation had been issued focused on the past restatement of the Company’s financial statements in 2011, the revision of the quarterly information provided in the 2012 Annual Report on Form 10-K and the Company’s internal control over financial reporting. The Company is cooperating fully with the SEC staff’s investigation. The Company cannot predict the scope, timing or outcome of the SEC staff’s investigation at this time.

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

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol "DK." The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period indicated and dividends issued since January 1, 2013:

Period	High Sales Price	Low Sales Price	Regular Dividends Per Common Share	Special Dividends Per Common Share
2013
First Quarter	$41.47	$24.70	$0.10	$0.10
Second Quarter	$39.80	$27.57	$0.15	$0.10
Third Quarter	$31.53	$20.57	$0.15	$0.10
Fourth Quarter	$34.49	$19.83	$0.15	$0.10
2014
First Quarter	$35.11	$26.39	$0.15	$0.10
Second Quarter	$34.07	$27.77	$0.15	$0.10
Third Quarter	$36.05	$27.48	$0.15	$0.10
Fourth Quarter	$34.56	$25.15	$0.15	$0.10

The dividends paid in 2014 and 2013 totaled approximately $59.2 million and $57.3 million, respectively. As of the date of this filing, we intend to continue to pay regular quarterly cash dividends on our common stock at the annual rate of $0.60 per share. The declaration and payment of future regular and/or special dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our Board of Directors deems relevant. Except as represented in the table above, we have paid no other cash dividends on our common stock during the two most recent fiscal years.

Holders

As of February 20, 2015, there were approximately seven common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street" name accounts through brokers.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended December 31, 2014 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2014	127,205	$31.45	127,205	$54,450,309
November 1 - November 30, 2014	481,398	31.39	481,398	39,337,351
December 1 - December 31, 2014	491,057	28.44	491,057	$25,371,753	(2)
Total	1,099,660	$30.08	1,099,660	N/A

(1)
On March 13, 2014, the Company announced that its Board of Directors authorized a share repurchase program for up to $50.0 million of the Company’s common stock. On August 5, 2014, the Board of Directors increased the authorization under the stock repurchase program by $50.0 million to $100.0 million. The share repurchases under the repurchase program were authorized through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases was made at the discretion of management and depended on prevailing market prices, general economic and market conditions and other considerations. The repurchase program did not obligate the Company to acquire any particular amount of stock, and the remaining authorization under the repurchase program expired on December 31, 2014.

(2)
This amount expired on December 31, 2014 and is not inclusive of the $125.0 million stock repurchase program authorized in 2015. Through February 25, 2015, the 2015 stock repurchase authorization has not been utilized.

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

The following graph and table compare cumulative total returns for our stockholders to the Standard and Poor's 500 Stock Index and a market capitalization weighted peer group selected by management for the five-year period commencing December 31, 2009 and ending December 31, 2014.  The graph assumes a $100 investment made on December 31, 2009.  Each of the three measures of cumulative total return assumes reinvestment of dividends.  The peer group is comprised of Alon USA Energy, Inc. (NYSE: ALJ), CVR Energy, Inc. (NYSE: CVI), HollyFrontier Corporation (NYSE: HFC), Marathon Petroleum Corporation (NYSE: MPC), Phillips 66 (NYSE: PSX), Tesoro Corporation (NYSE: TSO), Valero Energy Corporation (NYSE: VLO) and Western Refining, Inc (NYSE: WNR).  The stock performance shown on the graph below is not necessarily indicative of future price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:	(In millions, except share and per share data)
Net sales	8,324.3	8,706.8	8,726.7	7,198.2	3,755.6
Total operating costs and expenses	7,957.8	8,469.1	8,253.6	6,912.1	3,746.4
Operating income	366.5	237.7	473.1	286.1	9.2
Total non-operating expenses, net	38.9	31.1	45.5	38.3	94.1
Income (loss) before income taxes	327.6	206.6	427.6	247.8	(84.9)
Income tax expense (benefit)	101.6	70.9	151.6	84.7	(5.0)
Net income (loss)	226.0	135.7	276.0	163.1	(79.9)
Net income attributed to non-controlling interest	27.4	18.0	3.2	4.8	—
Net income (loss) attributable to Delek	$198.6	$117.7	$272.8	$158.3	$(79.9)

Basic & diluted earnings per share:
Basic	$3.38	$1.99	$4.65	$2.80	$(1.47)
Diluted	$3.35	$1.96	$4.57	$2.78	$(1.47)
Weighted average common shares outstanding:
Basic	58,780,947	59,186,921	58,719,968	56,543,977	54,264,763
Diluted	59,355,120	60,047,138	59,644,798	57,026,864	54,264,763

	Year Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:	(In millions)
Cash and cash equivalents	$444.1	$400.0	$601.7	$225.9	$49.1
Total current assets	1,247.4	1,417.1	1,359.7	1,050.6	299.4
Property, plant and equipment, net	1,448.8	1,273.2	1,124.2	1,053.8	680.1
Total assets	2,891.4	2,840.4	2,623.7	2,230.6	1,144.6
Total current liabilities	857.2	1,080.1	999.1	994.7	292.5
Total debt, including current maturities	589.7	410.3	362.2	432.6	295.8
Total non-current liabilities	835.8	639.9	546.6	582.3	408.8
Total shareholders' equity	1,198.4	1,120.4	1,078.0	653.6	443.3
Total liabilities and shareholders' equity	2,891.4	2,840.4	2,623.7	2,230.6	1,144.6

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products;

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	our ability to execute our strategy of growth through acquisitions and the transactional risks inherent in such acquisitions;

•	diminution in value of long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement and periodic turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels or costs;

•	changes in our ability to continue to access the credit markets;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments; and

•	other factors discussed under Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our other filings with the SEC.
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
Executive Summary and Strategic Overview
Business Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) refining, (2) logistics, and (3) retail. Our refining segment operates independent refineries in Tyler, Texas and El Dorado, Arkansas with a combined design crude throughput capacity of 140,000 bpd. We are in the process of expanding our Tyler refinery crude throughput capacity by 15,000 bpd (the "Tyler Expansion"). It is expected to be completed in March 2015 and would increase crude throughput capacity to a combined 155,000 bpd. Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for our refining segment, as well as third parties. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 365 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.
Our profitability in the refining segment is substantially determined by the difference between the cost of the crude oil feedstocks we purchase and the price of the refined products we sell, referred to as the "crack spread, refining margin or refined product margin." The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refineries depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include operating costs (particularly the cost of natural gas used for fuel and the cost of electricity), seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the fluctuations in the cost of crude oil are typically reflected in the prices of light refined products, such as gasoline and diesel fuel, the price of other residual products, such as asphalt, coke, carbon black oil and LPG are less likely to move in parallel with crude cost. This causes additional pressure on our realized margin in periods of rising crude oil prices. Alternatively, margins may benefit from these economics during periods of falling crude oil prices.
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

We anticipate that the quantities and varieties of crude oil processed and products manufactured at the El Dorado refinery will continue to vary. Therefore, we do not believe that it is possible to develop a reasonable refined product margin benchmark that would accurately portray our refined product margins at the El Dorado refinery.
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
Strategic Accomplishments

Refining Segment
In our refining segment, we have been focused on growing our operations, improving access to cost advantaged crude supplies and adding flexibility within our refining system. By approaching our refining assets as a system, we continually look for ways to take advantage of this connectivity by shipping intermediate products between refineries and managing our crude supply across the system. During 2014, we added crude oil processing flexibility at our El Dorado refinery and moved forward with our plans to expand our Tyler refinery. We also acquired an additional biodiesel plant. We benefited from increased crude production gathered on the SALA gathering system in Arkansas that provides cost advantaged crude to our El Dorado refinery for a portion of its crude needs. Steps were also taken to increase our access to cost advantaged crude supplies from other locations as we have improved our Midland crude supply and gained flexibility to access Cushing crude supplies. In early 2015, these efforts resulted in our Midland crude supply increasing to an average of 97,000 bpd from 87,000 bpd in 2014. In 2015, we will continue to explore ways to increase access to cost advantaged crude in our refining system.

Asset Expansion and Improvements

El Dorado Refinery Turnaround and Expansion
During January and February 2014, we completed a scheduled turnaround and certain other discretionary capital projects at the El Dorado refinery. The refinery was restored to full operational status during the first quarter of 2014. While turnaround work was underway, customer demand was met by a combination of refined product inventory on-hand and from refined products transferred from the Tyler refinery. During the turnaround, the pre-flash tower project to increase light crude capability by 10,000 bpd was completed. Also, the fluid catalytic cracking reactor was replaced. These projects improved operating efficiencies and crude flexibility at the El Dorado refinery, and allow it to achieve crude throughput of up to 80,000 bpd using a light crude slate or medium-sour crude slate depending on refined product and crude oil pricing, while producing an asphalt yield of 10 percent or less.
Tyler Expansion Project and Turnaround
During the first quarter of 2015, we plan to conduct a maintenance turnaround at the Tyler refinery, as well as replace the fluid catalytic cracking reactor. In addition, during the turnaround, we expect to complete a project to expand the crude nameplate capacity at the Tyler refinery by 15,000 bpd to 75,000 bpd. The Tyler Expansion will increase the crude processing unit to 75,000 bpd, the distillate hydrotreating unit to 36,000 bpd and the naphtha hydrotreating unit to 28,000 bpd. This expansion project is expected to cost approximately $70.3 million, of which approximately $50.9 million was spent during 2014. This expansion project is being primarily financed with the $70.0 million term loan under our Wells ABL credit facility.

Acquisitions
Crossett Biodiesel Facility Acquisition

In January 2014, we purchased a biodiesel plant in Crossett, Arkansas (the "Crossett Facility") from Pinnacle Biofuels, Inc. for approximately $11.1 million. The Crossett Facility has a production capacity of approximately 10.0 million gallons per year. The Crossett Facility produced biodiesel exclusively for Delek under a tolling agreement prior to this acquisition.

Logistics Segment
During 2014, we grew our logistics segment through third party acquisitions and the transfer of assets from refining. We completed new agreements with third parties related to the Paline Pipeline in December 2014 that should provide additional growth in 2015. Our strategy in 2015 will continue to focus on growth as we are planning to complete the transfer of logistics assets from our refining segment in first quarter 2015. These assets consist of a crude oil storage tank at the Tyler refinery and rail offloading racks at the El Dorado refinery. In addition, we will continue to explore opportunities to increase our third party business through acquisitions and project development.

Acquisitions

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
In conjunction with the El Dorado Acquisition, we reclassified certain operating segments. The results of the operation of the assets associated with this acquisition were previously reported as part of our refining segment and are now reported in our logistics segment. The historical results of the operation of these assets have been reclassified to conform to the current presentation.
Mount Pleasant Acquisition
In October 2014, Delek Logistics purchased (i) a light products terminal in Mount Pleasant, Texas (the "Mount Pleasant Terminal"), (ii) a light products storage facility in Greenville, Texas (the "Greenville Storage Facility") and (iii) a 76-mile pipeline connecting the locations (the "Greenville-Mount Pleasant Pipeline"). The Mount Pleasant Terminal, the Greenville Storage Facility and the Greenville-Mount Pleasant Pipeline are hereinafter collectively referred to as the "Greenville-Mount Pleasant Assets." Delek Logistics acquired the Greenville-Mount Pleasant Assets from an affiliate of Magellan Midstream Partners, L.P. to complement our existing assets and provide enhanced logistical capabilities. The Mount Pleasant Terminal consists of approximately 200,000 barrels of light product storage capacity, three truck loading lanes and ethanol blending capability. The Greenville Storage Facility has approximately 325,000 barrels of storage capacity and is connected to the Explorer Pipeline System. The aggregate purchase price was approximately $11.1 million in cash, including $1.1 million in finished product inventory, comprised of cash on hand and borrowings under the DKL Revolver. The purchase price has been preliminarily allocated to inventory and property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.

Trucking Asset Acquisition

On December 17, 2014, Delek Logistics purchased 100% of the assets of Frank Thompson Transport, Inc. ("FTT"). FTT is a transport company that primarily hauls crude oil and refined products by transport truck. The assets purchased include approximately 120 trucks and 200 trailers (the "FTT Assets"). The aggregate purchase price of the FTT Assets was approximately $11.6 million.

Retail Segment

The retail strategy has been centered around increasing the proportion of large format stores in our portfolio to enhance the value provided to our customers. These large format stores include more fuel pumps, as well as quick service food offerings and a larger merchandise selection inside the store. In addition, we have continued to grow our private label product offerings which reached

7.8% of revenue, excluding cigarettes, in 2014. Our loyalty program reached over one million registered users in 2014. We have continued to improve our fuel supply flexibility by leveraging our integration with the refining segment to increase the amount of both direct and exchange fuel shipments to our stores. This resulted in more Gulf Coast bulk fuel purchases in our system giving us better access to better pricing for our product.

Construction Initiative

Our new construction initiative remains ongoing, as we continue to build new stores in our core markets. During 2014, we constructed 11 new large-format stores and divested 7 non-strategic locations. As of December 31, 2014, the retail segment operated 365 locations, versus 361 locations in the prior-year period. Of the 365 stores in operation, 216 stores, or approximately 59.2% of the store base, are either reimaged locations or large-format stores. At the end of 2014 there were 64 large-format stores in operation.

Debt Refinancing

DKL Revolver

On December 30, 2014, Delek Logistics amended and restated its senior secured revolving credit agreement, which was originally entered into on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders (as amended and restated, the "DKL Revolver"). Under the terms of the DKL Revolver, the lender commitments were increased from $400.0 million to $700.0 million. The DKL Revolver also contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. While the majority of the terms of the DKL Revolver are substantially unchanged from the predecessor facility, among other things, changes were made to certain negative covenants, the financial covenants and the interest rate pricing grid.  The DKL Revolver continues to contain an option for Canadian dollar denominated borrowings. The DKL Revolver matures on December 30, 2019.
Borrowings denominated in U.S. dollars under the DKL Revolver bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars under the DKL Revolver bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate ("CDOR"), plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon Delek Logistics' most recent leverage ratio delivered to the lenders, as called for and defined under the terms of the credit facility.
Return Capital to Shareholders

Dividends
We paid a regular quarterly dividend of $0.15 per share, totaling $0.60 per share, during the year ended December 31, 2014. Further, we paid a quarterly special dividend of $0.10 per share throughout 2014, totaling $0.40 per share. Total dividends declared during the year ended December 31, 2014 equaled $59.2 million, or $1.00 per share.

Stock Repurchase Program

On August 5, 2014, we announced that our Board of Directors had increased the authorization under our common stock repurchase program to $100.0 million. The share repurchases were authorized through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases were made at the discretion of management and depended upon prevailing market prices, general economic and market conditions and other considerations. The stock repurchase program did not obligate us to acquire any particular amount of stock, and the unused portion of the authorization under the stock repurchase program expired on December 31, 2014. During the year ended December 31, 2014, we repurchased 2,365,561 shares of common stock under the stock repurchase authorization, for a total expenditure of $74.7 million, or an average price of $31.55 per share, respectively.

In 2015, our Board of Directors approved a new share repurchase authorization for $125.0 million that will expire on December 31, 2015. Shares under the program may be repurchased from time to time in the open market or through privately negotiated transactions, subject to market conditions and other factors.

Market Trends
Our results of operations are significantly affected by fluctuations in the prices of certain commodities, including, but not limited to, crude oil, gasoline, distillate fuel, biofuels and natural gas and electricity, among others. Historically, our profitability has been affected by commodity price volatility, specifically as it relates to the price of crude oil and refined products.
We continue to experience volatility in the energy markets. During 2014, the price of WTI crude oil ranged from a high of $107.26 per barrel to a low of $53.27 per barrel, and the average decreased 5.2% to $92.94 per barrel when compared to 2013. During the fourth quarter of 2014, the average price of WTI crude oil was $73.02 per barrel, compared to $97.55 in the fourth quarter of 2013, falling from $91.16 per barrel at September 30, 2014 to $53.27 per barrel at December 31, 2014. The sharp decline in the price of WTI crude oil in the fourth quarter of 2014 is primarily attributable to market supply/demand imbalance, coupled with OPEC's decision in late 2014 to maintain crude oil production levels despite the imbalance.
The Gulf Coast 5-3-2 crack spread ranged from a daily high of $21.36 per barrel to a low of $(3.91) per barrel in 2014, while the average decreased 25.2% to $13.42 per barrel, versus $17.93 in 2013. The differential between WTI and Brent crude oil averaged $6.51 per barrel in 2014, versus $10.66 per barrel in 2013. This decline in the WTI/Brent crude oil differential contributed to the decline in the Gulf Coast 5-3-2 crack spread in 2014, as Gulf Coast light product prices track Brent crude oil price movements. A change in the WTI/Brent crude oil differential has a direct impact on our profitability. The wholesale cost of refined products further contributed to the decline in the Gulf Coast 5-3-2 crack spread in 2014, with the US Gulf Coast price of gasoline declining 7.4%, from an average of $2.69 in 2013 to $2.49 in 2014 and the US Gulf coast price of High Sulfur Diesel declining 9.76%, from an average of $2.87 in 2013 to $2.59 in 2014.
Our Tyler and El Dorado refineries both continued to have greater access to discounted WTI and WTI-linked crude feedstocks during 2014 compared to certain of our competitors. However, as new pipelines and rail capabilities have increased the ability to ship price-advantaged crude oil supplies in the mid-continent region, we may experience a decline in certain crude oil price differentials. The average differential between WTI and Midland crude oil widened in 2014, to an average of $6.88 per barrel, compared to $2.64 per barrel in 2013. This occurred primarily because of limited ability to ship crude from Midland as production grew. However, in the fourth quarter of 2014, this differential narrowed significantly, from an average of $9.85 per barrel in the third quarter of 2014 to $5.80 in the fourth quarter of 2014, primarily due to the completion of an interconnection project in the Midland area. As these price differentials decrease, so does our competitive advantage created by our access to WTI-linked crude oil.
Environmental regulations continue to affect our margins in the form of the increasing cost of Renewable Identification Numbers ("RINs"). On a consolidated basis, we work to balance our RINs obligations in order to minimize the effect of RINs on our results. While we generate RINs in all three operating segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs can adversely affect our results of operations. The cost of ethanol RINs has fluctuated from an average of $0.60 in 2013 to an average of $0.49 in 2014. The cost of biodiesel RINs fluctuated from an average of $1.11 in 2013 to an average of 0.84 in 2014.
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

Results of Operations
The table below sets forth certain information concerning our consolidated operations:

	Year Ended December 31,
	2014	2013	2012
Net sales	$8,324.3	$8,706.8	$8,726.7
Operating costs and expenses:
Cost of goods sold	7,315.2	7,880.7	7,708.2
Operating expenses	398.8	387.4	363.3
General and administrative expenses	133.4	111.2	99.7
Depreciation and amortization	111.5	89.8	82.5
Other operating income, net	(1.1)	—	(0.1)
Total operating costs and expenses	7,957.8	8,469.1	8,253.6
Operating income	366.5	237.7	473.1
Interest expense	40.6	37.7	45.7
Interest income	(0.8)	(0.3)	(0.2)
Other income, net	(0.9)	(6.3)	—
Total non-operating expenses, net	38.9	31.1	45.5
Income before income taxes	327.6	206.6	427.6
Income tax expense	101.6	70.9	151.6
Net income	226.0	135.7	276.0
Net income attributed to non-controlling interest	27.4	18.0	3.2
Net income attributable to Delek	$198.6	$117.7	$272.8
Consolidated Results of Operations — Comparison of the Year Ended December 31, 2014 versus the Year Ended December 31, 2013
We generated net sales of $8,324.3 million and $8,706.8 million during the years ended December 31, 2014 and 2013, respectively, a decrease of $382.5 million, or 4.4%. The decrease in net sales was primarily attributable to decreases in refined product sales prices across all three operating segments, as well as a decrease in sales volumes attributed to our west Texas operations in the logistics segment for 2014, as compared to 2013. These decreases were partially offset by an increase in sales volumes in the refining and retail segments.
Cost of goods sold was $7,315.2 million for the year ended December 31, 2014, compared to $7,880.7 million for 2013, a decrease of $565.5 million, or 7.2%. The decrease in cost of goods sold was primarily due to a decrease in the average cost of refined products in the logistics and retail segments, a decrease in the cost of crude oil in the refining segment and a decrease in sales volumes in the west Texas operations in the logistics segment. These decreases were partially offset by an increase in sales volumes in both the refining and retail segments.
Operating expenses were $398.8 million for the year ended December 31, 2014 compared to $387.4 million in 2013, an increase of $11.4 million, or 2.9%. The increase in operating expenses is primarily attributable to the expenses associated with the operation of the biodiesel facility acquired in January 2014, increases in maintenance costs in the logistics segment and increases in salaries, maintenance and credit expenses, resulting from our continued shift to large-format stores, in the retail segment. These increases were partially offset by decreases in inspection fees, supplies and insurance expenses in the refining segment.
General and administrative expenses were $133.4 million for the year ended December 31, 2014 compared to $111.2 million in 2013, an increase of $22.2 million, or 20.0%. The overall increase was primarily due to increases in payroll related expenses, attributable to company growth, stock-based compensation and incentive expense.
Depreciation and amortization was $111.5 million and $89.8 million for the years ended December 31, 2014 and 2013, respectively, an increase of $21.7 million, or 24.2%. This increase was primarily due to the additional depreciation associated with the assets acquired in 2014, the completion of capital projects in the refining segment and the construction of new large-format stores in the retail segment.

Other operating income for the year ended December 31, 2014 was $1.1 million and primarily related to a condemnation payment associated with one of our retail stores. We did not have any other operating income for 2013.
Interest expense was $40.6 million in the year ended December 31, 2014, compared to $37.7 million for 2013, an increase of $2.9 million, or 7.7%. The increase was primarily attributable to increases in interest costs under our credit facilities due to changes in debt utilization and interest rates thereunder.
Other income was $0.9 million in the year ended December 31, 2014 and was primarily attributable to foreign currency gains and miscellaneous other income. Other income was $6.3 million in 2013 and was primarily attributable to the reversal of litigation accruals due to favorable court rulings.
Income tax expense was $101.6 million and $70.9 million during the years ended December 31, 2014 and 2013, respectively, an increase of $30.7 million. Our effective tax rate was 31.0% for 2014, compared to 34.3% for 2013. The decrease in our effective tax rate for 2014 was primarily due to an increase in certain tax benefits and the actualization of prior-year provision amounts.

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
Cost of goods sold was $7,880.7 million for the year ended December 31, 2013, compared to $7,708.2 million for 2012, an increase of $172.5 million, or 2.2%. The increase in cost of goods sold was primarily due to the increased sales volumes in the refining and logistics segments and increased crude oil prices. These increases were partially offset by a decrease in average fuel costs in the retail segment.
Operating expenses were $387.4 million for the year ended December 31, 2013 compared to $363.3 million in 2012, an increase of $24.1 million, or 6.6%. The increase in operating expenses is primarily attributable to the expenses associated with the operation of the biodiesel facility acquired in 2013, unplanned maintenance activities during the first quarter of 2013 and increased throughput rates at both the Tyler and El Dorado refineries, as well as an increase in advertising expenses associated with our loyalty program in the retail segment.
General and administrative expenses were $111.2 million for the year ended December 31, 2013 compared to $99.7 million in 2012, an increase of $11.5 million, or 11.5%. The overall increase was primarily due to increases in equity-based compensation and payroll related expenses, outside services and legal fees.
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
Other operating expenses for the year ended December 31, 2013 included a $1.6 million disposal of certain refining segment assets. This disposal was completely offset by a $1.6 million condemnation payment associated with one of our retail stores. Other operating income for 2012 was $0.1 million and was primarily related to the sale of miscellaneous assets in the retail and refining segments. There were no gains or losses on sales of assets during 2013.
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
Income tax expense was $70.9 million and $151.6 million during the years ended December 31, 2013 and 2012, respectively, a decrease of $80.7 million. Our effective tax rate was 34.3% for 2013, compared to 35.5% for 2012. The decrease in our effective tax rate for 2013 was primarily due to the reduction in taxable income associated with the non-controlling interest in Delek Logistics, which was partially offset by the impact of non-deductible equity-based compensation paid to our executives.

Operating Segments
In conjunction with the El Dorado Acquisition, we reclassified certain operating segments. The results of the operation of the assets associated with this acquisition were previously reported as part of our refining segment and are now reported in our logistics segment. The historical results of the operation of these assets have been reclassified to conform to the current presentation.
Also, in April 2014, we revised the structure of the internal financial information reviewed by management and began allocating the results of hedging activity previously reported in corporate, other and eliminations to our refining segment and allocated to each refinery based on total throughput. The historical results of this hedging activity have been reclassified to conform to the current presentation. The assets and/or liabilities associated with this hedging activity have not been allocated to the refining segment.

Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Year Ended December 31,
	2014	2013	2012
Refining Segment Contribution:
Net sales	$6,350.5	6,435.8	$6,240.9
Cost of goods sold	5,664.8	5,865.2	5,441.3
Gross Margin	685.7	570.6	799.6
Operating expenses	221.7	223.1	197.7
Contribution margin	$464.0	$347.5	$601.9
Tyler Refinery:
Days operated in period	365	365	366
Total sales volume (average bpd)(1)	65,263	63,696	61,412
Products manufactured (average bpd):
Gasoline	35,829	33,791	33,045
Diesel/Jet	25,713	24,374	21,883
Petrochemicals, LPG, NGLs	2,264	2,292	2,268
Other	1,717	1,847	1,989
Total production	65,523	62,304	59,185
Throughput (average bpd):
Crude oil	58,756	58,327	56,426
Other feedstocks	7,811	4,970	3,450
Total throughput	66,567	63,297	59,876
Per barrel of sales(3):
Tyler refinery operating margin(4)	$16.71	$13.67	$20.41
Direct operating expenses(5)	$4.41	$4.63	$4.71
El Dorado Refinery:
Days operated in period	365	365	366
Total sales volume (average bpd)(2)	77,369	74,180	73,709
Products manufactured (average bpd):
Gasoline	35,960	34,908	33,411
Diesel	27,716	27,097	27,163
Petrochemicals, LPG, NGLs	701	997	1,318
Asphalt	6,024	7,691	6,897
Other	885	949	2,583
Total production	71,286	71,642	71,372
Throughput (average bpd):
Crude oil	66,723	65,887	65,375
Other feedstocks	6,229	6,872	7,797
Total throughput	72,952	72,759	73,172
Per barrel of sales(3):
El Dorado refinery operating margin(4)	$9.54	$8.76	$12.54
Direct operating expenses(5)	$3.94	$4.06	$3.40
Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$92.94	$98.04	$94.19
WTI — Midland crude oil (per barrel)	$86.35	$96.33	$90.12
US Gulf Coast crack spread (per barrel)	$13.42	$17.93	$26.50
US Gulf Coast Unleaded Gasoline (per gallon)	$2.49	$2.69	$2.80
Ultra low sulfur diesel (per gallon)	$2.71	$2.97	$3.05
Natural gas (per MMBTU)	$4.36	$3.73	$2.75

(1)
Sales volume includes 1,096 bpd, 1,277 bpd and 774 bpd sold to the logistics segment during the years ended December 31, 2014, 2013 and 2012, respectively. Sales volume also includes sales of 3,324 bpd, 2,696 bpd and 4,518 bpd of intermediate and finished products to the El Dorado refinery and the logistics segment during the years ended December 31, 2014, 2013 and 2012, respectively

(2)
Sales volume includes 3,696, 2,720 and 2,958 bpd of produced finished product sold to the retail segment during the years ended December 31, 2014, 2013 and 2012, respectively. Sales volume also includes 1,609 bpd, 936 bpd and 171 bpd of produced finished product sold to the Tyler refinery during the during the years ended December 31, 2014, 2013 and 2012, respectively. Sales volume excludes 13,842 bpd, 20,572 bpd and 11,763 bpd of wholesale activity during the years ended December 31, 2014, 2013 and 2012, respectively.

(3)	"Per barrel of sales" information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) by the total barrels sold during the period.

(4)	"Operating margin" is defined as refining segment net sales less cost of goods sold.

(5)	"Direct operating expenses" are defined as operating expenses attributed to the refining segment.
Refining Segment Operational Comparison of the Year Ended December 31, 2014 versus the Year Ended December 31, 2013
Contribution margin for the refining segment for the year ended December 31, 2014 was $464.0 million, or 76.0% of our consolidated contribution margin, compared to $347.5 million, or 79.2% of our consolidated segment contribution margin, for the year ended December 31, 2013. The increase to the refining segment contribution margin was primarily attributable to the increased margins at the Tyler refinery, as compared to the same period in 2013, partially offset by a slight decline in margins at the El Dorado refinery. The increase in margins at the Tyler refinery primarily resulted from the increased differential between WTI crude oil and Midland crude oil, to an average of $6.88 per barrel in 2014, compared to an average of $2.64 during 2013. This was partially offset by a decline in the benchmark Gulf Coast crack spread to an average of $13.42 per barrel in 2014, compared to an average of $17.93 per barrel during 2013. The decline in the Gulf Coast crack spread was driven by a 5.2% decline in the cost of WTI crude oil, coupled with larger declines in the US Gulf Coast price of gasoline and ULSD of 7.4% and 8.8%, respectively.
Net sales for the refining segment were $6,350.5 million and $6,435.8 million during the years ended December 31, 2014 and 2013, respectively, a decrease of $85.3 million, or 1.3%. The decrease in net sales is primarily due to declines in the average price of U.S. Gulf Coast gasoline, from $2.69 per gallon in 2013 to $2.49 per gallon in 2014, and ULSD, from $2.97 per gallon in 2013 to $2.71 per gallon in 2014. These declines were partially offset by a 3.4% increase in net sales volume at both the Tyler and El Dorado refineries. During the years ended December 31, 2014 and 2013, the refining segment sold $622.1 million and $430.7 million, or 15,881 and 9,502 bpd, respectively, of finished product to the retail and logistics segments. These sales are eliminated in consolidation.
Cost of goods sold for the year ended December 31, 2014 was $5,664.8 million compared to $5,865.2 million for the year ended December 31, 2013, a decrease of $200.4 million, or 3.4%. The decrease in cost of goods sold was primarily a result of hedging gains associated with our hedging program of $128.5 million in 2014, compared to losses of $3.0 million in 2013 and a decrease in the cost of WTI crude oil, from $98.04 per barrel in 2013 to $92.94 per barrel in 2014, partially offset by an 3.4% increase in average daily sales volume across the refining segment.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $94.6 million and $57.8 million during the years ended December 31, 2014 and 2013, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses were $221.7 million for the year ended December 31, 2014, compared to $223.1 million in 2013, a decrease of $1.4 million, or 0.6%. The decrease in operating expenses was primarily due to decreases in inspection fees, supplies and insurance expense, partially offset by increases in maintenance expenses associated with environmental spill clean-up costs, a mechanical issue with the Tyler refinery's fluid catalytic cracking reactor and increased expenses associated with the operation of the biodiesel facility acquired in January 2014.
Refining Segment Operational Comparison of the Year Ended December 31, 2013 versus the Year Ended December 31, 2012
Contribution margin for the refining segment for the year ended December 31, 2013 was $347.5 million, or 79.2% of our consolidated contribution margin, compared to $601.9 million, or 91.9% of our consolidated segment contribution margin, for the year ended December 31, 2012. The decrease to the refining segment contribution margin was primarily attributable to the decreased margins at both the Tyler and El Dorado refineries, as compared to the same period in 2012. The decline in margins at both refineries, from a combined $16.12 per barrel sold in 2012 to $11.31 per barrel sold in 2013, primarily resulted from a decline in the benchmark Gulf Coast crack spread to an average of $17.93 per barrel in 2013, compared to an average of $26.50 per barrel during 2012.
Net sales for the refining segment were $6,435.8 million and $6,240.9 million during the years ended December 31, 2013 and 2012, respectively, an increase of $194.9 million, or 3.1%. The increase in net sales is primarily due to a 2.0% increase in net sales volume at both the Tyler and El Dorado refineries, as well as an increase in wholesale activity at the El Dorado refinery. During the years ended December 31, 2013 and 2012, the refining segment sold $430.7 million and $170.1 million, or 9,502 and 3,732 bpd, respectively, of finished product to the retail and logistics segments. These sales are eliminated in consolidation.
Cost of goods sold for the year ended December 31, 2013 was $5,865.2 million compared to $5,441.3 million for the year ended December 31, 2012, an increase of $423.9 million, or 7.8%. The increase in cost of goods sold was primarily due to a 2.0% increase in average daily sales volume across the refining segment, increased crude oil prices and an increase in the wholesale activity at the El Dorado refinery.
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
Operating expenses were $223.1 million for the year ended December 31, 2013, compared to $197.7 million in 2012, an increase of $25.4 million, or 12.8%. The increase in operating expenses was attributable to expenses associated with the operation of the biodiesel facility acquired in January 2013, unplanned maintenance activities during the first quarter of 2013 at both the Tyler and El Dorado refineries and increased throughput rates.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations:

	Year Ended December 31,
	2014	2013	2012
Logistics Segment Contribution:
Net sales	$841.3	907.4	$818.5
Cost of goods sold	697.2	811.3	757.9
Gross Margin	144.1	96.1	60.6
Operating expenses	38.8	35.6	39.4
Contribution margin	$105.3	$60.5	$21.2
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	61,368	58,773	57,574
West Texas wholesale marketing throughputs (average bpd) (2)	16,707	18,156	16,523
West Texas wholesale marketing margin per barrel	$4.67	$2.12	$2.56
Terminalling throughputs (average bpd) (3)	96,801	75,438	15,420
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	47,906	46,515	46,027
Refined products pipelines to Enterprise Systems	53,461	49,694	45,220
SALA Gathering System	22,656	22,152	20,747
East Texas Crude Logistics System	7,361	19,896	55,068

(1)	Excludes jet fuel and petroleum coke.

(2)	Excludes bulk ethanol and biodiesel.

(3)
Consists of terminalling throughputs at our Tyler, Big Sandy and Mount Pleasant, Texas, North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals. Throughput volumes at the Tyler, Texas terminal are for the period from July 27, 2013 through December 31, 2014. Prior to July 27, 2013, the logistics segment did not record revenue for throughput at the Tyler, Texas terminal.  Throughputs for the North Little Rock Terminal are for the period from October 24, 2013 through December 31, 2014. The Big Sandy Terminal had no throughputs for the year ended December 31, 2013, even though it became operational during the year. Throughputs for the Mount Pleasant Terminal are for the 92 days Delek operated the terminal following its acquisition on October 1, 2014. Barrels per day are calculated for only the days we operated each terminal.

Logistics Segment Operational Comparison of the Year Ended December 31, 2014 versus the Year Ended December 31, 2013
Contribution margin for the logistics segment for the year ended December 31, 2014 was $105.3 million, or 17.3% of our consolidated contribution margin, compared to $60.5 million, or 13.8% of our consolidated contribution margin, for the year ended December 31, 2013, an increase of $44.8 million, or 74.0%. The increase in contribution margin was attributable to increased pipeline and transportation revenues during 2014 compared to 2013, primarily due to the effect of the commercial agreements entered into between the logistics segment and the refining segment in connection with the El Dorado Acquisition in February 2014 and the Tyler Acquisition in July 2013. Further contributing to the increase in contribution margin were higher margins achieved in our west Texas operations during 2014, compared to 2013, as a result of a favorable supply/demand balance due to downtime at refineries in the region in the second quarter 2014 and steady margins despite a fall in fuel prices in the fourth quarter 2014.

The logistics segment generated net sales of $841.3 million and $907.4 million during the years ended December 31, 2014 and 2013, respectively, a decrease of $66.1 million, or 7.3%. The decrease was primarily attributable to decreases in sales volume in our west Texas operations due to reduced supply and to the fact that our Abilene terminal was not operational for a portion of the first quarter of 2014. Also contributing to the decrease in our net sales were decreases in the average sales prices per gallon of gasoline and diesel. The average sales price per gallon of gasoline decreased $0.16 during 2014, to $2.57 per gallon from $2.73 per gallon during 2013, while the average sales price per gallon of diesel decreased $0.13 during 2014, to $2.94 per gallon from $3.07 during the 2013. These decreases were partially offset by increases in net sales attributable to the commercial agreements between the logistics and refining segments resulting from the El Dorado Acquisition and the Tyler Acquisition. Net sales included $14.4 million and $13.6 million of net service fees in our east Texas marketing business, paid by our refining segment during 2014 and 2013, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude, intermediate and refined product transportation, terminalling and storage fees paid by our refining segment. These fees were $94.6 million and $57.8 million in 2014 and 2013, respectively. The logistics segment also sold $4.4 million and $6.2 million of RINs, at market prices, to the refining segment during 2014 and 2013, respectively. These intercompany sales and fees are eliminated in consolidation.
Cost of goods sold was $697.2 million for the year ended December 31, 2014, compared to $811.3 million for 2013, a decrease of $114.1 million, or 14.1%. The decrease in cost of goods sold was primarily attributable to decreases in sales volume and in the average cost per barrel sold in our west Texas marketing operations. The average cost per gallon of gasoline decreased $0.20 per gallon during 2014, to $2.50 per gallon from $2.70 per gallon during 2013, while the average cost per gallon of diesel decreased $0.18 per gallon during 2014, to $2.84 per gallon from $3.02 per gallon during 2013.
Operating expenses were $38.8 million for the year ended December 31, 2014 compared to $35.6 million for the comparable period of 2013, an increase of $3.2 million, or 9.0%. The increase in operating expenses was primarily due to increases in maintenance costs during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Logistics Segment Operational Comparison of the Year Ended December 31, 2013 versus the Year Ended December 31, 2012
Contribution margin for the logistics segment for the year ended December 31, 2013 was $60.5 million, or 13.8% of our consolidated contribution margin, compared to $21.2 million, or 3.2% of our consolidated contribution margin, for the year ended December 31, 2012, an increase of $39.3 million, or 185.4%. The increase in contribution margin was attributable to increased pipeline and transportation revenues during 2013 compared to 2012, primarily due to the effect of the commercial agreements entered into between the logistics segment and the refining segment in connection with the DKL Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. Revenue from our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Also contributing to the increase are revenues associated with the Paline Pipeline System.

The logistics segment generated net sales of $907.4 million and $818.5 million during the years ended December 31, 2013 and 2012, respectively, an increase of $88.9 million, or 10.9%. This increase was primarily attributable to an increase in total sales volume in our west Texas wholesale marketing operations, excluding bulk biofuels, which averaged 18,156 bpd during 2013, compared to 16,569 bpd in 2012. These increases were partially offset by a decline in average sales prices of refined products. Further contributing to the increase in sales was an increase in pipeline revenue, primarily associated with the Paline Pipeline System. Net sales included $13.6 million and $12.6 million of net service fees in our east Texas marketing business, paid by our refining segment during 2013 and 2012, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude, intermediate and refined product transportation, terminalling and storage fees paid by our refining segment. These fees were $57.8 million and $30.0 million in 2013 and 2012, respectively. The logistics segment also sold $6.2 million of RINs, at market prices, to the refining segment during 2013. There were minimal RIN sales during 2012. These intercompany sales and fees are eliminated in consolidation.
Cost of goods sold was $811.3 million for the year ended December 31, 2013, compared to $757.9 million for the comparable period of 2012, an increase of $53.4 million, or 7.0%. The increase in cost of goods sold was primarily attributable to increases in sales volumes in the west Texas wholesale marketing operations.
Operating expenses were $35.6 million for the year ended December 31, 2013 compared to $39.4 million for the comparable period of 2012, a decrease of $3.8 million, or 9.6%. The decrease in operating expenses was primarily due to decreases in maintenance costs in 2013 compared to 2012.

Retail Segment
The table below sets forth certain information concerning our retail segment continuing operations:

	Year Ended December 31,
	2014	2013	2012
Retail Segment Contribution:
Net sales	$1,869.3	1,871.4	$1,877.8
Cost of goods sold	1,671.5	1,691.3	1,704.6
Gross Margin	197.8	180.1	173.2
Operating expenses	136.8	132.5	128.0
Contribution margin	$61.0	$47.6	$45.2
Operating Information:
Number of stores (end of period)	365	361	373
Average number of stores	363	368	374
Retail fuel sales (thousands of gallons)	436,895	409,086	404,558
Average retail gallons per store (based on average number of stores) (thousands of gallons)	1,204	1,112	1,082
Retail fuel margin ($ per gallon)	$0.190	$0.173	$0.146
Merchandise sales (in millions)	401.4	381.7	378.2
Merchandise margin %	28.0%	28.3%	29.3%
Change in same-store retail fuel gallons sold	0.1%	(1.6)%	0.4%
Change in same-store merchandise sales	3.4%	0.6%	3.4%
Retail Segment Operational Comparison of the Year Ended December 31, 2014 versus the Year Ended December 31, 2013
Contribution margin for the retail segment increased to $61.0 million, or 10.0% of our consolidated contribution margin, for the year ended December 31, 2014, versus $47.6 million, or 10.9% of our consolidated contribution margin, for 2013. The increase was primarily due to an increase in fuel margins and volumes in 2014, as compared to 2013, partially offset by an increase in operating expenses. The increase in fuel margins was primarily attributable to increased flexibility to supply fuel to our stores from the rack or directly from Gulf Coast sources, as well as favorable biofuel blending economics during 2014.

Net sales for our retail segment for the year ended December 31, 2014 decreased 0.1% to $1,869.3 million from $1,871.4 million for 2013. This decrease was primarily due to a 5.4% decrease in the retail fuel price per gallon to an average price of $3.17 per gallon for 2014, as compared to an average price of $3.35 per gallon for 2013. The decrease in the retail fuel sales price was partially offset by an increase in retail fuel volumes and an increase in merchandise sales.
Retail fuel sales were 436.9 million gallons for the year ended December 31, 2014, compared to 409.1 million gallons for 2013. Same store retail fuel sales increased 0.1% for 2014, as compared to 2013. Total fuel sales, including wholesale dollars, decreased 1.5% to $1,467.9 million in 2014. These decreases were primarily due to the decrease in the average price per gallon sold, partially offset by the increase in total gallons sold, as noted above.
Merchandise sales increased 5.2% to $401.4 million in the year ended December 31, 2014, compared to $381.7 million in 2013. The increase in merchandise sales was primarily due to an increase in cigarette and other tobacco, dairy, food service and cold dispenser beverage categories, partially offset by declines in the general merchandise and lottery categories. Same store merchandise sales increased 3.4% for 2014, as compared to 2013. This increase was primarily in the cigarette and other tobacco and dairy categories.
Cost of goods sold for our retail segment decreased 1.2% to $1,671.5 million in the year ended December 31, 2014, compared to $1,691.3 million for 2013. This decrease was primarily due to the decrease in the average cost per gallon of 6.3%, for an average cost of $2.98 per gallon in 2014 when compared to an average cost of $3.18 per gallon in 2013, which was partially offset by an increase in fuel volumes.
Operating expenses increased 3.2% to $136.8 million in the year ended December 31, 2014, compared to $132.5 million in 2013. Operating expenses increased primarily due to an increase in salaries, maintenance and credit expenses in 2014, compared to the same period in 2013, resulting from our continued shift to large-format stores.
Retail Segment Operational Comparison of the Year Ended December 31, 2013 versus the Year Ended December 31, 2012
Contribution margin for the retail segment increased to $47.6 million, or 10.9% of our consolidated contribution margin, for the year ended December 31, 2013, versus $45.2 million, or 6.9% of our consolidated contribution margin, for 2012. The increase was primarily due to an increase in fuel margins in 2013, as compared to 2012, partially offset by a decline in merchandise margins. The increase in fuel margins is primarily attributable to decreased wholesale fuel costs, coupled with a less significant drop in retail prices.
Net sales for our retail segment for the year ended December 31, 2013 decreased 0.3% to $1,871.4 million from $1,877.8 million for 2012. This decrease was primarily due to a 2.9% decrease in the retail fuel price per gallon to an average price of $3.35 per gallon for 2013, as compared to an average price of $3.45 per gallon for 2012. The decrease in the retail fuel sales price was partially offset by an increase in retail fuel volumes and an increase in merchandise sales.
Retail fuel sales were 409.1 million gallons for the year ended December 31, 2013, compared to 404.6 million gallons for 2012. Same store retail fuel sales declined by 1.6% for 2013, as compared to 2012. Total fuel sales, including wholesale dollars, decreased 0.7% to $1,489.8 million in 2013. These decreases were primarily due to the decrease in the average price per gallon sold, partially offset by the increase in total gallons sold, as noted above.
Merchandise sales increased 0.9% to $381.7 million in the year ended December 31, 2013, compared to $378.2 million in 2012. The increase in merchandise sales was primarily due to an increase in cigarette and other tobacco, dairy, and candy categories, partially offset by declines in the beer and soft drink categories. Same store merchandise sales increased 0.6% for 2013, as compared to 2012. This increase was primarily in the cigarette, candy and snack categories.
Cost of goods sold for our retail segment decreased 0.8% to $1,691.3 million in the year ended December 31, 2013, compared to $1,704.6 million for 2012. This decrease was primarily due to the decrease in the average cost per gallon of 3.6%, for an average cost of $3.18 per gallon in 2013 when compared to an average cost of $3.30 per gallon in 2012, which was partially offset by an increase in fuel volumes.
Operating expenses increased 3.5% to $132.5 million in the year ended December 31, 2013, compared to $128.0 million for 2012. Operating expenses increased primarily due to an increase in advertising related to our loyalty program in 2013, as well as our continued shift to large-format stores.

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
During 2014, we renegotiated our credit facilities for Delek Logistics, MAPCO Express, Delek US, and Refining, and amended our Lion Oil term loan.  Each of these activities extended or enhanced our access to credit or working capital financing.
These various financing arrangements were negotiated at market rates and we believe that the expected cash flows from our operations will be sufficient to satisfy cash requirements related to our various financing arrangements for at least the next 12 months.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

	Year Ended December 31,
	2014	2013	2012
Cash Flow Data:
Cash flows provided by operating activities	$316.9	$102.5	$462.9
Cash flows used in investing activities	(289.4)	(244.2)	(159.2)
Cash flows provided by (used in) financing activities	16.6	(60.0)	72.1
Net increase (decrease) in cash and cash equivalents	$44.1	$(201.7)	$375.8
Cash Flows from Operating Activities
Net cash provided by operating activities was $316.9 million for the year ended December 31, 2014, compared to $102.5 million for 2013. The increase in cash flows from operations in 2014 compared to 2013 was primarily due to the increase in net income attributable to Holdings for 2014, which was $198.6 million, compared to $117.7 million in 2013, and decreases in inventory and other current assets and accounts receivable, primarily resulting from the sharp decline in crude oil and finished product prices in the fourth quarter of 2014. These were partially offset by decreases in accounts payable and the obligation under our supply and offtake agreement, also due to the decline in prices.
Net cash provided by operating activities was $102.5 million for the year ended December 31, 2013, compared to $462.9 million for 2012. The decrease in cash flows from operations in 2013 compared to 2012 was primarily due to the decrease in net income attributable to Holdings for 2013, which was $117.7 million, compared to $272.8 million in 2012 and increases in inventory and other current assets due to the building of inventory in anticipation of the January 2014 turnaround at the El Dorado refinery, partially offset by an increase in our obligation under the Supply and Offtake Agreement, which allows for the purchase of crude and refined products at the El Dorado refinery.
Cash Flows from Investing Activities
Net cash used in investing activities was $289.4 million for the year ended December 31, 2014, compared to $244.2 million in 2013. This increase was primarily due to an increase in our capital expenditures for 2014, as compared to 2013.
Cash used in investing activities for the year ended December 31, 2014 included our capital expenditures of approximately $256.9 million, of which $201.3 million was spent on projects in the refining segment, $26.2 million was spent in the retail segment, $7.0 million was spent in our logistics segment and $22.4 million was spent at the holding company level.
Net cash used in investing activities was $244.2 million for the year ended December 31, 2013, compared to $159.2 million in 2012. This increase was primarily due to an increase in our capital expenditures for 2013, as compared to 2012.
Cash used in investing activities for the year ended December 31, 2013 included our capital expenditures of approximately $222.3 million, of which $144.3 million was spent on projects in the refining segment, $37.9 million was spent in the retail segment, $5.1 million was spent in our logistics segment and $35.0 million was spent at the holding company level.

Cash Flows from Financing Activities
Net cash provided by financing activities was $16.6 million for the year ended December 31, 2014, compared to cash used of $60.0 million for 2013. The increase in cash provided by financing activities for 2014 primarily consisted of net borrowings under our revolving credit facilities of $102.5 million in 2014, compared to $71.3 million in 2013 and net borrowings under our term loans of $77.2 million, compared to net repayments of $23.2 million in 2013. The cash provided by these activities was partially offset by an increase in stock repurchases, to $74.7 million in 2014, compared to $37.9 million in 2013.
Net cash used in financing activities was $60.0 million for the year ended December 31, 2013, compared to cash provided of $72.1 million for 2012. The increase in net cash used in financing activities for 2013 primarily consisted of a stock repurchase in March 2013, an increase in our regular dividend rate and the payment of quarterly special dividends throughout 2013, and distributions paid to non-controlling interests in 2013. Cash provided by financing activities in 2012 included proceeds from the DKL Offering.

Cash Position and Indebtedness
As of December 31, 2014, our total cash and cash equivalents were $444.1 million and we had total indebtedness of approximately $589.7 million. Borrowing availability under our four separate revolving credit facilities was approximately $708.5 million and we had letters of credit issued of $102.7 million. We believe we were in compliance with our covenants in all debt facilities as of December 31, 2014.
See Note 10 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion of our third-party indebtedness.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the year ended December 31, 2014 were $256.9 million, of which approximately $201.3 million was spent in our refining segment, $26.2 million in our retail segment, $7 million in our logistics segment and $22.4 million at the holding company level. Our capital expenditure budget is approximately $218.1 million for 2015. The following table summarizes our actual and planned capital expenditures by operating segment and major category (in millions):

	Year Ended December 31,
	2015 Forecast	2014 Actual
Refining:
Sustaining maintenance, including turnaround activities	$58.6	$88.1
Regulatory	30.7	6.9
Discretionary projects	74.9	106.3
Refining segment total	164.2	201.3
Logistics:
Regulatory	2.0	0.5
Maintenance projects	11.7	4.1
Discretionary projects	7.1	2.4
Logistics segment total	20.8	7.0
Retail:
Sustaining maintenance	9.2	8.3
Growth/profit improvements	4.8	4.7
Retrofit/rebrand/re-image	3.2	1.9
Raze and rebuild/new/land(1)	—	11.3
Retail segment total	17.2	26.2
Corporate & Other
Growth/profit improvements	8.9	5.3
New builds(1)	7.0	17.1
Other total	15.9	22.4
Total capital spending	$218.1	$256.9

(1) Retail amounts exclude land and building costs on new store construction, which are included at the corporate level.
For the full year 2015, we plan to spend approximately $17.2 million in the retail segment, including $3.2 million to upgrade facilities and enhance our food offerings at existing stores. We spent $1.9 million on these projects in 2014. In addition, we plan to spend $4.8 million on other profit and growth improvements in existing stores in 2015.
We expect to spend approximately $30.7 million on regulatory projects in the refining segment in 2015. We spent $6.9 million on regulatory projects in 2014. In addition, we plan to spend approximately $58.6 million on maintenance projects and approximately $74.9 million for other discretionary projects in 2015. In 2015, we plan to spend $11.7 million on maintenance projects in the logistics segment, $7.1 million on discretionary projects and $2.0 million on regulatory projects. Of the total discretionary forecast for the logistics segment, $2.8 million relates to the addition of two loading lanes at the Tyler Terminal.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For further information, please refer to our discussion in Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Refining Segment
Our capital spending in the refining segment includes both the Tyler and El Dorado refineries.
Tyler, Texas Refinery
The next major turnaround at the Tyler refinery began in January 2015 and is expected to be completed in March 2015. The cost of the Tyler turnaround is estimated to be approximately $42.8 million, of which approximately $33.1 million is included in the 2015 forecast and the remainder was spent in 2014. Other major projects included in forecasted 2015 capital spending at the Tyler refinery are as follows:

•
Expansion Project: This project is being completed during the 2015 turnaround and will expand the crude nameplate capacity at the Tyler refinery by 15,000 bpd to 75,000 bpd. This expansion project is expected to cost approximately $70.3 million, of which approximately $50.9 million was spent during 2014.

•
Flare Gas Recovery Project: This project will modify the existing flare system to add recovery and scrubbing operations. The cost of this project is estimated to be approximately $31.5 million and we expect to spend $24.7 million on this project in 2015, with the remainder spent in 2014.

El Dorado, Arkansas Refinery

The El Dorado refinery completed a turnaround in February 2014 and the next planned turnaround is scheduled for 2019. The 2015 capital spending forecast for the El Dorado refinery includes $23.4 million in spending for increased crude oil off-take capacity by rail car.

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below as of December 31, 2014, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt, notes payable and capital lease obligations	$56.3	$124.0	$368.8	$40.6	$589.7
Interest(1)	20.5	31.7	21.0	23.7	96.9
Operating lease commitments(2)	20.8	37.5	29.1	64.6	152.0
Purchase commitments(3)	411.3	234.9	—	—	646.2
Transportation agreements(4)	56.3	122.1	119.1	92.8	390.3
Total	$565.2	$550.2	$538.0	$221.7	$1,875.1

(1)	Expected interest payments on debt outstanding under credit facilities in place at December 31, 2014. Floating interest rate debt is calculated using December 31, 2014 rates.

(2)	Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2014.

(3)
We have supply agreements to secure certain quantities of crude oil, finished product and other resources used in production at both fixed and market prices. We have estimated future payments under the market based agreements using current market rates.

(4)	Balances consist of contractual obligations under agreements with third parties for the transportation of crude oil to our refineries.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements through the date of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
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
We believe the accounting estimate related to the establishment of anticipated year-end LIFO inventory is a critical accounting estimate because it requires management to make assumptions about future production rates in the Tyler refinery, the future buying patterns of our customers, as well as numerous other factors beyond our control including the economic viability of the general economy, weather conditions, the availability of imports, the marketing of competitive fuels and government regulation. The impact of changes in actual performance versus these estimates could be material to the inventories reported on our quarterly balance sheets and the results reported in our quarterly statements of income could be material. In selecting assumed inventory levels, we use historical trending of production and sales, recognition of current market indicators of future pricing and value, and new regulatory requirements which might impact inventory levels. Management's assumptions require significant judgment because actual year-end inventory levels have fluctuated in the past and may continue to do so.
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
Property and equipment of retail stores we are closing are written down to their estimated net realizable value at the time we close such stores. Changes in market demographics, competition, economic conditions and other factors can impact the operations of certain locations. Cash flows vary from year to year, and we analyze regional market, division and store operations. As a result, we identified and recorded impairment charges of $0.1 million, $0.6 million and $0.9 million for closed stores in 2014, 2013 and 2012, respectively. Similar changes may occur in the future that will require us to record an impairment charge.

Goodwill and Potential Impairment
Goodwill is reviewed at least annually for impairment or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the operating segments to the estimated fair value of the reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We use a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values of the reporting units using a multiple of expected future cash flows such as those used by third party analysts. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions, competitive pressures on sales and margins, and other economic and industry factors beyond management's control, an impairment charge may be required. Our annual assessment of goodwill did not result in impairment during the years ended December 31, 2014, 2013 or 2012. Details of remaining goodwill balances by segment are included in Note 8 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Environmental Liabilities
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

New Accounting Pronouncements
See Note 2 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of new accounting pronouncements applicable to us.

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

We maintain, at both company-owned and third-party facilities, inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2014 and 2013, we held approximately 2.4 million and 2.3 million barrels, respectively, of crude and product inventories associated with the Tyler refinery valued under the LIFO valuation method with an average cost of $57.17 and $82.19 per barrel, respectively. At December 31, 2014 and 2013, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $0.3 million and $51.5 million, respectively. We refer to this excess as our LIFO reserve. At December 31, 2014 and 2013, we held approximately 3.9 million and 4.2 million barrels, respectively, of crude and product inventories associated with the El Dorado refinery valued under the FIFO valuation method with an average cost of $66.37 and $97.69 per barrel, respectively. In the year ended December 31, 2014, market prices declined to a level below the average cost of our inventories and we recorded a $50.1 million pre-tax write down of the carrying value of our inventory to the market value. Of the total write down, $35.4 million relates to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, should market prices recover.

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

The following table sets forth information relating to our open commodity derivative contracts as of December 31, 2014 ($ in millions).

	Total Outstanding		Notional Contract Volume (barrels) by Year of Maturity
Contract Description	Market Value	Notional Contract Volume (barrels)	2015	2016	2017
Contracts not designated as hedging instruments:
Crude oil price swaps - long	$52.4	3,757,250	907,000	2,850,250	—
Inventory, refined product and crack spread swaps - long	(31.5)	1,668,500	1,668,500	—	—
Inventory, refined product and crack spread swaps - short	25.7	1,231,000	1,231,000	—	—
Total	$46.6	6,656,750	3,806,500	2,850,250	—
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long	$(38.3)	2,954,400	100,000	—	2,854,400
Inventory, refined product and crack spread swaps - long	(1.5)	270,000	270,000	—	—
Inventory, refined product and crack spread swaps - short	29.5	1,288,000	1,288,000	—	—
Total	$(10.3)	4,512,400	1,658,000	—	2,854,400
Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled $496.5 million as of December 31, 2014. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2014 would be to change interest expense by $5.0 million.

We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that any interest rate derivatives held would reduce our exposure to short-term interest rate movements. As of both December 31, 2014 and 2013, we had floating-to-fixed interest rate derivative agreements in place for notional amounts of $205.0 million. The estimated fair value of our interest rate derivative liability was $0.9 million and $2.7 million as of December 31, 2014 and 2013, respectively. In accordance with ASC 815, we recorded an expense representing cash settlements and changes in estimated fair value of the interest rate derivative agreements of $0.4 million, $0.4 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2014, we maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which is included in the section beginning on page F-1.

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Dividend Declaration

On February 23, 2015, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on March 10, 2015 to shareholders of record on March 24, 2015.

2015 Annual Bonus Plan

On February 24, 2015, our Compensation Committee approved an Annual Incentive Plan for the 2015 fiscal year (the “2015 Bonus Plan”). Payment of awards under the 2015 Bonus Plan will primarily be based on the Company’s earnings per share performance for the year ending December 31, 2015 as such may be adjusted by the Compensation Committee for certain non-cash gains or losses (“Adjusted EPS”).

Under the 2015 Bonus Plan, no annual bonuses will be paid to our executive officers unless the Company’s Adjusted EPS for the year ending December 31, 2015 equals or exceeds $1.00. If the Company’s Adjusted EPS equals or exceeds $1.00, the 2015 Bonus Plan is fully funded and the Compensation Committee may further evaluate the Company’s relative performance and exercise downward discretion under the formula below:

•
Financial Performance. The Compensation Committee expects to attribute 60% of its evaluation to the Company’s financial performance under a matrix similar to the one used in determining annual bonuses for the fiscal year ended December 31, 2014.

•
Refinery Safety. The Compensation Committee expects to attribute 20% of its evaluation, apportioned equally, to each of (i) the Company’s performance in refinery safety as measured by the Company’s total recordable incident rate and (ii) Tier I and II events at company refining facilities under the OSHA Process Safety Management standard.

•
Refinery Utilization. The Compensation Committee expects to attribute the remaining 20% of its evaluation to the Company’s performance in refinery utilization as compared to utilization statistics published by the United States Department of Energy and United States Energy Information Administration.

Yemin 2015 Long-Term Incentive Grant

On February 24, 2015, our Compensation Committee approved a long-term incentive award (the “Yemin Grant”) to Ezra Uzi Yemin, our Chief Executive Officer. The Yemin Grant will be made under our 2006 Long-Term Incentive Plan, as amended, on March 10, 2015 and has two components: (i) time-based restricted stock units having a grant date fair value of $1.5 million (the “Time-Based Award”) and (ii) an equal quantity of performance-based shares assuming target performance (the “Performance Award”). The Time-Based Award will vest quarterly in equal amounts through March 10, 2018 (provided the initial installment that would otherwise vest on June 10, 2015, will instead vest on September 10, 2015, simultaneously with the second installment) and is conditioned upon Mr. Yemin’s continued employment at the time of vesting. The Performance Award is subject to a performance period beginning January 1, 2015 and ending December 31, 2017. The Performance Award vests at the end of the performance period and is based solely on our total shareholder return relative to the performance of our peer group as described in our definitive Proxy Statement filed with the SEC on April 7, 2014. Mr. Yemin may earn from 0% to 200% of the Performance Award based on the Company's performance over the course of the performance period.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board Governance Guidelines, our charters for our Audit, Compensation, Nominating and Corporate Governance and Environmental, Health and Safety Committees and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekUS.com, under the "About Us - Corporate Governance" caption. A copy of any of these documents will be mailed upon request made to Investor Relations, Delek US Holdings, Inc. or ir@delekus.com. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekUS.com, under the "Investor Relations" caption, promptly following the date of any such amendment or waiver.

The information required by Item 401 of Regulation S-K regarding directors will be included under "Election of Directors" in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 5, 2015 (the "Definitive Proxy Statement"), and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are the fees paid for the services of Ernst & Young LLP:

	December 31,
	2014	2013
Audit Fees (1)	$2,010,205	$2,983,285
Audit-related fees (2)	204,862	142,229
Tax fees (3)	124,340	122,630
Total	$2,339,407	$3,248,144

(1)
Audit fees consisted of services rendered to us or certain of our subsidiaries. Such audit services include audits of our consolidated financial statements and internal control over financial reporting, reviews of our quarterly financial statements, and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2014 and December 31, 2013 regardless of when the fees and expenses were paid.

(2)
Fees for audit-related matters billed in 2014 and 2013 primarily consisted of agreed upon procedures related to acquisition due diligence, procedures related to regulatory filings of our parent companies, and consultations on various accounting and reporting areas.

(3)	Fees for tax services billed in 2014 and 2013 consisted primarily of consultation on various tax matters related to us and our subsidiaries and certain tax compliance related activities.

The Audit Committee has considered and determined that the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.

Pre-Approval Policies and Procedures.  In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During 2014, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Certain Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements. The accompanying Index to Financial Statements and Schedule on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

2.	List of Financial Statement Schedules:
Schedule I - Condensed financial information of Registrant as of December 31, 2014, 2013 and 2012

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

3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on August 8, 2013).
3.2		Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on August 7, 2014).
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).
4.2
Registration Rights Agreement, dated April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.1	*	Employment Agreement, dated November 1, 2013, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on March 3, 2014).
10.1(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 9, 2013).
10.1(b)	*	Subscription Agreement, dated December 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.1(b) to the Company's Form 10-K filed on March 3, 2014).
10.2	*
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

10.6(f)	*
Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 7, 2014).

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

10.9
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on November 14, 2012).

10.10	*	Employment Agreement, dated July 1, 2011, by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 9, 2011).
10.10(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Assaf Ginzburg (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 9, 2013).
10.11	*
Employment Agreement, dated as of November 1, 2011, by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed on March 14, 2012).

10.11(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Frederec Green (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on May 9, 2013).
10.12
Stock Repurchase Agreement, dated March 12, 2013, between Delek US Holdings, Inc. and Delek Hungary Holding Limited Liability Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 18, 2013).

10.13	*	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K filed on March 14, 2012).
10.13(a)	*
Separation of Employment / General Release, dated January 18, 2013, by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.15(a) to the Company's Form 10-K filed on March 12, 2013).

10.14	*
Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Harry P. (Pete) Daily (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed on March 14, 2012).

10.15	*	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Kent B. Thomas (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed on March 14, 2012).
10.16	‡
Amended and Restated Master Supply and Offtake Agreement, dated December 23, 2013, by and among J. Aron & Company, Lion Oil Company, and Lion Oil Trading & Transportation, LLC (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K/A filed on June 26, 2014).

10.17
Amended and Restated Financing Agreement, dated December 18, 2013, among Lion Oil Company as borrower, certain subsidiaries of Lion Oil Company named therein as guarantors, Bank Hapoalim B.M. as collateral agent and lender, and Israel Discount Bank of New York as lender (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 20, 2013).

10.17(a)
Amendment No. 1 to Amended and Restated Financing Agreement and Amendment No. 1 to Amended and Restated Parent Guaranty, dated June 23, 2014, among Lion Oil Company as borrower, certain subsidiaries of Lion Oil Company named therein as guarantors, Bank of Hapoalim B.M. as collateral agent and lender, Israel Discount Bank of New York as lender and Fifth Third Bank as lender (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 7, 2014).

10.18
Amended and restated asset-backed revolving credit agreement dated January 16, 2014 by and between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Bank, National Association as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 8, 2014).

10.19
El Dorado Throughput and Tankage Agreement, executed as of February 10, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 14, 2014).

10.20
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

10.21
Third Amended and Restated Credit Agreement, dated May 6, 2014, between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent and a lender, Bank of America, N.A., as co-syndication Agent and a lender, BMO Capital Markets, as joint lead arranger and co-syndication agent, Regions Business Capital, as co-syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on August 7, 2014).

10.22		Employment letter between Delek US Holdings, Inc. and Mark D. Smith dated April 22, 2014 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on August 7, 2014).

10.23
Employment Agreement, dated November 6, 2012, by and between Delek US Holdings, Inc. and Dan L. Gordon (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 6, 2014).

10.24
Second Amended and Restated Credit Agreement, dated as of December 30, 2014, among Delek Logistics Partners, LP and each other borrower referenced therein, as borrowers, Fifth Third Bank, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 6, 2015).

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
101
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Delek US Holdings, Inc.

Consolidated Financial Statements
As of December 31, 2014 and 2013 and
For Each of the Three Years Ended December 31, 2014, 2013 and 2012

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Delek US Holdings, Inc.

We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Delek US Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Delek US Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Delek US Holdings, Inc. and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Delek US Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek US Holdings, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 26, 2015

Delek US Holdings, Inc.
Consolidated Balance Sheets

	December 31,
	2014	2013
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$444.1	$400.0
Accounts receivable	197.0	250.5
Inventory	469.6	672.3
Other current assets	136.7	94.3
Total current assets	1,247.4	1,417.1
Property, plant and equipment:
Property, plant and equipment	1,958.4	1,678.4
Less: accumulated depreciation	(509.6)	(405.2)
Property, plant and equipment, net	1,448.8	1,273.2
Goodwill	73.9	73.9
Other intangibles, net	16.2	17.4
Other non-current assets	105.1	58.8
Total assets	$2,891.4	$2,840.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$477.0	$602.0
Current portion of long-term debt and capital lease obligations	56.4	33.7
Obligation under Supply and Offtake Agreement	200.9	331.0
Accrued expenses and other current liabilities	122.9	113.4
Total current liabilities	857.2	1,080.1
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	533.3	376.6
Environmental liabilities, net of current portion	8.5	9.2
Asset retirement obligations	9.2	8.5
Deferred tax liabilities	266.3	220.0
Other non-current liabilities	18.5	25.6
Total non-current liabilities	835.8	639.9
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 60,637,525 shares and 60,229,107 shares issued at December 31, 2014 and 2013, respectively	0.6	0.6
Additional paid-in capital	395.1	384.5
Accumulated other comprehensive loss	(12.6)	(4.0)
Treasury stock, 3,365,561 and 1,000,000 shares, at cost, as of December 31, 2014 and 2013, respectively.	(112.6)	(37.9)
Retained earnings	731.2	591.8
Non-controlling interest in subsidiaries	196.7	185.4
Total stockholders’ equity	1,198.4	1,120.4
Total liabilities and stockholders’ equity	$2,891.4	$2,840.4
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(In millions, except share and per share data)
Net sales	$8,324.3	$8,706.8	$8,726.7
Operating costs and expenses:
Cost of goods sold	7,315.2	7,880.7	7,708.2
Operating expenses	398.8	387.4	363.3
General and administrative expenses	133.4	111.2	99.7
Depreciation and amortization	111.5	89.8	82.5
Other operating income, net	(1.1)	—	(0.1)
Total operating costs and expenses	7,957.8	8,469.1	8,253.6
Operating income	366.5	237.7	473.1
Interest expense	40.6	37.7	45.7
Interest income	(0.8)	(0.3)	(0.2)
Other income, net	(0.9)	(6.3)	—
Total non-operating expenses, net	38.9	31.1	45.5
Income before income taxes	327.6	206.6	427.6
Income tax expense	101.6	70.9	151.6
Net income	226.0	135.7	276.0
Net income attributed to non-controlling interest	27.4	18.0	3.2
Net income attributable to Delek	$198.6	$117.7	$272.8
Basic & diluted earnings per share:
Basic	$3.38	$1.99	$4.65
Diluted	$3.35	$1.96	$4.57
Weighted average common shares outstanding:
Basic	58,780,947	59,186,921	58,719,968
Diluted	59,355,120	60,047,138	59,644,798
Dividends declared per common share outstanding	$1.00	$0.95	$0.60
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net income attributable to Delek	$198.6	$117.7	$272.8
Other comprehensive (loss) income:
Net loss on derivative instruments, net of tax benefit of $4.0, $2.9, and $0.7 for years ended December 31, 2014, 2013 and 2012, respectively, and net of ineffectiveness of $6.3, $(2.5) and $(0.8) for the years ended December 31, 2014, 2013 and 2012, respectively.	(8.3)	(4.4)	(1.4)
Foreign currency translation	(0.3)	—	—
Comprehensive income	$190.0	$113.3	$271.4

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
		(In millions, except share and per share data)
Balance at	December 31, 2011	58,036,427	$0.6	$356.9	$1.8	$294.1	—	$—	$0.2	$653.6
Net income		—	—	—	—	272.8	—	—	3.2	276.0
Unrealized loss on cash flow hedges, net of deferred income tax benefit of $0.7 million and ineffectiveness of $(0.8) million		—	—	—	(1.4)	—	—	—	—	(1.4)
Common stock dividends ($0.60 per share)		—	—	—	—	(35.5)	—	—	—	(35.5)
Equity-based compensation expense		—	—	6.1	—	—	—	—	0.1	6.2
Net proceeds from issuance of common units - Delek Logistics		—	—	—	—	—	—	—	175.5	175.5
Acquisition of non-controlling interest in subsidiaries		—	—	(3.8)	—	—	—	—	(0.3)	(4.1)
Income tax benefit of equity-based compensation expense		—	—	9.2	—	—	—	—	—	9.2
Taxes paid due to the net settlement of equity-based compensation		—	—	(8.2)	—	—	—	—	—	(8.2)
Exercise of equity-based awards		1,583,121	—	6.7	—	—	—	—	—	6.7
Balance at	December 31, 2012	59,619,548	$0.6	$366.9	$0.4	$531.4	—	$—	$178.7	$1,078.0

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
		(In millions, except share and per share data)
Balance at	December 31, 2012	59,619,548	$0.6	$366.9	$0.4	$531.4	—	$—	$178.7	$1,078.0
Net income		—	—	—	—	117.7	—	—	18.0	135.7
Unrealized loss on cash flow hedges, net of deferred income tax benefit of $2.9 million and ineffectiveness of $(2.5) million		—	—	—	(4.4)	—	—	—	—	(4.4)
Common stock dividends ($0.95 per share)		—	—	—	—	(57.3)	—	—	—	(57.3)
Equity-based compensation expense		—	—	13.1	—	—	—	—	1.9	15.0
Distribution to non-controlling interest		—	—	—	—	—	—	—	(13.2)	(13.2)
Purchase of common stock		—	—	—	—	—	(1,000,000)	(37.9)	—	(37.9)
Income tax benefit of equity-based compensation expense		—	—	5.9	—	—	—	—	—	5.9
Taxes paid due to the net settlement of equity-based compensation		—	—	(2.5)	—	—	—	—	—	(2.5)
Exercise of equity-based awards		609,559	—	1.1	—	—	—	—	—	1.1
Balance at	December 31, 2013	60,229,107	$0.6	$384.5	$(4.0)	$591.8	(1,000,000)	$(37.9)	$185.4	$1,120.4

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
		(In millions, except share and per share data)
Balance at	December 31, 2013	60,229,107	$0.6	$384.5	$(4.0)	$591.8	(1,000,000)	$(37.9)	$185.4	$1,120.4
Net income		—	—	—	—	198.6	—	—	27.4	226.0
Unrealized loss on cash flow hedges, net of deferred income tax benefit of $4.0 million and ineffectiveness of $6.3 million		—	—	—	(8.3)	—	—	—	—	(8.3)
Common stock dividends ($1.00 per share)		—	—	—	—	(59.2)	—	—	—	(59.2)
Equity-based compensation expense		—	—	12.9	—	—	—	—	1.0	13.9
Distribution to non-controlling interest		—	—	—	—	—	—	—	(17.1)	(17.1)
Purchase of common stock		—	—	—	—	—	(2,365,561)	(74.7)	—	(74.7)
Income tax benefit from equity-based compensation expense		—	—	1.8	—	—	—	—	—	1.8
Taxes paid due to the net settlement of equity-based compensation		—	—	(5.2)	—	—	—	—	—	(5.2)
Exercise of equity-based awards		408,418	—	1.1	—	—	—	—	—	1.1
Foreign currency translation		—	—	—	(0.3)	—	—	—	—	(0.3)
Balance at	December 31, 2014	60,637,525	$0.6	$395.1	$(12.6)	$731.2	(3,365,561)	$(112.6)	$196.7	$1,198.4

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:	(In millions, except per share data)
Net income	$226.0	$135.7	$276.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111.5	89.8	82.5
Amortization of deferred financing costs	4.6	6.5	4.7
Accretion of asset retirement obligations	0.6	0.6	0.8
Amortization of unfavorable contract liability	(2.7)	(2.6)	(0.7)
Deferred income taxes	38.8	44.8	25.2
(Gain) loss on disposal of assets	(1.1)	1.6	(0.1)
Equity-based compensation expense	13.9	15.0	6.2
Income tax benefit of equity-based compensation	(1.8)	(5.9)	(9.2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	55.4	5.8	20.5
Inventories and other current assets	217.0	(252.6)	43.5
Market value of derivatives	(59.9)	(8.8)	1.1
Accounts payable and other current liabilities	(117.3)	50.3	39.3
Obligation under Supply and Offtake Agreement	(130.1)	45.8	(13.4)
Non-current assets and liabilities, net	(38.0)	(23.5)	(13.5)
Net cash provided by operating activities	316.9	102.5	462.9
Cash flows from investing activities:
Business combinations	(33.8)	(23.2)	(23.3)
Purchase of non-controlling interest in subsidiaries	—	—	(4.1)
Purchases of property, plant and equipment	(256.9)	(222.3)	(132.0)
Proceeds from sales of assets	1.3	1.3	0.2
Net cash used in investing activities	(289.4)	(244.2)	(159.2)
Cash flows from financing activities:
Proceeds from long-term revolvers	1,097.7	735.2	713.6
Payments on long-term revolvers	(995.2)	(663.9)	(650.3)
Proceeds from term debt	107.4	70.9	9.3
Payments on term debt and capital lease obligations	(30.2)	(94.1)	(76.5)
Payments of notes payable to related party	—	—	(66.5)
Proceeds from exercise of stock options	1.1	1.1	6.7
Proceeds from issuance of common units - Delek Logistics	—	—	175.5
Taxes paid due to the net settlement of equity-based compensation	(5.2)	(2.5)	(8.2)
Income tax benefit of equity-based compensation	1.8	5.9	9.2
Repurchase of common stock	(74.7)	(37.9)	—
Distribution to non-controlling interest	(17.1)	(13.2)	—
Dividends paid	(59.2)	(57.3)	(35.5)
Deferred financing costs paid	(9.8)	(4.2)	(5.2)
Net cash provided by (used in) financing activities	16.6	(60.0)	72.1
Net increase (decrease) in cash and cash equivalents	44.1	(201.7)	375.8
Cash and cash equivalents at the beginning of the period	400.0	601.7	225.9
Cash and cash equivalents at the end of the period	$444.1	$400.0	$601.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $1.5 million, $1.0 million and $0.3 million in the 2014, 2013 and 2012, respectively.	$37.1	$31.3	$40.7
Income taxes	$111.7	$73.7	$111.3

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Notes to Consolidated Financial Statements
1. General
Delek US Holdings, Inc. is the sole shareholder or owner of membership interests of Delek Refining, Inc. ("Refining"), Delek Finance, Inc., Delek Marketing & Supply, LLC, Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, Inc., Delek Logistics Services Company, MAPCO Express, Inc. ("MAPCO Express"), MAPCO Fleet, Inc., NTI Investments, LLC, GDK Bearpaw, LLC, Delek Helena, LLC, Commerce Way Insurance Company, Inc., Delek Land Holdings, LLC and Delek Transportation, LLC. Unless otherwise indicated or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. Delek is listed on the New York Stock Exchange under the symbol "DK."

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

Reclassifications
Certain prior period amounts have been reclassified in order to conform to the current year presentation. For example, our December 31, 2013 balance sheet has been adjusted to increase goodwill by $1.2 million, offset by a corresponding decrease to property, plant and equipment, due to the finalization of the purchase price allocation of our Hopewell Pipeline (as defined in Note 4 below). These reclassifications had no effect on net income or shareholders' equity as previously reported.

Segment Reporting
Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views operating results in primarily three segments: refining, logistics and retail. As of December 31, 2014, the refining segment operated high conversion, independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") and biodiesel facilities in Cleburne, Texas and Crossett, Arkansas. The logistics segment owns and operates crude oil and refined products logistics and marketing assets. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of 365 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 12.

Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, multi-national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with a term of three months or less are considered to be cash equivalents. As of December 31, 2014 and 2013, these cash equivalents consisted primarily of bank certificates of deposit and bank money market accounts, as well as overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.

Accounts Receivable
Accounts receivable primarily consists of receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of a nominal amount as of both December 31, 2014 and 2013, respectively.
No customer accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2014 or 2013. No customers accounted for more than 10% of consolidated net sales for the years ended December 31, 2014, 2013 or 2012.

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
One vendor in the refining segment and a second vendor used by both the refining and retail segments accounted for a total of 32.9%, 25.0% and 24.2% of our consolidated inventory purchases during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Other Intangible Assets
Delek has intangible assets consisting of long-term supply contracts, non-compete agreements, trademarks, capacity contracts and rights of way. We amortize the definite-lived intangible assets on straight-line bases over the estimated useful lives of three to 11.5 years. The amortization expense is included in depreciation and amortization on the accompanying consolidated statements of income.

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
Property and equipment of retail stores identified for closing are written down to their estimated net realizable value at the time such stores are closed. Delek analyzes regional market, division and store operations for changes in market demographics, competition, economic conditions and other factors, including the variability of cash flow. As a result, we identified and recorded impairment charges of $0.1 million, $0.6 million and $0.9 million for closed stores in 2014, 2013 and 2012, respectively. Similar changes may occur in the future that will require us to record an impairment charge.

Capitalized Interest
Delek capitalizes interest on capital projects associated with the refining segment and with the construction related to the new "prototype" stores being built in the retail segment. For the years ended December 31, 2014, 2013 and 2012, interest of $1.5 million, $1.0 million and $0.3 million, respectively, was capitalized relating to these projects.

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

Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek's goodwill, all of which was acquired in various purchase business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If a reporting unit's carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit's goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Our annual assessment of goodwill did not result in impairment during the years ended December 31, 2014, 2013 or 2012.

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
Delek applies the provisions of ASC 820, Fair Value Measurements and Disclosure ("ASC 820") in its presentation and disclosures regarding fair value, which pertain to certain financial assets and liabilities measured at fair value in the balance sheet on a recurring basis. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. See Note 13 for further discussion.
Delek also applies the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of December 31, 2014 or 2013, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.

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
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations is as follows (in millions):

	December 31,
	2014	2013
Beginning balance	$8.5	$8.3
Liabilities identified	0.2	0.2
Liabilities settled	(0.1)	(0.6)
Accretion expense	0.6	0.6
Ending balance	$9.2	$8.5
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

Cost of Goods Sold and Operating Expenses
For the retail segment, cost of goods sold comprises the costs of specific products sold. Operating expenses include costs such as wages of employees at the stores, lease expense for the stores, utility expense for the stores and other costs of operating the stores. For the refining segment, cost of goods sold includes all the costs of crude oil, feedstocks and external costs. Operating expenses include the costs associated with the actual operations of the Tyler and El Dorado refineries and biodiesel facilities. For the logistics segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned terminals, terminalling expense at third-party locations and pipeline maintenance costs.

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

Advertising Costs
Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the years ended December 31, 2014, 2013 and 2012 was $3.6 million, $4.0 million and $3.4 million, respectively.

Operating Leases
Delek leases land, buildings and various equipment under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. Some of these lease arrangements include fixed rental rate increases, while others include rental rate increases based upon such factors as changes, if any, in defined inflationary indices.
In accordance with ASC 840-20, Leases - Operating Leases, for all leases that include fixed rental rate increases, Delek calculates the total rent expense for the entire lease period, considering renewals for all periods for which failure to renew the lease imposes economic penalty, and records rental expense on a straight-line basis in the accompanying consolidated statements of income.

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

Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2014	2013	2012
Weighted average common shares outstanding	58,780,947	59,186,921	58,719,968
Dilutive effect of equity instruments	574,173	860,217	924,830
Weighted average common shares outstanding, assuming dilution	59,355,120	60,047,138	59,644,798
Outstanding equity awards totaling 1,867,368, 1,226,038 and 1,344,825 common share equivalents were excluded from the diluted earnings per share calculation for the years ended December 31, 2014, 2013 and 2012, respectively. These share equivalents did not have a dilutive effect under the treasury stock method.

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

Comprehensive Income
For the years ended December 31, 2014, 2013 and 2012, comprehensive income includes net income and changes in the fair value of derivative instruments designated as cash flow hedges and foreign currency translation adjustments.

New Accounting Pronouncements
In May 2014, the FASB issued guidance regarding “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period, and can be adopted either retrospectively to each prior reporting period presented using a practical expedient as allowed by the new guidance or retrospectively with a cumulative effect adjustment to retained earnings as of the date of initial application. Early adoption is not permitted. We are currently evaluating the effect that adopting this new standard will have on our consolidated financial statements and related disclosures.
On January 1, 2014 we adopted guidance issued by the Financial Accounting Standards Board ("FASB") regarding "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This guidance requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The adoption of this guidance did not materially affect our business, financial position or results of operations.

3. Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to Delek’s refining and marketing operations. As of December 31, 2014, we owned a 59.9% limited partner interest in Delek Logistics, and a 95.8% interest in Logistics GP, which owns both the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek's partnership interest in Delek Logistics includes 2,799,258 common units, 11,999,258 subordinated units and 494,197 general partner units.
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
Delek Logistics is a variable interest entity as defined under GAAP and is consolidated into our consolidated financial statements. With the exception of affiliate balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of December 31, 2014 and 2013, as presented below, are included in the consolidated balance sheets of Delek.

	December 31,
	2014	2013
	(In millions)
ASSETS
Cash and cash equivalents	$1.9	$0.9
Accounts receivable	28.0	29.0
Inventory	10.3	17.5
Other current assets	0.8	0.3
Net property, plant and equipment	240.5	224.5
Goodwill	11.7	11.7
Intangible assets, net	11.3	12.4
Other non-current assets	7.4	5.0
Total assets	$311.9	$301.3
LIABILITIES AND EQUITY
Accounts payable	$18.2	$26.0
Accounts payable to related parties	0.6	1.5
Accrued expenses and other current liabilities	11.8	12.2
Revolving credit facility	251.8	164.8
Asset retirement obligations	3.3	3.1
Deferred tax liabilities	0.2	0.3
Other non-current liabilities	5.9	6.2
Equity	20.1	87.2
Total liabilities and equity	$311.9	$301.3

4. Acquisitions

Trucking Asset Acquisition

On December 17, 2014, Delek Logistics purchased 100% of the assets of Frank Thompson Transport, Inc. ("FTT"). FTT is a transport company that primarily hauls crude oil and refined products by transport truck. The assets purchased include approximately 120 trucks and 200 trailers (the "FTT Assets"). The aggregate purchase price of the FTT Assets was approximately $11.6 million, of which $0.5 million has been allocated to working capital and $11.1 million has been preliminarily allocated to property, plant and equipment, which is subject to change during the purchase price allocation period.
Mount Pleasant Acquisition
On October 1, 2014, Delek Logistics purchased (i) a light products terminal in Mount Pleasant, Texas (the "Mount Pleasant Terminal"), (ii) a light products storage facility in Greenville, Texas (the "Greenville Storage Facility") and (iii) a 76-mile pipeline connecting the locations (the "Greenville-Mount Pleasant Pipeline"). The Mount Pleasant Terminal, the Greenville Storage Facility and the Greenville-Mount Pleasant Pipeline are hereinafter collectively referred to as the "Greenville-Mount Pleasant Assets." Delek Logistics acquired the Greenville-Mount Pleasant Assets from an affiliate of Magellan Midstream Partners, L.P. to complement our existing assets and provide enhanced logistical capabilities. The Mount Pleasant Terminal consists of approximately 200,000 barrels of light product storage capacity, three truck loading lanes and ethanol blending capability. The Greenville Storage Facility has approximately 325,000 barrels of storage capacity and is connected to the Explorer Pipeline System. The aggregate purchase price was approximately $11.1 million in cash, of which $1.1 million and $10.0 million has been allocated to inventory and property, plant and equipment, respectively. The property, plant and equipment valuation is subject to change during the purchase price allocation period.
Crossett Biodiesel Facility Acquisition

On January 2, 2014, we purchased a biodiesel plant in Crossett, Arkansas (the "Crossett Facility") from Pinnacle Biofuels, Inc. for approximately $11.1 million, of which $11.0 million and $0.1 million has been allocated to property, plant and equipment and inventory, respectively. The Crossett Facility has a production capacity of approximately 10.0 million gallons per year and produced biodiesel exclusively for Delek under a tolling agreement prior to this acquisition.
Helena Acquisition

On December 31, 2013, we purchased a 149-mile pipeline and terminal from an affiliate of Enterprise Product Partners L.P. for $5.0 million. The pipeline is a 10-inch diameter pipe that connects El Dorado, Arkansas to Helena, Arkansas (the "Helena Pipeline"). The terminal is located on the Mississippi River in Helena, Arkansas, contains a dock, and can be used for crude oil or finished products (the "Helena Terminal" and together with the Helena Pipeline, the "Helena Assets"). The Helena Assets are currently out of service and will require capital investment to be restored to working order. This purchase gives us rights of way that terminates in El Dorado, Arkansas, and offers flexibility to increase crude access and light product outlets for the El Dorado refinery.
The allocation of the aggregate purchase price of the Helena Assets as of December 31, 2014 is summarized as follows (in millions):

Property, plant and equipment	$1.0
Intangible assets	4.0
$5.0
North Little Rock Acquisition
On October 24, 2013, we purchased a refined product terminal in Little Rock, Arkansas from Enterprise Refined Products Pipeline Company LLC. The aggregate purchase price was approximately $7.2 million, including $2.2 million in refined product inventory. The remainder of the purchase price was allocated to property, plant and equipment.
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

Pipeline and the Big Sandy Pipeline are referred to as the "Tyler-Big Sandy Pipeline"). The aggregate purchase price was approximately $5.7 million.
The allocation of the aggregate purchase price of the Hopewell Pipeline as of December 31, 2014 is summarized as follows (in millions):

Property, plant and equipment	$3.5
Goodwill (all is expected to be deductible for tax purposes)	1.2
Intangible assets	1.0
$5.7
Beacon Acquisition
On January 10, 2013, we purchased a biodiesel plant in Cleburne, Texas, involved in the production of biodiesel fuels and related activities, from Beacon Energy (Texas) Corp. The aggregate purchase price was approximately $5.3 million, which has been allocated to property, plant and equipment.

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
Carrying value of inventories consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Refinery raw materials and supplies	$158.8	$250.9
Refinery work in process	26.5	58.6
Refinery finished goods	235.1	299.2
Retail fuel	10.9	19.2
Retail merchandise	28.0	26.9
Logistics refined products	10.3	17.5
Total inventories	$469.6	$672.3

In the year ended December 31, 2014, market prices declined to a level below the average cost of our inventories and we recorded a $50.1 million pre-tax write down of the carrying value of our inventory to the market value. Of the total write down, $35.4 million related to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, should market prices recover.
At December 31, 2014 and December 31, 2013, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $0.3 million and $51.5 million, respectively. There were increases of $6.4 million, $0.3 million and $1.1 million to costs of goods sold during the years ended December 31, 2014, 2013 and 2012, respectively, as a result of the liquidation of LIFO inventories.

6. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Master Supply and Offtake Agreement (the "Supply and Offtake Agreement") with J. Aron & Company ("J. Aron"). Throughout the term of the Supply and Offtake Agreement, which was amended on December 23, 2013 to expire on April 30, 2017, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 bpd of crude to the El Dorado refinery. J. Aron purchases virtually all crude oil and refined products at monthly average prices as Lion Oil needs the materials for refining processes or sale to third parties. These daily purchases and sales are made using provisional prices and are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a (payable) receivable related to this monthly settlement of $(4.9) million and $18.2 million as of December 31, 2014 and 2013, respectively. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
While title to the inventories will reside with J. Aron, this arrangement will be accounted for as a product financing arrangement. Delek incurred fees payable to J. Aron of $10.5 million and $10.0 million during the year ended December 31, 2014 and 2013, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the Supply and Offtake Agreement on April 30, 2017 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At December 31, 2014, Delek had 3.2 million barrels of inventory consigned for J. Aron and we have recorded liabilities associated with this consigned inventory of $200.9 million in the condensed consolidated balance sheet.

7.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2014	2013
Land	$94.9	$86.1
Building and building improvements	266.0	255.0
Refinery machinery and equipment	771.4	641.4
Pipelines and terminals	266.2	204.6
Retail store equipment and site improvements	187.4	158.3
Refinery turnaround costs	112.0	55.1
Other equipment	77.8	58.4
Construction in progress	182.7	219.5
	1,958.4	1,678.4
Less: accumulated depreciation	(509.6)	(405.2)
	$1,448.8	$1,273.2

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the years ended December 31, 2014 and 2013 are as follows (in millions):

	As of and For the Year Ended December 31, 2014
	Refining(1)	Logistics(1)	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$1,098.1	$293.5	$511.9	$54.9	$1,958.4
Less: Accumulated depreciation	(252.9)	(53.0)	(194.5)	(9.2)	(509.6)
Property, plant and equipment, net	$845.2	$240.5	$317.4	$45.7	$1,448.8
Depreciation expense	$63.5	$13.6	$28.5	$4.6	$110.2

	As of and For the Year Ended December 31, 2013
	Refining(1)	Logistics(1)	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$893.3	$264.1	$477.6	$43.4	$1,678.4
Less: Accumulated depreciation	(192.7)	(39.6)	(168.4)	(4.5)	(405.2)
Property, plant and equipment, net	$700.6	$224.5	$309.2	$38.9	$1,273.2
Depreciation expense	$44.3	$12.6	$25.2	$3.4	$85.5

(1)	In conjunction with the El Dorado Acquisition, we have reclassified certain operating segments. The certain assets previously operated by our refining segment were contributed to Delek Logistics.

8.  Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Goodwill acquired in a purchase business combination is recorded at fair value and is not amortized. Delek's goodwill relates to its retail and logistics segments only. As of December 31, 2014, our accumulated goodwill impairment losses were $20.4 million, all of which related to our retail segment.

Delek performs an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2014, 2013 and 2012. In our retail segment, this review was performed on reporting units at a level below our reportable segment level. In our logistics segment, our review was done at the original west Texas operations level of the segment. We performed a discounted cash flows test to test for value of each of our reporting units. We use a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values of the reporting units using a multiple of expected future cash flows such as those used by third party analysts. In December 31, 2014, 2013 and 2012, the annual impairment review resulted in the determination that no impairment of goodwill had occurred.

A summary of our goodwill accounts in our retail and logistics segments are as follows (in millions):

		Retail	Logistics	Total
Balance,	December 31, 2011	$62.2	$7.5	$69.7
Acquisitions		—	3.0	3.0
Balance,	December 31, 2012	62.2	10.5	72.7
Acquisitions		—	1.2	1.2
Balance,	December 31, 2013	62.2	11.7	73.9
Balance,	December 31, 2014	$62.2	$11.7	$73.9

9.  Other Intangible Assets

A summary of our identifiable intangible assets are as follows (in millions):

As of December 31, 2014	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Supply contracts	11.5 years	$12.2	$(8.9)	$3.3
Trademarks	4 years	0.7	(0.7)	—
Non-compete Agreements	3-10 years	1.3	(1.3)	—
Capacity contract	8 years	9.3	(8.5)	0.8
Intangible assets not subject to amortization:
Rights-of-Way	Indefinite	12.1	—	12.1
Total		$35.6	$(19.4)	$16.2

As of December 31, 2013	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Supply contracts	11.5 years	$12.2	$(7.9)	$4.3
Trademarks	4 years	0.7	(0.7)	—
Non-compete Agreements	3-10 years	1.3	(1.3)	—
Capacity contract	8 years	9.3	(8.2)	1.1
Intangible assets not subject to amortization:
Rights-of-Way	Indefinite	12.0	—	12.0
Total		$35.5	$(18.1)	$17.4

Amortization of intangible assets was $1.3 million, $4.3 million and $4.2 million during the years ended December 31, 2014, 2013 and 2012, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of income. Amortization expense is estimated to be $1.3 million, $1.3 million, $1.3 million and $0.2 million, for the years ended 2015 through 2018, respectively.
10. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	December 31, 2014	December 31, 2013
MAPCO Revolver	$76.0	$67.5
Wells Term Loan	64.2	—
DKL Revolver	251.8	164.8
Reliant Bank Revolver	17.0	10.0
Promissory Notes	76.0	77.4
Lion Term Loan Facility, net of $0.3 million debt discount	104.2	90.0
Capital Lease Obligations	0.5	0.6
	589.7	410.3
Less: Current portion of long-term debt, notes payable and capital lease obligations	56.4	33.7
	$533.3	$376.6
Principal maturities of Delek's existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2014 (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
MAPCO Revolver	$—	$—	$—	$—	$76.0	$—	$76.0
Wells Term Loan	23.3	40.9	—	—	—	—	64.2
DKL Revolver	—	—	—	—	251.8	—	251.8
Reliant Bank Revolver	—	17.0	—	—	—	—	17.0
Promissory Notes	11.0	11.0	11.1	1.1	1.2	40.6	76.0
Lion Term Loan Facility, net of $0.3 million debt discount	21.9	21.9	21.9	38.5	—	—	104.2
Capital Lease Obligations	0.1	0.1	0.1	0.1	0.1	—	0.5
Total	$56.3	$90.9	$33.1	$39.7	$329.1	$40.6	$589.7
MAPCO Revolver

Our subsidiary, MAPCO Express, has a revolving credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders that was amended and restated on May 6, 2014 (the "MAPCO Revolver"). The MAPCO Revolver consists of a $160.0 million revolving credit limit which includes (i) a $10.0 million swing line loan sub-limit; (ii) a $40.0 million letter of credit sub-limit; and (iii) an accordion feature which permits an increase in borrowings by up to $50.0 million, subject to additional lender commitments. As of December 31, 2014, we had $76.0 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $2.6 million, with approximately $81.4 million availability remaining. Borrowings under the MAPCO Revolver are secured by (i) substantially all the assets of MAPCO Express and its subsidiaries, subject to certain exceptions and limitations, (ii) all of Delek’s shares in MAPCO Express, and (iii) a limited guaranty provided by Delek of up to $50.0 million in obligations. The MAPCO Revolver will mature on May 6, 2019. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or London Interbank Offered Rate ("LIBOR") loans. At December 31, 2014, the weighted average borrowing rate under the MAPCO Revolver was approximately 3.6%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2014, this fee was 0.35% per year.
Wells ABL

Our subsidiary, Delek Refining, Ltd., has an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the "Wells ABL") that consists of (i) a $600.0 million revolving loan (the "Wells Revolving Loan"), which includes a $55.0 million swing line loan sub-limit and a $550.0 million letter of credit sub-limit, (ii) a $70.0 million delayed single draw term loan (the "Wells Term Loan"), and (iii) an accordion feature which permits an increase in the size of the revolving credit facility to an aggregate of $875.0 million subject to additional lender commitments and the satisfaction of certain other conditions precedent. The Wells Revolving Loan matures on January 16, 2019 and the Wells Term Loan matures on December 31, 2016. The Wells Term Loan is subject to repayment in level principal installments of approximately $5.8 million per quarter, beginning December 31, 2014, with a final balloon payment due on December 31, 2016. As of December 31, 2014, under the Wells ABL we had letters of credit issued totaling $90.5 million and no amounts outstanding under the Wells Revolving Loan; under the Wells Term Loan we had approximately $64.2 million outstanding. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the Wells Revolving Loan and Wells Term Loan bear interest based on separate predetermined pricing grids which allow us to choose between base rate loans or LIBOR loans. At December 31, 2014, the weighted average borrowing rate under the Wells Term Loan was approximately 3.9%. Additionally, the Wells ABL requires us to pay a quarterly unused credit commitment fee. As of December 31, 2014, this fee was approximately 0.38% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, as of December 31, 2014, was $186.3 million.
DKL Revolver

Delek Logistics has a $700.0 million Senior Secured Revolving Credit Agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders (the "DKL Revolver"). Delek Logistics and each of its existing subsidiaries are borrowers under the DKL Revolver. The DKL Revolver contains a dual currency borrowing tranche that permits draw downs in U.S. or Canadian dollars and an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.

The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of December 31, 2014, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on December 30, 2019. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR, or a Canadian Dealer Offered Rate ("CDOR"), plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin, in each case, varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At December 31, 2014, the weighted average borrowing rate was approximately 2.3%. Additionally, the DKL Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2014, this fee was 0.3% per year. As of December 31, 2014, Delek Logistics had $251.8 million of outstanding borrowings under the credit facility, as well as letters of credit issued of $7.5 million. Amounts available under the DKL Revolver, as of December 31, 2014, were approximately $440.8 million.
Reliant Bank Revolver

We have a revolving credit agreement with Reliant Bank which was amended on June 26, 2014 (the "Reliant Bank Revolver"). The Reliant Bank Revolver provides for unsecured loans of up to $17.0 million. As of December 31, 2014, we had $17.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2016 and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of December 31, 2014, we had no undrawn amounts available under the Reliant Bank Revolver.
Promissory Notes
In 2011, Delek began construction on new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate notes for each BTS project with Standard Insurance Company (collectively, the "Notes") varying in size from $1.0 million to $2.2 million. The Notes bear interest at fixed rates, ranging from 5.0% to 6.4% per annum. Each of the Notes is secured by the land or leasehold interest, as applicable, and the building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, payments of principal on each respective Note are due over a ten-year term calculated using a 25-year amortization schedule. If any Note is not paid in full after the initial ten-year period, we may continue to make monthly payments under the Note, however, the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first 20-year period. The final maturity dates of the Notes range from June 1, 2036 to November 1, 2039. As of December 31, 2014, we had amounts drawn under 29 Notes related to these BTS projects for a total amount of approximately $46.0 million outstanding under the Notes.
On April 29, 2011, Delek entered into a $50.0 million promissory note (the "Ergon Note") with Ergon, Inc. in connection with the closing of our acquisition of Lion Oil. As of December 31, 2014, $30.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each, commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.0% per annum.
On December 19, 2011, Delek entered into a $25.0 million promissory note (the "Ergon Paline Note") with Ergon Terminaling, Inc. ("Ergon Terminaling") in connection with the closing of the acquisition of all of the membership interests of Paline from Ergon Terminaling. The Ergon Paline Note was subsequently assigned by Ergon Terminaling to Ergon. The Ergon Paline Note matured on December 19, 2014 and as of December 31, 2014, there were no amounts outstanding under the Ergon Paline Note.
Lion Term Loan

Our subsidiary, Lion Oil, has a term loan credit facility (the "Lion Term Loan") with Israel Discount Bank of New York, Bank Hapoalim B.M. and Fifth Third Bank as the lenders. The Lion Term Loan was amended on June 23, 2014 to add Fifth Third Bank as an additional lender in the principal amount to $20.0 million, thereby increasing the total loan size to $110.0 million. As of December 31, 2014, $104.5 million was outstanding under the Lion Term Loan. The Lion Term Loan requires Lion Oil to make quarterly principal amortization payments in the amount of $5.5 million each, commencing on December 31, 2014. The Lion Term Loan matures on December 18, 2018, and is secured by (i) all the assets of Lion Oil (excluding inventory and accounts receivable), (ii) all of our shares in Lion Oil, and (iii) a first priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Interest on the unpaid balance of the Lion Term Loan is computed at a rate per annum equal to LIBOR or the base rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.50% per annum. As of December 31, 2014, the weighted average borrowing rate under the Lion Term Loan was 5.5%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, DKL Revolver, Reliant Bank Revolver and Lion Term Loan, we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with a fixed charge coverage ratio financial covenant under the Wells ABL during the year ended December 31, 2014, we may be required to comply with this covenant at times when the borrowing base excess availability is less than certain thresholds, as defined in the Wells ABL. We believe we were in compliance with all covenant requirements under each of our credit facilities as of December 31, 2014.
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
Restricted Net Assets
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of certain assets, as has been discussed above. The total amount of our subsidiaries' restricted net assets as of December 31, 2014 was $941.8 million.
Interest-Rate Derivative Instruments
Delek entered into interest rate swap and cap agreements for a total notional amount of $205.0 million. These agreements are intended to economically hedge floating interest rate risk related to our existing debt. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, the fair value of the derivatives is recorded in other current assets in the accompanying consolidated balance sheets with the offset recognized in interest expense in the accompanying consolidated statements of income. The derivative instruments mature in 2015 and 2016. The estimated mark-to-market liability associated with our interest rate derivatives as of December 31, 2014 and 2013 was $0.9 million and $2.7 million, respectively.
In accordance with ASC 815, we recorded expense representing cash settlements and changes in estimated fair value of the interest rate derivative agreements of $0.4 million, $0.4 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to apply that treatment for future transactions.
11. Equity Based Compensation

2006 Long-Term Incentive Plan
The Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, as amended (the "Plan"), allows Delek to grant stock options, SARs, restricted stock, RSUs, performance awards and other stock-based awards of up to 5,053,392 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates. Stock options and SARs granted under the Plan are generally granted at market price or higher. The vesting of all outstanding awards is subject to continued service to Delek or its affiliates except that vesting of awards granted to certain executive employees could, under certain circumstances, accelerate upon termination of their employment and the vesting of all outstanding awards could accelerate upon the occurrence of an Exchange Transaction (as defined in the Plan).

In the second quarter of 2010, Delek's Board of Directors and its Incentive Plan Committee began using stock-settled SARs, rather than stock options, as the primary form of appreciation award under the Plan.

Delek Logistics GP, LLC 2012 Long-Term Incentive Plan

Logistics GP maintains a unit-based compensation plan for officers, directors and employees of Logistics GP or its affiliates and any consultants, affiliates of our general partner or other individuals who perform services for Delek Logistics. The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan ("Logistics LTIP") permits the grant of phantom units, unit options, restricted units, unit appreciation rights, distribution equivalent rights, unit awards, and other unit-based awards. The Logistics LTIP limits the number of units that may be delivered pursuant to vested awards to 612,207 common units, subject to proportionate adjustment in the event of unit splits and similar events. Awards granted under the Logistics LTIP will be settled with Delek Logistics units. Total compensation expense for awards granted under the Logistics LTIP amounted to $1.6 million ($1.0 million, net of taxes) and $4.2 million ($2.7 million, net of taxes) for the years ended December 31, 2014 and 2013, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of income.

As of December 31, 2014, there was $4.4 million of total unrecognized compensation cost related to non-vested Logistics LTIP awards, which is expected to be recognized over a weighted-average period of 2.7 years.

Option and SAR Assumptions

The table below provides the assumptions used in estimating the fair values of our outstanding stock options and SARs under the Plan. For all awards granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2014 Grants	2013 Grants	2012 Grants	2011 Grants	2010 Grants
	(Graded Vesting)	(Graded Vesting)	(Graded Vesting)	(Graded Vesting)	(Graded Vesting)
	4 years	4 years	4 years	4 years	4 years
Expected Volatility	50.15%-52.63%	53.36%-53.95%	55.35%-57.46%	58.58%-60.54%	33.01-60.88%
Dividend Yield	2.54%-2.74%	1.00%	1.00%	1.00%	1.00%
Expected Term	4.54-6.25 years	6.25 years	6.25 years	6.25 years	6.25 years
Risk Free Rate	0.01%-2.96%	0.01%-2.96%	0.04%-2.04%	0.00%-3.37%	0.06%-3.33%
Fair Value	$10.67	$15.75	$9.28	$6.59	$3.51

Stock Option and SAR Activity

The following table summarizes the stock option and SAR activity under the Plan for Delek for the years ended December 31, 2014, 2013 and 2012:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Average Intrinsic Value
Options outstanding, December 31, 2011	4,057,829	$11.71
Granted	1,140,300	$19.01
Exercised	(2,538,210)	$10.95
Forfeited	(101,078)	$12.84
Options and SARs outstanding, December 31, 2012	2,558,841	$15.67
Granted	867,400	$33.23
Exercised	(773,186)	$14.07
Forfeited	(265,125)	$20.41
Options and SARs outstanding, December 31, 2013	2,387,930	$22.04
Granted	1,006,100	$30.18
Exercised	(390,753)	$14.27
Forfeited	(306,691)	$27.02
Options and SARs outstanding, December 31, 2014	2,696,586	$25.61	8.2	$16.1
Vested options and SARs exercisable, December 31, 2014	721,450	$14.17	6.3	$9.4

Restricted Stock Units

The Plan also provides for the award of RSUs to certain employees and non-employee directors. RSUs granted to employees vest ratably over three to five years from the date of grant and RSUs granted to non-employee directors vest quarterly over the year following the date of grant. The fair value of RSUs is determined based on the closing price of Delek's common stock on grant date.

During 2014, we granted 49,836 performance-based RSUs to Ezra Uzi Yemin, our Chairman, President and Chief Executive Officer (our "CEO") which may vest in 2015 and 2016, based on the level of performance during the performance period and subject to continued employment. The number of awards that will ultimately vest is based on the Company's total shareholder return over the performance period ended December 31, 2015 and 2016 relative to the total shareholder return of a peer group of companies during the same period. The weighted average grant date fair value of $36.84 was determined using a Monte-Carlo simulation model, which assumed a risk-free rate of interest of 0.72%, an expected life of 2.56 years and an expected volatility of 40.26%. As these awards include a market condition, we record compensation expense for these awards based on the grant date fair value of the award, recognized ratably over the measurement period.

The following table summarizes the RSU activity under the Plan for Delek for the years ended December 31, 2014, 2013 and 2012:

		Number of RSUs	Weighted-Average Grant Price
Non-vested RSUs,	December 31, 2011	935,500	$11.41
Granted		156,000	$23.94
Vested		(279,045)	$11.65
Non-vested RSUs,	December 31, 2012	812,455	$13.73
Granted		121,000	$32.59
Vested		(284,786)	$15.02
Forfeited		(136,000)	$10.91
Non-vested RSUs,	December 31, 2013	512,669	$18.21
Granted		145,452	$32.41
Vested		(241,122)	$18.17
Non-vested RSUs,	December 31, 2014	416,999	$23.19
Compensation Expense Related to Equity-based Awards Granted Under the Plan
Total compensation expense for the equity-based awards amounted to $11.9 million ($7.7 million, net of taxes), $9.3 million ($6.0 million, net of taxes) and $6.1 million ($4.0 million, net of taxes) for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of income. We recognized a total income tax benefit for equity-based awards of $1.8 million, $5.9 million and $9.2 million for the years end December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, there was $25.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.3 years.
The aggregate intrinsic value, which represents the difference between the underlying stock's market price and the award's exercise price, of the share-based awards exercised or vested during the years ended December 31, 2014, 2013 and 2012 was $13.9 million, $10.9 million and $27.8 million, respectively. During the years December 31, 2014, 2013 and 2012, respectively, we issued 408,418, 609,743 and 1,583,121 shares of common stock as a result of exercised or vested equity-based awards. These amounts are net of 223,457, 448,229 and 1,234,134 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vestings for the years ended December 31, 2014, 2013 and 2012. Delek paid approximately $5.2 million, $2.5 million and $8.2 million of taxes in connection with the settlement of these awards for the years ended December 31, 2014, 2013 and 2012. We issue new shares of common stock upon exercise or vesting of share-based awards.
Granting of GP Interest

On March 10, 2013, we granted membership interests in Logistics GP, the general partner of Delek Logistics, to certain executives, including our CEO. These interests consisted of a total 1.4% membership interest in Logistics GP and vested on June 10, 2013. On December 10, 2013, we granted Mr. Yemin an additional 4.0% membership interest in Logistics GP, half of which vested immediately. Subject to Mr. Yemin's continued employment with Delek, 0.50% vested on June 10, 2014 and 0.25% will vest every six months thereafter through June 10, 2017. Total compensation expense recognized for these grants amounted to $0.4 million ($0.3 million, net of taxes) and $1.5 million ($1.0 million, net of taxes) for the years ended December 31, 2014 and 2013. As of December 31, 2014, there was $0.5 million of total unrecognized compensation cost related to non-vested GP membership interests, which is expected to be recognized over a weighted-average period of 2.4 years.
12. Segment Data
We report our operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
In conjunction with the El Dorado Acquisition, we reclassified the components of certain operating segments. The results of the operations of the assets associated with these acquisitions were previously reported as part of our refining segment and are now reported in our logistics segment. The historical results of the operations of these assets have been reclassified to conform to the current presentation.
In April 2014, we revised the structure of the internal financial information reviewed by management and began allocating the results of hedging activity previously reported in corporate, other and eliminations to our refining segment. The historical results of this hedging activity have been reclassified to conform to the current presentation. The assets and/or liabilities associated with this hedging activity have not been allocated to the refining segment.
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
The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 140,000 bpd, including the 60,000 bpd Tyler refinery and the 80,000 bpd El Dorado refinery. As of December 31, 2014, the refining segment also owned and operated two biodiesel facilities involved in the production of biodiesel fuels and related activities and a currently idle pipeline and terminal in Helena, Arkansas.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of December 31, 2014, we had 365 stores in total, consisting of 197 located in Tennessee, 90 in Alabama, 48 in Georgia, 13 in Arkansas and 8 in Virginia. The remaining 9 stores are located in Kentucky and Mississippi. The retail fuel and convenience stores operate under Delek’s MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 46 dealer locations as of December 31, 2014. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining segment has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $14.4 million and $13.6 million during the years ended December 31, 2014 and 2013, respectively. Additionally, the refining segment pays crude transportation and storage fees to the logistics segment for the utilization of certain crude pipeline assets. These fees were $94.6 million and $57.8 million during the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014 and 2013, the refining segment recorded sales and fee revenues from the retail and logistics segments in the amount of $622.1 million and $430.7 million, respectively. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and For the Year Ended December 31, 2014
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$5,728.4	$1,869.3	$726.7	$(0.1)	$8,324.3
Intercompany fees and sales	622.1	—	114.6	(736.7)	—
Operating costs and expenses:
Cost of goods sold	5,664.8	1,671.5	697.2	(718.3)	7,315.2
Operating expenses	221.7	136.8	38.8	1.5	398.8
Segment contribution margin	$464.0	$61.0	$105.3	$(20.0)	610.3
General and administrative expenses					133.4
Depreciation and amortization					111.5
Other operating income					(1.1)
Operating income					$366.5
Total assets	$1,959.9	$447.1	$311.8	$172.6	$2,891.4
Capital spending (excluding business combinations)	$201.1	$26.2	$7.2	$22.4	$256.9

	As of and For the Year Ended December 31, 2013
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$6,005.1	$1,871.4	$829.8	$0.5	$8,706.8
Intercompany fees and sales	430.7	—	77.6	(508.3)	—
Operating costs and expenses:
Cost of goods sold	5,865.2	1,691.3	811.3	(487.1)	7,880.7
Operating expenses	223.1	132.5	35.6	(3.8)	387.4
Segment contribution margin	$347.5	$47.6	$60.5	$(16.9)	438.7
General and administrative expenses					111.2
Depreciation and amortization					89.8
Operating income					$237.7
Total assets	$1,881.1	$449.0	$301.3	$209.0	$2,840.4
Capital spending (excluding business combinations)	$136.7	$37.9	$12.7	$35.0	$222.3

	As of and For the Year Ended December 31, 2012
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$6,070.8	$1,877.8	$775.9	$2.2	$8,726.7
Intercompany fees and sales	170.1	—	42.6	(212.7)	—
Operating costs and expenses:
Cost of goods sold	5,441.3	1,704.6	757.9	(195.6)	7,708.2
Operating expenses	197.7	128.0	39.4	(1.8)	363.3
Segment contribution margin	$601.9	$45.2	$21.2	$(13.1)	655.2
General and administrative expenses					99.7
Depreciation and amortization					82.5
Other operating income, net					(0.1)
Operating income					$473.1
Total assets	$1,811.2	$425.6	$307.9	$79.0	$2,623.7
Capital spending (excluding business combinations)	$46.1	$29.1	$30.3	$26.5	$132.0

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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2014, was (in millions):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$389.6	$—	$389.6
Interest rate derivatives	—	—	—	—
Total assets	—	389.6	—	389.6
Liabilities
Interest rate derivatives	—	(0.9)	—	(0.9)
OTC commodity swaps	—	(353.3)	—	(353.3)
Total liabilities	—	(354.2)	—	(354.2)
Net assets	$—	$35.4	$—	$35.4

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$23.9	$—	$23.9
Interest rate derivatives	—	0.1	—	0.1
Total assets	—	24.0	—	24.0
Liabilities
Interest rate derivatives	—	(2.8)	—	(2.8)
OTC commodity swaps	—	(24.9)	—	(24.9)
Total liabilities	—	(27.7)	—	(27.7)
Net liabilities	$—	$(3.7)	$—	$(3.7)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, where right of offset exists. As of December 31, 2014 and 2013, $11.1 million and $2.6 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty.
14. Derivative Instruments
We use derivatives to reduce normal operating and market risks with the primary objective of reducing the impact of market price volatility on our results of operations. As such, our use of derivative contracts is aimed at:

•	limiting the exposure to price fluctuations of commodity inventory above or below target levels at each of our segments;

•	managing our exposure to commodity price risk associated with the purchase or sale of crude oil, feedstocks and finished grade fuel products at each of our segments; and

•	limiting the exposure to interest rate fluctuations on our floating rate borrowings.
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
The following table presents the fair value of our derivative instruments as of December 31, 2014 and 2013. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our consolidated balance sheets (in millions):

		As of December 31, 2014		As of December 31, 2013
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$190.3	$(163.3)	$17.4	$(8.6)
OTC commodity swaps(1)	Other current liabilities	20.1	(37.8)	—	(3.4)
OTC commodity swaps(1)	Other long term assets	21.5	(14.3)	—	—
OTC commodity swaps(1)	Other long term liabilities	32.8	(2.7)	—	—
Interest rate derivatives	Other current assets	—	(0.6)	—	—
Interest rate derivatives	Other current liabilities	—	(0.3)	—	—
Interest rate derivatives	Other long term assets	—	—	0.1	—
Interest rate derivatives	Other long term liabilities	—	—	—	(2.8)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	97.1	(76.1)	3.5	(3.2)
OTC commodity swaps(1)	Other current liabilities	9.4	(7.1)	—	—
OTC commodity swaps(1)	Other long term assets	—	—	—	—
OTC commodity swaps(1)	Other long term liabilities	18.4	(52.0)	3.0	(9.7)
Total gross fair value of derivatives		389.6	(354.2)	24.0	(27.7)
Less: Counterparty netting and cash collateral(2)		333.0	(344.1)	14.2	(16.8)
Less: Amounts subject to master netting arrangements that are not netted on the balance sheet		$3.2	$(3.2)	$6.0	$(6.0)
Total net fair value of derivatives		$53.4	$(6.9)	$3.8	$(4.9)

(1)
As of December 31, 2014 and 2013, we had open derivative contracts representing 11,169,150 and 7,703,000 barrels, respectively, of crude oil and refined petroleum products. Of these open contracts, contracts representing 4,512,400 and 5,186,000 barrels were designated as hedging instruments as of December 31, 2014 and 2013, respectively.

(2)
As of December 31, 2014 and 2013, $11.1 million and $2.6 million, respectively, of cash collateral has been netted with the derivatives with each counterparty. Included in these amounts is $2.0 million of cash collateral associated with our interest rate derivatives as of both December 31, 2014 and 2013.

For the years ended December 31, 2014, 2013 and 2012, we recognized total gains (losses) on our commodity derivatives of $131.6 million, $(3.0) million and $1.4 million, respectively. The gains and losses on commodity derivatives were recorded in cost of goods sold on the condensed consolidated statement of income, primarily in the refining segment.

Gains (losses) associated with derivatives not designated as hedging instruments for the years ended December 31, 2014, 2013 and 2012 are as follows (in millions):

		Year Ended December 31,
Derivative Type	Income Statement Location	2014	2013	2012
OTC commodity swaps	Cost of goods sold	$102.7	$(1.2)	$3.3
Interest rate derivatives	Interest expense	(0.4)	(0.4)	(2.6)
	Total	$102.3	$(1.6)	$0.7
Gains (losses) on our derivatives designated as cash flow hedging instruments or the years ended December 31, 2014, 2013 and 2012 are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
OTC commodity swaps:
Gain (loss) recognized in OCI (effective portion)	$15.0	$(5.6)	$(4.0)
Gain (loss) reclassified from accumulated OCI into cost of goods sold on closed positions (effective portion)	$22.6	$0.7	$(1.1)
Gain (loss) recognized in cost of goods sold related to ineffectiveness	$6.3	$(2.5)	$(0.8)
For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the years ended December 31, 2014, 2013 and 2012. For the year ended December 31, 2014, losses of $12.3 million, net of taxes, on cash flow hedges, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remain in accumulated other comprehensive income. Gains (losses) of $14.7 million, $0.4 million and $(0.7) million, net of tax, on settled contracts were reclassified into cost of sales during the years ended December 31, 2014, 2013 and 2012. We estimate that $9.0 million of deferred gains as of December 31, 2014 will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the years ended December 31, 2014, 2013 and 2012, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting.

15. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Delek's deferred tax assets and liabilities, reported separately in the accompanying consolidated financial statements, as of December 31, 2014 and 2013 were as follows (in millions):

	December 31,
	2014	2013
Current Deferred Taxes:
Reserves and accruals	9.7	4.3
Inventories	22.2	2.7
ASC 815	(11.6)	—
Valuation allowance	(0.1)	(0.1)
Total current deferred tax assets	20.2	6.9

Non-Current Deferred Taxes:
Property, plant and equipment, and intangibles	(251.6)	(207.8)
Partnership investment	(16.3)	(12.6)
Deferred revenues	(13.8)	(14.8)
Compensation and employee benefits	7.1	4.9
Net operating loss carryforwards	6.2	6.0
Reserves and accruals	4.9	5.3
Other	—	2.3
Valuation allowance	(2.8)	(3.3)
Total non-current deferred tax liabilities	(266.3)	(220.0)
Total net deferred tax liabilities	$(246.1)	$(213.1)

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income from continuing operations was attributable to the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Provision for federal income taxes at statutory rate	$114.7	$72.3	$149.7
State income taxes, net of federal tax provision	6.7	2.6	11.4
Non-controlling interest	(9.6)	(6.4)	(1.1)
Other items	(10.2)	2.4	(8.4)
Income tax expense	$101.6	$70.9	$151.6

Income tax expense from continuing operations was as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Current	$64.2	$32.0	$135.8
Deferred	37.4	38.9	15.8
	$101.6	$70.9	$151.6

Deferred income tax expense above was reflective of the changes in deferred tax assets and liabilities during the current period.

During the year ended December 31, 2014 and 2013, we recorded decreases to the valuation allowance of $0.5 million and $2.0 million, respectively. We carry valuation allowances against certain state deferred tax assets and net operating losses that may not be recoverable with future taxable income. During the year ended December 31, 2014 and 2013, we decreased the valuation allowance on some of our state deferred tax assets that we believe will more likely than not be realized based on the future reversal of our deferred tax liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not Delek will realize the benefits of these deductible differences, net of the existing valuation allowance. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Subsequently recognized tax benefit or expense relating to the valuation allowance for deferred tax assets will be reported as an income tax benefit or expense in the consolidated statement of income.

State net operating loss carryforwards at December 31, 2014 totaled $170.5 million, a portion of which was subject to a valuation allowance and which include $26.8 million related to non-qualified stock option deductions. Delek has $0.8 million of state net operating losses that are set to expire between 2015 and 2016. Remaining net operating losses will begin expiring in 2017-2034. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders' equity.

Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years through 2009. The Internal Revenue Service has examined Delek's income tax returns through the tax year ending 2009.

ASC 740 provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. ASC 740 requires the elimination of the income tax benefits associated with any income tax position where it is not "more likely than not" that the position would be sustained upon examination by the taxing authorities. During the years ending December 31, 2014 and 2013, respectively, $2.6 million and a nominal amount of unrecognized tax benefits were recorded, while $0.2 million and $0.3 million of unrecognized tax benefits lapsed due to statue of limitations expiration.

Increases and decreases to the beginning balance of unrecognized tax benefits during the year ended December 31, 2014 and 2013 were as follows:

	2014	2013	2012
Balance at the beginning of the year	$0.3	$0.6	$0.7
Additions based on tax positions related to current year	—	—	0.1
Additions for tax positions related to prior years	2.6	—	—
Reductions for tax positions related to the lapse of applicable statute of limitations	(0.2)	(0.3)	(0.2)
Balance at the end of the year	$2.7	$0.3	$0.6

The amount of the unrecognized benefit above that if recognized would change the effective tax rate is $2.2 million and $0.3 million as of December 31, 2014 and 2013, respectively.

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of $0.2 million was recognized related to unrecognized tax benefits during the year ended December 31, 2014. A nominal amount of interest was recognized related to unrecognized tax benefits during each of the years ended December 31, 2013 and 2012.

Uncertain tax positions have been examined by Delek for any material changes in the next 12 months and none are expected.
16. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters.
We experienced a security breach by third-party hackers that may have compromised the credit/debit card information of certain of our retail segment customers. The incident involved credit/debit card payments for transactions at certain retail locations between March 19-25, 2013, April 14-15, 2013 and April 20-21, 2013, and several lawsuits have been brought against us as a result of this incident. Although we are unable to definitively determine the extent of any potential losses related to this breach, we do not believe that this incident will have a material adverse effect on our business, financial position or results of operations.
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
Environmental Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the United States Environmental Protection Agency (the "EPA"), the United States Department of Transportation, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our refineries, biodiesel facilities, terminals, pipelines, underground storage tanks ("USTs"), trucks, rail cars and related operations, and may be subject to revocation, modification and renewal.
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements as well as evolving interpretations and more strict enforcement of existing laws and regulations.
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
As of December 31, 2014, we have recorded an environmental liability of approximately $9.4 million, primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries and a pipeline leak location. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisition. We expect approximately $0.5 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.1 million in other current assets and $0.4 million in other non-current assets in our condensed consolidated balance sheet as of December 31, 2014. Approximately $0.9 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future, we could be required to undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of December 31, 2014, our accrual for such UST-related remediation was less than $0.1 million.
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
Various legislative and regulatory measures to address climate change and greenhouse gas ("GHG") emissions (including carbon dioxide, methane and nitrous oxides) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as mobile transportation sources and fuels. We are not aware of any state or regional initiatives for controlling existing GHG emissions that would affect our refineries. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. The EPA also has indicated that it intends to regulate refinery GHG emissions from new and existing sources through a New Source Performance Standard ("NSPS"), although there is no firm proposal or date for such regulation.
Since the 2010 calendar year, EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Effective January 2011, the EPA began regulating GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration ("PSD") and Federal Operating Permit ("Title V") programs. In June 2014, the United States Supreme Court ruled that the EPA may not require PSD and Title V permits solely because of GHG emissions, but may require Best Available Control Technology (“BACT”) for GHG emissions above a certain threshold if emissions of other pollutants would otherwise require PSD permitting. While this decision does not impose any limits or controls on GHG emissions from current operations, GHG emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as BACT. We do not believe this decision will materially affect our operations.
In mid-2012, the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants. In September 2012, the EPA finalized revisions to the NSPS for Petroleum Refineries ("NSPS Subpart Ja") that primarily affects flares and process heaters. We believe our existing process heaters meet the applicable requirements and our refineries have not received any associated inquiries or requests for information, nor are they a party to any associated enforcement action at this time. The NSPS will impact the way some flares at our Tyler and El Dorado refineries are designed and/or operated. Affected flares have three years to comply with the new standard and we have capital projects at our refineries related to flare compliance that will be implemented between 2014 and 2016.
In June 2014, the EPA proposed rules to further regulate refinery air emissions through additional NSPS and Maximum Achievable Control Technology requirements. The proposed rules would require capital expenditures for additional controls on the Tyler refinery’s coker and for the relief systems, flares, tanks and other sources at both refineries, as well as requiring changes to the way we operate or start up some process units. The proposed rule would also require that we monitor property line benzene concentrations and provide the results to the EPA, which will make the results available to the public. The EPA anticipates finalizing the proposed rules in June 2015 with approximately three years to comply with most of the requirements. If the proposed rules are finalized, we do not anticipate that any required capital and operating costs will be material and do not believe compliance will affect our production capacities or have a material adverse effect upon our business, financial condition or results of operations.
The Energy Independence and Security Act of 2007 ("EISA") increased the amounts of renewable fuel required to be blended into domestic transportation fuel supplies by the Energy Policy Act of 2005 to 32 billion gallons by 2022. The Renewable Fuel Standard - 2 (RFS-2) rule finalized by the EPA in 2010 to implement EISA, requires that most refiners blend increasing amounts of biofuels with refined products, equal to approximately 9.2% of combined gasoline and diesel volume in 2012, increasing to 10% and 11% in 2014 and 2015, respectively, and escalating annually to approximately 18% by 2022. Because the mandate requires specified volumes of biofuels, if the demand for motor fuels decreases in future years, even higher percentages of biofuels may be required. Alternatively, credits called Renewable Identification Numbers ("RINs") can be used instead of physically blending biofuels. The Tyler refinery began supplying a 10% ethanol gasoline blend (E-10) in January 2008 and 5% biodiesel blends in June 2011. The El Dorado refinery completed projects at its truck loading rack in June 2011 to make E-10 available and in July 2012 to make biodiesel blends available. In 2013, we internally generated, through our logistics, retail and refining segments, most of the RINs required to meet the obligations of our refineries, including a carryover of 2012 RINs, with a net surplus of biodiesel RINs that were available to be sold to purchase RINs in other categories.
The EPA has proposed slightly lower overall renewable fuel obligations for 2014 in recognition of blending issues associated with exceeding the 10% "blendwall" in gasoline; however, the EPA is not expected to finalize the required volumes until sometime in the second quarter of 2015. The EPA could require increased volumes compared with the proposed volumes. If the volumes in the proposed rule are finalized, it is likely we will obtain most of the RINs required for 2014 compliance through internal operations of our refineries and other business units. If the final rule requires higher volumes than proposed, it will be necessary for our refineries to purchase additional RINs in the market, but it is not possible at this time to predict what those volumes may be.
In March 2013, the EPA proposed Tier 3 gasoline rules, which were finalized in March 2014. The final Tier 3 rule requires a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm and retains the current maximum per-gallon sulfur content of 80 ppm. Larger refineries must comply with the 10 ppm sulfur standard by January 1, 2017 but the final rule provides a three-year waiver period, to January 1, 2020, for small volume refineries that processed less than 75,000 bpd in 2011 or 2012. Both of our refineries meet this waiver provision and will have until January 1, 2020 to comply. We anticipate that the Tyler refinery will meet these new limits when they become effective with only minor operational changes and that a minor capital project may be required for additional sulfur removal capacity at the El Dorado refinery.
Following the November 2008 explosion and fire at the Tyler refinery, the EPA conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards. In late 2011, the EPA referred an enforcement action to the DOJ and in the fourth quarter of 2014, we settled this matter by entering into a Consent Decree with the government. The Consent Decree requires Delek to pay a penalty of $0.5 million and make a minor change to its written inspection procedures. The Consent Decree has no effect on production at the refinery and no cost implications other than the penalty amount.
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
Letters of Credit
As of December 31, 2014, Delek had in place letters of credit totaling approximately $102.7 million with various financial institutions primarily securing obligations with respect to its workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment, and gasoline and diesel purchases for the logistics segment. No amounts were drawn by beneficiaries of these letters of credit at December 31, 2014.
Operating Leases
Delek leases land, buildings, retail store locations, equipment and corporate office space under agreements expiring at various dates through 2037 after considering available renewal options. Many of these leases contain renewal options and require Delek to pay executory costs (such as property taxes, maintenance, and insurance). Lease expense for all operating leases for the years ended December 31, 2014, 2013 and 2012 totaled $24.7 million, $19 million, and $17.1 million, respectively.

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2014 (in millions):

2015	$20.8
2016	19.8
2017	17.7
2018	15.9
2019	13.2
Thereafter	64.6
Total future minimum rentals	$152.0

17.  Employees

Workforce

A portion of our workforce in the refining segment is represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. As of December 31, 2014, 161 operations and maintenance hourly employees and 40 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expired January 31, 2015. National-level negotiations are currently ongoing between the International Union and a third party. While these negotiations are in process, we are operating under rolling, 24-hour extensions to this agreement. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2015. Renewal negotiations for this agreement are in process but not yet finalized. In the event that the union strikes, Delek has a plan in place for continued operation of the Tyler refinery utilizing company employees and/or third party contractors. We do not anticipate these negotiations will prevent the continuous operation of the Tyler refinery. As of December 31, 2014, 167 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2017. None of our employees in our marketing or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

401(k) Plan

We sponsor a voluntary 401(k) Employee Retirement Savings Plan for eligible employees administered by Wells Fargo Bank, N.A. Employees must be at least 21 years of age and have 45 days of service to be eligible to participate in the plan. Employee contributions are matched on a fully-vested basis by us up to a maximum of 6% of eligible compensation. Eligibility for the company matching contribution begins on the first of the month following one year of employment. For the years ended December 31, 2014, 2013 and 2012, the 401(k) expense recognized was $4.2 million, $3.9 million, and $3.4 million, respectively.
18. Related Party Transactions
From the time of our initial public offering in May 2006 through March 20, 2013, Delek Group Ltd. ("Delek Group") controlled more than 50% of our voting power. As a result, Delek Group and its controlling stockholder Mr. Itshak Sharon (Tshuva), could, without the consent of our other stockholders, control the election of our directors, influence our corporate and management policies and determine the outcome of any matter or corporate transaction submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. On March 20, 2013 (the "2013 Offering") and May 20, 2014, Delek Group completed the sale of 9,000,000 and 10,580,000 shares of our outstanding common stock, respectively, in separate secondary offerings. Concurrently with the 2013 Offering, we repurchased 1,000,000 shares of our outstanding common stock from Delek Group in a privately negotiated transaction. Additionally, from 2012 through 2014, Delek Group engaged in several block trade sales of our common stock, further reducing their holdings of our outstanding common stock. As of December 31, 2014, no representative of Delek Group served on our Board of Directors, but, based on information filed in a Schedule 13G/A with the SEC on February 17, 2015, Delek Group beneficially owned approximately 5.2% of our outstanding shares of common stock on that date.

19.  Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2014 and 2013 is summarized below. The quarterly financial information summarized below has been prepared by Delek's management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Net sales	$1,865.7	$2,374.7	$2,322.2	$1,761.7
Operating income	$67.7	$106.0	$120.9	$71.9
Net income	$39.3	$63.2	$78.2	$45.3
Net income attributable to Delek	$33.7	$54.9	$72.5	$37.5
Basic earnings per share	$0.57	$0.93	$1.23	$0.65
Diluted earnings per share	$0.56	$0.92	$1.22	$0.64

	For the Three Month Periods Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Net sales	$2,259.9	$2,187.4	$2,321.8	$1,937.7
Operating income	$134.4	$77.8	$12.9	$12.6
Net income	$82.1	$51.0	$3.0	$(0.4)
Net income (loss) attributable to Delek	$77.5	$46.6	$(1.7)	$(4.7)
Basic earnings (loss) per share	$1.30	$0.79	$(0.03)	$(0.08)
Diluted earnings (loss) per share	$1.28	$0.78	$(0.03)	$(0.08)

20. Subsequent Events
Dividend Declaration
On February 23, 2015, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on March 24, 2015, to stockholders of record on March 10, 2015.

Share Repurchase Authorization

In 2015, our Board of Directors approved a new share repurchase authorization for $125.0 million that will expire on December 31, 2015. Shares under the program may be repurchased from time to time in the open market or through privately negotiated transactions, subject to market conditions and other factors.

SCHEDULE I

Delek US Holdings, Inc.
Parent Company Only
Condensed Balance Sheets

	December 31,
	2014	2013
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$186.9	$184.3
Accounts receivable	0.9	0.8
Interest receivable from subsidiaries	2.1	—
Income tax receivable from subsidiaries	14.0	44.7
Other current assets	70.9	16.5
Total current assets	274.8	246.3
Property, plant and equipment:
Property, plant and equipment	28.4	23.5
Less: accumulated depreciation	(9.6)	(4.7)
Property, plant and equipment, net	18.8	18.8
Notes receivable from related parties	74.4	72.7
Investment in subsidiaries	865.5	799.3
Deferred tax asset	—	0.2
Other non-current assets	2.3	0.5
Total assets	$1,235.8	$1,137.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3.1	$6.4
Accounts payable to subsidiaries	74.6	64.7
Current portion of long-term debt and capital lease obligations	—	18.3
Accrued expenses and other current liabilities	24.5	7.9
Total current liabilities	102.2	97.3
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	17.0	—
Notes payable to subsidiaries	102.0	105.5
Deferred tax liabilities	7.3	—
Other non-current liabilities	5.6	—
Total non-current liabilities	131.9	105.5
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 60,637,525 shares and 60,229,107 shares issued at December 31, 2014 and 2013, respectively	0.6	0.6
Additional paid-in capital	395.1	384.5
Accumulated other comprehensive loss	(12.6)	(4.0)
Treasury stock, 3,365,561 and 1,000,000 shares, at cost, as of December 31, 2014 and 2013, respectively.	(112.6)	(37.9)
Retained earnings	731.2	591.8
Total shareholders’ equity	1,001.7	935.0
Total liabilities and shareholders’ equity	$1,235.8	$1,137.8

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-12 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net sales	$—	$—	$—
Operating costs and expenses:
Cost of goods sold	(81.1)	8.8	(2.1)
General and administrative expenses	50.9	40.8	31.1
Depreciation and amortization	4.9	3.4	0.9
Total operating costs and expenses	(25.3)	53.0	29.9
Operating income (loss)	25.3	(53.0)	(29.9)
Interest expense	0.6	1.8	5.1
Interest income	(0.2)	—	—
Net interest expense from related parties	1.8	2.8	2.8
Earnings from investment in subsidiaries	(181.1)	(156.5)	(289.6)
Total non-operating income, net	(178.9)	(151.9)	(281.7)
Income before income taxes	204.2	98.9	251.8
Income tax expense (benefit)	5.6	(18.8)	(21.0)
Net income	$198.6	$117.7	$272.8

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-12 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net income attributable to Delek	$198.6	$117.7	$272.8
Other comprehensive income:
Net loss on derivative instruments, net of tax benefit of $4.0, $2.9, and $0.7 for years ended December 31, 2014, 2013 and 2012, respectively, and net of ineffectiveness of $6.3, $(2.5) and $(0.8) for the years ended December 31, 2014, 2013 and 2012, respectively.	(8.3)	(4.4)	(1.4)
Foreign currency translation	$(0.3)	$—	$—
Comprehensive income	$190.0	$113.3	$271.4

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-12 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash flows from operating activities:
Net income	$198.6	$117.7	$272.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4.9	3.4	0.9
Amortization of deferred financing costs	0.4	0.4	0.3
Deferred income taxes	12.8	12.1	4.9
Equity-based compensation expense	7.3	6.5	3.8
Income tax benefit of equity-based compensation	(0.8)	(4.7)	(8.2)
Income from subsidiaries	(181.1)	(156.5)	(289.6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(0.1)	(0.8)	0.5
Inventories and other current assets	5.6	(24.2)	(17.3)
Market value of derivatives	(47.7)	(5.3)	0.5
Receivables and payables from related parties	6.5	(8.6)	16.6
Accounts payable and other current liabilities	6.0	(6.7)	12.3
Non-current assets and liabilities, net	7.8	(6.4)	(0.1)
Net cash provided by (used in) operating activities	20.2	(73.1)	(2.6)
Cash flows from investing activities:
Business combinations	—	(5.1)	—
Purchase of property, plant and equipment	(4.9)	(8.0)	(9.4)
Investment in subsidiaries	(24.3)	(46.4)	(23.5)
Dividends from subsidiaries	155.3	317.2	83.1
Distributions from subsidiaries	—	—	50.0
Net repayments of notes receivable from subsidiaries	(1.7)	(27.7)	—
Net cash provided by investing activities	124.4	230.0	100.2
Cash flows from financing activities:
Proceeds from revolver	57.0	12.0	8.5
Payments on revolver	(50.0)	(6.0)	(4.5)
Repayment of note payable to related party	(11.8)	—	(66.5)
Proceeds from notes payable to subsidiaries	—	—	136.0
Repayment of note payable to subsidiaries	—	(23.1)	(21.0)
Repayments of other debt instruments	—	(29.1)	(30.4)
Proceeds from exercise of stock options	1.1	7.4	6.7
Taxes paid due to the net settlement of equity-based compensation	(5.2)	(5.0)	(8.2)
Income tax benefit of equity-based compensation	0.8	4.7	8.2
Repurchase of common stock	(74.7)	(37.9)	—
Dividends paid	(59.2)	(57.3)	(35.5)
Deferred financing costs paid	—	—	(0.4)
Net cash used in financing activities	(142.0)	(134.3)	(7.1)
Net increase in cash and cash equivalents	2.6	22.6	90.5
Cash and cash equivalents at the beginning of the period	184.3	161.7	71.2
Cash and cash equivalents at the end of the period	$186.9	$184.3	$161.7

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

By: /s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer
(Principal Executive Officer)

/s/ William J. Finnerty*
William J. Finnerty
Director

/s/ Carlos E. Jorda*
Carlos E. Jorda
Director

/s/ Charles H. Leonard*
Charles H. Leonard
Director

/s/ Shlomo Zhohar*
Shlomo Zhohar
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

3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on August 8, 2013).
3.2		Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on August 7, 2014).
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).
4.2
Registration Rights Agreement, dated April 17, 2006, by and between Delek US Holdings, Inc. and Delek Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.1	*	Employment Agreement, dated November 1, 2013, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on March 3, 2014).
10.1(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 9, 2013).
10.1(b)	*	Subscription Agreement, dated December 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.1(b) to the Company's Form 10-K filed on March 3, 2014).
10.2	*
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

10.6(f)	*
Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 7, 2014).

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

10.9
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on November 14, 2012).

10.10	*	Employment Agreement, dated July 1, 2011, by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 9, 2011).
10.10(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Assaf Ginzburg (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 9, 2013).
10.11	*
Employment Agreement, dated as of November 1, 2011, by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed on March 14, 2012).

10.11(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Frederec Green (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on May 9, 2013).
10.12
Stock Repurchase Agreement, dated March 12, 2013, between Delek US Holdings, Inc. and Delek Hungary Holding Limited Liability Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 18, 2013).

10.13	*	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K filed on March 14, 2012).
10.13(a)	*
Separation of Employment / General Release, dated January 18, 2013, by and between Delek US Holdings, Inc. and Mark B. Cox (incorporated by reference to Exhibit 10.15(a) to the Company's Form 10-K filed on March 12, 2013).

10.14	*
Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Harry P. (Pete) Daily (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed on March 14, 2012).

10.15	*	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Kent B. Thomas (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed on March 14, 2012).
10.16	‡
Amended and Restated Master Supply and Offtake Agreement, dated December 23, 2013, by and among J. Aron & Company, Lion Oil Company, and Lion Oil Trading & Transportation, LLC (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K/A filed on June 26, 2014).

10.17
Amended and Restated Financing Agreement, dated December 18, 2013, among Lion Oil Company as borrower, certain subsidiaries of Lion Oil Company named therein as guarantors, Bank Hapoalim B.M. as collateral agent and lender, and Israel Discount Bank of New York as lender (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 20, 2013).

10.17(a)
Amendment No. 1 to Amended and Restated Financing Agreement and Amendment No. 1 to Amended and Restated Parent Guaranty, dated June 23, 2014, among Lion Oil Company as borrower, certain subsidiaries of Lion Oil Company named therein as guarantors, Bank of Hapoalim B.M. as collateral agent and lender, Israel Discount Bank of New York as lender and Fifth Third Bank as lender (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 7, 2014).

10.18
Amended and restated asset-backed revolving credit agreement dated January 16, 2014 by and between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Bank, National Association as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 8, 2014).

10.19
El Dorado Throughput and Tankage Agreement, executed as of February 10, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 14, 2014).

10.20
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

10.21
Third Amended and Restated Credit Agreement, dated May 6, 2014, between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent and a lender, Bank of America, N.A., as co-syndication Agent and a lender, BMO Capital Markets, as joint lead arranger and co-syndication agent, Regions Business Capital, as co-syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on August 7, 2014).

10.22		Employment letter between Delek US Holdings, Inc. and Mark D. Smith dated April 22, 2014 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on August 7, 2014).
10.23
Employment Agreement, dated November 6, 2012, by and between Delek US Holdings, Inc. and Dan L. Gordon (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 6, 2014).

10.24
Second Amended and Restated Credit Agreement, dated as of December 30, 2014, among Delek Logistics Partners, LP and each other borrower referenced therein, as borrowers, Fifth Third Bank, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 6, 2015).

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
101
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

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