Form 10-Q
period 2015-03-31
Delek US Holdings, Inc.
filed 2015-05-07
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 1, 2015, there were 57,361,741 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2015	December 31, 2014
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$376.4	$444.1
Accounts receivable	191.0	197.0
Inventory	484.6	469.6
Other current assets	114.7	136.7
Total current assets	1,166.7	1,247.4
Property, plant and equipment:
Property, plant and equipment	1,990.4	1,953.2
Less: accumulated depreciation	(489.1)	(509.6)
Property, plant and equipment, net	1,501.3	1,443.6
Goodwill	73.9	73.9
Other intangibles, net	28.2	21.4
Equity method investments	6.0	—
Other non-current assets	120.1	105.1
Total assets	$2,896.2	$2,891.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412.6	$477.0
Current portion of long-term debt and capital lease obligations	56.4	56.4
Obligation under Supply and Offtake Agreement	186.9	200.9
Accrued expenses and other current liabilities	146.6	122.9
Total current liabilities	802.5	857.2
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	617.8	533.3
Environmental liabilities, net of current portion	8.4	8.5
Asset retirement obligations	9.2	9.2
Deferred tax liabilities	256.4	266.3
Other non-current liabilities	40.7	18.5
Total non-current liabilities	932.5	835.8
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 60,716,957 shares and 60,637,525 shares issued at March 31, 2015 and December 31, 2014, respectively	0.6	0.6
Additional paid-in capital	398.4	395.1
Accumulated other comprehensive loss	(29.2)	(12.6)
Treasury stock, 3,365,561 shares, at cost, as of both March 31, 2015 and December 31, 2014	(112.6)	(112.6)
Retained earnings	706.9	731.2
Non-controlling interest in subsidiaries	197.1	196.7
Total stockholders’ equity	1,161.2	1,198.4
Total liabilities and stockholders’ equity	$2,896.2	$2,891.4
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In millions, except share and per share data)
Net sales	$1,150.6	$1,865.7
Operating costs and expenses:
Cost of goods sold	1,006.1	1,643.3
Operating expenses	91.4	98.5
General and administrative expenses	32.7	31.6
Depreciation and amortization	28.3	24.6
Total operating costs and expenses	1,158.5	1,798.0
Operating (loss) income	(7.9)	67.7
Interest expense	10.1	9.6
Interest income	(0.4)	(0.4)
Other income, net	(0.9)	(0.1)
Total non-operating expenses, net	8.8	9.1
(Loss) income from continuing operations before income taxes	(16.7)	58.6
Income tax (benefit) expense	(6.0)	19.3
Net (loss) income	(10.7)	39.3
Net income attributed to non-controlling interest	5.4	5.6
Net (loss) income attributable to Delek	$(16.1)	$33.7
Basic (loss) earnings per share	$(0.28)	$0.57
Diluted (loss) earnings per share	$(0.28)	$0.56
Weighted average common shares outstanding:
Basic	57,289,925	59,248,855
Diluted	57,289,925	59,878,013
Dividends declared per common share outstanding	$0.15	$0.25
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net (loss) income attributable to Delek	$(16.1)	$33.7
Other comprehensive (loss) income:
Net (loss) gain on derivative instruments, net of tax benefit (expense) of $8.9 million and $(9.0) million for the three months ended March 31, 2015 and 2014, respectively, and net of ineffectiveness (loss) gain of $(5.0) million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively.	(16.5)	15.7
Foreign currency translation loss	(0.1)	—
Comprehensive (loss) income attributable to Delek	$(32.7)	$49.4

See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:	(In millions, except per share data)
Net (loss) income	$(10.7)	$39.3
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	28.3	24.6
Amortization of deferred financing costs	1.1	1.3
Accretion of asset retirement obligations	0.1	0.1
Amortization of unfavorable contract liability	—	(0.7)
Deferred income taxes	(1.0)	2.6
Equity-based compensation expense	3.7	3.1
Income tax benefit of equity-based compensation	(0.5)	(0.5)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	6.0	(46.6)
Inventories and other current assets	(5.6)	134.0
Market value of derivatives	16.9	(23.6)
Accounts payable and other current liabilities	(50.2)	(24.0)
Obligation under Supply and Offtake Agreement	(14.0)	6.8
Non-current assets and liabilities, net	(13.3)	(52.7)
Net cash (used in) provided by operating activities	(39.2)	63.7
Cash flows from investing activities:
Business combinations	—	(11.1)
Equity method investments	(2.2)	—
Purchases of property, plant and equipment	(90.7)	(114.3)
Purchase of intangible assets	(7.2)	—
Proceeds from sales of assets	1.2	—
Net cash used in investing activities	(98.9)	(125.4)
Cash flows from financing activities:
Proceeds from long-term revolvers	226.2	421.9
Payments on long-term revolvers	(132.1)	(342.7)
Proceeds from term debt and capital lease obligations	2.0	2.7
Payments on term debt and capital lease obligations	(11.6)	(2.2)
Proceeds from exercise of stock options	—	0.1
Taxes paid due to the net settlement of equity-based compensation	(1.1)	(3.3)
Income tax benefit of equity-based compensation	0.5	0.5
Distribution to non-controlling interest	(4.9)	(3.9)
Dividends paid	(8.2)	(14.9)
Deferred financing costs paid	(0.4)	(3.6)
Net cash provided by financing activities	70.4	54.6
Net decrease in cash and cash equivalents	(67.7)	(7.1)
Cash and cash equivalents at the beginning of the period	444.1	400.0
Cash and cash equivalents at the end of the period	$376.4	$392.9
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.6 million and $0.3 million in the 2015 and 2014 periods, respectively.	$8.5	$8.4
Income taxes	$1.9	$7.1
Non-cash investing activities:
Equity method investments	$3.8	$—

See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. is the sole shareholder or owner of membership interests of Delek Refining, Inc. ("Refining"), Delek Finance, Inc., Delek Marketing & Supply, LLC, Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, Inc., Delek Logistics Services Company, MAPCO Express, Inc. ("MAPCO Express"), MAPCO Fleet, Inc., NTI Investments, LLC, GDK Bearpaw, LLC, Delek Helena, LLC, Commerce Way Insurance Company, Inc., Delek Transportation, LLC and Delek Land Holdings, LLC. Unless otherwise indicated or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. Delek is listed on the New York Stock Exchange under the symbol "DK."
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
The condensed consolidated financial statements include the accounts of Delek and its consolidated subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 26, 2015 (the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K.
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

2. Delek Logistics Partners, LP
Delek Logistics is a publicly traded limited partnership that was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to Delek’s refining and marketing operations. As of March 31, 2015, we owned a 59.9% limited partner interest in Delek Logistics, and a 95.9% interest in Logistics GP, which owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek's partnership interest in Delek Logistics includes 2,799,258 common units, 11,999,258 subordinated units and 494,197 general partner units.

In March 2015, a subsidiary of Delek Logistics completed the acquisition of two crude oil offloading racks in El Dorado, Arkansas (the "El Dorado refinery") and related ancillary assets adjacent to our El Dorado refinery from Lion Oil (the "El Dorado Offloading Racks Acquisition"). The cash paid for the assets acquired was approximately $42.5 million, financed with borrowings under the DKL Revolver (as defined in Note 5).
In March 2015, a subsidiary of Delek Logistics completed the acquisition of a crude oil storage tank with 350,000 barrels of shell capacity that supports our refinery in Tyler, Texas (the "Tyler refinery") and related ancillary assets adjacent to our Tyler refinery from Refining (the "Tyler Crude Tank Acquisition"). The purchase price paid for the asset acquired was $19.4 million in cash, financed with borrowings under the DKL Revolver (as defined in Note 5).

The El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition are each considered a transfer of a business between entities under common control. As such, the assets acquired and liabilities assumed were transferred to Delek Logistics at historical basis instead of fair value.
In March 2015, Delek Logistics entered into two joint ventures that will construct logistics assets to serve third parties and subsidiaries of Delek. The total projected investment for the two joint ventures is approximately $91.0 million and will be financed through a combination of cash from operations and borrowings under the DKL Revolver (as defined in Note 5). As of March 31, 2015, the investment in these joint ventures totaled $6.0 million and was accounted for using the equity method.
We have agreements with Delek Logistics that, among other things, establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.

With the exception of affiliate balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, as presented below, are included in the consolidated balance sheets of Delek.

	March 31, 2015	December 31, 2014(1)

	(In millions)
	(Unaudited)
ASSETS
Cash and cash equivalents	$—	$1.9
Accounts receivable	30.3	28.0
Accounts receivable from related parties	2.8	—
Inventory	4.5	10.3
Other current assets	0.3	0.8
Net property, plant and equipment	253.7	255.1
Equity method investments	6.0	—
Goodwill	11.7	11.7
Intangible assets, net	16.3	16.5
Other non-current assets	7.0	7.3
Total assets	$332.6	$331.6
LIABILITIES AND EQUITY
Accounts payable	$14.2	$18.2
Accounts payable to related parties	—	0.6
Accrued expenses and other current liabilities	11.9	11.8
Revolving credit facility	316.4	251.8
Asset retirement obligations	3.4	3.3
Deferred tax liabilities	0.5	0.2
Other non-current liabilities	6.8	5.9
Equity	(20.6)	39.8
Total liabilities and equity	$332.6	$331.6

(1) These amounts have been restated to reflect the assets and liabilities acquired in the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition.

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

Carrying value of inventories consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Refinery raw materials and supplies	$175.8	$158.8
Refinery work in process	39.8	26.5
Refinery finished goods	228.1	235.1
Retail fuel	10.0	10.9
Retail merchandise	26.4	28.0
Logistics refined products	4.5	10.3
Total inventories	$484.6	$469.6
At March 31, 2015 and December 31, 2014, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $1.1 million and $0.3 million, respectively.
Permanent Liquidations
During the three months ended March 31, 2015 and 2014, we incurred a permanent reduction in a LIFO layer resulting in a liquidation (loss) gain in our refinery inventory of $(3.6) million and $4.1 million, respectively. These liquidations were recognized as a component of cost of goods sold.

4. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Master Supply and Offtake Agreement (the "Supply and Offtake Agreement") with J. Aron & Company ("J. Aron"). Throughout the term of the Supply and Offtake Agreement, which was amended on December 23, 2013 to expire on April 30, 2017, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 barrels per day ("bpd") of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable (payable) related to this settlement of $4.5 million and $(4.9) million as of March 31, 2015 and December 31, 2014, respectively, which is included in accounts receivable on the condensed consolidated balance sheet. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
While title to the inventories will reside with J. Aron, this arrangement will be accounted for as a product financing arrangement. Delek incurred fees payable to J. Aron of $2.6 million and $2.4 million during the three months ended March 31, 2015 and 2014, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the Supply and Offtake Agreement on April 30, 2017, or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At March 31, 2015, Delek had 3.6 million barrels of inventory consigned for J. Aron, and we have recorded liabilities associated with this consigned inventory of $186.9 million in the condensed consolidated balance sheet.

5. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	March 31, 2015	December 31, 2014
MAPCO Revolver	$105.5	$76.0
DKL Revolver	316.4	251.8
Wells Term Loan	58.3	64.2
Reliant Bank Revolver	17.0	17.0
Promissory notes	77.8	76.0
Lion Term Loan, net of $0.2 million and $0.3 million debt discount at March 31, 2015 and December 31, 2014, respectively	98.8	104.2
Capital lease obligations	0.4	0.5
	674.2	589.7
Less: Current portion of long-term debt, notes payable and capital lease obligations	56.4	56.4
	$617.8	$533.3
MAPCO Revolver
Our subsidiary, MAPCO Express, has a revolving credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders that was amended and restated on May 6, 2014 (the "MAPCO Revolver"). The MAPCO Revolver consists of a $160.0 million revolving credit limit which includes (i) a $10.0 million swing line loan sub-limit; (ii) a $40.0 million letter of credit sub-limit; and (iii) an accordion feature which permits an increase in borrowings by up to $50.0 million, subject to additional lender commitments. As of March 31, 2015, we had $105.5 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $2.6 million, with approximately $51.9 million availability remaining. Borrowings under the MAPCO Revolver are secured by (i) substantially all the assets of MAPCO Express and its subsidiaries, subject to certain exceptions and limitations, (ii) all of Delek’s shares in MAPCO Express, and (iii) a limited guaranty provided by Delek of up to $50.0 million in obligations. The MAPCO Revolver will mature on May 6, 2019. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or London Interbank Offered Rate ("LIBOR") rate loans. At March 31, 2015, the weighted average borrowing rate under the MAPCO Revolver was approximately 2.27%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2015, this fee was 0.25% per year.
Wells ABL
Our subsidiary, Delek Refining, Ltd., has an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the "Wells ABL") that consists of (i) a $600.0 million revolving loan (the "Wells Revolving Loan"), which includes a $55.0 million swing line loan sub-limit and a $550.0 million letter of credit sub-limit, (ii) a $70.0 million delayed single draw term loan (the "Wells Term Loan"), and (iii) an accordion feature which permits an increase in the size of the revolving credit facility to an aggregate of $875.0 million, subject to additional lender commitments and the satisfaction of certain other conditions precedent. The Wells Revolving Loan matures on January 16, 2019 and the Wells Term Loan matures on December 31, 2016. The Wells Term Loan is subject to repayment in level principal installments of approximately $5.8 million per quarter, beginning December 31, 2014, with a final balloon payment due on December 31, 2016. As of March 31, 2015, under the Wells ABL, we had letters of credit issued totaling approximately $90.0 million and no amounts outstanding under the Wells Revolving Loan; under the Wells Term Loan we had approximately $58.3 million outstanding. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the Wells Revolving Loan and Wells Term Loan bear interest based on separate predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At March 31, 2015, the weighted average borrowing rate under the Wells Term Loan was approximately 3.93%. Additionally, the Wells ABL requires us to pay a quarterly unused credit commitment fee. As of March 31, 2015, this fee was approximately 0.38% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, as of March 31, 2015, was $132.4 million.

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
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of March 31, 2015, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on December 30, 2019. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR, or a Canadian Dealer Offered Rate plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin, in each case, varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At March 31, 2015, the weighted average borrowing rate was approximately 2.60%. Additionally, the DKL Revolver requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2015, this fee was 0.30% per year. As of March 31, 2015, Delek Logistics had $316.4 million of outstanding borrowings under the credit facility, as well as letters of credit issued of $4.5 million. Amounts available under the DKL Revolver, as of March 31, 2015, were approximately $379.1 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank, which was amended on June 26, 2014 (the "Reliant Bank Revolver"). The Reliant Bank Revolver provides for unsecured loans of up to $17.0 million. As of March 31, 2015, we had $17.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2016, and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of March 31, 2015, we had no undrawn amounts available under the Reliant Bank Revolver.
Promissory Notes
In 2011, Delek began construction on new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate notes for each BTS project with Standard Insurance Company (collectively, the "Notes") varying in size from $1.0 million to $2.2 million. The Notes bear interest at fixed rates, ranging from 5.00% to 6.38% per annum. Each of the Notes is secured by the land or leasehold interest, as applicable, and the building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, payments of principal on each respective Note are due over a ten-year term calculated using a 25-year amortization schedule. If any Note is not paid in full after the initial ten-year period, we may continue to make monthly payments under the Note; however, the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first 20-year period. The final maturity dates of the Notes range from June 1, 2036 to November 1, 2039. As of March 31, 2015, we had amounts drawn under 29 Notes related to these BTS projects, for a total amount of approximately $47.8 million outstanding under the Notes.
On April 29, 2011, Delek entered into a $50.0 million promissory note (the "Ergon Note") with Ergon, Inc. ("Ergon") in connection with the closing of our acquisition of Lion Oil. As of March 31, 2015, $30.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each, commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.00% per annum.

Lion Term Loan
Our subsidiary, Lion Oil, has a term loan credit facility (the "Lion Term Loan") with Israel Discount Bank of New York, Bank Hapoalim B.M. and Fifth Third Bank as the lenders. The Lion Term Loan was amended on June 23, 2014 to add Fifth Third Bank as an additional lender in the principal amount of $20.0 million, thereby increasing the total loan size to $110.0 million. As of March 31, 2015, $99.0 million was outstanding under the Lion Term Loan. The Lion Term Loan requires Lion Oil to make quarterly principal amortization payments in the amount of $5.5 million each, commencing on December 31, 2014. The Lion Term Loan matures on December 18, 2018, and is secured by (i) all the assets of Lion Oil (excluding inventory and accounts receivable), (ii) all of our shares in Lion Oil and (iii) a first priority lien on the subordinated and common units of Delek Logistics held by Lion Oil. Interest on the unpaid balance of the Lion Term Loan is computed at a rate per annum equal to LIBOR or the base rate, at our election, plus the applicable margins, subject in each case to an interest rate floor of 5.50% per annum. As of March 31, 2015, the weighted average borrowing rate under the Lion Term Loan was 5.50%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, DKL Revolver, Reliant Bank Revolver and Lion Term Loan, we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with a fixed charge coverage ratio financial covenant under the Wells ABL during the three months ended March 31, 2015, we may be required to comply with this covenant at times when the borrowing base excess availability is less than certain thresholds, as defined in the Wells ABL. We believe we were in compliance with all covenant requirements under each of our credit facilities as of March 31, 2015.
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
Interest-Rate Derivative Instruments
As of March 31, 2015, Delek had entered into interest rate swap and cap agreements for a total notional amount of $205.0 million. These agreements are intended to economically hedge floating interest rate risk related to our existing debt. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"), the fair value of the derivatives is recorded in other current assets in the accompanying condensed consolidated balance sheets with the offset recognized in interest expense in the accompanying condensed consolidated statements of income. The derivative instruments mature in 2015 and 2016. The estimated mark-to-market liability associated with our interest rate derivatives, as of March 31, 2015 and December 31, 2014, was $0.4 million and $0.9 million, respectively.
In accordance with ASC 815, we recorded expense representing cash settlements and changes in estimated fair value of the interest rate derivative agreements of $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to apply that treatment for future transactions.
6. Income Taxes
At March 31, 2015, Delek had unrecognized tax benefits of $2.2 million that, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount was recognized related to unrecognized tax benefits during both the three months ended March 31, 2015 and 2014.

7. Stockholders' Equity

Changes to equity during the three months ended March 31, 2015 are presented below (in millions):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2014	$1,001.7	$196.7	$1,198.4
Net (loss) income	(16.1)	5.4	(10.7)
Unrealized loss on cash flow hedges, net of deferred income tax benefit of $8.9 million and ineffectiveness loss of $5.0 million	(16.5)	—	(16.5)
Common stock dividends ($0.15 per share)	(8.2)	—	(8.2)
Distribution to non-controlling interest	—	(4.9)	(4.9)
Equity-based compensation expense	3.5	0.2	3.7
Income tax benefit from equity-based compensation expense	0.5	—	0.5
Taxes paid due to the net settlement of equity-based compensation	(1.1)	—	(1.1)
Foreign currency translation loss	(0.1)	—	(0.1)
Other	0.4	(0.3)	0.1
Balance at March 31, 2015	$964.1	$197.1	$1,161.2

Dividends

During the three months ended March 31, 2015, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Payment Date
February 23, 2015	$0.15	March 10, 2015	March 24, 2015

Stock Repurchase Program

Our Board of Directors has authorized common stock repurchases in the aggregate amount of $125.0 million. Any repurchases may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend upon prevailing market prices, general economic and market conditions and other considerations. The stock repurchase authorization does not obligate us to acquire any particular amount of stock and any unused portion of the authorization will expire on December 31, 2015. During the three months ended March 31, 2015, no shares of our common stock were repurchased under the stock repurchase authorization.

8. Equity-Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
Compensation expense for equity-based awards amounted to $3.2 million ($2.1 million, net of taxes) and $2.6 million ($1.7 million, net of taxes) for the three months ended March 31, 2015 and 2014, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of March 31, 2015, there was $26.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.
We issued 80,343 and 80,182 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three months ended March 31, 2015 and 2014, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. Such withheld shares totaled 63,173 and 58,152 shares during the three months ended March 31, 2015 and 2014, respectively.
Delek Logistics, GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for these awards was $0.4 million ($0.3 million, net of taxes) for both the three months ended March 31, 2015 and 2014. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of March 31, 2015, there was $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.8 years.
Granting of GP Interests
On March 10, 2013, we granted membership interests in Logistics GP, the general partner of Delek Logistics, to certain executives, including Ezra Uzi Yemin, our Chairman, President and Chief Executive Officer. These interests consisted of a total 1.4% membership interest in Logistics GP and vested on June 10, 2013. On December 10, 2013, we granted Mr. Yemin an additional 4.0% membership interest in Logistics GP. Half of the 4.0% vested immediately, 0.50% vested on June 10, 2014 and, subject to Mr. Yemin's continued employment with Delek, 0.25% will vest every six months following June 10, 2014 through June 10, 2017. Total compensation expense recognized for these grants amounted to $0.1 million ($0.1 million, net of taxes) for both the three months ended March 31, 2015 and 2014. As of March 31, 2015, there was $0.4 million of total unrecognized compensation cost related to non-vested GP membership interests, which is expected to be recognized over a weighted-average period of 2.2 years.
9. Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2015	2014
Weighted average common shares outstanding	57,289,925	59,248,855
Dilutive effect of equity instruments	—	629,158
Weighted average common shares outstanding, assuming dilution	57,289,925	59,878,013
Outstanding common share equivalents totaling 2,128,842 and 1,226,200 were excluded from the diluted earnings per share calculation for the three months ended March 31, 2015 and 2014, respectively, as these common share equivalents did not have a dilutive effect under the treasury stock method.

10. Segment Data
We report our operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment contribution margin.
In conjunction with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, we reclassified the components of certain operating segments. The results of the operations of the assets associated with these acquisitions were previously reported as part of our refining segment and are now reported in our logistics segment. The historical results of the operations of these assets have been reclassified to conform to the current presentation.
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
The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through both our own and third-party product terminals and pipelines. The refining segment has a combined nameplate capacity of 155,000 bpd, comprised of 75,000 bpd at the Tyler refinery and 80,000 bpd at the El Dorado refinery. The refining segment also operates two biodiesel facilities.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience store merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of March 31, 2015, we had 360 stores in total, consisting of 194 located in Tennessee, 90 in Alabama, 46 in Georgia, 13 in Arkansas, 8 in Virginia, 6 in Kentucky and 3 in Mississippi. The retail fuel and convenience stores operate under our MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 50 contracted dealer locations as of March 31, 2015. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, generally provide the same products and services, and operate in a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining segment has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. These intercompany transaction fees were $3.0 million and $3.6 million during the three months ended March 31, 2015 and 2014, respectively. Additionally, the refining segment pays transportation and storage fees to the logistics segment for the utilization of certain crude and finished product pipeline and tank assets. These fees were $24.8 million and $20.9 million during the three months ended March 31, 2015 and 2014, respectively. The refining segment sold finished product and services to the retail and logistics segments in the amount of $126.3 million and $107.2 million during the three months ended March 31, 2015 and 2014, respectively. All intersegment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended March 31, 2015
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$700.7	$338.0	$111.2	$0.7	$1,150.6
Intercompany fees and sales	126.3	—	32.3	(158.6)	—
Operating costs and expenses:
Cost of goods sold	756.9	293.2	108.4	(152.4)	1,006.1
Operating expenses	48.2	32.5	10.8	(0.1)	91.4
Segment contribution margin	$21.9	$12.3	$24.3	$(5.4)	53.1
General and administrative expenses					32.7
Depreciation and amortization					28.3
Operating income					$(7.9)
Total assets	$1,935.2	$450.2	$332.6	$178.2	$2,896.2
Capital spending (excluding business combinations)	$85.0	$1.3	$3.8	$0.6	$90.7

	Three Months Ended March 31, 2014
	Refining(1)	Retail	Logistics	Corporate, Other and Eliminations(1)	Consolidated
Net sales (excluding intercompany fees and sales)	$1,255.6	$431.6	$178.2	$0.3	$1,865.7
Intercompany fees and sales	107.2	—	25.3	(132.5)	—
Operating costs and expenses:
Cost of goods sold	1,204.5	393.5	172.2	(126.9)	1,643.3
Operating expenses	57.8	32.2	9.5	(1.0)	98.5
Segment contribution margin	$100.5	$5.9	$21.8	$(4.3)	123.9
General and administrative expenses					31.6
Depreciation and amortization					24.6
Operating income					$67.7
Total assets	$1,958.1	$449.7	$320.7	$207.5	$2,936.0
Capital spending (excluding business combinations)	$101.9	$6.6	$2.3	$3.5	$114.3

(1)	Hedging activity previously reported in corporate, other and eliminations has been allocated to the refining segment.

Property, plant and equipment and accumulated depreciation as of March 31, 2015 and depreciation expense by reporting segment for the three months ended March 31, 2015 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$1,112.5	$311.2	$517.8	$48.9	$1,990.4
Less: Accumulated depreciation	(221.2)	(57.5)	(200.2)	(10.2)	(489.1)
Property, plant and equipment, net	$891.3	$253.7	$317.6	$38.7	$1,501.3
Depreciation expense for the three months ended March 31, 2015	$15.1	$4.2	$7.7	$0.9	$27.9
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
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2015 and December 31, 2014, was as follows (in millions):

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$289.4	$—	$289.4
Liabilities
OTC commodity swaps	—	(291.0)	—	(291.0)
Interest rate derivatives	—	(0.4)	—	(0.4)
Total liabilities	—	(291.4)	—	(291.4)
Net liabilities	$—	$(2.0)	$—	$(2.0)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$389.6	$—	$389.6
Liabilities
OTC commodity swaps	—	(353.3)	—	(353.3)
Interest rate derivatives	—	(0.9)	—	(0.9)
Total liabilities	—	(354.2)	—	(354.2)
Net assets	$—	$35.4	$—	$35.4
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of March 31, 2015 and December 31, 2014, $6.3 million and $11.1 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the derivative positions with each counterparty.

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

The following table presents the fair value of our derivative instruments, as of March 31, 2015 and December 31, 2014. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will differ from the amounts presented in our condensed consolidated balance sheets (in millions):

		March 31, 2015		December 31, 2014
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$177.2	$(135.5)	$190.3	$(163.3)
OTC commodity swaps(1)	Other current liabilities	13.2	(31.7)	20.1	(37.8)
OTC commodity swaps(1)	Other long term assets	12.8	(5.6)	21.5	(14.3)
OTC commodity swaps(1)	Other long term liabilities	10.9	—	32.8	(2.7)
Interest rate derivatives	Other current assets	—	(0.4)	—	(0.6)
Interest rate derivatives	Other current liabilities	—	—	—	(0.3)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	63.5	(74.6)	97.1	(76.1)
OTC commodity swaps(1)	Other current liabilities	11.8	(9.3)	9.4	(7.1)
OTC commodity swaps(1)	Other long term liabilities	—	(34.3)	18.4	(52.0)
Total gross fair value of derivatives		$289.4	$(291.4)	$389.6	$(354.2)
Less: Counterparty netting and cash collateral(2)		245.8	(252.1)	333.0	(344.1)
Less: Amounts subject to master netting arrangements that are not netted on the balance sheet		10.4	(10.4)	3.2	(3.2)
Total net fair value of derivatives		$33.2	$(28.9)	$53.4	$(6.9)

(1)
As of March 31, 2015 and December 31, 2014, we had open derivative contracts representing 9,571,900 barrels and 11,169,150 barrels, respectively, of crude oil and refined petroleum products. Of these open contracts, contracts representing 4,912,400 barrels and 4,512,400 barrels were designated as hedging instruments as of March 31, 2015 and December 31, 2014, respectively.

(2)
As of March 31, 2015 and December 31, 2014, $6.3 million and $11.1 million, respectively, of cash collateral has been netted with the derivative positions with each counterparty. Included in these amounts is $2.0 million of cash collateral associated with our interest rate derivatives as of both March 31, 2015 and December 31, 2014.

For the three months ended March 31, 2015 and 2014, we recognized total gains on our commodity derivatives of $8.3 million and $32.6 million, respectively. The gains on commodity derivatives were recorded in cost of goods sold on the condensed consolidated statements of income.
Recognized gains (losses) associated with derivatives not designated as hedging instruments for the three months ended March 31, 2015 and 2014 are as follows (in millions):

		Three Months Ended March 31,
Derivative Type	Income Statement Location	2015	2014
OTC commodity swaps	Cost of goods sold	$5.4	$27.8
Interest rate derivatives	Interest expense	(0.1)	(0.2)
	Total	$5.3	$27.6

(Losses) gains on our derivatives designated as cash flow hedging instruments for the three months ended March 31, 2015 and 2014 are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
OTC commodity swaps:
(Loss) gain recognized in OCI (effective portion)	$(22.5)	$29.5
Gain reclassified from accumulated OCI into cost of goods sold on closed positions (effective portion)	$7.9	$1.7
(Loss) gain recognized in cost of goods sold related to ineffectiveness	$(5.0)	$3.1
For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2015 or 2014. As of March 31, 2015 and December 31, 2014, losses of $28.8 million and $12.3 million, respectively, on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. Gains of $5.0 million and $1.1 million, net of tax, on settled contracts were reclassified into cost of sales during the three months ended March 31, 2015 and 2014, respectively. We estimate that $13.1 million of these deferred losses will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. There were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting for the three months ended March 31, 2015 or 2014.
13. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters.
Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
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
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by agencies, including the United States Environmental Protection Agency (the "EPA"), the United States Department of Transportation, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws for the operation of our refineries, biodiesel facilities, terminals, pipelines, underground storage tanks ("USTs"), trucks, rail cars and related operations, and may be subject to revocation, modification and renewal.
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.
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
As of March 31, 2015, we have recorded an environmental liability of approximately $9.3 million, primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. We expect approximately $0.5 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.2 million in other current assets and $0.3 million in other non-current assets in our condensed consolidated balance sheet as of March 31, 2015. Approximately $0.9 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of March 31, 2015, our accrual for such UST-related remediation was less than $0.1 million.
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
In recent years, various legislative and regulatory measures to address climate change and greenhouse gas ("GHG") emissions (including carbon dioxide, methane and nitrous oxides) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as mobile transportation sources and fuels. We are not aware of any state or regional initiatives for controlling existing GHG emissions that would affect our refineries. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. The EPA also has indicated that it intends to regulate refinery GHG emissions from new and existing sources through a New Source Performance Standard ("NSPS"), although there is no firm proposal or date for such regulation and the EPA has said that such a performance standard is not imminent.
Since the 2010 calendar year, EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Effective January 2011, the EPA began regulating GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration ("PSD") and Federal Operating Permit ("Title V") programs. In June 2014, the United States Supreme Court ruled that the EPA may not require PSD and Title V permits solely because of GHG emissions, but may require Best Available Control Technology (“BACT”) for GHG emissions above a certain threshold if emissions of other pollutants would otherwise require PSD permitting. While this decision does not impose any limits or controls on GHG emissions from current operations, GHG emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements such as BACT. We do not believe this decision will materially affect our operations. Other litigation challenging the EPA’s authority to regulate GHG emissions is pending in federal court.
In mid-2012, the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants. In September 2012, the EPA finalized revisions to the NSPS for Petroleum Refineries ("NSPS Subpart Ja") that primarily affects flares and process heaters. We believe our existing process heaters meet the applicable requirements and our refineries have not received any associated inquiries or requests for information, nor are they a party to any associated enforcement action at this time. The NSPS will impact the way some flares at our Tyler and El Dorado refineries are designed and/or operated. Affected flares have three years to comply with the new standard. We implemented capital projects at our Tyler refinery related to flare compliance during the 2015 turnaround and additional projects will be implemented later in 2015 and 2016.
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
The Energy Independence and Security Act of 2007 ("EISA") increased the amounts of renewable fuel required to be blended into domestic transportation fuel supplies by the Energy Policy Act of 2005 to 32 billion gallons by 2022. The Renewable Fuel Standard - 2 (RFS-2) rule finalized by the EPA in 2010 to implement EISA, requires that most refiners blend increasing amounts of biofuels with refined products through 2022. Because EISA requires specified volumes of biofuels, if the demand for motor fuels decreases in future years, even higher percentages of biofuels may be required. Alternatively, credits called Renewable Identification Numbers ("RINs") can be used instead of physically blending biofuels. In 2013, we internally generated, through our logistics, retail and refining segments, most of the RINs required to meet the obligations of our refineries, including a carryover of 2012 RINs, with a net surplus of biodiesel RINs that were available to be sold to purchase RINs in other categories. The cost of purchased biofuel credits is charged to cost of sales as such credits are needed to satisfy our obligation. To the extent we have not purchased enough biofuel credits to satisfy our obligation as of the balance sheet date, we charge cost of sales for such deficiency based on the market price of the biofuel credits as of the balance sheet date, and we record a liability for our obligation to purchase those credits.
In November 2013, the EPA proposed slightly lower overall renewable fuel obligations for 2014 in recognition of blending issues associated with exceeding the 10% "blendwall" (the 10% limit on ethanol in most vehicle warranties) in gasoline; however, the EPA has not yet finalized the 2014 required volumes or proposed required volumes of renewable fuels for 2015. In April 2014, the EPA agreed to enter into a Consent Decree whereby in June 2015 they will re-propose the 2014 volume requirements as well as the 2015 required volumes and finalize those volume requirements by November 2015. In announcing the settlement, the EPA said it would propose volume requirements for 2014 that reflect the volumes of renewable fuel that were actually used in 2014. We acquired most of the RINs required to meet the November 2013 proposed volumes through internal operations of our refineries and other business units. If the final rule requires higher volumes than originally proposed, it will be necessary for our refineries to purchase additional RINs in the market. It is not possible at this time to predict with certainty what those volumes or costs may be but given the potential increase in volumes and the volatile price of RINs, any retroactive increase in renewable volume requirements for 2014 could have an adverse impact on our results of operations.
The EPA finalized Tier 3 gasoline rules in March 2014. The final Tier 3 rule requires a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm and retains the current maximum per-gallon sulfur content of 80 ppm. Larger refineries must comply with the 10 ppm sulfur standard by January 1, 2017 but the final rule provides a three-year waiver period, to January 1, 2020, for small volume refineries that processed less than 75,000 bpd in 2011 or 2012. Both of our refineries meet this waiver provision and will have until January 1, 2020 to comply. We anticipate that the Tyler refinery will meet these new limits when they become effective with only minor operational changes and that a minor capital project may be required for additional sulfur removal capacity at the El Dorado refinery.
Following the November 2008 explosion and fire at the Tyler refinery, the EPA conducted an investigation under Section 114 of the Clean Air Act pertaining to our compliance with the chemical accident prevention standards. In late 2011, the EPA referred an enforcement action to the U.S. Department of Justice and in the fourth quarter of 2014, we settled this matter by entering into a Consent Decree with the government. The Consent Decree required Delek to pay a penalty of $0.5 million and make a minor change to its written inspection procedures. The Consent Decree terminated upon completion of these requirements and had no effect on production at the refinery and no cost implications other than the penalty amount.
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
Letters of Credit
As of March 31, 2015, we had in place letters of credit totaling approximately $99.2 million with various financial institutions securing obligations primarily with respect to our workers’ compensation and general liability self-insurance programs, crude oil purchases for the refining segment and gasoline and diesel purchases for the logistics segment. No amounts were drawn by beneficiaries of these letters of credit at March 31, 2015.
14. Subsequent Events
Dividend Declaration
On May 5, 2015, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on June 16, 2015 to shareholders of record on May 26, 2015.
Alon USA Energy Stock Purchase Agreement
On April 14, 2015, we entered into a Stock Purchase Agreement (the "SPA") with Alon Israel Oil Company, Ltd. ("Alon Israel"), providing for our acquisition of approximately 33.7 million shares of Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA") common stock currently owned by Alon Israel (the "ALJ Shares"). The ALJ Shares represent an equity interest in Alon USA of approximately 48%. The acquisition of the ALJ Shares will be completed with a combination of (i) the issuance of 6.0 million restricted shares of our common stock to Alon Israel, (ii) $200.0 million in cash at closing that is expected to be funded with a combination of cash on hand and borrowings on new or existing credit facilities and (iii) an unsecured $145.0 million term promissory note payable to Alon Israel that will bear interest at a rate of 5.5% per annum and require five annual principal amortization payments of $25.0 million beginning in January 2016, followed by a final principal amortization payment of $20.0 million at maturity in January 2021. In addition, we are required to issue to Alon Israel an additional 200,000 restricted shares of our common stock, if, within two years of the closing of the transaction, the closing price of our common stock is greater than $50.00 per share for at least 30 consecutive trading days.

The closing of the transactions contemplated by the SPA are subject to certain conditions, including, the replacement of Alon Israel representatives on the Alon USA board of directors with representatives acceptable to Delek, the receipt of required governmental and other third party approvals (or the termination or expiration of applicable waiting periods), the continued applicability of the Alon USA board of directors' prior approval of the transaction under Section 203 of the Delaware General Corporation Law and other customary closing conditions.
The SPA may be terminated under several circumstances, including by mutual agreement, or by us or Alon Israel if the transaction has not closed or the closing conditions to be satisfied by the other party are incapable of being satisfied on or before August 14, 2015. The transaction is expected to close in the second quarter of 2015.
Fouke Junction Spill
On April 28, 2015, a release of an estimated 100 barrels of crude oil occurred from a gathering line owned by our logistics segment near Fouke, Arkansas.  No significant environmental or public impacts have been identified.  Cleanup operations are being coordinated with state and federal officials and may continue for several weeks.  Site maintenance, and remediation, if determined necessary, may continue for several months or longer.  Based on current information available to us, we can not estimate the costs and liabilities, including any potential fines and penalties, associated with this event. However, we do not believe the total costs associated with this event, including any fines or penalties and net of any partial insurance reimbursement, will have a material, adverse effect upon our business, financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 26, 2015 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. Unless the context otherwise requires, references to "Delek," "the Company," and "we," "our," or "us," and like terms refer to Delek US Holdings, Inc. and its consolidated subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) refining, (2) logistics, and (3) retail. Our refining segment operates independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude distillation capacity of 155,000 barrels per day ("bpd"). Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for both our refining segment and third parties. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 360 company-operated retail fuel and convenience stores located in Tennessee, Alabama, Georgia, Arkansas, Virginia, Kentucky and Mississippi.
We currently own a 59.9% limited partner interest in Delek Logistics Partners, LP ("Delek Logistics") and a 95.9% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the income distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us and included certain assets formerly owned or used by certain of our subsidiaries. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations.
In conjunction with the acquisition by a subsidiary of Delek Logistics of two crude oil offloading racks and related ancillary assets adjacent to the El Dorado refinery (the "El Dorado Offloading Racks Acquisition") and the acquisition of a crude oil storage tank and related ancillary assets adjacent to the Tyler refinery (the "Tyler Crude Tank Acquisition"), we reclassified the components of certain operating segments. The results of the operations of the assets associated with these acquisitions were previously reported as part of our refining segment and are now reported in our logistics segment. The historical results of the operations of these assets have been reclassified to conform to the current presentation.
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
The cost to acquire the refined fuel products we sell to our wholesale customers in our logistics segment and to retail customers at our convenience stores in our retail segment depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Our retail merchandise sales are driven by convenience, customer service, competitive pricing and branding. Motor fuel margin is equal to sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon basis. Our motor fuel margins are impacted by local supply, customer demand, weather, competitor pricing and product brand.
As part of our overall business strategy, we regularly evaluate opportunities to expand and complement our business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.
Recent Developments
Alon USA Energy Stock Purchase Agreement
On April 14, 2015, we entered into a Stock Purchase Agreement (the "SPA") with Alon Israel Oil Company, Ltd. ("Alon Israel"), providing for our acquisition of approximately 33.7 million shares of Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA") common stock currently owned by Alon Israel (the "ALJ Shares"). The ALJ Shares represent an equity interest in Alon USA of approximately 48%. The acquisition of the ALJ Shares will be completed with a combination of (i) the issuance of 6.0 million restricted shares of our common stock to Alon Israel, (ii) $200.0 million in cash at closing that is expected to be funded with a combination of cash on hand and borrowings on new or existing credit facilities and (iii) an unsecured $145.0 million term promissory note payable to Alon Israel that will bear interest at a rate of 5.5% per annum and require five annual principal amortization payments of $25.0 million beginning in January 2016, followed by a final principal amortization payment of $20.0 million at maturity in January 2021. In addition, we are required to issue to Alon Israel an additional 200,000 restricted shares of our common stock, if, within two years of the closing of the transaction, the closing price of our common stock is greater than $50.00 per share for at least 30 consecutive trading days.
The closing of the transactions contemplated by the SPA are subject to certain conditions, including, the replacement of Alon Israel representatives on the Alon USA board of directors with representatives acceptable to Delek, the receipt of required governmental and other third party approvals (or the termination or expiration of applicable waiting periods), the continued applicability of the Alon USA board of directors' prior approval of the transaction under Section 203 of the Delaware General Corporation Law and other customary closing conditions.
The SPA may be terminated under several circumstances, including by mutual agreement, or by us or Alon Israel if the transaction has not closed or the closing conditions to be satisfied by the other party are incapable of being satisfied on or before August 14, 2015. The transaction is expected to close in the second quarter of 2015.

Tyler Expansion Project/Turnaround
During the first quarter of 2015, we completed a maintenance turnaround at the Tyler refinery, as well as replaced the fluid catalytic cracking reactor (the "Tyler Maintenance Turnaround"). In addition, during the turnaround, we completed a project to expand the crude nameplate capacity at the Tyler refinery by 15,000 bpd to 75,000 bpd. The expansion increased the crude processing unit to 75,000 bpd, the distillate hydrotreating unit to 36,000 bpd and the naphtha hydrotreating unit to 28,000 bpd (the "Tyler Expansion" and, together with the Tyler Maintenance Turnaround, the "Tyler Project"). The cost of the Tyler Expansion is expected to be approximately $69.5 million, of which approximately $58.4 million was spent through March 31, 2015. This expansion project was primarily financed with the $70.0 million term loan under our Wells ABL credit facility.
Logistics Segment Acquisitions
In March 2015, a subsidiary of Delek Logistics completed the El Dorado Offloading Racks Acquisition, which consisted of two crude oil offloading racks, which racks are designed to receive up to 25,000 bpd of light crude oil or 12,000 bpd of heavy crude oil, or some combination of the two, delivered by rail to the El Dorado refinery and related ancillary assets adjacent to the El Dorado refinery from Lion Oil. The cash paid for the assets acquired was approximately $42.5 million, financed with borrowings under the amended and restated Delek Logistics revolving credit agreement.
In March 2015, a subsidiary of Delek Logistics completed the Tyler Crude Tank Acquisition, which consisted of a crude oil storage tank with 350,000 barrels of shell capacity that supports the Tyler refinery and related ancillary assets adjacent to our Tyler refinery from Refining. The purchase price paid for the assets acquired was $19.4 million in cash financed with borrowings under the amended and restated Delek Logistics revolving credit agreement.
Return to Shareholders
Dividends
On March 24, 2015, we paid a regular dividend of $0.15 per share, declared on February 23, 2015 to shareholders of record on March 10, 2015. On May 5, 2015, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on June 16, 2015 to shareholders of record on May 26, 2015.
Stock Repurchase Program
In 2015, the Board of Directors authorized a share repurchase program for up to $125.0 million of the our common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock, and the authorization under the repurchase program will expire on December 31, 2015. During the three months ended March 31, 2015, no shares of our common stock were repurchased under the stock repurchase authorization.
Market Trends
Our results of operations are significantly affected by the cost of the commodities that we purchase, process, produce and sell. Sudden change in petroleum-based commodity prices is our primary source of market risk. Historically, our profitability has been affected by the volatility of commodity prices, including crude oil and refined products.
We continue to experience volatility in the energy markets. The price of WTI crude oil ranged from a high of $53.53 per barrel to a low of $43.46 per barrel during the first three months of 2015 and averaged $48.80 and $98.60 per barrel in the first three months of 2015 and 2014, respectively. The Gulf Coast crack spread ranged from a high of $23.54 per barrel to a low of $9.93 per barrel and averaged $14.99 per barrel during the first three months of 2015, compared to an average of $15.01 in the same period of 2014.
Our Tyler and El Dorado refineries both continued to have access to discounted WTI and WTI-linked crude feedstocks during the first three months of 2015.  However, as new pipelines and rail capabilities have increased others' access to price-advantaged crude oil supplies in the mid-continent region, we have experienced a decline in certain crude oil price differentials. The price of WTI crude oil declined to an average discount of $6.49 per barrel when compared to Brent crude oil during the first three months of 2015, compared to a discount of $9.30 per barrel in the same period of 2014. The WTI Midland crude oil discount to WTI Cushing crude oil averaged $1.98 per barrel in the first three months of 2015, compared to an average of $3.54 in the same period of 2014, which was partially offset by a change in the crude oil futures market that was in contango in the first quarter of 2015, compared to a backwardated market in the first quarter of 2014. As these price differentials decrease, so does our competitive advantage inherent in our access to WTI-linked crude oils.
Environmental regulations continue to affect our margins in the form of the increasing cost of Renewable Identification Numbers ("RINs"). On a consolidated basis, we work to balance our RINs obligations in order to minimize the effect of RINs on our results. While we generate RINs in all three operating segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs can adversely affect our results of operations. The cost of ethanol RINs has fluctuated from an average of $0.45 in the first quarter of 2014 to an average of $0.69 in the first quarter of 2015. The cost of biodiesel RINs has fluctuated from an average of $0.85 in the first quarter of 2014 to an average of $1.12 in the first quarter of 2015.
As part of our overall business strategy, management determines the cost to store crude oil, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude oil or other intermediate feedstocks based on various factors, including the crude pricing market in the U.S. Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude oil vendors, and any other factors which may impact the costs of crude oil. During the first three months of 2015, crude oil and refined product inventories increased as compared to the end of 2014, primarily due to a build up of crude oil inventory as a result of the downtime at the Tyler refinery due to the Tyler Project, which was completed during the first quarter of 2015, as well as a build up of finished product inventory at the El Dorado refinery primarily due to lower seasonal demand for asphalt products.
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
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2015, from those disclosed in our Annual Report on Form 10-K.
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

Summary Financial and Other Information
The following table provides summary financial data for Delek:

	Three Months Ended
Statement of Operations Data	March 31,
	2015	2014
	(In millions, except share and per share data)
Net sales	$1,150.6	$1,865.7
Operating costs and expenses:
Cost of goods sold	1,006.1	1,643.3
Operating expenses	91.4	98.5
General and administrative expenses	32.7	31.6
Depreciation and amortization	28.3	24.6
Total operating costs and expenses	1,158.5	1,798.0
Operating (loss) income	(7.9)	67.7
Interest expense	10.1	9.6
Interest income	(0.4)	(0.4)
Other income, net	(0.9)	(0.1)
Total non-operating expenses	8.8	9.1
(Loss) income before taxes	(16.7)	58.6
Income tax (benefit) expense	(6.0)	19.3
Net (loss) income	(10.7)	39.3
Net income attributed to non-controlling interest	5.4	5.6
Net (loss) income attributable to Delek	$(16.1)	$33.7
Basic (loss) earnings per share	$(0.28)	$0.57
Diluted (loss) earnings per share	$(0.28)	$0.56

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2015 versus the Three Months Ended March 31, 2014
Consolidated net loss for the first quarter of 2015 was $16.1 million, or a loss of $0.28 per basic share, compared to net income of $33.7 million, or $0.56 per diluted share, for the first quarter of 2014.
In the first quarters of 2015 and 2014, we generated net sales of $1,150.6 million and $1,865.7 million, respectively, a decrease of $715.1 million, or 38.3%. The decrease in net sales was primarily due to a decrease in sales volume attributable to the downtime at the Tyler refinery as a result of the Tyler Project, which were partially offset by an increase in sales volume at the El Dorado refinery due to it being shut down during a turnaround in the first quarter of 2014, as well as decreases in the price of finished products in all three operating segments in the first quarter of 2015, compared to the same period in 2014.
Cost of goods sold was $1,006.1 million for the first quarter of 2015 compared to $1,643.3 million for the first quarter of 2014, a decrease of $637.2 million, or 38.8%. The decrease in cost of goods sold primarily resulted from a decrease in the cost of both crude oil feedstocks in the refining segment and refined products in both the retail and logistics segments, as well as a decrease in sales volume due to downtime at the Tyler refinery as a result of the Tyler Project. These decreases were partially offset by increased sales volumes at the El Dorado refinery and a decrease in gains associated with our hedging program, to $8.3 million for the first quarter of 2015, compared to $32.6 million for the first quarter of 2014.
Operating expenses were $91.4 million for the first quarter of 2015 compared to $98.5 million for the first quarter of 2014, a decrease of $7.1 million, or 7.2%. The decrease in operating expenses was primarily due to decreased expenses in the refining segment, resulting from downtime at the Tyler refinery due to the Tyler Project during the first quarter of 2015.
General and administrative expenses were $32.7 million and $31.6 million for the first quarter of 2015 and 2014, respectively, an increase of $1.1 million, or 3.5%. The increase in general and administrative expenses was primarily due to an increase in legal expenses associated with potential acquisitions in the first quarter of 2015, as compared to the same period of 2014. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $28.3 million for the first quarter of 2015 compared to $24.6 million for the first quarter of 2014, an increase of $3.7 million, or 15.0%. The increase in depreciation expense is primarily attributable to new capital expenditures, as well as several acquisitions completed in 2014.
Interest expense was $10.1 million for the first quarter of 2015 compared to $9.6 million for the first quarter of 2014, an increase of $0.5 million, or 5.2%. The increase was primarily attributable to increases in interest costs under our credit facilities due to changes in debt utilization and interest rates thereunder.
Other income was $0.9 million for the first quarter of 2015 compared to $0.1 million for the first quarter of 2014, an increase of $0.8 million, or 800.0%. The increase in other income was primarily attributable to an increase in foreign transactions resulting in foreign currency gains.
Income tax (benefit) expense was $(6.0) million for the first quarter of 2015, compared to $19.3 million for the first quarter of 2014, a decrease of $25.3 million, or 131.1%. The decrease was primarily attributable to the pre-tax loss for the three months ended March 31, 2015 of $16.7 million, compared to pre-tax income of $58.6 million in the same period of 2014. Our effective tax rate was 35.9% for the first quarter of 2015, compared to 32.9% for the first quarter of 2014. The change in our effective tax rate in the first quarter of 2015 was primarily due to the amortization of certain prepaid taxes and the actualization of prior-year provision amounts in the first quarter of 2015, compared to the first quarter of 2014.

Operating Segments
We report operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
In conjunction with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, we reclassified the components of certain operating segments. The results of the operations of the assets associated with these acquisitions were previously reported as part of our refining segment and are now reported in our logistics segment. The historical results of the operations of these assets have been reclassified to conform to the current presentation.
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
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended March 31,
	2015	2014
Refining Segment Contribution:
Net sales	$827.0	$1,362.8
Cost of goods sold	756.9	1,204.5
Gross Margin	70.1	158.3
Operating expenses	48.2	57.8
Contribution margin	$21.9	$100.5
Tyler Refinery
Days in period	90	90
Total sales volume (average bpd)(1)	23,200	66,033
Products manufactured (average bpd):
Gasoline	11,514	37,030
Diesel/Jet	7,359	25,107
Petrochemicals, LPG, NGLs	410	1,947
Other	346	1,770
Total production	19,629	65,854
Throughput (average bpd):
Crude oil	18,574	58,276
Other feedstocks	1,470	8,470
Total throughput	20,044	66,746
Per barrel of sales(3):
Tyler refining margin(4)	$8.32	$17.46
Direct operating expenses(5)	$9.76	$4.65

	Three Months Ended March 31,
	2015	2014
El Dorado Refinery
Days in period	90	90
Total sales volume (average bpd)(2)	79,140	58,875
Products manufactured (average bpd):
Gasoline	40,006	22,572
Diesel	28,440	16,698
Petrochemicals, LPG, NGLs	665	602
Asphalt	8,082	3,029
Other	1,757	529
Total production	78,950	43,430
Throughput (average bpd):
Crude oil	76,695	37,459
Other feedstocks	3,380	7,382
Total throughput	80,075	44,841
Per barrel of sales(3):
El Dorado refining margin(4)	$7.81	$9.59
Direct operating expenses(5)	$3.72	$5.49

Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$48.80	$98.60
WTI — Midland crude oil (per barrel)	$47.18	$92.65
US Gulf Coast 5-3-2 crack spread (per barrel)	$14.99	$15.01
US Gulf Coast Unleaded Gasoline (per gallon)	$1.50	$2.62
Ultra low sulfur diesel (per gallon)	$1.69	$2.93
Natural gas (per MMBTU)	$2.87	$5.18
_____________________________

(1)
Sales volume includes 478 bpd and 736 bpd sold to the logistics segment during the three months ended March 31, 2015 and 2014, respectively. There were no sales to the logistics segment during the three months ended March 31, 2015. Sales volume also includes sales of 1,340 bpd and 7,026 bpd of intermediate and finished products to the El Dorado refinery during the three months ended March 31, 2015 and 2014, respectively. Sales volume excludes 6,091 bpd of wholesale activity during the three months ended March 31, 2015. There was no wholesale activity during the three months ended March 31, 2014.

(2)
Sales volume includes 4,472 bpd and 3,896 bpd of produced finished product sold to the retail segment during the three months ended March 31, 2015 and 2014, respectively. Sales volume also includes 139 and 2,198 bpd of produced finished product sold to the Tyler refinery during the three months ended March 31, 2015 and 2014, respectively. Sales volume excludes 23,494 bpd and 11,521 bpd of wholesale activity during the three months ended March 31, 2015 and 2014, respectively.

(3)	"Per barrel of sales" information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) by the total barrels sold during the period.

(4)	"Refining margin" is defined as refinery net sales less cost of goods sold.

(5)	"Direct operating expenses" are defined as operating expenses attributed to the refining segment.

Comparison of the Three Months Ended March 31, 2015 versus the Three Months Ended March 31, 2014
Contribution margin for the refining segment decreased to $21.9 million, or 41.2% of our consolidated contribution margin, in the first quarter of 2015, compared to $100.5 million, or 81.1% of our consolidated segment contribution margin, in the first quarter of 2014. The refining segment contribution margin decline was primarily attributable to a decrease in sales volumes at the Tyler refinery, attributable to downtime at the Tyler refinery as a result of the Tyler Project, partially offset by an increase in sales volumes at the El Dorado refinery, as well as a decline in margins at both the Tyler and El Dorado refineries. Margins at both refineries were negatively impacted by several factors. First, the discount between WTI Midland crude oil and WTI Cushing crude oil narrowed, to an average of $1.98 per barrel in the first quarter of 2015, compared to $3.54 per barrel in the first quarter of 2014, which was partially offset by a change in the crude oil futures market that was in contango in the first quarter of 2015, compared to a backwardated market in the first quarter of 2014. Second, there were higher costs due to inventory adjustments associated with a declining market price environment. Finally, we recognized gains on derivative positions of $8.0 million in the first quarter of 2015, compared to $32.8 million in the first quarter of 2014. Contribution margin was also impacted by renewable fuel fixed price contracts that were above market prices during the period.
Net sales for the refining segment were $827.0 million for the first quarter of 2015 compared to $1,362.8 million for the first quarter of 2014, a decrease of $535.8 million, or 39.3%. The decrease was primarily due to a 64.9% decrease in sales volume at the Tyler refinery, partially offset by a 34.4% increase in total sales volume at the El Dorado refinery. The decrease in sales volume at the Tyler refinery was attributable to downtime at the Tyler refinery as a result of the Tyler Project, which we completed during the first quarter of 2015. The increase in sales volume at the El Dorado refinery was primarily the result of downtime at the El Dorado refinery during a turnaround in the first quarter of 2014. Decreases in the price of U.S. Gulf Coast gasoline and ULSD further contributed to the decrease in net sales in the first quarter of 2015 as compared to the first quarter of 2014. During the first quarters of 2015 and 2014, the refining segment sold $126.3 million and $107.2 million, or 21,337 bpd and 10,109 bpd, respectively, of finished product and services to the logistics and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the first quarter of 2015 for the refining segment was $756.9 million compared to $1,204.5 million for the first quarter of 2014, a decrease of $447.6 million, or 37.2%. This decrease was a result of a decrease in the cost of WTI crude oil, from an average of $98.60 per barrel in the first quarter of 2014 to an average of $48.80 in the first quarter of 2015, as well as a decrease in sales volume at the Tyler refinery due to downtime at the Tyler refinery as a result of the Tyler Project, which we completed during the first quarter of 2015. These decreases were partially offset by the increase in sales volume at the El Dorado refinery.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $24.8 million and $20.9 million during the first quarters of 2015 and 2014, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses for the refining segment were $48.2 million for the first quarter of 2015 compared to $57.8 million for the first quarter of 2014, a decrease of $9.6 million, or 16.6%. The decrease in operating expenses was primarily due to downtime associated with the Tyler Project, as well as decreases in natural gas and chemical expenses at both refineries.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations:

	Three Months Ended March 31,
	2015	2014
Logistics Segment Contribution:
Net sales	$143.5	$203.5
Cost of goods sold	108.4	172.2
Gross Margin	35.1	31.3
Operating expenses	10.8	9.5
Contribution margin	$24.3	$21.8
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	26,956	62,432
West Texas wholesale marketing throughputs (average bpd)	16,645	15,999
West Texas wholesale marketing margin per barrel	$1.40	$3.57
Terminalling throughputs (average bpd) (2)	66,828	89,924
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	56,687	26,644
Refined products pipelines to Enterprise Systems	55,929	31,773
SALA Gathering System	21,538	23,113
East Texas Crude Logistics System	19,054	11,031
_____________________________

(1)	Excludes jet fuel and petroleum coke.

(2)
Consists of terminalling throughputs at our Tyler, Big Sandy and Mount Pleasant, Texas, North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals. Throughputs at the El Dorado, Arkansas terminal are for the period from February 10, 2014 through March 31, 2015. Prior to February 10, 2014, the logistics segment did not record revenue for throughput at the El Dorado, Arkansas terminal. Throughputs for the Mount Pleasant Terminal are for the period from October 1, 2014 through March 31, 2015, following its acquisition. Throughputs for the Memphis and Nashville, Tennessee, Tyler and Big Sandy, Texas and the North Little Rock, Arkansas terminals are for all periods presented.

Comparison of the Three Months Ended March 31, 2015 versus the Three Months Ended March 31, 2014
Contribution margin for the logistics segment increased to $24.3 million, or 45.8% of our consolidated segment contribution margin in the first quarter of 2015, compared to $21.8 million, or 17.6% of our consolidated segment contribution margin, in the first quarter of 2014. The increase in the logistics segment contribution margin was primarily attributable to the effect of the throughput and tankage agreements we entered into with the refining segment in connection with the El Dorado Acquisition and volume increases on our Lion Pipeline System during the first quarter of 2015 as compared to the first quarter of 2014. Volume increases on our Lion Pipeline System were attributable to reduced operations at the El Dorado refinery as a result of the maintenance turnaround performed at the refinery in the first quarter of 2014. These increases were partially offset by lower margins in our operations in west Texas as a result of lower fuel prices, which decreased significantly during the first quarter of 2015 as compared to the first quarter of 2014.
Net sales for the logistics segment were $143.5 million in the first quarter of 2015 compared to $203.5 million for the first quarter of 2014, a decrease of $60.0 million, or 29.5%. The decrease is attributable to decreases in the average sales prices per gallon of gasoline and diesel. The average sales price per gallon of gasoline decreased $1.13 per gallon during the first quarter of 2015, to $1.51 per gallon, from $2.64 per gallon in the first quarter of 2014. The average sales price per gallon of diesel decreased $1.33 per gallon during the first quarter of 2015, to $1.75 per gallon, from $3.08 per gallon in the first quarter of 2014. Partially offsetting the decreases were net sales contributed by trucking assets we acquired in December 2014, the effect of the throughput and tankage agreements for the El Dorado Terminal and Tank Assets and improved economics realized on our Paline Pipeline System.

Net sales included $3.0 million and $3.6 million of net service fees paid by our refining segment to our logistics segment during the first quarter of 2015 and 2014, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $24.8 million and $20.9 million in the first quarter of 2015 and 2014, respectively. The logistics segment also sold $1.6 million and $0.8 million of RINs to the refining segment in the first quarter of 2015 and 2014, respectively. These intercompany sales and fees are eliminated in consolidation.
Cost of goods sold for the logistics segment decreased $63.8 million, or 37.0%, to $108.4 million in the first quarter of 2015, from $172.2 million in the first quarter of 2014. The decrease in cost of goods sold was attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline decreased $1.05 per gallon during the first quarter of 2015, to $1.53 per gallon from $2.58 per gallon in the first quarter of 2014, while the average cost per gallon of diesel decreased $1.25 per gallon during the first quarter of 2015, to $1.74 per gallon from $2.99 per gallon in the first quarter of 2014.
Operating expenses for the logistics segment were approximately $10.8 million and $9.5 million for the first quarter of 2015 and 2014, respectively, an increase of $1.3 million, or 13.7%. The increase in operating expenses was primarily due to increases in various maintenance initiatives in the first quarter of 2015 as compared to the first quarter of 2014.

Retail Segment
The table below sets forth certain information concerning our retail segment operations:

	Three Months Ended March 31,
	2015	2014
Retail Segment Contribution:
Net sales	$338.0	$431.6
Cost of goods sold	293.2	393.5
Gross Margin	44.8	38.1
Operating expenses	32.5	32.2
Contribution margin	$12.3	$5.9
Operating Information:
Number of stores (end of period)	360	361
Average number of stores	362	362
Retail fuel sales (thousands of gallons)	108,657	97,807
Average retail gallons sold per average number of stores (in thousands)	300	270
Retail fuel margin ($ per gallon)	$0.163	$0.124
Merchandise sales (in thousands)	$94,547	$89,399
Merchandise margin %	28.1%	28.4%
Change in same-store retail fuel gallons sold	6.0%	(1.7)%
Change in same-store merchandise sales	3.5%	5.3%
Comparison of the Three Months Ended March 31, 2015 versus the Three Months Ended March 31, 2014
Contribution margin for the retail segment increased to $12.3 million, or 23.2% of our consolidated contribution margin, in the first quarter of 2015, compared to $5.9 million, or 4.8% of our consolidated contribution margin, in the first quarter of 2014. The increase was primarily due to an increase in retail fuel margins and sales volumes in the first quarter of 2015, as compared to the first quarter of 2014.
Net sales for the retail segment in the first quarter of 2015 decreased $93.6 million, or 21.7%, to $338.0 million from $431.6 million in the first quarter of 2014. The decrease in net sales was primarily due to a decrease in the retail fuel price per gallon of 35.0% to an average price of $2.12 per gallon in the first quarter of 2015 from an average price of $3.26 per gallon in the first quarter of 2014. The decrease in retail fuel prices was partially offset by an increase in fuel sales volumes and merchandise sales in the first quarter of 2015, as compared with the same period of 2014.
Retail fuel gallons sold for the retail segment were 108.7 million gallons for the first quarter of 2015, compared to 97.8 million gallons for the first quarter of 2014. Same-store retail fuel gallons sold increased 6.0% for the first quarter of 2015, compared to the first quarter of 2014. Total fuel sales, including wholesale dollars, decreased 28.8% to $243.5 million in the first quarter of 2015, compared to $342.2 million in the first quarter of 2014.
Merchandise sales for the retail segment increased 5.7% to $94.5 million in the first quarter of 2015 compared to $89.4 million in the first quarter of 2014. Same-store merchandise sales increased 3.5%, primarily due to increases in the cigarette, other tobacco and dairy categories during the first quarter of 2015 as compared to the same period in 2014.
Cost of goods sold for the retail segment decreased $100.3 million, or 25.5%, to $293.2 million in the first quarter of 2015 from $393.5 million in the first quarter of 2014. This decrease was primarily due to a decrease in the average retail cost per gallon of 37.4%, to an average cost of $1.96 per gallon in the first quarter of 2015 from an average cost of $3.13 per gallon in the first quarter of 2014, partially offset by an increase in fuel sales volumes.
Operating expenses for the retail segment were $32.5 million in the first quarter of 2015 as compared to $32.2 million in the first quarter of 2014, an increase of $0.3 million, or 0.9%. This increase was primarily attributable to increases in salaries and outside services, partially offset by a decrease in credit expenses in the first quarter of 2015 as compared to the first quarter of 2014.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Cash Flow Data:
Cash flows (used in) provided by operating activities	$(39.2)	$63.7
Cash flows used in investing activities	(98.9)	(125.4)
Cash flows provided by financing activities	70.4	54.6
Net decrease in cash and cash equivalents	$(67.7)	$(7.1)
Cash Flows from Operating Activities
Net cash used in operating activities was $39.2 million for the three months ended March 31, 2015, compared to cash provided of $63.7 million for the comparable period of 2014. The decrease in cash flows from operations was primarily due to the net loss for the three months ended March 31, 2015 of $10.7 million, compared to net income of $39.3 million in the same period of 2014 and a decrease in accounts payable and other current liabilities associated with a decline in crude oil and product prices and a decrease in the obligation under our supply and offtake agreement.
Cash Flows from Investing Activities
Net cash used in investing activities was $98.9 million for the first three months of 2015, compared to $125.4 million in the comparable period of 2014. This decrease is primarily due to a decrease in capital expenditures in the first three months of 2015, compared to the same period of 2014, as well as the acquisition of a biodiesel facility in the first quarter of 2014. There were no acquisitions in the first quarter of 2015.

Cash used in investing activities includes our capital expenditures during the first three months of 2015 of approximately $90.7 million, of which $85.0 million was spent on projects in the refining segment, $1.3 million was spent in the retail segment, $3.8 million was spent at our logistics segment and $0.6 million was spent at the holding company level. During the three months ended March 31, 2014, we spent $114.3 million, of which $103.2 million was spent on projects in our refining segment, $6.6 million was spent in our retail segment, $1.0 million was spent at our logistics segment and $3.5 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash provided by financing activities was $70.4 million in the three months ended March 31, 2015, compared to $54.6 million in the comparable period of 2014. The increase in cash provided by financing activities is primarily due to net borrowings under our revolving credit facilities of $94.1 million in the three months ended March 31, 2015, compared to net borrowings of $79.2 million in the comparable period of 2014, partially offset by net repayments under promissory notes of $9.6 million in the three months ended March 31, 2015, compared to net borrowings of $0.5 million in the comparable 2014 period.
Cash Position and Indebtedness
As of March 31, 2015, our total cash and cash equivalents were $376.4 million and we had total indebtedness of approximately $674.2 million. Borrowing availability under our four separate revolving credit facilities was approximately $563.4 million and we had letters of credit issued of $99.2 million. We believe we were in compliance with our covenants in all debt facilities as of March 31, 2015. See Note 10 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our four separate revolving credit facilities.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the three months ended March 31, 2015 were $90.7 million, of which approximately $85.0 million was spent in our refining segment, $1.3 million in our retail segment, $3.8 million in our logistics segment and $0.6 million at the holding company level. Our capital expenditure budget is approximately $225.9 million for 2015. The following table summarizes our actual capital expenditures for the three months ended March 31, 2015 and planned capital expenditures for the full year 2015 by operating segment and major category (in millions):

	Full Year 2015 Forecast	Three Months Ended March 31, 2015
Refining:
Sustaining maintenance, including turnaround activities	$70.6	$53.0
Regulatory	29.4	2.7
Discretionary projects	73.1	29.3
Refining segment total	173.1	85.0
Logistics:
Regulatory	2.1	0.1
Sustaining maintenance	12.3	2.8
Discretionary projects	5.3	0.9
Logistics segment total	19.7	3.8
Retail:
Sustaining maintenance	9.5	1.1
Growth/profit improvements	6.4	0.2
Retrofit/rebrand/re-image	2.2	—
Retail segment total	18.1	1.3
Other:
Growth/profit improvements	8.9	0.5
New builds/land	6.1	0.1
Other total	15.0	0.6
Total capital spending	$225.9	$90.7
In the first quarter 2015, we increased our total capital spending forecast for 2015 to $225.9 million, up from the prior forecast of $218.1 million. The increase in our total capital spending forecast for 2015 is primarily attributable to an increase in maintenance expenditures associated with the Tyler Maintenance Turnaround at the Tyler refinery completed in the first quarter of 2015. For the full year 2015, we plan to spend approximately $18.1 million in the retail segment, of which we plan to spend $6.4 million on profit and growth improvements in existing stores. We expect to spend approximately $173.1 million in our refining segment for the full year 2015. The full year 2015 refining segment forecast includes $29.4 million in regulatory projects, $2.7 million of which was spent in the three months ended March 31, 2015. In addition, we plan to spend approximately $70.6 million on maintenance projects and approximately $73.1 million for other discretionary projects in the refining segment in the full year 2015. We plan to spend $19.7 million in the logistics segment for the full year 2015.
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

Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. In accordance with ASC 815, Derivatives and Hedging ("ASC 815"), all of these commodity contracts are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements, unless, at inception, the company elects to designate the contracts as cash flow hedges under ASC 815. Gains or losses on commodity derivative contracts accounted for as cash flow hedges are recognized in other comprehensive income on the consolidated balance sheets and, ultimately, when the forecasted transactions are completed in net sales or cost of goods sold in the consolidated statements of income.

The following table sets forth information relating to our open commodity derivative contracts as of March 31, 2015 ($ in millions).

	Total Outstanding		Notional Contract Volume (barrels) by Year of Maturity
Contract Description	Market Value	Notional Contract Volume (barrels)	2015	2016	2017
Contracts not designated as hedging instruments:
Crude oil price swaps - long	$52.1	1,067,000	1,067,000	—	—
Inventory, refined product and crack spread swaps - long	(24.3)	1,834,500	1,834,500	—	—
Inventory, refined product and crack spread swaps - short	13.4	1,758,000	1,758,000	—	—
Total	$41.2	4,659,500	4,659,500	—	—
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long	$(54.7)	3,354,400	660,000	878,400	1,816,000
Inventory, refined product and crack spread swaps - long	(2.4)	270,000	270,000	—	—
Inventory, refined product and crack spread swaps - short	14.3	1,288,000	1,288,000	—	—
Total	$(42.8)	4,912,400	2,218,000	878,400	1,816,000

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

PART II.
OTHER INFORMATION
ITEM 1A. RISK FACTORS
These disclosures should be read in conjunction with "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 26, 2015 (the "Form 10-K").

If we complete the purchase of Alon USA Energy, Inc. (NYSE: ALJ) (“Alon USA”) common stock from Alon Israel Oil Company, Ltd. (“Alon Israel”), we will not be able to control Alon USA’s operations or corporate and management policies for so long as we do not control a majority of Alon USA common stock.
If we complete the purchase of approximately 33.7 million shares of Alon USA common stock currently owned by Alon Israel, we will own approximately 48% of the issued and outstanding common stock of Alon USA (the “Alon Investment”). As a result of our minority ownership position, we will be unable to control the operations of Alon USA.
So long as we maintain a minority ownership position in Alon USA, we will be unable to control, among other things, (i) the election of directors to Alon USA’s board of directors; (ii) the corporate and management policies (including the declaration of dividends and the timing and preparation of its financial statements) of Alon USA; and/or (iii) the outcome of any corporate transaction or other matter submitted to shareholders of Alon USA for approval, including potential mergers or acquisitions, asset sales or other significant corporate transactions.

If we consummate the Alon Investment, the earnings or losses reported by Alon USA will have a direct effect upon our earnings.
If we consummate the Alon Investment, the earnings or losses reported by Alon USA will have a direct impact on our earnings or losses per share. Alon USA is an independent refiner and marketer of petroleum products subject to many of the same risk factors as we are (some of which are detailed in our Form 10-K) as well as other risk factors. To the extent that these factors adversely impact Alon USA’s earnings, our earnings per share may be adversely affected as well.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company's Board of Directors has authorized a share repurchase program for up to $125.0 million of the Company’s common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock, and the authorization under the repurchase program will expire on December 31, 2015. During the three months ended March 31, 2015, no shares of our common stock were repurchased under the stock repurchase authorization.

ITEM 5. OTHER INFORMATION

Employment Agreements and Other Compensatory Arrangements with Executive Officers

Employment Agreements with Assaf Ginzburg and Mark D. Smith
On May 3, 2015, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved employment agreements (the “Agreements”) with Assaf Ginzburg, the Company’s Executive Vice President and Chief Financial Officer, and Mark D. Smith, the Company’s Executive Vice President (individually and collectively, the “Executive” or the “Executives”). Mr. Ginzburg’s agreement is effective July 1, 2015 and will succeed his current employment agreement that expires June 30, 2015. Mr. Smith’s agreement is effective May 1, 2015 and succeeds his offer of employment letter with the Company dated April 22, 2014. Under the terms of the Agreements, the Executives will continue to serve as Executive Vice Presidents and Mr. Ginzburg will continue to serve as the Company’s Chief Financial Officer. The Agreements specify that base salaries shall be no less than the annualized equivalent of $375,000 for Mr. Ginzburg and $320,000 for Mr. Smith, and set the Executives’ annual bonus targets (as a percentage of their base salaries) for the 2015 fiscal year at 75% for Mr. Ginzburg and 50% for Mr. Smith. Additionally, the Executives will be eligible to participate in the Company’s long-term incentive plans that may be in effect from time to time for the Company and its subsidiaries, including, without limitation, the Company’s 2006 Long-Term Incentive Plan and the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan, on terms commensurate with the Executive’s position and duties, as determined by the Board on an annual basis. Mr. Ginzburg’s agreement eliminates most of the perquisites previously provided to him under his current employment agreement.

The Executives are also entitled to severance and change in control benefits under the terms of the Agreements. If the Executive’s employment is terminated by the Company without Cause (as defined in the Agreements) or is terminated by the executive for Good Reason (as defined in the Agreements) other than in the context of a Change in Control (as defined in the Agreements), the terminated Executive will be entitled to receive (i) an amount equal to the sum of the Executive’s base salary and target annual bonus, in each case as in effect immediately prior to the notice of termination (the “Separation Base Amount”), (ii) the costs of continuing COBRA health insurance coverage for the Executive’s family for 12 months following termination (the “Health Benefit Continuation”), (iii) the annual bonus to which the Executive would have otherwise been entitled if his employment had continued through the end of the bonus year based upon the actual performance of the Company, prorated for the period of actual employment during the bonus year (the “Post-Employment Annual Bonus”), and (iv) the immediate vesting of unvested equity awards granted to the Executive under the Company’s long-term incentive plans but, in the case of performance awards, only to the extent that the applicable performance period has elapsed through the date of termination and, in the case of other awards, only to the extent that the awards would have otherwise vested within six months following the date of termination.
If within two years following a Change in Control (as defined in the Agreements) the Executive’s employment is terminated by the Company other than for Cause (as defined in the Agreements) or by the Executive for Good Reason (as defined in the Agreements), the terminated Executive will be entitled to receive (i) an amount equal to the Separation Base Amount multiplied by two, (ii) the Health Benefit Continuation, (iii) the Post-Employment Annual Bonus and (iv) the immediate vesting of all unvested equity awards granted to the Executive under the Company’s long-term incentive plans.

Other Compensatory Arrangements with Messrs. Ginzburg and Smith
In connection with the approval of the Agreements, the Compensation Committee also approved long-term incentive awards to the Executives pursuant to the Company’s 2006 Long-Term Incentive Plan, as amended. The awards will be made on June 10, 2015 and have two components: (i) time-based restricted stock units having a grant date fair value of approximately $2,150,000 for Mr. Ginzburg and approximately $250,000 for Mr. Smith (the “Time-Based Awards”) and (ii) performance-based shares having a grant date fair value, assuming target performance, of approximately $350,000 for Mr. Ginzburg and approximately $250,000 for Mr. Smith (the “Performance Awards”).

Time-Based Awards
The Time-Based Awards shall vest quarterly in equal amounts through June 10, 2018 (provided the initial installment that would otherwise vest on September 10, 2015, will instead vest with the December 10, 2015 installment) and is conditioned upon the Executive’s continued employment.

Performance Awards
The Performance Awards consists of two equal tranches in the amounts of approximately $175,000 each for Mr. Ginzburg and approximately $125,000 each for Mr. Smith. The first tranches of the Performance Awards have performance periods beginning April 1, 2015 and ending December 31, 2016. The second tranches of the Performance Awards have performance periods beginning April 1, 2015 and ending December 31, 2017. The Performance Awards vest at the end of each performance period and are based solely on our total shareholder return, relative to the performance of our peer group as described in our definitive Proxy Statement filed with the SEC on April 9, 2015. The Executives may earn from 0% to 200% of the Performance Awards based on the performance standards in the table below:

Performance Level	Delek’s Relative Total Shareholder Return Compared to the Peer Group	Payout (as a % of target)
Below Threshold	< 25th Percentile	0%
Threshold	25th Percentile	50%
Target	50th Percentile	100%
Maximum	> 75th Percentile	200%

Acceleration of Certain Ginzburg Awards
Finally, in connection with the approval of Mr. Ginzburg’s employment agreement, the conflicts committee of the board of directors of Logistics GP approved, upon the recommendation of the Company’s Compensation Committee and contingent upon Mr. Ginzburg’s execution of his employment agreement, the acceleration of 12,500 Delek Logistics phantom units representing limited partner interests in Delek Logistics that were granted to Mr. Ginzburg on December 10, 2012 under the Delek Logistics

GP, LLC 2012 Long-Term Incentive Plan. These 12,500 phantom units were scheduled to vest ratably every six months through December 10, 2017, but will now vest on June 10, 2015. The 12,500 phantom units that will remain unvested after June 10, 2015 will continue vest ratably every six months through December 10, 2017.

Submission of Matters to a Vote of Security Holders

The following information relates to matters submitted to the stockholders of Delek US Holdings, Inc. at the Annual Meeting of stockholders held on May 5, 2015.

At the meeting, the following directors were elected by the vote indicated:

Ezra Uzi Yemin
Votes cast in favor:	42,129,409
Votes withheld:	1,963,335
Broker non-votes:	6,530,963
William J. Finnerty
Votes cast in favor:	43,354,289
Votes withheld:	738,455
Broker non-votes:	6,530,963
Carlos E. Jordá
Votes cast in favor:	43,354,239
Votes withheld:	738,505
Broker non-votes:	6,530,963
Charles H. Leonard
Votes cast in favor:	43,165,410
Votes withheld:	927,334
Broker non-votes:	6,530,963
Shlomo Zohar
Votes cast in favor:	43,343,104
Votes withheld:	749,640
Broker non-votes:	6,530,963

The proposal to reapprove the material terms of the performance goals under our 2006 Long-Term Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code:

Votes cast in favor:	42,289,701
Votes against:	1,723,218
Abstentions:	79,824
Broker non-votes:	6,530,937

The proposal to ratify Ernst & Young LLP as our independent registered public accounting firm for the 2015 fiscal year was approved by the vote indicated:

Votes cast in favor:	50,224,589
Votes against:	312,320
Abstentions:	86,770
Broker non-votes:	—

Dividend Declaration
On May 5, 2015, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on June 16, 2015 to shareholders of record on May 26, 2015.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	§
Third Amended and Restated Omnibus Agreement, dated as of March 31, 2015, among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC.

10.2	§
First Amendment to Third Amended and Restated Credit Agreement, dated March 27, 2015, between MAPCO Express, Inc. as borrower, Fifth Third Bank as joint lead arranger, sole book runner and administrative agent and a lender, Bank of America, N.A., as co-syndication Agent and a lender, BMO Capital Markets, as joint lead arranger and co-syndication agent, Regions Business Capital, as joint lead arranger and co-syndication agent and the lenders from time to time parties thereto.

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
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 7, 2015

EXHIBIT INDEX

Exhibit No.		Description
10.1	§
Third Amended and Restated Omnibus Agreement, dated as of March 31, 2015, among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC.

10.2	§
First Amendment to Third Amended and Restated Credit Agreement, dated March 27, 2015, between MAPCO Express, Inc. as borrower, Fifth Third Bank as joint lead arranger, sole book runner and administrative agent and a lender, Bank of America, N.A., as co-syndication Agent and a lender, BMO Capital Markets, as joint lead arranger and co-syndication agent, Regions Business Capital, as joint lead arranger and co-syndication agent and the lenders from time to time parties thereto.

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
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith.