Form 10-Q
period 2015-06-30
Delek US Holdings, Inc.
filed 2015-08-05
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2015, there were 63,479,273 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2015	December 31, 2014
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$378.4	$444.1
Accounts receivable	284.0	197.0
Inventory	473.5	469.6
Other current assets	117.6	136.7
Total current assets	1,253.5	1,247.4
Property, plant and equipment:
Property, plant and equipment	2,033.8	1,952.9
Less: accumulated depreciation	(519.4)	(509.6)
Property, plant and equipment, net	1,514.4	1,443.3
Goodwill	73.9	73.9
Other intangibles, net	27.8	21.4
Equity method investments	598.6	—
Other non-current assets	113.8	105.1
Total assets	$3,582.0	$2,891.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$503.9	$476.7
Current portion of long-term debt and capital lease obligations	103.7	56.4
Obligation under Supply and Offtake Agreement	189.1	200.9
Accrued expenses and other current liabilities	142.4	122.9
Total current liabilities	939.1	856.9
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	868.2	533.3
Environmental liabilities, net of current portion	8.3	8.5
Asset retirement obligations	9.3	9.2
Deferred tax liabilities	273.0	266.3
Other non-current liabilities	32.2	18.5
Total non-current liabilities	1,191.0	835.8
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 66,836,208 shares and 60,637,525 shares issued at June 30, 2015 and December 31, 2014, respectively	0.7	0.6
Additional paid-in capital	632.6	395.1
Accumulated other comprehensive loss	(13.4)	(12.6)
Treasury stock, 3,365,561 shares, at cost, as of both June 30, 2015 and December 31, 2014	(112.6)	(112.6)
Retained earnings	745.4	731.2
Non-controlling interest in subsidiaries	199.2	196.7
Total stockholders’ equity	1,451.9	1,198.4
Total liabilities and stockholders’ equity	$3,582.0	$2,891.1
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions, except share and per share data)
Net sales	$1,693.1	$2,374.7	$2,843.7	$4,240.4
Operating costs and expenses:
Cost of goods sold	1,438.2	2,108.3	2,444.3	3,751.6
Operating expenses	106.0	102.2	197.4	200.7
General and administrative expenses	34.3	30.0	67.0	61.6
Depreciation and amortization	34.9	28.2	63.2	52.8
Other operating income, net	(0.1)	—	(0.1)	—
Total operating costs and expenses	1,613.3	2,268.7	2,771.8	4,066.7
Operating income	79.8	106.0	71.9	173.7
Interest expense	17.3	10.1	27.4	19.7
Interest income	(0.2)	—	(0.6)	(0.4)
Income from equity method investments	(7.4)	—	(7.4)	—
Other (income) loss, net	(0.1)	0.1	(1.0)	—
Total non-operating expenses, net	9.6	10.2	18.4	19.3
Income before income tax expense	70.2	95.8	53.5	154.4
Income tax expense	15.1	32.6	9.1	51.9
Net income	55.1	63.2	44.4	102.5
Net income attributed to non-controlling interest	6.8	8.3	12.2	13.9
Net income attributable to Delek	$48.3	$54.9	$32.2	$88.6
Basic earnings per share	$0.80	$0.93	$0.55	$1.49
Diluted earnings per share	$0.79	$0.92	$0.54	$1.48
Weighted average common shares outstanding:
Basic	60,555,444	59,283,465	58,931,705	59,266,256
Diluted	61,114,471	59,875,261	59,470,929	59,869,979
Dividends declared per common share outstanding	$0.15	$0.25	$0.30	$0.50
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net income attributable to Delek	$48.3	$54.9	$32.2	$88.6
Other comprehensive income:
Commodity contracts designated as cash flow hedges:
Unrealized gains (losses), net of ineffectiveness losses (gains) of $3.9 million and $8.9 million for the three and six months ended June 30, 2015, respectively, and $(11.1) million and $(14.2) million for the three and six months ended June 30, 2014, respectively.	21.0	(2.1)	3.5	24.3
Realized losses (gains) reclassified to cost of goods sold	5.6	3.8	(2.3)	2.1
Net gain before tax	26.6	1.7	1.2	26.4
Income tax expense	(9.3)	(0.6)	(0.4)	(9.6)
Net gain on commodity contracts designated as cash flow hedges	17.3	1.1	0.8	16.8
Foreign currency translation loss	—	—	(0.1)	—
Other comprehensive loss from equity method investments	(1.5)	—	(1.5)	—
Comprehensive income attributable to Delek	$64.1	$56.0	$31.4	$105.4
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:	(In millions)
Net income	$44.4	$102.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.2	52.8
Amortization of deferred financing costs	2.2	2.6
Accretion of asset retirement obligations	0.2	0.3
Amortization of unfavorable contract liability	—	(1.3)
Deferred income taxes	(0.3)	9.0
Income from equity method investments	(7.4)	—
Dividends from equity method investments	5.1	—
Gain on disposal of assets	(0.1)	—
Equity-based compensation expense	8.2	6.6
Income tax benefit of equity-based compensation	(1.5)	(1.3)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(87.0)	(53.6)
Inventories and other current assets	11.4	101.8
Market value of derivatives	31.0	(27.8)
Accounts payable and other current liabilities	45.5	25.9
Obligation under Supply and Offtake Agreement	(11.8)	7.8
Non-current assets and liabilities, net	(10.7)	(53.3)
Net cash provided by operating activities	92.4	172.0
Cash flows from investing activities:
Business combinations	(0.4)	(11.1)
Equity method investments	(218.2)	—
Purchases of property, plant and equipment	(138.4)	(153.4)
Purchase of intangible assets	(7.2)	—
Proceeds from sales of assets	1.3	0.2
Net cash used in investing activities	(362.9)	(164.3)
Cash flows from financing activities:
Proceeds from long-term revolvers	356.2	691.2
Payments on long-term revolvers	(268.1)	(570.5)
Proceeds from term debt and capital lease obligations	176.7	99.9
Payments on term debt and capital lease obligations	(27.6)	(14.4)
Proceeds from exercise of stock options	0.1	0.7
Taxes paid due to the net settlement of equity-based compensation	(3.2)	(4.1)
Income tax benefit of equity-based compensation	1.5	1.3
Repurchase of common stock	—	(7.9)
Distribution to non-controlling interest	(9.8)	(7.9)
Dividends paid	(18.0)	(29.8)
Deferred financing costs paid	(3.0)	(6.1)
Net cash provided by financing activities	204.8	152.4
Net (decrease) increase in cash and cash equivalents	(65.7)	160.1
Cash and cash equivalents at the beginning of the period	444.1	400.0
Cash and cash equivalents at the end of the period	$378.4	$560.1
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.8 million and $0.7 million in the 2015 and 2014 periods, respectively.	$23.6	$17.5
Income taxes	$6.7	$41.4
Non-cash investing activities:
Equity method investments	$3.8	$—
Non-cash financing activities:
Stock issued in connection with the Alon Acquisition	$230.8	$—
Note payable issued in connection with the Alon Acquisition	$145.0	$—

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

2. Delek Logistics Partners, LP
Delek Logistics is a publicly traded limited partnership that was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to Delek’s refining and marketing operations. As of June 30, 2015, we owned a 59.8% limited partner interest in Delek Logistics, and a 95.6% interest in Logistics GP, which owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek's partnership interest in Delek Logistics includes 2,799,258 common units, 11,999,258 subordinated units and 494,900 general partner units.

In March 2015, a subsidiary of Delek Logistics completed the acquisition of two crude oil offloading racks in El Dorado, Arkansas (the "El Dorado refinery") and related ancillary assets adjacent to our El Dorado refinery from Lion Oil (the "El Dorado Offloading Racks Acquisition"). The cash paid for the assets acquired was approximately $42.5 million, financed with borrowings under the DKL Revolver (as defined in Note 6).
In March 2015, a subsidiary of Delek Logistics completed the acquisition of a crude oil storage tank with 350,000 barrels of shell capacity that supports our refinery in Tyler, Texas (the "Tyler refinery") and related ancillary assets adjacent to our Tyler refinery from Refining (the "Tyler Crude Tank Acquisition"). The purchase price paid for the assets acquired was $19.4 million in cash, financed with borrowings under the DKL Revolver (as defined in Note 6).

The El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition are each considered a transfer of a business between entities under common control. As such, the assets acquired and liabilities assumed were transferred to Delek Logistics at historical basis instead of fair value.
In March 2015, Delek Logistics entered into two joint ventures that will construct logistics assets to serve third parties and subsidiaries of Delek. The total projected investment for the two joint ventures is approximately $91.0 million and will be financed through a combination of cash from operations and borrowings under the DKL Revolver (as defined in Note 6). See Note 3 for further information.
We have agreements with Delek Logistics that, among other things, establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.

With the exception of affiliate balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, as presented below, are included in the consolidated balance sheets of Delek (in millions).

	June 30, 2015	December 31, 2014(1)

	(Unaudited)
ASSETS
Cash and cash equivalents	$0.1	$1.9
Accounts receivable	39.1	28.0
Inventory	4.3	10.3
Other current assets	0.5	0.8
Net property, plant and equipment	255.2	254.8
Equity method investments	18.5	—
Goodwill	11.7	11.7
Intangible assets, net	15.9	16.5
Other non-current assets	6.7	7.3
Total assets	$352.0	$331.3
LIABILITIES AND EQUITY
Accounts payable	$14.8	$17.9
Accounts payable to related parties	8.7	0.6
Accrued expenses and other current liabilities	15.1	11.8
Revolving credit facility	316.9	251.8
Asset retirement obligations	3.4	3.3
Deferred tax liabilities	0.3	0.2
Other non-current liabilities	8.6	5.9
Equity (deficit)	(15.8)	39.8
Total liabilities and equity	$352.0	$331.3

(1) These amounts have been restated to reflect the assets and liabilities acquired in the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition.

3. Equity Method Investments
On May 14, 2015, Delek acquired from Alon Israel Oil Company, Ltd. ("Alon Israel") approximately 33.7 million shares of common stock (the "ALJ Shares") of Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA") pursuant to the terms of a stock purchase agreement with Alon Israel dated April 14, 2015 (the "Alon Acquisition"). The ALJ Shares represented an equity interest in Alon USA of approximately 48%. We acquired the ALJ Shares for the following combination of cash, stock and seller-financed debt:

•	Delek issued 6,000,000 restricted shares of its common stock, par value $0.01 per share (the "DK Shares"), to Alon Israel;

•	Delek issued an unsecured $145.0 million term promissory note payable to Alon Israel (the "Alon Note") (See Note 6 for further information); and

•	Delek paid Alon Israel $200.0 million in cash at closing funded with a combination of cash on hand and borrowings under the Lion Term Loan (as defined in Note 6).
Delek will also issue an additional 200,000 restricted shares of its common stock, par value $0.01 per share, to Alon Israel if the closing price of Delek's common stock is greater than $50.00 per share for at least 30 consecutive trading days that end on or before May 14, 2017.
As of June 30, 2015, our investment balance in Alon USA of $580.1 million exceeded the net equity in the underlying net assets of Alon USA by an estimated $260.0 million. This excess of our investment over our equity in the underlying net assets is included in equity method investments in our consolidated balance sheet and has been preliminarily attributed to property, plant and equipment. This excess will be depreciated as a reduction to earnings from equity method investments on a straight-line basis over the lives of the related assets. The earnings from this equity method investment reflected in our consolidated statements of income include our share of net earnings directly attributable to this equity method investment, and depreciation of the excess of our investment balance over the underlying net assets of Alon USA.

Below is summarized financial information of the financial position and results of operations of Alon USA (in millions):

Balance Sheet Information	June 30, 2015	December 31, 2014
Current assets	$580.0	$538.4
Non-current assets	1,631.6	1,662.5
Current liabilities	426.0	411.7
Non-current liabilities	1,071.2	1,115.4
Redeemable preferred stocks	—	0.7
Non-controlling interests	37.7	36.9

	Three Months Ended		Six Months Ended
Income Statement Information	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$1,301.3	$1,742.9	$2,404.6	$3,426.1
Gross profit	231.4	162.4	440.2	339.1
Pre-tax income (loss)	71.7	(8.4)	117.7	2.1
Net income (loss)	47.9	(6.4)	81.9	1.9
Net income (loss) attributable to Alon USA	36.4	(7.5)	63.3	(6.7)
Also, in March 2015, Delek Logistics entered into two joint ventures that will construct logistics assets to serve third parties and subsidiaries of Delek. Delek Logistics' total projected investment for the two joint ventures is approximately $91.0 million and will be financed by Delek Logistics through a combination of cash from operations and borrowings under the DKL Revolver (as defined in Note 6). As of June 30, 2015, the investment in these joint ventures totaled $18.5 million and was accounted for using the equity method.
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
Carrying value of inventories consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Refinery raw materials and supplies	$157.1	$158.8
Refinery work in process	46.4	26.5
Refinery finished goods	226.4	235.1
Retail fuel	11.6	10.9
Retail merchandise	27.7	28.0
Logistics refined products	4.3	10.3
Total inventories	$473.5	$469.6
At June 30, 2015 and December 31, 2014, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $4.9 million and $0.3 million, respectively.

Permanent Liquidations
We incurred a permanent reduction in a LIFO layer resulting in a liquidation (loss) gain in our refinery inventory of $(6.6) million and $(10.2) million during the three and six months ended June 30, 2015, respectively, and $(1.8) million and $2.3 million during the three and six months ended June 30, 2014, respectively. These liquidations were recognized as a component of cost of goods sold.
5. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Master Supply and Offtake Agreement (the "Supply and Offtake Agreement") with J. Aron & Company ("J. Aron"). Throughout the term of the Supply and Offtake Agreement, which was amended on December 23, 2013 to expire on April 30, 2017, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 barrels per day ("bpd") of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable (payable) related to this settlement of $9.7 million and $(4.9) million as of June 30, 2015 and December 31, 2014, respectively, which is included in accounts receivable on the condensed consolidated balance sheet. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
While title to the inventories will reside with J. Aron, this arrangement will be accounted for as a product financing arrangement. Delek incurred fees payable to J. Aron of $2.8 million and $5.3 million during the three and six months ended June 30, 2015, respectively, and $2.6 million and $5.0 million during the three and six months ended June 30, 2014, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the Supply and Offtake Agreement on April 30, 2017, or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At June 30, 2015, Delek had 3.2 million barrels of inventory consigned for J. Aron, and we have recorded liabilities associated with this consigned inventory of $189.1 million in the condensed consolidated balance sheet.
6. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	June 30, 2015	December 31, 2014
MAPCO Revolver	$99.0	$76.0
DKL Revolver	316.9	251.8
Wells Term Loan	52.5	64.2
Reliant Bank Revolver	17.0	17.0
Promissory notes	212.6	76.0
Lion Term Loan, net of $1.5 million and $0.3 million debt discount at June 30, 2015 and December 31, 2014, respectively	273.5	104.2
Capital lease obligations	0.4	0.5
	971.9	589.7
Less: Current portion of long-term debt, notes payable and capital lease obligations	103.7	56.4
	$868.2	$533.3
MAPCO Revolver
Our subsidiary, MAPCO Express, has a revolving credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders that was amended and restated on May 6, 2014 (the "MAPCO Revolver"). The MAPCO Revolver consists of a $160.0 million revolving credit limit which includes (i) a $10.0 million swing line loan sub-limit; (ii) a $40.0 million letter of credit sub-limit; and (iii) an accordion feature which permits an increase in borrowings by up to $50.0 million, subject to additional lender commitments. As of June 30, 2015, we had $99.0 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $2.6 million, with approximately $58.4 million availability remaining. Borrowings under the MAPCO Revolver are secured by (i) substantially all the assets of MAPCO Express and its subsidiaries, subject to certain exceptions and limitations, (ii) all of Delek’s shares in MAPCO Express, and (iii) a limited guaranty provided by Delek of up to $50.0 million in obligations. The MAPCO Revolver will mature on May 6, 2019. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or London Interbank Offered Rate ("LIBOR") rate loans. At June 30, 2015, the weighted average borrowing rate under the MAPCO Revolver was approximately 2.77%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2015, this fee was 0.30% per year.
Wells ABL
Our subsidiary, Delek Refining, Ltd., has an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the "Wells ABL") that consists of (i) a $600.0 million revolving loan (the "Wells Revolving Loan"), which includes a $55.0 million swing line loan sub-limit and a $550.0 million letter of credit sub-limit, (ii) a $70.0 million delayed single draw term loan (the "Wells Term Loan"), and (iii) an accordion feature which permits an increase in the size of the revolving credit facility to an aggregate of $875.0 million, subject to additional lender commitments and the satisfaction of certain other conditions precedent. The Wells Revolving Loan matures on January 16, 2019 and the Wells Term Loan matures on December 31, 2016. The Wells Term Loan is subject to repayment in level principal installments of approximately $5.8 million per quarter, beginning December 31, 2014, with a final balloon payment due on December 31, 2016. As of June 30, 2015, under the Wells ABL, we had letters of credit issued totaling approximately $93.8 million and no amounts outstanding under the Wells Revolving Loan; under the Wells Term Loan we had approximately $52.5 million outstanding. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the Wells Revolving Loan and Wells Term Loan bear interest based on separate predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At June 30, 2015, the weighted average borrowing rate under the Wells Term Loan was approximately 3.94%. Additionally, the Wells ABL requires us to pay a quarterly unused credit commitment fee. As of June 30, 2015, this fee was approximately 0.38% per year. Borrowing capacity, as calculated and reported under the terms of the Wells ABL credit facility, as of June 30, 2015, was $175.9 million.
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
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of June 30, 2015, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on December 30, 2019. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR, or a Canadian Dealer Offered Rate plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin, in each case, varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At June 30, 2015, the weighted average borrowing rate was approximately 2.56%. Additionally, the DKL Revolver requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2015, this fee was 0.40% per year. As of June 30, 2015, Delek Logistics had $316.9 million of outstanding borrowings under the credit facility, as well as letters of credit issued of $5.5 million. Amounts available under the DKL Revolver, as of June 30, 2015, were approximately $377.6 million.

Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank, which was amended on June 26, 2014 (the "Reliant Bank Revolver"). The Reliant Bank Revolver provides for unsecured loans of up to $17.0 million. As of June 30, 2015, we had $17.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2016, and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of June 30, 2015, we had no undrawn amounts available under the Reliant Bank Revolver.
Promissory Notes
In 2011, Delek began construction on new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate notes for each BTS project with Standard Insurance Company (collectively, the "Notes") varying in size from $1.0 million to $2.2 million. The Notes bear interest at fixed rates, ranging from 5.00% to 6.38% per annum. Each of the Notes is secured by the land or leasehold interest, as applicable, and the building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, payments of principal on each respective Note are due over a ten-year term calculated using a 25-year amortization schedule. If any Note is not paid in full after the initial ten-year period, we may continue to make monthly payments under the Note; however, the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first 20-year period. The final maturity dates of the Notes range from June 1, 2036 to November 1, 2039. As of June 30, 2015, we had amounts drawn under 29 Notes related to these BTS projects, for a total amount of approximately $47.6 million outstanding under the Notes.
On April 29, 2011, Delek entered into a $50.0 million promissory note (the "Ergon Note") with Ergon, Inc. ("Ergon") in connection with the closing of our acquisition of Lion Oil. As of June 30, 2015, $20.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each, commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.00% per annum.
On May 14, 2015, in connection with the Company’s closing of the acquisition of the ALJ shares, the Company issued an unsecured $145.0 million term promissory note (the “Alon Note”) payable to Alon Israel that bears interest at a fixed rate of 5.50% per annum and requires five annual principal amortization payments of $25.0 million beginning in January 2016 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. As of June 30, 2015, $145.0 million was outstanding under the Alon Note.
Lion Term Loan
Our subsidiary, Lion Oil, has a term loan credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which was amended and restated on May 14, 2015 in connection with the Company’s closing of the Alon Acquisition to, among other things, increase the total loan size from $99.0 million to $275.0 million (the "Lion Term Loan"). The Lion Term Loan requires Lion Oil to make quarterly principal amortization payments of approximately $6.9 million each, commencing on September 30, 2015, with a final balloon payment due on the maturity date. The Lion Term Loan matures on May 14, 2020, and is secured by among other things, (i) substantially all assets of Lion Oil and its subsidiaries (excluding inventory and accounts receivable), (ii) all shares in Lion Oil, (iii) the subordinated and common units of Delek Logistics held by Lion Oil, and (iv) the ALJ Shares. Additionally, the Lion Term Loan is guaranteed by Delek and the subsidiaries of Lion Oil. Interest on the unpaid balance of the Lion Term Loan is computed at a rate per annum equal to LIBOR or a base rate, at our election, plus the applicable margins, subject in each case to an all-in interest rate floor of 5.50% per annum. As of June 30, 2015, $275.0 million was outstanding under the Lion Term Loan and the weighted average borrowing rate was 5.50%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, DKL Revolver, Reliant Bank Revolver and Lion Term Loan, we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with separate fixed charge coverage ratio financial covenants under the Wells ABL and the Lion Term Loan during the three months ended June 30, 2015, we may be required to comply with these covenants at times when certain trigger thresholds are met, as defined in each of the Wells ABL and Lion Term Loan agreements. We believe we were in compliance with all covenant requirements under each of our credit facilities as of June 30, 2015.
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
Interest-Rate Derivative Instruments
As of June 30, 2015, Delek had entered into interest rate swap and cap agreements for a total notional amount of $145.0 million. These agreements are intended to economically hedge floating interest rate risk related to our existing debt. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"), the fair value of the derivatives is recorded in other current assets in the accompanying condensed consolidated balance sheets with the offset recognized in interest expense in the accompanying condensed consolidated statements of income. The derivative instruments mature in 2015 and 2016. The estimated mark-to-market liability associated with our interest rate derivatives, as of June 30, 2015 and December 31, 2014, was $0.1 million and $0.9 million, respectively.
In accordance with ASC 815, we recorded expense representing cash settlements and changes in estimated fair value of the interest rate derivative agreements of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to apply that treatment for future transactions.
7. Income Taxes
At June 30, 2015, Delek had unrecognized tax benefits of $2.3 million that, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount was recognized related to unrecognized tax benefits during both the three and six months ended June 30, 2015 and 2014.
Our effective tax rate was 21.5% and 17.0% for the three and six months ended June 30, 2015, respectively, compared to 34.0% and 33.6% for the three and six months ended June 30, 2014. The decrease in our effective tax rate in the three and six months ended June 30, 2015 was primarily due to the Company recognizing income tax benefit for certain federal income tax credits attributable to the Company's blending operations for the years 2011 through 2014.

8. Stockholders' Equity

Changes to equity during the six months ended June 30, 2015 are presented below (in millions):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2014	$1,001.7	$196.7	$1,198.4
Net income	32.2	12.2	44.4
Unrealized gain on cash flow hedges, net of income tax expense of $0.4 million and ineffectiveness loss of $8.9 million	0.8	—	0.8
Foreign currency translation loss	(0.1)	—	(0.1)
Other comprehensive loss from equity method investments	(1.5)	—	(1.5)
Common stock dividends ($0.30 per share)	(18.0)	(9.8)	(27.8)
Stock issued in connection with the Alon Acquisition	230.8	—	230.8
Equity-based compensation expense	7.7	0.5	8.2
Income tax benefit from equity-based compensation expense	1.5	—	1.5
Taxes paid due to the net settlement of equity-based compensation	(3.2)	—	(3.2)
Exercise of equity-based awards	0.1	—	0.1
Other	0.7	(0.4)	0.3
Balance at June 30, 2015	$1,252.7	$199.2	$1,451.9

Dividends

During the six months ended June 30, 2015, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Payment Date
February 23, 2015	$0.15	March 10, 2015	March 24, 2015
May 5, 2015	$0.15	May 26, 2015	June 16, 2015

Stock Repurchase Program

Our Board of Directors has authorized common stock repurchases in the aggregate amount of $125.0 million. Any repurchases may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend upon prevailing market prices, general economic and market conditions and other considerations. The stock repurchase authorization does not obligate us to acquire any particular amount of stock and any unused portion of the authorization will expire on December 31, 2015. During the three and six months ended June 30, 2015, no shares of our common stock were repurchased under the stock repurchase authorization.

9. Equity-Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
Compensation expense for equity-based awards amounted to $3.8 million ($2.5 million, net of taxes) and $7.0 million ($4.5 million, net of taxes) for the three and six months ended June 30, 2015, respectively, and $2.9 million ($1.9 million, net of taxes) and $5.5 million ($3.6 million, net of taxes) for the three and six months ended June 30, 2014, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of June 30, 2015, there was $32.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.4 years.

We issued 118,340 and 198,683 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three and six months ended June 30, 2015, respectively, and 138,954 and 219,136 shares of common stock during the three and six months ended June 30, 2014, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. Such withheld shares totaled 138,984 and 202,157 shares during the three and six months ended June 30, 2015, respectively, and 57,835 and 115,987 shares during the three and six months ended June 30, 2014, respectively.
Delek Logistics, GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for these awards was $0.7 million ($0.5 million, net of taxes) and $1.1 million ($0.7 million, net of taxes) for the three and six months ended June 30, 2015, respectively, and $0.4 million ($0.3 million, net of taxes) and $0.8 million ($0.5 million, net of taxes) for the three and six months ended June 30, 2014, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of June 30, 2015, there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.4 years.
Granting of GP Interests
On March 10, 2013, we granted membership interests in Logistics GP, the general partner of Delek Logistics, to certain executives, including Ezra Uzi Yemin, our Chairman, President and Chief Executive Officer. These interests consisted of a total 1.4% membership interest in Logistics GP and vested on June 10, 2013. On December 10, 2013, we granted Mr. Yemin an additional 4.0% membership interest in Logistics GP. Half of the 4.0% vested immediately, 0.50% vested on June 10, 2014 and, subject to Mr. Yemin's continued employment with Delek, 0.25% will continue to vest every six months following June 10, 2014 through June 10, 2017. Total compensation expense recognized for these grants was nominal and $0.1 million ($0.1 million, net of taxes) for the three and six months ended June 30, 2015, respectively, and $0.1 million ($0.1 million, net of taxes) and $0.3 million ($0.2 million, net of taxes) for the three and six months ended June 30, 2014. As of June 30, 2015, there was $0.4 million of total unrecognized compensation cost related to non-vested GP membership interests, which is expected to be recognized over a weighted-average period of 1.9 years.
10. Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding	60,555,444	59,283,465	58,931,705	59,266,256
Dilutive effect of equity instruments	559,027	591,796	539,224	603,723
Weighted average common shares outstanding, assuming dilution	61,114,471	59,875,261	59,470,929	59,869,979
Outstanding common share equivalents totaling 1,345,220 and 2,236,977 were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2015, respectively, compared to 1,944,161 excluded for both the three and six months ended June 30, 2014, as these common share equivalents did not have a dilutive effect under the treasury stock method.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience store merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of June 30, 2015, we had 360 stores in total, consisting of 194 located in Tennessee, 90 in Alabama, 46 in Georgia, 13 in Arkansas, 8 in Virginia, 6 in Kentucky and 3 in Mississippi. The retail fuel and convenience stores operate under our MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 54 contracted dealer locations as of June 30, 2015. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, generally provide the same products and services, and operate in a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining segment has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. These intercompany transaction fees were $3.8 million and $6.8 million during the three and six months ended June 30, 2015, respectively, and $3.6 million and $7.1 million during the three and six months ended June 30, 2014, respectively. Additionally, the refining segment pays transportation and storage fees to the logistics segment for the utilization of certain crude and finished product pipeline and tank assets. These fees were $31.9 million and $59.5 million during the three and six months ended June 30, 2015, respectively, and $24.1 million and $45.1 million during the three and six months ended June 30, 2014, respectively. The logistics segment also sold $2.3 million and $3.9 million of RINs to the refining segment during the three and six months ended June 30, 2015, respectively and $1.3 million and $2.0 million during the three and six months ended June 30, 2014, respectively. The refining segment sold finished product and services to the retail and logistics segments in the amount of $188.9 million and $315.2 million during the three and six months ended June 30, 2015, respectively, and $187.4 million and $294.6 million during the three and six months ended June 30, 2014, respectively. All intersegment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended June 30, 2015
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,147.9	$409.9	$134.1	$1.2	$1,693.1
Intercompany fees and sales	188.9	—	38.0	(226.9)	—
Operating costs and expenses:
Cost of goods sold	1,164.8	360.0	132.5	(219.1)	1,438.2
Operating expenses	60.0	35.6	10.8	(0.4)	106.0
Segment contribution margin	$112.0	$14.3	$28.8	$(6.2)	148.9
General and administrative expenses					34.3
Depreciation and amortization					34.9
Other operating income					(0.1)
Operating income					$79.8
Total assets	$2,060.9	$452.3	$352.0	$716.8	$3,582.0
Capital spending (excluding business combinations)	$38.2	$2.2	$6.0	$1.3	$47.7

	Three Months Ended June 30, 2014
	Refining(1)	Retail	Logistics	Corporate, Other and Eliminations(1)	Consolidated
Net sales (excluding intercompany fees and sales)	$1,659.2	$508.6	$207.4	$(0.5)	$2,374.7
Intercompany fees and sales	187.4	—	29.0	(216.4)	—
Operating costs and expenses:
Cost of goods sold	1,665.2	457.1	196.6	(210.6)	2,108.3
Operating expenses	58.5	34.8	9.7	(0.8)	102.2
Segment contribution margin	$122.9	$16.7	$30.1	$(5.5)	164.2
General and administrative expenses					30.0
Depreciation and amortization					28.2
Operating income					$106.0
Total assets	$2,084.3	$466.3	$334.6	$274.4	$3,159.6
Capital spending (excluding business combinations)	$23.1	$6.5	$2.0	$7.5	$39.1

	Six Months Ended June 30, 2015
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,848.6	$747.9	$245.3	$1.9	$2,843.7
Intercompany fees and sales	315.2	—	70.3	(385.5)	—
Operating costs and expenses:
Cost of goods sold	1,921.7	653.2	240.9	(371.5)	2,444.3
Operating expenses	108.2	68.1	21.6	(0.5)	197.4
Segment contribution margin	$133.9	$26.6	$53.1	$(11.6)	202.0
General and administrative expenses					67.0
Depreciation and amortization					63.2
Other operating income					$(0.1)
Operating income					$71.9
Capital spending (excluding business combinations)	$123.2	$3.5	$9.8	$1.9	$138.4

	Six Months Ended June 30, 2014
	Refining(1)	Retail	Logistics	Corporate, Other and Eliminations(1)	Consolidated
Net sales (excluding intercompany fees and sales)	$2,914.8	$940.2	$385.7	$(0.3)	$4,240.4
Intercompany fees and sales	294.6	—	54.2	(348.8)	—
Operating costs and expenses:
Cost of goods sold	2,869.7	850.6	368.8	(337.5)	3,751.6
Operating expenses	116.3	67.0	19.2	(1.8)	200.7
Segment contribution margin	$223.4	$22.6	$51.9	$(9.8)	288.1
General and administrative expenses					61.6
Depreciation and amortization					52.8
Operating income					$173.7
Capital spending (excluding business combinations)	$125.0	$13.1	$4.3	$11.0	$153.4

(1)	Hedging activity previously reported in corporate, other and eliminations has been allocated to the refining segment.

Property, plant and equipment and accumulated depreciation as of June 30, 2015 and depreciation expense by reporting segment for the three and six months ended June 30, 2015 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$1,148.1	$317.2	$518.2	$50.3	$2,033.8
Less: Accumulated depreciation	(240.5)	(62.0)	(205.6)	(11.3)	(519.4)
Property, plant and equipment, net	$907.6	$255.2	$312.6	$39.0	$1,514.4
Depreciation expense for the three months ended June 30, 2015	$21.8	$4.5	$7.1	$1.2	$34.6
Depreciation expense for the six months ended June 30, 2015	$36.9	$8.7	$14.8	$2.1	$62.5
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
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2015 and December 31, 2014, was as follows (in millions):

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$183.2	$—	$183.2
Liabilities
OTC commodity swaps	—	(171.6)	—	(171.6)
Interest rate derivatives	—	(0.1)	—	(0.1)
Total liabilities	—	(171.7)	—	(171.7)
Net assets	$—	$11.5	$—	$11.5

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$389.6	$—	$389.6
Liabilities
OTC commodity swaps	—	(353.3)	—	(353.3)
Interest rate derivatives	—	(0.9)	—	(0.9)
Total liabilities	—	(354.2)	—	(354.2)
Net assets	$—	$35.4	$—	$35.4
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of June 30, 2015 and December 31, 2014, $5.1 million and $11.1 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the derivative positions with each counterparty.

13. Derivative Instruments

We use derivatives to reduce normal operating and market risks with the primary objective of reducing the impact of market price volatility on our results of operations. As such, our use of derivatives is aimed at:

•	limiting the exposure to price fluctuations of commodity inventory above or below target levels at each of our segments;

•	managing our exposure to commodity price risk associated with the purchase or sale of crude oil, feedstocks and finished grade fuel products at each of our segments; and

•	limiting the exposure to floating-interest rate risk on our borrowings.
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

The following table presents the fair value of our derivative instruments, as of June 30, 2015 and December 31, 2014. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will differ from the amounts presented in our condensed consolidated balance sheets (in millions):

		June 30, 2015		December 31, 2014
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$108.4	$(73.2)	$190.3	$(163.3)
OTC commodity swaps(1)	Other current liabilities	11.4	(23.2)	20.1	(37.8)
OTC commodity swaps(1)	Other long term assets	5.1	(1.3)	21.5	(14.3)
OTC commodity swaps(1)	Other long term liabilities	6.3	—	32.8	(2.7)
Interest rate derivatives	Other current assets	—	(0.1)	—	(0.6)
Interest rate derivatives	Other current liabilities	—	—	—	(0.3)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	40.7	(42.3)	97.1	(76.1)
OTC commodity swaps(1)	Other current liabilities	10.8	(7.7)	9.4	(7.1)
OTC commodity swaps(1)	Other long term assets	0.4	—	—	—
OTC commodity swaps(1)	Other long term liabilities	0.1	(23.9)	18.4	(52.0)
Total gross fair value of derivatives		$183.2	$(171.7)	$389.6	$(354.2)
Less: Counterparty netting and cash collateral(2)		140.4	(145.5)	333.0	(344.1)
Less: Amounts subject to master netting arrangements that are not netted on the balance sheet		13.6	(13.6)	3.2	(3.2)
Total net fair value of derivatives		$29.2	$(12.6)	$53.4	$(6.9)

(1)
As of June 30, 2015 and December 31, 2014, we had open derivative contracts representing 13,143,500 barrels and 11,169,150 barrels, respectively, of crude oil and refined petroleum products. Of these open contracts, contracts representing 5,279,000 barrels and 4,512,400 barrels were designated as hedging instruments as of June 30, 2015 and December 31, 2014, respectively.

(2)
As of June 30, 2015 and December 31, 2014, $5.1 million and $11.1 million, respectively, of cash collateral has been netted with the derivative positions with each counterparty. Included in these amounts are $0.4 million and $2.0 million of cash collateral associated with our interest rate derivatives as of June 30, 2015 and December 31, 2014, respectively.

Total (losses) gains on our commodity derivatives recorded in cost of goods sold on the condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Losses) gains on derivatives not designated as hedging instruments	$(5.8)	$1.1	$(0.4)	$28.9
Realized (losses) gains reclassified out of OCI on derivatives designated as cash flow hedging instruments	(5.6)	(3.8)	2.3	(2.1)
(Losses) gains recognized due to cash flow hedging ineffectiveness	(3.9)	11.1	(8.9)	14.2
Total	$(15.3)	$8.4	$(7.0)	$41.0

We also recorded expense representing cash settlements and changes in estimated fair value of our interest rate derivative agreements of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income.

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2015 or 2014. As of June 30, 2015 and December 31, 2014, losses of $11.5 million and $12.3 million, respectively, on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. (Losses) gains of $(3.5) million and $1.5 million, net of tax, on settled contracts were reclassified into cost of sales during the three and six months ended June 30, 2015. Losses of $2.5 million and $1.3 million, net of tax, on settled contracts were reclassified into cost of sales during the three and six months ended June 30, 2014. We estimate that $0.6 million of deferred gains will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. There were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting for the three or six months ended June 30, 2015 or June 30, 2014.
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
As of June 30, 2015, we have recorded an environmental liability of approximately $9.3 million, primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. We expect approximately $0.4 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.1 million in other current assets and $0.3 million in other non-current assets in our condensed consolidated balance sheet as of June 30, 2015. Approximately $1.0 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of June 30, 2015, our accrual for such UST-related remediation was less than $0.1 million.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. It is necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits have been acquired that we believe will be sufficient to cover our obligations through 2016, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of such credits.
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
In June 2014, the EPA proposed rules to further regulate refinery air emissions through additional NSPS and Maximum Achievable Control Technology requirements. The proposed rules would require capital expenditures for additional controls on the Tyler refinery’s coker and for the relief systems, flares, tanks and other sources at both refineries, as well as requiring changes to the way we operate or start up some process units. The proposed rule would also require that we monitor property line benzene concentrations and provide the results to the EPA, which will make the results available to the public. The EPA anticipates finalizing the proposed rules in September 2015 with approximately two to three years to comply with most of the requirements. If the proposed rules are finalized, we do not anticipate that any required capital and operating costs will be material and do not believe compliance will affect our production capacities or have a material adverse effect upon our business, financial condition or results of operations.
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

In November 2013, the EPA proposed slightly lower overall renewable fuel obligations for 2014 in recognition of blending issues associated with exceeding the 10% "blendwall" (the 10% limit on ethanol in most vehicle warranties) in gasoline; however, at that time, the EPA did not finalize the 2014 required volumes or proposed required volumes of renewable fuels for 2015. In May 2015, the EPA re-proposed the 2014 obligation as well as the obligation for 2015 and 2016. The new proposal for 2014 increases the total nationwide volume of renewable fuels by 4.7% (compared to the 2013 proposal); however, the requirement expressed as a percentage of our gasoline and diesel volume is slightly less because of increased fuel demand. Proposed nationwide volumes for 2015 and 2016 would increase about 2% and 9% respectively compared with the newly proposed 2014 volume. Proposed 2016 ethanol volumes would exceed the 10% blendwall, requiring substantial increased usage of higher ethanol blends such as E15 and E85. EPA has indicated their intention to finalize the required 2014-2016 volumes by November 2015.
Under the new proposed rule, by 2016 our ethanol volume requirement would increase 3% and the biodiesel requirement would increase 5%. If the required volumes are finalized as proposed, we have sufficient RINs to meet our 2014 obligation and believe we will internally generate almost all of the RINs required to meet our refineries' 2015 obligation. It is possible however, that in 2016 we will be unable to blend sufficient quantities of ethanol and biodiesel to meet our requirements and will have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be but given the potential increase in volumes and the volatile price of RINs, the proposed increase in renewable volume requirements for 2016 could have an adverse impact on our results of operations.
The EPA finalized Tier 3 gasoline rules in March 2014. The final Tier 3 rule requires a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm and retains the current maximum per-gallon sulfur content of 80 ppm. Larger refineries must comply with the 10 ppm sulfur standard by January 1, 2017 but the final rule provides a three-year waiver period, to January 1, 2020, for small volume refineries that processed less than 75,000 bpd in 2012. Both of our refineries meet this waiver provision. We anticipate that the Tyler refinery will meet these new limits when they become effective with only minor operational changes and that a minor capital project may be required for additional sulfur removal capacity at the El Dorado refinery. In February 2015, EPA issued a Direct Final Rule ("DFR") to address technical corrections to the Tier 3 standard requiring small volume refineries that increase their annual average crude processing rate above 75,000 bpd to meet the Tier 3 sulfur limits 30 months from that “disqualifying” date. Because adverse comments were received on this change, EPA withdrew the DFR but subsequently re-proposed the same revision. It is not known when or if EPA will finalize the proposed change. Our El Dorado refinery may average more than 75,000 bpd in 2015, accelerating its Tier 3 compliance date to as early as mid-2018 if the EPA finalizes the rule change. However, we believe that our current refineries will generate sufficient sulfur credits that may be used by the El Dorado refinery to delay the need to produce 10 ppm gasoline at El Dorado into 2019.
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
We have detected several crude oil releases from pipelines owned by our logistics segment, including a release at Magnolia Station in March 2013, a release near Macedonia, Arkansas in October 2013, a release in Haynesville, Louisiana in April 2014 and a release near Fouke, Arkansas in April 2015. In June 2015, the United States Department of Justice notified Delek Logistics that they were evaluating an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from the March 2013 Magnolia release; however, no specific claim for penalties or affirmative relief has been made at this time. Based on current information available to us, we do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations. During the three and six months ended June 30, 2015, we recorded $3.7 million in expenses associated with the release in Fouke, Arkansas.
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

Letters of Credit
As of June 30, 2015, we had in place letters of credit totaling approximately $104.0 million with various financial institutions securing obligations primarily with respect to our crude oil purchases for the refining segment, our gasoline and diesel purchases for the logistics segment and our workers’ compensation and general liability self-insurance programs. No amounts were drawn by beneficiaries of these letters of credit at June 30, 2015.
15. Subsequent Events
Dividend Declaration
On August 2, 2015, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on September 15, 2015 to shareholders of record on August 25, 2015.

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement and periodic turnaround projects;

•	our ability to execute our strategy of growth through acquisitions and the transactional risks inherent in such acquisitions;

•	volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products;

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	diminution in value of long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	the effect on our financial results by the financial results of Alon USA, in which we hold a significant equity investment but the management and policies of which we do not control;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels or costs;

•	changes in our ability to continue to access the credit markets;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	volatility of derivative instruments; and

•	other factors discussed under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and in our other filings with the SEC.
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
We currently own a 59.8% limited partner interest in Delek Logistics Partners, LP ("Delek Logistics") and a 95.6% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the income distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us and included certain assets formerly owned or used by certain of our subsidiaries. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations.
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
As of the date of this Quarterly Report on Form 10-Q, we do not believe a reliable benchmark exists for the El Dorado refinery due to fluctuations in the quantities and varieties of crude oil processed and products manufactured at the El Dorado refinery and because asphalt products do not typically trade in line with other refined products. As a result, past results may not be indicative of future performance.
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
Recent Developments
Alon USA Energy Stock Purchase Agreement
In May 2015, Delek acquired from Alon Israel Oil Company, Ltd. ("Alon Israel") approximately 33.7 million shares of common stock (the "ALJ Shares") of Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"), pursuant to the terms of a stock purchase agreement with Alon Israel dated April 14, 2015 (the "Alon Acquisition"). The ALJ Shares represent an equity interest in Alon USA of approximately 48%. The Company acquired the ALJ Shares for the following combination of cash, stock and seller-financed debt:

•
The Company issued 6,000,000 restricted shares of the Company's common stock, par value $0.01 per share (the "DK Shares"), to Alon Israel (the DK Shares (a) are subject to customary restrictions on transfer for 180 days following the closing of the Alon Acquisition, (b) are subject to a right of first refusal in favor of Delek for five years following the closing of the Alon Acquisition and (c) are accompanied by customary registration rights);

•
The Company issued an unsecured $145.0 million term promissory note payable to Alon Israel that bears interest at a rate of 5.5% per annum and requires five annual principal amortization payments of $25.0 million beginning in January 2016 followed by a final principal amortization payment of $20.0 million at maturity in January 2021; and

•	The Company paid Alon Israel $200.0 million in cash at closing funded with a combination of cash on hand and borrowings under the Lion Term Loan (defined below).

The Company will also issue an additional 200,000 restricted shares of the Company's common stock, par value $0.01 per share, to Alon Israel if the closing price of the Company's common stock is greater than $50.00 per share for at least 30 consecutive trading days that end on or before May 14, 2017.
Lion Term Loan Amendment
In connection with our closing of the Alon Acquisition, we entered into a second amended and restated term loan credit facility (the “Lion Term Loan”), to, among other things, increase our outstanding term loan facility from $99.0 million to $275.0 million. The Lion Term Loan matures May 14, 2020 and the interest rate is based, at our election, on a LIBOR or base rate plus applicable margins, subject in each case to an all-in interest rate floor of 5.5%.  The Lion Term Loan is secured by, among other things, (i) substantially all assets of Lion Oil and its subsidiaries (excluding inventory and accounts receivable), (ii) all shares in Lion Oil, (iii) the subordinated and common units of Delek Logistics Partners, LP held by Lion Oil, and (iv) the ALJ Shares. Additionally, the Lion Term Loan is guaranteed by the Company and the subsidiaries of Lion Oil.
Return to Shareholders
Dividends
On June 16, 2015, we paid a regular dividend of $0.15 per share of our common stock, declared on May 5, 2015 to shareholders of record on May 26, 2015. On August 2, 2015, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on September 15, 2015 to shareholders of record on August 25, 2015.
Share Repurchase Program
In 2015, the Board of Directors authorized a share repurchase program for up to $125.0 million of our common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock, and the authorization under the repurchase program will expire on December 31, 2015. During the three and six months ended June 30, 2015, no shares of our common stock were repurchased under the share repurchase program.
Market Trends
Our results of operations are significantly affected by the cost of the commodities that we purchase, process, produce and sell. Sudden change in petroleum-based commodity prices is our primary source of market risk. Historically, our profitability has been affected by the volatility of commodity prices, including crude oil and refined products.
We continue to experience volatility in the energy markets. The price of WTI crude oil ranged from a high of $61.43 per barrel to a low of $43.46 per barrel during the first six months of 2015 and averaged $53.33 and $100.85 per barrel in the first six months of 2015 and 2014, respectively. The Gulf Coast crack spread ranged from a high of $23.54 per barrel to a low of $3.93 per barrel and averaged $16.81 per barrel during the first six months of 2015, compared to an average of $16.06 in the same period of 2014.
Our Tyler and El Dorado refineries both continued to have access to discounted WTI and WTI-linked crude feedstocks during the first six months of 2015.  However, as new pipelines and rail capabilities have increased others' access to price-advantaged crude oil supplies in the mid-continent region, we have experienced a decline in certain crude oil price differentials. We believe that infrastructure development will continue into the foreseeable future, but the pace of development is partly determined by fluctuations in the price of crude oil. Crude oil price changes impact drilling activity, which impacts the demand for the infrastructure needed to support crude oil supply capabilities. The price of WTI crude oil declined to an average discount of $6.00 per barrel when compared to Brent crude oil during the first six months of 2015, compared to a discount of $8.01 per barrel in the same period of 2014. The WTI Midland crude oil discount to WTI Cushing crude oil averaged $1.29 per barrel in the first six months of 2015, compared to an average of $5.94 in the same period of 2014, which was partially offset by a change in the crude oil futures market that was in contango in the second quarter of 2015, compared to a backwardated market in the second quarter of 2014. As these price differentials decrease, so does our competitive advantage inherent in our access to WTI-linked crude oils.
Environmental regulations continue to affect our margins in the form of the increasing cost of Renewable Identification Numbers ("RINs"). On a consolidated basis, we work to balance our RINs obligations in order to minimize the effect of RINs on our results. While we generate RINs in all three operating segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. For example, under the EPA's new proposed rule, by 2016 our ethanol volume requirement would increase 3% and the biodiesel requirement would increase 5%. If the required volumes are finalized as proposed, we have sufficient RINs to meet our 2014 obligation and believe we will internally generate almost all of the RINs required to meet our refineries' 2015 obligation. It is possible however, that in 2016 we will be unable to blend sufficient quantities of ethanol and biodiesel to meet our requirements and will have to purchase an increasing number of RINs. As a result, increases in the price of RINs can adversely affect our results of operations. The cost of ethanol RINs has fluctuated from an average of $0.46 in the second quarter of 2014 to an average of $0.62 in the second quarter of 2015. The cost of biodiesel RINs has fluctuated from an average of $0.85 in the second quarter of 2014 to an average of $1.15 in the second quarter of 2015.
As part of our overall business strategy, management determines the cost to store crude oil, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude oil or other intermediate feedstocks based on various factors, including the crude pricing market in the U.S. Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude oil vendors, and any other factors which may impact the costs of crude oil. During the first six months of 2015, crude oil and refined product inventories remained at consistent levels as compared to the end of 2014, with inventory levels targeted at maintaining minimum volumes necessary to satisfy customer demand and line space requirements.
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
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the six months ended June 30, 2015, from those disclosed in our Annual Report on Form 10-K.
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) determining our inventory using the last-in, first-out valuation method, (ii) evaluating impairment for property, plant and equipment and definite life intangibles, (iii) valuing goodwill and potential impairment, and (iv) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Summary Financial and Other Information
The following table provides summary financial data for Delek:

	Three Months Ended		Six Months Ended
Statement of Operations Data	June 30,		June 30,
	2015	2014	2015	2014
	(In millions, except share and per share data)
Net sales	$1,693.1	$2,374.7	2,843.7	4,240.4
Operating costs and expenses:
Cost of goods sold	1,438.2	2,108.3	2,444.3	3,751.6
Operating expenses	106.0	102.2	197.4	200.7
General and administrative expenses	34.3	30.0	67.0	61.6
Depreciation and amortization	34.9	28.2	63.2	52.8
Other operating income	(0.1)	—	(0.1)	—
Total operating costs and expenses	1,613.3	2,268.7	2,771.8	4,066.7
Operating income	79.8	106.0	71.9	173.7
Interest expense	17.3	10.1	27.4	19.7
Interest income	(0.2)	—	(0.6)	(0.4)
Income from equity method investments	(7.4)	—	(7.4)	—
Other (income) loss, net	(0.1)	0.1	(1.0)	—
Total non-operating expenses, net	9.6	10.2	18.4	19.3
Income before taxes	70.2	95.8	53.5	154.4
Income tax expense	15.1	32.6	9.1	51.9
Net income	55.1	63.2	44.4	102.5
Net income attributed to non-controlling interest	6.8	8.3	12.2	13.9
Net income attributable to Delek	$48.3	$54.9	$32.2	$88.6
Basic earnings per share	$0.80	$0.93	$0.55	$1.49
Diluted earnings per share	$0.79	$0.92	$0.54	$1.48

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2015 versus the Three Months Ended June 30, 2014
Consolidated net income for the second quarter of 2015 was $48.3 million, or $0.79 per diluted share, compared to $54.9 million, or $0.92 per diluted share, for the second quarter of 2014.
In the second quarters of 2015 and 2014, we generated net sales of $1,693.1 million and $2,374.7 million, respectively, a decrease of $681.6 million, or 28.7%. The decrease in net sales was primarily due to decreases in the price of finished petroleum products in all three operating segments in the second quarter of 2015, compared to the same period in 2014. The decline in prices was partially offset by an increase in fuel volumes and merchandise sales in the retail segment and an increase in sales volumes in the refining segment.
Cost of goods sold was $1,438.2 million for the second quarter of 2015 compared to $2,108.3 million for the second quarter of 2014, a decrease of $670.1 million, or 31.8%. The decrease in cost of goods sold primarily resulted from a decrease in the cost of both crude oil feedstocks in the refining segment and refined products in both the retail and logistics segments and a one-time expense of $22.6 million related to the financial settlement under the Supply and Offtake Agreement that was recorded in the second quarter of 2014. These decreases were partially offset by increased sales volumes in the refining and retail segments for the second quarter of 2015, as compared to the same period of 2014 and losses associated with our hedging program of $15.3 million for the second quarter of 2015, compared to gains of $8.4 million for the second quarter of 2014.
Operating expenses were $106.0 million for the second quarter of 2015 compared to $102.2 million for the second quarter of 2014, an increase of $3.8 million, or 3.7%. The increase in operating expenses was primarily due to increased maintenance expenses in the logistics segment and increased insurance expenses in our retail segment.
General and administrative expenses were $34.3 million and $30.0 million for the second quarter of 2015 and 2014, respectively, an increase of $4.3 million, or 14.3%. The increase in general and administrative expenses was primarily due to an increase in employee compensation related expenses associated with increased headcount and stock-based compensation and an increase in costs related to various acquisitions in the second quarter of 2015, as compared to the same period of 2014. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $34.9 million for the second quarter of 2015 compared to $28.2 million for the second quarter of 2014, an increase of $6.7 million, or 23.8%. The increase in depreciation expense is primarily attributable to $1.3 million of accelerated depreciation of assets replaced in the turnaround and expansion of the Tyler refinery completed in the first quarter of 2015, as well as capital expenditures and acquisitions completed in 2014.
Interest expense was $17.3 million for the second quarter of 2015 compared to $10.1 million for the second quarter of 2014, an increase of $7.2 million, or 71.3%. The increase was primarily attributable to $3.9 million of one-time fees associated with the amendment to the Lion Term Loan in the second quarter of 2015 and interest costs associated with increased debt levels related to the Alon Acquisition.
During the second quarter of 2015, we recognized income from equity method investments of $7.4 million, which is primarily attributable to our proportionate share of the net income from our investment in Alon USA of $9.2 million, net of $1.7 million in amortization of the excess of our investment over our equity in the underlying net assets of Alon USA. We did not hold any equity method investments during the second quarter of 2014.
Other (income) expense was $(0.1) million for the second quarter of 2015 compared to $0.1 million for the second quarter of 2014, an increase of $0.2 million, or 200.0%. The increase in other income was primarily attributable to an increase in foreign transactions resulting in foreign currency gains.
Income tax expense was $15.1 million for the second quarter of 2015, compared to $32.6 million for the second quarter of 2014, a decrease of $17.5 million, or 53.7%. The decrease was primarily attributable to the decline in pre-tax income, from $95.8 million for the second quarter of 2014, to $70.2 million in the second quarter of 2015. Our effective tax rate was 21.5% for the second quarter of 2015, compared to 34.0% for the second quarter of 2014. The decrease in our effective tax rate in the second quarter of 2015 was primarily due to the actualization of prior-year provision amounts in the second quarter of 2015, compared to the second quarter of 2014.

Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2015 versus the Six Months Ended June 30, 2014
For the six months ended June 30, 2015 and 2014, we generated net sales of $2,843.7 million and $4,240.4 million, respectively, a decrease of $1,396.7 million, or 32.9%. The decrease in net sales is primarily due to decreases in the price of refined products in the refining, logistics and retail segments and a decrease in sales volume in the refining and logistics segments in the six months ended June 30, 2015, compared to the same period in 2014. The decline in sales volume in the refining segment was primarily attributable to the downtime associated with the turnaround and expansion of the Tyler refinery that was completed in the first quarter of 2015. These decreases were partially offset by an increase in fuel volumes and merchandise sales in the retail segment.
Cost of goods sold was $2,444.3 million for the six months ended June 30, 2015, compared to $3,751.6 million for the six months ended June 30, 2014, a decrease of $1,307.3 million, or 34.8%. The decrease in cost of goods sold primarily resulted from decreases in the cost of crude oil in the refining segment and refined products in both the logistics and retail segments, a decrease in sales volume in the refining and logistics segments and a one-time expense of $22.6 million related to the financial settlement under the Supply and Offtake Agreement that was recorded in the second quarter of 2014. Partially offsetting the decrease were losses associated with our hedging program, of $7.0 million for the six months ended June 30, 2015, compared to gains of $41.0 million for the six months ended June 30, 2014.
Operating expenses were $197.4 million for the six months ended June 30, 2015, compared to $200.7 million for the six months ended June 30, 2014, a decrease of $3.3 million, or 1.6%. The decrease in operating expenses primarily resulted from the downtime associated with the turnaround and expansion of the Tyler refinery in the first quarter of 2015, as well as a decrease in insurance expense at the Tyler refinery. These decreases were partially offset by increases in various maintenance initiatives in the logistics segment and increased insurance expenses in the retail segment.
General and administrative expenses were $67.0 million for the six months ended June 30, 2015, compared to $61.6 million for the six months ended June 30, 2014, an increase of $5.4 million, or 8.8% . The increase in general and administrative expenses was primarily due to an increase in employee compensation related expenses associated with increased headcount and stock-based compensation and various acquisition related expenses for the six months ended June 30, 2015, as compared to the same period of 2014. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $63.2 million for the six months ended June 30, 2015, compared to $52.8 million for the six months ended June 30, 2014, an increase of $10.4 million, or 19.7%. This increase was primarily due to completed capital projects and accelerated depreciation of assets replaced in the turnaround and expansion of the Tyler refinery completed in the first quarter of 2015.
Interest expense was $27.4 million for the six months ended June 30, 2015, compared to $19.7 million for the six months ended June 30, 2014, an increase of $7.7 million, or 39.1%. The increase was primarily attributable to $3.9 million of one-time fees associated with the amendment to the Lion Term Loan in the second quarter of 2015 and interest costs associated with increased debt levels related to the Alon Acquisition.
During the six months ended June 30, 2015, we recognized income from equity method investments of $7.4 million, which is primarily attributable to our proportionate share of the net income from our investment in Alon USA of $9.2 million, net of $1.7 million in amortization of the excess of our investment over our equity in the underlying net assets of Alon USA. We did not hold any equity method investments during the six months ended June 30, 2014.
Other income of $1.0 million for the six months ended June 30, 2015 was primarily attributable to foreign currency gains and other miscellaneous income. There was no other income during the six months ended June 30, 2014.
Income tax expense was $9.1 million for the six months ended June 30, 2015, compared to $51.9 million for the six months ended June 30, 2014, a decrease of $42.8 million, or 82.5%. The decrease was primarily attributable to the decline in pre-tax income, from $154.4 million for the six months ended June 30, 2014, to $53.5 million for the six months ended June 30, 2015. Our effective tax rate was 17.0% for the six months ended June 30, 2015, compared to 33.6% for the six months ended June 30, 2014. The decrease in our effective tax rate for the six months ended June 30, 2015 was primarily due to the actualization of prior-year provision amounts.

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
Refining Segment
The table below sets forth certain information concerning our refining segment operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Refining Segment Contribution:
Net sales	$1,336.8	$1,846.6	$2,163.8	$3,209.4
Cost of goods sold	1,164.8	1,665.2	1,921.7	2,869.7
Gross Margin	172.0	181.4	242.1	339.7
Operating expenses	60.0	58.5	108.2	116.3
Contribution margin	$112.0	$122.9	$133.9	$223.4
Tyler Refinery
Days in period	91	91	181	181
Total sales volume (average bpd)(1)	71,588	65,969	47,528	66,001
Products manufactured (average bpd):
Gasoline	38,242	34,073	24,952	35,543
Diesel/Jet	30,403	26,392	18,945	25,753
Petrochemicals, LPG, NGLs	3,697	2,749	2,063	2,350
Other	1,788	1,712	1,071	1,741
Total production	74,130	64,926	47,031	65,387
Throughput (average bpd):
Crude oil	69,685	58,021	44,271	58,148
Other feedstocks	5,619	7,787	3,555	8,127
Total throughput	75,304	65,808	47,826	66,275
Per barrel of sales(3):
Tyler refining margin(4)	$15.36	$18.61	$13.65	$18.04
Direct operating expenses(5)	$3.82	$4.52	$5.26	$4.59

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
El Dorado Refinery
Days in period	91	91	181	181
Total sales volume (average bpd)(2)	87,565	85,812	83,376	72,418
Products manufactured (average bpd):
Gasoline	39,956	39,619	39,981	31,143
Diesel	28,933	31,614	28,688	24,197
Petrochemicals, LPG, NGLs	772	1,095	719	850
Asphalt	7,365	6,804	7,722	4,927
Other	1,763	1,131	1,760	832
Total production	78,789	80,263	78,870	61,949
Throughput (average bpd):
Crude oil	74,450	79,010	75,566	58,349
Other feedstocks	5,986	3,314	4,690	5,337
Total throughput	80,436	82,324	80,256	63,686
Per barrel of sales(3):
El Dorado refining margin(4)	$8.82	$8.43	$8.35	$8.90
Direct operating expenses(5)	$4.23	$3.85	$3.99	$4.50

Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$57.80	$103.07	$53.33	$100.85
WTI — Midland crude oil (per barrel)	$57.41	$95.43	$52.40	$94.05
US Gulf Coast 5-3-2 crack spread (per barrel)	$18.60	$17.10	$16.81	$16.06
US Gulf Coast Unleaded Gasoline (per gallon)	$1.91	$2.88	$1.70	$2.75
Ultra low sulfur diesel (per gallon)	$1.83	$2.92	$1.76	$2.93
Natural gas (per MMBTU)	$2.73	$4.59	$2.80	$4.88
_____________________________

(1)
Sales volume includes 4,553 bpd and 2,527 bpd sold to the logistics segment during the three and six months ended June 30, 2015, respectively, and 794 bpd and 765 bpd during the three and six months ended June 30, 2014, respectively. Sales volume also includes sales of 4,875 bpd and 2,880 bpd of intermediate and finished products to the El Dorado refinery during the three and six months ended June 30, 2015, respectively, and 1,744 bpd and 4,370 bpd of intermediate and finished products during the three and six months ended June 30, 2014, respectively. Sales volume excludes 469 bpd and 3,265 bpd of wholesale activity during the three and six months ended June 30, 2015, respectively. There was no wholesale activity during the three and six months ended June 30, 2014.

(2)
Sales volume includes 3,488 bpd and 3,977 bpd of produced finished product sold to the retail segment during the three and six months ended June 30, 2015, respectively, and 4,002 bpd and 3,949 bpd during the three and six months ended June 30, 2014, respectively. Sales volume also includes 783 bpd and 2,314 bpd of produced finished product sold to the Tyler refinery during the three and six months ended June 30, 2015, respectively, and 1,142 bpd and 1,661 bpd during the three and six months ended June 30, 2014, respectively. Sales volume excludes 26,843 bpd and 25,178 bpd of wholesale activity during the three and six months ended June 30, 2015, respectively, and 13,805 bpd and 12,669 bpd of wholesale activity during the three and six months ended June 30, 2014, respectively.

(3)	"Per barrel of sales" information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) by the total barrels sold during the period.

(4)	"Refining margin" is defined as refinery net sales less cost of goods sold.

(5)	"Direct operating expenses" are defined as operating expenses attributed to the refining segment.

Comparison of the Three Months Ended June 30, 2015 versus the Three Months Ended June 30, 2014
Contribution margin for the refining segment decreased to $112.0 million, or 75.2% of our consolidated contribution margin, in the second quarter of 2015, compared to $122.9 million, or 74.8% of our consolidated segment contribution margin, in the second quarter of 2014. The refining segment contribution margin decline was primarily attributable to a decline in margins at both the Tyler and El Dorado refineries, partially offset by an increase in sales volumes at the Tyler refinery, attributable to the expansion of the Tyler refinery in the first quarter of 2015. Margins at both refineries were negatively impacted by several factors. First, the discount between WTI Midland crude oil and WTI Cushing crude oil narrowed, to an average of $0.60 per barrel in the second quarter of 2015, compared to $8.37 per barrel in the second quarter of 2014, which was partially offset by a change in the crude oil futures market that was in contango in the second quarter of 2015, compared to a backwardated market in the second quarter of 2014. Finally, we recognized losses on derivative positions of $15.2 million in the second quarter of 2015, compared to gains of $8.5 million in the second quarter of 2014.
Net sales for the refining segment were $1,336.8 million for the second quarter of 2015 compared to $1,846.6 million for the second quarter of 2014, a decrease of $509.8 million, or 27.6%. The decrease was primarily due to decreases in the price of U.S. Gulf Coast gasoline and Ultra-low-sulfur diesel ("ULSD") in the second quarter of 2015 as compared to the second quarter of 2014. During the second quarters of 2015 and 2014, the refining segment sold $188.9 million and $187.4 million, or 25,965 bpd and 17,205 bpd, respectively, of finished product and services to the logistics and retail segments. These sales are eliminated in consolidation.
Cost of goods sold for the second quarter of 2015 for the refining segment was $1,164.8 million compared to $1,665.2 million for the second quarter of 2014, a decrease of $500.4 million, or 30.1%. This decrease was a result of a decrease in the cost of WTI crude oil, from an average of $103.07 per barrel in the second quarter of 2014 to an average of $57.80 in the second quarter of 2015, as well as a one-time expense of $22.6 million related to the financial settlement under the Supply and Offtake Agreement that was recorded in the second quarter of 2014.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $31.9 million and $24.1 million during the second quarters of 2015 and 2014, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses for the refining segment were $60.0 million for the second quarter of 2015 compared to $58.5 million for the second quarter of 2014, an increase of $1.5 million, or 2.6%. The increase in operating expenses was primarily due to higher labor related expenses at both refineries, partially offset by decreases in natural gas and maintenance expenses at both refineries and decreased insurance expense at the Tyler refinery.
Comparison of the Six Months Ended June 30, 2015 versus the Six Months Ended June 30, 2014
Contribution margin for the refining segment for the six months ended June 30, 2015 was $133.9 million, or 66.3% of our consolidated contribution margin, compared to $223.4 million, or 77.5% of our consolidated segment contribution margin for the six months ended June 30, 2014. The decrease in refining segment contribution margin was primarily attributable to a decrease in sales volumes at the Tyler refinery, attributable to downtime at the Tyler refinery as a result of the turnaround and expansion projects completed in the first quarter of 2015, as well as a decline in margins at both the Tyler and El Dorado refineries. The decrease in margins at both refineries, from a combined $13.26 per barrel sold in the six months ended June 30, 2014 to $10.27 per barrel sold in the six months ended June 30, 2015, primarily resulted from a decrease in the discount between Midland and Cushing crude oil, from $5.94 per barrel for the six months ended June 30, 2014 to $1.29 for the six months ended June 30, 2015. This decrease was partially offset by an increase in the benchmark Gulf Coast crack spread to an average of $16.81 per barrel in the six months ended June 30, 2015, compared to an average of $16.06 per barrel during the six months ended June 30, 2014. The increase in the Gulf Coast crack spread was driven by a 47.1% decrease in WTI crude oil, coupled with declines of 38.2% and 39.9% in the U.S. Gulf Coast price of gasoline and ULSD, respectively. Finally, we recognized losses on derivative positions of $7.2 million for the six months ended June 30, 2015, compared to gains of $41.3 million for the six months ended June 30, 2014.
Net sales for the refining segment were $2,163.8 million for the six months ended June 30, 2015, compared to $3,209.4 million for the six months ended June 30, 2014, a decrease of $1,045.6 million, or 32.6%. Net sales decreased due primarily to the decrease in sales volumes at the Tyler refinery, as well as a decrease in the average price of U.S. Gulf Coast gasoline and ULSD in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. During the six months ended June 30, 2015 and 2014, the refining segment sold $315.2 million and $294.6 million, or 23,664 bpd and 13,673 bpd, respectively, of finished product and services to the logistics and retail segments. These sales are eliminated in consolidation.

Cost of goods sold for the six months ended June 30, 2015 was $1,921.7 million compared to $2,869.7 million for the comparable 2014 period, a decrease of $948.0 million, or 33.0%. This decrease was primarily a result of the decline in sales volumes at the Tyler refinery, a decrease in the average price of WTI crude oil, from an average of $100.85 per barrel for the six months ended June 30, 2014 to an average of $53.33 for the six months ended June 30, 2015, and a one-time expense of $22.6 million related to the financial settlement under the Supply and Offtake Agreement that was recorded in the the second quarter of 2014.
Our refining segment has multiple service agreements with our logistics segment which, among other things, requires the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were$59.5 million and $45.1 million during the six months ended June 30, 2015 and 2014, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses were $108.2 million for the six months ended June 30, 2015, compared to $116.3 million for the six months ended June 30, 2014, a decrease of $8.1 million, or 7.0%. The decrease in operating expense was primarily attributable to downtime associated with the turnaround and expansion of the Tyler refinery completed in the first quarter of 2015, as well as a decrease in insurance expense at the Tyler refinery. These decreases were offset by an increase in labor and outside service expenses at the El Dorado refinery during the six months ended June 30, 2015.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Logistics Segment Contribution:
Net sales	$172.1	$236.4	$315.6	$439.9
Cost of goods sold	132.5	196.6	240.9	368.8
Gross Margin	39.6	39.8	74.7	71.1
Operating expenses	10.8	9.7	21.6	19.2
Contribution margin	$28.8	$30.1	$53.1	$51.9
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	66,860	61,231	47,018	61,828
West Texas wholesale marketing throughputs (average bpd)	17,490	17,451	17,070	16,729
West Texas wholesale marketing margin per barrel	$1.31	$6.52	$1.35	$5.06
Terminalling throughputs (average bpd) (2)	113,578	98,962	90,581	94,468
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	53,863	59,038	55,267	41,936
Refined products pipelines to Enterprise Systems	58,572	59,888	57,258	45,908
SALA Gathering System	21,305	21,300	21,421	22,201
East Texas Crude Logistics System	28,677	3,223	23,892	7,105
El Dorado Rail Offloading Rack	2,964	—	2,964	—
_____________________________

(1)	Excludes jet fuel and petroleum coke.

(2)
Consists of terminalling throughputs at our Tyler, Big Sandy and Mount Pleasant, Texas, North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals. Throughputs at the El Dorado, Arkansas terminal are for the period from February 10, 2014 through June 30, 2015. Prior to February 10, 2014, the logistics segment did not record revenue for throughput at the El Dorado, Arkansas terminal. Throughputs for the Mount Pleasant Terminal are for the period from October 1, 2014 through June 30, 2015, following its acquisition. Throughputs for the Memphis and Nashville, Tennessee, Tyler and Big Sandy, Texas and the North Little Rock, Arkansas terminals are for all periods presented.

Comparison of the Three Months Ended June 30, 2015 versus the Three Months Ended June 30, 2014
Contribution margin for the logistics segment decreased to $28.8 million, or 19.3% of our consolidated segment contribution margin in the second quarter of 2015, compared to $30.1 million, or 18.3% of our consolidated segment contribution margin, in the second quarter of 2014. The decrease in contribution margin was primarily attributable to lower margins in our operations in west Texas. The gross margin per barrel in our west Texas operations was also affected by more challenging marketing conditions in the region during the second quarter of 2015, as a result of declining crude oil prices that have reduced drilling activity in west Texas and therefore lowered demand in the area. Also contributing to the decrease in the gross margin per barrel was a decline in the market price for ethanol relative to the fixed price contracts that were in place during the second quarter of 2015. Additionally, downtime at refineries in the region during the second quarter of 2014 created a favorable supply/demand environment for finished products, which improved the gross margin per barrel for the comparable period. These decreases were partially offset by increased fees on our Paline Pipeline System and the effect of the throughput agreements with the refining segment in connection with the acquisition of two crude oil rail offloading racks and related ancillary assets (the "El Dorado Offloading Racks Acquisition") and a crude oil storage tank and certain ancillary assets (the "Tyler Crude Tank Acquisition") from the refining segment in the first quarter of 2015.
Net sales for the logistics segment were $172.1 million in the second quarter of 2015, compared to $236.4 million for the second quarter of 2014, a decrease of $64.3 million, or 27.2%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price per gallon of gasoline decreased $1.06 per gallon during the second quarter of 2015 compared to the second quarter of 2014. The average sales price per gallon of diesel decreased $1.25 per gallon during the second quarter of 2015 compared to the second quarter of 2014. Partially offsetting the decreases were net sales contributed by trucking assets we acquired from Frank Thompson Transport, Inc. in December 2014 (the "FTT Assets"), the terminalling and pipeline assets we acquired in October 2014 near Mount Pleasant, Texas (the "Greenville-Mount Pleasant Assets"), the effect of the throughput agreements with the refining segment and increased fees on our Paline Pipeline System.
Net sales included $3.8 million and $3.6 million of net service fees paid by our refining segment to our logistics segment during the second quarter of 2015 and 2014, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $31.9 million and $24.1 million in the second quarter of 2015 and 2014, respectively. The logistics segment also sold $2.3 million and $1.3 million of RINs to the refining segment in the second quarter of 2015 and 2014, respectively. These intercompany sales and fees are eliminated in consolidation.
Cost of goods sold for the logistics segment decreased $64.1 million, or 32.6%, to $132.5 million in the second quarter of 2015, compared to $196.6 million in the second quarter of 2014. The decrease in cost of goods sold was attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline decreased $0.88 per gallon during the second quarter of 2015 compared to the second quarter of 2014, while the average cost per gallon of diesel decreased $1.13 per gallon during the second quarter of 2015 compared to the second quarter of 2014.
Operating expenses for the logistics segment were approximately $10.8 million and $9.7 million for the second quarter of 2015 and 2014, respectively, an increase of $1.1 million, or 11.3%. The increase in operating expenses was primarily due to increases in various tank maintenance initiatives in the second quarter of 2015 as compared to the second quarter of 2014.
Comparison of the Six Months Ended June 30, 2015 versus the Six Months Ended June 30, 2014
Contribution margin for the logistics segment for the six months ended June 30, 2015 was $53.1 million, or 26.3% of our consolidated segment contribution margin, compared to $51.9 million, or 18.0% of our consolidated segment contribution margin for the six months ended June 30, 2014. The increase in contribution margin was attributable to increased fees on our Paline Pipeline System and the effects of the throughput agreements we entered into with the refining segment in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition from the refining segment in the first quarter of 2015 . Offsetting the increases were lower margins in our operations in west Texas. The gross margin per barrel in our west Texas operations was also affected by more challenging market conditions in the region during the six months ended June 30, 2015 as a result of declining crude oil prices that have reduced drilling activity in west Texas and therefore lowered demand in the area. Also contributing to the decrease in the gross margin per barrel was a decline in the market price for ethanol relative to fixed price contracts that were in place during the six months ended June 30, 2015. Additionally, downtime at refineries in the region during the six months ended June 30, 2014 created a favorable supply/demand environment for finished products, which improved the gross margin per barrel for the comparable period.

Net sales for the logistics segment were $315.6 million for the six months ended June 30, 2015 compared to $439.9 million for the six months ended June 30, 2014, a decrease of $124.3 million, or 28.3%. The decrease in net sales was primarily due to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price per gallon of gasoline decreased $1.07 per gallon during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The average sales price per gallon of diesel decreased $1.29 per gallon during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Partially offsetting the decreases were net sales contributed by the FTT Assets and the Greenville-Mount Pleasant Assets, the effects of the throughput and tankage agreements with the refining segment and increased fees on our Paline Pipeline System.
Net sales included $6.8 million and $7.1 million of net service fees paid by our refining segment to our logistics segment during the six months ended June 30, 2015 and 2014, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $59.5 million and $45.1 million in the six months ended June 30, 2015 and 2014, respectively. The logistics segment also sold $3.9 million and $2.0 million of RINs to the refining segment in the six months ended June 30, 2015 and 2014. These sales and fees are eliminated in consolidation.
Cost of goods sold decreased $127.9 million, or 34.7%, to $240.9 million in the six months ended June 30, 2015, compared to cost of goods sold of $368.8 million in the six months ended June 30, 2014. The decrease in cost of goods sold is primarily attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline decreased $0.95 per gallon for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The average cost per gallon of diesel decreased $1.19 per gallon for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Operating expenses in the logistics segment were approximately $21.6 million and $19.2 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $2.4 million, or 12.5%. The increase in operating expenses was primarily due to increases in various tank maintenance initiatives and acquisitions that have occurred since the six months ended June 30, 2014.

Retail Segment
The table below sets forth certain information concerning our retail segment operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Retail Segment Contribution:
Net sales	$409.9	$508.6	$747.9	$940.2
Cost of goods sold	360.0	457.1	653.2	850.6
Gross Margin	49.9	51.5	94.7	89.6
Operating expenses	35.6	34.8	68.1	67.0
Contribution margin	$14.3	$16.7	$26.6	$22.6
Operating Information:
Number of stores (end of period)	360	362	360	362
Average number of stores	360	361	361	361
Retail fuel sales (thousands of gallons)	116,157	109,418	224,814	207,225
Average retail gallons sold per average number of stores (in thousands)	323	303	623	574
Retail fuel margin ($ per gallon)	$0.153	$0.193	$0.158	$0.161
Merchandise sales (in thousands)	$109,209	$103,695	$203,756	$193,094
Merchandise margin %	28.7%	28.4%	28.5%	28.4%
Change in same-store retail fuel gallons sold	2.6%	(1.2)%	4.0%	(0.6)%
Change in same-store merchandise sales	3.6%	3.8%	3.5%	5.1%

Comparison of the Three Months Ended June 30, 2015 versus the Three Months Ended June 30, 2014
Contribution margin for the retail segment decreased to $14.3 million, or 9.6% of our consolidated contribution margin, in the second quarter of 2015, compared to $16.7 million, or 10.2% of our consolidated contribution margin, in the second quarter of 2014. The decrease was primarily due to a decrease in retail fuel margins in the second quarter of 2015, as compared to the second quarter of 2014, partially offset by an increase in merchandise margins.
Net sales for the retail segment in the second quarter of 2015 decreased $98.7 million, or 19.4%, to $409.9 million from $508.6 million in the second quarter of 2014. The decrease in net sales was primarily due to a decrease in the retail fuel price per gallon of 30.4% to an average price of $2.43 per gallon in the second quarter of 2015 compared to an average price of $3.49 per gallon in the second quarter of 2014. The decrease in retail fuel prices was partially offset by an increase in fuel sales volumes and merchandise sales in the second quarter of 2015, as compared with the same period of 2014.
Retail fuel gallons sold for the retail segment were 116.2 million gallons for the second quarter of 2015, compared to 109.4 million gallons for the second quarter of 2014. Same-store retail fuel gallons sold increased 2.6% for the second quarter of 2015, compared to the second quarter of 2014. Total fuel sales, including wholesale dollars, decreased 25.7% to $300.7 million in the second quarter of 2015, compared to $404.9 million in the second quarter of 2014.
Merchandise sales for the retail segment increased 5.3% to $109.2 million in the second quarter of 2015 compared to $103.7 million in the second quarter of 2014. Same-store merchandise sales increased 3.6%, primarily due to increases in the cigarette, other tobacco, snack and dairy categories during the second quarter of 2015 as compared to the same period in 2014.
Cost of goods sold for the retail segment decreased $97.1 million, or 21.2%, to $360.0 million in the second quarter of 2015 from $457.1 million in the second quarter of 2014. This decrease was primarily due to a decrease in the average retail cost per gallon of 30.9%, to an average cost of $2.28 per gallon in the second quarter of 2015 compared to an average cost of $3.30 per gallon in the second quarter of 2014, partially offset by an increase in fuel sales volumes.
Operating expenses for the retail segment were $35.6 million in the second quarter of 2015 as compared to $34.8 million in the second quarter of 2014, an increase of $0.8 million, or 2.3%. This increase was primarily attributable to increases in workers compensation and general liability insurance expenses, partially offset by a decrease in credit expenses in the second quarter of 2015 as compared to the second quarter of 2014.
Comparison of the Six Months Ended June 30, 2015 versus the Six Months Ended June 30, 2014
Contribution margin for the retail segment was $26.6 million, or 13.2% of our consolidated contribution margin, in the six months ended June 30, 2015, versus $22.6 million, or 7.9% of our consolidated contribution margin, in the six months ended June 30, 2014. Both fuel and merchandise margins remained relatively flat during the six months ended June 30, 2015, when compared to the six months ended June 30, 2014. The increase in retail contribution margin was primarily due to an increase in fuel sales volumes and merchandise sales.
Net sales for our retail segment in the six months ended June 30, 2015 decreased $192.3 million, or 20.5%, to $747.9 million compared to $940.2 million in the six months ended June 30, 2014. The decrease in sales is primarily attributable to a decrease in the retail fuel price per gallon of 32.5% to an average price of $2.28 per gallon in the six months ended June 30, 2015 from an average price of $3.38 per gallon in thesix months ended June 30, 2014, which was partially offset by an increase in retail fuel sales volumes.
Retail fuel gallons sold were 224.8 million gallons for the six months ended June 30, 2015, compared to 207.2 million gallons for the six months ended June 30, 2014. Comparable store gallons increased 4.0% between the six months ended June 30, 2015 and the six months ended June 30, 2014.
Merchandise sales increased 5.5%, from $193.1 million for the six months ended June 30, 2014 to $203.8 million in the six months ended June 30, 2015. The increases in merchandise sales was primarily due to an increase in cigarette, other tobacco, dairy and snack categories during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.
Cost of goods sold for our retail segment decreased $197.4 million, or 23.2%, to $653.2 million in the six months ended June 30, 2015 compared to $850.6 million in the six months ended June 30, 2014. This decrease was primarily due to a decrease in the average retail cost per gallon of 34.2%, or an average cost of $2.12 per gallon in the six months ended June 30, 2015 when compared to an average cost of $3.22 per gallon in the six months ended June 30, 2014. This decline in prices was partially offset by the increase in retail fuel sales volumes.

Operating expenses were $68.1 million in the six months ended June 30, 2015 compared to $67.0 million in the six months ended June 30, 2014, an increase of $1.1 million, or 1.6%. This increase was primarily due to an increase in workers compensation and general liability insurance expense, partially offset by a decrease in credit expenses during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2015 and 2014 (in millions):

	Six Months Ended June 30,
	2015	2014
Cash Flow Data:
Cash flows provided by operating activities	$92.4	$172.0
Cash flows used in investing activities	(362.9)	(164.3)
Cash flows provided by financing activities	204.8	152.4
Net (decrease) increase in cash and cash equivalents	$(65.7)	$160.1
Cash Flows from Operating Activities
Net cash provided by operating activities was $92.4 million for the six months ended June 30, 2015, compared to $172.0 million for the comparable period of 2014. The decrease in cash flows from operations was primarily due to the decrease in net income for the six months ended June 30, 2015 of $44.4 million, compared to $102.5 million in the same period of 2014, an increase in accounts receivable and a decrease in the obligation under our supply and offtake agreement.
Cash Flows from Investing Activities
Net cash used in investing activities was $362.9 million for the first six months of 2015, compared to $164.3 million in the comparable period of 2014. The increase is primarily due to equity method investments of $218.2 million in the six months ended June 30, 2015, primarily associated with the Alon Acquisition in May 2015. There were no equity method investments in the six months ended June 30, 2014.
Cash used in investing activities includes our capital expenditures during the first six months of 2015 of approximately $138.4 million, of which $123.2 million was spent on projects in the refining segment, $3.5 million was spent in the retail segment, $9.8 million was spent at our logistics segment and $1.9 million was spent at the holding company level. During the six months ended June 30, 2014, we spent $153.4 million, of which $125.0 million was spent on projects in our refining segment, $13.1 million was spent in our retail segment, $4.3 million was spent at our logistics segment and $11.0 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash provided by financing activities was $204.8 million in the six months ended June 30, 2015, compared to $152.4 million in the comparable period of 2014. The increase in cash provided by financing activities is primarily due to an increase in net borrowings under promissory notes, to $149.1 million during the six months ended June 30, 2015, compared to net borrowings of $85.5 million in the comparable 2014 period, partially offset by a decrease in net borrowings under our revolving credit facilities, to $88.1 million in the six months ended June 30, 2015, compared to $120.7 million in the comparable period of 2014.

Cash Position and Indebtedness
As of June 30, 2015, our total cash and cash equivalents were $378.4 million and we had total indebtedness of approximately $971.9 million. Borrowing availability under our four separate revolving credit facilities was approximately $611.9 million and we had letters of credit issued of $104.0 million. We believe we were in compliance with our covenants in all debt facilities as of June 30, 2015. See Note 11 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our four separate revolving credit facilities.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the six months ended June 30, 2015 were $138.4 million, of which approximately $123.2 million was spent in our refining segment, $3.5 million in our retail segment, $9.8 million in our logistics segment and $1.9 million at the holding company level. Our capital expenditure budget is approximately $239.7 million for 2015. The following table summarizes our actual capital expenditures for the six months ended June 30, 2015 and planned capital expenditures for the full year 2015 by operating segment and major category (in millions):

	Full Year 2015 Forecast	Six Months Ended June 30, 2015
Refining:
Sustaining maintenance, including turnaround activities	$74.6	$57.8
Regulatory	28.8	9.5
Discretionary projects	69.5	55.9
Refining segment total	172.9	123.2
Logistics:
Regulatory	2.0	0.2
Sustaining maintenance	12.1	5.8
Discretionary projects	5.7	3.8
Logistics segment total	19.8	9.8
Retail:
Sustaining maintenance	9.5	2.8
Growth/profit improvements	6.4	0.3
Retrofit/rebrand/re-image	2.2	0.4
Raze and rebuild/new/land	6.1	—
Retail segment total	24.2	3.5
Other:
Growth/profit improvements	8.9	1.7
New builds/land	13.9	0.2
Other total	22.8	1.9
Total capital spending	$239.7	$138.4
In the second quarter 2015, we increased our total capital spending forecast for 2015 to $239.7 million, up from the prior forecast of $225.9 million. The increase in our total capital spending forecast for 2015 is primarily attributable to a $6.1 million increase in retail segment expenditures and a $7.8 million increase in corporate level expenditures associated with six new retail store locations planned for the remainder of 2015. For the full year 2015, we plan to spend approximately $24.2 million in the retail segment, of which we plan to spend $6.4 million on profit and growth improvements. We expect to spend approximately $172.9 million in our refining segment for the full year 2015. The full year 2015 refining segment forecast includes $28.8 million in regulatory projects, $9.5 million of which was spent in the six months ended June 30, 2015. In addition, we plan to spend approximately $74.6 million on maintenance projects and approximately $69.5 million for other discretionary projects in the refining segment in the full year 2015. We plan to spend $19.8 million in the logistics segment for the full year 2015.

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

The following table sets forth information relating to our open commodity derivative contracts as of June 30, 2015 ($ in millions).

	Total Outstanding		Notional Contract Volume (barrels) by Year of Maturity
Contract Description	Market Value	Notional Contract Volume (barrels)	2015	2016	2017
Contracts not designated as hedging instruments:
Crude oil price swaps - long	$46.7	326,000	326,000	—	—
Crude oil price swaps - short	(3.0)	200,000	200,000	—	—
Inventory, refined product and crack spread swaps - long	(10.0)	3,619,500	3,619,500	—	—
Inventory, refined product and crack spread swaps - short	(0.3)	3,719,000	3,719,000	—	—
Total	$33.4	7,864,500	7,864,500	—	—
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long	$(39.3)	3,136,000	441,600	878,400	1,816,000
Inventory, refined product and crack spread swaps - long	3.0	675,000	—	675,000	—
Inventory, refined product and crack spread swaps - short	14.5	1,468,000	1,468,000	—	—
Total	$(21.8)	5,279,000	1,909,600	1,553,400	1,816,000

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

PART II.
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims, whether regulatory or other, arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or cash flows. However, in June 2015, the United States Department of Justice notified the Company that they were evaluating an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from the March 2013 Magnolia Station release. However, no specific claim for penalties or affirmative relief has been made at this time.

ITEM 1A. RISK FACTORS
These disclosures should be read in conjunction with "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 26, 2015 (the "Form 10-K").

We do not have the ability to control the operations of or corporate and management policies of Alon USA Energy, Inc. (NYSE: ALJ) (“Alon USA”) so long as we do not control a majority of Alon USA common stock.
We completed the purchase of approximately 33.7 million shares of Alon USA common stock owned by Alon Israel, and now own approximately 48% of the issued and outstanding common stock of Alon USA (the “Alon Investment”). As a result of our minority ownership position, we will be unable to control the operations of Alon USA.
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

Because we account for our investment in Alon USA under the equity method of accounting, the earnings or losses reported by Alon USA will have a direct effect upon our earnings.
Due to our ownership percentage in Alon USA, we account for our investment using the equity method of accounting.  As a result, the earnings or losses reported by Alon USA will have a direct impact on our earnings or losses per share. Alon USA is an independent refiner and marketer of petroleum products subject to many of the same risk factors as we are (some of which are detailed in our Form 10-K) as well as other risk factors. To the extent that these factors adversely impact Alon USA’s earnings, our earnings per share may be adversely affected as well. For additional information regarding the risks to Alon USA's business, please see those identified in Alon USA's annual, quarterly and current reports, including those identified in Alon USA's Annual Report on Form 10-K for the year ended December 31, 2014 and Alon USA's Quarterly Report for the period ended June 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company's Board of Directors has authorized a share repurchase program for up to $125.0 million of the Company’s common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock, and the authorization under the repurchase program will expire on December 31, 2015. During the three and six months ended June 30, 2015, no shares of our common stock were repurchased under the stock repurchase authorization.

ITEM 5. OTHER INFORMATION

Dividend Declaration
On August 2, 2015, our Board of Directors voted to declare a quarterly cash dividend of $0.0 million per share, payable on September 15, 2015 to shareholders of record on August 25, 2015.

Appointment of Board Member

On August 4, 2015, the members of the Board of Directors (the “Board”) of Delek US Holdings, Inc. expanded the size of the Board from six to seven members and elected Gary M. Sullivan, Jr. to fill the vacancy created thereby.  Mr. Sullivan will hold office until the Company’s 2016 annual meeting of stockholders and until his successor is duly elected and qualified, unless sooner displaced. The Board also appointed Mr. Sullivan to the Board’s Audit Committee and he will serve as the Audit Committee chairman.
There are no arrangements or understandings between Mr. Sullivan and any other persons pursuant to which he was selected as a director of the Company. Mr. Sullivan has not been a party to any transactions that would be required to be reported under Item 404(a) of Regulation S-K in this Current Report on Form 8-K. The Company did not enter into any material plan, contract or arrangement with, and did not make a grant or award to, Mr. Sullivan in connection with his election to the Board.

ITEM 6. EXHIBITS

Exhibit No.		Description
2.1
Stock Purchase Agreement between Alon Israel Oil Company, LTD, and Delek US Holdings, Inc., dated April 14, 2015 (incorporated by reference to Exhibit 99.3 to the Schedule 13D filed by the Company on May 26, 2015).

10.1
Second Amended and Restated Financing Agreement, dated May 14, 2015, among Lion Oil Company as borrower, certain subsidiaries of Lion Oil Company named therein as guarantors, the various institutions from time to time party to this Agreement, as Lenders, Fifth Third Bank as Administrative Agent and Lead Collateral Agent and Bank Hapoalim B.M., as Designated Account Collateral Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 20, 2015).

10.2
Amended and Restated Stockholder Agreement between Delek US Holdings, Inc. and Alon USA Energy, Inc. dated April 14, 2015 (incorporated by reference to Exhibit 99.2 to the Schedule 13D filed by the Company on May 26, 2015).

10.3	§*	Employment Agreement, dated May 1, 2015, between Delek US Holdings, Inc. and Mark D. Smith.
10.4	§*	Employment Agreement, dated July 1, 2015, between Delek US Holdings, Inc. and Assaf Ginzburg.
10.5	§
First Amendment to Third Amended and Restated Omnibus Agreement, dated as of August 3, 2015, by and among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC.

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
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Management contract or compensatory plan or arrangement.

§	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 5, 2015

EXHIBIT INDEX

Exhibit No.		Description
2.1
Stock Purchase Agreement between Alon Israel Oil Company, LTD, and Delek US Holdings, Inc., dated April 14, 2015 (incorporated by reference to Exhibit 99.3 to the Schedule 13D filed by the Company on May 26, 2015).

10.1
Second Amended and Restated Financing Agreement, dated May 14, 2015, among Lion Oil Company as borrower, certain subsidiaries of Lion Oil Company named therein as guarantors, the various institutions from time to time party to this Agreement, as Lenders, Fifth Third Bank as Administrative Agent and Lead Collateral Agent and Bank Hapoalim B.M., as Designated Account Collateral Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 20, 2015).

10.2
Amended and Restated Stockholder Agreement between Delek US Holdings, Inc. and Alon USA Energy, Inc. dated April 14, 2015 (incorporated by reference to Exhibit 99.2 to the Schedule 13D filed by the Company on May 26, 2015).

10.3	§*	Employment Agreement, dated May 1, 2015, between Delek US Holdings, Inc. and Mark D. Smith.
10.4	§*	Employment Agreement, dated July 1, 2015, between Delek US Holdings, Inc. and Assaf Ginzburg.
10.5	§
First Amendment to Third Amended and Restated Omnibus Agreement, dated as of August 3, 2015, by and among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC.

31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Management contract or compensatory plan or arrangement.

§	Filed herewith.