Form 10-Q
period 2015-09-30
Delek US Holdings, Inc.
filed 2015-11-06
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 30, 2015, there were 62,202,745 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2015	December 31, 2014
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$366.3	$444.1
Accounts receivable	227.5	197.0
Accounts receivable from related party	2.1	—
Inventory	384.1	469.6
Other current assets	108.5	136.7
Total current assets	1,088.5	1,247.4
Property, plant and equipment:
Property, plant and equipment	2,065.8	1,952.9
Less: accumulated depreciation	(550.8)	(509.6)
Property, plant and equipment, net	1,515.0	1,443.3
Goodwill	73.9	73.9
Other intangibles, net	27.5	21.4
Equity method investments	618.8	—
Other non-current assets	109.8	105.1
Total assets	$3,433.5	$2,891.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$443.1	$476.7
Current portion of long-term debt and capital lease obligations	103.7	56.4
Obligation under Supply and Offtake Agreement	160.8	200.9
Accrued expenses and other current liabilities	124.5	122.9
Total current liabilities	832.1	856.9
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	850.0	533.3
Environmental liabilities, net of current portion	8.1	8.5
Asset retirement obligations	9.5	9.2
Deferred tax liabilities	261.6	266.3
Other non-current liabilities	52.5	18.5
Total non-current liabilities	1,181.7	835.8
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 66,892,775 shares and 60,637,525 shares issued at September 30, 2015 and December 31, 2014, respectively	0.7	0.6
Additional paid-in capital	636.2	395.1
Accumulated other comprehensive loss	(30.8)	(12.6)
Treasury stock, 4,325,314 shares and 3,365,561 shares, at cost, as of September 30, 2015 and December 31, 2014, respectively	(141.6)	(112.6)
Retained earnings	754.5	731.2
Non-controlling interest in subsidiaries	200.7	196.7
Total stockholders’ equity	1,419.7	1,198.4
Total liabilities and stockholders’ equity	$3,433.5	$2,891.1
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions, except share and per share data)
Net sales	$1,554.2	$2,322.2	$4,397.9	$6,562.6
Operating costs and expenses:
Cost of goods sold	1,355.6	2,035.2	3,799.9	5,786.8
Operating expenses	106.6	100.9	304.0	301.6
General and administrative expenses	34.1	36.0	101.1	97.6
Depreciation and amortization	34.2	29.2	97.4	82.0
Other operating income, net	(0.1)	—	(0.2)	—
Total operating costs and expenses	1,530.4	2,201.3	4,302.2	6,268.0
Operating income	23.8	120.9	95.7	294.6
Interest expense	15.7	10.0	43.1	29.7
Interest income	(0.3)	—	(0.9)	(0.4)
Income from equity method investments	(16.5)	—	(23.9)	—
Other income, net	—	(0.1)	(1.0)	(0.1)
Total non-operating (income) expenses, net	(1.1)	9.9	17.3	29.2
Income before income tax (benefit) expense	24.9	111.0	78.4	265.4
Income tax (benefit) expense	(0.5)	32.8	8.6	84.7
Net income	25.4	78.2	69.8	180.7
Net income attributed to non-controlling interest	6.7	5.7	18.9	19.6
Net income attributable to Delek	$18.7	$72.5	$50.9	$161.1
Basic earnings per share	$0.30	$1.23	$0.84	$2.73
Diluted earnings per share	$0.29	$1.22	$0.84	$2.70
Weighted average common shares outstanding:
Basic	63,189,399	58,744,099	60,366,532	59,090,291
Diluted	63,658,386	59,302,788	60,894,206	59,673,599
Dividends declared per common share outstanding	$0.15	$0.25	$0.45	$0.75
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net income attributable to Delek	$18.7	$72.5	$50.9	$161.1
Other comprehensive (loss) income:
Commodity contracts designated as cash flow hedges:
Unrealized (losses) gains, net of ineffectiveness losses (gains) of $12.4 million and $21.3 million for the three and nine months ended September 30, 2015, respectively, and $8.9 million and $(5.4) million for the three and nine months ended September 30, 2014, respectively.	(24.3)	(3.5)	(20.8)	20.8
Realized losses (gains) reclassified to cost of goods sold	0.6	5.9	(1.7)	8.0
Net (loss) gain before tax	(23.7)	2.4	(22.5)	28.8
Income tax benefit (expense)	8.3	(0.8)	7.9	(10.4)
Net (loss) gain on commodity contracts designated as cash flow hedges	(15.4)	1.6	(14.6)	18.4
Foreign currency translation loss	(0.1)	—	(0.2)	—
Other comprehensive loss from equity method investments, net of tax benefit of $1.8 million for both the three and nine months ended September 30, 2015	(1.9)	—	(3.4)	—
Total other comprehensive income	(17.4)	1.6	(18.2)	18.4
Comprehensive income attributable to Delek	$1.3	$74.1	$32.7	$179.5
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:	(In millions)
Net income	$69.8	$180.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.4	82.0
Amortization of deferred financing costs	3.4	3.6
Accretion of asset retirement obligations	0.4	0.5
Amortization of unfavorable contract liability	—	(2.0)
Deferred income taxes	0.1	10.8
Income from equity method investments	(23.9)	—
Dividends from equity method investments	10.1	—
Gain on disposal of assets	(0.2)	—
Equity-based compensation expense	12.3	10.0
Income tax benefit of equity-based compensation	(1.7)	(2.3)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(32.6)	(73.5)
Inventories and other current assets	110.0	174.9
Market value of derivatives	30.4	(34.1)
Accounts payable and other current liabilities	(29.0)	(14.0)
Obligation under Supply and Offtake Agreement	(40.1)	(48.5)
Non-current assets and liabilities, net	(14.7)	(46.4)
Net cash provided by operating activities	191.7	241.7
Cash flows from investing activities:
Business combinations	(0.4)	(11.1)
Equity method investments	(230.6)	—
Purchases of property, plant and equipment	(175.9)	(211.1)
Purchase of intangible assets	(7.2)	—
Proceeds from sales of assets	2.2	0.2
Net cash used in investing activities	(411.9)	(222.0)
Cash flows from financing activities:
Proceeds from long-term revolvers	517.6	888.0
Payments on long-term revolvers	(436.2)	(791.3)
Proceeds from term debt and capital lease obligations	178.2	104.1
Payments on term debt and capital lease obligations	(40.6)	(16.6)
Proceeds from exercise of stock options	0.2	1.0
Taxes paid due to the net settlement of equity-based compensation	(3.6)	(4.8)
Income tax benefit of equity-based compensation	1.7	2.3
Repurchase of common stock	(29.0)	(41.6)
Distribution to non-controlling interest	(15.3)	(12.3)
Dividends paid	(27.6)	(44.7)
Deferred financing costs paid	(3.0)	(6.1)
Net cash provided by financing activities	142.4	78.0
Net (decrease) increase in cash and cash equivalents	(77.8)	97.7
Cash and cash equivalents at the beginning of the period	444.1	400.0
Cash and cash equivalents at the end of the period	$366.3	$497.7
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.7 million and $1.6 million in the 2015 and 2014 periods, respectively.	$36.2	$26.9
Income taxes	$5.4	$73.4
Non-cash investing activities:
Equity method investments	$3.8	$—
Decrease in accrued capital expenditures	$(2.3)	$(17.8)
Non-cash financing activities:
Stock issued in connection with the Alon Acquisition	$230.8	$—
Note payable issued in connection with the Alon Acquisition	$145.0	$—

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
Certain prior period amounts have been reclassified in order to conform to the current year presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported. Additionally, we corrected an immaterial error for the prior period in the statement of cash flows.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
New Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and can be early adopted for any interim or annual financial statements that have not yet been issued. We expect to adopt this guidance on or before the effective date and we do not anticipate that the adoption will have a material impact on our business, financial position or results of operations.
In July 2015, the FASB issued guidance requiring entities to measure first-in, first-out ("FIFO") or average cost inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance does not change the measurement of inventory measured using last-in, first-out ("LIFO") or the retail inventory method. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted at the beginning of any interim or annual period for which financial statements have not yet been issued. We expect to adopt this guidance on or before the effective date and we do not anticipate that the adoption will have a material impact on our business, financial position or results of operations.
In April 2015, the FASB issued guidance which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of this guidance, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued further clarification regarding an SEC staff announcement related to this guidance which permits entities to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Upon adoption, the guidance requires prior period financial statements to be retrospectively adjusted. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted in certain circumstances. We expect to adopt this guidance on or before the effective date and we do not anticipate that the adoption will have a material impact on our business, financial position or results of operations.

2. Delek Logistics Partners, LP
Delek Logistics is a publicly traded limited partnership that was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to Delek’s refining and marketing operations. As of September 30, 2015, we owned a 59.8% limited partner interest in Delek Logistics, and a 95.6% interest in Logistics GP, which owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek's partnership interest in Delek Logistics includes 2,799,258 common units, 11,999,258 subordinated units and 494,900 general partner units.

In March 2015, a subsidiary of Delek Logistics completed the acquisition from Lion Oil of two crude oil offloading racks in El Dorado, Arkansas (the "El Dorado refinery") and related ancillary assets adjacent to our El Dorado refinery (the "El Dorado Offloading Racks Acquisition"). The cash paid for the assets acquired was approximately $42.5 million, financed with borrowings under the DKL Revolver (as defined in Note 6).
In March 2015, a subsidiary of Delek Logistics completed the acquisition from Refining of a crude oil storage tank with 350,000 barrels of shell capacity that supports our refinery in Tyler, Texas (the "Tyler refinery") and related ancillary assets adjacent to our Tyler refinery (the "Tyler Crude Tank Acquisition"). The purchase price paid for the assets acquired was $19.4 million in cash, financed with borrowings under the DKL Revolver (as defined in Note 6).

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

With the exception of affiliate balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, as presented below, are included in the consolidated balance sheets of Delek (in millions).

	September 30, 2015	December 31, 2014(1)

	(Unaudited)
ASSETS
Cash and cash equivalents	$—	$1.9
Accounts receivable	37.1	28.0
Inventory	5.0	10.3
Other current assets	0.4	0.8
Net property, plant and equipment	255.2	254.8
Equity method investments	30.5	—
Goodwill	11.7	11.7
Intangible assets, net	15.7	16.5
Other non-current assets	6.2	7.3
Total assets	$361.8	$331.3
LIABILITIES AND (DEFICIT) EQUITY
Accounts payable	$12.4	$17.9
Accounts payable to related parties	9.6	0.6
Accrued expenses and other current liabilities	12.3	11.8
Revolving credit facility	325.2	251.8
Asset retirement obligations	3.4	3.3
Deferred tax liabilities	0.3	0.2
Other non-current liabilities	10.3	5.9
(Deficit) equity	(11.7)	39.8
Total liabilities and equity	$361.8	$331.3

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

3. Equity Method Investments
On May 14, 2015, Delek acquired from Alon Israel Oil Company, Ltd. ("Alon Israel") approximately 33.7 million shares of common stock (the "ALJ Shares") of Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA") pursuant to the terms of a stock purchase agreement with Alon Israel dated April 14, 2015 (the "Alon Acquisition"). The ALJ Shares represented an equity interest in Alon USA of approximately 48%. We acquired the ALJ Shares for the following combination of cash, stock and seller-financed debt:

•	Delek issued 6,000,000 restricted shares of its common stock, par value $0.01 per share (the "DK Shares"), to Alon Israel;

•	Delek issued an unsecured $145.0 million term promissory note payable to Alon Israel (the "Alon Israel Note") (See Note 6 for further information); and

•	Delek paid Alon Israel $200.0 million in cash at closing funded with a combination of cash on hand and borrowings under the Lion Term Loan (as defined in Note 6).
Delek will also issue an additional 200,000 restricted shares of its common stock, par value $0.01 per share, to Alon Israel if the closing price of Delek's common stock is greater than $50.00 per share for at least 30 consecutive trading days that end on or before May 14, 2017.
As of September 30, 2015, our investment balance in Alon USA was $588.3 million and the excess of our initial investment over our net equity in the underlying net assets of Alon USA was approximately $256.6 million. This excess is included in equity method investments in our consolidated balance sheet and has been preliminarily attributed to property, plant and equipment. This excess will be depreciated as a reduction to earnings from equity method investments on a straight-line basis over the lives of the related assets. The earnings from this equity method investment reflected in our consolidated statements of income include our share of net earnings directly attributable to this equity method investment, and depreciation of the excess of our investment balance over the underlying net assets of Alon USA.

Below is summarized financial information of the financial position and results of operations of Alon USA, as of September 30, 2015 and for the period from May 14, 2015 through September 30, 2015 (in millions):

Balance Sheet Information	September 30, 2015
Current assets	$559.3
Non-current assets	1,660.7
Current liabilities	397.7
Non-current liabilities	1,082.4
Non-controlling interests	35.9

Income Statement Information	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenue	$1,151.2	$1,837.6
Gross profit	237.0	359.1
Pre-tax income	69.7	107.5
Net income	52.4	77.6
Net income attributable to Alon USA	41.9	61.1
Also, in March 2015, Delek Logistics entered into two joint ventures that will construct logistics assets to serve third parties and subsidiaries of Delek. Delek Logistics' total projected investment for the two joint ventures is approximately $96.0 million and will be financed by Delek Logistics through a combination of cash from operations and borrowings under the DKL Revolver (as defined in Note 6). As of September 30, 2015, the investment in these joint ventures totaled $30.5 million and was accounted for using the equity method.

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
Carrying value of inventories consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Refinery raw materials and supplies	$129.9	$158.8
Refinery work in process	37.1	26.5
Refinery finished goods	176.1	235.1
Retail fuel	9.9	10.9
Retail merchandise	26.1	28.0
Logistics refined products	5.0	10.3
Total inventories	$384.1	$469.6
At both September 30, 2015 and December 31, 2014, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $0.3 million.
Permanent Liquidations
We incurred a permanent reduction in a LIFO layer resulting in a liquidation loss in our refinery inventory of $8.9 million and $19.1 million during the three and nine months ended September 30, 2015, respectively, and $10.2 million and $7.9 million during the three and nine months ended September 30, 2014, respectively. These liquidations were recognized as a component of cost of goods sold.
5. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Master Supply and Offtake Agreement (the "Supply and Offtake Agreement") with J. Aron & Company ("J. Aron"). Throughout the term of the Supply and Offtake Agreement, which was amended on December 23, 2013 to expire on April 30, 2017, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 barrels per day ("bpd") of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable (payable) related to this settlement of $4.9 million and $(4.9) million as of September 30, 2015 and December 31, 2014, respectively, which is included in accounts receivable on the condensed consolidated balance sheet. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
While title to the inventories will reside with J. Aron, this arrangement will be accounted for as a product financing arrangement. Delek incurred fees payable to J. Aron of $2.6 million and $7.9 million during the three and nine months ended September 30, 2015, respectively, and $2.6 million and $7.6 million during the three and nine months ended September 30, 2014, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the Supply and Offtake Agreement on April 30, 2017, or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At September 30,

2015, Delek had 3.2 million barrels of inventory consigned for J. Aron, and we have recorded liabilities associated with this consigned inventory of $160.8 million in the condensed consolidated balance sheet.
6. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	September 30, 2015	December 31, 2014
MAPCO Revolver	$84.0	$76.0
DKL Revolver	325.2	251.8
Wells Term Loan	46.6	64.2
Reliant Bank Revolver	17.0	17.0
Promissory notes	213.8	76.0
Lion Term Loan, net of $1.4 million and $0.3 million debt discount at September 30, 2015 and December 31, 2014, respectively	266.7	104.2
Capital lease obligations	0.4	0.5
	953.7	589.7
Less: Current portion of long-term debt, notes payable and capital lease obligations	103.7	56.4
	$850.0	$533.3
MAPCO Revolver
Our subsidiary, MAPCO Express, has a revolving credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders that was amended and restated on May 6, 2014 (the "MAPCO Revolver"). The MAPCO Revolver consists of a $160.0 million revolving credit limit which includes (i) a $10.0 million swing line loan sub-limit; (ii) a $40.0 million letter of credit sub-limit; and (iii) an accordion feature which permits an increase in borrowings by up to $50.0 million, subject to additional lender commitments. As of September 30, 2015, we had $84.0 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $2.6 million, with approximately $73.4 million availability remaining. Borrowings under the MAPCO Revolver are secured by (i) substantially all the assets of MAPCO Express and its subsidiaries, subject to certain exceptions and limitations, (ii) all of Delek’s shares in MAPCO Express, and (iii) a limited guaranty provided by Delek of up to $50.0 million in obligations. The MAPCO Revolver will mature on May 6, 2019. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or London Interbank Offered Rate ("LIBOR") rate loans. At September 30, 2015, the weighted average borrowing rate under the MAPCO Revolver was approximately 2.55%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2015, this fee was 0.30% per year.
Wells ABL
Our subsidiary, Delek Refining, Ltd., has an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the "Wells ABL") that consists of (i) a $600.0 million revolving loan (the "Wells Revolving Loan"), which includes a $55.0 million swing line loan sub-limit and a $550.0 million letter of credit sub-limit, (ii) a $70.0 million delayed single draw term loan (the "Wells Term Loan"), and (iii) an accordion feature which permits an increase in the size of the revolving credit facility to an aggregate of $875.0 million, subject to additional lender commitments and the satisfaction of certain other conditions precedent. The Wells Revolving Loan matures on January 16, 2019 and the Wells Term Loan matures on December 31, 2016. The Wells Term Loan is subject to repayment in level principal installments of approximately $5.8 million per quarter, beginning December 31, 2014, with a final balloon payment due on December 31, 2016. As of September 30, 2015, under the Wells ABL, we had letters of credit issued totaling approximately $91.5 million and no amounts outstanding under the Wells Revolving Loan; under the Wells Term Loan we had approximately $46.6 million outstanding. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the Wells Revolving Loan and Wells Term Loan bear interest based on separate predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At September 30, 2015, the weighted average borrowing rate under the Wells Term Loan was approximately 3.94%. Additionally, the Wells ABL requires us to pay a quarterly unused credit commitment fee. As of September 30, 2015, this fee was approximately

0.38% per year. Unused availability, as calculated and reported under the terms of the Wells ABL credit facility, as of September 30, 2015, was $145.0 million.
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
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of September 30, 2015, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on December 30, 2019. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR, or a Canadian Dealer Offered Rate plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin, in each case, varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At September 30, 2015, the weighted average borrowing rate was approximately 2.52%. Additionally, the DKL Revolver requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2015, this fee was 0.40% per year. As of September 30, 2015, Delek Logistics had $325.2 million of outstanding borrowings under the credit facility, as well as letters of credit issued of $2.5 million. Amounts available under the DKL Revolver, as of September 30, 2015, were approximately $372.3 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank, which was amended on June 26, 2014 (the "Reliant Bank Revolver"). The Reliant Bank Revolver provides for unsecured loans of up to $17.0 million. As of September 30, 2015, we had $17.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2016, and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of September 30, 2015, we had no undrawn amounts available under the Reliant Bank Revolver.
Promissory Notes
In 2011, Delek began construction on new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate notes for each BTS project with Standard Insurance Company (collectively, the "Notes") varying in size from $1.0 million to $2.2 million. The Notes bear interest at fixed rates, ranging from 5.00% to 6.38% per annum. Each of the Notes is secured by the land or leasehold interest, as applicable, and the building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, payments of principal on each respective Note are due over a ten-year term calculated using a 25-year amortization schedule. If any Note is not paid in full after the initial ten-year period, we may continue to make monthly payments under the Note; however, the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first 20-year period. The final maturity dates of the Notes range from June 1, 2036 to November 1, 2039. As of September 30, 2015, we had amounts drawn under 29 Notes related to these BTS projects, for a total amount of approximately $48.8 million outstanding under the Notes.
On April 29, 2011, Delek entered into a $50.0 million promissory note (the "Ergon Note") with Ergon, Inc. ("Ergon") in connection with the closing of our acquisition of Lion Oil. As of September 30, 2015, $20.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each, commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.00% per annum.
On May 14, 2015, in connection with the Company’s closing of the acquisition of the ALJ shares, the Company issued the Alon Israel Note, which is payable to Alon Israel. The Alon Israel Note that bears interest at a fixed rate of 5.50% per annum and requires five annual principal amortization payments of $25.0 million beginning in January 2016 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. As of September 30, 2015, $145.0 million was outstanding under the Alon Israel Note. In October 2015, we made a principal and interest prepayment on the Alon Israel Note of approximately $25.5 million. See "Alon Israel Note Prepayment" under Note 15 for additional information.
Lion Term Loan
Our subsidiary, Lion Oil, has a term loan credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which was amended and restated on May 14, 2015 in connection with the Company’s closing of the Alon Acquisition to, among other things, increase the total loan size from $99.0 million to $275.0 million (the "Lion Term Loan"). The Lion Term Loan requires Lion Oil to make quarterly principal amortization payments of approximately $6.9 million each, commencing on September 30, 2015, with a final balloon payment due on the maturity date. The Lion Term Loan matures on May 14, 2020, and is secured by among other things, (i) substantially all assets of Lion Oil and its subsidiaries (excluding inventory and accounts receivable), (ii) all shares in Lion Oil, (iii) the subordinated and common units of Delek Logistics held by Lion Oil, and (iv) the ALJ Shares. Additionally, the Lion Term Loan is guaranteed by Delek and the subsidiaries of Lion Oil. Interest on the unpaid balance of the Lion Term Loan is computed at a rate per annum equal to LIBOR or a base rate, at our election, plus the applicable margins, subject in each case to an all-in interest rate floor of 5.50% per annum. As of September 30, 2015, $268.1 million was outstanding under the Lion Term Loan and the weighted average borrowing rate was 5.50%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, DKL Revolver, Reliant Bank Revolver and Lion Term Loan, we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with separate fixed charge coverage ratio financial covenants under the Wells ABL and the Lion Term Loan during the three or nine months ended September 30, 2015, we may be required to comply with these covenants at times when certain trigger thresholds are met, as defined in each of the Wells ABL and Lion Term Loan agreements. We believe we were in compliance with all covenant requirements under each of our credit facilities as of September 30, 2015.
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
Interest-Rate Derivative Instruments
As of September 30, 2015, Delek had an interest rate cap agreement for a total notional amount of $45.0 million. This agreement is intended to economically hedge floating interest rate risk related to a portion of our existing debt. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"), the fair value of the derivatives is recorded in other current assets in the accompanying condensed consolidated balance sheets with the offset recognized in interest expense in the accompanying condensed consolidated statements of income. The derivative instrument matures in 2016. The estimated mark-to-market liability associated with our interest rate derivatives, as of September 30, 2015 and December 31, 2014, was nominal and $0.9 million, respectively.
In accordance with ASC 815, we recorded expense representing cash settlements and changes in estimated fair value of the interest rate derivative agreements of a nominal amount and $0.2 million for the three and nine months ended September 30, 2015, respectively, and a nominal amount and $0.4 million for the three and nine months ended September 30, 2014, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to apply that treatment for future transactions.
7. Income Taxes
At September 30, 2015, Delek had unrecognized tax benefits of $0.3 million that, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount was recognized related to unrecognized tax benefits during both the three and nine months ended September 30, 2015. Interest of $0.2 million was recognized related to unrecognized tax benefits during both the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2015, we reversed $2.1 million and $2.4 million, respectively, of unrecognized tax benefits related to prior year tax positions.

Our effective tax rate was (2.0)% and 11.0% for the three and nine months ended September 30, 2015, respectively, compared to 29.5% and 31.9% for the three and nine months ended September 30, 2014. The decrease in our effective tax rate in the three and nine months ended September 30, 2015 was primarily due to the greater impact of permanent differences on the tax rate, due to the lower pre-tax income during the three and nine months ended September 30, 2015, as compared to the prior periods, as well as the actualization of prior-year provision amounts.

8. Stockholders' Equity

Changes to equity during the nine months ended September 30, 2015 are presented below (in millions, except per share amounts):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2014	$1,001.7	$196.7	$1,198.4
Net income	50.9	18.9	69.8
Unrealized loss on cash flow hedges, net of income tax benefit of $7.9 million and ineffectiveness loss of $21.3 million	(14.6)	—	(14.6)
Foreign currency translation loss	(0.2)	—	(0.2)
Other comprehensive loss from equity method investments, net of income tax benefit of $1.8 million	(3.4)	—	(3.4)
Common stock dividends ($0.45 per share)	(27.6)	—	(27.6)
Distribution to non-controlling interest	—	(15.3)	(15.3)
Stock issued in connection with the Alon Acquisition	230.8	—	230.8
Equity-based compensation expense	11.6	0.7	12.3
Purchase of common stock	(29.0)	—	(29.0)
Income tax benefit from equity-based compensation expense	1.7	—	1.7
Taxes paid due to the net settlement of equity-based compensation	(3.6)	—	(3.6)
Exercise of equity-based awards	0.2	—	0.2
Other	0.5	(0.3)	0.2
Balance at September 30, 2015	$1,219.0	$200.7	$1,419.7

Dividends

During the nine months ended September 30, 2015, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Payment Date
February 23, 2015	$0.15	March 10, 2015	March 24, 2015
May 5, 2015	$0.15	May 26, 2015	June 16, 2015
August 2, 2015	$0.15	August 25, 2015	September 15, 2015

Stock Repurchase Program

Our Board of Directors has authorized common stock repurchases in the aggregate amount of $125.0 million. Any repurchases may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend upon prevailing market prices, general economic and market conditions and other considerations. The stock repurchase authorization does not obligate us to acquire any particular amount of stock and any unused portion of the authorization will expire on December

31, 2015. During both the three and nine months ended September 30, 2015, 959,753 shares of our common stock were repurchased, for a total of $29.0 million, under the stock repurchase authorization.

9. Equity-Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
Compensation expense for Delek equity-based awards amounted to $3.6 million ($2.3 million, net of taxes) and $10.7 million ($7.0 million, net of taxes) for the three and nine months ended September 30, 2015, respectively, and $3.0 million ($1.9 million, net of taxes) and $8.5 million ($5.5 million, net of taxes) for the three and nine months ended September 30, 2014, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2015, there was $30.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.5 years.
We issued 56,567 and 255,250 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three and nine months ended September 30, 2015, respectively, and 111,488 and 330,624 shares of common stock during the three and nine months ended September 30, 2014, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. Such withheld shares totaled 38,235 and 240,392 shares during the three and nine months ended September 30, 2015, respectively, and 89,834 and 205,821 shares during the three and nine months ended September 30, 2014, respectively.
Delek Logistics, GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for Delek Logistics GP equity-based awards was $0.4 million ($0.3 million, net of taxes) and $1.5 million ($1.0 million, net of taxes) for the three and nine months ended September 30, 2015, respectively, and $0.4 million ($0.3 million, net of taxes) and $1.2 million ($0.8 million, net of taxes) for the three and nine months ended September 30, 2014, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2015, there was $3.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.2 years.
Granting of GP Interests
On March 10, 2013, we granted membership interests in Logistics GP, the general partner of Delek Logistics, to certain executives, including Ezra Uzi Yemin, our Chairman, President and Chief Executive Officer. These interests consisted of a total 1.4% membership interest in Logistics GP and vested on June 10, 2013. On December 10, 2013, we granted Mr. Yemin an additional 4.0% membership interest in Logistics GP. Half of the 4.0% vested immediately, 0.50% vested on June 10, 2014 and, subject to Mr. Yemin's continued employment with Delek, 0.25% will continue to vest every six months following June 10, 2014 through June 10, 2017. Total compensation expense recognized for these grants was nominal and $0.1 million ($0.1 million, net of taxes) for the three and nine months ended September 30, 2015, respectively, and nominal and $0.3 million ($0.2 million, net of taxes) for the three and nine months ended September 30, 2014. As of September 30, 2015, there was $0.3 million of total unrecognized compensation cost related to non-vested GP membership interests, which is expected to be recognized over a weighted-average period of 1.7 years.

10. Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding	63,189,399	58,744,099	60,366,532	59,090,291
Dilutive effect of equity instruments	468,987	558,689	527,674	583,308
Weighted average common shares outstanding, assuming dilution	63,658,386	59,302,788	60,894,206	59,673,599
Outstanding common share equivalents totaling 2,240,684 and 2,157,852 were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2015, respectively, compared to 1,476,368 and 1,815,193 excluded the three and nine months ended September 30, 2014, as these common share equivalents did not have a dilutive effect under the treasury stock method.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience store merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of September 30, 2015, we had 355 stores in total, consisting of 191 located in Tennessee, 90 in Alabama, 45 in Georgia, 12 in Arkansas, 8 in Virginia, 6 in Kentucky and 3 in Mississippi. The retail fuel and convenience stores operate under our MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 66 contracted dealer locations as of September 30, 2015. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, generally provide the same products and services, and operate in a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining segment has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. These intercompany transaction fees were $4.4 million and $11.2 million during the three and nine months ended September 30, 2015, respectively, and $3.6 million and $10.7 million during the three and nine months ended September 30, 2014, respectively. Additionally, the refining segment pays transportation and storage fees to the logistics segment for the utilization of certain crude and finished product pipeline and tank assets. These fees were $31.2 million and $90.7 million during the three and nine months ended September 30, 2015, respectively, and $24.9 million and $70.0 million during the three and nine months ended September 30, 2014, respectively. The logistics segment also sold $1.0 million and $4.9 million of RINs to the refining segment during the three and nine months ended September 30, 2015, respectively and $1.3 million and $3.3 million during the three and nine months ended September 30, 2014, respectively. The refining segment sold finished product and services to the retail and logistics segments in the amount of $180.7 million and $495.9 million during the three and nine months ended September 30, 2015, respectively, and $183.8 million and $478.4 million during the three and nine months ended September 30, 2014, respectively. All intersegment transactions have been eliminated in consolidation.
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended September 30, 2015
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,027.3	$128.5	$396.9	$1.5	$1,554.2
Intercompany fees and sales	180.7	36.6	—	(217.3)	—
Operating costs and expenses:
Cost of goods sold	1,100.7	124.4	339.5	(209.0)	1,355.6
Operating expenses	59.9	11.6	35.5	(0.4)	106.6
Segment contribution margin	$47.4	$29.1	$21.9	$(6.4)	92.0
General and administrative expenses					34.1
Depreciation and amortization					34.2
Other operating income					(0.1)
Operating income					$23.8
Total assets	$1,965.2	$361.8	$440.5	$666.0	$3,433.5
Capital spending (excluding business combinations)	$23.6	$4.1	$4.8	$2.7	$35.2

	Three Months Ended September 30, 2014
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,618.4	$198.2	$505.1	$0.5	$2,322.2
Intercompany fees and sales	183.8	29.8	—	(213.6)	—
Operating costs and expenses:
Cost of goods sold	1,598.5	194.1	452.3	(209.7)	2,035.2
Operating expenses	52.4	10.4	36.4	1.7	100.9
Segment contribution margin	$151.3	$23.5	$16.4	$(5.1)	186.1
General and administrative expenses					36.0
Depreciation and amortization					29.2
Operating income					$120.9
Total assets	$2,065.5	$316.2	$462.2	$213.7	$3,057.6
Capital spending (excluding business combinations)	$30.1	$0.7	$6.9	$2.2	$39.9

	Nine Months Ended September 30, 2015
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$2,875.9	$373.8	$1,144.8	$3.4	$4,397.9
Intercompany fees and sales	495.9	106.9	—	(602.8)	—
Operating costs and expenses:
Cost of goods sold	3,022.4	365.3	992.7	(580.5)	3,799.9
Operating expenses	168.1	33.2	103.6	(0.9)	304.0
Segment contribution margin	$181.3	$82.2	$48.5	$(18.0)	294.0
General and administrative expenses					101.1
Depreciation and amortization					97.4
Other operating income					$(0.2)
Operating income					$95.7
Capital spending (excluding business combinations)	$146.8	$13.9	$8.3	$4.6	$173.6

	Nine Months Ended September 30, 2014
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,533.2	$583.9	$1,445.3	$0.2	$6,562.6
Intercompany fees and sales	478.4	84.0	—	(562.4)	—
Operating costs and expenses:
Cost of goods sold	4,468.2	562.9	1,302.9	(547.2)	5,786.8
Operating expenses	168.7	29.6	103.4	(0.1)	301.6
Segment contribution margin	$374.7	$75.4	$39.0	$(14.9)	474.2
General and administrative expenses					97.6
Depreciation and amortization					82.0
Operating income					$294.6
Capital spending (excluding business combinations)	$155.1	$5.0	$20.0	$13.2	$193.3

Property, plant and equipment and accumulated depreciation as of September 30, 2015 and depreciation expense by reporting segment for the three and nine months ended September 30, 2015 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$1,170.7	$321.4	$524.1	$49.6	$2,065.8
Less: Accumulated depreciation	(261.1)	(66.2)	(211.0)	(12.5)	(550.8)
Property, plant and equipment, net	$909.6	$255.2	$313.1	$37.1	$1,515.0
Depreciation expense for the three months ended September 30, 2015	$21.5	$4.3	$6.9	$1.2	$33.9
Depreciation expense for the nine months ended September 30, 2015	$58.4	$13.0	$21.7	$3.3	$96.4
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
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2015 and December 31, 2014, was as follows (in millions):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$190.8	$—	$190.8
Liabilities
OTC commodity swaps	—	(208.6)	—	(208.6)
Net liabilities	$—	$(17.8)	$—	$(17.8)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$389.6	$—	$389.6
Liabilities
OTC commodity swaps	—	(353.3)	—	(353.3)
Interest rate derivatives	—	(0.9)	—	(0.9)
Total liabilities	—	(354.2)	—	(354.2)
Net assets	$—	$35.4	$—	$35.4
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of September 30, 2015 and December 31, 2014, $11.4 million and $11.1 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the derivative positions with each counterparty.

13. Derivative Instruments

We use derivatives to reduce normal operating and market risks with the primary objective of reducing the impact of market price volatility on our results of operations. As such, our use of derivatives is aimed at:

•	limiting the exposure to price fluctuations of commodity inventory above or below target levels at each of our segments;

•	managing our exposure to commodity price risk associated with the purchase or sale of crude oil, feedstocks and finished grade fuel products at each of our segments; and

•	limiting the exposure to floating interest rate risk on our borrowings.
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

The following table presents the fair value of our derivative instruments, as of September 30, 2015 and December 31, 2014. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will differ from the amounts presented in our condensed consolidated balance sheets (in millions):

		September 30, 2015		December 31, 2014
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$113.6	$(67.5)	$190.3	$(163.3)
OTC commodity swaps(1)	Other current liabilities	22.7	(32.2)	20.1	(37.8)
OTC commodity swaps(1)	Other long term assets	—	—	21.5	(14.3)
OTC commodity swaps(1)	Other long term liabilities	3.9	(0.3)	32.8	(2.7)
Interest rate derivatives	Other current assets	—	—	—	(0.6)
Interest rate derivatives	Other current liabilities	—	—	—	(0.3)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	36.3	(53.4)	97.1	(76.1)
OTC commodity swaps(1)	Other current liabilities	14.3	(11.7)	9.4	(7.1)
OTC commodity swaps(1)	Other long term liabilities	—	(43.5)	18.4	(52.0)
Total gross fair value of derivatives		$190.8	$(208.6)	$389.6	$(354.2)
Less: Counterparty netting and cash collateral(2)		150.5	(161.9)	333.0	(344.1)
Less: Amounts subject to master netting arrangements that are not netted on the balance sheet		8.4	(8.4)	3.2	(3.2)
Total net fair value of derivatives		$31.9	$(38.3)	$53.4	$(6.9)

(1)
As of September 30, 2015 and December 31, 2014, we had open derivative contracts representing 6,884,200 barrels and 11,169,150 barrels, respectively, of crude oil and refined petroleum products. Of these open contracts, contracts representing 4,196,700 barrels and 4,512,400 barrels were designated as hedging instruments as of September 30, 2015 and December 31, 2014, respectively.

(2)
As of September 30, 2015 and December 31, 2014, $11.4 million and $11.1 million, respectively, of cash collateral has been netted with the derivative positions with each counterparty. As of December 31, 2014, cash collateral included $2.0 million associated with our interest rate derivatives. There was no cash collateral associated with our interest rate derivative instruments as of September 30, 2015.

Total (losses) gains on our commodity derivatives recorded in cost of goods sold on the condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gains on derivatives not designated as hedging instruments	$11.4	$44.5	$11.0	$73.3
Realized (losses) gains reclassified out of OCI on derivatives designated as cash flow hedging instruments	(0.6)	(5.9)	1.7	(8.0)
(Losses) gains recognized due to cash flow hedging ineffectiveness	(12.4)	(8.9)	(21.3)	5.4
Total	$(1.6)	$29.7	$(8.6)	$70.7

We also recorded expense representing cash settlements and changes in estimated fair value of our interest rate derivative agreements of a nominal amount and $0.2 million for the three and nine months ended September 30, 2015, respectively, and a nominal amount and $0.4 million for the three and nine months ended September 30, 2014, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income.

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2015 or 2014. As of September 30, 2015 and December 31, 2014, losses of $26.9 million and $12.3 million, respectively, on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. We estimate that $10.3 million of deferred losses will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. (Losses) gains of $(0.4) million and $1.1 million, net of tax, on settled contracts were reclassified into cost of sales during the three and nine months ended September 30, 2015. Losses of $3.9 million and $5.2 million, net of tax, on settled contracts were reclassified into cost of sales during the three and nine months ended September 30, 2014. There were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting for the three or nine months ended September 30, 2015 or September 30, 2014.
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

Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by agencies, including the United States Environmental Protection Agency (the "EPA"), the United States Department of Transportation, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants and pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws for the operation of our refineries, biodiesel facilities, terminals, pipelines, underground storage tanks ("USTs"), trucks, rail cars and related operations, and may be subject to revocation, modification and renewal.
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
As of September 30, 2015, we have recorded an environmental liability of approximately $9.0 million, primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. We expect approximately $0.4 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.2 million in other current assets and $0.2 million in other non-current assets in our condensed consolidated balance sheet as of September 30, 2015. Approximately $0.9 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of September 30, 2015, our accrual for such UST-related remediation was less than $0.1 million.
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
In recent years, various legislative and regulatory measures to address climate change and greenhouse gas ("GHG") emissions (including carbon dioxide, methane and nitrous oxides) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as power plants, mobile transportation sources and fuels. We are not aware of any state or regional initiatives for controlling existing GHG emissions that would affect our refineries. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. In August 2015, the EPA finalized the “Clean Power Plan” requiring states to reduce carbon dioxide emissions from coal fired power plants through a combination of plant closures, switching to renewable energy and natural gas, and demand reduction. This rule will not directly affect our operations but it could result in increased power costs for our refineries in future years. The EPA has indicated that it intends to regulate refinery GHG emissions from new and existing sources through a New Source Performance Standard ("NSPS"), although there is no firm proposal or date for such regulation and the EPA has said that such a performance standard is not imminent.
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
In September 2015, the EPA finalized rules under the Risk and Technology Review provisions of the Clean Air Act to further regulate refinery air emissions through additional NSPS and Maximum Achievable Control Technology requirements. The final rules will require capital expenditures for additional controls on the Tyler refinery’s coker and for the relief systems, flares, tanks and other sources at both refineries, as well as requiring changes to the way we operate or start up some process units. The final rule also requires that we monitor property line benzene concentrations and provide the results to the EPA quarterly, which will make the results available to the public. We have two to three years to comply with most of the requirements. We do not anticipate that the required capital and operating costs will be material and do not believe compliance will affect our production capacities or have a material adverse effect upon our business, financial condition or results of operations.
The Energy Independence and Security Act of 2007 ("EISA") increased the amounts of renewable fuel required to be blended into domestic transportation fuel supplies by the Energy Policy Act of 2005 to 32 billion gallons by 2022. The Renewable Fuel Standard - 2 ("RFS-2") rule finalized by the EPA in 2010 to implement EISA, requires that most refiners blend increasing amounts of biofuels with refined products through 2022. Because EISA requires specified volumes of biofuels, if the demand for motor fuels decreases in future years, even higher percentages of biofuels may be required. Alternatively, credits called Renewable Identification Numbers ("RINs") can be used instead of physically blending biofuels. In 2013, we internally generated, through our logistics, retail and refining segments, most of the RINs required to meet the obligations of our refineries, including a carryover of 2012 RINs, with a net surplus of biodiesel RINs that were available to be sold to purchase RINs in other categories. The cost of purchased biofuel credits is charged to cost of sales as such credits are needed to satisfy our obligation. To the extent we have not purchased enough biofuel credits to satisfy our obligation as of the balance sheet date, we charge cost of sales for such deficiency based on the market price of the biofuel credits as of the balance sheet date, and we record a liability for our obligation to purchase those credits.
In November 2013, the EPA proposed slightly lower overall renewable fuel obligations for 2014 in recognition of blending issues associated with exceeding the 10% "blendwall" (the point at which gasoline contains 10% ethanol - the maximum amount allowed by most vehicle warranties) in gasoline; however the EPA did not finalize the proposed 2014 obligations. In May 2015, the EPA re-proposed the 2014 obligation as well as the obligation for 2015 and 2016. The new proposal for 2014 increases the total nationwide volume of renewable fuels by 4.7% (compared to the 2013 proposal); however, the requirement expressed as a percentage of our gasoline and diesel volume is slightly less because of increased fuel demand. Proposed nationwide volumes for 2015 and 2016 would increase about 2% and 9% respectively compared with the newly proposed 2014 volume. Proposed 2016 ethanol volumes would exceed the 10% “blendwall,” requiring substantial increased usage of higher ethanol blends such as E15 and E85. EPA has indicated their intention to finalize the required 2014-2016 volumes by November 2015.

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
The EPA finalized Tier 3 gasoline rules in March 2014. The final Tier 3 rule requires a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm and retains the current maximum per-gallon sulfur content of 80 ppm. Larger refineries must comply with the 10 ppm sulfur standard by January 1, 2017 but the final rule provides a three-year waiver period, to January 1, 2020, for small volume refineries that processed less than 75,000 bpd in 2012. Both of our refineries meet this waiver provision. We anticipate that the Tyler refinery will meet these new limits when they become effective with only minor operational changes and that a minor capital project may be required for additional sulfur removal capacity at the El Dorado refinery. In February 2015, EPA issued a Direct Final Rule ("DFR") to address technical corrections to the Tier 3 standard requiring small volume refineries that increase their annual average crude processing rate above 75,000 bpd to meet the Tier 3 sulfur limits 30 months from that “disqualifying” date. Because adverse comments were received on this change, EPA withdrew the DFR but subsequently re-proposed the same revision. It is not known when or if EPA will finalize the proposed change. Our El Dorado refinery may average more than 75,000 bpd in 2015, accelerating its Tier 3 compliance date to as early as mid-2018 if the EPA finalizes the rule change. However, we believe that our current refineries will generate sufficient sulfur credits to delay the need to produce 10 ppm gasoline at El Dorado into 2019.
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
We have detected several crude oil releases from pipelines owned by our logistics segment, including a release at Magnolia Station in March 2013, a release near Macedonia, Arkansas in October 2013, a release in Haynesville, Louisiana in April 2014 and a release near Fouke, Arkansas in April 2015. In June 2015, the United States Department of Justice notified Delek Logistics that they were evaluating an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from the March 2013 Magnolia release; however, no specific claim for penalties or affirmative relief has been made at this time. Based on current information available to us, we do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations. As of September 30, 2015, we have accrued $3.3 million in expenses associated with the release in Fouke, Arkansas.
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
Letters of Credit
As of September 30, 2015, we had in place letters of credit totaling approximately $99.0 million with various financial institutions securing obligations primarily with respect to our crude oil purchases for the refining segment, our gasoline and diesel purchases for the logistics segment and our workers’ compensation and general liability self-insurance programs. No amounts were drawn by beneficiaries of these letters of credit at September 30, 2015.
15. Subsequent Events
Dividend Declaration
On November 3, 2015, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on December 15, 2015 to shareholders of record on November 24, 2015.

Alon Israel Note Prepayment
On October 22, 2015, we made a payment of approximately $25.5 million on the Alon Israel Note, which represented a prepayment of $25.0 million in principal and a payment of approximately $0.5 million in adjusted, accrued and unpaid interest on the prepaid principal. As a result of this payment, our sole payment obligation due and owing on January 4, 2016 will be the accrued and unpaid interest on the outstanding balance following this payment. See “Promissory Notes” under Note 6 for additional information regarding the Alon Israel Note.

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
Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) refining, (2) logistics, and (3) retail. Our refining segment operates independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude distillation capacity of 155,000 barrels per day ("bpd"). Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for both our refining segment and third parties. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 355 company-operated retail fuel and convenience stores located in Tennessee, Alabama, Georgia, Arkansas, Virginia, Kentucky and Mississippi.
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
Recent Developments
Return to Shareholders
Dividends
On September 15, 2015, we paid a regular dividend of $0.15 per share of our common stock, declared on August 2, 2015 to shareholders of record on August 25, 2015. On November 3, 2015, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on December 15, 2015 to shareholders of record on November 24, 2015.
Share Repurchase Program
In 2015, the Board of Directors authorized a share repurchase program for up to $125.0 million of our common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock, and the authorization under the repurchase program will expire on December 31, 2015. During both the three and nine months ended September 30, 2015, 959,753 shares of our common stock were repurchased, for a total of $29.0 million, under the stock repurchase authorization.

Market Trends
Our results of operations are significantly affected by the cost of the commodities that we purchase, process, produce and sell. Sudden change in petroleum-based commodity prices is our primary source of market risk. Historically, our profitability has been affected by the volatility of commodity prices, including crude oil and refined products.
We continue to experience volatility in the energy markets. The price of WTI crude oil ranged from a high of $61.43 per barrel to a low of $38.24 per barrel during the first nine months of 2015 and averaged $51.10 and $99.65 per barrel in the first nine months of 2015 and 2014, respectively. The Gulf Coast crack spread ranged from a high of $24.91 per barrel to a low of $3.93 per barrel and averaged $16.67 per barrel during the first nine months of 2015, compared to an average of $15.72 in the same period of 2014.
Our Tyler and El Dorado refineries both continued to have access to WTI and WTI-linked crude feedstocks during the first nine months of 2015. However, as new pipelines have increased others' access to price-advantaged crude oil supplies in the mid-continent region, we have experienced a decline in certain crude oil price differentials. We believe that infrastructure development will continue into the foreseeable future, but the pace of development is partly determined by fluctuations in the price of crude oil. Crude oil price changes impact drilling activity, which impacts the demand for the infrastructure needed to support crude oil supply capabilities. The price of WTI crude oil declined to an average discount of $5.54 per barrel when compared to Brent crude oil during the first nine months of 2015, compared to a discount of $7.37 per barrel in the same period of 2014. The WTI Midland crude oil discount to WTI Cushing crude oil averaged $0.62 per barrel in the first nine months of 2015, compared to an average of $7.24 in the same period of 2014. As these price differentials decrease, so does our competitive advantage inherent in our access to WTI-linked crude oils.
Environmental regulations continue to affect our margins in the form of the increasing cost of Renewable Identification Numbers ("RINs"). On a consolidated basis, we work to balance our RINs obligations in order to minimize the effect of RINs on our results. We generate RINs in all three operating segments through ethanol and biodiesel blending. However, our refining segment may need to purchase increasing volumes of RINs from outside the company to satisfy its obligations. For example, under the EPA's new proposed ethanol volume requirements for 2014-2016, by 2016 our ethanol volume requirement would increase 3% and the biodiesel requirement would increase 5%. If the required volumes are finalized as proposed, we have sufficient RINs to meet our 2014 obligation and believe we will internally generate almost all of the RINs required to meet our refineries' 2015 obligation. It is possible however, that in 2016 we will be unable to blend sufficient quantities of ethanol and biodiesel to meet our requirements and will have to purchase an increasing number of RINs. As a result, increases in the price of RINs can adversely affect our results of operations. The cost of ethanol RINs has fluctuated from an average of $0.50 in the third quarter of 2014 to an average of $0.39 in the third quarter of 2015. The cost of biodiesel RINs has fluctuated from an average of $0.80 in the third quarter of 2014 to an average of $0.82 in the third quarter of 2015.
As part of our overall business strategy, management determines the cost to store crude oil, the pricing of products and whether we should maintain, increase or decrease inventory levels of crude oil or other intermediate feedstocks based on various factors, including the crude pricing market in the U.S. Gulf Coast region, the refined products market in the same region, the relationship between these two markets, our ability to obtain credit with crude oil vendors, and any other factors which may impact the costs of crude oil. During the first nine months of 2015, crude oil and refined product inventories remained at consistent levels as compared to the end of 2014, with inventory levels targeted at maintaining minimum volumes necessary to satisfy customer demand and line space requirements.
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
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the nine months ended September 30, 2015, from those disclosed in our Annual Report on Form 10-K.

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

Summary Financial and Other Information
The following table provides summary financial data for Delek:

	Three Months Ended		Nine Months Ended
Statement of Operations Data	September 30,		September 30,
	2015	2014	2015	2014
	(In millions, except share and per share data)
Net sales	$1,554.2	$2,322.2	4,397.9	6,562.6
Operating costs and expenses:
Cost of goods sold	1,355.6	2,035.2	3,799.9	5,786.8
Operating expenses	106.6	100.9	304.0	301.6
General and administrative expenses	34.1	36.0	101.1	97.6
Depreciation and amortization	34.2	29.2	97.4	82.0
Other operating income	(0.1)	—	(0.2)	—
Total operating costs and expenses	1,530.4	2,201.3	4,302.2	6,268.0
Operating income	23.8	120.9	95.7	294.6
Interest expense	15.7	10.0	43.1	29.7
Interest income	(0.3)	—	(0.9)	(0.4)
Income from equity method investments	(16.5)	—	(23.9)	—
Other income, net	—	(0.1)	(1.0)	(0.1)
Total non-operating (income) expenses, net	(1.1)	9.9	17.3	29.2
Income before income tax (benefit) expense	24.9	111.0	78.4	265.4
Income tax (benefit) expense	(0.5)	32.8	8.6	84.7
Net income	25.4	78.2	69.8	180.7
Net income attributed to non-controlling interest	6.7	5.7	18.9	19.6
Net income attributable to Delek	$18.7	$72.5	$50.9	$161.1
Basic earnings per share	$0.30	$1.23	$0.84	$2.73
Diluted earnings per share	$0.29	$1.22	$0.84	$2.70

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2015 versus the Three Months Ended September 30, 2014
Consolidated net income for the third quarter of 2015 was $18.7 million, or $0.29 per diluted share, compared to $72.5 million, or $1.22 per diluted share, for the third quarter of 2014.
In the third quarters of 2015 and 2014, we generated net sales of $1,554.2 million and $2,322.2 million, respectively, a decrease of $768.0 million, or 33.1%. The decrease in net sales was primarily due to decreases in the price of finished petroleum products in all three operating segments in the third quarter of 2015, compared to the same period in 2014. The decline in prices was partially offset by an increase in fuel volumes and merchandise sales in the retail segment and an increase in sales volumes at the Tyler refinery, which was a result of the Tyler expansion completed in the first quarter of 2015.
Cost of goods sold was $1,355.6 million for the third quarter of 2015 compared to $2,035.2 million for the third quarter of 2014, a decrease of $679.6 million, or 33.4%. The decrease in cost of goods sold primarily resulted from a decrease in the cost of both crude oil feedstocks in the refining segment and refined products in both the retail and logistics segments. These decreases were partially offset by increased sales volumes at the Tyler refinery and in the retail segment for the third quarter of 2015, as compared to the same period of 2014, and losses associated with our hedging program of $1.6 million for the third quarter of 2015, compared to gains of $29.7 million for the third quarter of 2014.
Operating expenses were $106.6 million for the third quarter of 2015 compared to $100.9 million for the third quarter of 2014, an increase of $5.7 million, or 5.6%. The increase in operating expenses was primarily due to increased maintenance expenses in both the refining and logistics segments, partially offset by a decrease in credit expenses in our retail segment.
General and administrative expenses were $34.1 million and $36.0 million for the third quarter of 2015 and 2014, respectively, a decrease of $1.9 million, or 5.3%. The decrease in general and administrative expenses was primarily due to a decrease in employee compensation related expenses, partially offset by an increase in expenses associated with assets acquired by our logistics segment and expenses associated with a new payroll system in the third quarter of 2015, as compared to the same period of 2014. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $34.2 million for the third quarter of 2015 compared to $29.2 million for the third quarter of 2014, an increase of $5.0 million, or 17.1%. The increase in depreciation expense is primarily attributable to the turnaround and expansion of the Tyler refinery completed in the first quarter of 2015, as well as capital expenditures and acquisitions completed in 2014.
Interest expense was $15.7 million for the third quarter of 2015 compared to $10.0 million for the third quarter of 2014, an increase of $5.7 million, or 57.0%. The increase was primarily attributable to interest costs associated with increased debt levels related to the Alon Acquisition.
During the third quarter of 2015, we recognized income from equity method investments of $16.5 million, which is primarily attributable to our proportionate share of the net income from our investment in Alon USA of $16.8 million, net of $3.4 million in amortization of the excess of our investment over our equity in the underlying net assets of Alon USA. We did not hold any equity method investments during the third quarter of 2014.
Income tax (benefit) expense was $(0.5) million for the third quarter of 2015, compared to $32.8 million for the third quarter of 2014, a decrease of $33.3 million, or 101.5%. The decrease was primarily attributable to the decline in pre-tax income, from $111.0 million for the third quarter of 2014, to $24.9 million in the third quarter of 2015. Our effective tax rate was (2.0)% for the third quarter of 2015, compared to 29.5% for the third quarter of 2014. The decrease in our effective tax rate in the third quarter of 2015 was primarily due to the greater impact of permanent book to tax differences on the tax rate, due to the lower pre-tax income in the third quarter of 2015 compared to the third quarter of 2014, as well as the actualization of prior-year provision amounts.
Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2015 versus the Nine Months Ended September 30, 2014
Consolidated net income for the nine months ended September 30, 2015 was $50.9 million, or $0.84 per diluted share, compared to $161.1 million, or $2.70 per diluted share, for the nine months ended September 30, 2014.
For the nine months ended September 30, 2015 and 2014, we generated net sales of $4,397.9 million and $6,562.6 million, respectively, a decrease of $2,164.7 million, or 33.0%. The decrease in net sales is primarily due to decreases in the price of refined products in the refining, logistics and retail segments and a decrease in sales volume in the refining segment in the nine months ended September 30, 2015, compared to the same period in 2014. The decline in sales volume in the refining segment was primarily attributable to the downtime associated with the turnaround and expansion of the Tyler refinery that was completed in the first quarter of 2015. These decreases were partially offset by an increase in fuel volumes and merchandise sales in the retail segment.
Cost of goods sold was $3,799.9 million for the nine months ended September 30, 2015, compared to $5,786.8 million for the nine months ended September 30, 2014, a decrease of $1,986.9 million, or 34.3%. The decrease in cost of goods sold primarily resulted from decreases in the cost of crude oil in the refining segment and refined products in both the logistics and retail segments, a decrease in sales volume in the refining segment and a one-time expense of $22.6 million related to the financial settlement under the Supply and Offtake Agreement that was recorded in the second quarter of 2014. Partially offsetting the decrease were losses associated with our hedging program of $8.6 million for the nine months ended September 30, 2015, compared to gains of $70.7 million for the nine months ended September 30, 2014.
Operating expenses were $304.0 million for the nine months ended September 30, 2015, compared to $301.6 million for the nine months ended September 30, 2014, an increase of $2.4 million, or 0.8%. The increase in operating expenses primarily resulted from increases in various maintenance initiatives in the logistics segment and increased insurance expenses in the retail segment, partially offset by a decline in credit expenses in the retail segment and a decrease in expenses attributable to the downtime associated with the turnaround and expansion of the Tyler refinery in the first quarter of 2015, as well as a decrease in insurance expense at the Tyler refinery.
General and administrative expenses were $101.1 million for the nine months ended September 30, 2015, compared to $97.6 million for the nine months ended September 30, 2014, an increase of $3.5 million, or 3.6%. The increase in general and administrative expenses was primarily due to an increase in various acquisition related expenses and expenses associated with a new payroll system for the nine months ended September 30, 2015, as compared to the same period of 2014, partially offset by a decrease in employee compensation related expenses. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $97.4 million for the nine months ended September 30, 2015, compared to $82.0 million for the nine months ended September 30, 2014, an increase of $15.4 million, or 18.8%. This increase was primarily due to completed capital projects and accelerated depreciation of assets replaced in the turnaround and expansion of the Tyler refinery completed in the first quarter of 2015.
Interest expense was $43.1 million for the nine months ended September 30, 2015, compared to $29.7 million for the nine months ended September 30, 2014, an increase of $13.4 million, or 45.1%. The increase was primarily attributable to $3.9 million of one-time fees associated with the amendment to the Lion Term Loan in the second quarter of 2015 and interest costs associated with increased debt levels related to the Alon Acquisition.
During the nine months ended September 30, 2015, we recognized income from equity method investments of $23.9 million, which is primarily attributable to our proportionate share of the net income from our investment in Alon USA of $24.4 million, net of $5.1 million in amortization of the excess of our investment over our equity in the underlying net assets of Alon USA. We did not hold any equity method investments during the nine months ended September 30, 2014.
Other income of $1.0 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively, and was primarily attributable to foreign currency gains and other miscellaneous income.
Income tax expense was $8.6 million for the nine months ended September 30, 2015, compared to $84.7 million for the nine months ended September 30, 2014, a decrease of $76.1 million, or 89.8%. The decrease was primarily attributable to the decline in pre-tax income, from $265.4 million for the nine months ended September 30, 2014, to $78.4 million for the nine months ended September 30, 2015. Our effective tax rate was 11.0% for the nine months ended September 30, 2015, compared to 31.9% for the nine months ended September 30, 2014. The decrease in our effective tax rate for the nine months ended September 30, 2015 was primarily due to the actualization of prior-year provision amounts, as well the greater impact of permanent book to tax differences on the tax rate, due to the lower pre-tax income for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

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
Refining Segment
The table below sets forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Refining Segment Contribution:
Net sales	$1,208.0	$1,802.2	$3,371.8	$5,011.6
Cost of goods sold	1,100.7	1,598.5	3,022.4	4,468.2
Gross Margin	107.3	203.7	349.4	543.4
Operating expenses	59.9	52.4	168.1	168.7
Contribution margin	$47.4	$151.3	$181.3	$374.7

Tyler Refinery
Days in period	92	92	273	273
Total sales volume (average bpd)(1)	80,177	63,107	58,531	65,026
Products manufactured (average bpd):
Gasoline	41,412	33,846	30,499	34,971
Diesel/Jet	32,034	24,922	23,356	25,473
Petrochemicals, LPG, NGLs	3,606	2,714	2,583	2,473
Other	1,706	1,636	1,285	1,706
Total production	78,758	63,118	57,723	64,623
Throughput (average bpd):
Crude oil	71,540	59,981	53,460	58,766
Other feedstocks	8,368	4,450	5,177	6,888
Total throughput	79,908	64,431	58,637	65,654
Per barrel of sales(3):
Tyler refining margin(4)	$6.12	$19.05	$10.17	$18.37
Direct operating expenses(5)	$3.81	$4.24	$4.59	$4.47

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
El Dorado Refinery
Days in period	92	92	273	273
Total sales volume (average bpd)(2)	78,736	85,880	81,812	76,955
Products manufactured (average bpd):
Gasoline	38,068	41,134	39,336	34,510
Diesel	27,206	34,205	28,188	27,569
Petrochemicals, LPG, NGLs	561	711	666	803
Asphalt	6,137	7,567	7,188	5,817
Other	2,717	930	2,083	865
Total production	74,689	84,547	77,461	69,564
Throughput (average bpd):
Crude oil	71,584	80,266	74,225	65,735
Other feedstocks	4,815	6,424	4,732	5,703
Total throughput	76,399	86,690	78,957	71,438
Per barrel of sales(3):
El Dorado refining margin(4)	$8.71	$11.51	$8.46	$9.88
Direct operating expenses(5)	$4.17	$3.35	$4.05	$4.06

Pricing statistics (average for the period presented):
WTI — Cushing crude oil (per barrel)	$46.70	$97.31	$51.10	$99.65
WTI — Midland crude oil (per barrel)	$47.75	$87.04	$50.81	$91.66
US Gulf Coast 5-3-2 crack spread (per barrel)	$16.41	$15.05	$16.67	$15.72
US Gulf Coast Unleaded Gasoline (per gallon)	$1.58	$2.67	$1.66	$2.72
Ultra low sulfur diesel (per gallon)	$1.51	$2.80	$1.68	$2.88
Natural gas (per MMBTU)	$2.75	$3.97	$2.78	$4.57
_____________________________

(1)
Sales volume includes 6,541 bpd and 3,880 bpd sold to the logistics segment during the three and nine months ended September 30, 2015, respectively, and 1,810 bpd and 1,117 bpd during the three and nine months ended September 30, 2014, respectively. Sales volume also includes sales of 1,477 bpd and 2,407 bpd of intermediate and finished products to the El Dorado refinery during the three and nine months ended September 30, 2015, respectively, and 2,518 bpd and 3,746 bpd of intermediate and finished products during the three and nine months ended September 30, 2014, respectively. Sales volume excludes 61 bpd and 2,185 bpd of wholesale activity during the three and nine months ended September 30, 2015, respectively. There was no wholesale activity during the three and nine months ended September 30, 2014.

(2)
Sales volume includes 3,112 bpd and 3,686 bpd of produced finished product sold to the retail segment during the three and nine months ended September 30, 2015, respectively, and 2,792 bpd and 3,559 bpd during the three and nine months ended September 30, 2014, respectively. Sales volume also includes 2,027 bpd and 2,244 bpd of produced finished product sold to the Tyler refinery during the three and nine months ended September 30, 2015, respectively, and 945 bpd and 1,420 bpd during the three and nine months ended September 30, 2014, respectively. Sales volume excludes 27,325 bpd and 25,902 bpd of wholesale activity during the three and nine months ended September 30, 2015, respectively, and 14,597 bpd and 13,319 bpd of wholesale activity during the three and nine months ended September 30, 2014, respectively.

(3)	"Per barrel of sales" information is calculated by dividing the applicable income statement line item (operating margin or operating expenses) by the total barrels sold during the period.

(4)	"Refining margin" is defined as refinery net sales less cost of goods sold.

(5)	"Direct operating expenses" are defined as operating expenses attributed to the refining segment.

Comparison of the Three Months Ended September 30, 2015 versus the Three Months Ended September 30, 2014
Contribution margin for the refining segment decreased to $47.4 million, or 51.5% of our consolidated segment contribution margin, in the third quarter of 2015, compared to $151.3 million, or 81.3% of our consolidated segment contribution margin, in the third quarter of 2014. The refining segment contribution margin decline was primarily attributable to a decline in margins at both the Tyler and El Dorado refineries, partially offset by an increase in sales volumes at the Tyler refinery, attributable to the expansion of the Tyler refinery in the first quarter of 2015. Margins at both refineries were negatively impacted by a change in the average differential between WTI Midland crude oil and WTI Cushing crude oil, to a premium of $0.72 per barrel in the third quarter of 2015, compared to a discount of $9.85 per barrel in the third quarter of 2014. Further contributing to the decline in margins was $27.3 million of lower of cost or market inventory write-downs in the third quarter of 2015, as well as losses on derivative positions of $1.5 million in the third quarter of 2015, compared to gains of $27.9 million in the third quarter of 2014.
Net sales for the refining segment were $1,208.0 million for the third quarter of 2015 compared to $1,802.2 million for the third quarter of 2014, a decrease of $594.2 million, or 33.0%. The decrease was primarily due to decreases in the price of U.S. Gulf Coast gasoline and Ultra-Low-Sulfur diesel ("ULSD") in the third quarter of 2015 as compared to the third quarter of 2014.
Cost of goods sold for the third quarter of 2015 for the refining segment was $1,100.7 million compared to $1,598.5 million for the third quarter of 2014, a decrease of $497.8 million, or 31.1%. This decrease was a result of a decrease in the cost of WTI crude oil, from an average of $97.31 per barrel in the third quarter of 2014 to an average of $46.70 in the third quarter of 2015. The decrease in the cost of crude oil was partially offset by $27.3 million of lower of cost or market inventory write-downs in the third quarter of 2015, as well as losses on derivative positions of $1.5 million in the third quarter of 2015, compared to gains of $27.9 million in the third quarter of 2014.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $31.2 million and $24.9 million during the third quarters of 2015 and 2014, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses for the refining segment were $59.9 million for the third quarter of 2015 compared to $52.4 million for the third quarter of 2014, an increase of $7.5 million, or 14.3%. The increase in operating expenses was primarily due to higher labor related expenses at both refineries and waste disposal and maintenance expenses at the Tyler refinery, partially offset decreased insurance expense at the Tyler refinery.
Comparison of the Nine Months Ended September 30, 2015 versus the Nine Months Ended September 30, 2014
Contribution margin for the refining segment for the nine months ended September 30, 2015 was $181.3 million, or 61.7% of our consolidated segment contribution margin, compared to $374.7 million, or 79.0% of our consolidated segment contribution margin for the nine months ended September 30, 2014. The decrease in refining segment contribution margin was primarily attributable to a decrease in sales volumes at the Tyler refinery, attributable to downtime at the Tyler refinery as a result of the turnaround and expansion projects completed in the first quarter of 2015, partially offset by subsequent volume increases resulting from the Tyler expansion, as well as a decline in margins at both the Tyler and El Dorado refineries. The decrease in margins at both refineries, from a combined $13.77 per barrel sold in the nine months ended September 30, 2014 to $9.18 per barrel sold in the nine months ended September 30, 2015, primarily resulted from a decrease in the discount between Midland and Cushing crude oil, from $7.24 per barrel for the nine months ended September 30, 2014 to $0.62 for the nine months ended September 30, 2015. Finally, we recognized losses on derivative positions of $8.7 million for the nine months ended September 30, 2015, compared to gains of $69.2 million for the nine months ended September 30, 2014.
Net sales for the refining segment were $3,371.8 million for the nine months ended September 30, 2015, compared to $5,011.6 million for the nine months ended September 30, 2014, a decrease of $1,639.8 million, or 32.7%. Net sales decreased due primarily to the decrease in sales volumes at the Tyler refinery, as well as a decrease in the average price of U.S. Gulf Coast gasoline and ULSD in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.
Cost of goods sold for the nine months ended September 30, 2015 was $3,022.4 million compared to $4,468.2 million for the comparable 2014 period, a decrease of $1,445.8 million, or 32.4%. This decrease was primarily a result of the decline in sales volumes at the Tyler refinery, a decrease in the average price of WTI crude oil, from an average of $99.65 per barrel for the nine months ended September 30, 2014 to an average of $51.10 per barrel, for the nine months ended September 30, 2015, and a one-time expense of $22.6 million related to the financial settlement under the Supply and Offtake Agreement that was recorded in the second quarter of 2014. These decreases were partially offset by losses on derivative positions of $8.7 million for the nine months ended September 30, 2015, compared to gains of $69.2 million for the nine months ended September 30, 2014.

Our refining segment has multiple service agreements with our logistics segment which, among other things, requires the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were$90.7 million and $70.0 million during the nine months ended September 30, 2015 and 2014, respectively. We eliminate these intercompany fees in consolidation.
Operating expenses were $168.1 million for the nine months ended September 30, 2015, compared to $168.7 million for the nine months ended September 30, 2014, a decrease of $0.6 million, or 0.4%. The decrease in operating expenses was primarily attributable to downtime associated with the turnaround and expansion of the Tyler refinery completed in the first quarter of 2015, as well as a decrease in insurance expense at the Tyler refinery. These decreases were largely offset by an increase in labor and outside service expenses at the El Dorado refinery during the nine months ended September 30, 2015.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Logistics Segment Contribution:
Net sales	$165.1	$228.0	$480.7	$667.9
Cost of goods sold	124.4	194.1	365.3	562.9
Gross Margin	40.7	33.9	115.4	105.0
Operating expenses	11.6	10.4	33.2	29.6
Contribution margin	$29.1	$23.5	$82.2	$75.4

Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	75,313	59,659	56,553	61,097
West Texas wholesale marketing throughputs (average bpd)	18,824	17,923	17,661	17,132
West Texas wholesale marketing margin per barrel	$1.50	$2.20	$1.41	$4.09
Terminalling throughputs (average bpd) (2)	126,051	95,024	102,534	94,656
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	54,973	57,254	55,168	47,098
Refined products pipelines to Enterprise Systems	54,397	65,439	56,294	52,490
SALA Gathering System	20,264	22,258	21,031	22,221
East Texas Crude Logistics System	19,078	4,361	22,270	6,181
El Dorado Rail Offloading Rack	—	—	1,474	—
_____________________________

(1)	Excludes jet fuel and petroleum coke.

(2)
Consists of terminalling throughputs at our Tyler, Big Sandy and Mount Pleasant, Texas, North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals. Throughputs at the El Dorado, Arkansas terminal are for the period from February 10, 2014 through September 30, 2015. Prior to February 10, 2014, the logistics segment did not record revenue for throughput at the El Dorado, Arkansas terminal. Throughputs for the Mount Pleasant, Texas terminal are for the period from October 1, 2014 through September 30, 2015, following its acquisition. Throughputs for the Memphis and Nashville, Tennessee, Tyler and Big Sandy, Texas and the North Little Rock, Arkansas terminals are for all periods presented.

Comparison of the Three Months Ended September 30, 2015 versus the Three Months Ended September 30, 2014
Contribution margin for the logistics segment increased to $29.1 million, or 31.6% of our consolidated segment contribution margin, in the third quarter of 2015, compared to $23.5 million, or 12.6% of our consolidated segment contribution margin, in the third quarter of 2014. The increase in contribution margin was primarily attributable to increased fees on our Paline Pipeline System and the effect of the throughput agreements with the refining segment in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition from the refining segment in the first quarter of 2015. Partially offsetting the increases were lower margins in our operations in west Texas. The decrease in our contribution margin in our west Texas operations was partially a result of a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region. Also contributing to the decrease in our contribution margin in west Texas was a decline in the market price for ethanol, which we use in ethanol blending in our marketing and terminalling services, relative to fixed price contracts that were in place during the third quarter of 2015.
Net sales for the logistics segment were $165.1 million in the third quarter of 2015, compared to $228.0 million for the third quarter of 2014, a decrease of $62.9 million, or 27.6%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price per gallon of gasoline decreased $0.99 per gallon during the third quarter of 2015 compared to the third quarter of 2014. The average sales price per gallon of diesel decreased $1.29 per gallon during the third quarter of 2015 compared to the third quarter of 2014. Partially offsetting the decreases were increased fees on our Paline Pipeline System, net sales contributed by trucking assets we acquired from Frank Thompson Transport, Inc. in December 2014 (the "FTT Assets"), the terminalling and pipeline assets we acquired in October 2014 near Mount Pleasant, Texas (the "Greenville-Mount Pleasant Assets") and the effect of the throughput agreements with the refining segment.
Net sales included $4.4 million and $3.6 million of net service fees paid by our refining segment to our logistics segment during the third quarter of 2015 and 2014, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also included crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $31.2 million and $24.9 million in the third quarter of 2015 and 2014, respectively. The logistics segment also sold $1.0 million and $1.3 million of RINs to the refining segment in the third quarter of 2015 and 2014, respectively. These intercompany sales and fees are eliminated in consolidation.
Cost of goods sold for the logistics segment decreased $69.7 million, or 35.9%, to $124.4 million in the third quarter of 2015, compared to $194.1 million in the third quarter of 2014. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline decreased $0.98 per gallon during the third quarter of 2015 compared to the third quarter of 2014, while the average cost per gallon of diesel decreased $1.30 per gallon during the third quarter of 2015 compared to the third quarter of 2014.
Operating expenses for the logistics segment were approximately $11.6 million and $10.4 million for the third quarter of 2015 and 2014, respectively, an increase of $1.2 million, or 11.5%. The increase in operating expenses was primarily due to increases in maintenance expense for terminal maintenance initiatives and increases in contract and professional service fees in the third quarter of 2015 as compared to the third quarter of 2014.
Comparison of the Nine Months Ended September 30, 2015 versus the Nine Months Ended September 30, 2014
Contribution margin for the logistics segment for the nine months ended September 30, 2015 was $82.2 million, or 28.0% of our consolidated segment contribution margin, compared to $75.4 million, or 15.9% of our consolidated segment contribution margin, for the nine months ended September 30, 2014. The increase in contribution margin was attributable to increased fees on our Paline Pipeline System and the effects of the throughput agreements we entered into with the refining segment in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition from the refining segment in the first quarter of 2015. Partially offsetting the increases were lower margins in our operations in west Texas. The decrease in our contribution margin in our west Texas operations was a result of a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region. Also contributing to the decrease in our contribution margin in west Texas was a decline in the market price for ethanol, which we use in ethanol blending in our marketing and terminalling services, relative to fixed price contracts that were in place during the nine months ended September 30, 2015.
Net sales for the logistics segment were $480.7 million for the nine months ended September 30, 2015 compared to $667.9 million for the nine months ended September 30, 2014, a decrease of $187.2 million, or 28.0%. The decrease in net sales was primarily due to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price of gasoline decreased $1.05 per gallon during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The average sales price of diesel decreased $1.28 per gallon during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Partially offsetting the decreases were net sales contributed by the FTT Assets and the Greenville-Mount Pleasant Assets, the effects of the throughput and tankage agreements with the refining segment and increased fees on our Paline Pipeline System.
Net sales included $11.2 million and $10.7 million of net service fees paid by our refining segment to our logistics segment during the nine months ended September 30, 2015 and 2014, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $90.7 million and $70.0 million in the nine months ended September 30, 2015 and 2014, respectively. The logistics segment also sold $4.9 million and $3.3 million of RINs to the refining segment in the nine months ended September 30, 2015 and 2014. These sales and fees are eliminated in consolidation.
Cost of goods sold decreased $197.6 million, or 35.1%, to $365.3 million in the nine months ended September 30, 2015, compared to cost of goods sold of $562.9 million in the nine months ended September 30, 2014. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost of gasoline decreased $0.96 per gallon for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The average cost of diesel decreased $1.22 per gallon for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Operating expenses in the logistics segment were approximately $33.2 million and $29.6 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $3.6 million, or 12.2%. The increase in operating expenses was primarily due to increases in various maintenance initiatives related to our tanks and pipelines, contract services fees and acquisitions that have occurred since the nine months ended September 30, 2014.

Retail Segment
The table below sets forth certain information concerning our retail segment operations ($ in millions, except per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Retail Segment Contribution:
Net sales	$396.9	$505.1	$1,144.8	$1,445.3
Cost of goods sold	339.5	452.3	992.7	1,302.9
Gross Margin	57.4	52.8	152.1	142.4
Operating expenses	35.5	36.4	103.6	103.4
Contribution margin	$21.9	$16.4	$48.5	$39.0

Operating Information:
Number of stores (end of period)	355	366	355	366
Average number of stores	358	364	360	362
Retail fuel sales (thousands of gallons)	117,942	116,108	342,756	323,333
Average retail gallons sold per average number of stores (in thousands)	329	319	952	893
Retail fuel margin ($ per gallon)	$0.217	$0.194	$0.178	$0.173
Merchandise sales (in thousands)	$111,330	$107,042	$315,086	$300,136
Merchandise margin %	28.0%	27.7%	28.3%	28.1%
Change in same-store retail fuel gallons sold	0.4%	5.1%	2.7%	(0.3)%
Change in same-store merchandise sales	3.8%	2.5%	3.6%	3.4%

Comparison of the Three Months Ended September 30, 2015 versus the Three Months Ended September 30, 2014
Contribution margin for the retail segment increased to $21.9 million, or 23.8% of our consolidated segment contribution margin, in the third quarter of 2015, compared to $16.4 million, or 8.8% of our consolidated segment contribution margin, in the third quarter of 2014. The increase was primarily due to an increase in both retail fuel margins and merchandise margins in the third quarter of 2015, as compared to the third quarter of 2014.
Net sales for the retail segment in the third quarter of 2015 decreased $108.2 million, or 21.4%, to $396.9 million from $505.1 million in the third quarter of 2014. The decrease in net sales was primarily due to a decrease in the retail fuel price per gallon of 30.9% to an average price of $2.26 per gallon in the third quarter of 2015, compared to an average price of $3.27 per gallon in the third quarter of 2014. The decrease in retail fuel prices was partially offset by an increase in fuel sales volumes and merchandise sales in the third quarter of 2015, as compared with the same period of 2014.
Retail fuel gallons sold for the retail segment were 117.9 million gallons for the third quarter of 2015, compared to 116.1 million gallons for the third quarter of 2014. Same-store retail fuel gallons sold increased 0.4% for the third quarter of 2015, compared to the third quarter of 2014. Total fuel sales, including wholesale dollars, decreased 28.2% to $285.6 million in the third quarter of 2015, compared to $398.0 million in the third quarter of 2014.
Merchandise sales for the retail segment increased 4.0% to $111.3 million in the third quarter of 2015, compared to $107.0 million in the third quarter of 2014. Same-store merchandise sales increased 3.8%, primarily due to increases in the cigarette, other tobacco, snack and dairy categories, partially offset by a decline in the soft drinks and candy categories, during the third quarter of 2015 as compared to the same period in 2014.
Cost of goods sold for the retail segment decreased $112.8 million, or 24.9%, to $339.5 million in the third quarter of 2015 from $452.3 million in the third quarter of 2014. This decrease was primarily due to a decrease in the average retail fuel cost per gallon of 33.6% to an average cost of $2.04 per gallon in the third quarter of 2015, compared to an average cost of $3.07 per gallon in the third quarter of 2014, partially offset by an increase in fuel sales volumes.
Operating expenses for the retail segment were $35.5 million in the third quarter of 2015 as compared to $36.4 million in the third quarter of 2014, a decrease of $0.9 million, or 2.5%. This decrease was primarily attributable to a decrease in credit expenses in the third quarter of 2015 as compared to the third quarter of 2014.
Comparison of the Nine Months Ended September 30, 2015 versus the Nine Months Ended September 30, 2014
Contribution margin for the retail segment was $48.5 million, or 16.5% of our consolidated segment contribution margin, in the nine months ended September 30, 2015, versus $39.0 million, or 8.2% of our consolidated segment contribution margin, in the nine months ended September 30, 2014. Both fuel and merchandise margins remained relatively flat during the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014. The increase in retail contribution margin was primarily due to an increase in fuel sales volumes and merchandise sales.
Net sales for our retail segment in the nine months ended September 30, 2015 decreased $300.5 million, or 20.8%, to $1,144.8 million, compared to $1,445.3 million in the nine months ended September 30, 2014. The decrease in net sales was primarily attributable to a decrease in the retail fuel price per gallon of 32.0% to an average price of $2.27 per gallon in the nine months ended September 30, 2015, from an average price of $3.34 per gallon in the nine months ended September 30, 2014, which was partially offset by an increase in retail fuel sales volumes and merchandise sales.
Retail fuel gallons sold were 342.8 million gallons for the nine months ended September 30, 2015, compared to 323.3 million gallons for the nine months ended September 30, 2014. Same-store gallons increased 2.7% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.
Merchandise sales increased 5.0%, from $300.1 million for the nine months ended September 30, 2014 to $315.1 million in the nine months ended September 30, 2015. Same-store merchandise sales increased 3.6%, primarily due to increases in cigarette, other tobacco, dairy and snack categories, during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, partially offset by a decline in the soft drink category.
Cost of goods sold for our retail segment decreased $310.2 million, or 23.8%, to $992.7 million in the nine months ended September 30, 2015, compared to $1,302.9 million in the nine months ended September 30, 2014. This decrease was primarily due to a decrease in the average retail fuel cost per gallon of 34.1%, to an average cost of $2.09 per gallon in the nine months ended September 30, 2015 when compared to an average cost of $3.17 per gallon in the nine months ended September 30, 2014. This decline in prices was partially offset by the increase in retail fuel sales volumes.

Operating expenses for our retail segment were $103.6 million in the nine months ended September 30, 2015, compared to $103.4 million in the nine months ended September 30, 2014, an increase of $0.2 million, or 0.2%. This slight increase was primarily due to an increase in workers compensation and general liability insurance expense, which was almost fully offset by a decrease in credit expenses during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended September 30,
	2015	2014
Cash Flow Data:
Cash flows provided by operating activities	$191.7	$241.7
Cash flows used in investing activities	(411.9)	(222.0)
Cash flows provided by financing activities	142.4	78.0
Net (decrease) increase in cash and cash equivalents	$(77.8)	$97.7
Cash Flows from Operating Activities
Net cash provided by operating activities was $191.7 million for the nine months ended September 30, 2015, compared to $241.7 million for the comparable period of 2014. The decrease in cash flows from operations was primarily due to the decrease in net income for the nine months ended September 30, 2015 to $69.8 million, compared to $180.7 million in the same period of 2014. Further contributing to the decrease in cash provided by operating activities for the nine months ended September 30, 2015 compared to the same period of 2014 was a significant decrease in inventory during the nine months ended September 30, 2014, attributable to the processing of surplus crude inventory at both the Tyler and El Dorado refineries. These decreases were partially offset by a decline in the market value of our derivative contracts.
Cash Flows from Investing Activities
Net cash used in investing activities was $411.9 million for the first nine months of 2015, compared to $222.0 million in the comparable period of 2014. The increase was primarily due to equity method investments of $230.6 million in the nine months ended September 30, 2015, primarily associated with the Alon Acquisition in May 2015. There were no equity method investments in the nine months ended September 30, 2014.
Cash used in investing activities includes the cash portion of our capital expenditures, which was $175.9 million and $211.1 million, for the nine months ended September 30, 2015 and 2014, respectively. Total capital expenditures during the first nine months of 2015 were $173.6 million, of which $146.8 million was spent on projects in the refining segment, $8.3 million was spent in the retail segment, $13.9 million was spent in the logistics segment and $4.6 million was spent at the holding company level. During the nine months ended September 30, 2014, we spent $193.3 million, of which $155.1 million was spent on projects in our refining segment, $20.0 million was spent in our retail segment, $5.0 million was spent in our logistics segment and $13.2 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash provided by financing activities was $142.4 million in the nine months ended September 30, 2015, compared to $78.0 million in the comparable period of 2014. The increase in cash provided by financing activities was primarily due to an increase in net borrowings under promissory notes, to $137.6 million during the nine months ended September 30, 2015, compared to net borrowings of $87.5 million in the comparable 2014 period, partially offset by a decrease in net borrowings under our revolving credit facilities, to $81.4 million in the nine months ended September 30, 2015, compared to $96.7 million in the comparable period of 2014.
Cash Position and Indebtedness
As of September 30, 2015, our total cash and cash equivalents were $366.3 million and we had total indebtedness of approximately $953.7 million. Borrowing availability under our four separate revolving credit facilities was approximately $590.7 million and we had letters of credit issued of $99.0 million. We believe we were in compliance with our covenants in all debt facilities as of September 30, 2015. See Note 11 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our four separate revolving credit facilities.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2015 were $173.6 million, of which approximately $146.8 million was spent in our refining segment, $8.3 million in our retail segment, $13.9 million in our logistics segment and $4.6 million at the holding company level. Our capital expenditure budget is approximately $227.1 million for 2015. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2015 and planned capital expenditures for the full year 2015 by operating segment and major category (in millions):

	Full Year 2015 Forecast	Nine Months Ended September 30, 2015
Refining:
Sustaining maintenance, including turnaround activities	$72.4	$65.2
Regulatory	24.0	17.7
Discretionary projects	76.0	63.9
Refining segment total	172.4	146.8
Logistics:
Regulatory	1.9	0.9
Sustaining maintenance	9.6	8.2
Discretionary projects	5.3	4.8
Logistics segment total	16.8	13.9
Retail:
Sustaining maintenance	9.0	5.3
Growth/profit improvements	3.3	1.1
Retrofit/rebrand/re-image	2.3	1.2
Raze and rebuild/new/land	5.0	0.7
Retail segment total	19.6	8.3
Other:
Growth/profit improvements	7.9	2.9
New builds/land	10.4	1.7
Other total	18.3	4.6
Total capital spending	$227.1	$173.6
In the third quarter of 2015, we decreased our total capital spending forecast for 2015 to $227.1 million, down from the prior forecast of $239.7 million. The decrease in our total capital spending forecast for 2015 is primarily attributable to decreased spending in our logistics, retail and other segments from the prior forecast. For the full year 2015, we plan to spend approximately $19.6 million in the retail segment, of which we plan to spend $3.3 million on profit and growth improvements. We expect to spend approximately $172.4 million in our refining segment for the full year 2015. The full year 2015 refining segment forecast includes $24.0 million in regulatory projects, $17.7 million of which was spent in the nine months ended September 30, 2015. In addition, we plan to spend approximately $72.4 million on maintenance projects and approximately $76.0 million for other discretionary projects in the refining segment in the full year 2015. We plan to spend $16.8 million in the logistics segment for the full year 2015.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects or scheduled maintenance activities. Additionally, the scope and cost of employee or contractor labor expense related to installation of that equipment could exceed our projections. Our capital expenditure budget may also be revised as management continues to evaluate projects for reliability or profitability.
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

The following table sets forth information relating to our open commodity derivative contracts as of September 30, 2015 ($ in millions).

	Total Outstanding		Notional Contract Volume (barrels) by Year of Maturity
Contract Description	Market Value	Notional Contract Volume (barrels)	2015	2016	2017
Contracts not designated as hedging instruments:
Crude oil price swaps - long	$42.7	626,000	626,000	—	—
Crude oil price swaps - short	(5.1)	150,000	150,000	—	—
Inventory, refined product and crack spread swaps - long	(8.6)	108,500	108,500	—	—
Inventory, refined product and crack spread swaps - short	11.2	1,803,000	1,803,000	—	—
Total	$40.2	2,687,500	2,687,500	—	—
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long	$(70.7)	2,915,200	220,800	878,400	1,816,000
Inventory, refined product and crack spread swaps - long	1.1	675,000	—	675,000	—
Inventory, refined product and crack spread swaps - short	11.6	606,500	606,500	—	—
Total	$(58.0)	4,196,700	827,300	1,553,400	1,816,000

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

PART II.
OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 26, 2015 (the "Form 10-K") as updated by "Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended June 30, 2015 filed with the Securities and Exchange Commission on August 5, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended September 30, 2015 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2015	—	$—	—	$125,000,000
August 1 - August 31, 2015	413,289	30.88	413,289	112,235,578
September 1 - September 30, 2015	546,464	29.72	546,464	$95,994,274
Total	959,753	$30.22	959,753	N/A

(1)
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

ITEM 5. OTHER INFORMATION

Dividend Declaration
On November 3, 2015, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on December 15, 2015 to shareholders of record on November 24, 2015.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	§*	Employment Agreement, effective August 3, 2015, between Delek US Holdings, Inc. and Anthony L. Miller.
10.2	§*	Employment Agreement, effective August 3, 2015, between Delek US Holdings, Inc. and Avigal Soreq.
31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

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
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 5, 2015

EXHIBIT INDEX

Exhibit No.		Description
10.1	§*	Employment Agreement, effective August 3, 2015, between Delek US Holdings, Inc. and Anthony L. Miller.
10.2	§*	Employment Agreement, effective August 3, 2015, between Delek US Holdings, Inc. and Avigal Soreq.
31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Management contract or compensatory plan or arrangement.

§	Filed herewith.