Form 10-K
period 2015-12-31
Delek US Holdings, Inc.
filed 2016-02-29
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 18 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2015 was approximately $2,309,924,976, based upon the closing sale price of the registrant's common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.

At February 24, 2016, there were 62,137,054 shares of the registrant's common stock, $.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).
Documents incorporated by reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEMS 1 and 2.        BUSINESS and PROPERTIES

Company Overview

We are an integrated energy business focused on petroleum refining, the transportation, storage and wholesale of crude oil, intermediate and refined products and convenience store retailing. Delek US Holdings, Inc. ("Holdings"), a Delaware corporation formed in 2001, is the sole shareholder or owner of membership interests of Delek Refining, Inc. ("Refining"), Delek Finance, Inc., Delek Marketing & Supply, LLC, Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, Inc., Delek Logistics Services Company, MAPCO Express, Inc. ("MAPCO Express"), MAPCO Fleet, Inc., NTI Investments, LLC, GDK Bearpaw, LLC, Delek Helena, LLC, Commerce Way Insurance Company, Inc., Delek Land Holdings, LLC and Delek Transportation, LLC. In addition, as of December 31, 2015, we owned a 59.7% limited partner interest in Delek Logistics Partners, LP ("Delek Logistics"), a publicly traded master limited partnership that we formed in April 2012, and a 95.4% interest in Delek Logistics GP, LLC ("Logistics GP"), which owns the entire 2.0% general partner interest in Delek Logistics. Unless otherwise indicated or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. Our business consists of three operating segments: refining, logistics and retail.

Our refining segment operates independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude throughput capacity of 155,000 bpd. The Tyler refinery sells the majority of its production over a refinery truck rack owned and operated by our logistics segment to supply the local market in the east Texas area. The El Dorado refinery sells a portion of its production at the refinery truck rack, which is owned and operated by our logistics segment, but the majority of the refinery's production is shipped into the Enterprise Pipeline System and our logistics segment's El Dorado Pipeline system to supply a combination of pipeline bulk sales and wholesale rack sales at terminal locations along the pipeline, including Shreveport, Louisiana, North Little Rock, Arkansas, Memphis, Tennessee, and Cape Girardeau, Missouri. Our refining segment also owns and operates two biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas and Cleburne, Texas.

Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for both our refining segment and third parties. The logistics segment owns approximately 400 miles of crude oil transportation pipelines, approximately 245 miles of active refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 8.5 million barrels of active shell capacity. Our logistics segment owns and operates nine terminals and markets light products using third-party terminals.

Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of approximately 358 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.

The following map outlines the geography of our integrated downstream energy structure, from crude gathering to retail locations:

WOOD FORD BASIN
CUSHING
OKLAHOMA CITY
SEAWAY
RED RIVER
MT PLEASANT TERMINAL
LITTLE ROCK
EL DORADO
GREENVILLE PRODUCT STORAGE
PLAINS BASIN
PERMIAN BASIN
ABILENE
COLORADO CITY
FORT WORTH
DALLAS
TYLER
SUNOCO WEST TEXAS GULF
MIDLAND
SAN ANGELO
WACO
SHREVEPORT
MONROE
PALINE
MILLENNIUM
EXXONMOBIL NORTH LINE
SEAWAY
HOUSTON
BEAUMONT
FREEPORT
ST. JAMES
NEW ORLEANS
EAGLE FORD BASIN
MEMPHIS
NASHVILLE
BRENTWOOD
KNOXVILLE
SUNOCO MID VALLEY
CORPORATE HEADQUARTERS
DELEK US REFINERIES
LONGVIEW, TX
DELEK LOGISTICS TERMINALS
THIRD-PARTY CRUDE OIL PIPELINES
DELEK LOGISTICS CRUDE OIL PIPELINES
STATES WITH RETAIL PRESENCE

Corporate Headquarters

We lease our corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee. The lease is for 54,000 square feet of office space. The lease term expires in April 2022.

Liens and Encumbrances

The majority of the assets described in this Form 10-K are pledged under and encumbered by certain of our debt facilities. See Note 11 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Business Strategy

Historically, we have grown through acquisitions across each of our segments. This is exemplified by the acquisitions of the Tyler refinery and El Dorado refinery in 2005 and 2011, respectively. We also purchased a series of logistics assets since 2006 that created a new growth platform for the Company and provide support to our refining assets as well as third party customers. In the retail segment, after growing through a series of acquisitions from 2001 to 2007, we have focused on managing our portfolio of existing stores while building new large format stores in our market area, as well as leveraging our gasoline supply opportunities from our refining segment. Our business strategy is focused on growing our integrated business model that allows us to participate from moving crude oil to our refineries for processing into refined products to selling fuel to customers across our retail network. This growth may come from acquisitions as well as investments in our existing businesses, as we continue to broaden our existing geographic presence and integrated business model.

We completed a number of acquisitions during the year ended December 31, 2015, which are described in detail in the section entitled “Executive Summary and Strategic Overview-Strategic Accomplishments-Acquisitions” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

2015 Strategic Acquisitions
Alon USA Energy Stock Purchase Agreement
In May 2015, Delek acquired from Alon Israel Oil Company, Ltd. ("Alon Israel") approximately 33.7 million shares of common stock (the "ALJ Shares") of Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"), pursuant to the terms of a stock purchase agreement with Alon Israel dated April 14, 2015 (the "Alon Acquisition"). The ALJ Shares represent an equity interest in Alon USA of approximately 48%. The Company acquired the ALJ Shares for the following combination of cash, stock and seller-financed debt:

•
The Company issued 6,000,000 shares of the Company's common stock, par value $0.01 per share (the "DK Shares"), to Alon Israel. The DK Shares were subject to customary restrictions on transfer for 180 days following the closing of the Alon Acquisition and are subject to a right of first refusal in favor of Delek for five years following the closing of the Alon Acquisition;

•
The Company issued an unsecured $145.0 million term promissory note payable to Alon Israel that bears interest at a rate of 5.5% per annum and requires five annual principal amortization payments of $25.0 million followed by a final principal amortization payment of $20.0 million at maturity in January 2021;

•	The Company paid Alon Israel $200.0 million in cash at closing funded with a combination of cash on hand and borrowings under the Lion Term Loan (defined below); and

•	The Company agreed to pay Alon Israel $5.0 million of additional consideration, to be paid ratably in annual installments over a period of 5 years.
The Company will also issue an additional 200,000 restricted shares of the Company's common stock, par value $0.01 per share, to Alon Israel if the closing price of the Company's common stock is greater than $50.00 per share for at least 30 consecutive trading days that end on or before May 14, 2017.
Alon USA is an independent refiner and marketer of petroleum products, operating primarily in the South Central, Southwestern and Western regions of the United States. Alon USA owns 100% of the general partner and 81.6% of the limited partner interests in Alon USA Partners, LP (NYSE: ALDW), which owns a crude oil refinery in Big Spring, Texas, with a crude oil throughput capacity of 73,000 bpd and an integrated wholesale marketing business. In addition, Alon USA directly owns a crude oil refinery in Krotz Springs, Louisiana, with a crude oil throughput capacity of 74,000 bpd. Alon USA also owns crude oil refineries in California, which have not processed crude oil since 2012. Alon USA is a leading marketer of asphalt, which they distribute primarily through asphalt terminals located predominately in the Southwestern and Western United States. Alon USA is the largest 7-Eleven licensee in the United States and operates approximately 300 convenience stores which market motor fuels in Central and West Texas and New Mexico.
Joint Ventures

On March 20, 2015, the logistics segment entered into two joint ventures that are currently constructing logistics assets, which will serve third parties and the refining segment. The total projected investment for the two joint ventures is approximately $96.0 million. These assets include the following:

•	a 50% interest in an 80-mile crude oil pipeline with a capacity of 80,000 bpd that originates in Longview, Texas with destinations in the Shreveport, Louisiana area (the "Caddo Pipeline") and;

•
a 33% interest in a 107-mile crude oil pipeline with a capacity of 55,000 bpd with the capability to expand to 85,000 bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas ("the RIO Pipeline").

Information About Our Segments
We prepare segment information on the same basis on which we review financial information for operational decision making purposes. In conjunction with the acquisition by a subsidiary of Delek Logistics of two crude oil offloading racks and related ancillary assets adjacent to the El Dorado refinery (the "El Dorado Offloading Racks Acquisition") and the acquisition of a crude oil storage tank and related ancillary assets adjacent to the Tyler refinery (the "Tyler Crude Tank Acquisition"), we reclassified the components of certain operating segments. The results of the operations of the assets associated with these acquisitions were previously reported as part of our refining segment and are now reported in our logistics segment. The historical results of the operations of these assets have been retrospectively adjusted to conform to the current presentation.
Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 13, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Refining Segment

Overview

We own and operate two independent refineries located in Tyler, Texas and El Dorado, Arkansas, currently representing a combined 155,000 bpd of crude throughput capacity. Our refining system produces a variety of petroleum-based products used in transportation and industrial markets which are sold to a wide range of customers located principally in inland, domestic markets.

Both of our refineries are located in the U.S. Gulf Coast Region (PADD 3), which is one of the five PADD regional zones established by the U.S. Department of Energy where refined products are produced and sold. Refined product prices generally differ among each of the five PADDs.

Our refining segment also owns and operates two biodiesel facilities engaged in the production of biodiesel fuels and related activities, located in Crossett, Arkansas and Cleburne, Texas.

Refining System Feedstock Purchases
Our refining system purchases crude oil and other feedstocks through short term agreements, some of which may include renewal provisions, and through spot market transactions. The majority of the crude oil we purchase is sourced from inland domestic sources, primarily originating in areas of Texas and Arkansas. We also have the ability to purchase crude delivered by rail car that originates primarily in other parts of the United States and Canada. A large portion of the crude oil currently purchased at both the Tyler and El Dorado refineries is priced at a differential to the price per barrel of WTI. In most cases, this differential is established during the month prior to the month in which the crude oil is processed at our refineries.

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

Refined Product Sales and Distribution

Our refining segment sells products on a wholesale basis to inter-company and third-party customers located around east Texas, Arkansas, Tennessee and the Ohio River Valley, including gulf coast markets and areas along the Enterprise Pipeline System and along the Colonial Pipeline System through exchanges.

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

Refining Segment - Tyler Refinery

Our Tyler refinery has a nameplate crude throughput capacity of 75,000 bpd. The refinery is situated on approximately 100 out of a total of approximately 600 contiguous acres of land (excluding pipelines) that we own in Tyler, Texas and adjacent areas. During the first quarter of 2015, we conducted a maintenance turnaround at the Tyler refinery, as well as replaced the fluid catalytic cracking reactor. In addition, during the turnaround, we completed a project to expand the crude nameplate capacity at the Tyler refinery by 15,000 bpd to its current 75,000 bpd. See the section entitled “Executive Summary and Strategic Overview-Strategic Accomplishments-Refining Segment” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for a description of the turnaround and expansion activities.

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

The charts below set forth information concerning crude oil received at the Tyler refinery for the years ended December 31, 2015 and 2014:

The table below sets forth information concerning the Tyler refinery's units and capacities:

Unit	Capacity (bpd)
Crude processing unit - atmospheric column	75,000
Crude processing unit - vacuum tower	24,000
Distillate hydrotreating unit	36,000
Naphtha hydrotreating unit	28,000
Fluid catalytic cracking unit	20,200
Continuous catalyst regeneration reforming unit	17,500
Gasoline hydrotreating unit	13,500
Delayed coking unit	7,500
Sulfuric alkylation unit (alkylate production capacity)	4,720

The Tyler refinery has a Complexity Index of 8.7. The fluid catalytic cracking unit and delayed coker enabled us to produce approximately 97.8% light products in 2015, including primarily a full range of gasoline, diesel, jet fuels, liquefied petroleum gas and natural gas liquids.

The chart below sets forth information concerning the throughput at the Tyler refinery:

* In the first quarter of 2015, we completed a scheduled turnaround and an expansion project at the Tyler refinery. Total throughputs for the period from April 1, 2015 through December 31, 2015 were 75,058 bpd.

The Tyler refinery primarily produces two grades of gasoline (premium - 93 octane and regular - 87 octane), as well as aviation gasoline. Diesel and jet fuel products produced at the Tyler refinery include military specification jet fuel, commercial jet fuel and ultra-low sulfur diesel. The Tyler refinery offers both E-10 and biodiesel blended products. In addition to higher-value gasoline and distillate fuels, the Tyler refinery produces small quantities of propane, refinery grade propylene and butanes, petroleum coke, slurry oil, sulfur and other blendstocks.

The chart below sets forth information concerning the Tyler refinery's production slate:

Tyler Refinery Production Slate (% of total)
2.2%
4.0%
40.0%
53.8%
2.6%
3.5%
39.2%
54.7%
3.0%
3.7%
39.1%
54.2%
2015
2014
2013
Year Ended December 31,
Gasoline
Diesel/jet
Petrochemicals, LPG, NGLs
Other

The vast majority of our transportation fuels and other products produced at the Tyler refinery are sold directly from a refined products terminal owned by Delek Logistics and located at the refinery. We believe this allows our customers to benefit from lower transportation costs compared to alternative sources. Our customers include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, the U.S. government and independent retail fuel operators.

Taking into account the Tyler refinery's crude and product slate, as well as the refinery's location near the Gulf Coast region, we apply a Gulf Coast 5-3-2 crack spread to calculate the approximate gross margin resulting from processing one barrel of crude oil into three-fifths of a barrel of gasoline and two-fifths of a barrel of high sulfur diesel. We calculate the Gulf Coast crack spread using the market values of U.S. Gulf Coast Pipeline CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high-sulfur diesel) and the market value of WTI crude oil. U.S. Gulf Coast Pipeline CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil are prices for which the products trade in the Gulf Coast region.

Refining Segment - El Dorado Refinery
Our El Dorado refinery has a crude throughput capacity of 80,000 bpd. The El Dorado site consists of approximately 460 acres of which the main plant and associated tank farms adjacent to the refinery sit on approximately 335 acres. The El Dorado refinery is the largest refinery in Arkansas and represents more than 90% of state-wide refining capacity.

The El Dorado refinery is designed mainly to process a wide variety of crude oil, ranging from light sweet to heavy sour. The refinery receives crude by several delivery points, including local crude and other third party pipelines that connect directly into Delek Logistics' El Dorado Pipeline System, which runs from Magnolia, Arkansas, to the El Dorado refinery (the "El Dorado Pipeline System"), and rail at third party terminals.

In 2015, we purchased crude oil for the El Dorado refinery from inland sources in east and west Texas, from south Arkansas and north Louisiana through a crude oil gathering system owned and operated by Delek Logistics (the "SALA Gathering System"), via rail and from the Gulf Coast. At present, J. Aron and Company ("J. Aron"), through arrangements with various oil companies, supplies a substantial portion of the El Dorado refinery's crude oil input requirements pursuant to an amended and restated Master Supply and Offtake Agreement (the "S&O Agreement").

The charts below set forth information concerning crude oil received at the El Dorado refinery for the years ended December 31, 2015 and 2014:

The table below sets forth information concerning the El Dorado refinery's units and capacities:

Unit	Capacity (bpd, except as noted)
Crude processing unit - atmospheric column	80,000
Crude processing unit - vacuum tower	55,000
Distillate hydrotreating unit	35,000
Fluid catalytic cracking unit	20,140
Naphtha hydrotreating unit	17,900
LSR naphtha hydrotreating unit	7,750
Gas oil hydrotreating unit	20,900
Hydrogen steam methane reforming unit (in MScf/d)	10,000
Gasoline hydrotreating unit	8,500
Continuous catalyst regeneration reforming unit	15,300
Isomerization unit	7,500
Sulfuric alkylation unit (alkylate production capacity)	5,000

The actual average annual crude unit throughput will vary based on economics and market requirements, as well as other physical limitations that affect the daily throughput or the utilization rate of the refinery. Due to constraints in downstream conversion, the operable capacity of the El Dorado refinery is estimated at approximately 80,000 bpd. The El Dorado refinery has a Complexity Index of 10.2.

The chart below sets forth information concerning the throughput at the El Dorado refinery:

* In the first quarter of 2014, we completed a scheduled turnaround and certain other discretionary capital projects at the El Dorado refinery. Total throughputs for the period from April 1, 2014 through December 31, 2014 were 82,151 bpd.

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

In 2015, gasoline, diesel, liquefied petroleum gas and natural gas liquids accounted for approximately 89.2% of the El Dorado refinery's production, while 10.8% of the product slate included various grades of asphalt, black oils and other residual products.

The chart below sets forth information concerning the El Dorado refinery's production slate:

Products manufactured at the El Dorado refinery are sold to wholesalers and retailers through spot sales, commercial contracts and exchange agreements in markets in Arkansas, Memphis, Tennessee and north into the Ohio River Valley region. The El Dorado refinery connection to the Enterprise Pipeline System is a key means of product distribution for the refinery because it provides access to third-party terminals in multiple Mid-Continent markets located adjacent to the system. The El Dorado refinery also supplies products to these markets through product exchanges on the Colonial pipeline system.

Logistics Segment

Overview

Our logistics segment consists of Delek Logistics, a publicly traded master limited partnership, and its subsidiaries. Our consolidated financial statements include its consolidated financial results. As of December 31, 2015, we owned a 59.7% limited partner interest in Delek Logistics, and a 95.4% interest in Logistics GP, which owns both the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights.

Our logistics segment generates revenue and contribution margin, which we define as net sales less cost of goods sold and operating expenses, by charging fees for gathering, transporting and storing crude oil and intermediate product and for marketing, distributing, transporting and storing refined products. A substantial majority of the logistics segment's existing assets are both integral to and dependent upon the successful operation of our refining segment's assets as the logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and east Texas in support of the Tyler and El Dorado refineries. In addition to intercompany services, the logistics segment also provides some crude oil and refined product transportation services for, and terminalling and wholesale marketing services to, third parties in Texas, Tennessee and Arkansas.

The logistics segment owns nine light product distribution terminals, one in each of Nashville and Memphis, Tennessee, Tyler, Big Sandy, San Angelo, Abilene and Mount Pleasant, Texas, and North Little Rock and El Dorado, Arkansas. All of the above properties are located on owned real property. The logistics segment also owns the El Dorado Pipeline System, the Magnolia Pipeline System and 600 miles of crude oil gathering lines, which are located in Louisiana and Arkansas. The logistics segment owns the McMurrey Pipeline System, the Nettleton Pipeline, the Tyler-Big Sandy Pipeline, the Paline Pipeline System and the Greenville-Mount Pleasant Pipeline, which are located in Texas. All of the pipeline systems set forth above run across fee owned land, leased land, easements and rights-of-way. The logistics segment also owns storage tanks in El Dorado and North Little Rock, Arkansas, Memphis and Nashville, Tennessee and Tyler, Greenville, Big Sandy, San Angelo, Abilene and Mount Pleasant, Texas and a fleet of 123 trucks and 205 trailers used to transport crude oil and other hydrocarbon products.

The following provides an overview of our logistics segment assets and operations:

Nashville
Knoxville
Brentwood
Memphis
Little Rock
SALA GATHERING SYSTEM
El Dorado
Magnolia
AR
LA
Shreveport
Monroe
Abilene
Fort Worth
Dallas
Tyler
San Angelo
Waco
New Orleans
Beaumont
EAST TEXAS LOGISTICS SYSTEM
Mt. Pleasant
Big Sandy
Longview
Tyler
Kilgore
Henderson
DELEK LOGISTICS (DKL)
Product Terminal
Product Tank Farm
Product Pipeline
Corporate Headquarters
Crude Tank Farm
Crude Pipeline
THIRD-PARTY ASSETS
Enterprise Pipeline (Product)
Delek US Refinery

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

Logistics Segment - Pipelines and Transportation
The logistics segment's pipelines and transportation business owns approximately 400 miles of crude oil transportation pipelines, approximately 366 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 7.3 million barrels of active shell capacity. These assets are primarily divided into the following operating systems:

•	the Lion Pipeline System, which transports crude oil to, and refined products from, the El Dorado refinery (the "Lion Pipeline System");

•	the SALA Gathering System, which gathers and transports crude oil production in southern Arkansas and northern Louisiana, primarily for the El Dorado refinery;

•	the Paline Pipeline System, which primarily transports crude oil from Longview, Texas to third-party facilities in Nederland, Texas;

•	the East Texas Crude Logistics System, which currently transports a portion of the crude oil delivered to the Tyler refinery (the "East Texas Crude Logistics System");

•	the Tyler-Big Sandy Pipeline, which is a pipeline link between the Tyler refinery and the Big Sandy Terminal;

•	the Tyler Tank Assets;

•	the El Dorado Tank Assets; and

•	the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility.

In addition to these operating systems, the logistics segment owns approximately 123 trucks and 205 trailers used to haul primarily crude oil and other hydrocarbon products for us and for third parties.
Joint Ventures

The logistics segment owns a portion of two joint ventures that are currently constructing logistics assets, which will serve third parties and the refining segment. These assets are expected to include the following:

•	a 50% interest in an 80-mile pipeline with a capacity of 80,000 bpd that originates in Longview, Texas with destinations in the Shreveport, Louisiana area (the "Caddo Pipeline") and;

•
a 33% interest in a 107-mile pipeline with a capacity of 55,000 bpd with the capability to expand to 85,000 bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas ("the RIO Pipeline").

Logistics Segment Supply Agreement
Approximately 44.1% of the petroleum products for sale by the logistics segment in west Texas are purchased from Noble Petro, Inc. ("Noble Petro"). Under the terms of a supply contract (the "Abilene Contract") with Noble Petro, we have the right to purchase up to 20,350 bpd of petroleum products. Under the Abilene Contract, we purchase petroleum products based on monthly average prices from Noble Petro immediately prior to our resale of such products to customers at our San Angelo and Abilene, Texas terminals, which we lease to Noble Petro. Under this arrangement, we have limited direct exposure to risks associated with fluctuating prices for these refined products due to the short period of time between the purchase and resale of these refined products. The Abilene Contract expires in December 2017 and does not have a renewal option.

Logistics Segment Operating Agreements With Delek

Delek Logistics has various long-term, fee-based commercial agreements with Delek and its subsidiaries that, among other things, establish fees for certain administrative and operational services provided by Delek and its subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial agreements for Delek Logistics to provide certain pipeline transportation, terminal throughput, finished product marketing and storage services to Delek. These agreements have various initial terms which expire, depending on the specific contracts, at different times from 2017 through 2022. Each of these agreements requires Delek or a Delek subsidiary to pay for certain minimum volume commitments or certain minimum storage capacities. Delek Logistics is a variable interest entity as defined under United States generally accepted accounting principles ("GAAP") and is consolidated into our consolidated financial statements. Intercompany transactions with Delek Logistics and its subsidiaries are eliminated in our consolidated financial statements.

Logistics Segment Customers

In addition to certain of our subsidiaries, our logistics segment has various types of customers, including major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, and independent retail fuel operators.

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

Logistics Segment Activity

The following table summarizes our activity in the wholesale marketing and terminalling portion of our logistics segment:

	Year Ended December 31,
	2015	2014	2013
Operating Information:
West Texas marketing throughputs (average bpd)	16,357	16,707	18,156
Terminalling throughputs (average bpd) (1)	106,514	96,519	75,438
East Texas marketing throughputs (average bpd)	59,174	61,368	58,773

(1)
Consists of terminalling throughputs at our Tyler, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals. Throughput volumes for the Tyler, Texas terminal for the year ended December 31, 2013 are for the 159 days from July 27, 2013 through December 31, 2013. Throughputs for the North Little Rock Terminal for the year ended December 31, 2013 are for the 69 days from October 24, 2013 through December 31, 2013. Throughputs for the Big Sandy Terminal are included from January 1, 2014 through December 31, 2015. Prior to January 1, 2014, the Big Sandy Terminal had no throughputs, even though it became operational during December 2013. Throughputs at the El Dorado, Arkansas terminal for the year ended December 31, 2014 are for the 324 days from February 10, 2014 through December 31, 2014. Throughputs for the Mount Pleasant, Texas terminal for the year ended December 31, 2014 are for the 92 days from October 1, 2014 through December 31, 2014. Throughputs for the Memphis and Nashville, Tennessee, Tyler and Big Sandy, Texas and the North Little Rock, Arkansas terminals are for all periods presented. Barrels per day are calculated for only the days we operated each terminal.

The following table summarizes our activity in the pipelines and transportation portion of our logistics segment:

	Year Ended December 31,
	2015	2014	2013
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	54,960	47,906	46,515
Refined products pipelines to Enterprise Systems	57,366	53,461	49,694
SALA Gathering System	20,673	22,656	22,152
East Texas Crude Logistics System	18,828	7,361	19,896
El Dorado Rail Offloading Rack	981	—	—

Retail Segment

Overview
As of December 31, 2015, we operated 358 retail fuel and convenience stores located throughout the southeastern United States. More than 92% of our stores were located in Tennessee, Alabama and Georgia, with additional stores located in Arkansas, Virginia, Kentucky and Mississippi. Our retail locations operate primarily under the MAPCO Express®, MAPCO Mart®, Discount Food MartTM, Fast Food and FuelTM, East Coast®, Delta Express® and Favorite Markets® brands.
The following table summarizes the real estate position of our retail segment as of December 31, 2015.

State	Company Operated Sites	Dealer Sites Owned or Leased By Us	Owned Sites	Leased Sites	Remaining Lease Term <3 Years (1)	Remaining Lease Term >3 Years (1)
Tennessee	191	6	117	80	43	37
Alabama	92	2	55	39	23	16
Georgia	45	8	37	16	5	11
Arkansas	12	3	8	7	7	—
Virginia	8	—	—	8	7	1
Kentucky	6	—	1	5	5	—
Mississippi	4	—	3	1	1	—
Total	358	19	221	156	91	65

(1)	Includes options renewable at our discretion; measured as of December 31, 2015.

Most of our retail fuel and convenience store leases are net leases requiring us to pay taxes, insurance and maintenance costs. Of the leases that expire in less than three years, we anticipate that we will be able to negotiate acceptable extensions of the leases for those locations that we intend to continue operating. We do not believe that any of these leases are individually material.

During the past several years, we have reimaged or newly constructed approximately 60.9% of our store network, in each instance adopting the MAPCO Mart® brand. During 2015, we spent $14.3 million on new store construction, including opening three new stores in 2015 and two new stores that opened in January 2016. Of this amount, $9.3 million was spent at the holding company level.
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

Retail Network
The majority of our stores are open 24 hours per day, while all sites are open at least 14 hours per day. Our average store size is approximately 2,800 square feet, with approximately 79.6% of our stores being 2,000 or more square feet. We are gravitating towards a large-format store, with our new stores constructed averaging 4,770 square feet.
Our retail fuel and convenience stores typically offer tobacco products and immediately consumable items such as non-alcoholic beverages, beer and a large variety of snacks and prepackaged items. A significant number of the sites also offer state sanctioned lottery games, ATM services and money orders. As of December 31, 2015, we operated 84 quick service restaurants in our store locations. In 47 of these locations, we offer national branded quick service food chains such as Quiznos®, Subway®, and Krispy Krunchy Chicken®. We also have a variety of proprietary in-house, quick service food offerings featuring fried chicken, breakfast biscuits, deli sandwiches and other freshly prepared foods.
Our convenience stores also offer unbranded, "private label" products in select categories. Since launching our first private label products in 2006, same-store private label sales as a percentage of total merchandise sales excluding cigarettes has grown to 8.8% in 2015. Our private label products are generally priced at a discount to their branded, nationally recognized counterparts, yet carry a higher gross profit margin for us, when compared to their counterparts. Our private label program provides quality offerings with price points previously unavailable to our customers in a number of categories.
Fuel Operations
For 2015, 2014 and 2013, our fuel sales were 71.8%, 78.5%, and 79.6%, respectively, of total net sales for our retail segment.
The following table highlights certain information regarding our continuing fuel operations:

	Year Ended December 31,
	2015	2014	2013

Number of stores (end of period)	358	365	361
Average number of stores (during period)	359	363	368
Retail fuel sales (thousands of gallons)	457,432	436,895	409,086
Average retail gallons per store (based on average number of stores) (thousands of gallons)	1,274	1,204	1,112
Retail fuel margin ($ per gallon)	$0.177	$0.190	$0.173

We purchased approximately 80.1% of the fuel sold at our retail fuel and convenience stores in 2015 from two suppliers, including approximately 65.6% from our refining segment. The price of fuel purchased is generally based on contractual differentials to local and regional price benchmarks. The initial terms of our supply agreements range from one year to 15 years and generally contain minimum monthly or annual purchase requirements. As of December 31, 2015, we carried a liability of $0.1 million for the failure to purchase required minimums.
Merchandise Operations
For 2015, 2014 and 2013, our merchandise sales were 28.2%, 21.5%, and 20.4%, respectively, of total net sales for our retail segment.
The following table highlights certain information regarding our continuing merchandise operations:

	Year Ended December 31,
	2015	2014	2013

Comparable store merchandise sales change (year over year)	3.8%	3.4%	0.6%
Merchandise margin	28.1%	28.0%	28.3%
Total merchandise sales (in thousands)	$419,671	$401,420	$381,665
Average merchandise sales per store (in thousands)	$1,169	$1,106	$1,037

We purchased approximately 65.0% of our general merchandise, including most tobacco products and grocery items, for 2015 from a single wholesale grocer, Core-Mark International, Inc., pursuant to a contract that expires at the end of 2018. Our other major suppliers include Coca-Cola®, Pepsi-Cola® and Frito Lay®.

Dealer-Operated Stores
Our retail segment also included a wholesale fuel distribution network that, as of December 31, 2015 and 2014, supplied a total of 136 and 81 dealer-operated retail locations, respectively, consisting of 66 and 46 contracted dealers and 70 and 35 non-contracted dealers, respectively. In 2015 and 2014, our dealer net sales represented approximately 4.7% and 4.3%, respectively, of net sales for our retail segment. Our business with contracted dealers includes a variety of contractual arrangements in some of which we pay a commission to the dealer based on profits from the fuel sales and, in others, we supply fuel and invoice the dealer for the cost of fuel plus an agreed upon margin. We also have non-contractual arrangements with dealers in which dealers order fuel from us at their discretion.
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
Retail Segment Competition
The retail fuel and convenience store business is highly competitive. We compete on a store-by-store basis with other independent convenience store chains, independent owner-operators, major petroleum companies, supermarkets, drug stores, discount stores, club stores, mass merchants, fast food operations and other retail outlets. Major competitive factors affecting us include location, ease of access, pricing, timely deliveries, product and service selections, customer service, fuel brands, store appearance, cleanliness and safety. We believe we are able to compete effectively in the markets in which we operate because our geographic concentration allows us to improve buying power with our vendors. In addition, our loyalty program, which provides value to our customers, has continued to grow and increases brand recognition within our markets. Our retail segment strategy continues to center on operating a high concentration of sites in a similar geographic region to promote operational efficiencies. Finally, we believe that leveraging the integration between our retail and refining segments provides advantageous fuel supply to our retail stores.

Information Technology

We believe that significant investments in information technology ("IT") are important to support our various business units. In 2015, we continued our efforts to improve several areas of IT including infrastructure, security, and enterprise software systems. Capital investments focused on modernization efforts that included network equipment upgrades at the Delek refinery locations and migration of the primary, on-premise corporate data center to third party data centers offering economies of operation and enhancements to our disaster recovery capabilities. In addition, we continued implementation of our IT security strategy by deploying new technologies to protect against denial of service attacks, mobile device vulnerabilities, and device access in remote locations. The energy sector continues to be the target of cyber attack perpetrators and we believe the steps we have taken, and continue to take, will help us maintain adequate data security in an environment of increasing risk of cyber attacks, hacks and other threats. We also focused on continuous improvement of our Enterprise Resource Planning financial and accounting systems that were developed in 2013. In 2015 we initiated plans to upgrade these systems including implementation of advanced in-memory data base technologies and migration of system operations to managed service contracts which we believe will produce a higher level of consistency and responsiveness to the demands of the business. These upgrades and migrations are scheduled to be completed in early 2016. We also believe these improvements have enhanced our ability to respond to customer and market requirements and set the foundation for future growth.
Most of the retail segment's stores are connected through a high-speed network that provides near real-time information in support of merchandise pricing management, store security, fraud prevention, in-store training, and customer point-of-sale processing. The architecture and design of the store systems provide the flexibility to continue the expansion to new services that require access through a secure Internet connection adhering to Payment Card Industry ("PCI") data security standards. We believe our use of custom and off-the-shelf applications and programs gives us the ability to take advantage of standardization, while offering the flexibility and responsiveness to change. This past year we launched a new point of sale solution at our BP branded locations which was part of a development project launched in 2013. This was a first step in upgrading our software and hardware design in order to take advantage of additional technologies and techniques not widely available today. This is part of a multi-year project of innovation that we believe will allow us to continually improve the customer experience, enhance revenue generation, and differentiate us in the marketplace.

Governmental Regulation and Environmental Matters
Rate Regulation of Petroleum Pipelines

The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the FERC under the Interstate Commerce Act (“ICA”) and by the state regulatory commissions in the states in which we transport crude oil, intermediate and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with the reporting requirements for these pipelines. Other of our pipelines have received a waiver from application of the FERC's tariff requirements but comply with other applicable regulatory requirements.

The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil, intermediate and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
While FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana; accordingly such assets may be subject to additional regulation by the applicable governmental authorities in those states.
Environmental Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by agencies, including the EPA, the United States Department of Transportation, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants and pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws for the operation of our refineries, biodiesel facilities, terminals, pipelines, underground storage tanks ("USTs"), trucks, rail cars and related operations, and may be subject to revocation, modification and renewal.
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations. We anticipate that compliance with environmental, health and safety regulations will require us to spend approximately $6.6 million in capital costs in 2016 and approximately $56.8 million during the next five years. These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.
We generate wastes that may be subject to the RCRA and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of managing, transporting, recycling and disposal of hazardous and certain non-hazardous wastes. Our refineries are large quantity generators of hazardous waste and require hazardous waste permits issued by EPA or state agencies. Other of our facilities such as terminals and biodiesel plants generate lesser quantities of hazardous wastes.
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

As of December 31, 2015, we have recorded an environmental liability of approximately $8.9 million, primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. We expect approximately $0.3 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.1 million in other current assets and $0.2 million in other non-current assets in our condensed consolidated balance sheet as of December 31, 2015. Approximately $1.0 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Most of the cost of remediating releases from USTs in our retail segment is reimbursed by state reimbursement funds which are funded by a tax on petroleum products and subject to certain deductible amounts. As of December 31, 2015, our accrual for such UST-related remediation was less than $0.1 million.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. It is necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits have been acquired that we believe will be sufficient to cover our obligations through 2017, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits depending on the availability and cost of such credits.
In recent years, various legislative and regulatory measures to address climate change and greenhouse gas ("GHG") emissions (including carbon dioxide, methane and nitrous oxides) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as power plants, mobile transportation sources and fuels. We are not aware of any state or regional initiatives for controlling existing GHG emissions that would affect our refineries. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs and result in decreased demand for our petroleum fuels. In August 2015, the EPA finalized the “Clean Power Plan” requiring states to reduce carbon dioxide emissions from coal fired power plants through a combination of plant closures, switching to renewable energy and natural gas, and demand reduction. This rule will not directly affect our operations but it could result in increased power costs for our refineries in future years. The EPA has indicated that it intends to regulate refinery GHG emissions from new and existing sources through a New Source Performance Standard ("NSPS"), although there is no firm proposal or date for such regulation and the EPA has said that such a performance standard is not imminent.
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
Our operations are subject to certain requirements of the Federal Clean Air Act (“CAA”) as well as related state and local laws and regulations governing air emission. Certain CAA regulatory programs applicable to our refineries, terminals and other operations require capital expenditures for the installation of air pollution control devices, operational procedures to minimize emissions and monitoring and reporting of emissions. In mid-2012, the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants. In September 2012, the EPA finalized revisions to the NSPS for Petroleum Refineries ("NSPS Subpart Ja") that primarily affects flares and process heaters. The NSPS impacted the way some flares at our Tyler and El Dorado refineries are designed and/or operated and capital projects were completed at our Tyler refinery in 2015 related to meeting this NSPS. We believe our flares and process heaters meet the applicable requirements and our refineries have not received any associated inquiries or requests for information, nor are they a party to any associated enforcement action at this time.
In 2015 EPA finalized reductions in the National Ambient Air Quality Standard (NAAQS) for ozone, from 75 ppb to 70 ppb. Our Tyler refinery is likely to be located in an area reclassified as non-attainment with the new standard. While we do not yet know what specific actions we will be required to take or when, it is possible we will have to install additional air pollution control equipment for ozone forming emissions or change the formulation of gasoline we make for use in some areas. We do not believe such capital expenditures or the changes in our operation will result in a material adverse effect on our business.
On December 1, 2015, the EPA published final rules under the Risk and Technology Review provisions of the Clean Air Act to further regulate refinery air emissions through additional NSPS and Maximum Achievable Control Technology requirements (the “Refinery Sector Rules”). The final rules will require capital expenditures for additional controls on the Tyler refinery’s coker and for the relief systems, flares, tanks and other sources at both refineries, as well as requiring changes to the way we operate, start up and maintain some process units. The final rule also requires that we monitor property line benzene concentrations and provide the results to the EPA quarterly, which will make the results available to the public. Even though the concentrations are not expected to exceed regulatory or health based standards, the availability of such data may increase the likelihood of lawsuits against our refineries by the local public or organized public interest groups. We have two to three years to comply with most of the requirements although we have filed for a compliance extension for some requirements that became effective on February 1, 2016. We do not anticipate that the required capital and operating costs will be material and do not believe compliance will affect our production capacities or have a material adverse effect upon our business, financial condition or results of operations.
In November 2013, the EPA proposed slightly lower overall renewable fuel obligations for 2014 in recognition of blending issues associated with exceeding the 10% "blendwall" (the point at which gasoline contains 10% ethanol - the maximum amount allowed by most vehicle warranties) in gasoline; however the EPA did not finalize the proposed 2014 obligations. In May 2015, the EPA re-proposed the 2014 obligation as well as proposing the obligation for 2015 and 2016, increasing the total nationwide volume of renewable fuels required in 2014 by 4.7% (compared to the 2013 proposal). Under this proposal, nationwide volumes for 2015 and 2016 would increase about 2% and 9% respectively compared with the proposed 2014 volume.
On November 30, 2015, EPA finalized the renewable fuel volume obligations for 2014, 2015 and 2016. Final volume requirements for 2015 and 2016 are approximately 2% and 5% higher respectively than the May, 2015, proposal. The 2016 ethanol volumes exceed the 10% “blendwall,” requiring increased usage of higher ethanol blends such as E15 and E85. On a consolidated basis, we have sufficient RINs to meet our 2014 obligation; however, we will have to purchase approximately 15 million RINs to meet our 2015 obligation and have recorded a liability for net RIN obligations of $9.1 million as of December 31, 2015. In 2016 we will be unable to blend sufficient quantities of ethanol and biodiesel to meet our requirements and will have to purchase approximately 40 million to 50 million RINs. It is not possible at this time to predict with certainty what those volumes or costs may be but given the increase in required volumes and the volatile price of RINs, the increase in renewable volume requirements for 2016 could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products.
The EPA finalized Tier 3 gasoline rules in March 2014. The final Tier 3 rule requires a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm and retains the current maximum per-gallon sulfur content of 80 ppm. Larger refineries must comply with the 10 ppm sulfur standard by January 1, 2017 but the final rule provides a three-year waiver period, to January 1, 2020, for small volume refineries that processed less than 75,000 bpd in 2012. Both of our refineries meet this waiver provision. We anticipate that the Tyler refinery will meet these new limits when they become effective with only minor operational changes and that a minor capital project may be required for additional sulfur removal capacity at the El Dorado refinery. In February 2015, EPA issued a Direct Final Rule ("DFR") to address technical corrections to the Tier 3 standard requiring small volume refineries that increase their annual average crude processing rate above 75,000 bpd to meet the Tier 3 sulfur limits 30 months from that “disqualifying” date. Because adverse comments were received on this change, EPA withdrew the DFR but subsequently re-proposed the same revision. Our El Dorado refinery may average more than 75,000 bpd in 2016, accelerating its Tier 3 compliance date to as early as mid-2019 if the EPA finalizes the rule change. We expect the EPA to issue a final rule in the spring of 2016 but it is not known if the final regulations will be as originally proposed. However, we believe that our current refineries will generate sufficient sulfur credits to delay the need to produce 10 ppm gasoline at El Dorado to 2020.

Our operations are also subject to the Federal Clean Water Act (“CWA”), the Oil Pollution Act of 1990 (“OPA-90”) and comparable state and local requirements. The CWA and similar laws prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works except as allowed by pre-treatment permits and National Pollutant Discharge Elimination System (“NPDES”) permits, issued by federal, state and local governmental agencies. The OPA-90 prohibits the discharge of oil into Waters of the U.S. and requires that affected facilities have plans in place to respond to spills and other discharges. The CWA also regulates filling or discharges to wetlands and other Waters of the U.S. In 2015, the EPA, in conjunction with the Army Corps of Engineers, issued a final rule regarding the definition of “Waters of the U.S.,” which expanded the regulatory reach of the existing clean water regulations. Although the final rule is currently stayed pending litigation, if the rule becomes enforceable, it could increase costs for expanding our facilities or constructing new facilities, including pipelines.
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

We have detected several crude oil releases from pipelines owned by our logistics segment, including a release at Magnolia Station in March 2013, a release near Macedonia, Arkansas in October 2013, a release in Haynesville, Louisiana in April 2014, a release near Fouke, Arkansas in April 2015. In June 2015, the United States Department of Justice notified Delek Logistics that they were evaluating an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from the March 2013 Magnolia release; however, no specific claim for penalties or affirmative relief has been made at this time. Based on current information available to us, we do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.

Employees

As of December 31, 2015, we had 4,584 employees, of whom 922 were employed in our refining segment, 162 were employed by Delek for the benefit of our logistics segment, 3,175 were employed either full or part-time in our retail segment and 325 were employed at our corporate office. As of December 31, 2015, 180 operations and maintenance hourly employees and 39 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2019. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2018. As of December 31, 2015, 154 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2017. None of our employees in our logistics or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

Trade Names, Service Marks and Trademarks

We regard our intellectual property as being an important factor in the marketing of goods and services in our retail segment. We own, have registered or have applied for registration of a variety of trade names, service marks and trademarks for use in our business including, without limitation, the following trademark registrations issued by the United States Patent and Trademark Office:

Trademark Registration	Segment	Expiration
MAPCO®	Retail	January 29, 2018
MAPCO MART®	Retail	October 16, 2017
MAPCO EXPRESS & Design®	Retail	December 4, 2020
EAST COAST & Design®	Retail	September 10, 2016
FAVORITE MARKET & Design®	Retail	March 6, 2024
FM FAVORITE MARKETS® (stylized)	Retail	March 6, 2024
DELTA EXPRESS® (stylized)	Retail	April 26, 2018
MY REWARD$ & Design®	Retail	August 20, 2023
MY REWARD$®	Retail	February 24, 2025
FLEET ADVANTAGE®	Corporate & Other	May 30, 2016
FLEED ADVANTAGE & Design®	Corporate & Other	June 13, 2016
LION & Design®	Refining	May 3, 2025

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
CERCLA - Comprehensive Environmental Response, Compensation and Liability Act
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
Direct operating expenses - operating expenses attributed to the respective segment.
Distillates - Products or intermediates that are normally initially produced via distillation and then further processed to produce finished fuels or blendstocks, including gasoline, kerosene, jet fuel and diesel.
EISA - Energy Independence and Security Act of 2007
Enterprise Pipeline System - a major product pipeline transport system that reaches from the Gulf Coast into the northeastern United States.
EPA - The Environmental Protection Agency.
Ethanol - An oxygenated blendstock that is blended with sub-grade (CBOB) or conventional gasoline to produce a finished gasoline.
E-10 - A 90% gasoline-10% ethanol blend.
E-15 - An 85% gasoline-15% ethanol blend.
E-85 - A blend of gasoline and 70%-85% ethanol.
FERC - The Federal Energy Regulatory Commission.

FIFO - First-in, first-out inventory accounting method.
Fluid Catalytic Cracking Unit or FCC Unit - A refinery unit that uses fluidized catalyst at high temperatures to crack large hydrocarbon molecules into smaller, higher-valued molecules (LPG, gasoline, LCO, etc.).
Feedstocks - Crude oil and petroleum products used as inputs in refining processes.
Gulf Coast 5-3-2 crack spread or Gulf Coast crack spread - A crack spread reflecting the approximate gross margin resulting from processing one barrel of crude oil into three-fifths of a barrel of gasoline and two-fifths of a barrel of high sulfur diesel, utilizing the market prices of WTI crude oil, U.S. Gulf Coast Pipeline CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil.
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
LSR - Light straight run.
LIFO - Last-in, first-out inventory accounting method.
Mid-Continent Region - Commonly referred to as PADD II, includes the states of North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Minnesota, Iowa, Missouri, Wisconsin, Illinois, Michigan, Indiana, Ohio, Kentucky and Tennessee.
MSCF/d - Abbreviation for a thousand standard cubic feet per day, a common measure for volume of gas.
NaSH Unit - A refinery process that uses caustic to capture hydrogen sulfide from sour gas streams to produce sodium hydrosulfide.
Naphtha - A hydrocarbon fraction that is used as a gasoline blending component, a feedstock for reforming and as a petrochemical feedstock.
NGL - Natural gas liquids.
New York Mercantile Exchange (NYMEX) - A commodities futures exchange.
Operating margin - net sales less cost of goods sold.
OSHA - the Occupational Safety and Health Administration.
Petroleum Administration for Defense District (PADD) - Any of five regions in the United States as set forth by the Department of Energy and used throughout the oil industry for geographic reference. Our refineries operate in PADD III, commonly referred to as the Gulf Coast region.
Petroleum Coke - A coal-like substance produced as a byproduct during the Delayed Coking refining process.

Per barrel of sales - calculated by dividing the applicable income statement line item (operating margin or operating expenses) by the total barrels sold during the period.
PPM - parts per million.
Pounds per Square Inch, Gauge (psig) - A unit of pressure.
RCRA - Resource Conservation and Recovery Act.
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
Renewable Fuels Standard 2 (RFS-2) - An EPA regulation promulgated pursuant to the EISA, which requires most refineries to blend increasing amounts of renewable fuels (including biodiesel and ethanol) with refined products.
Renewable Identification Number (RIN) - a renewable fuel credit used to satisfy requirements for blending renewable fuels under RFS-2.
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
U.S. Gulf Coast Pipeline CBOB - A grade of gasoline blended with biofuels and commonly marketed as Regular Unleaded at retail locations.
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

ITEM 1A.    RISK FACTORS

We are subject to numerous known and unknown risks, many of which are presented below and elsewhere in this Annual Report on Form 10-K. You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K in evaluating us and our common stock. Any of the risk factors described below or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations. The headings provided in this Item 1A are for convenience and reference purposes only and shall not limit or otherwise affect the extent or interpretation of the risk factors.

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

For example, although there are differences between published prices and margins and those experienced in our operations, certain published data illustrate the volatility we encounter. The NYMEX price for domestic light sweet crude oil (NYMEX: CL), the Argus price for WTI Midland crude oil, the U.S. Gulf Coast price for unleaded gasoline (Platts U.S. Gulf Coast CBOB), the U.S. Gulf Coast price for high sulfur diesel (Platts U.S. Gulf Coast Pipeline High Sulfur No. 2 Diesel), the Gulf Coast 5-3-2 crack spread and the differential between the price of NYMEX crude oil and Intercontinental Exchange ("ICE") Brent Crude Oil (ICE: B) have fluctuated between the following daily highs and lows during the preceding three calendar years:

	Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Low	High	Low	High	Low	High

NYMEX crude oil (per barrel)	$34.73	$61.43	$53.27	$107.26	$86.68	$110.53
WTI — Midland crude oil (per barrel)	$34.78	$61.42	$49.15	$100.66	$79.12	$110.42
U.S. Gulf Coast CBOB (per gallon)	$1.05	$2.12	$1.08	$2.99	$2.28	$3.13
U.S. Gulf Coast High Sulfur Diesel (per gallon)	$0.84	$1.84	$1.22	$2.98	$2.54	$3.23
U.S. Gulf Coast crack spread (per barrel)	$3.93	$24.91	$(3.91)	$21.36	$4.73	$37.07
WTI — Cushing/Brent crude oil differential (per barrel)	$(0.21)	$12.82	$1.77	$14.95	$0.02	$23.18

Such volatility is affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign supply and demand for crude oil and refined products;

•	the level of foreign and domestic production of crude oil and refined petroleum products;

•	increased regulation of feedstock production activities such as hydraulic fracturing;

•	infrastructure limitations that restrict, or events that disrupt, the distribution of crude oil, other feedstocks and refined petroleum products;

•	an increase or decrease of infrastructure limitations (or the perception that such an increase or decrease could occur) on the distribution of crude oil, other feedstocks or refined products;

•	investor speculation in commodities;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, Africa, the former Soviet Union, and South America;

•	the ability of the members of the Organization of Petroleum Exporting Countries to maintain oil price and production controls;

•	pricing and other actions taken by competitors that impact the market;

•	the level of crude oil, other feedstocks and refined petroleum products imported into and exported out of the United States;

•	excess capacity and utilization rates of refineries worldwide;

•	development and marketing of alternative and competing fuels, such as ethanol and biodiesel;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

•	local factors, including market conditions, adverse weather conditions and the level of operations of other refineries and pipelines in our markets;

•
accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our refineries or the supply and delivery of crude oil from third parties; and

•	United States government regulations.

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

Also, the price for a significant portion of the crude oil processed at our refineries is based upon the WTI benchmark for such oil rather than the Brent benchmark. While the prices for WTI and Brent historically corresponded to one another, elevated supply of WTI-priced crude oil in the Mid-Continent region has caused WTI prices to fall significantly below Brent prices at different points in time in recent years. During the years ended December 31, 2014 and December 31, 2015, this differential ranged from highs of $14.95 and $12.82, respectively, to lows of $1.77 and $(0.21), respectively. Our ability to purchase and process favorably priced crude oils has allowed us to achieve higher net income and cash flow in recent years; however, we cannot assure you that these favorable conditions will continue. A substantial or prolonged narrowing in (or inversion to) the price differential between the WTI and Brent benchmarks for any reason, including, without limitation, increased crude oil distribution capacity from the Permian Basin, crude oil exports from the United States or actual or perceived reductions in Mid-Continent crude oil inventories, could negatively impact our earnings and cash flows. In addition, because the premium or discount we pay for a portion of the crude oil processed at our refineries is established based upon this differential during the month prior to the month in which the crude oil is processed, rapid decreases in the differential may negatively affect our results of operations and cash flows.

Finally, because credit card interchange fees are typically calculated as a percentage of the transaction amount rather than a percentage of gallons sold, higher refined product prices often result in negative consequences for our retail operations such as higher credit card expenses, lower retail fuel gross margin per gallon and reduced demand for gasoline and diesel. These conditions could result in fewer retail gallons sold and fewer retail merchandise transactions.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.

Our industry is subject to extensive laws, regulations, permits and other requirements including, but not limited to, those relating to the environment, safety, transportation, pipeline tariffs, employment, labor, immigration, minimum wages, overtime pay, health care benefits, working conditions, public accessibility, retail fuel pricing, the sale of alcohol and tobacco and other requirements. These permits, laws and regulations are enforced by federal agencies including the EPA, United States Department of Transportation, Pipeline and Hazardous Materials Safety Administration, Federal Motor Carrier Safety Administration, Federal Railroad Administration, OSHA, National Labor Relations Board, Equal Employment Opportunity Commission, Federal Trade Commission and FERC, and state agencies such as the Texas Commission on Environmental Quality, Akansas Department of Environmental Quality, Railroad Commission of Texas and Tennessee Department of Environment and Conservation as well as numerous other state and federal agencies. We anticipate that compliance with environmental, health and safety regulations will require us to spend approximately $6.6 million in capital costs in 2016 and approximately $56.8 million during the next five years. These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.

Various permits, licenses, registrations and other authorizations are required under these laws for the operation of our refineries, terminals, pipelines and related operations, and these permits are subject to renewal and modification that may require operational changes involving significant costs. If key permits cannot be renewed or are revoked, the ability to continue operation of the affected facilities could be threatened.

Ongoing compliance with or violation of laws, regulations and other requirements could also have a material adverse effect on our business, financial condition and results of operations. We face potential exposure to future claims and lawsuits involving environmental matters including but not limited to, soil, groundwater and waterway contamination, air pollution, personal injury and property damage allegedly caused by substances we manufactured, handled, used, released or disposed. We are and have been the subject of various state, federal and private proceedings relating to environmental regulations, conditions and inquiries.

In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. Companies in the petroleum industry, such as us, are often the target of activist and regulatory activity regarding pricing, safety, environmental compliance, derivatives trading and other business practices which could result in price controls, fines, increased taxes or other actions affecting the conduct of our business. For example, consumer activists are lobbying various authorities to enact laws and regulations mandating the removal of tetra-ethyl lead from aviation gasoline. Other activists seek to require reductions in greenhouse gas emissions from our refineries and fuel products.

We generate wastes that may be subject to the RCRA and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of managing, transporting, recycling and disposal of hazardous and certain non-hazardous wastes. Our refineries are large quantity generators of hazardous waste and require hazardous waste permits issued by the EPA or state agencies. Additionally, certain of our other facilities such as terminals and biodiesel plants generate lesser quantities of hazardous wastes.

Ongoing compliance with laws, regulations and other requirements could also have a material adverse effect on our business, financial condition and results of operations. Under RCRA and the CERCLA and other federal, state and local environmental requirements, as the owner or operator of refineries, biodiesel plants, bulk terminals, pipelines, tank farms, rail cars, trucks and retail locations, we may be liable for the costs of removal or remediation of contamination at our existing or former locations, whether we knew of, or were responsible for, the presence of such contamination. We have incurred such liability in the past and several of our current and former locations are the subject of ongoing remediation projects. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of these substances at sites where they are located, regardless of whether the site is owned or operated by that person. We typically arrange for the treatment or disposal of hazardous substances in our refining and other operations. Therefore, we may be liable for removal or remediation costs, as well as other related costs, including fines, penalties and damages resulting from injuries to persons, property and natural resources. Our El Dorado refinery is a minor potentially responsible party at a Superfund site for which we expect our costs to be non-material. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire.

Our operations are subject to certain requirements of the federal Clean Air Act (“CAA”) as well as related state and local laws and regulations governing air emissions. Certain CAA regulatory programs applicable to our refineries, terminals and other operations require capital expenditures for the installation of air pollution control devices, operational procedures to minimize emissions and monitoring and reporting of emissions. In 2012, the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants and finalized revisions to NSPS Subpart Ja that primarily affects flares and process heaters. We completed capital projects at our refineries related to flare compliance with NSPS Ja in 2015. We believe our existing process heaters meet the applicable NSPS Ja requirements, and our refineries have not received any inquiries or requests for information from the EPA regarding flaring operations and are not a party to any associated enforcement action at this time.

In 2015, EPA finalized reductions in the National Ambient Air Quality Standard (NAAQS) for ozone, from 75 ppb to 70 ppb. Our Tyler refinery is likely to be located in an area reclassified as non-attainment with the new standard. While we do not yet know what specific actions we will be required to take or when, it is possible we will have to install additional air pollution control equipment for ozone forming emissions or change the formulation of gasoline we make for use in some areas. We do not believe such capital expenditures or the changes in our operation will result in a material adverse effect on our business.

In late 2015, the EPA finalized additional rules regulating refinery air emissions from a variety of sources (such as cokers, flares, tanks, and other process units) through additional NSPS and National Emission Standards for Hazardous Air Pollutants and changing the way emissions from startup, shutdown and malfunction operations are regulated (the "Refinery Risk and Technology Review Rules" or “RTR”). The RTR rule also requires that within two years we monitor property line benzene concentrations at our refineries and report those concentrations quarterly to EPA, which will make the results available to the public. Even though the concentrations are not expected to exceed regulatory or health based standards, the availability of such data may increase the likelihood of lawsuits against our refineries by the local public or organized public interest groups. Compliance with the rules will require additional capital projects and changes in the way we operate some equipment over the next three years but is not expected to have a material adverse effect on our business, financial condition or results of operations.

In addition to our operations, many of the fuel products we manufacture are subject to requirements of the CAA as well as related state and local laws and regulations. The EPA has the authority under the CAA to modify the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. In 2007, the EPA issued final Mobile Source Air Toxic II rules for gasoline formulation that required the reduction of average benzene content beginning January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We currently purchase credits to comply with these content requirements for one of our refineries. Although credits have been readily available, there can be no assurance that such credits will continue to be available for purchase at reasonable prices or at all and we could have to implement capital projects in the future to reduce benzene levels.

In March 2014, the EPA issued final Tier 3 gasoline rules that require a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm by January 1, 2017 for "large refineries" and retains the current maximum per-gallon sulfur content limit of 80 ppm. Under the final rules, both our refineries are considered “small refineries” and are exempt from complying with the rules' requirements until January 1, 2020. We anticipate that the Tyler refinery will meet these new limits when they become effective with only minor operational changes and that a minor capital project may be required for additional sulfur removal capacity at the El Dorado refinery, but compliance is not expected to have a material adverse effect on our business, financial condition or results of operations. In February 2015, EPA proposed a change to the Tier 3 standard that would require small volume refineries that increase their annual average crude processing rate above 75,000 bpd to meet the Tier 3 sulfur limits 30 months from that “disqualifying” date. Our El Dorado refinery may average more than 75,000 bpd in 2016, accelerating its Tier 3 compliance date to as early as mid-2019 under the proposed rule change. We expect the EPA to issue a final rule in the spring of 2016 but it is not known if the final regulations will be as originally proposed. However, we believe that our refineries will generate sufficient sulfur credits to delay the need to produce 10 ppm gasoline at El Dorado into 2020.

Our operations are also subject to the Federal Clean Water Act (“CWA”), the Oil Pollution Act of 1990 (“OPA-90”) and comparable state and local requirements. The CWA and similar laws prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works except as allowed by pre-treatment permits and National Pollutant Discharge Elimination System (“NPDES”) permits, issued by federal, state and local governmental agencies. The OPA-90 prohibits the discharge of oil into Waters of the U.S. and requires that affected facilities have plans in place to respond to spills and other discharges. The CWA also regulates filling or discharges to wetlands and other Waters of the U.S. In 2015, the EPA, in conjunction with the Army Corps of Engineers, issued a final rule regarding the definition of “Waters of the U.S.,” which expanded the regulatory reach of the existing clean water regulations. Although the final rule is currently stayed pending litigation, if the rule becomes enforceable, it could increase costs for expanding our facilities or constructing new facilities, including pipelines.

We are subject to regulation by the United States Department of Transportation and various state agencies in connection with our pipeline, trucking and rail transportation operations. These regulatory authorities exercise broad powers, governing activities such as the authorization to operate hazardous materials pipelines and engage in motor carrier operations. There are additional regulations specifically relating to the transportation industry, including integrity management of pipelines, testing and specification of equipment, product handling and labeling requirements and personnel qualifications. The transportation industry is subject to possible regulatory and legislative changes that may affect the economics of our business by requiring changes in operating practices or pipeline construction or by changing the demand for common or contract carrier services or the cost of providing truckload services. Possible changes include, among other things, increasingly stringent environmental regulations, increased frequency and stringency for testing and repairing pipelines, replacement of older pipelines, changes in the hours of service regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size. Proposed changes to the specifications governing rail cars carrying crude oil will eliminate the most commonly used tank car or require that such cars be upgraded. These rules could limit the availability of tank cars to transport crude to our refineries and increase the cost of crude oil transported by rail. In addition to the substantial remediation costs that could be caused by leaks or spills from our pipelines, regulators could prohibit our use of affected portions of the pipeline for extended periods thereby interrupting the delivery of crude oil to, or the distribution of refined products from, our refineries.

Our operations are subject to various laws and regulations relating to occupational health and safety and process safety administered by OSHA, EPA and various state equivalent agencies. We maintain safety, training, design standards, mechanical integrity and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations and protect the safety of our workers and the public.

Health and safety legislation and regulations change frequently. We cannot predict what additional health and safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. In response to Executive Order 13650, Improving Chemical Facility Safety and Security, EPA and OSHA have announced they intend to propose comprehensive changes to process safety requirements in 2016. Compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. More stringent laws or regulations or adverse changes in the interpretation of existing laws or regulations by government agencies could have an adverse effect on our financial position and the results of our operations and could require substantial expenditures for the installation and operation of systems and equipment.

Environmental and safety regulations are becoming more stringent and new environmental and safety laws and regulations are continuously being enacted or proposed. Compliance with any future legislation or regulation of our produced fuels, including renewable fuel or carbon content; GHG emissions; sulfur, benzene or other toxic content; vapor pressure; octane; or other fuel characteristics, may result in increased capital and operating costs and may have a material adverse effect on our results of operations and financial condition. Future process safety rules could also mandate changes to the way we operate, the processes and chemicals we use and the materials from which our process units are constructed. Such regulations could have a significant negative effect on our operations and profitability. While it is impractical to predict the impact that potential regulatory and activist activity may have, such future activity may result in increased costs to operate and maintain our facilities, as well as increased capital outlays to improve our facilities. Such future activity could also adversely affect our ability to expand production, result in damaging publicity about us, or reduce demand for our products. Our need to incur costs associated with complying with any resulting new legal or regulatory requirements that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations.

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

Finally, the Patient Protection and Affordable Care Act (the “ACA”) as well as other healthcare reform legislation being considered by Congress and state legislatures may have an impact on our business. As of December 31, 2015, we had 4,584 employees, of whom 922 were employed in our refining segment, 162 were employed by Delek for the benefit of our logistics segment, 3,175 were employed either full or part-time in our retail segment and 325 were employed by Holdings. Although many of the rules, reforms and regulations required to implement the ACA have not yet been adopted, and consequently the precise costs of complying with the ACA remain unknown, an increase in our employee healthcare-related costs appears likely and that increase could be extensive and changes to our healthcare cost structure could have a significant, negative impact on our business.

Increased supply of and demand for alternative transportation fuels, increased fuel economy standards and increased use of alternative means of transportation could lead to a decrease in transportation fuel prices and/or a reduction in demand for petroleum-based transportation fuels. A shortage of RINs could require that our refineries operate at reduced production rates.

Pursuant to the EISA, the EPA promulgated RFS-2 requiring refiners to blend "renewable fuels" such as ethanol and biodiesel, with their petroleum fuels or purchase RINs in lieu of blending. The volume of renewable fuels required by the EISA increases from 9 billion gallons in 2008, to 22 billion gallons in 2016 to 36 billion gallons in 2022 although EPA has set annual volumes beneath the statutory levels each year because of the unavailability of certain advanced biofuels. Annually, the EPA establishes the volume of renewable fuels that refineries must blend into their finished petroleum fuels as a percentage of their gasoline and diesel sales. Meeting RFS-2 requires displacing increasing amounts of petroleum-based transportation fuels with biofuels, beginning with approximately 7.8% in 2011, 10.1% in 2016 and 18% or more in 2022, depending on demand for gasoline and diesel and final biofuel volumes established by EPA each year. If we are unable to pass the costs of compliance with RFS-2 on to our customers, our profits will be adversely impacted. Moreover, the market prices for RINs have been volatile. If we have to pay a significantly higher price for RINs, if sufficient RINs are unavailable for purchase or if we are otherwise unable to meet the RFS-2 mandates, our business, financial condition and results of operations could be materially adversely affected.

Meeting the RFS-2 volume requirements will require more ethanol to be blended than can be achieved with 10% ethanol gasoline blends (E-10). In 2011, the EPA approved E-15 for use in model year 2001 and later vehicles. However, studies show that E-15 may cause engine and fuel system damage and most vehicle manufacturers do not recommend using E-15 in vehicles manufactured prior to 2013 or 2014 other than "Flex Fuel" vehicles. In addition, most existing USTs and retail dispenser systems are not certified by Underwriters Laboratory, local fire codes or the EPA for use with gasoline blends containing more than 10% ethanol. Flex Fuel vehicles can utilize E-85 but there are relatively few such vehicles on the road, there are few E-85 retail locations and the use of E-85 results in significant reductions in fuel economy. These and other impediments may present challenges to blending the required volumes of ethanol. If adequate supplies of the required types of biofuels are unavailable in volumes sufficient to meet our requirement, if we are unable to physically blend the required biofuel volumes without exceeding 10% ethanol, or if RINs are not available in sufficient volumes or at economical prices, refinery production or profitability could be negatively affected. Our retail segment sells E-85, E-15 and biodiesel blends at some locations where the UST systems have been upgraded to handle these fuels.

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

Finally, the EPA and the National Highway Traffic Safety Administration ("NHTSA") finalized new standards that raised the required Corporate Average Fuel Economy ("CAFE") of the nation's passenger fleet to approximately 35 mpg by 2016 and imposed the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the Department of Transportation finalized first-time standards for fuel economy of medium and heavy duty trucks. In September 2012, the EPA and NHTSA finalized rules raising the CAFE and GHG standards for passenger vehicles beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 mpg by 2025. The current administration has announced they will propose additional increases in fuel efficiency standards for medium and heavy duty vehicles in March 2016. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels which, in turn, could materially affect profitability at our refineries and convenience stores.

To meet higher fuel efficiency and GHG emission standards for passenger vehicles, automobile manufacturers are increasingly using technologies such as turbocharging, direct injection and higher compression ratios that require high octane gasoline. Many auto manufactures have expressed a desire that only a high-octane grade of gasoline be allowed in order to maximize fuel efficiency, rather than the three octane grades common now. Regulatory changes allowing only one high-octane grade, or significant increases in market demand for high-octane fuel could result a shift to high-octane ethanol blends containing 25% - 30% ethanol, the need for capital expenditures at our refineries to increase octane, or reduced demand for petroleum fuels, which could materially affect profitability of our refineries.

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

The nature of our business requires us to maintain substantial quantities of crude oil, refined petroleum product and blendstock inventories. Because these inventories are commodities, we have no control over their changing market value. For example, reductions in the value of our inventories or accounts receivable as a result of lower commodity prices could result in a reduction in our borrowing base calculation under the Tyler refinery's revolving credit facility and a reduction in the amount of financial resources available to meet the Tyler and El Dorado refineries' credit requirements. Further, if at any time our availability under the revolving credit facility falls below certain thresholds, we may be required to take steps to reduce our utilization under the credit facility. In addition, changes in commodity prices may require us to utilize substantial amounts of cash to settle or cash collateralize some or all of our existing commodity hedges. Finally, because our inventory is valued at the lower of cost or market value, we would record a write-down of inventory and a non-cash charge to cost of sales if the market value of the inventory were to decline to an amount below our cost.

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

In September 2015 the EPA finalized the “Clean Power Plan” requiring states to reduce CO2 emissions from coal fired power plants through a combination of plant closures, switching to renewable energy and natural gas, and demand reduction. This rule will not directly affect our operations but it could result in increased power costs or power shortages for our refineries in future years. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs and/or increased taxes on GHG emissions and petroleum fuels and result in reduced demand for our petroleum fuels. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in the prices of refined products resulting from such increased costs, GHG cap and trade programs or taxes on GHGs, could have a material adverse effect on our business, financial condition or results of operations.

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

Several non-traditional retailers, such as supermarkets, club stores and mass merchants, have affected the convenience store industry by entering the retail fuel business and/or selling merchandise traditionally found in convenience stores. These non-traditional gasoline and/or convenience merchandise retailers may obtain a significant share of the motor fuels market, may obtain a significant share of the convenience merchandise market and their market share in each market is expected to grow. Because of their diversity, integration of operations, experienced management and greater resources, these companies may be better able to withstand volatile market conditions or levels of low or no profitability in the retail segment. In addition, these retailers may use promotional pricing or discounts, both at the pump and in the store, to encourage in-store merchandise sales. These activities by our competitors could pressure us to offer similar discounts, adversely affecting our profit margins. Additionally, the loss of market share by our retail fuel and convenience stores to these and other retailers relating to either gasoline or merchandise could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Business

We are particularly vulnerable to disruptions to our refining operations because our refining operations are concentrated in two facilities.

Because all of our refining operations are concentrated in the Tyler and El Dorado refineries, significant disruptions at either facility could have a material adverse effect on our business, financial condition or results of operations. Refining segment contribution margin comprised approximately 56.7%, 76.1% and 79.3% of our consolidated contribution margin for the 2015, 2014 and 2013 fiscal years, respectively.

Our refineries consist of many processing units, a number of which have been in operation for many years. These processing units undergo periodic shutdowns known as turnarounds during which routine maintenance is performed to restore the operation of the equipment to its former level of performance. Depending on which units are affected, all or a portion of a refinery's production may be halted or disrupted during a maintenance turnaround. We completed maintenance turnarounds at our El Dorado refinery in 2014 and our Tyler refinery in 2015. In addition, even if properly maintained, equipment may require significant capital expenditures to maintain desired efficiencies. One or more of the units may require additional unscheduled down time for unanticipated maintenance or repairs that are more frequent than our scheduled turnarounds. For example, an explosion and fire at the Tyler refinery in November 2008 suspended operations for more than five months.

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

Our refining and logistics operations are subject to significant hazards and risks inherent in transporting, storing and processing crude oil and intermediate and finished petroleum products. These hazards and risks include, but are not limited to, natural or weather-related disasters, fires, explosions, pipeline ruptures and spills, trucking accidents, train derailments, third-party interference, mechanical failure of equipment and other events beyond our control. The occurrence of any of these events could result in production and distribution difficulties and disruptions, personal injury or death, environmental pollution and other damage to our properties and the properties of others. For example, an explosion and fire at our Tyler refinery in November 2008 resulted in two employee deaths, third-party claims and a suspension of production that continued for more than five months. In addition, we have detected several crude oil releases from pipelines owned by our logistics segment, including, without limitation, releases near Magnolia, Arkansas in March 2013, Macedonia, Arkansas in October 2013, Haynesville, Louisiana in April 2014 and Fouke, Arkansas in April 2015. Each of these releases resulted in the need for clean-up and remediation efforts.

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

In addition, the benefits we realize from completed projects may take longer to achieve and/or be less than we anticipated. Large-scale capital projects are typically undertaken in anticipation of achieving an acceptable level of return on the capital to be employed in the project. We base these forecasted project economics on our best estimate of future market conditions that are not within our control. Most large-scale projects take many years to complete and during this multi-year period, market and other business conditions can change from those we forecast. Our inability to complete and/or realize the benefits of refinery projects in a cost-efficient and timely manner could have a material adverse effect on our business, financial condition and results of operations.

We depend upon our logistics segment for a substantial portion of the crude oil supply and refined product distribution networks that serve our refineries.

Our logistics segment consists of Delek Logistics, a publicly traded master limited partnership, and our consolidated financial statements include its consolidated financial results. As of December 31, 2015, we owned a 59.7% limited partner interest in Delek Logistics, and a 95.4% interest in Logistics GP, which owns the entire 2.0% general partner interest in Delek Logistics. Delek Logistics operates a system of crude oil and refined product pipelines, distribution terminals and tankage in Arkansas, Louisiana, Tennessee and Texas. Delek Logistics generates revenues by charging tariffs for transporting crude oil and refined products through its pipelines, by leasing pipeline capacity to third parties, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals.

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

The occurrence of any of these risks could directly or indirectly affect Delek Logistics' financial condition, results of operations and cash flows. Because Delek Logistics is our consolidated subsidiary, the occurrence of any of these risks could also affect our financial condition, results of operations and cash flows. Additionally, if any of these risks affect Delek Logistics' viability, its ability to serve our supply and distribution needs may be jeopardized.

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

We rely on Delek Logistics and third-party transportation systems for the delivery of crude oil to our refineries. For example, during the year ended December 31, 2015, we relied upon the West Texas Gulf pipeline for the delivery of approximately 71.8% of the crude oil processed by our refineries. We could experience an interruption or reduction of supply and delivery, or an increased cost of receiving crude oil, if the ability of these systems to transport crude oil is disrupted because of accidents, adverse weather conditions, governmental regulation, terrorism, maintenance or failure of pipelines or other delivery systems, other third-party action or other events beyond our control. The unavailability for our use for a prolonged period of time of any system of delivery of crude oil could have a material adverse effect on our business, financial condition or results of operations. For example, on two separate occasions since we assumed control of the El Dorado refinery in April 2011, a third-party pipeline operator has temporarily suspended crude oil shipments on a pipeline system that has historically supplied significant amounts of crude oil to the refinery. In May 2011, the suspension resulted from flooding along the Mississippi River and lasted approximately five weeks. In April 2012, the suspension resulted from a pipeline rupture and lasted approximately ten months. In each instance, the El Dorado refinery operated at reduced throughput rates until the pipeline system resumed normal operations.

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

Finally, our West Texas terminals sell refined products produced by refineries owned mostly by third parties. In 2015, these terminals received a majority of their supply of refined products from a single supplier. We could experience an interruption or reduction of supply or delivery of refined products if our suppliers partially or completely ceased operations, temporarily or permanently. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. In addition, any reduction in capacity of other pipelines that connect with our suppliers' pipelines or our pipelines due to testing, line repair, reduced operating pressures, or other causes could result in reduced volumes of refined product supplied to our West Texas terminals. A reduction in the volume of refined products supplied to our West Texas terminals could adversely affect our sales and earnings.

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

Finally, substantially all of our retail fuel and convenience stores are located in the southeastern United States and approximately 92% of them were situated in the states of Alabama, Georgia and Tennessee at December 31, 2015. As a result, our results of operations are particularly vulnerable to general economic conditions in that region. An economic downturn in the southeastern United States could cause our sales and the value of our assets to decline, which could have a material adverse effect on our business, financial condition and results of operations.

From time to time, our cash and credit needs may exceed our internally generated cash flow and available credit, and our business could be materially and adversely affected if we are not able to obtain the necessary cash or credit from financing sources.

We have significant short-term cash needs to satisfy working capital requirements such as crude oil purchases which fluctuate with the pricing and sourcing of crude oil. We rely in part on our access to credit to purchase crude oil for our refineries. If the price of crude oil increases significantly, we may not have sufficient available credit, and may not be able to sufficiently increase such availability, under our existing credit facilities or other arrangements to purchase enough crude oil to operate our refineries at desired capacities. Our failure to operate our refineries at desired capacities could have a material adverse effect on our business, financial condition and results of operations. We also have significant long-term needs for cash, including any capital expenditures for refinery expansion and upgrade projects, as well as projects necessary for regulatory compliance.

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

As of December 31, 2015, we had total debt of $975.7 million, including current maturities of $95.2 million. In addition to our outstanding debt, as of December 31, 2015, our letters of credit issued under our various credit facilities were $98.4 million. Our borrowing availability under our various credit facilities as of December 31, 2015 was $474.8 million.

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

Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. If we breach any of the restrictions or covenants in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders' commitments to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these immediate payments. In addition, our obligations under our credit facilities are secured by substantially all of our assets. If we are unable to timely repay our obligations under our credit facilities, the lenders could seek to foreclose on the assets or we may be required to contribute additional capital to our subsidiaries. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

Our S&O Agreement with J. Aron expires on April 30, 2017. Pursuant to the agreement, J. Aron purchases a substantial portion of the crude oil and refined products in Lion Oil’s inventory at market prices. Upon any termination of the agreement, including at expiration or in connection with a force majeure or default, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements. Additionally, upon any termination, we will be required to repurchase or refinance the consigned crude oil and refined products from J. Aron at then market prices, which may have a material impact on our working capital needs. At December 31, 2015, we had approximately 3.2 million barrels of inventory consigned to J. Aron, and we had recorded a liability associated with this consigned inventory of $132.0 million.

Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.

We carry property, business interruption, pollution and casualty insurance, but we do not maintain insurance coverage against all potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. In addition, we purchase insurance programs with large self-insured retentions and large deductibles. For example, we retain the first 21 to 60 days of our business interruption losses. Therefore, a significant part or all of a business interruption loss or other types of loss could be retained by us. The occurrence of a loss that is retained by us or not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

The energy industry is highly capital intensive, and the entire or partial loss of individual facilities or multiple facilities can result in significant costs to both industry companies, such as us, and their insurance carriers. Historically, large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. For example, hurricanes have caused significant damage to energy companies operating along the Gulf Coast, in addition to numerous oil and gas production facilities and pipelines in that region. Insurance companies that have historically participated in underwriting energy-related risks may discontinue that practice, may reduce the insurance capacity they are willing to offer or demand significantly higher premiums or deductible periods to cover these risks. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at reasonable cost.

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

A significant part of our growth strategy is to acquire assets such as refineries, pipelines, terminals, and retail fuel and convenience stores that complement our existing assets and/or broaden our geographic presence. If attractive opportunities arise, we may also acquire assets in new lines of business that are complementary to our existing businesses. From our inception in 2001 through December 2015, we acquired the Tyler and El Dorado refineries and approximately 500 retail fuel and convenience stores, developed our logistics segment through the acquisition of transportation and marketing assets and purchased approximately 48% of the issued and outstanding common stock of Alon USA through the Alon Acquisition. We expect to continue to acquire assets that complement our existing assets and/or broaden our geographic presence as a major element of our growth strategy. However, the occurrence of any of the following factors could adversely affect our growth strategy:

•
We may not be able to identify suitable acquisition candidates or acquire additional assets on favorable terms. For example, the Alon Acquisition was completed in May 2015 through the acquisition of shares from a single Alon USA stockholder, Alon Israel. In connection with the Alon Acquisition, we executed a stockholder agreement with Alon USA that restricts our ability to purchase additional shares of Alon USA until May 2016. Prior to or following the expiration of the stockholder agreement, we may not be able to buy additional shares of Alon USA common stock or divest our shares of Alon USA common stock;

•	We usually compete with others to acquire assets, which competition may increase, and any level of competition could result in decreased availability or increased prices for acquisition candidates;

•	We may experience difficulty in anticipating the timing and availability of acquisition candidates;

•	We may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions;

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

•	we may fail to successfully integrate or manage acquired assets;

•	acquired assets may not perform as we expect or we may not be able to obtain the cost savings and financial improvements we anticipate;

•	acquisitions may require us to incur additional debt or issue additional equity;

•	acquired assets may suffer a diminishment in fair value as a result of which we may need to record a write-down or impairment;

•	we may fail to grow our existing systems, financial controls, information systems, management resources and human resources in a manner that effectively supports our growth;

•
to the extent that we acquire assets in new lines of business, we may become subject to additional regulatory requirements and additional risks that are characteristic or typical of these lines of business; and

•
to the extent that we acquire equity interests in entities that control assets (rather than acquiring the assets directly), we may become subject to liabilities that predate our ownership and control of the assets. For example, in 2011, we acquired all of the outstanding shares of common stock of Lion Oil, the Arkansas corporation that owns and operates the El Dorado refinery. Because we acquired the stock of Lion Oil (rather than acquiring the refinery assets directly), we may be subject to Lion Oil's historic liabilities. If we acquire further shares of Alon USA stock (rather than acquiring assets from Alon USA), we may become subject to Alon USA's historic liabilities as well.

The occurrence of any of these factors could adversely affect our business, financial condition and results of operations.

We may incur significant costs and liabilities with respect to investigation and remediation of environmental conditions at our refineries.

Prior to our purchase of our refineries, the previous owners had been engaged for many years in the investigation and remediation of hydrocarbons and other materials which contaminated soil and groundwater at the purchased facilities. Upon purchase of the facilities, we became responsible and liable for certain costs associated with the continued investigation and remediation of known and unknown impacted areas at the refineries. In the future, it may be necessary to conduct further assessments and remediation efforts at impacted areas at our refinery, pipeline, tank, terminal and store locations and elsewhere. In addition, we have identified and self-reported certain other environmental matters subsequent to our purchase of the refineries.

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

In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire. In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated as material. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action.

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

In recent years, we have expanded our refined product distribution capacities in northeast Texas with our acquisition of refined product terminals located in Big Sandy, Texas and Mount Pleasant, Texas. However, unlike most other refineries, the Tyler refinery currently has no ability to distribute refined products outside the northeast Texas market. For the year ended December 31, 2015, nearly all of the refinery sales volume in Tyler was completed through a rack system located at the Tyler refinery, which is owned by our logistics segment. The Tyler refinery's limited distribution capabilities may continue to limit its ability to increase its production, attract new customers for its refined petroleum products or increase sales of the Tyler refinery products. In addition, if demand for the Tyler refinery's products diminishes within the northeast Texas market, its production may be reduced and our financial results would be adversely affected unless additional distribution capabilities are identified.

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

In addition, recent regulatory proposals in the United States could effectively limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to us of the transition from LIFO to another inventory method could be material. We use the LIFO method with respect to our inventories at the Tyler refinery. A change to the FIFO inventory method could result in a material increase/decrease in the tax basis of our inventory at the Tyler refinery. This increase/decrease in inventory value could impact our taxable income in the year of change or ratably over several tax years.

Our commodity and interest rate derivative activity may limit potential gains, increase potential losses, result in earnings volatility and involve other risks.
At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, ethanol and other feedstocks, future sales of refined products or to secure margins on future production. We also use interest rate swap and cap agreements to manage our market exposure to changes in interest rates related to our floating rate borrowings. We expect to continue to enter into these types of transactions from time to time and have increased our use of these risk management activities in recent years.

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

We evaluate the creditworthiness of each of our various counterparties, but we may not always be able to fully anticipate or detect deterioration in a counterparty's creditworthiness and overall financial condition. The deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties) could expose us to an increased risk of nonpayment or other default under our contracts with them. If a material counterparty (or counterparties) defaults on their obligations to us, this could materially adversely affect our financial condition, results of operations or cash flows. For example, under the terms of the S&O Agreement with J. Aron, we granted J. Aron the exclusive right to store and withdraw crude and certain products in the tanks associated with the El Dorado refinery. The S&O Agreement also provides that the ownership of substantially all crude oil and certain other refined products in the tanks associated with the refinery will be retained by J. Aron, and that J. Aron will purchase substantially all of the specified refined products processed at the El Dorado refinery. An adverse change in J. Aron's business, results of operations, liquidity or financial condition could adversely affect its ability to timely discharge its obligations to us, which could consequently have a material adverse effect on our business, results of operations or liquidity.

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

As of December 31, 2015, we employed 310 and 568 people in our Tyler and El Dorado operations, respectively. From among these employees, 180 operations and maintenance hourly employees and 39 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202 at year end. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2019. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2018. As of December 31, 2015, 154 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2017. Although these collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure you that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the systems currently used for certain transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put certain payment card data at risk. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We have taken the necessary steps to assure PCI compliance and Data Security Standards are being employed at all our locations. However, compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes.

In recent years, several retailers, including us, have experienced data breaches resulting in the exposure of sensitive customer data, including payment card information. For example, our retail segment experienced a security breach in 2013 that may have compromised the payment card information of certain retail customers. Any compromise or breach of our information and payment technology systems could cause interruptions in our operations, damage our reputation, reduce our customers' willingness to visit our sites and conduct business with us, or expose us to liability from customers, financial institutions, credit card brands and associated processors. In addition, a compromise of our internal data network at any of our refining or terminal locations may have disruptive impacts similar to that of our retail operations. These disruptions could range from inconvenience in accessing business information to a disruption in our refining and/or logistics operations. The landscape of cyber threats is continuously changing and we combat this threat by undertaking continuous improvement opportunities within our security systems. Cost increases may be incurred in this area to combat the continued escalation of cyber attacks and/or disruptive criminal activity.

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

Net fuel sales of our retail segment represented approximately 71.8%, 78.5% and 79.6% of total net sales of our retail segment for the fiscal years 2015, 2014 and 2013, respectively. Our dependence on fuel sales makes us susceptible to increases in the cost of gasoline and diesel fuel and fuel profit margins have a significant impact on our earnings. The volume of fuel sold by us and our fuel profit margins are affected by numerous factors beyond our control, including the supply and demand for fuel, volatility in the wholesale fuel market and the pricing policies of competitors in local markets. Although we can rapidly adjust our pump prices to reflect higher fuel costs, a material increase in the price of fuel could adversely affect demand. A material, sudden increase in the cost of fuel that causes our fuel sales to decline could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on fuel sales also makes us susceptible to interruptions in fuel supply. At December 31, 2015, fuel from the Gulf Coast transported to us through the Colonial and Plantation pipelines was the primary source of fuel supply for approximately 83.6% of our retail fuel and convenience stores. To mitigate the risks of cost volatility, we typically have no more than a five-day supply of fuel at each of our stores and our fuel contracts do not guarantee an uninterrupted, unlimited supply in the event of a shortage. Gasoline sales generate customer traffic to our retail fuel and convenience stores and any decrease in gasoline sales, whether due to shortage or otherwise, could adversely affect our merchandise sales. A serious interruption in the supply of gasoline to our retail fuel and convenience stores could have a material adverse effect on our business, financial condition and results of operations.

If there is negative publicity concerning our brand names or the brand names of our suppliers, fuel and merchandise sales in our retail segment may suffer.

Negative publicity, regardless of whether the concerns are valid, concerning food, beverage, fuel or other product quality, food, beverage or other product safety or other health concerns, facilities, employee relations or other matters may materially and adversely affect demand for products offered at our stores and could result in a decrease in customer traffic to our stores. We offer food products in our stores that are marketed under our brand names and certain nationally recognized brands such as Subway®, Krispy Krunchy Chicken® and Quizno's®. These nationally recognized brands have significant operations at facilities owned and operated by third parties and negative publicity concerning these brands as a result of events that occur at facilities that we do not control could also adversely affect customer traffic to our stores. Additionally, we may be the subject of complaints or litigation arising from food or beverage-related illness or injury in general which could have a negative impact on our business. Health concerns, poor food, beverage, fuel or other product quality or operating issues stemming from one store or a limited number of stores can materially and adversely affect the operating results of some or all of our stores and harm our proprietary brands.

In addition, we are an independent retailer of fuel that markets some of our products under the major oil company brand BP®. Fuel sold under the BP® brand represented approximately 14.6% of total fuel sales volume for our retail segment during the year ended December 31, 2015. Negative publicity concerning the BP® brand could adversely affect fuel and merchandise sales volumes in our retail segment. For example, the

Deepwater Horizon accident in the Gulf of Mexico in April 2010 resulted in consumer boycotts of independent retailers of BP® branded fuels. If negative publicity pertaining to the BP® brand adversely affects our sales volumes, it could have a material adverse effect on our business, financial condition and results of operations.

Wholesale cost increases, vendor pricing programs and tax increases applicable to tobacco products, as well as campaigns to discourage their use, could adversely impact our results of operations in our retail segment.

Sales of tobacco products accounted for approximately 12.0%, 8.8% and 8.2% of net sales in our retail segment during the fiscal years 2015, 2014 and 2013, respectively. Our tobacco gross profit accounted for approximately 12.2%, 11.9% and 12.2% of total gross profit in our retail segment during the same periods. Increases in the retail price of tobacco products as a result of increased taxes or wholesale costs could materially impact our cigarette sales volume and/or revenues, merchandise gross profit and overall customer traffic. In addition, national and local campaigns to discourage the use of tobacco products may have an adverse effect on demand for these products. A reduction in cigarette sales volume and/or revenues, merchandise gross profit from tobacco products or overall customer demand for tobacco products could have a material adverse effect on the business, financial condition and results of operations of our retail segment.

Major cigarette manufacturers currently offer substantial rebates to us; however, there can be no assurance that such rebate programs will continue. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are decreased or eliminated, our wholesale cigarette costs will increase. For example, certain major cigarette manufacturers have offered rebate programs that provide rebates only if we follow the manufacturer's retail pricing guidelines. If we do not receive the rebates because we do not participate in the program or if the rebates we receive by participating in the program do not offset or surpass the revenue lost as a result of complying with the manufacturer's pricing guidelines, our cigarette gross margin will be adversely impacted. In general, we attempt to pass wholesale price increases on to our customers. However, competitive pressures in our markets may adversely impact our ability to do so. In addition, reduced retail display allowances on cigarettes offered by cigarette manufacturers negatively impact gross margins. These factors could materially impact our retail price of cigarettes, cigarette sales volume and/or revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

If we are, or become, a United States real property holding corporation, special tax rules may apply to a sale, exchange or other disposition of common stock and non-U.S. holders may be less inclined to invest in our stock as they may be subject to United States federal income tax in certain situations.

A non-U.S. holder of our common stock may be subject to United States federal income tax with respect to gain recognized on the sale, exchange or other disposition of our common stock if we are, or were, a "U.S. real property holding corporation" ("USRPHC") at any time during the shorter of the five-year period ending on the date of the sale or other disposition and the period such non-U.S. holder held our common stock (the shorter period referred to as the "lookback period"). In general, we would be a USRPHC if the fair market value of our "U.S. real property interests," as such term is defined for United States federal income tax purposes, equals or exceeds 50% of the sum of the fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business. The test for determining USRPHC status is applied on certain specific determination dates and is dependent upon a number of factors, some of which are beyond our control (including, for example, fluctuations in the value of our assets). If we are or become a USRPHC, so long as our common stock is regularly traded on an established securities market such as the NYSE, only a non-U.S. holder who, actually or constructively, holds or held during the lookback period more than five percent of our common stock will be subject to United States federal income tax on the disposition of our common stock.

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock may be influenced by many factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	inaccuracies in and changes to our previously published quarterly or annual earnings;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	economic conditions within our industry as well as general economic and stock market conditions;

•	the failure of securities analysts to cover our common stock or the cessation of such coverage;

•	changes in financial estimates by securities analysts and the frequency and accuracy of such reports;

•	future sales of our common stock;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	sales of common stock by us, our senior officers or our affiliates; and

•	the other factors described in these "Risk Factors."

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

We do not have the ability to control the operations or policies of Alon USA for so long as we do not control a majority of Alon USA common stock.

As of December 31, 2015, we owned approximately 48% of the issued and outstanding common stock of Alon USA (the “Alon Investment”) and five of our employees served on the 11-member Alon USA board of directors, including Mr. Yemin who serves as the chairman of the Alon USA board of directors. However, as a result of our minority ownership position in Alon USA common stock and our minority position on the Alon USA board of directors, we are unable to control the operations or policies of Alon USA.

So long as we maintain a minority ownership position in Alon USA common stock and a minority position on the Alon USA board of directors, we may be unable to control, among other things, (i) the election of members of the Alon USA board of directors; (ii) the corporate and management policies of Alon USA (including the declaration of dividends and the timing and preparation of its financial statements); and/or (iii) the outcome of any corporate transaction or other matter submitted to shareholders of Alon USA for approval, including potential mergers or acquisitions, asset sales or other significant corporate transactions.

Because we account for the Alon Investment under the equity method of accounting, the earnings or losses reported by Alon USA will have a direct effect upon our earnings.

Due to our ownership percentage in Alon USA, we account for the Alon Investment using the equity method of accounting. As a result, the earnings or losses reported by Alon USA will have a direct impact on our earnings or losses per share. Alon USA is an independent refiner and marketer of petroleum products subject to many of the same risk factors as we are (some of which are detailed in our Form 10-K) as well as other risk factors. To the extent that these factors adversely impact Alon USA’s earnings, our earnings per share may be adversely affected as well. For example, for the quarter ended December 31, 2015, Alon USA reported a goodwill impairment in the amount of approximately $39.0 million that adversely impacted Alon USA's pre-tax earnings. Because we account for the Alon Investment using the equity method of accounting, this impairment adversely impacted our pre-tax earnings for the quarter ended December 31, 2015 by approximately $18.7 million. For additional information regarding the risks to Alon USA's business, please see those identified in Alon USA's annual, quarterly and current reports, including those identified in Alon USA's Annual Report on Form 10-K for the year ended December 31, 2015.

Stockholder activism may negatively impact the price of our common stock.

Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over us. The Alon Investment and recent decline in the price of our common stock increase this risk. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and divert the attention of our Board of Directors and senior management from the pursuit of business strategies. As a result, stockholder campaigns could adversely affect our results of operations, financial condition and cash flows.

Future sales of shares of our common stock could depress the price of our common stock.

The market price of our common stock could decline as a result of the introduction of a large number of shares of our common stock into the market or the perception that these sales could occur. For example, we issued six million shares of our common stock to Alon Israel Oil Company, Ltd. in connection with the Alon Investment and the introduction of these shares into the market (or the perception that these sales could occur) could have an adverse impact on the market price of our common stock. Sales of a large number of shares of our common stock, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our stockholders may suffer substantial dilution.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for capital. In addition, if we have an immediate need for capital, we may sell securities in the public or private equity markets even when conditions are not otherwise favorable. Our stockholders will suffer dilution if we issue currently unissued shares of our stock in the future. Our stockholders will also suffer dilution as stock, restricted stock units, restricted stock, stock options, stock appreciation rights, warrants or other equity awards, whether currently outstanding or subsequently granted, are exercised.

We depend upon our subsidiaries for cash to meet our obligations and pay any dividends.

We are a holding company. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or pay dividends to our stockholders depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Our subsidiaries' ability to make any payments will depend on many factors, including their earnings, cash flows, the terms of their credit facilities, tax considerations and legal restrictions.

We may be unable to pay future regular and/or special dividends in the anticipated amounts and frequency set forth herein.

We will only be able to pay regular and/or special dividends from our available cash on hand and funds received from our subsidiaries. Our ability to receive dividends and other cash payments from our subsidiaries is restricted under the terms of their respective credit facilities. For example, under the terms of their credit facilities, our subsidiaries are subject to certain customary covenants that limit their ability to, subject to certain exceptions as defined in their respective credit agreements, remit cash to, distribute assets to, or make investments in us as the parent company. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other cash payments to us. The declaration of future regular and/or special dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay regular quarterly cash dividends on our common stock at an annual rate of $0.60 per share, we cannot provide any assurances that any regular and/or special dividends will be paid in the anticipated amounts and frequency set forth herein, if at all.

Provisions of Delaware law and our organizational documents may discourage takeovers and business combinations that our stockholders may consider in their best interests, which could negatively affect our stock price.

Provisions of Delaware law, our Second Amended and Restated Certificate of Incorporation and our Third Amended and Restated Bylaws may have the effect of delaying or preventing a change in control of our company or deterring tender offers for our common stock that other stockholders may consider in their best interests. For example, our Second Amended and Restated Certificate of Incorporation provides that:

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

Finally, our Third Amended and Restated Bylaws provide for an advance notice procedure for stockholders to nominate director candidates for election or to bring business before an annual meeting of stockholders and require that special meetings of stockholders be called only by our chairman of the Board of Directors, president or secretary after written request of a majority of our Board of Directors. The advance notice provision requires disclosure of derivative positions, hedging transactions, short interests, rights to dividends and other similar positions of any stockholder proposing a director nomination, in order to promote full disclosure of such stockholder's economic interest in us.

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

Magnolia Station

In June 2015, the United States Department of Justice ("DOJ") notified us that it was evaluating an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from the March 2013 release at our Magnolia Station in Arkansas. The DOJ visited the site in July 2015 and we continue to work with them and respond to their information requests. However, no specific claim for penalties or affirmative relief has been made as of this time.

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

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol "DK." The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period indicated and dividends issued since January 1, 2014:

Period	High Sales Price	Low Sales Price	Regular Dividends Per Common Share	Special Dividends Per Common Share
2014
First Quarter	$35.11	$26.39	$0.15	$0.10
Second Quarter	$34.07	$27.77	$0.15	$0.10
Third Quarter	$36.05	$27.48	$0.15	$0.10
Fourth Quarter	$34.56	$25.15	$0.15	$0.10
2015
First Quarter	$40.22	$25.38	$0.15	$—
Second Quarter	$41.15	$34.96	$0.15	$—
Third Quarter	$40.47	$27.32	$0.15	$—
Fourth Quarter	$29.90	$22.11	$0.15	$—

The dividends paid in 2015 and 2014 totaled approximately $37.1 million and $59.2 million, respectively. As of the date of this filing, we intend to continue to pay regular quarterly cash dividends on our common stock at the annual rate of $0.60 per share. The declaration and payment of future regular and/or special dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our Board of Directors deems relevant. Except as represented in the table above, we have paid no other cash dividends on our common stock during the two most recent fiscal years.

Holders

As of February 24, 2016, there were approximately seven common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street" name accounts through brokers.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended December 31, 2015 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2015	366,300	$27.30	366,300	$85,994,294
November 1 - November 30, 2015	118,087	27.75	118,087	82,717,253
December 1 - December 31, 2015	—	—	—	$82,717,253	(2)
Total	484,387	$27.41	484,387	N/A

(1)
In 2015, the Company's Board of Directors authorized a share repurchase program for up to $125.0 million of the Company’s common stock. Any share repurchases under the repurchase program were implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases were made at the discretion of management and depended on prevailing market prices, general economic and market conditions and other considerations. The repurchase program did not obligate the Company to acquire any particular amount of stock, and the unused portion of the authorization under the repurchase program expired on December 31, 2015.

(2)
This amount expired on December 31, 2015 and does not include a new $125.0 million stock repurchase program, which was authorized by the Board and announced on February 25, 2016. The 2016 stock repurchase authorization is scheduled to expire on December 31, 2016 and as of February 29, 2016, this repurchase authorization had not been utilized.

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

The following graph and table compare cumulative total returns for our stockholders to the Standard and Poor's 500 Stock Index and a market capitalization weighted peer group selected by management for the five-year period commencing December 31, 2010 and ending December 31, 2015.  The graph assumes a $100 investment made on December 31, 2010.  Each of the three measures of cumulative total return assumes reinvestment of dividends.  The peer group is comprised of Alon USA Energy, Inc. (NYSE: ALJ), CVR Energy, Inc. (NYSE: CVI), HollyFrontier Corporation (NYSE: HFC), Marathon Petroleum Corporation (NYSE: MPC), Phillips 66 (NYSE: PSX), Tesoro Corporation (NYSE: TSO), Valero Energy Corporation (NYSE: VLO) and Western Refining, Inc (NYSE: WNR).  The stock performance shown on the graph below is not necessarily indicative of future price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:		(In millions, except share and per share data)
Net sales	$5,762.0	$8,324.3	$8,706.8	$8,726.7	$7,198.2
Total operating costs and expenses	5,681.3	7,957.8	8,469.1	8,253.6	6,912.1
Operating income	80.7	366.5	237.7	473.1	286.1
Total non-operating expenses, net	53.6	38.9	31.1	45.5	38.3
Income before income taxes	27.1	327.6	206.6	427.6	247.8
Income tax expense (benefit)	(16.6)	101.6	70.9	151.6	84.7
Net income	43.7	226.0	135.7	276.0	163.1
Net income attributed to non-controlling interest	24.3	27.4	18.0	3.2	4.8
Net income attributable to Delek	$19.4	$198.6	$117.7	$272.8	$158.3

Basic & diluted earnings per share:
Basic	$0.32	$3.38	$1.99	$4.65	$2.80
Diluted	$0.32	$3.35	$1.96	$4.57	$2.78
Weighted average common shares outstanding:
Basic	60,819,771	58,780,947	59,186,921	58,719,968	56,543,977
Diluted	61,320,570	59,355,120	60,047,138	59,644,798	57,026,864

	Year Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:		(In millions)
Cash and cash equivalents	$302.2	$444.1	$400.0	$601.7	$225.9
Total current assets	988.8	1,246.7	1,417.1	1,359.7	1,050.6
Property, plant and equipment, net	1,521.1	1,443.3	1,273.2	1,124.2	1,053.8
Total assets	3,324.9	2,888.7	2,840.4	2,623.7	2,230.6
Total current liabilities	759.7	856.2	1,080.1	999.1	994.7
Total debt, including current maturities	975.7	587.3	410.3	362.2	432.6
Total non-current liabilities	1,211.3	834.1	639.9	546.6	582.3
Total shareholders' equity	1,353.9	1,198.4	1,120.4	1,078.0	653.6
Total liabilities and shareholders' equity	3,324.9	2,888.7	2,840.4	2,623.7	2,230.6

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products;

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	our ability to execute our strategy of growth through acquisitions and the transactional risks inherent in such acquisitions;

•	diminution in value of long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	volatility of derivative instruments;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement and periodic turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels or costs;

•	changes in our ability to continue to access the credit markets;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products; and

•	other factors discussed under Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our other filings with the SEC.
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
Executive Summary and Strategic Overview
Business Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) refining, (2) logistics, and (3) retail. Our refining segment operates independent refineries in Tyler, Texas and El Dorado, Arkansas with a combined design crude throughput capacity of 155,000 bpd. Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for our refining segment, as well as third parties. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 358 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.
We own a 59.7% limited partner interest in Delek Logistics Partners, LP ("Delek Logistics") and a 95.4% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the income distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us and included certain assets formerly owned or used by certain of our subsidiaries. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations.
In conjunction with the acquisition by a subsidiary of Delek Logistics of two crude oil offloading racks and related ancillary assets adjacent to the El Dorado refinery (the "El Dorado Offloading Racks Acquisition") and the acquisition of a crude oil storage tank and related ancillary assets adjacent to the Tyler refinery (the "Tyler Crude Tank Acquisition"), we reclassified the components of certain operating segments. The results of the operations of the assets associated with these acquisitions were previously reported as part of our refining segment and are now reported in our logistics segment. The historical results of the operations of these assets have been retrospectively adjusted to conform to the current presentation.
Our profitability in the refining segment is substantially determined by the difference between the cost of the crude oil feedstocks we purchase and the price of the refined products we sell, referred to as the "crack spread, refining margin or refined product margin." The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refineries depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include operating costs (particularly the cost of natural gas used for fuel and the cost of electricity), seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the fluctuations in the cost of crude oil are typically reflected in the prices of light refined products, such as gasoline and diesel fuel, the price of other residual products, such as asphalt, coke, carbon black oil and LPG are less likely to move in parallel with crude cost. This causes additional pressure on our realized margin in periods of rising crude oil prices and, during periods of falling crude oil prices, margins may benefit from these economics. Additionally, our margins are impacted by the pricing differentials of the various types and sources of crude oil we use at our two refineries and their relation to product pricing, such as the differentials between Midland WTI and Cushing WTI or Cushing WTI and Brent crude oil.
For our Tyler refinery, we compare our per barrel refined product margin to a well-established industry metric: the Gulf Coast crack spread. The Gulf Coast crack spread is used as a benchmark for measuring a refinery's product margins by measuring the difference between the market price of light products and crude oil. It represents the approximate gross margin resulting from processing one barrel of crude oil into three-fifths of a barrel of gasoline and two-fifths of a barrel of high-sulfur diesel. We calculate the Gulf Coast crack spread using the market value of U.S. Gulf Coast Pipeline CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the first month futures price of WTI on the NYMEX.

U.S. Gulf Coast Pipeline CBOB is a grade of gasoline commonly blended with biofuels and marketed as Regular Unleaded at retail locations. U.S. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra low sulfur diesel) are priced. The NYMEX is the commodities trading exchange where contracts for the future delivery of petroleum products are bought and sold.
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
2016 Strategic Goals
We seek to create value by focusing on strategic priorities, which include:

•
Continued improvements in reliability, efficiencies and yields. With the completion of a large capital investment program in our refining segment, we have increased our capacity and flexibility. This provides us with a great opportunity to further improve our operations by enhancing the reliability, efficiencies and yields at both refineries. By doing so, we should further improve the competitive position and free cash flow potential of our refinery system.

•
Enhance our crude and product logistics assets. Our goal is to increase the amount of gathered crude oil in our system and expand our marketing operations to support our system as well as third parties.

•
Optimize our retail system to support continued growth and integration. Our goal is to build on our successes and further optimize our retail system to increase its integration with our refining system, ensure successful site selection for our new stores, and maximize our ability to serve our customers.

•
Grow through opportunistic acquisitions. This growth platform has been a central part of the development of our integrated business model. It is complementary to our ability to invest in our operations to provide organic growth and we continue to explore opportunities to provide long-term growth.

•
Use our financial flexibility and cash flow to create shareholder value. With the completion of our large capital spending program, we are focused on generating free cash flow in our business. Our capital allocation program includes: 1) investing in our business, 2) growing through acquisitions, and 3) returning cash to shareholders through dividends and share repurchases - all of which combine into a central theme of increasing long-term value to our shareholders. This program is balanced around maintaining financial flexibility on our balance sheet in order to manage our business through changing market conditions.

2015 Strategic Developments
Alon USA Energy Stock Purchase Agreement
In May 2015, Delek acquired from Alon Israel Oil Company, Ltd. ("Alon Israel") approximately 33.7 million shares of common stock (the "ALJ Shares") of Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"), pursuant to the terms of a stock purchase agreement with Alon Israel dated April 14, 2015 (the "Alon Acquisition"). The ALJ Shares represent an equity interest in Alon USA of approximately 48%. The Company acquired the ALJ Shares for the following combination of cash, stock and seller-financed debt:

•
The Company issued 6,000,000 restricted shares of the Company's common stock, par value $0.01 per share (the "DK Shares"), to Alon Israel (the DK Shares (a) were subject to customary restrictions on transfer for 180 days following the closing of the Alon Acquisition, (b) are subject to a right of first refusal in favor of Delek for five years following the closing of the Alon Acquisition and (c) are accompanied by customary registration rights);

•
The Company issued an unsecured $145.0 million term promissory note payable to Alon Israel that bears interest at a rate of 5.5% per annum and requires five annual principal amortization payments of $25.0 million followed by a final principal amortization payment of $20.0 million at maturity in January 2021;

•	The Company paid Alon Israel $200.0 million in cash at closing funded with a combination of cash on hand and borrowings under the Lion Term Loan (defined below); and

•	The Company agreed to pay Alon Israel $5.0 million of additional consideration, to be paid ratably in annual installments over a period of 5 years.
The Company will also issue an additional 200,000 restricted shares of the Company's common stock, par value $0.01 per share, to Alon Israel if the closing price of the Company's common stock is greater than $50.00 per share for at least 30 consecutive trading days that end on or before May 14, 2017.
Alon USA is an independent refiner and marketer of petroleum products, operating primarily in the South Central, Southwestern and Western regions of the United States. Alon USA owns 100% of the general partner and 81.6% of the limited partner interests in Alon USA Partners, LP (NYSE: ALDW), which owns a crude oil refinery in Big Spring, Texas, with a crude oil throughput capacity of 73,000 bpd and an integrated wholesale marketing business. In addition, Alon USA directly owns a crude oil refinery in Krotz Springs, Louisiana, with a crude oil throughput capacity of 74,000 bpd. Alon USA also owns crude oil refineries in California, which have not processed crude oil since 2012. Alon USA is a leading marketer of asphalt, which they distribute primarily through asphalt terminals located predominately in the Southwestern and Western United States. Alon USA is the largest 7-Eleven licensee in the United States and operates approximately 300 convenience stores which market motor fuels in Central and West Texas and New Mexico.

Refining Segment

Tyler Expansion Project/Turnaround
During the first quarter of 2015, we completed a maintenance turnaround at the Tyler refinery, as well as replaced the fluid catalytic cracking reactor (the "Tyler Maintenance Turnaround"). In addition, during the turnaround, we completed a project to expand the crude nameplate capacity at the Tyler refinery by 15,000 bpd, bringing the capacities of the crude processing unit to 75,000 bpd, the distillate hydrotreating unit to 36,000 bpd and the naphtha hydrotreating unit to 28,000 bpd (the "Tyler Expansion" and, together with the Tyler Maintenance Turnaround, the "Tyler Project"). The cost of the Tyler Expansion was approximately $63.6 million, of which approximately $13.7 million was spent in the year ended December 31, 2015. This expansion project was primarily financed with the $70.0 million term loan under our Wells ABL credit facility.
Logistics Segment
Acquisitions
In March 2015, a subsidiary of Delek Logistics completed the El Dorado Offloading Racks Acquisition from Lion Oil, which consisted of two crude oil offloading racks that are designed to receive up to 25,000 bpd of light crude oil or 12,000 bpd of heavy crude oil, or some combination of the two, delivered by rail to the El Dorado refinery and related ancillary assets adjacent to the El Dorado refinery (the "El Dorado Rail Offloading Racks"). The purchase price paid for the assets acquired was approximately $42.5 million in cash, financed with borrowings under the amended and restated Delek Logistics revolving credit agreement.
In March 2015, a subsidiary of Delek Logistics completed the Tyler Crude Tank Acquisition from Refining, which consisted of a crude oil storage tank with 350,000 barrels of shell capacity that supports the Tyler refinery and related ancillary assets adjacent to our Tyler refinery. The purchase price paid for the assets acquired was $19.4 million in cash financed with borrowings under the amended and restated Delek Logistics revolving credit agreement.
Joint Ventures

On March 20, 2015, the logistics segment entered into two joint ventures that are currently constructing logistics assets, which will serve third parties and the refining segment. The total projected investment for the two joint ventures is approximately $96.0 million. These assets include the following:

•	a 50% interest in an 80-mile crude oil pipeline with a capacity of 80,000 bpd that originates in Longview, Texas with destinations in the Shreveport, Louisiana area (the "Caddo Pipeline") and;

•
a 33% interest in a 107-mile crude oil pipeline with a capacity of 55,000 bpd with the capability to expand to 85,000 bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas ("the RIO Pipeline").

Retail Segment

The retail strategy has been centered around increasing the proportion of large format stores in our portfolio to enhance the value provided to our customers. These large format stores include more fuel pumps, as well as quick service food offerings and a larger merchandise selection inside the store. During 2015, we constructed three new large-format stores and divested 10 non-strategic locations. As of December 31, 2015, the retail segment operated 358 locations, versus 365 locations in the prior-year period. Of the 358 stores in operation, 218 stores, or approximately 60.9% of the store base, are either reimaged locations or large-format stores. At the end of 2015 there were 67 large-format stores in operation.

In addition, we have continued to grow our private label product offerings, which reached approximately 8.8% of merchandise revenue, excluding cigarettes, in 2015. Our loyalty program expanded by approximately 21.8%, and reached approximately 1.4 million registered users in 2015. We have continued to improve our fuel supply flexibility by leveraging our integration with the refining segment to increase the amount of both direct and exchange fuel shipments to our stores. This resulted in more Gulf Coast bulk fuel purchases in our system giving us better access to advantageous pricing for our product.

Debt Refinancing

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

Return Capital to Shareholders

Dividends
We paid regular quarterly dividends of $0.15 per share, totaling $0.60 per share, during the year ended December 31, 2015. Total dividends declared during the year ended December 31, 2015 equaled $37.1 million.

Stock Repurchase Program

In 2015, the Board of Directors authorized a share repurchase program for up to $125.0 million of our common stock. All share repurchases under the repurchase program were implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases were made at the discretion of management and depended on prevailing market prices, general economic and market conditions and other considerations. The repurchase program did not obligate us to acquire any particular amount of stock, and the unused portion of the authorization under the repurchase program expired on December 31, 2015. During the year ended December 31, 2015, we repurchased 1,444,140 shares of our common stock under the repurchase authorization, for a total expenditure of approximately $42.2 million.

In 2016, our Board of Directors approved a new share repurchase authorization for $125.0 million that will expire on December 31, 2016. Shares under the program may be repurchased from time to time in the open market or through privately negotiated transactions, subject to market conditions and other factors.

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
The table below reflects the quarterly high, low and average prices of Cushing WTI crude oil over the past three years.
We continue to experience volatility in the energy markets. We believe the steady decline in the price of Cushing WTI crude oil in 2015 is primarily attributable to local and global over supply, driven by an increase in domestic production and foreign exports. Fluctuations in the price of Cushing WTI crude oil impact the cost of raw materials processed at our refineries, as well as the price of finished products sold by all three of our operating segments.
The table below reflects the quarterly high, low and 5-3-2 crack spread over the past three years.

The decline in the Cushing WTI to Brent crude oil differential contributed to the decline in the Gulf Coast 5-3-2 crack spread in 2015, as Gulf Coast light product prices typically track Brent crude oil price movements. A change in the Cushing WTI to Brent crude oil differential has an impact on our profitability. The wholesale cost of refined products further contributed to the decline in the Gulf Coast 5-3-2 crack spread in 2015, with the US Gulf Coast price of gasoline declining 37.8%, from an average of $2.49 per gallon in 2014 to $1.55 per gallon in 2015 and the US Gulf coast price of High Sulfur Diesel declining 44.0%, from an average of $2.59 per gallon in 2014 to $1.45 per gallon in 2015. The charts below illustrate the decline in the price of U.S. Gulf Coast Gasoline and U.S. High Sulfur Diesel over the past three years.

Our Tyler and El Dorado refineries both continued to have greater access to discounted Midland WTI and Midland WTI-linked crude feedstocks during 2015 compared to certain of our competitors. In the Tyler and El Dorado refineries, Midland WTI crude oil accounted for approximately 77.5% and 62.8%, respectively, of the crude slate delivered to each refinery in 2015. As new pipelines and rail capabilities have increased the ability to ship price-advantaged crude oil supplies in and from the mid-continent region, we have experienced a decline in certain crude oil price differentials. As these price differentials decrease, so does our competitive advantage created by our access to WTI-linked crude oil. The chart below illustrates the differentials of both Brent crude oil and Midland WTI crude oil as compared to Cushing WTI crude oil.

Environmental regulations continue to affect our margins in the form of the increasing cost of RINs. On a consolidated basis, we work to balance our RINs obligations in order to minimize the effect of RINs on our results. While we generate RINs in all three operating segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. On a consolidated basis, we have sufficient RINs to meet our 2014 obligation; however, we will have to purchase approximately 15 million RINs to meet our 2015 obligation and have recorded a liability for net RIN obligations of $9.1 million as of December 31, 2015. As a result, increases in the price of RINs adversely affected our results of operations. It is not possible at this time to predict with certainty what future volumes or costs may be, but given the increase in required volumes and the volatile price of RINs, the cost of purchasing sufficient RINs could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products. The chart below illustrates the volatile nature of the price for RINs over the past three years.

Results of Operations
The table below sets forth certain information concerning our consolidated operations:

	Year Ended December 31,
	2015	2014	2013
Net sales	$5,762.0	$8,324.3	$8,706.8
Operating costs and expenses:
Cost of goods sold	5,015.6	7,315.2	7,880.7
Operating expenses	406.6	398.8	387.4
General and administrative expenses	126.0	133.4	111.2
Depreciation and amortization	134.0	111.5	89.8
Other operating income, net	(0.9)	(1.1)	—
Total operating costs and expenses	5,681.3	7,957.8	8,469.1
Operating income	80.7	366.5	237.7
Interest expense	58.3	40.6	37.7
Interest income	(1.1)	(0.8)	(0.3)
Income from equity method investments	(2.0)	—	—
Other income, net	(1.6)	(0.9)	(6.3)
Total non-operating expenses, net	53.6	38.9	31.1
Income before income tax (benefit) expense	27.1	327.6	206.6
Income tax (benefit) expense	(16.6)	101.6	70.9
Net income	43.7	226.0	135.7
Net income attributed to non-controlling interest	24.3	27.4	18.0
Net income attributable to Delek	$19.4	$198.6	$117.7

Consolidated Results of Operations — Comparison of the Year Ended December 31, 2015 versus the Year Ended December 31, 2014 and the Year Ended December 31, 2014 versus the Year Ended December 31, 2013
Net Sales
We generated net sales of $5,762.0 million and $8,324.3 million during the years ended December 31, 2015 and 2014, respectively, a decrease of $2,562.3 million, or 30.8%. The decrease in net sales was primarily attributable to decreases in refined product sales prices across all three operating segments, as well as a decrease in sales volumes at the Tyler refinery due to the downtime associated with the turnaround and expansion projects completed in the first quarter of 2015, as well as decreased sales volumes attributed to our west Texas operations in the logistics segment for 2015, as compared to 2014. These decreases were partially offset by an increase in sales volumes at the El Dorado refinery and fuel volumes and merchandise sales in the retail segment.

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
Cost of Goods Sold
Cost of goods sold was $5,015.6 million for the year ended December 31, 2015, compared to $7,315.2 million for 2014, a decrease of $2,299.6 million, or 31.4%. The decrease in cost of goods sold was primarily due to a decrease in the average cost of refined products in the logistics and retail segments, a decrease in the cost of crude oil in the refining segment and a decrease in sales volumes in the west Texas operations in the logistics segment and at the Tyler refinery. Partially offsetting these decreases were losses associated with our hedging program of $10.2 million for the year ended December 31, 2015, compared to gains of $131.7 million for the year ended December 31, 2014.
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
Operating Expenses
Operating expenses were $406.6 million for the year ended December 31, 2015 compared to $398.8 million in 2014, an increase of $7.8 million, or 2.0%. The increase in operating expenses is primarily attributable to various maintenance initiatives in the logistics segment, increased salaries, maintenance and insurance expenses in the retail segment and increases in labor, electricity, catalyst and outside services expenses at the El Dorado refinery. These were partially offset by the downtime associated with the turnaround and expansion projects completed at the Tyler refinery in the first quarter of 2015, as well as a decline in insurance expenses at the Tyler refinery.
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
General and Administrative Expenses
General and administrative expenses were $126.0 million for the year ended December 31, 2015 compared to $133.4 million in 2014, a decrease of $7.4 million, or 5.5%. The overall decrease was primarily due to a decrease in outside services, as well as lower employee related expenses due to lower earnings in the year ended December 31, 2015, as compared to 2014. These decreases were partially offset by an increase in acquisition related expenses and expenses associated with a new payroll system project initiated in 2015.
General and administrative expenses were $133.4 million for the year ended December 31, 2014 compared to $111.2 million in 2013, an increase of $22.2 million, or 20.0%. The overall increase was primarily due to increases in payroll related expenses, attributable to company growth, stock-based compensation and incentive expense.
Depreciation and Amortization
Depreciation and amortization was $134.0 million and $111.5 million for the years ended December 31, 2015 and 2014, respectively, an increase of $22.5 million, or 20.2%. This increase was primarily due to the completion of capital projects in the refining segment and accelerated depreciation of assets replaced in the turnaround and expansion of the Tyler refinery completed in the first quarter of 2015.

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
Other Operating Income
Other operating income for the year ended December 31, 2015 was $0.9 million and primarily related to settlement of certain sales and use tax overpayments from prior years, partially offset by a $2.2 million impairment of certain equipment assets in our refining segment. Other operating income for the year ended December 31, 2014 was $1.1 million and primarily related to a condemnation payment associated with one of our retail stores. We did not have any other operating income for 2013.
Interest Expense
Interest expense was $58.3 million in the year ended December 31, 2015, compared to $40.6 million for 2014, an increase of $17.7 million, or 43.6%. The increase was primarily attributable to $3.9 million of one-time fees associated with the amendment to the Lion Term Loan and interest costs associated with increased debt levels related to the Alon Acquisition in the second quarter of 2015.
Interest expense was $40.6 million in the year ended December 31, 2014, compared to $37.7 million for 2013, an increase of $2.9 million, or 7.7%. The increase was primarily attributable to increases in interest costs under our credit facilities due to changes in debt utilization and interest rates thereunder.
Income from Equity Method Investments
During the year ended December 31, 2015, we recognized income from equity method investments of $2.0 million, which was primarily attributable to our proportionate share of the net income from our investment in Alon USA of $2.6 million, which included a reduction of $18.7 million associated with an impairment of goodwill taken by Alon USA in the fourth quarter of 2015. Income from equity method investments is net of $1.5 million in amortization of the excess of our investment over our equity in the underlying net assets of Alon USA. We did not hold any equity method investments in 2014.
Other Income
Other income was $1.6 million and $0.9 million in the year ended December 31, 2015 and 2014, respectively and was primarily attributable to foreign currency gains and miscellaneous other income in both years. Other income was $6.3 million in 2013 and was primarily attributable to the reversal of litigation accruals due to favorable court rulings.

Income Taxes
Income tax (benefit) expense was $(16.6) million and $101.6 million during the years ended December 31, 2015 and 2014, respectively, a decrease of $118.2 million. Our effective tax rate was (61.3)% for 2015, compared to 31.0% for 2014. The decrease in our effective tax rate for 2015 was primarily due to an increase in tax credits and incentives and lower pre-tax income for 2015 as compared to 2014.
Income tax expense was $101.6 million and $70.9 million during the years ended December 31, 2014 and 2013, respectively, an increase of $30.7 million. Our effective tax rate was 31.0% for 2014, compared to 34.3% for 2013. The decrease in our effective tax rate for 2014 was primarily due to an increase in certain tax benefits and the actualization of prior-year provision amounts.

Operating Segments
In conjunction with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, we reclassified the components of certain operating segments. The results of the operations of the assets associated with these acquisitions were previously reported as part of our refining segment and are now reported in our logistics segment. The historical results of the operations of these assets have been retrospectively adjusted to conform to the current presentation.
Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel information):

	Year Ended December 31,
	2015	2014	2013
Net sales	$4,440.2	$6,350.5	$6,435.8
Cost of goods sold	4,022.2	5,664.8	5,865.2
Gross Margin	418.0	685.7	570.6
Operating expenses	225.4	221.0	222.8
Contribution margin	$192.6	$464.7	$347.8

[1]
Sales volume includes 3,693 bpd, 1,096 bpd and 1,277 bpd sold to the logistics segment during the years ended December 31, 2015, 2014 and 2013, respectively. Sales volume also includes sales of 1,800 bpd, 3,324 bpd and 2,696 bpd of intermediate and finished products to the El Dorado refinery and the logistics segment during the years ended December 31, 2015, 2014 and 2013, respectively. Sales volume excludes 1,635 bpd and 20,572 bpd of wholesale activity during the years ended December 31, 2015and 2013, respectively. There was no wholesale activity during the year ended December 31, 2014.

[1]
Sales volume includes 3,683, 3,696 and 2,720 bpd of produced finished product sold to the retail segment during the years ended December 31, 2015, 2014 and 2013, respectively. Sales volume also includes 1,744 bpd, 1,609 bpd and 936 bpd of produced finished product sold to the Tyler refinery during the years ended December 31, 2015, 2014 and 2013, respectively. Sales volume excludes 28,057 bpd, 13,842 bpd and 20,572 bpd of wholesale activity during the years ended December 31, 2015, 2014 and 2013, respectively.

Refining Segment Operational Comparison of the Year Ended December 31, 2015 versus the Year Ended December 31, 2014 and the Year Ended December 31, 2014 versus the Year Ended December 31, 2013
Contribution Margin
Contribution margin for the refining segment for the year ended December 31, 2015 was $192.6 million, or 56.7% of our consolidated contribution margin, compared to $464.7 million, or 76.1% of our consolidated segment contribution margin, for the year ended December 31, 2014. The decrease to the refining segment contribution margin was primarily attributable to a decrease in sales volumes at the Tyler refinery, as a result of the downtime at the Tyler refinery associated with the turnaround and expansion projects completed in the first quarter of 2015 and a decline in margins at both refineries. This was partially offset by subsequent volume increases at the Tyler refinery as a result of the expansion project as well as an increase in sales volumes at the El Dorado refinery.
Contribution margin for the refining segment for the year ended December 31, 2014 was $464.7 million, or 76.1% of our consolidated contribution margin, compared to $347.8 million, or 79.3% of our consolidated segment contribution margin, for the year ended December 31, 2013. The increase to the refining segment contribution margin was primarily attributable to the increased margins at the Tyler refinery, as compared to the same period in 2013, partially offset by a slight decline in margins at the El Dorado refinery.
The decrease in margins from 2015 as compared to 2014 primarily resulted from the decreased differential between WTI crude oil and Midland crude oil. In the Tyler refinery, Midland crude oil accounted for 77.5% and 90.5% of the crude slate in 2015 and 2014, respectively. In the El Dorado refinery, Midland crude oil accounted for 62.8% and 49.5% of the crude slate in 2015 and 2014, respectively. This was partially offset by an increase in the benchmark Gulf Coast crack spread, which was driven by a 47.4% decline in the cost of WTI crude oil, coupled with smaller declines in the US Gulf Coast price of gasoline and High Sulfur Diesel of 37.8% and 44.0%, respectively.
The increase in margins from 2014 as compared to 2013 primarily resulted from the increased differential between WTI crude oil and Midland crude oil. This was partially offset by a decline in the benchmark Gulf Coast crack spread, which was driven by a 5.2% decline in the cost of WTI crude oil, coupled with larger declines in the US Gulf Coast price of gasoline and ULSD of 7.4% and 8.8%, respectively.

Net Sales
Net sales for the refining segment were $4,440.2 million and $6,350.5 million during the years ended December 31, 2015 and 2014, respectively, a decrease of $1,910.3 million, or 30.1%. The decrease in net sales is primarily due to declines in the average price of U.S. Gulf Coast gasoline and a decrease in sales volumes at the Tyler refinery. These declines were partially offset by a 5.4% increase in net sales volume at the El Dorado refinery. During the years ended December 31, 2015 and 2014, the refining segment sold $619.4 million and $622.1 million, or 24,939 and 15,881 bpd, respectively, of finished product to the retail and logistics segments. These sales are eliminated in consolidation.
Net sales for the refining segment were $6,350.5 million and $6,435.8 million during the years ended December 31, 2014 and 2013, respectively, a decrease of $85.3 million, or 1.3%. The decrease in net sales is primarily due to declines in the average price of U.S. Gulf Coast gasoline. These declines were partially offset by a 3.4% increase in net sales volume at both the Tyler and El Dorado refineries. During the years ended December 31, 2014 and 2013, the refining segment sold $622.1 million and $430.7 million, or 15,881 and 9,502 bpd, respectively, of finished product to the retail and logistics segments. These sales are eliminated in consolidation.

Cost of Goods Sold
Cost of goods sold for the year ended December 31, 2015 was $4,022.2 million compared to $5,664.8 million for the year ended December 31, 2014, a decrease of $1,642.6 million, or 29.0%. The decrease in cost of goods sold was primarily a result of the decrease in the cost of WTI crude oil, as well as the decrease in throughputs at the Tyler refinery. These decreases were partially offset by an increase in throughputs at the El Dorado refinery, as well as hedging losses associated with our hedging program of $10.7 million in 2015, compared to gains of $128.6 million in 2014.
Cost of goods sold for the year ended December 31, 2014 was $5,664.8 million compared to $5,865.2 million for the year ended December 31, 2013, a decrease of $200.4 million, or 3.4%. The decrease in cost of goods sold was primarily a result of hedging gains associated with our hedging program of $128.5 million in 2014, compared to losses of $3.0 million in 2013 and a decrease in the cost of WTI crude oil, partially offset by a 3.4% increase in average daily sales volume across the refining segment.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $121.6 million, $95.0 million and 57.8 million during the years ended December 31, 2015, 2014 and 2013, respectively, and are included in cost of goods sold for the refining segment. We eliminate these intercompany fees in consolidation.
Operating Expenses
Operating expenses were $225.4 million for the year ended December 31, 2015, compared to $221.0 million in 2014, an increase of $4.4 million, or 2.0%. The increase in operating expenses was primarily due to increases in labor, electricity, catalyst and outside services expenses at the El Dorado refinery, which were partially offset by the downtime associated with the turnaround and expansion projects completed at the Tyler refinery in the first quarter of 2015, as well as a decline in insurance expenses at the Tyler refinery.

Operating expenses were $221.0 million for the year ended December 31, 2014, compared to $222.8 million in 2013, a decrease of $1.8 million, or 0.8%. The decrease in operating expenses was primarily due to decreases in inspection fees, supplies and insurance expense, partially offset by increases in maintenance expenses associated with environmental spill clean-up costs, a mechanical issue with the Tyler refinery's fluid catalytic cracking reactor and increased expenses associated with the operation of the biodiesel facility.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations:

	Year Ended December 31,
	2015	2014	2013
Net sales	$589.7	841.3	$907.4
Cost of goods sold	436.3	697.2	811.3
Gross Margin	153.4	144.1	96.1
Operating expenses	44.9	39.5	35.9
Contribution margin	$108.5	$104.6	$60.2
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	59,174	61,368	58,773
West Texas wholesale marketing throughputs (average bpd) (2)	16,357	16,707	18,156
West Texas wholesale marketing margin per barrel	$1.35	$4.67	$2.12
Terminalling throughputs (average bpd) (3)	106,514	96,801	75,438
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	54,960	47,906	46,515
Refined products pipelines to Enterprise Systems	57,366	53,461	49,694
SALA Gathering System	20,673	22,656	22,152
East Texas Crude Logistics System	18,828	7,361	19,896
El Dorado Rail Offloading Rack	981	—	—

(1)	Excludes jet fuel and petroleum coke.

(2)	Excludes bulk ethanol and biodiesel.

(3)
Consists of terminalling throughputs at our Tyler, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals. Throughput volumes for the Tyler, Texas terminal for the year ended December 31, 2013 are for the 159 days from July 27, 2013 through December 31, 2013. Throughputs for the North Little Rock Terminal for the year ended December 31, 2013 are for the 69 days from October 24, 2013 through December 31, 2013. Throughputs for the Big Sandy Terminal are included from January 1, 2014 through December 31, 2015. Prior to January 1, 2014, the Big Sandy Terminal had no throughputs, even though it became operational during December 2013. Throughputs at the El Dorado, Arkansas terminal for the year ended December 31, 2014 are for the 324 days from February 10, 2014 through December 31, 2014. Throughputs for the Mount Pleasant, Texas terminal for the year ended December 31, 2014 are for the 92 days from October 1, 2014 through December 31, 2014, following its acquisition. Throughputs for the Memphis and Nashville, Tennessee, Tyler and Big Sandy, Texas and the North Little Rock, Arkansas terminals are for all periods presented. Barrels per day are calculated for only the days we operated each terminal.
Logistics Segment Operational Comparison of the Year Ended December 31, 2015 versus the Year Ended December 31, 2014 and the Year Ended December 31, 2014 versus the Year Ended December 31, 2013
Contribution Margin
Contribution margin for the logistics segment for the year ended December 31, 2015 was $108.5 million, or 31.9% of our consolidated contribution margin, compared to $104.6 million, or 17.1% of our consolidated contribution margin, for the year ended December 31, 2014, an increase of $3.9 million, or 3.7%. The increase in contribution margin was attributable to increased fees on our Paline Pipeline System and the effects of the throughput agreements with the refining segment in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition. Offsetting the increases were lower margins in our operations in west Texas.
The decrease in our contribution margin in our west Texas operations was partly a result of a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region. Also contributing to the decrease in our contribution margin in west Texas was a decline in the market price for ethanol, which we use in ethanol blending in our marketing and terminalling services, relative to fixed price contracts that were in place during 2015 compared to 2014.
Contribution margin for the logistics segment for the year ended December 31, 2014 was $104.6 million, or 17.1% of our consolidated contribution margin, compared to $60.2 million, or 13.7% of our consolidated contribution margin, for the year ended December 31, 2013, an increase of $44.4 million, or 73.8%. The increase in contribution margin was attributable to increased pipeline and transportation revenues during 2014 compared to 2013, primarily due to the effect of the commercial agreements entered into between the logistics segment and the refining segment in connection with the El Dorado Acquisition in February 2014 and the Tyler Acquisition in July 2013. Further contributing to the increase in contribution margin were higher margins achieved in our west Texas operations during 2014, compared to 2013, as a result of a favorable supply/demand balance due to downtime at refineries in the region in the second quarter 2014 and steady margins despite a fall in fuel prices in the fourth quarter 2014.

Net Sales
The logistics segment generated net sales of $589.7 million and $841.3 million during the years ended December 31, 2015 and 2014, respectively, a decrease of $251.6 million, or 29.9%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations.
Net sales included $15.2 million and $14.4 million of net service fees in our east Texas marketing business, paid by our refining segment during 2015 and 2014, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude, intermediate and refined product transportation, terminalling and storage fees paid by our refining segment. These fees were $121.6 million and $95.0 million in 2015 and 2014, respectively. The logistics segment also sold $5.8 million and $4.4 million of RINs, at market prices, to the refining segment during 2015 and 2014, respectively. These intercompany sales and fees are eliminated in consolidation.
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
These decreases were partially offset by increases in net sales attributable to the commercial agreements between the logistics and refining segments resulting from the El Dorado Acquisition and the Tyler Acquisition. Net sales included $14.4 million and $13.6 million of net service fees in our east Texas marketing business, paid by our refining segment during 2014 and 2013, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude, intermediate and refined product transportation, terminalling and storage fees paid by our refining segment. These fees were $95.0 million and $57.8 million in 2014 and 2013, respectively. The logistics segment also sold $4.4 million and $6.2 million of RINs, at market prices, to the refining segment during 2014 and 2013, respectively. These intercompany sales and fees are eliminated in consolidation.
Cost of Goods Sold
Cost of goods sold was $436.3 million for the year ended December 31, 2015, compared to $697.2 million for 2014, a decrease of $260.9 million, or 37.4%. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. Also contributing to the decrease in cost of goods sold were decreases in volumes in our west Texas operations. These decreases were partially offset by an increase in cost of goods sold attributable to additional costs incurred in connection with the acquisition of 123 trucks and 205 trailers from Frank Thompson Transport, Inc.
Cost of goods sold was $697.2 million for the year ended December 31, 2014, compared to $811.3 million for 2013, a decrease of $114.1 million, or 14.1%. The decrease in cost of goods sold was primarily attributable to decreases in sales volume and in the average cost per barrel sold in our west Texas marketing operations.

Operating Expenses
Operating expenses were $44.9 million for the year ended December 31, 2015 compared to $39.5 million for the comparable period of 2014, an increase of $5.4 million, or 13.7%. The increase in operating expenses was primarily due to increases in various maintenance initiatives related to our tanks and pipelines and acquisition activities that occurred in late 2014 and in 2015.
Operating expenses were $39.5 million for the year ended December 31, 2014 compared to $35.9 million for the comparable period of 2013, an increase of $3.6 million, or 10.0%. The increase in operating expenses was primarily due to increases in maintenance costs during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Retail Segment
The table below sets forth certain information concerning our retail segment continuing operations:

	Year Ended December 31,
	2015	2014	2013
Net sales	$1,490.2	1,869.3	$1,871.4
Cost of goods sold	1,288.9	1,671.5	1,691.3
Gross Margin	201.3	197.8	180.1
Operating expenses	137.6	136.8	132.5
Contribution margin	$63.7	$61.0	$47.6
Operating Information:
Number of stores (end of period)	358	365	361
Average number of stores	359	363	368
Retail Segment Operational Comparison of the Year Ended December 31, 2015 versus the Year Ended December 31, 2014 and the Year Ended December 31, 2014 versus the Year Ended December 31, 2013
Contribution Margin
Contribution margin for the retail segment increased to $63.7 million, or 18.7% of our consolidated contribution margin, for the year ended December 31, 2015, versus $61.0 million, or 10.0% of our consolidated contribution margin, for 2014. The increase was primarily due to an increase in fuel volumes and merchandise sales in 2015, as compared to 2014, partially offset by lower fuel margins and an increase in operating expenses.
The decrease in fuel margins was primarily attributable to unusually high margins in the fourth quarter of 2014 driven by a sharp decline in crude oil prices.

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
Net Sales
Net sales for our retail segment for the year ended December 31, 2015 decreased 20.3% to $1,490.2 million from $1,869.3 million for 2014. This decrease was primarily due to a 30.9% decrease in the retail fuel price per gallon. The decrease in the retail fuel sales price was partially offset by an increase in retail fuel volumes and an increase in merchandise sales.
Retail fuel sales were 457.4 million gallons for the year ended December 31, 2015, compared to 436.9 million gallons for 2014.

Same store retail fuel sales increased 2.3% for 2015, as compared to 2014. Total fuel sales, including wholesale dollars, decreased 27.1% to $1,070.5 million in 2015. These decreases were primarily due to the decrease in the average price per gallon sold, partially offset by the increase in total gallons sold, as noted above.
Merchandise sales increased 4.6% to $419.7 million in the year ended December 31, 2015, compared to $401.4 million in 2014. The increase in merchandise sales was primarily due to an increase in cigarette and other tobacco, dairy, food service and snack categories, partially offset by a decline in the soft drink category. Same store merchandise sales increased 3.8% for 2015, as compared to 2014. This increase was primarily in the cigarette and other tobacco and dairy categories.
Net sales for our retail segment for the year ended December 31, 2014 decreased 0.1% to $1,869.3 million from $1,871.4 million for 2013. This decrease was primarily due to a 5.4% decrease in the retail fuel price per gallon. The decrease in the retail fuel sales price was partially offset by an increase in retail fuel volumes and an increase in merchandise sales.
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
Cost of Goods Sold
Cost of goods sold for our retail segment decreased 22.9% to $1,288.9 million in the year ended December 31, 2015, compared to $1,671.5 million for 2014. This decrease was primarily due to a 32.6% decrease in the average cost per gallon, which was partially offset by an increase in fuel volumes.
Cost of goods sold for our retail segment decreased 1.2% to $1,671.5 million in the year ended December 31, 2014, compared to $1,691.3 million for 2013. This decrease was primarily due to the decrease in the average cost per gallon of 6.3%, which was partially offset by an increase in fuel volumes.

Operating Expenses
Operating expenses increased 0.6% to $137.6 million in the year ended December 31, 2015, compared to $136.8 million in 2014. Operating expenses increased primarily due to an increase in workers' compensation insurance expenses in 2015, compared to the same period in 2014. This increase was almost fully offset by a decrease in credit card expenses in 2015, compared to the same period in 2014.
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
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

	Year Ended December 31,
	2015	2014	2013
Cash Flow Data:
Operating activities	$180.0	$329.8	$90.5
Investing activities	(460.4)	(302.3)	(232.2)
Financing activities	138.5	16.6	(60.0)
Net (decrease) increase	$(141.9)	$44.1	$(201.7)
Cash Flows from Operating Activities
Net cash provided by operating activities was $180.0 million for the year ended December 31, 2015, compared to $329.8 million for 2014. The decrease in cash flows from operations in 2015 compared to 2014 was primarily due to the decrease in net income attributable to Delek for 2015, which was $19.4 million, compared to $198.6 million in 2014. Further contributing to the decrease was an increase in accounts receivable and a sharp decline in inventory and other current assets in 2014. Inventory and other current assets declined less significantly in 2015, primarily resulting from a further decline in crude oil and finished product prices in 2015, as well as the processing of surplus crude inventory at both the Tyler and El Dorado refineries. These were partially offset by a decline in the market values of our derivative contracts and sharp declines in in accounts payable and the obligation under our supply and offtake agreement in 2014 that did not decline as significantly in 2015.
Net cash provided by operating activities was $329.8 million for the year ended December 31, 2014, compared to $90.5 million for 2013. The increase in cash flows from operations in 2014 compared to 2013 was primarily due to the increase in net income attributable to Delek for 2014, which was $198.6 million, compared to $117.7 million in 2013, and decreases in inventory and other current assets and accounts receivable, primarily resulting from the sharp decline in crude oil and finished product prices in the fourth quarter of 2014. These were partially offset by decreases in accounts payable and the obligation under our supply and offtake agreement, also due to the decline in prices.

Cash Flows from Investing Activities
Net cash used in investing activities was $460.4 million for the year ended December 31, 2015, compared to $302.3 million in 2014. This increase was primarily due to equity method investments of $240.9 million in 2015. We did not make any equity method investments in 2014. The increase was partially offset by a decrease in our capital expenditures in 2015, as compared to 2014.
Cash used in investing activities for the year ended December 31, 2015 included the cash portion of our capital expenditures of approximately $214.1 million. Total capital expenditures for 2015 were $218.6 million, of which $164.5 million was spent on projects in the refining segment, $18.3 million was spent in the retail segment, $18.6 million was spent in our logistics segment and $17.2 million was spent at the holding company level.
Net cash used in investing activities was $302.3 million for the year ended December 31, 2014, compared to $232.2 million in 2013. This increase was primarily due to an increase in our capital expenditures for 2014, as compared to 2013.
Cash used in investing activities for the year ended December 31, 2014 included the cash portion of our capital expenditures of approximately $269.8 million. Total capital expenditures for 2014 were $256.9 million, of which $199.1 million was spent on projects in the refining segment, $26.2 million was spent in the retail segment, $9.2 million was spent in our logistics segment and $22.4 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash provided by financing activities was $138.5 million for the year ended December 31, 2015, compared to $16.6 million for 2014. The increase in cash provided by financing activities for 2015 primarily consisted of net borrowings under our revolving credit facilities of $142.1 million in 2015, compared to $102.5 million in 2014 and net borrowings under our term loans of $102.7 million, compared to $77.2 million in 2014. Further contributing to the increase in cash provided by financing activities was a decrease in stock repurchases, to $42.2 million in 2015, compared to $74.7 million in 2014 and a decrease in dividends paid to $37.1 million in 2015, compared to $59.2 million in 2014.
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

Cash Position and Indebtedness
As of December 31, 2015, our total cash and cash equivalents were $302.2 million and we had total indebtedness of approximately $975.7 million. Borrowing availability under our four separate revolving credit facilities was approximately $474.8 million and we had letters of credit issued of $98.4 million. We believe we were in compliance with our covenants in all debt facilities as of December 31, 2015.
See Note 11 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion of our third-party indebtedness.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the year ended December 31, 2015 were $218.6 million, of which approximately $164.5 million was spent in our refining segment, $18.3 million in our retail segment, $18.6 million in our logistics segment and $17.2 million at the holding company level. Our capital expenditure budget is approximately $89.0 million for 2016. The following table summarizes our actual and planned capital expenditures by operating segment and major category (in millions):

	Year Ended December 31,
	2016 Forecast	2015 Actual
Refining:
Sustaining maintenance, including turnaround activities	$20.3	$69.9
Regulatory	4.7	22.0
Discretionary projects	16.2	72.6
Refining segment total	41.2	164.5
Logistics:
Regulatory	1.9	1.4
Maintenance projects	11.5	9.7
Discretionary projects	4.7	7.5
Logistics segment total	18.1	18.6
Retail:
Sustaining maintenance	8.7	8.3
Growth/profit improvements	5.0	2.9
Retrofit/rebrand/re-image	2.5	2.1
Raze and rebuild/new/land(1)	1.3	5.0
Retail segment total	17.5	18.3
Corporate & Other
Growth/profit improvements	9.8	7.9
New builds(1)	2.4	9.3
Other total	12.2	17.2
Total capital spending	$89.0	$218.6

(1) Retail amounts exclude land and building costs on new store construction, which are included at the corporate level.
For the full year 2016, we plan to spend approximately $17.5 million in the retail segment, including $2.5 million to upgrade facilities and enhance our food offerings at existing stores. We spent $2.1 million on these projects in 2015. In addition, we plan to spend $5.0 million on other profit and growth improvements in existing stores in 2016.
We expect to spend approximately $4.7 million on regulatory projects in the refining segment in 2016. We spent $22.0 million on regulatory projects in 2015. In addition, we plan to spend approximately $20.3 million on maintenance projects and approximately $16.2 million for other discretionary projects in 2016. In 2016, we plan to spend $11.5 million on maintenance projects in the logistics segment, $4.7 million on discretionary projects and $1.9 million on regulatory projects.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For further information, please refer to our discussion in Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below as of December 31, 2015, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt, notes payable and capital lease obligations	$96.5	$117.7	$701.5	$65.4	$981.1
Interest(1)	38.9	64.7	31.5	25.5	160.6
Operating lease commitments(2)	27.4	45.9	22.7	61.5	157.5
Purchase commitments(3)	279.3	—	—	—	279.3
Transportation agreements(4)	56.6	121.0	115.0	38.1	330.7
Total	$498.7	$349.3	$870.7	$190.5	$1,909.2

(1)	Expected interest payments on debt outstanding under credit facilities in place at December 31, 2015. Floating interest rate debt is calculated using December 31, 2015 rates.

(2)	Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2015.

(3)
We have supply agreements to secure certain quantities of crude oil, finished product and other resources used in production at both fixed and market prices. We have estimated future payments under the market based agreements using current market rates.

(4)	Balances consist of contractual obligations under agreements with third parties (not including Delek Logistics) for the transportation of crude oil to our refineries.
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
We believe the accounting estimate related to the establishment of anticipated year-end LIFO inventory is a critical accounting estimate because it requires management to make assumptions about future production rates in the Tyler refinery, the future buying patterns of our customers, as well as numerous other factors beyond our control including the economic viability of the general economy, weather conditions, the availability of imports, the marketing of competitive fuels and government regulation. The impact of changes in actual performance versus these estimates could be material to the inventories reported on our quarterly balance sheets, and the results reported in our quarterly statements of income could be material. In selecting assumed inventory levels, we use historical trending of production and sales, recognition of current market indicators of future pricing and value, and new regulatory requirements which might impact inventory levels. Management's assumptions require significant judgment because actual year-end inventory levels have fluctuated in the past and may continue to do so.
At each year-end, actual physical inventory levels are used to calculate both ending inventory balances and final cost of goods sold for the year.

Property, Plant and Equipment and Definite Life Intangibles Impairment
Property, plant and equipment and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. We use quoted market prices when available and our internal cash flow estimates discounted at an appropriate interest rate to determine fair value, as appropriate. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. We recognized an impairment charge of $2.2 million in 2015 related to the write-down of certain idle refining equipment in our refining segment to net realizable value. This impairment charge is included in other operating income in our consolidated statement of income for the period.

Goodwill and Potential Impairment
Goodwill is reviewed at least annually for impairment or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the operating segments to the estimated fair value of the reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We use a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values of the reporting units using a multiple of expected future cash flows such as those used by third party analysts. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions, competitive pressures on sales and margins, and other economic and industry factors beyond management's control, an impairment charge may be required. Our annual assessment of goodwill did not result in impairment during the years ended December 31, 2015, 2014 or 2013. Details of remaining goodwill balances by segment are included in Note 9 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

We maintain, at both company-owned and third-party facilities, inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2015 and 2014, we held approximately 1.8 million and 2.4 million barrels, respectively, of crude and product inventories associated with the Tyler refinery valued under the LIFO valuation method with an average cost of $43.91 and $57.17 per barrel, respectively. At December 31, 2015 and 2014, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $0.1 million and $0.3 million, respectively. We refer to this excess as our LIFO reserve. At December 31, 2015 and 2014, we held approximately 3.7 million and 3.9 million barrels, respectively, of crude and product inventories associated with the El Dorado refinery valued under the FIFO valuation method with an average cost of $44.65 and $66.37 per barrel, respectively. Due to a lower crude oil and refined product pricing environment experienced since the end of 2014, market prices have declined to a level below the average cost of our inventories. At December 31, 2015, we recorded a pre-tax lower of cost or market reserve of $50.9 million, of which $49.8 million related to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, should market prices recover. At December 31, 2014, we recorded a pre-tax lower of cost or market reserve of $69.8 million, of which $55.3 million related to LIFO inventory, which reversed in the first quarter of 2015, as the inventories associated with the valuation adjustment at the end of 2014 were sold or used. For the years ended December 31, 2015, 2014 and 2013, we recognized lower of cost or market gains (charges) of $4.3 million, $(69.6) million and $(0.2) million, respectively, which were recorded as a component of cost of goods sold in the consolidated statements of income.

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

The following table sets forth information relating to our open commodity derivative contracts as of December 31, 2015 ($ in millions).

	Total Outstanding		Notional Contract Volume (barrels) by Year of Maturity
Contract Description	Market Value	Notional Contract Volume (barrels)	2016	2017	2018
Contracts not designated as hedging instruments:
Crude oil price swaps - long	$42.4	428,500	428,500	—	—
Crude oil price swaps - short	(15.9)	1,014,250	1,014,250	—	—
Inventory, refined product and crack spread swaps - long	1.3	321,000	321,000	—	—
Inventory, refined product and crack spread swaps - short	0.6	1,325,000	1,325,000	—	—
Total	$28.4	3,088,750	3,088,750	—	—
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long	$(83.1)	2,694,400	878,400	1,816,000	—
Inventory, refined product and crack spread swaps - long	2.3	630,000	630,000	—	—
Inventory, refined product and crack spread swaps - short	—	—	—	—	—
Total	$(80.8)	3,324,400	1,508,400	1,816,000	—
Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $772.0 million as of December 31, 2015. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2015 would be to change interest expense by approximately $7.7 million.

We help manage this risk through interest rate swap and cap agreements that modify the interest characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that any interest rate derivatives held would reduce our exposure to short-term interest rate movements. As of December 31, 2015 and 2014, we had floating-to-fixed interest rate derivative agreements in place for notional amounts of $45.0 million and $205.0 million, respectively. The estimated fair value of our interest rate derivative liability was zero and $0.9 million as of December 31, 2015 and 2014, respectively. In accordance with ASC 815, we recorded an expense representing cash settlements and changes in estimated fair value of the interest rate derivative agreements of $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2015, we maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report, which is included in the section beginning on page F-1.

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Dividend Declaration
On February 25, 2016, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on March 29, 2016, to stockholders of record on March 15, 2016.

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

The information required by Item 401 of Regulation S-K regarding directors will be included under "Election of Directors" in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 5, 2015 (the "Definitive Proxy Statement"), and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Items 406, 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are the fees paid for the services of Ernst & Young LLP:

	December 31,
	2015	2014
Audit Fees (1)	$2,478,127	$2,010,205
Audit-related fees (2)	91,263	204,862
Tax fees (3)	304,030	124,340
Total	$2,873,420	$2,339,407

(1)
Audit fees consisted of services rendered to us or certain of our subsidiaries. Such audit services include audits of our consolidated financial statements and internal control over financial reporting, reviews of our quarterly financial statements, and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2015 and December 31, 2014 regardless of when the fees and expenses were paid.

(2)
Fees for audit-related matters billed in 2015 and 2014 consisted of agreed upon procedures for us and our subsidiaries, procedures related to regulatory filings of our former majority shareholder and other shareholders, access to accounting research materials, and consultations of various accounting and reporting areas.

(3)	Fees for tax services billed in 2015 and 2014 consisted primarily of consultation on various tax matters related to us and our subsidiaries and certain tax compliance related activities.

The Audit Committee has considered and determined that the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.

Pre-Approval Policies and Procedures.  In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During 2015, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Certain Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements. The accompanying Index to Financial Statements and Schedule on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

2.	List of Financial Statement Schedules:
Schedule I - Condensed financial information of Registrant as of December 31, 2015, 2014 and 2013

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

10.4	*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (as amended through May 4, 2010) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 7, 2010).
10.4(a)	*
Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.4(b)	*
Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.4(c)	*
Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.4(d)	*
Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 6, 2010).

10.4(e)	*
Employee Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 6, 2010).

10.4(f)	*
Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 7, 2014).

10.5
Tyler Throughput and Tankage Agreement, dated July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 1, 2013).

10.6
Pipelines and Tankage Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on November 14, 2012).

10.7
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on November 14, 2012).

10.8	*	Employment Agreement, dated July 1, 2011, by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 9, 2011).
10.8(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Assaf Ginzburg (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 9, 2013).
10.8(b)	*	Employment Agreement, dated July 1, 2015, between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 5, 2015).

10.9	*
Employment Agreement, dated as of November 1, 2011, by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed on March 14, 2012).

10.9(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Frederec Green (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on May 9, 2013).
10.10	*
Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Harry P. (Pete) Daily (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed on March 14, 2012).

10.11	*	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Kent B. Thomas (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed on March 14, 2012).
10.12	‡
Amended and Restated Master Supply and Offtake Agreement, dated December 23, 2013, by and among J. Aron & Company, Lion Oil Company, and Lion Oil Trading & Transportation, LLC (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K/A filed on June 26, 2014).

10.13
Amended and restated asset-backed revolving credit agreement dated January 16, 2014 by and between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Bank, National Association as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 8, 2014).

10.14
El Dorado Throughput and Tankage Agreement, executed as of February 10, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 14, 2014).

10.15
Second Amended and Restated Omnibus Agreement, dated as of February 10, 2014, among Delek US Holdings, Inc., Lion Oil Company, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 14, 2014).

10.16
Third Amended and Restated Credit Agreement, dated May 6, 2014, between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent and a lender, Bank of America, N.A., as co-syndication Agent and a lender, BMO Capital Markets, as joint lead arranger and co-syndication agent, Regions Business Capital, as co-syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 7, 2014).

10.17	*	Employment Agreement, dated May 1, 2015, between Delek US Holdings, Inc. and Mark D. Smith (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 5, 2015).
10.18		Employment Agreement, dated November 6, 2012, by and between Delek US Holdings, Inc. and Dan L. Gordon (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 6, 2014).
10.19
Second Amended and Restated Credit Agreement, dated as of December 30, 2014, among Delek Logistics Partners, LP and each other borrower referenced therein, as borrowers, Fifth Third Bank, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 6, 2015).

10.20
Third Amended and Restated Omnibus Agreement, dated as of March 31, 2015, among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 7, 2015).

10.21
First Amendment to Third Amended and Restated Credit Agreement, dated March 27, 2015, between MAPCO Express, Inc. as borrower, Fifth Third Bank as joint lead arranger, sole book runner and administrative agent and a lender, Bank of America, N.A., as co-syndication Agent and a lender, BMO Capital Markets, as joint lead arranger and co-syndication agent, Regions Business Capital, as joint lead arranger and co-syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 7, 2015).

10.22
Second Amended and Restated Financing Agreement, dated May 14, 2015, among Lion Oil Company as borrower, certain subsidiaries of Lion Oil Company named therein as guarantors, the various institutions from time to time party to this Agreement, as Lenders, Fifth Third Bank as Administrative Agent and Lead Collateral Agent and Bank Hapoalim B.M., as Designated Account Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 20, 2015).

10.23
Amended and Restated Stockholder Agreement between Delek US Holdings, Inc. and Alon USA Energy, Inc. dated April 14, 2015 (incorporated by reference to Exhibit 99.2 to the Company's Schedule 13D filed on May 26, 2015).

10.24
First Amendment to Third Amended and Restated Omnibus Agreement, dated as of August 3, 2015, by and among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC. (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 5, 2015).

10.25	*	Employment Agreement, effective August 3, 2015, between Delek US Holdings, Inc. and Anthony L. Miller (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 6, 2015).

10.26	*	Employment Agreement, effective August 3, 2015, between Delek US Holdings, Inc. and Avigal Soreq (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed November 6, 2015).
21.1	§	Subsidiaries of the Registrant
23.1	§	Consent of Ernst & Young LLP
23.2	§	Consent of KPMG LLP
24.1	§	Power of Attorney
31.1	§	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
31.2	§	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
32.1	§	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	§	Audited financial statements of Alon Energy USA, Inc. as of December 31, 2015 and 2014, and for each of the years ended December 31, 2015, 2014 and 2013.
101
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

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

Delek US Holdings, Inc.

Consolidated Financial Statements
As of December 31, 2015 and 2014 and
For Each of the Three Years Ended December 31, 2015, 2014 and 2013

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Delek US Holdings, Inc.

We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Delek US Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Delek US Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Delek US Holdings, Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Delek US Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Alon USA Energy Inc., a corporation in which the Company has a 48% interest. In the consolidated financial statements, the Company’s investment in Alon USA Energy, Inc. is stated at $564.5 million as of December 31, 2015, and the Company’s equity in the net income of Alon USA Energy, Inc. is stated at $4.1 million for the year ended December 31, 2015. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Alon USA Energy, Inc., is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek US Holdings, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 29, 2016

Delek US Holdings, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$302.2	$444.1
Accounts receivable	233.0	197.0
Accounts receivable from related party	0.5	—
Inventories, net of lower of cost or market valuation	307.6	469.6
Other current assets	145.5	136.0
Total current assets	988.8	1,246.7
Property, plant and equipment:
Property, plant and equipment	2,100.1	1,952.9
Less: accumulated depreciation	(579.0)	(509.6)
Property, plant and equipment, net	1,521.1	1,443.3
Goodwill	74.4	73.9
Other intangibles, net	27.3	21.4
Equity method investments	605.2	—
Other non-current assets	108.1	103.4
Total assets	$3,324.9	$2,888.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$397.6	$476.7
Current portion of long-term debt and capital lease obligations	95.2	55.7
Obligation under Supply and Offtake Agreement	132.0	200.9
Accrued expenses and other current liabilities	134.9	122.9
Total current liabilities	759.7	856.2
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	880.5	531.6
Environmental liabilities, net of current portion	7.9	8.5
Asset retirement obligations	9.7	9.2
Deferred tax liabilities	247.9	266.3
Other non-current liabilities	65.3	18.5
Total non-current liabilities	1,211.3	834.1
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 66,946,721 shares and 60,637,525 shares issued at December 31, 2015 and December 31, 2014, respectively	0.7	0.6
Additional paid-in capital	639.2	395.1
Accumulated other comprehensive loss	(45.3)	(12.6)
Treasury stock, 4,809,701 shares and 3,365,561 shares, at cost, as of December 31, 2015 and December 31, 2014, respectively	(154.8)	(112.6)
Retained earnings	713.5	731.2
Non-controlling interest in subsidiaries	200.6	196.7
Total stockholders’ equity	1,353.9	1,198.4
Total liabilities and stockholders’ equity	$3,324.9	$2,888.7
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Income
(In millions, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$5,762.0	$8,324.3	$8,706.8
Operating costs and expenses:
Cost of goods sold	5,015.6	7,315.2	7,880.7
Operating expenses	406.6	398.8	387.4
General and administrative expenses	126.0	133.4	111.2
Depreciation and amortization	134.0	111.5	89.8
Other operating income, net	(0.9)	(1.1)	—
Total operating costs and expenses	5,681.3	7,957.8	8,469.1
Operating income	80.7	366.5	237.7
Interest expense	58.3	40.6	37.7
Interest income	(1.1)	(0.8)	(0.3)
Income from equity method investments	(2.0)	—	—
Other income, net	(1.6)	(0.9)	(6.3)
Total non-operating expenses, net	53.6	38.9	31.1
Income before income tax (benefit) expense	27.1	327.6	206.6
Income tax (benefit) expense	(16.6)	101.6	70.9
Net income	43.7	226.0	135.7
Net income attributed to non-controlling interest	24.3	27.4	18.0
Net income attributable to Delek	$19.4	$198.6	$117.7
Basic & diluted earnings per share:
Basic	$0.32	$3.38	$1.99
Diluted	$0.32	$3.35	$1.96
Weighted average common shares outstanding:
Basic	60,819,771	58,780,947	59,186,921
Diluted	61,320,570	59,355,120	60,047,138
Dividends declared per common share outstanding	$0.60	$1.00	$0.95
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income attributable to Delek	$19.4	$198.6	$117.7
Other comprehensive (loss) income:
Commodity contracts designated as cash flow hedges:
Unrealized (losses) gains, net of ineffectiveness losses (gains) of $21.5 million, $6.3 million, and $(2.5) million for the years ended December 31, 2015, 2014 and 2013, respectively.	(41.4)	10.3	(6.6)
Realized gains reclassified to cost of goods sold	(0.7)	(22.6)	(0.7)
Loss on cash flow hedges, net	(42.1)	(12.3)	(7.3)
Income tax benefit	14.7	4.0	2.9
Net comprehensive loss on commodity contracts designated as cash flow hedges	(27.4)	(8.3)	(4.4)
Foreign currency translation loss	(0.3)	(0.3)	—
Other comprehensive loss from equity method investments, net of tax benefit of $2.7 million for the year ended December 31, 2015	(5.0)	—	—
Total other comprehensive loss	(32.7)	(8.6)	(4.4)
Comprehensive (loss) income attributable to Delek	$(13.3)	$190.0	$113.3

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity
(In millions, except share and per share data)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2012	59,619,548	$0.6	$366.9	$0.4	$531.4	—	$—	$178.7	$1,078.0
Net income		—	—	—	—	117.7	—	—	18.0	135.7
Unrealized loss on cash flow hedges, net of deferred income tax benefit of $2.9 million and ineffectiveness of $(2.5) million		—	—	—	(4.4)	—	—	—	—	(4.4)
Common stock dividends ($0.95 per share)		—	—	—	—	(57.3)	—	—	—	(57.3)
Equity-based compensation expense		—	—	13.1	—	—	—	—	1.9	15.0
Distribution to non-controlling interest		—	—	—	—	—	—	—	(13.2)	(13.2)
Purchase of common stock		—	—	—	—	—	(1,000,000)	(37.9)	—	(37.9)
Income tax benefit of equity-based compensation expense		—	—	5.9	—	—	—	—	—	5.9
Taxes paid due to the net settlement of equity-based compensation		—	—	(2.5)	—	—	—	—	—	(2.5)
Exercise of equity-based awards		609,559	—	1.1	—	—	—	—	—	1.1
Balance at	December 31, 2013	60,229,107	$0.6	$384.5	$(4.0)	$591.8	(1,000,000)	$(37.9)	$185.4	$1,120.4

Delek US Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2013	60,229,107	$0.6	$384.5	$(4.0)	$591.8	(1,000,000)	$(37.9)	$185.4	$1,120.4
Net income		—	—	—	—	198.6	—	—	27.4	226.0
Unrealized loss on cash flow hedges, net of deferred income tax benefit of $4.0 million and ineffectiveness of $6.3 million		—	—	—	(8.3)	—	—	—	—	(8.3)
Foreign currency translation		—	—	—	(0.3)	—	—	—	—	(0.3)
Common stock dividends ($1.00 per share)		—	—	—	—	(59.2)	—	—	—	(59.2)
Equity-based compensation expense		—	—	12.9	—	—	—	—	1.0	13.9
Distribution to non-controlling interest		—	—	—	—	—	—	—	(17.1)	(17.1)
Purchase of common stock		—	—	—	—	—	(2,365,561)	(74.7)	—	(74.7)
Income tax benefit from equity-based compensation expense		—	—	1.8	—	—	—	—	—	1.8
Taxes paid due to the net settlement of equity-based compensation		—	—	(5.2)	—	—	—	—	—	(5.2)
Exercise of equity-based awards		408,418	—	1.1	—	—	—	—	—	1.1
Balance at	December 31, 2014	60,637,525	$0.6	$395.1	$(12.6)	$731.2	(3,365,561)	$(112.6)	$196.7	$1,198.4

Delek US Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2014	60,637,525	$0.6	$395.1	$(12.6)	$731.2	(3,365,561)	$(112.6)	$196.7	$1,198.4
Net income		—	—	—	—	19.4	—	—	24.3	43.7
Unrealized loss on cash flow hedges, net of income tax benefit of $14.7 million and ineffectiveness loss of $21.5 million		—	—	—	(27.4)	—	—	—	—	(27.4)
Other comprehensive loss from equity method investments, net of income tax benefit of $2.7 million		—	—	—	(5.0)	—	—	—	—	(5.0)
Foreign currency translation loss		—	—	—	(0.3)	—	—	—	—	(0.3)
Common stock dividends ($0.60 per share)		—	—	—	—	(37.1)	—	—	—	(37.1)
Equity-based compensation expense		—	—	15.9	—	—	—	—	0.9	16.8
Distribution to non-controlling interest		—	—	—	—	—	—	—	(20.9)	(20.9)
Purchase of common stock		—	—	—	—	—	(1,444,140)	(42.2)	—	(42.2)
Income tax benefit from equity-based compensation expense		—	—	1.3	—	—	—	—	—	1.3
Stock issued in connection with the Alon Acquisition		6,000,000	0.1	230.7	—	—	—	—	—	230.8
Taxes paid due to the net settlement of equity-based compensation		—	—	(4.4)	—	—	—	—	—	(4.4)
Exercise of equity-based awards		309,196	—	0.2	—	—	—	—	—	0.2
Other		—	—	0.4	—	—	—	—	(0.4)	—
Balance at	December 31, 2015	66,946,721	$0.7	$639.2	$(45.3)	$713.5	(4,809,701)	$(154.8)	$200.6	$1,353.9
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$43.7	$226.0	$135.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134.0	111.5	89.8
Amortization of deferred financing costs and debt discount	4.8	4.6	6.5
Accretion of asset retirement obligations	0.5	0.6	0.6
Amortization of unfavorable contract liability	—	(2.7)	(2.6)
Deferred income taxes	18.7	38.8	44.8
Income from equity method investments	(2.0)	—	—
Dividends from equity method investments	15.1	—	—
(Gain) loss on disposal of assets	(0.1)	(1.1)	1.6
Impairment of fixed assets	2.2	—	—
Equity-based compensation expense	16.8	13.9	15.0
Income tax benefit of equity-based compensation	(1.3)	(1.8)	(5.9)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(36.5)	55.4	5.8
Inventories and other current assets	114.0	217.0	(252.6)
Market value of derivatives	32.9	(59.9)	(8.8)
Accounts payable and other current liabilities	(75.8)	(104.4)	38.3
Obligation under Supply and Offtake Agreement	(68.9)	(130.1)	45.8
Non-current assets and liabilities, net	(18.1)	(38.0)	(23.5)
Net cash provided by operating activities	180.0	329.8	90.5
Cash flows from investing activities:
Business combinations	(0.4)	(33.8)	(23.2)
Equity method investments	(240.9)	—	—
Purchases of property, plant and equipment	(214.1)	(269.8)	(210.3)
Purchase of intangible assets	(7.2)	—	—
Proceeds from sales of assets	2.2	1.3	1.3
Net cash used in investing activities	(460.4)	(302.3)	(232.2)
Cash flows from financing activities:
Proceeds from long-term revolvers	714.3	1,097.7	735.2
Payments on long-term revolvers	(572.2)	(995.2)	(663.9)
Proceeds from term debt and capital lease obligations	181.3	107.4	70.9
Payments on term debt and capital lease obligations	(78.6)	(30.2)	(94.1)
Proceeds from exercise of stock options	0.2	1.1	1.1
Taxes paid due to the net settlement of equity-based compensation	(4.4)	(5.2)	(2.5)
Income tax benefit of equity-based compensation	1.3	1.8	5.9
Repurchase of common stock	(42.2)	(74.7)	(37.9)
Distribution to non-controlling interest	(20.9)	(17.1)	(13.2)
Dividends paid	(37.1)	(59.2)	(57.3)
Deferred financing costs paid	(3.2)	(9.8)	(4.2)
Net cash provided by (used in) financing activities	138.5	16.6	(60.0)
Net (decrease) increase in cash and cash equivalents	(141.9)	44.1	(201.7)
Cash and cash equivalents at the beginning of the period	444.1	400.0	601.7
Cash and cash equivalents at the end of the period	$302.2	$444.1	$400.0
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.7 million, $1.5 million and $1.0 million in 2015, 2014 and 2013, respectively.	$48.9	$37.1	$31.3
Income taxes	$5.1	$111.7	$73.7
Non-cash investing activities:
Equity method investments	$8.8	$—	$—
Increase (decrease) in accrued capital expenditures	$4.5	$(12.9)	$12.0
Non-cash financing activities:
Stock issued in connection with the Alon Acquisition	$230.8	$—	$—
Note payable issued in connection with the Alon Acquisition	$145.0	$—	$—

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

Reclassifications and Other Adjustments
Certain prior period amounts have been reclassified in order to conform to the current year presentation. Additionally, we corrected an immaterial error in the prior period in the consolidated statement of cash flows.

Segment Reporting
Delek is a diversified energy business focused on petroleum refining, wholesale sales of refined products and retail marketing. Management views aggregated operating results in primarily three reportable segments: refining, logistics and retail. Our corporate activities, results of certain immaterial operating segments, our equity method investments and intercompany eliminations are reported in the corporate, other and eliminations segment. As of December 31, 2015, the refining segment operated high conversion, independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") and biodiesel facilities in Cleburne, Texas and Crossett, Arkansas. The logistics segment owns and operates crude oil and refined products logistics and marketing assets. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of 358 company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 13.

Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, U.S. or multi-national financial institutions and retains nominal amounts of cash at the convenience store locations as petty cash. All highly liquid investments purchased with a term of three months or less are considered to be cash equivalents. As of December 31, 2015 and 2014, these cash equivalents consisted primarily of bank certificates of deposit and bank money market accounts, as well as overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.

Accounts Receivable
Accounts receivable primarily consists of receivables related to credit card sales, receivables from vendor promotions and trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of a nominal amount as of both December 31, 2015 and 2014, respectively.
No customer accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2015 or 2014. No customers accounted for more than 10% of consolidated net sales for the years ended December 31, 2015, 2014 or 2013.

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
One vendor in the refining segment and a second vendor used by both the refining and retail segments accounted for a total of 26.3%, 32.9% and 25.0% of our consolidated inventory purchases during the years ended December 31, 2015, 2014 and 2013, respectively.

Property, Plant and Equipment
Assets acquired by Delek in conjunction with business acquisitions are recorded at estimated fair value in accordance with the purchase method of accounting as prescribed in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management's estimated useful lives of the assets or the remaining lease term.
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

Property, Plant and Equipment and Other Intangibles Impairment
Property, plant and equipment and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360, Property, Plant and Equipment and ASC 350, Intangibles - Goodwill and Other, Delek evaluates the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, Delek assesses whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. We recognized an impairment charge of $2.2 million in 2015 related to the write-down of certain idle refining equipment in our refining segment to net realizable value. This impairment charge is included in other operating income in our consolidated statement of income for the period.

Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of control over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee and cash distributions, which are separately stated in our consolidated statements of income and our consolidated statements of cash flows. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. A loss would be recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary. There were no impairment losses recorded on equity method investments for the year ended December 31, 2015. We did not hold any equity method investments in the years ended December 31, 2014 or 2013.

Capitalized Interest
Delek capitalizes interest on capital projects associated with the refining segment and with the construction related to the new "prototype" stores being built in the retail segment. For the years ended December 31, 2015, 2014 and 2013, interest of $0.7 million, $1.5 million and $1.0 million, respectively, was capitalized relating to these projects.

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

Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek's goodwill, all of which was acquired in various business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If a reporting unit's carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit's goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Our annual assessment of goodwill did not result in impairment during the years ended December 31, 2015, 2014 or 2013.

Derivatives
Delek records all derivative financial instruments, including any interest rate swap and cap agreements, fuel-related derivatives, over the counter ("OTC") future swaps and forward contracts, at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply and qualify for the hedging treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income for cash flow hedges. We validate the fair value of all derivative financial instruments on a periodic basis, utilizing exchange pricing and/or price index developers such as Platts or Argus. On a regular basis, Delek enters into commodity contracts with counterparties for crude oil, blendstocks, and various finished products. These contracts usually qualify for the normal purchase / normal sale exemption under ASC 815 and, as such, are not measured at fair value.

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
Delek also applies the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a financial instrument, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of December 31, 2015 or 2014, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.

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

Asset Retirement Obligations
Delek recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value.
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
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations is as follows (in millions):

	December 31,
	2015	2014
Beginning balance	$9.2	$8.5
Liabilities identified	0.1	0.2
Liabilities settled	(0.1)	(0.1)
Accretion expense	0.5	0.6
Ending balance	$9.7	$9.2
In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligations.

Renewable Identification Numbers
The U.S. Environmental Protection Agency (“EPA”) requires certain refiners to blend biofuels into the fuel products it produces pursuant to the EPA’s Renewable Fuel Standard - 2 ("RFS-2").  Alternatively, credits called Renewable Identification Numbers ("RINs") can be used instead of physically blending biofuels ("RINs Obligation"). Both of our refineries are obligated parties to the RFS-2 (see Note 17 for further discussion of these requirements). To the extent that either refinery is unable to blend biofuels at the required rate, it must purchase RINs in the open market to satisfy its annual requirement. Our RINs Obligation is based on the amount of RINs we must purchase and the price of those RINs as of the balance sheet date. The cost of RINs used each period is charged to cost of goods sold in the consolidated statements of income. We recognize a liability at the end of each reporting period in which we do not have sufficient RINs to cover the RINs Obligation. The liability is calculated by multiplying the RINs shortage (based on actual results) by the period end RIN spot price. From time to time, we may hold RINs generated in excess of our current obligations.  We recognize an asset at the end of each reporting period in which we have generated RINs in excess of our RINs Obligation. The asset is calculated by multiplying the RINs surplus (based on actual results) by the period end RIN spot price. The value of RINs in excess of our RINs Obligation would be reflected in other current assets on the consolidated balance sheets. RINs generated in excess of our current RINs Obligation may be sold or held to offset future RINs Obligations. Sales of excess RINs are recorded in cost of goods sold on the consolidated statements of income. The assets and liabilities associated with our RINs Obligation are considered recurring fair value measurements. See Note 14 for further information.

Revenue Recognition
Revenues for products sold are recorded at the point of sale upon delivery of product, which is the point at which title to the product is transferred, and when payment has either been received or collection is reasonably assured.
Delek derives service revenue in the logistics segment as crude oil, intermediate and refined products are shipped through, delivered by or stored in our pipelines, trucks, terminals and storage facility assets, as applicable. In the retail segment, we derive service revenues from the sale of lottery tickets, money orders, car washes and other ancillary product and service offerings. We do not recognize product sales revenues for the logistics segment service revenues, as title on the product never passes to us. All logistics segment service revenues are based on regulated tariff rates or contractual rates. Retail segment service revenue and related costs are recorded at gross amounts and net amounts, as appropriate, in accordance with the provisions of ASC 605-45, Revenue Recognition - Principal Agent Considerations ("ASC 605-45"). We record service revenue and related costs at gross amounts when Delek is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, influences product or service specifications, or has several but not all of these indicators. When Delek is not the primary obligor and does not possess other indicators of gross reporting as discussed previously, we record net service revenue.

Cost of Goods Sold and Operating Expenses
For the retail segment, cost of goods sold comprises the costs of specific products sold. Operating expenses include costs such as wages of employees, lease expense, utility expense and other costs of operating the stores. For the refining segment, cost of goods sold includes all the costs of crude oil, feedstocks and external costs. Operating expenses include the costs associated with the actual operations of the Tyler and El Dorado refineries and biodiesel facilities. For the logistics segment, cost of goods sold includes all costs of refined products, additives and related transportation. It also includes costs associated with the operation of our trucking assets. Operating expenses include the costs associated with the actual operation of owned terminals, terminalling expense at third-party locations and pipeline maintenance costs.

Sales, Use and Excise Taxes
Delek's policy is to exclude sales, use and excise taxes from revenue when we are an agent of the taxing authority, in accordance with ASC 605-45.

Deferred Financing Costs
Deferred financing costs associated with our revolving credit facilities are included in other non-current assets in the accompanying consolidated balance sheets. Deferred financing costs associated with our term loan facilities are included as a reduction to the associated debt balance in the accompanying consolidated balance sheets. These costs represent expenses related to issuing our long-term debt and obtaining our lines of credit and are amortized ratably over the remaining term of the respective financing and included in interest expense in the accompanying consolidated statements of income. See Note 11 for further information.

Advertising Costs
Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the years ended December 31, 2015, 2014 and 2013 was $3.8 million, $3.6 million and $4.0 million, respectively.

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

Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2015	2014	2013
Weighted average common shares outstanding	60,819,771	58,780,947	59,186,921
Dilutive effect of equity instruments	500,799	574,173	860,217
Weighted average common shares outstanding, assuming dilution	61,320,570	59,355,120	60,047,138

Outstanding equity awards totaling 2,269,246, 1,867,368 and 1,226,038 common share equivalents were excluded from the diluted earnings per share calculation for the years ended December 31, 2015, 2014 and 2013, respectively. These share equivalents did not have a dilutive effect under the treasury stock method.

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
Restricted stock units ("RSUs") are valued based on the fair market value of the underlying stock on the date of grant. Performance-based RSUs ("PRSUs") include a market condition based on the Company's total shareholder return over the performance period and are valued using a Monte-Carlo simulation model. We record compensation expense for these awards based on the grant date fair value of the award, recognized ratably over the measurement period. Vested RSUs and PRSUs are not issued until the minimum statutory withholding requirements have been remitted to us for payment to the taxing authority. As a result, the actual number of shares accounted for as issued may be less than the number of RSUs vested, due to any withholding amounts which have not been remitted.
We generally recognize compensation expense related to stock-based awards with graded or cliff vesting on a straight-line basis over the vesting period. It is our practice to issue new shares when stock-based compensation is exercised.

New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued guidance that requires deferred income tax liabilities and assets to be classified as noncurrent in a classified balance sheet, rather than being classified as current or noncurrent based on the classification of the related asset or liability for financial reporting, as previously required by the guidance. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted for any interim or annual financial statements that have not yet been issued. We prospectively adopted this guidance in the fourth quarter of 2015 and all deferred income tax liabilities and assets are now classified as noncurrent in our consolidated balance sheet as of December 31, 2015. The adoption did not have a material impact on our business, financial position or results of operations.
In September 2015, the FASB issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and can be early adopted for any interim or annual financial statements that have not yet been issued. We have prospectively adopted this guidance as of the fourth quarter of 2015 and the adoption did not have a material impact on our business, financial position or results of operations.
In July 2015, the FASB issued guidance requiring entities to measure FIFO or average cost inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance does not change the measurement of inventory measured using LIFO or the retail inventory method. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted at the beginning of any interim or annual period for which financial statements have not yet been issued. We expect to adopt this guidance on or before the effective date and we do not anticipate that the adoption will have a material impact on our business, financial position or results of operations.
In April 2015, the FASB issued guidance which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of this guidance, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued further clarification regarding an SEC staff announcement related to this guidance which permits entities to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Upon adoption, the guidance requires prior period financial statements to be retrospectively adjusted. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. We adopted this guidance on December 31, 2015 and this adoption did not have a material impact on our business, financial position or results of operations.
In May 2014, the FASB issued guidance regarding “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and can be adopted either retrospectively to each prior reporting period presented using a practical expedient as allowed by the new guidance or retrospectively with a cumulative effect adjustment to retained earnings as of the date of initial application. Early adoption is not permitted. We are currently evaluating the impact adopting this new standard will have on our business, financial position or results of operations.
3. Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to Delek’s refining and marketing operations. As of December 31, 2015, we owned a 59.7% limited partner interest in Delek Logistics, and a 95.4% interest in Logistics GP, which owns both the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek's partnership interest in Delek Logistics includes 2,799,258 common units, 11,999,258 subordinated units and 495,445 general partner units.

In March 2015, a subsidiary of Delek Logistics completed the acquisition from Lion Oil of two crude oil offloading racks in El Dorado, Arkansas (the "El Dorado refinery") and related ancillary assets adjacent to our El Dorado refinery (the "El Dorado Offloading Racks Acquisition"). The cash paid for the assets acquired was approximately $42.5 million, financed with borrowings under the DKL Revolver (as defined in Note 11).
In March 2015, a subsidiary of Delek Logistics completed the acquisition from Refining of a crude oil storage tank with 350,000 barrels of shell capacity that supports our refinery in Tyler, Texas (the "Tyler refinery") and related ancillary assets adjacent to our Tyler refinery (the "Tyler Crude Tank Acquisition"). The purchase price paid for the assets acquired was $19.4 million in cash, financed with borrowings under the DKL Revolver (as defined in Note 11).

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

The El Dorado Offloading Racks Acquisition, the Tyler Crude Tank Acquisition, the Tyler Acquisition and the El Dorado Acquisition are each considered a transfer of a business between entities under common control. As such, the assets acquired and liabilities assumed were transferred to Delek Logistics at historical basis instead of fair value.
We have agreements with Delek Logistics that, among other things, establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.

Delek Logistics is a variable interest entity as defined under GAAP and is consolidated into our consolidated financial statements. With the exception of affiliate balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of December 31, 2015 and 2014, as presented below, are included in the consolidated balance sheets of Delek (in millions).

	December 31,
	2015	2014(1)
ASSETS
Cash and cash equivalents	$—	$1.9
Accounts receivable	35.0	28.0
Inventory	10.5	10.3
Other current assets	1.6	0.8
Net property, plant and equipment	253.8	254.8
Equity method investments	40.7	—
Goodwill	12.2	11.7
Intangible assets, net	15.5	16.5
Other non-current assets	6.0	7.3
Total assets	$375.3	$331.3
LIABILITIES AND (DEFICIT) EQUITY
Accounts payable	$6.9	$17.9
Accounts payable to related parties	4.0	0.6
Accrued expenses and other current liabilities	9.8	11.8
Revolving credit facility	351.6	251.8
Asset retirement obligations	3.5	3.3
Deferred tax liabilities	—	0.2
Other non-current liabilities	10.5	5.9
(Deficit) equity	(11.0)	39.8
Total liabilities and (deficit) equity	$375.3	$331.3

(1) These amounts have been retrospectively adjusted to reflect the assets and liabilities acquired in the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition.
4. Equity Method Investments
On May 14, 2015, Delek acquired from Alon Israel Oil Company, Ltd. ("Alon Israel") approximately 33.7 million shares of common stock (the "ALJ Shares") of Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA") pursuant to the terms of a stock purchase agreement with Alon Israel dated April 14, 2015 (the "Alon Acquisition"). The ALJ Shares represented an equity interest in Alon USA of approximately 48%. We acquired the ALJ Shares for the following combination of cash, stock and seller-financed debt:

•	Delek issued 6,000,000 restricted shares of its common stock, par value $0.01 per share (the "DK Shares"), to Alon Israel;

•	Delek issued an unsecured $145.0 million term promissory note payable to Alon Israel (the "Alon Israel Note") (See Note 11 for further information);

•	Delek paid Alon Israel $200.0 million in cash at closing funded with a combination of cash on hand and borrowings under the Lion Term Loan (as defined in Note 11); and

•	The Company agreed to pay Alon Israel $5.0 million of additional consideration, to be paid ratably in annual installments over a period of 5 years.
Delek will also issue an additional 200,000 restricted shares of its common stock, par value $0.01 per share, to Alon Israel if the closing price of Delek's common stock is greater than $50.00 per share for at least 30 consecutive trading days that end on or before May 14, 2017.
As of December 31, 2015, our investment balance in Alon USA was $564.5 million and the excess of our initial investment over our net equity in the underlying net assets of Alon USA was approximately $258.9 million. This excess is included in equity method investments in our consolidated balance sheet and a portion has been attributed to property, plant and equipment and definite lived intangible assets. These portions of the excess will be amortized as a reduction to earnings from equity method investments on a straight-line basis over the lives of the related assets. The earnings from this equity method investment reflected in our consolidated statements of income include our share of net earnings directly attributable to this equity method investment, and depreciation of the excess of our investment balance over the underlying net assets of Alon USA. As of

December 31, 2015, the market value of our ALJ Shares was $500.0 million, based on quoted market prices. We evaluated our investment in Alon USA as of December 31, 2015 and have determined that the recent decline in the market value of the ALJ Shares is not other than temporary and, therefore, it was not necessary to record an impairment charge on our investment for the year ended December 31, 2015.
Below is summarized financial information of the financial position and results of operations of Alon USA, as of December 31, 2015 and for the period from May 14, 2015 through December 31, 2015 (in millions):

Balance Sheet Information	December 31, 2015
Current assets	$504.6
Non-current assets	2,176.1
Current liabilities	425.9
Non-current liabilities	1,512.0
Non-controlling interests	25.0

Income Statement Information	Period from May 14, 2015 through December 31, 2015
Revenue	$2,620.0
Gross profit	504.6
Pre-tax income	50.8
Net income	25.7
Net income attributable to Alon USA	8.6
Also, in March 2015, Delek Logistics entered into two joint ventures that are currently constructing logistics assets, which will serve third parties and subsidiaries of Delek. Delek Logistics' total projected investment for the two joint ventures is approximately $96.0 million and will be financed by Delek Logistics through a combination of cash from operations and borrowings under the DKL Revolver (as defined in Note 11). As of December 31, 2015, the investment in these joint ventures totaled $40.7 million and was accounted for using the equity method.
5. Acquisitions

Trucking Asset Acquisition

On December 17, 2014, Delek Logistics purchased 100% of the assets of Frank Thompson Transport, Inc. ("FTT") for $11.9 million in cash. FTT is a transport company that primarily hauls crude oil and refined products by transport truck. The assets purchased include 123 trucks and 205 trailers (the "FTT Assets").

The allocation of the aggregate purchase price of the FTT Assets was as follows:

Working capital	$0.6
Property, plant & equipment	10.8
Goodwill	0.5
$11.9

Mount Pleasant Acquisition
On October 1, 2014, Delek Logistics purchased (i) a light products terminal in Mount Pleasant, Texas (the "Mount Pleasant Terminal"), (ii) a light products storage facility in Greenville, Texas (the "Greenville Storage Facility") and (iii) a 76-mile pipeline connecting the locations (the "Greenville-Mount Pleasant Pipeline") for $11.1 million in cash. The Mount Pleasant Terminal, the Greenville Storage Facility and the Greenville-Mount Pleasant Pipeline are hereinafter collectively referred to as the "Greenville-Mount Pleasant Assets." Delek Logistics acquired the Greenville-Mount Pleasant Assets from an affiliate of Magellan Midstream Partners, L.P. to complement our existing assets and provide enhanced logistical capabilities. The Mount Pleasant Terminal consists of approximately 200,000 barrels of light product storage capacity, three truck loading lanes and ethanol blending capability. The Greenville Storage Facility has approximately 325,000 barrels of storage capacity and is connected to the Explorer Pipeline System.

The allocation of the aggregate purchase price of the Greenville-Mount Pleasant Assets was as follows:

Inventory	$1.1
Property, plant & equipment	4.8
Intangible assets	5.2
$11.1
Crossett Biodiesel Facility Acquisition

On January 2, 2014, we purchased a biodiesel plant in Crossett, Arkansas (the "Crossett Facility") from Pinnacle Biofuels, Inc. for approximately $11.1 million in cash, of which $11.0 million and $0.1 million has been allocated to property, plant and equipment and inventory, respectively. The Crossett Facility has a production capacity of approximately 10.0 million gallons per year and produced biodiesel exclusively for Delek under a tolling agreement prior to this acquisition.
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
Carrying value of inventories consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Refinery raw materials and supplies	$85.9	$158.8
Refinery work in process	27.8	26.5
Refinery finished goods	146.8	235.1
Retail fuel	9.5	10.9
Retail merchandise	27.1	28.0
Logistics refined products	10.5	10.3
Total inventories	$307.6	$469.6

Due to a lower crude oil and refined product pricing environment experienced since the end of 2014, market prices have declined to a level below the average cost of our inventories. At December 31, 2015, we recorded a pre-tax lower of cost or market reserve of $50.9 million, of which $49.8 million related to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, should market prices recover. At December 31, 2014, we recorded a pre-tax lower of cost or market reserve of $69.8 million, of which $55.3 million related to LIFO inventory, which reversed in the first quarter of 2015, as the inventories associated with the valuation adjustment at the end of 2014 were sold or used. For the years ended December 31, 2015, 2014 and 2013, we recognized lower of cost or market gains (charges) of $4.3 million, $(69.6) million and $(0.2) million, respectively, which were recorded as a component of cost of goods sold in the consolidated statements of income.
At December 31, 2015 and December 31, 2014, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $0.1 million and $0.3 million, respectively. There were increases of $34.5 million, $6.4 million and $0.3 million to costs of goods sold during the years ended December 31, 2015, 2014 and 2013, respectively, as a result of the liquidation of LIFO inventories.

7. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Master Supply and Offtake Agreement (the "Supply and Offtake Agreement") with J. Aron & Company ("J. Aron"). Throughout the term of the Supply and Offtake Agreement, which was amended on December 23, 2013 to expire on April 30, 2017, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 bpd of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a payable related to this monthly settlement of $11.4 million and $4.9 million as of December 31, 2015 and 2014, respectively. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
While title to the inventories reside with J. Aron, this arrangement is accounted for as a product financing arrangement. Delek incurred fees payable to J. Aron of $10.5 million during each of the years ended December 31, 2015 and 2014 and $10.0 million during the year ended December 31, 2013. These amounts are included as a component of interest expense in the consolidated statements of income. Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the Supply and Offtake Agreement on April 30, 2017 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At December 31, 2015, Delek had 3.2 million barrels of inventory consigned for J. Aron and we have recorded liabilities associated with this consigned inventory of $132.0 million in the consolidated balance sheet.

8.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2015	2014
Land	$112.9	$95.8
Building and building improvements	261.6	266.0
Refinery machinery and equipment	973.3	771.4
Pipelines and terminals	266.2	260.1
Retail store equipment and site improvements	198.0	187.4
Refinery turnaround costs	123.9	112.0
Other equipment	90.6	77.8
Construction in progress	73.6	182.4
	2,100.1	1,952.9
Less: accumulated depreciation	(579.0)	(509.6)
	$1,521.1	$1,443.3
Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the years ended December 31, 2015 and 2014 are as follows (in millions):

	As of and For the Year Ended December 31, 2015
	Refining(1)	Logistics(1)	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$1,185.1	$325.6	$532.6	$56.8	$2,100.1
Less: Accumulated depreciation	(282.0)	(71.8)	(211.4)	(13.8)	(579.0)
Property, plant and equipment, net	$903.1	$253.8	$321.2	$43.0	$1,521.1
Depreciation expense	$80.2	$18.6	$28.9	$5.0	$132.7

	As of and For the Year Ended December 31, 2014
	Refining(1)	Logistics(1)	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$1,078.0	$308.1	$511.9	$54.9	$1,952.9
Less: Accumulated depreciation	(252.6)	(53.3)	(194.5)	(9.2)	(509.6)
Property, plant and equipment, net	$825.4	$254.8	$317.4	$45.7	$1,443.3
Depreciation expense	$63.2	$13.9	$28.5	$4.6	$110.2

(1)
In conjunction with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, we have retrospectively adjusted certain operating segments. Certain assets previously operated by our refining segment were contributed to Delek Logistics.

9.  Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Goodwill acquired in a business combination is recorded at fair value and is not amortized. Delek's goodwill relates to its retail and logistics segments only. As of December 31, 2015, our accumulated goodwill impairment losses were $20.4 million, all of which related to our retail segment.

Delek performs an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2015, 2014 and 2013. In our logistics segment, this review was performed on reporting units at a level below our reportable segment level. In our retail segment, this review was performed at the reportable segment level. We performed a discounted cash flows test to estimate the value of each of our reporting units using a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values of the reporting units using a multiple of expected future cash flows such as those used by third party analysts. At December 31, 2015, 2014 and 2013, the annual impairment review resulted in the determination that no impairment of goodwill had occurred.

A summary of our goodwill in our retail and logistics segments are as follows (in millions):

		Retail	Logistics	Total
Balance,	December 31, 2012	$62.2	$10.5	$72.7
Acquisitions		—	1.2	1.2
Balance,	December 31, 2013	62.2	11.7	73.9
Acquisitions		—	—	—
Balance,	December 31, 2014	62.2	11.7	73.9
Acquisitions		—	0.5	0.5
Balance,	December 31, 2015	$62.2	$12.2	$74.4

10.  Other Intangible Assets

A summary of our identifiable intangible assets are as follows (in millions):

As of December 31, 2015	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Supply contracts	11.5 years	$12.2	$(10.0)	$2.2
Trademarks	4 years	0.7	(0.7)	—
Non-compete agreements	3-10 years	1.3	(1.3)	—
Capacity contract	8 years	9.3	(8.7)	0.6
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	17.3	—	17.3
Line space history	Indefinite	$7.2	—	7.2
Total		$48.0	$(20.7)	$27.3

As of December 31, 2014	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Supply contracts	11.5 years	$12.2	$(8.9)	$3.3
Trademarks	4 years	0.7	(0.7)	—
Non-compete agreements	3-10 years	1.3	(1.3)	—
Capacity contract	8 years	9.3	(8.5)	0.8
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	17.3	—	17.3
Total		$40.8	$(19.4)	$21.4

Amortization of intangible assets was $1.3 million, $1.3 million and $4.3 million during the years ended December 31, 2015, 2014 and 2013, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of income. Amortization expense is estimated to be $1.3 million, $1.3 million and $0.2 million, for the years ended 2016 through 2018, respectively.
11. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	December 31, 2015	December 31, 2014
MAPCO Revolver	$118.3	$76.0
DKL Revolver	351.6	251.8
Wells Term Loan(1)	40.6	63.8
Reliant Bank Revolver	17.0	17.0
Promissory Notes	191.7	76.0
Lion Term Loan Facility(2)	256.1	102.2
Capital Lease Obligations	0.4	0.5
	975.7	587.3
Less: Current portion of long-term debt, notes payable and capital lease obligations	95.2	55.7
	$880.5	$531.6

(1)	The Wells Term Loan is net of deferred financing costs of $0.2 million and $0.4 million as of December 31, 2015 and 2014, respectively.

(2)
The Lion Term Loan Facility is net of deferred financing cost of $3.8 million and $2.0 million, respectively, and debt discount of $1.4 million and $0.3 million, respectively, at December 31, 2015 and 2014.

Principal maturities of Delek's existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2015 (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
MAPCO Revolver	$—	$—	$—	$118.3	$—	$—	$118.3
Wells Term Loan	40.8	—	—	—	—	—	40.8
DKL Revolver	—	—	—	351.6	—	—	351.6
Reliant Bank Revolver	17.0	—	—	—	—	—	17.0
Promissory Notes	11.1	36.2	26.3	26.3	26.4	65.4	191.7
Lion Term Loan Facility	27.5	27.5	27.5	27.5	151.3	—	261.3
Capital Lease Obligations	0.1	0.1	0.1	0.1	—	—	0.4
Total	$96.5	$63.8	$53.9	$523.8	$177.7	$65.4	$981.1
MAPCO Revolver
Our subsidiary, MAPCO Express, has a revolving credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders that was amended and restated on May 6, 2014 (the "MAPCO Revolver"). The MAPCO Revolver consists of a $160.0 million revolving credit limit which includes (i) a $10.0 million swing line loan sub-limit; (ii) a $40.0 million letter of credit sub-limit; and (iii) an accordion feature which permits an increase in borrowings by up to $50.0 million, subject to additional lender commitments. As of December 31, 2015, we had $118.3 million outstanding under the MAPCO Revolver, as well as letters of credit issued of approximately $3.0 million, with approximately $38.7 million availability remaining. Borrowings under the MAPCO Revolver are secured by (i) substantially all the assets of MAPCO Express and its subsidiaries, subject to certain exceptions and limitations, (ii) all of Delek’s shares in MAPCO Express, and (iii) a limited guaranty provided by Delek of up to $50.0 million in obligations. The MAPCO Revolver will mature on May 6, 2019. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or London Interbank Offered Rate ("LIBOR") loans. At December 31, 2015, the weighted average borrowing rate under the MAPCO Revolver was approximately 2.64%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2015, this fee was 0.25% per year.
Wells ABL
Our subsidiary, Delek Refining, Ltd., has an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the "Wells ABL") that consists of (i) a $600.0 million revolving loan (the "Wells Revolving Loan"), which includes a $55.0 million swing line loan sub-limit and a $550.0 million letter of credit sub-limit, (ii) a $70.0 million delayed single draw term loan (the "Wells Term Loan"), and (iii) an accordion feature which permits an increase in the size of the revolving credit facility to an aggregate of $875.0 million, subject to additional lender commitments and the satisfaction of certain other conditions precedent. The Wells Revolving Loan matures on January 16, 2019 and the Wells Term Loan matures on December 31, 2016. The Wells Term Loan is subject to repayment in level principal installments of approximately $5.8 million per quarter, beginning December 31, 2014, with a final balloon payment due on December 31, 2016. As of December 31, 2015, under the Wells ABL, we had letters of credit issued totaling approximately $91.5 million and no amounts outstanding under the Wells Revolving Loan; under the Wells Term Loan we had approximately $40.8 million outstanding. Borrowings under the Wells ABL are secured by substantially all the assets of Refining and its subsidiaries, with certain limitations. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the Wells Revolving Loan and Wells Term Loan bear interest based on separate predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At December 31, 2015, the weighted average borrowing rate under the Wells Term Loan was approximately 4.17%. Additionally, the Wells ABL requires us to pay a quarterly unused credit commitment fee. As of December 31, 2015, this fee was approximately 0.38% per year. Unused availability, as calculated and reported under the terms of the Wells ABL credit facility, as of December 31, 2015, was $89.2 million.
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
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of December 31, 2015, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on December 30, 2019. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR, or a Canadian Dealer Offered Rate plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin, in each case, varies based upon Delek Logistics' Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At December 31, 2015, the weighted average borrowing rate was approximately 2.75%. Additionally, the DKL Revolver requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2015, this fee was 0.40% per year. As of December 31, 2015, Delek Logistics had $351.6 million of outstanding borrowings under the credit facility, as well as letters of credit issued of $1.5 million. Amounts available under the DKL Revolver, as of December 31, 2015, were approximately $346.9 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank, which was amended on June 26, 2014 (the "Reliant Bank Revolver"). The Reliant Bank Revolver provides for unsecured loans of up to $17.0 million. As of December 31, 2015, we had $17.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2016, and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of December 31, 2015, we had no undrawn amounts available under the Reliant Bank Revolver.
Promissory Notes
In 2011, Delek began construction on new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate notes for each BTS project with Standard Insurance Company (collectively, the "Notes") varying in size from $1.0 million to $2.2 million. The Notes bear interest at fixed rates, ranging from 5.00% to 6.38% per annum. Each of the Notes is secured by the land or leasehold interest, as applicable, and the building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, payments of principal on each respective Note are due over a ten-year term calculated using a 25-year amortization schedule. If any Note is not paid in full after the initial ten-year period, we may continue to make monthly payments under the Note; however, the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first 20-year period. The final maturity dates of the Notes range from June 1, 2036 to December 1, 2041. As of December 31, 2015, we had amounts drawn under 33 Notes related to these BTS projects, for a total amount of approximately $51.7 million outstanding under the Notes.
On April 29, 2011, Delek entered into a $50.0 million promissory note (the "Ergon Note") with Ergon, Inc. ("Ergon") in connection with the closing of our acquisition of Lion Oil. As of December 31, 2015, $20.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each, commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.00% per annum.
On May 14, 2015, in connection with the Company’s closing of the acquisition of the ALJ shares, the Company issued the Alon Israel Note, which is payable to Alon Israel. The Alon Israel Note bears interest at a fixed rate of 5.50% per annum and requires five annual principal amortization payments of $25.0 million beginning in January 2016 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. On October 22, 2015, the Company prepaid the first annual principal amortization payment in the amount of $25.0 million, along with all interest due on the prepaid amount. On December 22, 2015, Alon Israel assigned the remaining $120.0 million of principal and all accrued interest due under the Alon Israel Note to assignees under four new notes in substantially the same form and on the same terms as the Alon Israel Note (collectively, the "Alon Successor Notes"). The $120.0 million total principal of the four Alon Successor Notes collectively require the same principal amortization payments and schedule as under the Alon Israel Note, with payments due under each Alon Successor Note commensurate to such note's pro rata share of $120.0 million in assigned principal. As of December 31, 2015, a total of $120.0 million was outstanding under the Alon Successor Notes.

Lion Term Loan
Our subsidiary, Lion Oil, has a term loan credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which was amended and restated on May 14, 2015 in connection with the Company’s closing of the Alon Acquisition to, among other things, increase the total loan size from $99.0 million to $275.0 million (the "Lion Term Loan"). The Lion Term Loan requires Lion Oil to make quarterly principal amortization payments of approximately $6.9 million each, commencing on September 30, 2015, with a final balloon payment due on the maturity date. The Lion Term Loan matures on May 14, 2020, and is secured by among other things, (i) substantially all assets of Lion Oil and its subsidiaries (excluding inventory and accounts receivable), (ii) all shares in Lion Oil, (iii) the subordinated and common units of Delek Logistics held by Lion Oil, and (iv) the ALJ Shares. Additionally, the Lion Term Loan is guaranteed by Delek and the subsidiaries of Lion Oil. Interest on the unpaid balance of the Lion Term Loan is computed at a rate per annum equal to LIBOR or a base rate, at our election, plus the applicable margins, subject in each case to an all-in interest rate floor of 5.50% per annum. As of December 31, 2015, $261.3 million was outstanding under the Lion Term Loan and the weighted average borrowing rate was 5.50%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, DKL Revolver, Reliant Bank Revolver and Lion Term Loan, we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with separate fixed charge coverage ratio financial covenants under the Wells ABL and the Lion Term Loan during the year ended December 31, 2015, we may be required to comply with these covenants at times when certain trigger thresholds are met, as defined in each of the Wells ABL and Lion Term Loan agreements. We believe we were in compliance with all covenant requirements under each of our credit facilities as of December 31, 2015.
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
Restricted Net Assets
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of certain assets, as has been discussed above. The total amount of our subsidiaries' restricted net assets as of December 31, 2015 was $883.2 million.
Interest-Rate Derivative Instruments
As of December 31, 2015, Delek had an interest rate cap agreement for a total notional amount of $45.0 million. This agreement is intended to economically hedge floating interest rate risk related to a portion of our existing debt. However, as we have elected to not apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"), the fair value of the derivatives are recorded in other current assets and liabilities in the accompanying condensed consolidated balance sheets with the offset recognized in interest expense in the accompanying condensed consolidated statements of income. The derivative instrument matures in 2016. The estimated mark-to-market liability associated with our interest rate derivatives, as of December 31, 2015 and December 31, 2014, was zero and $0.9 million, respectively.
In accordance with ASC 815, we recorded an expense representing cash settlements and changes in estimated fair value of the interest rate derivative agreements of $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to apply that treatment for future transactions.
12. Equity Based Compensation

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

Delek Logistics GP, LLC 2012 Long-Term Incentive Plan

Logistics GP maintains a unit-based compensation plan for officers, directors and employees of Logistics GP or its affiliates and any consultants, affiliates of our general partner or other individuals who perform services for Delek Logistics. The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan ("Logistics LTIP") permits the grant of phantom units, unit options, restricted units, unit appreciation rights, distribution equivalent rights, unit awards, and other unit-based awards. The Logistics LTIP limits the number of units that may be delivered pursuant to vested awards to 612,207 common units, subject to proportionate adjustment in the event of unit splits and similar events. Awards granted under the Logistics LTIP will be settled with Delek Logistics units. Total compensation expense for awards granted under the Logistics LTIP amounted to $1.9 million ($1.2 million, net of taxes), $1.6 million ($1.0 million, net of taxes) and $4.2 million ($2.7 million, net of taxes) for the years ended December 31, 2015, 2014 and 2013 respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of income.

As of December 31, 2015, there was $3.2 million of total unrecognized compensation cost related to non-vested Logistics LTIP awards, which is expected to be recognized over a weighted-average period of 1.8 years.

Option and SAR Assumptions

The table below provides the assumptions used in estimating the fair values of our outstanding stock options and SARs under the Plan. For all awards granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2015 Grants	2014 Grants	2013 Grants
	(Graded Vesting)	(Graded Vesting)	(Graded Vesting)
	4 years	4 years	4 years
Expected volatility	48.94%-52.15%	50.15%-52.63%	53.36%-53.95%
Dividend yield	2.01%-2.49%	2.54%-2.74%	1.00%
Expected term	4.69-4.87 years	4.54-6.25 years	6.25 years
Risk free rate	0.01%-2.50%	0.01%-2.96%	0.01%-2.96%
Fair value per share	$11.72	$10.67	$15.75

Stock Option and SAR Activity

The following table summarizes the stock option and SAR activity under the Plan for Delek for the years ended December 31, 2015, 2014 and 2013:

	Number of Options	Weighted-Average Strike Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in millions)
Options outstanding, December 31, 2012	2,558,841	$15.67
Granted	867,400	$33.23
Exercised	(773,186)	$14.07
Forfeited	(265,125)	$20.41
Options and SARs outstanding, December 31, 2013	2,387,930	$22.04
Granted	1,006,100	$30.18
Exercised	(390,753)	$14.27
Forfeited	(306,691)	$27.02
Options and SARs outstanding, December 31, 2014	2,696,586	$25.61
Granted	953,850	$34.42
Exercised	(344,193)	$18.89
Forfeited	(274,100)	$31.64
Options and SARs outstanding, December 31, 2015	3,032,143	$28.60	7.9	$15.6
Vested options and SARs exercisable, December 31, 2015	710,251	$12.38	5.5	$8.7

Restricted Stock Units

The Plan also provides for the award of RSUs and PRSUs to certain employees and non-employee directors. RSUs granted to employees vest ratably over three to five years from the date of grant, and RSUs granted to non-employee directors vest quarterly over the year following the date of grant. The grant date fair value of RSUs is determined based on the closing price of Delek's common stock on grant date. PRSUs initially granted to employees will typically vest in two tranches, the first of which vests on December 31 of the year following the grant date and the second on the subsequent December 31. PRSUs subsequently granted to employees will typically vest at the end of a three calendar year performance period. The number of PRSUs that will ultimately vest is based on the Company's total shareholder return over the performance period. The grant date fair value of PRSUs is determined using a Monte-Carlo simulation model. We record compensation expense for these awards based on the grant date fair value of the award, recognized ratably over the measurement period.

Performance-Based Restricted Stock Unit Assumptions

The table below provides the assumptions used in estimating the fair values of our outstanding PRSUs under the Plan. For all awards granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2015 Grants	2014 Grants
Expected volatility	37.19%-39.18%	40.26%
Expected term	2.56-2.81	2.56
Risk free rate	0.97%-1.02%	0.72%
Fair value per share	$52.17	$36.84

The following table summarizes the RSU and PRSU activity under the Plan for Delek for the years ended December 31, 2015, 2014 and 2013:

		Number of RSUs	Weighted-Average Grant Date Price
Balance	December 31, 2012	812,455	$13.73
Granted		121,000	$32.59
Vested		(284,786)	$15.02
Forfeited		(136,000)	$10.91
Balance	December 31, 2013	512,669	$18.21
Granted		145,452	$32.41
Vested		(241,122)	$18.17
Balance	December 31, 2014	416,999	$23.19
Granted		192,679	$41.23
Vested		(221,687)	$20.61
Forfeited		(3,424)	$36.53
Balance	December 31, 2015	384,567	$33.60
Compensation Expense Related to Equity-based Awards Granted Under the Plan
Total compensation expense for the equity-based awards amounted to $14.7 million ($9.6 million, net of taxes), $11.9 million ($7.7 million, net of taxes) and $9.3 million ($6.0 million, net of taxes) for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of income. We recognized a total income tax benefit for equity-based awards of $1.3 million, $1.8 million and $5.9 million for the years end December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, there was $26.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.
The aggregate intrinsic value, which represents the difference between the underlying stock's market price and the award's exercise price, of the share-based awards exercised or vested during the years ended December 31, 2015, 2014 and 2013 was $13.3 million, $13.9 million and $10.9 million, respectively. During the years December 31, 2015, 2014 and 2013, respectively, we issued 309,196, 408,418 and 609,559 shares of common stock as a result of exercised or vested equity-based awards. These amounts are net of 256,684, 223,457 and 448,413 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vestings for the years ended December 31, 2015, 2014 and 2013. Delek paid approximately $4.4 million, $5.2 million and $2.5 million of taxes in connection with the settlement of these awards for the years ended December 31, 2015, 2014 and 2013. We issue new shares of common stock upon exercise or vesting of share-based awards.
Granting of GP Interest
On March 10, 2013, we granted membership interests in Logistics GP, the general partner of Delek Logistics, to certain executives, including our CEO. These interests consisted of a total 1.4% membership interest in Logistics GP and vested on June 10, 2013. On December 10, 2013, we granted Mr. Yemin an additional 4.0% membership interest in Logistics GP, half of which vested immediately. Subject to Mr. Yemin's continued employment with Delek, 0.50% vested on June 10, 2014 and 0.25% will vest every six months thereafter through June 10, 2017. Total compensation expense recognized for these grants amounted to $0.2 million ($0.1 million, net of taxes), $0.4 million ($0.3 million, net of taxes) and $1.5 million ($1.0 million, net of taxes) for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, there was $0.3 million of total unrecognized compensation cost related to non-vested GP membership interests, which is expected to be recognized over a weighted-average period of 1.4 years.
13. Segment Data
We aggregate our operating units into three reportable segments: refining, logistics and retail. Our corporate activities, results of certain immaterial operating segments, our equity method investment in Alon USA and intercompany eliminations are reported in the corporate, other and eliminations segment. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.

In conjunction with the El Dorado Offloading Racks Acquisition the Tyler Crude Tank Acquisition, we reclassified the components of certain operating segments. The results of the operations of the assets associated with these acquisitions were previously reported as part of our refining segment and are now reported in our logistics segment. The historical results of the operations of these assets have been retrospectively adjusted to conform to the current presentation.
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
The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 155,000 bpd, including the 75,000 bpd Tyler refinery and the 80,000 bpd El Dorado refinery. As of December 31, 2015, the refining segment also owned and operated two biodiesel facilities involved in the production of biodiesel fuels and related activities.
Our logistics segment owns and operates crude oil and refined products logistics and marketing assets. The logistics segment generates revenue and subsequently contribution margin by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing intermediate and refined products.
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of December 31, 2015, we had 358 stores in total, consisting of 191 located in Tennessee, 92 in Alabama, 45 in Georgia, 12 in Arkansas and 8 in Virginia. The remaining 10 stores are located in Kentucky and Mississippi. The retail fuel and convenience stores operate under Delek’s MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 66 dealer locations as of December 31, 2015. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining segment has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $15.2 million, $14.4 million and $13.6 million during the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, the refining segment pays crude transportation and storage fees to the logistics segment for the utilization of certain pipeline, terminal and storage assets. These fees were $121.6 million, $95.0 million and $57.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. The logistics segment also sold $5.8 million, $4.4 million and $6.2 million of RINs to the refining segment during the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, 2014 and 2013, the refining segment recorded sales and fee revenues from the retail and logistics segments in the amount of $619.4 million, $622.1 million and $430.7 million, respectively. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and For the Year Ended December 31, 2015
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$3,820.8	$1,490.2	$447.0	$4.0	$5,762.0
Intercompany fees and sales	619.4	—	142.7	(762.1)	—
Operating costs and expenses:
Cost of goods sold	4,022.2	1,288.9	436.3	(731.8)	5,015.6
Operating expenses	225.4	137.6	44.9	(1.3)	406.6
Segment contribution margin	$192.6	$63.7	$108.5	$(25.0)	339.8
General and administrative expenses					126.0
Depreciation and amortization					134.0
Other operating income					(0.9)
Operating income					$80.7
Total assets	$1,895.7	$445.0	$375.3	$608.9	$3,324.9
Capital spending (excluding business combinations)	$164.5	$18.3	$18.6	$17.2	$218.6

	As of and For the Year Ended December 31, 2014
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$5,728.4	$1,869.3	$726.7	$(0.1)	$8,324.3
Intercompany fees and sales	622.1	—	114.6	(736.7)	—
Operating costs and expenses:
Cost of goods sold	5,664.8	1,671.5	697.2	(718.3)	7,315.2
Operating expenses	221.0	136.8	39.5	1.5	398.8
Segment contribution margin	$464.7	$61.0	$104.6	$(20.0)	610.3
General and administrative expenses					133.4
Depreciation and amortization					111.5
Other operating income					(1.1)
Operating income					$366.5
Total assets	$1,937.7	$447.1	$331.3	$172.6	$2,888.7
Capital spending (excluding business combinations)	$199.1	$26.2	$9.2	$22.4	$256.9

	As of and For the Year Ended December 31, 2013
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$6,005.1	$1,871.4	$829.8	$0.5	$8,706.8
Intercompany fees and sales	430.7	—	77.6	(508.3)	—
Operating costs and expenses:
Cost of goods sold	5,865.2	1,691.3	811.3	(487.1)	7,880.7
Operating expenses	222.8	132.5	35.9	(3.8)	387.4
Segment contribution margin	$347.8	$47.6	$60.2	$(16.9)	438.7
General and administrative expenses					111.2
Depreciation and amortization					89.8
Operating income					$237.7
Capital spending (excluding business combinations)	$123.6	$37.9	$25.8	$35.0	$222.3

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
OTC commodity swaps, physical commodity purchase and sale contracts and interest rate swaps and caps are generally valued using industry-standard models that consider various assumptions, including quoted forward prices, spot prices, interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.
 Our RINs Obligation surplus or deficit is based on the amount of RINs we must purchase, net of amounts internally generated, and the price of those RINs as of the balance sheet date. The RINs Obligation surplus or deficit is categorized as Level 2 and is measured at fair value based on quoted prices from an independent pricing service.

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2015, was (in millions):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$295.2	$—	$295.2
RINs Obligation surplus	—	12.9	—	12.9
Total assets	—	308.1	—	308.1
Liabilities
OTC commodity swaps	—	(347.5)	—	(347.5)
RINs Obligation deficit	—	(22.0)	—	(22.0)
Total liabilities	—	(369.5)	—	(369.5)
Net liabilities	$—	$(61.4)	$—	$(61.4)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$389.6	$—	$389.6
RINs Obligation surplus	—	14.1	—	14.1
Total assets	—	403.7	—	403.7
Liabilities
Interest rate derivatives	—	(0.9)	—	(0.9)
OTC commodity swaps	—	(353.3)	—	(353.3)
RINs Obligation deficit	—	(14.4)	—	(14.4)
Total liabilities	—	(368.6)	—	(368.6)
Net assets	$—	$35.1	$—	$35.1
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, where right of offset exists. As of December 31, 2015 and 2014, $23.9 million and $11.1 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty.
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
In accordance with ASC 815, certain of our OTC commodity swap contracts have been designated as cash flow hedges and the effective portion of the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. The effective portion of the fair value of these contracts is recognized in income at the time the positions are closed and the hedged transactions are recognized in income.
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
The following table presents the fair value of our derivative instruments as of December 31, 2015 and 2014. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our consolidated balance sheets (in millions):

		As of December 31, 2015		As of December 31, 2014
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$199.4	$(162.3)	$190.3	$(163.3)
OTC commodity swaps(1)	Other current liabilities	74.0	(83.6)	20.1	(37.8)
OTC commodity swaps(1)	Other long term assets	—	—	21.5	(14.3)
OTC commodity swaps(1)	Other long term liabilities	6.6	(5.6)	32.8	(2.7)
Interest rate derivatives	Other current assets	—	—	—	(0.6)
Interest rate derivatives	Other current liabilities	—	—	—	(0.3)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	10.8	(41.1)	97.1	(76.1)
OTC commodity swaps(1)	Other current liabilities	4.4	(5.0)	9.4	(7.1)
OTC commodity swaps(1)	Other long term liabilities	—	(49.9)	18.4	(52.0)
Total gross fair value of derivatives		295.2	(347.5)	389.6	(354.2)
Less: Counterparty netting and cash collateral(2)		264.4	(288.3)	333.0	(344.1)
Less: Amounts subject to master netting arrangements that are not netted on the balance sheet		14.3	(14.3)	3.2	(3.2)
Total net fair value of derivatives		$16.5	$(44.9)	$53.4	$(6.9)

(1)
As of December 31, 2015 and 2014, we had open derivative positions representing 6,413,150 and 11,169,150 barrels, respectively, of crude oil and refined petroleum products. Of these open positions, contracts representing 3,324,400 and 4,512,400 barrels were designated as hedging instruments as of December 31, 2015 and 2014, respectively.

(2)
As of December 31, 2015 and 2014, $23.9 million and $11.1 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty. Included in these amounts is $2.0 million of cash collateral associated with our interest rate derivatives as of December 31, 2014. We did not have any cash collateral associated with our interest rate derivatives as of December 31, 2015.

Total (losses) gains on our commodity derivatives recorded in cost of goods sold on the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Gains (losses) on derivatives not designated as hedging instruments	$10.6	$102.8	$(1.1)
Realized gains reclassified out of OCI on derivatives designated as cash flow hedging instruments	0.7	22.6	0.7
(Losses) gains recognized due to cash flow hedging ineffectiveness	(21.5)	6.3	(2.5)
Total	$(10.2)	$131.7	$(2.9)

We also recorded expense representing cash settlements and changes in estimated fair value of our interest rate derivative agreements of a $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income.
For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the years ended December 31, 2015, 2014 and 2013. At December 31, 2015, losses of $39.7 million, net of taxes, on cash flow hedges, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remain in accumulated other comprehensive income. Gains of $0.5 million, $14.7 million and $0.4 million, net of tax, on settled contracts were reclassified into cost of sales during the years ended December 31, 2015, 2014 and 2013. We estimate that $23.5 million of deferred losses as of December 31, 2015 will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the years ended December 31, 2015, 2014 and 2013, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting.

16. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Delek's deferred tax assets and liabilities reported in the accompanying consolidated financial statements as of December 31, 2015 and 2014 were as follows (in millions):

	December 31,
	2015	2014
Current Deferred Taxes:
Reserves and accruals	—	9.7
Inventories	—	22.2
Derivatives and hedging	—	(11.6)
Valuation allowance	—	(0.1)
Total current deferred tax assets	—	20.2

Non-Current Deferred Taxes:
Property, plant and equipment, and intangibles	(288.6)	(251.6)
Partnership and equity investments	(7.6)	(16.3)
Deferred revenues	(12.6)	(13.8)
Derivatives and hedging	19.9	—
Compensation and employee benefits	9.4	7.1
Net operating loss carryforwards	6.7	6.2
Reserves and accruals	11.4	4.9
Inventories	19.2	—
Valuation allowance	(5.7)	(2.8)
Total non-current deferred tax liabilities	(247.9)	(266.3)
Total net deferred tax liabilities	$(247.9)	$(246.1)

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income from continuing operations was attributable to the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Provision for federal income taxes at statutory rate	$9.5	$114.7	$72.3
State income taxes, net of federal tax provision	1.7	6.7	2.6
Non-controlling interest	(8.4)	(9.6)	(6.4)
Tax credits and incentives	(13.3)	(4.3)	(0.2)
Dividends received deduction	(4.2)	—	—
Executive compensation limitation	1.0	0.4	2.9
Amortization - prepaid taxes	(4.1)	(1.5)	—
Other items	1.2	(4.8)	(0.3)
Income tax (benefit) expense	$(16.6)	$101.6	$70.9

Tax credits and incentives reported in 2015 include work opportunity, research and development, E-85 and blocked pump tax credits as well as incentives for the Company’s ethanol and biodiesel blending operations for the tax years ended December 31, 2015, 2013, 2011 and 2010.

Income tax expense from continuing operations was as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Current	$(34.8)	$64.2	$32.0
Deferred	18.2	37.4	38.9
	$(16.6)	$101.6	$70.9

Deferred income tax expense above was reflective of the changes in deferred tax assets and liabilities during the current period.

We carry valuation allowances against certain state deferred tax assets and net operating losses that may not be recoverable with future taxable income. During the years ended December 31, 2015 and 2014, we recorded increases (decreases) to the valuation allowance of $2.8 million and $(0.5) million, respectively.

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

State net operating loss carryforwards at December 31, 2015 totaled $179.8 million, a portion of which was subject to a valuation allowance and which include $24.1 million related to non-qualified stock option deductions. Delek has $1.7 million of state net operating losses that are set to expire between 2016 and 2017. Remaining net operating losses will begin expiring in 2018-2035. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders' equity.

Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years through 2009. The Internal Revenue Service has examined Delek's income tax returns through the tax year ended 2009. The Company’s federal tax return for the tax year ended December 31, 2012 is currently under examination.  No material adjustments have been identified at this time.

ASC 740 provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. ASC 740 requires the elimination of the income tax benefits associated with any income tax position where it is not "more likely than not" that the position would be sustained upon examination by the taxing authorities.

Increases and decreases to the beginning balance of unrecognized tax benefits during the year ended December 31, 2015 and 2014 were as follows:

	2015	2014	2013
Balance at the beginning of the year	$2.7	$0.3	$0.6
Additions for tax positions related to prior years	—	2.6	—
Reductions for tax positions related to prior years	(2.4)	—	—
Reductions for tax positions related to the lapse of applicable statute of limitations	(0.1)	(0.2)	(0.3)
Balance at the end of the year	$0.2	$2.7	$0.3

The amount of the unrecognized benefit above that if recognized would change the effective tax rate is $0.2 million and $2.2 million as of December 31, 2015 and 2014, respectively.

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. A nominal amount of interest was recognized related to unrecognized tax benefits during each of the years ended December 31, 2015, 2014 and 2013.

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
Environmental Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by agencies, including the EPA, the United States Department of Transportation, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants and pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws for the operation of our refineries, biodiesel facilities, terminals, pipelines, underground storage tanks ("USTs"), trucks, rail cars and related operations, and may be subject to revocation, modification and renewal.
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
As of December 31, 2015, we have recorded an environmental liability of approximately $8.9 million, primarily related to the probable estimated costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. We expect approximately $0.3 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.1 million in other current assets and $0.2 million in other non-current assets in our condensed consolidated balance sheet as of December 31, 2015. Approximately $1.0 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
Crude Oil Releases
We have detected several crude oil releases from pipelines owned by our logistics segment, including a release at Magnolia Station in March 2013, a release near Macedonia, Arkansas in October 2013, a release in Haynesville, Louisiana in April 2014, a release near Fouke, Arkansas in April 2015. In June 2015, the United States Department of Justice notified Delek Logistics that they were evaluating an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from the March 2013 Magnolia release; however, no specific claim for penalties or affirmative relief has been made at this time. Based on current information available to us, we do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
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
Letters of Credit
As of December 31, 2015, we had in place letters of credit totaling approximately $98.4 million with various financial institutions securing obligations primarily with respect to our crude oil purchases for the refining segment, our gasoline and diesel purchases for the logistics segment and our workers’ compensation and general liability self-insurance programs. No amounts were drawn by beneficiaries of these letters of credit at December 31, 2015.
Operating Leases
Delek leases land, buildings, retail store locations, equipment and corporate office space under agreements expiring at various dates through 2037 after considering available renewal options. Many of these leases contain renewal options and require Delek to pay executory costs (such as property taxes, maintenance, and insurance). Lease expense for all operating leases for the years ended December 31, 2015, 2014 and 2013 totaled $23.8 million, $24.7 million, and $19.0 million, respectively.

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2015 (in millions):

2016	$27.4
2017	25.3
2018	20.6
2019	12.6
2020	10.1
Thereafter	61.5
Total future minimum rentals	$157.5

18.  Employees

Workforce

A portion of our workforce in the refining segment is represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. As of December 31, 2015, 180 operations and maintenance hourly employees and 39 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expires on January 31, 2019. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2018. As of December 31, 2015, 154 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2017. None of our employees in our marketing or retail segments or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

401(k) Plan

We sponsor a voluntary 401(k) Employee Retirement Savings Plan for eligible employees administered by Wells Fargo Bank, N.A. Employees must be at least 21 years of age and have 45 days of service to be eligible to participate in the plan. Employee contributions are matched on a fully-vested basis by us up to a maximum of 6% of eligible compensation. Eligibility for the company matching contribution begins on the first of the month following one year of employment. For the years ended December 31, 2015, 2014 and 2013, the 401(k) plan expense recognized was $5.0 million, $4.2 million, and $3.9 million, respectively.
19. Related Party Transactions
Transactions with Alon USA
For the period from May 14, 2015 through December 31, 2015, our refining and logistics segments sold $15.2 million of refined products to and purchased $0.3 million of refined products from Alon USA. As of December 31, 2015, we carried a $0.5 million receivable balance from Alon USA, which is reflected in accounts receivable from related party on our consolidated balance sheet. Alon USA was not a related party prior to the Alon Acquisition on May 14, 2015.
Delek Group, Ltd.
From the time of our initial public offering in May 2006 through March 20, 2013, Delek Group, Ltd. ("Delek Group") controlled more than 50% of our voting power. As a result, Delek Group and its controlling stockholder Mr. Itshak Sharon (Tshuva), could, without the consent of our other stockholders, control the election of our directors, influence our corporate and management policies and determine the outcome of any matter or corporate transaction submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. On March 20, 2013 (the "2013 Offering") and May 20, 2014, Delek Group completed the sale of 9,000,000 and 10,580,000 shares of our outstanding common stock, respectively, in separate secondary offerings. Concurrently with the 2013 Offering, we repurchased 1,000,000 shares of our outstanding common stock from Delek Group in a privately negotiated transaction. Additionally, from 2012 through 2014, Delek Group engaged in several block trade sales of our common stock, further reducing their holdings of our outstanding common stock. As of December 31, 2015, no representative of Delek Group served on our Board of Directors, but, based on information filed in a Schedule 13G/A with the SEC on February 17, 2015, Delek Group beneficially owned approximately 5.2% of our outstanding shares of common stock on that date.

20.  Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2015 and 2014 is summarized below. The quarterly financial information summarized below has been prepared by Delek's management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$1,150.6	$1,693.1	$1,554.2	$1,364.1
Operating (loss) income	$(7.9)	$79.8	$23.8	$(15.0)
Net (loss) income	$(10.7)	$55.1	$25.4	$(26.1)
Net (loss) income attributable to Delek	$(16.1)	$48.3	$18.7	$(31.5)
Basic (loss) earnings per share	$(0.28)	$0.80	$0.30	$(0.51)
Diluted (loss) earnings per share	$(0.28)	$0.79	$0.29	$(0.51)

	For the Three Month Periods Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net sales	$1,865.7	$2,374.7	$2,322.2	$1,761.7
Operating income	$67.7	$106.0	$120.9	$71.9
Net income	$39.3	$63.2	$78.2	$45.3
Net income attributable to Delek	$33.7	$54.9	$72.5	$37.5
Basic earnings per share	$0.57	$0.93	$1.23	$0.65
Diluted earnings per share	$0.56	$0.92	$1.22	$0.64

We have corrected an immaterial error in the consolidated statement of cash flows for the year to date periods ending March 31, 2015 and June 30, 2015. Total cash provided by operating activities and total cash used in investing activities for the 2015 quarterly periods is provided below, to reflect that error correction. The error was a $22.3 million and $18.7 million decrease in operating cash flows and corresponding increase to investing cash flows for the year to date periods ending March 31, 2015 and June 30, 2015, respectively, and had no impact on the consolidated balance sheets or consolidated statements of income, comprehensive income or stockholders' equity.

	For the Year to Date Periods Ended
	March 31, 2015	June 30, 2015

Net cash (used in) provided by operating activities	$(61.5)	$73.7
Net cash used in investing activities	$(76.6)	$(344.2)

21. Subsequent Events
Dividend Declaration
On February 25, 2016, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on March 29, 2016, to stockholders of record on March 15, 2016.
Share Repurchase Authorization
In 2016, our Board of Directors approved a new share repurchase authorization for $125.0 million that will expire on December 31, 2016. Shares under the program may be repurchased from time to time in the open market or through privately negotiated transactions, subject to market conditions and other factors.

Litigation Settlement
In the first quarter 2016, we reached a litigation settlement that will result in the receipt of $49.0 million. Approximately $6.4 million of this amount was recognized as a reduction in general and administrative expenses in the consolidated statement of income in the year ended December 31, 2015, related to the legal expenses incurred as part of the litigation. The remaining $42.6 million will be recognized in the first quarter of 2016 as business interruption proceeds in the consolidated statement of income.

SCHEDULE I

Delek US Holdings, Inc.
Parent Company Only
Condensed Balance Sheets
(In millions, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$138.4	$186.9
Accounts receivable	1.6	0.9
Interest receivable from subsidiaries	7.3	2.1
Income tax receivable from subsidiaries	—	14.0
Other current assets	73.9	70.9
Total current assets	221.2	274.8
Property, plant and equipment:
Property, plant and equipment	35.4	28.4
Less: accumulated depreciation	(15.3)	(9.6)
Property, plant and equipment, net	20.1	18.8
Notes receivable from related parties	33.6	74.4
Equity method investment	564.5	—
Investment in subsidiaries	798.0	865.5
Other non-current assets	79.8	2.3
Total assets	$1,717.2	$1,235.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7.6	$3.1
Accounts payable to subsidiaries	69.0	74.6
Income tax payable to subsidiaries	5.6	—
Current portion of long-term debt and capital lease obligations	17.0	—
Accrued expenses and other current liabilities	49.7	24.5
Total current liabilities	148.9	102.2
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	120.0	17.0
Notes payable to subsidiaries	242.0	102.0
Deferred tax liabilities	49.1	7.3
Other non-current liabilities	4.0	5.6
Total non-current liabilities	415.1	131.9
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 66,946,721 shares and 60,637,525 shares issued at December 31, 2015 and 2014, respectively	0.6	0.6
Additional paid-in capital	639.2	395.1
Accumulated other comprehensive loss	(45.3)	(12.6)
Treasury stock, 4,809,701 and 3,365,561, at cost, as of December 31, 2015 and 2014, respectively.	(154.8)	(112.6)
Retained earnings	713.5	731.2
Total shareholders’ equity	1,153.2	1,001.7
Total liabilities and shareholders’ equity	$1,717.2	$1,235.8

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-11 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Statements of Income
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net sales	$—	$—	$—
Operating costs and expenses:
Cost of goods sold	31.6	(81.1)	8.8
General and administrative expenses	52.6	50.9	40.8
Depreciation and amortization	6.0	4.9	3.4
Total operating costs and expenses	90.2	(25.3)	53.0
Operating (loss) income	(90.2)	25.3	(53.0)
Interest expense	6.0	0.6	1.8
Interest income	(0.7)	(0.2)	—
Net interest expense from related parties	7.5	1.8	2.8
Income from investment in subsidiaries	(78.9)	(181.1)	(156.5)
Income from equity method investment	(2.6)	—	—
Total non-operating income, net	(68.7)	(178.9)	(151.9)
Income before income taxes	(21.5)	204.2	98.9
Income tax (benefit) expense	(40.9)	5.6	(18.8)
Net income	$19.4	$198.6	$117.7

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-11 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income attributable to Delek	$19.4	$198.6	$117.7
Other comprehensive (loss) income:
Commodity contracts designated as cash flow hedges:
Unrealized (losses) gains, net of ineffectiveness losses (gains) of $21.5 million, $6.3 million, and $(2.5) million for the years ended December 31, 2015, 2014 and 2013, respectively.	(41.4)	10.3	(6.6)
Realized gains reclassified to cost of goods sold	(0.7)	(22.6)	(0.7)
Loss on cash flow hedges, net	(42.1)	(12.3)	(7.3)
Income tax benefit	14.7	4.0	2.9
Net comprehensive loss on commodity contracts designated as cash flow hedges	(27.4)	(8.3)	(4.4)
Foreign currency translation loss	(0.3)	(0.3)	—
Other comprehensive loss from equity method investments, net of tax benefit of $2.7 million for the year ended December 31, 2015	(5.0)	—	—
Total other comprehensive loss	(32.7)	(8.6)	(4.4)
Comprehensive income	$(13.3)	$190.0	$113.3

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-11 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$19.4	$198.6	$117.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.0	4.9	3.4
Amortization of deferred financing costs	0.1	0.4	0.4
Deferred income taxes	69.0	12.8	12.1
Equity-based compensation expense	11.5	7.3	6.5
Income tax benefit of equity-based compensation	(0.8)	(0.8)	(4.7)
Income from subsidiaries	(78.9)	(181.1)	(156.5)
Income from equity method investment	(2.6)	—	—
Dividends from equity method investment	15.1	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(0.7)	(0.1)	(0.8)
Inventories and other current assets	(8.8)	5.6	(24.2)
Market value of derivatives	33.7	(47.7)	(5.3)
Receivables and payables from related parties	(5.2)	6.5	(8.6)
Accounts payable and other current liabilities	22.8	6.1	(4.9)
Non-current assets and liabilities, net	(89.2)	7.8	(6.4)
Net cash (used in) provided by operating activities	(8.6)	20.3	(71.3)
Cash flows from investing activities:
Business combinations	—	—	(5.1)
Purchase of non-controlling interest in equity method investment	(203.4)	—	—
Purchase of property, plant and equipment	(6.0)	(5.0)	(9.8)
Investment in subsidiaries	(6.1)	(24.3)	(46.4)
Dividends from subsidiaries	102.4	155.3	317.2
Net repayments of notes receivable from subsidiaries	40.8	(1.7)	(27.7)
Net cash (used in) provided by investing activities	(72.3)	124.3	228.2
Cash flows from financing activities:
Proceeds from long-term revolver	—	57.0	12.0
Payments on long-term revolver	—	(50.0)	(6.0)
Repayment of note payable to related party	—	(11.8)	—
Proceeds from notes payable to subsidiaries	155.0	—	—
Repayment of note payable to subsidiaries	(15.0)	—	(23.1)
Repayments of other debt instruments	(25.0)	—	(29.1)
Proceeds from exercise of stock options	0.2	1.1	7.4
Taxes paid due to the net settlement of equity-based compensation	(4.3)	(5.2)	(5.0)
Income tax benefit of equity-based compensation	0.8	0.8	4.7
Repurchase of common stock	(42.2)	(74.7)	(37.9)
Dividends paid	(37.1)	(59.2)	(57.3)
Net cash provided by (used in) financing activities	32.4	(142.0)	(134.3)
Net (decrease) increase in cash and cash equivalents	(48.5)	2.6	22.6
Cash and cash equivalents at the beginning of the period	186.9	184.3	161.7
Cash and cash equivalents at the end of the period	$138.4	$186.9	$184.3

Non-cash investing activity:
Equity method investment	$5.0	$—	$—
Increase (decrease) in accrued capital expenditures	$1.3	$(0.1)	$(1.8)

Non-cash financing activities:
Stock issued in connection with the Alon Acquisition	$230.7	$—	$—
Note payable issued in connection with the Alon Acquisition	$145.0	$—	$—

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-11 of this
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

By: /s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer
(Principal Executive Officer)

/s/ William J. Finnerty*
William J. Finnerty
Director

/s/ Carlos E. Jorda*
Carlos E. Jorda
Director

/s/ Charles H. Leonard*
Charles H. Leonard
Director

/s/ Gary M. Sullivan, Jr*
Gary M. Sullivan, Jr.
Director

/s/ Shlomo Zohar*
Shlomo Zohar
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

10.4	*	Delek US Holdings, Inc. 2006 Long-Term Incentive Plan (as amended through May 4, 2010) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 7, 2010).
10.4(a)	*
Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13(a) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.4(b)	*
Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(b) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.4(c)	*
Officer Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13(c) to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).

10.4(d)	*
Director Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 6, 2010).

10.4(e)	*
Employee Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 6, 2010).

10.4(f)	*
Form of Delek US Holdings, Inc. 2006 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 7, 2014).

10.5
Tyler Throughput and Tankage Agreement, dated July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 1, 2013).

10.6
Pipelines and Tankage Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on November 14, 2012).

10.7
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on November 14, 2012).

10.8	*	Employment Agreement, dated July 1, 2011, by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 9, 2011).
10.8(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Assaf Ginzburg (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 9, 2013).

10.8(b)	*	Employment Agreement, dated July 1, 2015, between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 5, 2015).
10.9	*
Employment Agreement, dated as of November 1, 2011, by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed on March 14, 2012).

10.9(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Frederec Green (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on May 9, 2013).
10.10	*
Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Harry P. (Pete) Daily (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed on March 14, 2012).

10.11	*	Employment Agreement, dated November 1, 2011, by and between Delek US Holdings, Inc. and Kent B. Thomas (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed on March 14, 2012).
10.12	‡
Amended and Restated Master Supply and Offtake Agreement, dated December 23, 2013, by and among J. Aron & Company, Lion Oil Company, and Lion Oil Trading & Transportation, LLC (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K/A filed on June 26, 2014).

10.13
Amended and restated asset-backed revolving credit agreement dated January 16, 2014 by and between Delek Refining, Ltd. as borrower and a consortium of lenders including Wells Fargo Bank, National Association as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 8, 2014).

10.14
El Dorado Throughput and Tankage Agreement, executed as of February 10, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 14, 2014).

10.15
Second Amended and Restated Omnibus Agreement, dated as of February 10, 2014, among Delek US Holdings, Inc., Lion Oil Company, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 14, 2014).

10.16
Third Amended and Restated Credit Agreement, dated May 6, 2014, between MAPCO Express, Inc. as borrower, Fifth Third Bank as arranger and administrative agent and a lender, Bank of America, N.A., as co-syndication Agent and a lender, BMO Capital Markets, as joint lead arranger and co-syndication agent, Regions Business Capital, as co-syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 7, 2014).

10.17	*	Employment Agreement, dated May 1, 2015, between Delek US Holdings, Inc. and Mark D. Smith (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 5, 2015).
10.18		Employment Agreement, dated November 6, 2012, by and between Delek US Holdings, Inc. and Dan L. Gordon (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 6, 2014).
10.19
Second Amended and Restated Credit Agreement, dated as of December 30, 2014, among Delek Logistics Partners, LP and each other borrower referenced therein, as borrowers, Fifth Third Bank, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 6, 2015).

10.20
Third Amended and Restated Omnibus Agreement, dated as of March 31, 2015, among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 7, 2015).

10.21
First Amendment to Third Amended and Restated Credit Agreement, dated March 27, 2015, between MAPCO Express, Inc. as borrower, Fifth Third Bank as joint lead arranger, sole book runner and administrative agent and a lender, Bank of America, N.A., as co-syndication Agent and a lender, BMO Capital Markets, as joint lead arranger and co-syndication agent, Regions Business Capital, as joint lead arranger and co-syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 7, 2015).

10.22
Second Amended and Restated Financing Agreement, dated May 14, 2015, among Lion Oil Company as borrower, certain subsidiaries of Lion Oil Company named therein as guarantors, the various institutions from time to time party to this Agreement, as Lenders, Fifth Third Bank as Administrative Agent and Lead Collateral Agent and Bank Hapoalim B.M., as Designated Account Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 20, 2015).

10.23
Amended and Restated Stockholder Agreement between Delek US Holdings, Inc. and Alon USA Energy, Inc. dated April 14, 2015 (incorporated by reference to Exhibit 99.2 to the Company's Schedule 13D filed on May 26, 2015).

10.24
First Amendment to Third Amended and Restated Omnibus Agreement, dated as of August 3, 2015, by and among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC. (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 5, 2015).

10.25	*	Employment Agreement, effective August 3, 2015, between Delek US Holdings, Inc. and Anthony L. Miller (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 6, 2015).
10.26	*	Employment Agreement, effective August 3, 2015, between Delek US Holdings, Inc. and Avigal Soreq (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed November 6, 2015).
21.1	§	Subsidiaries of the Registrant
23.1	§	Consent of Ernst & Young LLP
23.2	§	Consent of KPMG LLP
24.1	§	Power of Attorney
31.1	§	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
31.2	§	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
32.1	§	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	§	Audited financial statements of Alon Energy USA, Inc. as of December 31, 2015 and 2014, and for each of the years ended December 31, 2015, 2014 and 2013.
101
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

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