Form 10-Q
period 2016-03-31
Delek US Holdings, Inc.
filed 2016-05-06
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 2, 2016, there were 61,803,697 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$349.9	$302.2
Accounts receivable	213.6	233.0
Accounts receivable from related party	0.2	0.5
Inventories, net of lower of cost or market valuation	321.7	307.6
Other current assets	119.6	145.5
Total current assets	1,005.0	988.8
Property, plant and equipment:
Property, plant and equipment	2,102.7	2,100.1
Less: accumulated depreciation	(608.9)	(579.0)
Property, plant and equipment, net	1,493.8	1,521.1
Goodwill	74.4	74.4
Other intangibles, net	26.9	27.3
Equity method investments	596.9	605.2
Other non-current assets	109.3	108.1
Total assets	$3,306.3	$3,324.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$414.7	$397.6
Current portion of long-term debt and capital lease obligations	114.4	95.2
Obligation under Supply and Offtake Agreement	124.4	132.0
Accrued expenses and other current liabilities	177.0	134.9
Total current liabilities	830.5	759.7
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	847.6	880.5
Environmental liabilities, net of current portion	7.3	7.9
Asset retirement obligations	9.6	9.7
Deferred tax liabilities	231.6	247.9
Other non-current liabilities	63.5	65.3
Total non-current liabilities	1,159.6	1,211.3
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 66,987,187 shares and 66,946,721 shares issued at March 31, 2016 and December 31, 2015, respectively	0.7	0.7
Additional paid-in capital	642.8	639.2
Accumulated other comprehensive loss	(45.0)	(45.3)
Treasury stock, 4,989,910 shares and 4,809,701 shares, at cost, as of March 31, 2016 and December 31, 2015, respectively	(157.6)	(154.8)
Retained earnings	674.9	713.5
Non-controlling interest in subsidiaries	200.4	200.6
Total stockholders’ equity	1,316.2	1,353.9
Total liabilities and stockholders’ equity	$3,306.3	$3,324.9
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$1,105.9	$1,150.6
Operating costs and expenses:
Cost of goods sold	991.1	1,006.1
Operating expenses	101.9	91.4
Insurance proceeds — business interruption	(42.4)	—
General and administrative expenses	34.6	32.7
Depreciation and amortization	36.1	28.3
Other operating loss, net	0.3	—
Total operating costs and expenses	1,121.6	1,158.5
Operating loss	(15.7)	(7.9)
Interest expense	15.0	10.1
Interest income	(0.3)	(0.4)
Loss from equity method investments	18.0	—
Other loss (income), net	0.6	(0.9)
Total non-operating expenses, net	33.3	8.8
Loss before income tax benefit	(49.0)	(16.7)
Income tax benefit	(25.1)	(6.0)
Net loss	(23.9)	(10.7)
Net income attributed to non-controlling interest	5.3	5.4
Net loss attributable to Delek	$(29.2)	$(16.1)
Basic loss per share	$(0.47)	$(0.28)
Diluted loss per share	$(0.47)	$(0.28)
Weighted average common shares outstanding:
Basic	62,132,007	57,289,925
Diluted	62,132,007	57,289,925
Dividends declared per common share outstanding	$0.15	$0.15
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net loss attributable to Delek	$(29.2)	$(16.1)
Other comprehensive (loss) income:
Commodity contracts designated as cash flow hedges:
Unrealized losses, net of ineffectiveness losses of $1.0 million and $5.0 million for the three months ended March 31, 2016 and 2015, respectively.	(6.8)	(17.5)
Realized losses (gains) reclassified to cost of goods sold	7.3	(7.9)
Gain (loss) on cash flow hedges, net	0.5	(25.4)
Income tax (expense) benefit	(0.2)	8.9
Net comprehensive income (loss) on commodity contracts designated as cash flow hedges	0.3	(16.5)
Foreign currency translation gain (loss)	0.2	(0.1)
Other comprehensive loss from equity method investments, net of tax benefit of $0.1 million for the three months ended March 31, 2016	(0.2)	—
Total other comprehensive income (loss)	0.3	(16.6)
Comprehensive loss attributable to Delek	$(28.9)	$(32.7)
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(23.9)	$(10.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36.1	28.3
Amortization of deferred financing costs and debt discount	1.3	1.1
Accretion of asset retirement obligations	0.1	0.1
Deferred income taxes	(16.6)	(1.0)
Loss from equity method investments	18.0	—
Dividends from equity method investments	5.0	—
Loss on disposal of assets	0.3	—
Equity-based compensation expense	4.1	3.7
Income tax expense (benefit) of equity-based compensation	0.1	(0.5)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	19.7	6.0
Inventories and other current assets	3.0	(5.6)
Market value of derivatives	(1.3)	16.9
Accounts payable and other current liabilities	33.7	(72.5)
Obligation under Supply and Offtake Agreement	(7.6)	(14.0)
Non-current assets and liabilities, net	(0.1)	(13.3)
Net cash provided by (used in) operating activities	71.9	(61.5)
Cash flows from investing activities:
Equity method investments	(14.8)	(2.2)
Purchases of property, plant and equipment	(19.9)	(68.4)
Purchase of intangible assets	—	(7.2)
Proceeds from sales of assets	0.5	1.2
Net cash used in investing activities	(34.2)	(76.6)
Cash flows from financing activities:
Proceeds from long-term revolvers	146.9	226.2
Payments on long-term revolvers	(148.5)	(132.1)
Proceeds from term debt and capital lease obligations	0.5	2.0
Payments on term debt and capital lease obligations	(13.0)	(11.6)
Proceeds from product financing agreements	42.5	—
Taxes paid due to the net settlement of equity-based compensation	(0.2)	(1.1)
Income tax (expense) benefit of equity-based compensation	(0.1)	0.5
Repurchase of common stock	(2.8)	—
Distribution to non-controlling interest	(5.7)	(4.9)
Dividends paid	(9.4)	(8.2)
Deferred financing costs paid	(0.2)	(0.4)
Net cash provided by financing activities	10.0	70.4
Net increase (decrease) in cash and cash equivalents	47.7	(67.7)
Cash and cash equivalents at the beginning of the period	302.2	444.1
Cash and cash equivalents at the end of the period	$349.9	$376.4
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.1 million and $0.6 million in the 2016 and 2015 periods, respectively.	$16.5	$8.5
Income taxes	$0.1	$1.9
Non-cash investing activities:
Equity method investments	$—	$3.8
(Decrease) increase in accrued capital expenditures	$(10.0)	$22.3

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
Our condensed consolidated financial statements include the accounts of Delek and its consolidated subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 29, 2016 (the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K.
Our condensed consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics"), a variable interest entity. As the general partner of Delek Logistics, we have the sole ability to direct the activities of Delek Logistics that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are Delek Logistics' primary customer. As Delek Logistics does not derive an amount of gross margin material to us from third parties, there is limited risk to Delek associated with Delek Logistics' operations. However, in the event that Delek Logistics incurs a loss, our operating results will reflect Delek Logistics' loss, net of intercompany eliminations, to the extent of our ownership interest in Delek Logistics.
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
New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance that simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for excess tax benefits and deficiencies, classification of awards as either equity or liabilities and classification of excess tax benefits on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted for any interim or annual financial statements that have not yet been issued. Early adoption is permitted. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact adopting this new guidance will have on our business, financial condition or results of operations.
In February, 2016, the FASB issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial position for all leases previously accounted for as operating leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact adopting this new guidance will have on our business, financial condition or results of operations.
In February 2015, the FASB issued guidance that amends and simplifies the requirements for consolidation and provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporations and securitization structures, should be consolidated. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We adopted this guidance on the effective date and the adoption did not have a material impact on our business, financial condition or results of operations.

2. Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to Delek’s refining and marketing operations. As of March 31, 2016, we owned a 59.7% limited partner interest in Delek Logistics, and a 95.4% interest in Logistics GP, which owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek's partnership interest in Delek Logistics includes 14,798,516 common units and 495,445 general partner units.
We have agreements with Delek Logistics that, among other things, establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.
Delek Logistics is a variable interest entity as defined under GAAP and is consolidated into our condensed consolidated financial statements. With the exception of affiliate balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, as presented below, are included in the consolidated balance sheets of Delek (unaudited, in millions).

	March 31, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	$0.2	$—
Accounts receivable	29.2	35.0
Accounts receivable from related parties	3.3	—
Inventory	6.7	10.5
Other current assets	0.7	1.6
Net property, plant and equipment	250.7	253.8
Equity method investments	55.3	40.7
Goodwill	12.2	12.2
Intangible assets, net	15.2	15.5
Other non-current assets	5.7	6.0
Total assets	$379.2	$375.3
LIABILITIES AND DEFICIT
Accounts payable	$8.2	$6.9
Accounts payable to related parties	—	4.0
Accrued expenses and other current liabilities	9.9	9.8
Revolving credit facility	357.9	351.6
Asset retirement obligations	3.5	3.5
Other non-current liabilities	10.7	10.5
Deficit	(11.0)	(11.0)
Total liabilities and deficit	$379.2	$375.3

3. Equity Method Investments
On May 14, 2015, Delek acquired from Alon Israel Oil Company, Ltd. ("Alon Israel") approximately 33.7 million shares of common stock (the "ALJ Shares") of Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA") pursuant to the terms of a stock purchase agreement with Alon Israel dated April 14, 2015 (the "Alon Acquisition"). The ALJ Shares represented an equity interest in Alon USA of approximately 48%. We acquired the ALJ Shares for the following combination of cash, stock and seller-financed debt:

•	Delek issued 6,000,000 restricted shares of its common stock, par value $0.01 per share, to Alon Israel;

•	Delek issued an unsecured $145.0 million term promissory note payable to Alon Israel (the "Alon Israel Note") (see Note 6 for further information);

•	Delek paid Alon Israel $200.0 million in cash at closing funded with a combination of cash on hand and borrowings under the Lion Term Loan (as defined in Note 6); and

•	Delek agreed to pay Alon Israel $5.0 million of additional cash consideration, to be paid ratably in annual installments over a period of five years.
Delek will also issue an additional 200,000 restricted shares of its common stock to Alon Israel if the closing price of Delek's common stock is greater than $50.00 per share for at least 30 consecutive trading days that end on or before May 14, 2017.
As of March 31, 2016, our investment balance in Alon USA was $541.6 million and the excess of our initial investment over our net equity in the underlying net assets of Alon USA was approximately $258.4 million. This excess is included in equity method investments in our consolidated balance sheet and a portion has been attributed to property, plant and equipment and definite lived intangible assets. These portions of the excess will be amortized as a reduction to earnings from equity method investments on a straight-line basis over the lives of the related assets. The earnings or losses from this equity method investment reflected in our consolidated statements of income include our share of net earnings or losses directly attributable to this equity method investment, and amortization of the excess of our investment balance over the underlying net assets of Alon USA.
Below is summarized financial information of the financial position and results of operations of Alon USA, as of March 31, 2016 and for the three months ended March 31, 2016 (in millions):

Balance Sheet Information	March 31, 2016
Current assets	$514.7
Non-current assets	1,698.6
Current liabilities	469.3
Non-current liabilities	1,553.7
Non-controlling interests	62.4

Income Statement Information	Three Months Ended March 31, 2016
Revenue	$850.0
Gross profit	114.8
Pre-tax loss	(57.3)
Net loss	(36.1)
Net loss attributable to Alon USA	(35.5)
Also, in March 2015, Delek Logistics entered into two joint ventures that are currently constructing logistics assets, which will serve third parties and subsidiaries of Delek. Delek Logistics' investment in these joint ventures is expected to be financed through a combination of cash from operations and borrowings under the DKL Revolver (as defined in Note 6). As of March 31, 2016, Delek Logistics' investment in these joint ventures totaled $55.3 million and was accounted for using the equity method.

4. Inventory
Refinery inventory consists of crude oil, work-in-process, refined products and blendstocks which are stated at the lower of cost or market. Cost of inventory for the Tyler refinery is determined under the last-in, first- out ("LIFO") valuation method. Cost of inventory for the El Dorado refinery is determined on a first-in, first-out ("FIFO") basis. Cost of crude oil, refined product and feedstock inventories in excess of market value are charged to cost of goods sold.
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
Carrying value of inventories consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Refinery raw materials and supplies	$119.3	$85.9
Refinery work in process	25.1	27.8
Refinery finished goods	135.5	146.8
Retail fuel	8.1	9.5
Retail merchandise	27.0	27.1
Logistics refined products	6.7	10.5
Total inventories	$321.7	$307.6
Due to a lower crude oil and refined product pricing environment experienced since the end of 2014, market prices have declined to a level below the average cost of our inventories. At March 31, 2016, we recorded a pre-tax lower of cost or market reserve of $46.2 million, of which $45.8 million related to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, should market prices recover. At December 31, 2015, we recorded a pre-tax lower of cost or market reserve of $50.9 million, of which $49.8 million related to LIFO inventory, which reversed in the first quarter of 2016, as the inventories associated with the valuation adjustment at the end of 2015 were sold or used. For the three months ended March 31, 2016 and 2015, we recognized net lower of cost or market gains of $3.6 million and $3.3 million, respectively, which were recorded as a component of cost of goods sold in the consolidated statements of income.
At March 31, 2016 and December 31, 2015, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $0.2 million and $0.1 million, respectively.
Permanent Liquidations
We incurred a permanent reduction in a LIFO layer resulting in a liquidation loss in our refinery inventory of $3.3 million and $3.6 million during the three months ended March 31, 2016 and 2015, respectively. These liquidations were recognized as a component of cost of goods sold.
5. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Master Supply and Offtake Agreement (the "Supply and Offtake Agreement") with J. Aron & Company ("J. Aron"). Throughout the term of the Supply and Offtake Agreement, which was amended on December 23, 2013 to expire on April 30, 2017, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 barrels per day ("bpd") of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a payable related to this monthly settlement of $8.8 million and $11.4 million as of March 31, 2016 and December 31, 2015, respectively. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
While title to the inventories is retained by J. Aron, this arrangement is accounted for as a product financing arrangement. Delek incurred fees payable to J. Aron of $2.5 million and $2.6 million during the three months ended March 31, 2016 and 2015, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the Supply and Offtake Agreement on April 30, 2017, or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At March 31, 2016, Delek had 3.0 million barrels of inventory consigned for J. Aron, and we have recorded liabilities associated with this consigned inventory of $124.4 million in the condensed consolidated balance sheet.
6. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	March 31, 2016	December 31, 2015
MAPCO Revolver	$110.4	$118.3
DKL Revolver	357.9	351.6
Wells Term Loan(1)	34.8	40.6
Reliant Bank Revolver	17.0	17.0
Promissory Notes	192.0	191.7
Lion Term Loan Facility(2)	249.5	256.1
Capital Lease Obligations	0.4	0.4
	962.0	975.7
Less: Current portion of long-term debt, notes payable and capital lease obligations	114.4	95.2
	$847.6	$880.5

(1)	The Wells Term Loan is net of deferred financing costs of $0.2 million as of both March 31, 2016 and December 31, 2015.

(2)
The Lion Term Loan Facility is net of deferred financing costs of $3.6 million and $3.8 million, respectively, and debt discounts of $1.3 million and $1.4 million, respectively, at March 31, 2016 and December 31, 2015.

MAPCO Revolver
Our subsidiary, MAPCO Express, has a revolving credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders that was amended and restated on May 6, 2014 (the "MAPCO Revolver"). The MAPCO Revolver consists of a $160.0 million revolving credit limit which includes (i) a $10.0 million swing line loan sub-limit; (ii) a $40.0 million letter of credit sub-limit; and (iii) an accordion feature which permits an increase in borrowings by up to $50.0 million, subject to additional lender commitments. As of March 31, 2016, we had $110.4 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $3.0 million, with approximately $46.6 million of unused credit commitments. Borrowings under the MAPCO Revolver are secured by (i) substantially all the assets of MAPCO Express and its subsidiaries, subject to certain exceptions and limitations, (ii) all of Delek’s shares in MAPCO Express, and (iii) a limited guaranty provided by Delek of up to $50.0 million in obligations. The MAPCO Revolver will mature on May 6, 2019. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or London Interbank Offered Rate ("LIBOR") rate loans. At March 31, 2016, the weighted average borrowing rate under the MAPCO Revolver was approximately 2.63%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2016, this fee was 0.25% per year.
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
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of March 31, 2016, the principal amount of the Holdings Note was $102.0 million.

The DKL Revolver will mature on December 30, 2019. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR, or a Canadian Dealer Offered Rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin, in each case, varies based upon Delek Logistics' leverage ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At March 31, 2016, the weighted average borrowing rate was approximately 2.76%. Additionally, the DKL Revolver requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2016, this fee was 0.40% per year. As of March 31, 2016, Delek Logistics had $357.9 million of outstanding borrowings under the credit facility, as well as letters of credit issued of $5.0 million. Unused credit commitments under the DKL Revolver, as of March 31, 2016, were approximately $337.1 million.
Wells ABL
Our subsidiary, Delek Refining, Ltd., has an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the "Wells ABL") that consists of (i) a $600.0 million revolving loan (the "Wells Revolving Loan"), which includes a $55.0 million swing line loan sub-limit and a $550.0 million letter of credit sub-limit, (ii) a $70.0 million delayed single draw term loan (the "Wells Term Loan"), and (iii) an accordion feature which permits an increase in the size of the revolving credit facility to an aggregate of $875.0 million, subject to additional lender commitments and the satisfaction of certain other conditions precedent. The Wells Revolving Loan matures on January 16, 2019 and the Wells Term Loan matures on December 31, 2016. The Wells Term Loan is subject to repayment in level principal installments of approximately $5.8 million per quarter, with a final balloon payment due on December 31, 2016. As of March 31, 2016, under the Wells ABL, we had letters of credit issued totaling approximately $91.5 million and a nominal amount outstanding under the Wells Revolving Loan; under the Wells Term Loan we had approximately $35.0 million outstanding. The obligations under the Wells ABL are secured by (i) substantially all the assets of Refining and its subsidiaries, with certain limitations, (ii) a limited guarantee provided by Delek in an amount up to $15.0 million and (iii) a limited guarantee provided by Lion Oil in an amount equal to the sum of the face amount of all letters of credit issued on behalf of Lion Oil under the Wells ABL and any loans made by Refining or its subsidiaries to Lion Oil. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the Wells Revolving Loan and Wells Term Loan bear interest based on separate predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At March 31, 2016, the weighted average borrowing rate under the Wells Term Loan was approximately 4.18%. Additionally, the Wells ABL requires us to pay a quarterly unused credit commitment fee. As of March 31, 2016, this fee was approximately 0.38% per year. Unused borrowing base availability, as calculated and reported under the terms of the Wells ABL credit facility, as of March 31, 2016, was $165.5 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank, which was amended on June 26, 2014 (the "Reliant Bank Revolver"). The Reliant Bank Revolver provides for unsecured loans of up to $17.0 million. As of March 31, 2016, we had $17.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2016, and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of March 31, 2016, we had no unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
In 2011, Delek began construction on new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate notes for each BTS project with Standard Insurance Company (collectively, the "Notes") varying in size from $1.0 million to $2.2 million. The Notes bear interest at fixed rates, ranging from 5.00% to 6.38% per annum. Each of the Notes is secured by the land or leasehold interest, as applicable, and the building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, payments of principal on each respective Note are due over a ten-year term calculated using a 25-year amortization schedule. If any Note is not paid in full after the initial ten-year period, we may continue to make monthly payments under the Note; however, the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first 20-year period. The final maturity dates of the Notes range from June 1, 2036 to December 1, 2041. As of March 31, 2016, we had amounts drawn under 33 Notes related to these BTS projects, for a total amount of approximately $52.0 million outstanding under the Notes.
On April 29, 2011, Delek entered into a $50.0 million promissory note (the "Ergon Note") with Ergon, Inc. ("Ergon") in connection with the closing of our acquisition of Lion Oil. As of March 31, 2016, $20.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each, commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.00% per annum.
On May 14, 2015, in connection with the closing of the Company’s acquisition of the ALJ Shares, the Company issued the Alon Israel Note, which was payable to Alon Israel. The Alon Israel Note bears interest at a fixed rate of 5.50% per annum and requires five annual principal amortization payments of $25.0 million beginning in January 2016 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. In October 2015, we prepaid the first annual principal amortization payment in the amount of $25.0 million, along with all interest due on the prepaid amount. On December 22, 2015, Alon Israel assigned the remaining $120.0 million of principal and all accrued interest due under the Alon Israel Note to assignees under four new notes in substantially the same form and on the same terms as the Alon Israel Note (collectively, the "Alon Successor Notes"). The $120.0 million in total principal of the four Alon Successor Notes collectively require the same principal amortization payments and schedule as under the Alon Israel Note, with payments due under each Alon Successor Note commensurate to such note's pro rata share of $120.0 million in assigned principal. As of March 31, 2016, a total principal amount of $120.0 million was outstanding under the Alon Successor Notes.
Lion Term Loan
Our subsidiary, Lion Oil, has a term loan credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which was amended and restated on May 14, 2015 in connection with the Company’s closing of the Alon Acquisition to, among other things, increase the total loan size from $99.0 million to $275.0 million (the "Lion Term Loan"). The Lion Term Loan requires Lion Oil to make quarterly principal amortization payments of approximately $6.9 million each, commencing on September 30, 2015, with a final balloon payment due at maturity on May 14, 2020. The Lion Term Loan is secured by, among other things, (i) substantially all the assets of Lion Oil and its subsidiaries (excluding inventory and accounts receivable), (ii) all shares in Lion Oil, (iii) any subordinated and common units of Delek Logistics held by Lion Oil, and (iv) the ALJ Shares. Additionally, the Lion Term Loan is guaranteed by Delek and the subsidiaries of Lion Oil. Interest on the unpaid balance of the Lion Term Loan is computed at a rate per annum equal to LIBOR or a base rate, at our election, plus the applicable margins, subject in each case to an all-in interest rate floor of 5.50% per annum. As of March 31, 2016, $254.4 million was outstanding under the Lion Term Loan and the weighted average borrowing rate was 5.50%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, DKL Revolver, Reliant Bank Revolver and Lion Term Loan, we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with separate fixed charge coverage ratio financial covenants under the Wells ABL and the Lion Term Loan during the three months ended March 31, 2016, we may be required to comply with these covenants at times when certain trigger thresholds are met, as defined in each of the Wells ABL and Lion Term Loan agreements. We believe we were in compliance with all covenant requirements under each of our credit facilities as of March 31, 2016.
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
Interest-Rate Derivative Instruments
Delek had an interest rate cap agreement in place for a notional amount of $45.0 million, which matured in February 2016. This agreement, and similar interest rate hedge agreements in place that matured during 2015, were intended to economically hedge floating interest rate risk related to a portion of our existing debt. However, as we have elected not to apply the permitted hedge accounting treatment, including formal hedge designation and documentation, in accordance with the provisions of Accounting Standards Codification ("ASC") 815, Derivatives and Hedging ("ASC 815"), the fair value of the derivatives is recorded in other current assets in the accompanying condensed consolidated balance sheets with the offset recognized in interest expense in the accompanying condensed consolidated statements of income. The interest rate cap agreement had no fair value as of December 31, 2015.
In accordance with ASC 815, we recorded expense representing cash settlements and changes in estimated fair value of the interest rate derivative agreements of $0.1 million for the three months ended March 31, 2015. This amount is included in interest expense in the accompanying consolidated statement of income. There was no expense related to interest rate derivative agreements for the three months ended March 31, 2016.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to apply that treatment for future transactions.

7. Other Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	March 31, 2016	December 31, 2015
Prepaid assets	$16.6	$12.2
Short-term derivative assets (see Note 14)	21.9	30.7
Income and other tax receivables	63.6	86.9
RINs Obligation surplus (see Note 13)	12.5	12.9
Other	5.0	2.8
Total	$119.6	$145.5

The detail of other non-current assets is as follows (in millions):

Other Non-Current Assets	March 31, 2016	December 31, 2015
Prepaid tax asset	$65.0	$65.8
Deferred financing costs	11.2	11.9
Long-term income tax receivables	3.0	3.0
Supply and Offtake receivable	20.2	20.2
Long-term derivative assets (see Note 14)	2.2	—
Other	7.7	7.2
Total	$109.3	$108.1
The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	March 31, 2016	December 31, 2015
Income and other taxes payable	$53.1	$58.0
Short-term derivative liabilities (see Note 14)	3.4	10.2
Interest payable	5.1	7.8
Employee costs	17.2	16.0
Environmental liabilities (see Note 15)	1.4	1.0
Product financing agreements	42.5	—
RINs Obligation deficit (see Note 13)	30.1	22.0
Other	24.2	19.9
Total	$177.0	$134.9
The detail of other non-current liabilities is as follows (in millions):

Other Non-Current Liabilities	March 31, 2016	December 31, 2015
Long-term derivative liabilities (see Note 14)	$47.4	$48.9
Other	$16.1	$16.4
Total	$63.5	$65.3

8. Stockholders' Equity

Changes to equity during the three months ended March 31, 2016 are presented below (in millions, except per share amounts):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2015	$1,153.3	$200.6	$1,353.9
Net (loss) income	(29.2)	5.3	(23.9)
Unrealized gain on cash flow hedges, net of income tax expense of $0.2 million and ineffectiveness loss of $1.0 million	0.3	—	0.3
Foreign currency translation gain	0.2	—	0.2
Other comprehensive loss from equity method investments, net of income tax benefit of $0.1 million	(0.2)	—	(0.2)
Common stock dividends ($0.15 per share)	(9.4)	—	(9.4)
Distribution to non-controlling interest	—	(5.7)	(5.7)
Equity-based compensation expense	3.9	0.2	4.1
Purchase of common stock	(2.8)	—	(2.8)
Income tax expense from equity-based compensation expense	(0.1)	—	(0.1)
Taxes paid due to the net settlement of equity-based compensation	(0.2)	—	(0.2)
Balance at March 31, 2016	$1,115.8	$200.4	$1,316.2

Dividends

During the three months ended March 31, 2016, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Payment Date
February 25, 2016	$0.15	March 15, 2016	March 29, 2016

Stock Repurchase Program

In 2016, our Board of Directors has authorized common stock repurchases in the aggregate amount of up to $125.0 million. Any repurchases may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend upon prevailing market prices, general economic and market conditions and other considerations. The stock repurchase authorization does not obligate us to acquire any particular amount of stock and any unused portion of the authorization will expire on December 31, 2016. During the three months ended March 31, 2016, 180,209 shares of our common stock were repurchased, for a total of $2.8 million, under the stock repurchase authorization.

9. Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  Based on our current projections, which have fluctuated as a result of changes in oil prices and the related crack spread, we believe that using actual year-to-date results to compute our effective tax rate will produce a more reliable estimate of our tax expense or benefit for the three months ended March 31, 2016.  As such, in contrast with our previous methods of recording income tax expense, we recorded a tax provision for the three months ended March 31, 2016 based on actual year-to-date results, in accordance with ASC 740.
Our effective tax rate was 51.2% for the three months ended March 31, 2016, compared to 35.9% for the three months ended March 31, 2015. The increase in our effective tax rate in the three months ended March 31, 2016 was primarily due to the change in methodology from using an estimated annual effective tax rate to an actual three month effective tax rate, as well as the benefit that we received from certain tax credits and other favorable permanent items impacting our quarterly results.
At March 31, 2016, Delek had unrecognized tax benefits of $0.2 million that, if recognized, would affect our effective tax rate. Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. Interest of a nominal amount was recognized related to unrecognized tax benefits during each of the three months ended March 31, 2016 and 2015.
10. Equity-Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
Compensation expense for Delek equity-based awards amounted to $3.6 million ($2.3 million, net of taxes) and $3.2 million ($2.1 million, net of taxes) for the three months ended March 31, 2016 and 2015, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of March 31, 2016, there was $27.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years.
We issued 40,466 and 80,343 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three months ended March 31, 2016 and 2015, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. Such withheld shares totaled 12,183 and 63,173 shares during the three months ended March 31, 2016 and 2015, respectively.
On May 5, 2016, our stockholders approved the 2016 Long-Term Incentive Plan (the “2016 Plan”). The 2016 Plan replaces our 2006 Plan, which expired on April 17, 2016, ten years after its effective date. See Note 16 for further information.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for Delek Logistics GP equity-based awards was $0.4 million ($0.3 million, net of taxes) for both the three months ended March 31, 2016 and 2015. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of March 31, 2016, there was $2.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.
11. Earnings (Loss) Per Share
Basic and diluted earnings per share are computed by dividing net income (loss) by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings (loss) per share are as follows:

	Three Months Ended
	March 31,
	2016	2015
Weighted average common shares outstanding	62,132,007	57,289,925
Dilutive effect of equity instruments	—	—
Weighted average common shares outstanding, assuming dilution	62,132,007	57,289,925
Outstanding common share equivalents totaling 2,981,508 and 2,128,842 were excluded from the diluted earnings per share calculation for the three months ended March 31, 2016 and 2015, respectively, as these common share equivalents did not have a dilutive effect under the treasury stock method. These amounts include outstanding common share equivalents totaling 208,933 and 537,954 that were excluded from the diluted earnings per share calculation for the three months ended March 31, 2016 and 2015, respectively, due to the net loss for the period.
12. Segment Data
We aggregate our operating units into three reportable segments: refining, logistics and retail. Our corporate activities, results of certain immaterial operating segments, our equity method investment in Alon USA and intercompany eliminations are reported in the corporate, other and eliminations segment. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of the reportable segments based on the segment contribution margin.

Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Operations which are not specifically included in the reportable segments are included in the corporate and other category, which primarily consists of operating expenses, depreciation and amortization expense and interest income and expense associated with our corporate headquarters.
The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 155,000 bpd, including the 75,000 bpd Tyler refinery and the 80,000 bpd El Dorado refinery. The refining segment also owns and operates two biodiesel facilities involved in the production of biodiesel fuels and related activities.
Our logistics segment owns and operates crude oil and refined products logistics and marketing assets. The logistics segment generates revenue and subsequently contribution margin by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing intermediate and refined products.
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of March 31, 2016, we had 355 stores in total, consisting of 189 located in Tennessee, 92 in Alabama, 43 in Georgia, 13 in Arkansas, eight in Virginia, six in Kentucky and four in Mississippi. The retail fuel and convenience stores operate under Delek's MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 62 contracted dealer locations as of March 31, 2016. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining segment has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $3.9 million and $3.0 million during the three months ended March 31, 2016 and 2015, respectively. Additionally, the refining segment pays crude transportation, terminalling and storage fees to the logistics segment for the utilization of pipeline, terminal and storage assets. These fees were $31.0 million and $27.6 million during the three months ended March 31, 2016 and 2015, respectively. The logistics segment also sold $1.5 million and $1.6 million of Renewable Identification Numbers ("RINs") to the refining segment during the three months ended March 31, 2016 and 2015, respectively. The refining segment recorded sales and fee revenues from the retail and logistics segments in the amount of $91.4 million and $126.3 million during the three months ended March 31, 2016 and 2015, respectively. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended March 31, 2016
(In millions)	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$735.9	$301.6	$67.7	$0.7	$1,105.9
Intercompany fees and sales	91.4	—	36.4	(127.8)	—
Operating costs and expenses:
Cost of goods sold	787.9	256.2	66.8	(119.8)	991.1
Operating expenses	58.3	33.4	10.5	(0.3)	101.9
Insurance proceeds — business interruption	(42.4)	—	—	—	(42.4)
Segment contribution margin	$23.5	$12.0	$26.8	$(7.0)	55.3
General and administrative expenses					34.6
Depreciation and amortization					36.1
Other operating loss					0.3
Operating loss					$(15.7)
Total assets	$1,947.4	$436.0	$379.2	$543.7	$3,306.3
Capital spending (excluding business combinations)	$3.3	$1.9	$1.1	$3.6	$9.9

	Three Months Ended March 31, 2015
	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$700.7	$338.0	$111.2	$0.7	$1,150.6
Intercompany fees and sales	126.3	—	32.3	(158.6)	—
Operating costs and expenses:
Cost of goods sold	756.9	293.2	108.4	(152.4)	1,006.1
Operating expenses	48.2	32.5	10.8	(0.1)	91.4
Segment contribution margin	$21.9	$12.3	$24.3	$(5.4)	53.1
General and administrative expenses					32.7
Depreciation and amortization					28.3
Operating loss					$(7.9)
Total assets	$1,932.9	$450.2	$332.6	$178.2	$2,893.9
Capital spending (excluding business combinations)	$85.0	$1.3	$3.8	$0.6	$90.7

Property, plant and equipment and accumulated depreciation as of March 31, 2016 and depreciation expense by reporting segment for the three months ended March 31, 2016 are as follows (in millions):

	Refining	Retail	Logistics	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$1,187.8	$529.0	$327.2	$58.7	$2,102.7
Less: Accumulated depreciation	(303.8)	(213.4)	(76.5)	(15.2)	(608.9)
Property, plant and equipment, net	$884.0	$315.6	$250.7	$43.5	$1,493.8
Depreciation expense for the three months ended March 31, 2016	$21.7	$7.9	$4.7	$1.4	$35.7
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
The U.S. Environmental Protection Agency ("EPA") requires certain refiners to blend biofuels into the fuel products they produce pursuant to the EPA’s Renewable Fuel Standard - 2.  Alternatively, credits called RINs, which may be generated and/or purchased, can be used to satisfy this obligation instead of physically blending biofuels ("RINs Obligation"). Our RINs Obligation surplus or deficit is based on the amount of RINs we must purchase, net of amounts internally generated and the price of those RINs as of the balance sheet date. The RINs Obligation surplus or deficit is categorized as Level 2 and is measured at fair value based on quoted prices from an independent pricing service.

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2016 and December 31, 2015, was as follows (in millions):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$168.4	$—	$168.4
RINs Obligation surplus	—	12.5	—	12.5
Total assets	—	180.9	—	180.9
Liabilities
OTC commodity swaps	—	(228.9)	—	(228.9)
RINs Obligation deficit	—	(30.1)	—	(30.1)
Total liabilities	—	(259.0)	—	(259.0)
Net liabilities	$—	$(78.1)	$—	$(78.1)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$295.2	$—	$295.2
RINs Obligation surplus	—	12.9	—	12.9
Total assets	—	308.1	—	308.1
Liabilities
OTC commodity swaps	—	(347.5)	—	(347.5)
RINs Obligation deficit	—	(22.0)	—	(22.0)
Total liabilities	—	(369.5)	—	(369.5)
Net liabilities	$—	$(61.4)	$—	$(61.4)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of March 31, 2016 and December 31, 2015, $33.7 million and $23.9 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty.

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

The following table presents the fair value of our derivative instruments as of March 31, 2016 and December 31, 2015. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets (in millions):

		March 31, 2016		December 31, 2015
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$107.9	$(101.5)	$199.4	$(162.3)
OTC commodity swaps(1)	Other current liabilities	56.1	(59.3)	74.0	(83.6)
OTC commodity swaps(1)	Other long term assets	4.4	(2.2)	—	—
OTC commodity swaps(1)	Other long term liabilities	—	(1.6)	6.6	(5.6)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	—	(18.5)	10.8	(41.1)
OTC commodity swaps(1)	Other current liabilities	—	—	4.4	(5.0)
OTC commodity swaps(1)	Other long term liabilities	—	(45.8)	—	(49.9)
Total gross fair value of derivatives		$168.4	$(228.9)	$295.2	$(347.5)
Less: Counterparty netting and cash collateral(2)		144.3	(178.0)	264.4	(288.3)
Less: Amounts subject to master netting arrangements that are not netted on the balance sheet		13.8	(13.8)	14.3	(14.3)
Total net fair value of derivatives		$10.3	$(37.1)	$16.5	$(44.9)

(1)
As of March 31, 2016 and December 31, 2015, we had open derivative positions representing 11,531,750 barrels and 6,413,150 barrels, respectively, of crude oil and refined petroleum products. Of these open positions, contracts representing 2,111,000 barrels and 3,324,400 barrels were designated as hedging instruments as of March 31, 2016 and December 31, 2015, respectively.

(2)	As of March 31, 2016 and December 31, 2015, $33.7 million and $23.9 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total (losses) gains on our commodity derivatives recorded in cost of goods sold on the condensed consolidated statements of income for the three months ended March 31, 2016 and 2015 are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Gains on derivatives not designated as hedging instruments	$0.5	$5.4
Realized (losses) gains reclassified out of OCI on derivatives designated as cash flow hedging instruments	(7.3)	7.9
Losses recognized due to cash flow hedging ineffectiveness	(1.0)	(5.0)
Total	$(7.8)	$8.3

We also recorded expense representing cash settlements and changes in estimated fair value of our interest rate derivative agreements of $0.1 million for the three months ended March 31, 2015. These amounts are included in interest expense in the accompanying consolidated statements of income. There were no interest rate derivative agreements in place as of March 31, 2016 and we recognized no expense related to interest rate derivative agreements for the three months ended March 31, 2016.

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2016 or 2015. As of March 31, 2016 and December 31, 2015, losses of $39.4 million and $39.7 million, respectively, on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. (Losses) gains of $(4.7) million and $5.0 million, net of tax, on settled contracts were reclassified into cost of sales during the three months ended March 31, 2016 and 2015, respectively. We estimate that $28.8 million of deferred losses will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the three months ended March 31, 2016 and March 31, 2015, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting.
15. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters.
In 2013, we experienced a security breach by third-party hackers that may have compromised the credit/debit card information of certain of our retail segment customers. The incident involved credit/debit card payments for transactions at certain retail locations between March 19-25, 2013, April 14-15, 2013 and April 20-21, 2013, and several lawsuits have been brought against us as a result of this incident. Although we are unable to definitively determine the extent of any potential losses related to this breach, we do not believe that this incident will have a material adverse effect on our business, financial condition or results of operations.
Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
Self-insurance
Delek is self-insured for workers’ compensation claims up to $1.0 million on a per-accident basis. We self-insure for general liability claims up to $4.0 million on a per-occurrence basis. We self-insure for auto liability up to $4.0 million on a per-accident basis.
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
As of March 31, 2016, we have recorded an environmental liability of approximately $8.7 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. We expect approximately $0.4 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.4 million in other current assets in our condensed consolidated balance sheet as of March 31, 2016. Approximately $1.4 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
We have experienced several crude oil releases from pipelines owned by our logistics segment, including, but not limited to, a release at Magnolia Station in March 2013, a release near Macedonia, Arkansas in October 2013 and a release near Woodville, Texas in January 2016. In June 2015, the United States Department of Justice notified Delek Logistics that they were evaluating an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from the March 2013 Magnolia Station release. We are currently attempting to negotiate a resolution to this matter with the EPA and the State of Arkansas, which may include monetary penalties and/or other relief. Based on current information available to us, we do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
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
Letters of Credit
As of March 31, 2016, we had in place letters of credit totaling approximately $102.1 million with various financial institutions securing obligations primarily with respect to our crude oil purchases for the refining segment, our gasoline and diesel purchases for the logistics segment and our workers’ compensation and general liability self-insurance programs. No amounts were drawn by beneficiaries of these letters of credit at March 31, 2016.

16. Subsequent Events
Dividend Declaration
On May 4, 2016, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on June 14, 2016 to shareholders of record on May 24, 2016.
2016 Long-Term Incentive Plan
On May 5, 2016, our stockholders approved our 2016 Long-Term Incentive Plan (the “2016 Plan”). The 2016 Plan replaces our 2006 Long-Term Incentive Plan, which expired on April 17, 2016, ten years after its effective date. The 2016 Plan allows Delek to grant stock options, SARs, restricted stock, RSUs, performance awards and other stock-based awards of up to 4,400,000 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates.  Stock options and SARs issued under the 2016 Plan are granted at prices equal to (or greater than) the fair market value of Delek's common stock on the grant date and are generally subject to a vesting period of one year or more. No awards will be made under the 2016 Plan after May 5, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 29, 2016 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. Unless the context otherwise requires, references to "Delek," "the Company," and "we," "our," or "us," and like terms refer to Delek US Holdings, Inc. and its consolidated subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products;

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	our ability to execute our strategy of growth through acquisitions and the transactional risks inherent in such acquisitions;

•	diminution in value of long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	volatility of derivative instruments;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital and periodic turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels or costs;

•	changes in our ability to continue to access the credit markets;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products; and

•	other factors discussed under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and in our other filings with the SEC.
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
Executive Summary and Strategic Overview
Business Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) refining, (2) logistics, and (3) retail. Our refining segment operates refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude throughput capacity of 155,000 barrels per day ("bpd"). Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for our refining segment , as well as third parties. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 355 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.
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
Our profitability in the refining segment is substantially determined by the difference between the cost of the crude oil feedstocks we purchase and the price of the refined products we sell, referred to as the "crack spread", "refining margin" or "refined product margin." The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refineries depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include operating costs (particularly the cost of natural gas used for fuel and the cost of electricity), seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the fluctuations in the cost of crude oil are typically reflected in the prices of light refined products, such as gasoline and diesel fuel, the price of other residual products, such as asphalt, coke, carbon black oil and liquefied petroleum gas ("LPG"), are less likely to move in parallel with crude cost. This could cause additional pressure on our realized margin during periods of rising or falling crude oil prices. Additionally, our margins are impacted by the pricing differentials of the various types and sources of crude oil we use at our two refineries and their relation to product pricing, such as the differentials between Midland West Texas Intermediate crude oil ("WTI") and Cushing WTI or Cushing WTI and Brent crude oil.
For our Tyler refinery, we compare our per barrel refined product margin to a well established industry metric: the U.S. Gulf Coast 5-3-2 crack spread ("Gulf Coast crack spread"). The Gulf Coast crack spread is used as a benchmark for measuring a refinery's product margins by measuring the difference between the market price of light products and crude oil. It represents the approximate gross margin resulting from processing one barrel of crude oil into three-fifths of a barrel of gasoline and two-fifths of a barrel of high-sulfur diesel. We calculate the Gulf Coast crack spread using the market value of U.S. Gulf Coast Pipeline CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the first month futures price of WTI on the New York Mercantile Exchange ("NYMEX"). U.S. Gulf Coast CBOB is a grade of gasoline commonly blended with biofuels and marketed as Regular Unleaded at retail locations. U.S. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra low sulfur diesel) are priced. The NYMEX is a commodities trading exchange where contracts for the future delivery of petroleum products are bought and sold.
The crude oil and product slate flexibility of the El Dorado refinery allows us to take advantage of changes in the crude oil and product markets; therefore, we anticipate that the quantities and varieties of crude oil processed and products manufactured at the El Dorado refinery will continue to vary. Thus, we do not believe that it is possible to develop a reasonable refined product margin benchmark that would accurately portray our refined product margins at the El Dorado refinery.
The cost to acquire the refined fuel products we sell to our wholesale customers in our logistics segment and to retail customers at our convenience stores in our retail segment depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Our retail merchandise sales are driven by our ability to offer competitive prices on the products we offer, the accessibility of our convenience store locations, our ability to offer a high level of customer service and our ability to effectively promote our convenience brand in the regional markets we serve. Motor fuel margin is defined as gross sales less the delivered cost of fuel and motor fuel taxes and is measured on a cents per gallon basis. Our motor fuel margins are impacted by local supply, demand, weather, competitor pricing, blending of renewable fuels and product brand.
We also own a non-controlling equity interest of approximately 48% of the outstanding shares in Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"). Alon USA is an independent refiner and marketer of petroleum products, operating primarily in the South Central, Southwestern and Western regions of the United States. Alon USA owns 100% of the general partner and 81.6% of the limited partner interests in Alon USA Partners, LP (NYSE: ALDW), which owns a crude oil refinery in Big Spring, Texas, with a crude oil throughput capacity of 73,000 bpd and an integrated wholesale marketing business. In addition, Alon USA directly owns a crude oil refinery in Krotz Springs, Louisiana, with a crude oil throughput capacity of 74,000 bpd. Alon USA also owns crude oil refineries in California, which have not processed crude oil since 2012. Alon USA is a leading marketer of asphalt, which they distribute primarily through asphalt terminals located predominately in the Southwestern and Western United States. Alon USA is the largest 7-Eleven licensee in the United States and operates approximately 300 convenience stores which market motor fuels in Central and West Texas and New Mexico. Our investment in Alon USA is accounted for as an equity method investment and the earnings from this equity method investment reflected in our consolidated statements of income include our share of net earnings directly attributable to this equity method investment, and amortization of the excess of our investment balance over the underlying net assets of Alon USA.
As part of our overall business strategy, we regularly evaluate opportunities to expand our portfolio of businesses and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.
Recent Developments
Return to Shareholders
Dividends
On March 29, 2016, we paid a regular dividend of $0.15 per share of our common stock, declared on February 25, 2016 to shareholders of record on March 15, 2016. On May 4, 2016, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on June 14, 2016 to shareholders of record on May 24, 2016.

Share Repurchase Program
In 2016, the Board of Directors authorized a share repurchase program for up to $125.0 million of our common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock, and any unused portion of the authorization will expire on December 31, 2016. During the three months ended March 31, 2016, 180,209 shares of our common stock were repurchased, for a total of $2.8 million, under the stock repurchase authorization.
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
The table below reflects the quarterly high, low and average prices of Cushing WTI crude oil for each of the quarterly periods in 2015 and the three months ended March 31, 2016.

We continue to experience significant volatility in the energy markets. We believe the steady decline in the price of Cushing WTI crude oil in 2015 and the first quarter of 2016 is primarily attributable to local and global oversupply, driven by an increase in domestic production and foreign exports. Fluctuations in the price of Cushing WTI crude oil impact the cost of raw materials processed at our refineries, as well as the price of finished products sold by all three of our operating segments.

The table below reflects the quarterly high, low and average 5-3-2 crack spread for each of the quarterly periods in 2015 and the three months ended March 31, 2016.
The average Gulf Coast 5-3-2 crack spread declined to $7.68 in the first quarter of 2016, from $14.99 in the first quarter of 2015. The wholesale price of refined products contributed to the decline in the Gulf Coast 5-3-2 crack spread in the three months ended March 31, 2016, with the U.S. Gulf Coast price of gasoline declining 40.4%, from an average of $1.50 per gallon in the first quarter of 2015 to $1.04 per gallon in the first quarter of 2016 and the U.S. Gulf Coast price of High Sulfur Diesel declining 36.6%, from an average of $1.55 per gallon in the first quarter of 2015 to $0.91 per gallon in the first quarter of 2016. The charts below illustrate the decline in the price of U.S. Gulf Coast Gasoline and U.S. High Sulfur Diesel for each of the quarterly periods in 2015 and the three months ended March 31, 2016.

Our Tyler and El Dorado refineries both continue to have greater access to Midland WTI and Midland WTI-linked crude feedstocks compared to certain of our competitors. As new pipelines increased the ability to ship price-advantaged crude oil supplies to and from the mid-continent region, we have experienced a decline in certain crude oil price differentials favorable to us. As these price differentials decrease, so does our competitive advantage created by our access to WTI-linked crude oil. The chart below illustrates the differentials of both Brent crude oil and Midland WTI crude oil as compared to Cushing WTI crude oil for each of the quarterly periods in 2015 and the three months ended March 31, 2016.

Environmental regulations continue to affect our margins in the form of the increasing cost of RINs. On a consolidated basis, we work to balance our RINs obligations in order to minimize the effect of RINs on our results. While we generate RINs in all three operating segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs adversely affected our results of operations. It is not possible at this time to predict with certainty what future volumes or costs may be, but given the increase in required volumes and the volatile price of RINs, the cost of purchasing sufficient RINs could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products. The chart below illustrates the volatile nature of the price for RINs for each of the quarterly periods in 2015 and the three months ended March 31, 2016.
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
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2016, from those disclosed in our Annual Report on Form 10-K.
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

Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions, except share and per share data):

	Three Months Ended
Statement of Operations Data	March 31,
	2016	2015
Net sales:
Net sales	$1,105.9	$1,150.6
Operating costs and expenses:
Cost of goods sold	991.1	1,006.1
Operating expenses	101.9	91.4
Insurance proceeds — business interruption	(42.4)	—
General and administrative expenses	34.6	32.7
Depreciation and amortization	36.1	28.3
Other operating income	0.3	—
Total operating costs and expenses	1,121.6	1,158.5
Operating loss	(15.7)	(7.9)
Interest expense	15.0	10.1
Interest income	(0.3)	(0.4)
Loss from equity method investments	18.0	—
Other expense (income), net	0.6	(0.9)
Total non-operating expenses, net	33.3	8.8
Income before income tax benefit	(49.0)	(16.7)
Income tax benefit	(25.1)	(6.0)
Net loss	(23.9)	(10.7)
Net income attributed to non-controlling interest	5.3	5.4
Net loss attributable to Delek	$(29.2)	$(16.1)
Basic loss per share	$(0.47)	$(0.28)
Diluted loss per share	$(0.47)	$(0.28)

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2016 versus the Three Months Ended March 31, 2015
Net Income
Consolidated net loss for the first quarter of 2016 was $29.2 million, or $0.47 per basic share, compared to $16.1 million, or $0.28 per basic share, for the first quarter of 2015.
Net Sales
In the first quarters of 2016 and 2015, we generated net sales of $1,105.9 million and $1,150.6 million, respectively, a decrease of $44.7 million, or 3.9%. The decrease in net sales was primarily due to the effects of decreases in the price of finished petroleum products on all three operating segments in the first quarter of 2016, compared to the same period in 2015. These decreases were partially offset by an increase in sales volumes at the Tyler refinery, which was attributable to the lower volumes in the first quarter of 2015 due to downtime at the Tyler refinery for a turnaround and expansion project. Further contributing to the increase was an increase in fuel volumes and merchandise sales in the retail segment.
Cost of Goods Sold
Cost of goods sold was $991.1 million for the first quarter of 2016 compared to $1,006.1 million for the first quarter of 2015, a decrease of $15.0 million, or 1.5%. The decrease in cost of goods sold primarily resulted from the decrease in the cost of both crude oil feedstocks in the refining segment and refined products in both the retail and logistics segments, partially offset by an increase in sales volumes at the Tyler refinery, RINs costs of $8.5 million for the first quarter of 2016, as compared to a $0.1 million benefit for the first quarter of 2015 and losses associated with our hedging program of $7.8 million for the first quarter of 2016, compared to gains of $8.3 million for the first quarter of 2015.
Operating Expenses
Operating expenses were $101.9 million for the first quarter of 2016 compared to $91.4 million for the first quarter of 2015, an increase of $10.5 million, or 11.5%. The increase in operating expenses was primarily due to a full quarter of operating expenses at the Tyler refinery in the first quarter of 2016 as compared to reduced expenses resulting from the downtime associated with the turnaround and expansion project completed in the first quarter of 2015, increased expenses associated with an internal tank contamination at one of our terminal locations in the logistics segment and an increase in salaries and lease expense in the retail segment, partially offset by a decrease in credit and maintenance expenses in our retail segment.

Insurance proceeds — business interruption
We recognized proceeds from business interruption insurance claims of $42.4 million for the first quarter of 2016, associated with a litigation settlement. We did not record any insurance proceeds in the first quarter of 2015.
General and Administrative Expenses
General and administrative expenses were $34.6 million and $32.7 million for the first quarter of 2016 and 2015, respectively, an increase of $1.9 million, or 5.8%. The increase in general and administrative expenses was primarily due to an increase in outside services associated with various marketing and procurement projects in the first quarter of 2016, as compared to the same period of 2015, partially offset by a decrease in employee compensation related expenses. We do not allocate general and administrative expenses to our operating segments.
Depreciation and Amortization
Depreciation and amortization was $36.1 million for the first quarter of 2016 compared to $28.3 million for the first quarter of 2015, an increase of $7.8 million, or 27.6%. The increase in depreciation expense was primarily attributable to the turnaround and expansion of the Tyler refinery completed in the first quarter of 2015, as well as capital expenditures and acquisitions completed in 2015.
Interest Expense
Interest expense was $15.0 million for the first quarter of 2016 compared to $10.1 million for the first quarter of 2015, an increase of $4.9 million, or 48.5%. The increase was primarily attributable to interest costs associated with increased debt levels related to the investment in Alon USA.
Loss from Equity Method Investments
During the first quarter of 2016, we recognized a loss from equity method investments of $18.0 million, which was primarily attributable to our proportionate share of the net loss from our investment in Alon USA of $17.1 million and $0.7 million in amortization of the excess of our investment over our equity in the underlying net assets of Alon USA. We did not have any income or losses from equity method investments during the first quarter of 2015.
Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the  estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  Based on our current projections, which have fluctuated as a result of changes in oil prices and related crack spread, we believe that using actual year-to-date results to compute our effective tax rate will produce a more reliable estimate of our tax expense for the three months ended March 31, 2016.  As such, in contrast with our previous methods of recording income tax expense, we recorded a tax provision for the three months ended March 31, 2016 based on actual year-to-date results, in accordance with ASC 740.
Income tax benefit was $25.1 million for the first quarter of 2016, compared to $6.0 million for the first quarter of 2015, an increase of $19.1 million, or 318.3%. The increase was primarily attributable to the increase in pre-tax loss, from $16.7 million for the first quarter of 2015, to $49.0 million in the first quarter of 2016. Our effective tax rate was 51.2% for the first quarter of 2016, compared to 35.9% for the first quarter of 2015. The increase in our effective tax rate in the first quarter of 2016 was primarily due to the change in methodology from using an estimated annual effective tax rate to an actual three month effective tax rate, as well as the benefit that we received from certain tax credits and other favorable permanent items impacting our quarterly results.
Operating Segments
We report operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

	Three Months Ended March 31,
	2016	2015
Net sales	$827.3	$827.0
Cost of goods sold	787.9	756.9
Gross margin	39.4	70.1
Operating expenses	58.3	48.2
Insurance proceeds — business interruption	(42.4)	—
Contribution margin	$23.5	$21.9

_____________________________

[1]
Sales volume includes 1,446 bpd and 478 bpd sold to the logistics segment during the three months ended March 31, 2016 and 2015, respectively. Sales volume also includes sales of 292 and 1,340 bpd of intermediate and finished products to the El Dorado refinery during the three months ended March 31, 2016 and 2015, respectively. Sales volume excludes 6,091 bpd of wholesale activity during the three months ended March 31, 2015. There were no wholesale activities during the three months ended March 31, 2016.

_____________________________

[1]
Sales volume includes 4,387 bpd and 4,472 bpd of produced finished product sold to the retail segment during the three months ended March 31, 2016 and 2015, respectively. Sales volume also includes 139 bpd of produced finished product sold to the Tyler refinery during the three months ended March 31, 2015. There were no sales of produced finished product to the Tyler refinery during the three months ended March 31, 2016. Sales volume excludes 24,719 bpd and 23,494 bpd of wholesale activity during the three months ended March 31, 2016 and 2015, respectively.

Refining Segment Operational Comparison of the Three Months Ended March 31, 2016 versus the Three Months Ended March 31, 2015
Contribution Margin
Contribution margin for the refining segment increased to $23.5 million, or 42.5% of our consolidated segment contribution margin, in the first quarter of 2016, compared to $21.9 million, or 41.2% of our consolidated segment contribution margin, in the first quarter of 2015. The refining segment contribution margin increase was primarily attributable to business interruption insurance proceeds of $42.4 million, associated with a settlement of litigation received in the first quarter 2016, as well as an increase in sales volumes at the Tyler refinery in the first quarter of 2016 attributable to the lower volumes in the first quarter of 2015 due to downtime at the Tyler refinery related to the turnaround and expansion project. These increases were partially offset by a decline in margins at both the Tyler and El Dorado refineries.

Margins at both refineries were negatively impacted by the decline in the average differential between WTI Midland crude oil and WTI Cushing crude oil and a decline in the Gulf Coast 5-3-2 crack spread. Further contributing to the decline in margins were losses on derivative positions of $7.6 million in the first quarter of 2016, compared to gains of $8.0 million in the first quarter of 2015 and an increase in RINs costs, to $10.2 million in the first quarter of 2016, compared $1.7 million in the first quarter of 2015. These decreases were partially offset by a contango futures market in both the first quarters of 2016 and 2015, which lowered crude purchase prices by $1.80 per barrel in the first quarter of 2016, compared to $0.68 per barrel in the first quarter of 2015.
Net Sales
Net sales for the refining segment were $827.3 million for the first quarter of 2016 compared to $827.0 million for the first quarter of 2015, an increase of $0.3 million, or 0.0%. The effectively flat net sales performance resulted from an increase in sales volumes at the Tyler refinery being almost completely offset by declines in the price of U.S. Gulf Coast gasoline and Ultra-Low-Sulfur diesel ("ULSD") in the first quarter of 2016 as compared to the first quarter of 2015.

Cost of Goods Sold
Cost of goods sold for the first quarter of 2016 for the refining segment was $787.9 million compared to $756.9 million for the first quarter of 2015, an increase of $31.0 million, or 4.1%. This increase was primarily attributable to the increase in sales volumes at the Tyler refinery resulting from the lower volumes in the first quarter of 2015 due to downtime at the Tyler refinery related to the turnaround and expansion project, an increase in the cost of RINs, and losses on derivative positions of $7.6 million in the first quarter of 2016, compared to gains of $8.0 million in the first quarter of 2015. These increases were partially offset by a decrease in the cost of WTI crude oil, from an average of $48.80 per barrel in the first quarter of 2015 to an average of $33.73 in the first quarter of 2016.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $31.0 million and $27.6 million during the first quarters of 2016 and 2015, respectively. We eliminate these intercompany fees in consolidation.
Operating Expenses
Operating expenses for the refining segment were $58.3 million for the first quarter of 2016 compared to $48.2 million for the first quarter of 2015, an increase of $10.1 million, or 21.0%. The increase in operating expenses was primarily due to a full quarter of operating expenses at the Tyler refinery in the first quarter of 2016, as compared to reduced expenses resulting from downtime associated with the turnaround and expansion project completed in the first quarter of 2015.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

	Three Months Ended March 31,
	2016	2015
Logistics Segment Contribution:
Net sales	$104.1	$143.5
Cost of goods sold	66.8	108.4
Gross margin	37.3	35.1
Operating expenses	10.5	10.8
Contribution margin	$26.8	$24.3

Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	66,414	26,956
West Texas wholesale marketing throughputs (average bpd)	14,370	16,645
West Texas wholesale marketing margin per barrel	$0.53	$1.40
Terminalling throughputs (average bpd) (2)	118,218	66,828
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	56,342	56,687
Refined products pipelines to Enterprise Systems	53,779	55,929
SALA Gathering System	19,001	21,538
East Texas Crude Logistics System	9,346	19,054
El Dorado Rail Offloading Rack	—	—
_____________________________

(1)	Excludes jet fuel and petroleum coke.

(2)	Consists of terminalling throughputs at our Tyler, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas, and Memphis and Nashville, Tennessee terminals.

Logistics Segment Operational Comparison of the Three Months Ended March 31, 2016 versus the Three Months Ended March 31, 2015
Contribution Margin
Contribution margin for the logistics segment increased to $26.8 million, or 48.5% of our consolidated segment contribution margin, in the first quarter of 2016, compared to $24.3 million, or 45.8% of our consolidated segment contribution margin, in the first quarter of 2015. The increase in contribution margin was attributable to the effects of the throughput agreements with the refining segment in connection with the assets acquired in the first quarter of 2015, and increased fees and lower pipeline allowance losses on our Paline Pipeline System. Also contributing to the increase were increases in terminalling volumes and fees under the marketing agreement with the refining segment, pursuant to which the logistics segment markets certain of the product output of the Tyler Refinery. Volumes and fees increased primarily as a result of the turnaround that occurred at the Tyler Refinery in the first quarter of 2015, during which the refinery was not fully operational. Offsetting the increases were decreases attributable to the operation of our trucking assets and lower margins in our operations in west Texas. The decrease in contribution margin on our trucking assets was due to decreases in fuel surcharges and increases in operating costs of these assets. The decrease in our contribution margin in our west Texas operations was a result of increased competition and a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region.
Net Sales
Net sales for the logistics segment were $104.1 million in the first quarter of 2016, compared to $143.5 million for the first quarter of 2015, a decrease of $39.4 million, or 27.5%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel and diesel volumes sold in our west Texas marketing operations. Partially offsetting the decreases were increased fees and lower pipeline allowance losses on our Paline Pipeline System and the effect of the throughput agreements with the refining segment.

Net sales included $3.9 million and $3.0 million of net service fees paid by our refining segment to our logistics segment during the first quarter of 2016 and 2015, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also included crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $31.0 million and $27.6 million in the first quarter of 2016 and 2015, respectively. The logistics segment also sold $1.5 million and $1.6 million of RINs to the refining segment in the first quarter of 2016 and 2015, respectively. These intercompany sales and fees are eliminated in consolidation.
Cost of Goods Sold
Cost of goods sold for the logistics segment decreased $41.6 million, or 38.4%, to $66.8 million in the first quarter of 2016, compared to $108.4 million in the first quarter of 2015. The decrease in cost of goods sold was primarily attributable to decreases in average cost per gallon of gasoline and diesel and in diesel volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline decreased $0.39 during the first quarter of 2016 compared to the first quarter of 2015, while the average cost per gallon of diesel decreased $0.64 during the first quarter of 2016 compared to the first quarter of 2015.
Operating Expenses
Operating expenses for the logistics segment were approximately $10.5 million and $10.8 million for the first quarter of 2016 and 2015, respectively, a decrease of $0.3 million, or 2.8%. The decrease in operating expenses resulted primarily from decreases in maintenance costs on certain of our pipeline assets and in our west Texas operations as a result of the completion of certain projects at our tank farms and two of our terminals in the west Texas area. Partially offsetting these decreases were increases in costs associated with the operation and maintenance of our storage tanks at the El Dorado refinery and Tyler refinery and an increase in operating expense for one of our terminal locations related to internal tank contamination.

Retail Segment
The table below sets forth certain information concerning our retail segment operations ($ in millions, except per gallon amounts):

	Three Months Ended March 31,
	2016	2015
Net sales	$301.6	$338.0
Cost of goods sold	256.2	293.2
Gross margin	45.4	44.8
Operating expenses	33.4	32.5
Contribution margin	$12.0	$12.3
Operating Information:
Number of stores (end of period)	355	360
Average number of stores	357	362

Retail Segment Operational Comparison of the Three Months Ended March 31, 2016 versus the Three Months Ended March 31, 2015
Contribution Margin
Contribution margin for the retail segment decreased to $12.0 million, or 21.7% of our consolidated segment contribution margin, in the first quarter of 2016, compared to $12.3 million, or 23.2% of our consolidated segment contribution margin, in the first quarter of 2015. The decrease was primarily due to a slight decline in retail fuel margins in the first quarter of 2016, as compared to the first quarter of 2015.

Net Sales
Net sales for the retail segment in the first quarter of 2016 decreased $36.4 million, or 10.8%, to $301.6 million from $338.0 million in the first quarter of 2015. The decrease in net sales was primarily due to a decrease in the retail fuel price per gallon. The decrease in retail fuel prices was partially offset by an increase in fuel sales volumes and merchandise sales in the first quarter of 2016, as compared with the same period in 2015.
Retail fuel gallons sold for the retail segment were 111.1 million gallons for the first quarter of 2016, compared to 108.7 million gallons for the first quarter of 2015. Same-store retail fuel gallons sold increased 0.4% for the first quarter of 2016, compared to the first quarter of 2015. Total fuel sales, including wholesale dollars, decreased 17.0% to $202.1 million in the first quarter of 2016, compared to $243.5 million in the first quarter of 2015.
Merchandise sales for the retail segment increased 5.2% to $99.4 million in the first quarter of 2016, compared to $94.5 million in the first quarter of 2015. Same-store merchandise sales increased 4.9%, primarily due to increases in the cigarette and food service categories, partially offset by a decline in the soft drinks category during the first quarter of 2016 as compared to the same period in 2015.
Cost of Goods Sold
Cost of goods sold for the retail segment decreased $37.0 million, or 12.6%, to $256.2 million in the first quarter of 2016 from $293.2 million in the first quarter of 2015. This decrease was primarily due to a decrease in the average retail fuel cost per gallon, partially offset by an increase in fuel sales volumes.
Operating Expenses
Operating expenses for the retail segment were $33.4 million in the first quarter of 2016 as compared to $32.5 million in the first quarter of 2015, an increase of $0.9 million, or 2.8%. This increase was primarily attributable to an increase in salaries, insurance and lease expense, partially offset by declines in credit and maintenance expenses in the first quarter of 2016 as compared to the first quarter of 2015.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities and borrowings under our credit facilities. We believe that our cash flows from operations and borrowings under or refinancings of our current credit facilities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations and capital expenditures for at least the next 12 months.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Cash Flow Data:
Operating activities	$71.9	$(61.5)
Investing activities	(34.2)	(76.6)
Financing activities	10.0	70.4
Net increase (decrease)	$47.7	$(67.7)
Cash Flows from Operating Activities
Net cash provided by operating activities was $71.9 million for the three months ended March 31, 2016, compared to cash used of $61.5 million for the comparable period of 2015. The increase in cash flows from operations was primarily due to changes in working capital due to the full quarter of operations at the Tyler refinery in the first three months of 2016, as compared to the downtime in the first quarter of 2015 associated with the turnaround and expansion of the Tyler refinery, as well as a decrease in receivables, primarily related to the collection of $53.8 million of tax related receivables in the first three months of 2016. These increases were partially offset by an increase in the net loss for the three months ended March 31, 2016 to $23.9 million, compared to $10.7 million in the same period of 2015. The net loss for the three months ended March 31, 2016 included $42.4 million of business interruption proceeds associated with a litigation settlement. The total litigation settlement received was approximately $49.0 million, of which a total $6.8 million was recognized as a reduction in G&A in the fourth quarter of 2015 and the first quarter of 2016, related to legal expenses incurred as part of the litigation.
Cash Flows from Investing Activities
Net cash used in investing activities was $34.2 million for the first three months of 2016, compared to $76.6 million in the comparable period of 2015. The decrease was primarily due to a decline in our capital expenditures in the three months ended March 31, 2016, as compared to the same period in 2015.
Cash used in investing activities includes the cash portion of our capital expenditures, which was $19.9 million and $68.4 million for the three months ended March 31, 2016 and 2015, respectively. Total capital expenditures during the first three months of 2016 were $9.9 million, of which $3.3 million was spent on projects in the refining segment, $1.9 million was spent in the retail segment, $1.1 million was spent in the logistics segment and $3.6 million was spent at the holding company level. During the three months ended March 31, 2015, we spent $90.7 million, of which $85.0 million was spent on projects in our refining segment, $1.3 million was spent in our retail segment, $3.8 million was spent in our logistics segment and $0.6 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash provided by financing activities was $10.0 million for the three months ended March 31, 2016, compared to $70.4 million in the comparable 2015 period. The decrease in net cash provided by financing activities was primarily due to net repayments under our revolving credit facilities of $1.6 million in the three months ended March 31, 2016, compared to net borrowings of $94.1 million in the comparable period of 2015, as well as an increase in net repayments under our term loans of $12.5 million during the three months ended March 31, 2016, compared to $9.6 million in the comparable 2015 period. These decreases were partially offset by $42.5 million in proceeds from product financing agreements in the three months ended March 31, 2016. We did not have any proceeds from product financing agreements in the comparable period of 2015.
Cash Position and Indebtedness
As of March 31, 2016, our total cash and cash equivalents were $349.9 million and we had total indebtedness of approximately $962.0 million. Unused credit commitments and borrowing base availability under our four separate revolving credit facilities, as applicable, was approximately $549.2 million and we had letters of credit issued of $102.1 million. We believe we were in compliance with our covenants in all debt facilities as of March 31, 2016. See Note 6 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our four separate revolving credit facilities.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the three months ended March 31, 2016 were $9.9 million, of which approximately $3.3 million was spent in our refining segment, $1.9 million in our retail segment, $1.1 million in our logistics segment and $3.6 million at the holding company level. Our capital expenditure budget is approximately $64.5 million for 2016. The following table summarizes our actual capital expenditures for the three months ended March 31, 2016 and planned capital expenditures for the full year 2016 by operating segment and major category (in millions):

	Full Year 2016 Forecast	Three Months Ended March 31, 2016
Refining:
Sustaining maintenance, including turnaround activities	$16.7	$1.3
Regulatory	3.0	0.1
Discretionary projects	8.1	1.9
Refining segment total	27.8	3.3
Logistics:
Regulatory	1.5	0.1
Sustaining maintenance	9.3	0.4
Discretionary projects	3.5	0.6
Logistics segment total	14.3	1.1
Retail:
Sustaining maintenance	8.7	1.3
Growth/profit improvements	4.4	0.6
Retrofit/rebrand/re-image	0.3	—
Raze and rebuild/new/land	0.4	—
Retail segment total	13.8	1.9
Other:
Growth/profit improvements	7.5	2.1
New builds/land	1.1	1.5
Other total	8.6	3.6
Total capital spending	$64.5	$9.9
In the first quarter of 2016, we decreased our total capital spending forecast for 2016 to $64.5 million, down from the prior forecast of $89.0 million.
Our total capital spending forecast for 2016 of $64.5 million is a substantial reduction, compared to our actual spending for the year ended 2015 of $218.6 million, during which we completed significant maintenance and improvement capital projects. The 2016 forecast is focused primarily on maintenance spending.

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

The following table sets forth information relating to our open commodity derivative contracts as of March 31, 2016 ($ in millions).

	Total Outstanding		Notional Contract Volume (barrels) by Year of Maturity
Contract Description	Market Value	Notional Contract Volume (barrels)	2016	2017	2018
Contracts not designated as hedging instruments:
Crude oil price swaps - long	$13.6	2,451,500	1,361,500	1,090,000	—
Crude oil price swaps - short	(13.4)	2,410,250	1,620,250	790,000	—
Inventory, refined product and crack spread swaps - long	2.4	2,881,000	2,881,000	—	—
Inventory, refined product and crack spread swaps - short	1.1	1,678,000	1,678,000	—	—
Total	$3.7	9,420,750	7,540,750	1,880,000	—
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long	$(64.2)	2,111,000	385,000	576,000	1,150,000
Total	$(64.2)	2,111,000	385,000	576,000	1,150,000

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, and has, based on this evaluation, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims, whether regulatory or other, arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or cash flows. However, in June 2015, the United States Department of Justice notified Delek Logistics that they were evaluating an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from the March 2013 Magnolia Station release. We are currently attempting to negotiate a resolution to this matter with the EPA and the State of Arkansas, which may include monetary penalties and/or other relief.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended March 31, 2016 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2016	—	$—	—	$125,000,000
February 1 - February 29, 2016	—	—	—	125,000,000
March 1 - March 31, 2016	180,209	15.54	180,209	$122,200,095
Total	180,209	$15.54	180,209	N/A

(1)
On February 25, 2016, the Company announced that the Board of Directors authorized a share repurchase program for up to $125.0 million of the Company’s common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock, and the authorization under the repurchase program will expire on December 31, 2016.

ITEM 5. OTHER INFORMATION
2016 Long-Term Incentive Plan
On May 5, 2016, our stockholders approved our 2016 Long-Term Incentive Plan (the “2016 Plan”). The 2016 Plan replaces our 2006 Long-Term Incentive Plan, which expired on April 17, 2016, ten years after its effective date. The 2016 Plan allows Delek to grant stock options, SARs, restricted stock, RSUs, performance awards and other stock-based awards of up to 4,400,000 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates. Stock options and SARs issued under the 2016 Plan are granted at prices equal to (or greater than) the fair market value of Delek's common stock on the grant date and are generally subject to a vesting period of one year or more. No awards will be made under the 2016 Plan after May 5, 2026.

Submission of Matters to a Vote of Security Holders

The following information relates to matters submitted to the stockholders of Delek US Holdings, Inc. at the Annual Meeting of stockholders held on May 5, 2016.

At the meeting, the following directors were elected by the vote indicated:

Ezra Uzi Yemin
Votes cast in favor:	37,727,662
Votes withheld:	3,299,869
Broker non-votes:	3,399,887
William J. Finnerty
Votes cast in favor:	40,175,686
Votes withheld:	851,845
Broker non-votes:	3,399,887
Carlos E. Jordá
Votes cast in favor:	40,213,918
Votes withheld:	813,613
Broker non-votes:	3,399,887
Charles H. Leonard
Votes cast in favor:	40,120,441
Votes withheld:	907,090
Broker non-votes:	3,399,887
Gary M. Sullivan, Jr.
Votes cast in favor:	40,611,587
Votes withheld:	415,944
Broker non-votes:	3,399,887
Shlomo Zohar
Votes cast in favor:	40,174,249
Votes withheld:	853,282
Broker non-votes:	3,399,887

The proposal to approve our 2016 Long-Term Incentive Plan:

Votes cast in favor:	38,644,766
Votes against:	2,352,204
Abstentions:	30,560
Broker non-votes:	3,399,887

The proposal to ratify Ernst & Young LLP as our independent registered public accounting firm for the 2016 fiscal year was approved by the vote indicated:

Votes cast in favor:	44,149,994
Votes against:	255,472
Abstentions:	21,952
Broker non-votes:	—

Dividend Declaration
On May 4, 2016, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on June 14, 2016 to shareholders of record on May 24, 2016.

Chief Executive Officer Salary Waiver

On May 5, 2016, our President and Chief Executive Officer, Ezra Uzi Yemin, entered into a letter agreement with the Company, pursuant to which he agreed to waive 50% of his Base Compensation (as such term is defined in that certain Executive Employment Agreement dated November 1, 2013, by and between Mr. Yemin and the Company (the “Employment Agreement”)) for a period beginning May 9, 2016 until such time as Mr. Yemin determines, in his sole discretion, to revoke such waiver. The agreement provides that Mr. Yemin’s waiver will not affect any of Mr. Yemin’s other rights under the Employment Agreement. If the waiver impacts Mr. Yemin’s participation in, or the level of benefits provided under, any welfare benefit plan provided by the Company, the Company has agreed to provide an equivalent benefit to Mr. Yemin at no additional cost to him.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1
First Amendment dated January 29, 2016 to Amended and Restated Stockholder Agreement dated April 14, 2015 by and between Delek US Holdings, Inc. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2016).

31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 6, 2016

EXHIBIT INDEX

Exhibit No.		Description
10.1
First Amendment dated January 29, 2016 to Amended and Restated Stockholder Agreement dated April 14, 2015 by and between Delek US Holdings, Inc. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2016).

31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith.