Form 10-Q
period 2016-06-30
Delek US Holdings, Inc.
filed 2016-08-05
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 29, 2016, there were 61,823,562 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$377.1	$302.2
Accounts receivable	249.1	233.0
Accounts receivable from related party	0.1	0.5
Inventories, net of lower of cost or market valuation	407.8	307.6
Other current assets	74.1	145.5
Total current assets	1,108.2	988.8
Property, plant and equipment:
Property, plant and equipment	2,105.1	2,100.1
Less: accumulated depreciation	(640.3)	(579.0)
Property, plant and equipment, net	1,464.8	1,521.1
Goodwill	74.4	74.4
Other intangibles, net	27.3	27.3
Equity method investments	599.7	605.2
Other non-current assets	88.9	108.1
Total assets	$3,363.3	$3,324.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$465.7	$397.6
Current portion of long-term debt and capital lease obligations	91.7	95.2
Obligation under Supply and Offtake Agreement	129.8	132.0
Accrued expenses and other current liabilities	226.6	134.9
Total current liabilities	913.8	759.7
Non-current liabilities:
Long-term debt and capital lease obligations, net of current portion	849.7	880.5
Environmental liabilities, net of current portion	6.7	7.9
Asset retirement obligations	9.5	9.7
Deferred tax liabilities	231.8	247.9
Other non-current liabilities	37.0	65.3
Total non-current liabilities	1,134.7	1,211.3
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 67,019,353 shares and 66,946,721 shares issued at June 30, 2016 and December 31, 2015, respectively	0.7	0.7
Additional paid-in capital	646.3	639.2
Accumulated other comprehensive loss	(30.8)	(45.3)
Treasury stock, 5,195,791 shares and 4,809,701 shares, at cost, as of June 30, 2016 and December 31, 2015, respectively	(160.8)	(154.8)
Retained earnings	658.4	713.5
Non-controlling interest in subsidiaries	201.0	200.6
Total stockholders’ equity	1,314.8	1,353.9
Total liabilities and stockholders’ equity	$3,363.3	$3,324.9
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$1,426.4	$1,693.1	$2,532.3	$2,843.7
Operating costs and expenses:
Cost of goods sold	1,253.9	1,438.2	2,245.0	2,444.3
Operating expenses	90.3	106.0	192.2	197.4
Insurance proceeds — business interruption	—	—	(42.4)	—
General and administrative expenses	29.3	34.3	63.9	67.0
Depreciation and amortization	37.3	34.9	73.4	63.2
Other operating income, net	(0.3)	(0.1)	—	(0.1)
Total operating costs and expenses	1,410.5	1,613.3	2,532.1	2,771.8
Operating income	15.9	79.8	0.2	71.9
Interest expense	15.4	17.3	30.4	27.4
Interest income	(0.4)	(0.2)	(0.7)	(0.6)
Loss (income) from equity method investments	10.6	(7.4)	28.6	(7.4)
Other (income) loss, net	(0.1)	(0.1)	0.5	(1.0)
Total non-operating expenses, net	25.5	9.6	58.8	18.4
(Loss) income before income tax (benefit) expense	(9.6)	70.2	(58.6)	53.5
Income tax (benefit) expense	(9.0)	15.1	(34.1)	9.1
Net (loss) income	(0.6)	55.1	(24.5)	44.4
Net income attributed to non-controlling interest	6.4	6.8	11.7	12.2
Net (loss) income attributable to Delek	$(7.0)	$48.3	$(36.2)	$32.2
Basic (loss) earnings per share	$(0.11)	$0.80	$(0.58)	$0.55
Diluted (loss) earnings per share	$(0.11)	$0.79	$(0.58)	$0.54
Weighted average common shares outstanding:
Basic	61,827,201	60,555,444	61,979,604	58,931,705
Diluted	61,827,201	61,114,471	61,979,604	59,470,929
Dividends declared per common share outstanding	$0.15	$0.15	$0.30	$0.30
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income attributable to Delek	$(7.0)	$48.3	$(36.2)	$32.2
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Unrealized gains, net of ineffectiveness losses (gains) of $(1.5) million and $(0.5) million for the three and six months ended June 30, 2016, respectively, and $3.9 million and $8.9 million for the three and six months ended June 30, 2015, respectively.	14.8	21.0	7.9	3.5
Realized losses (gains) reclassified to cost of goods sold	7.1	5.6	14.4	(2.3)
Gain on cash flow hedges, net	21.9	26.6	22.3	1.2
Income tax expense	(7.7)	(9.3)	(7.8)	(0.4)
Net comprehensive income on commodity contracts designated as cash flow hedges	14.2	17.3	14.5	0.8
Foreign currency translation gain (loss)	0.1	—	0.2	(0.1)
Other comprehensive loss from equity method investments, net of tax benefit of $0.1 million for the six months ended June 30, 2016.	—	(1.5)	(0.2)	(1.5)
Total other comprehensive income (loss)	14.3	15.8	14.5	(0.8)
Comprehensive income (loss) attributable to Delek	$7.3	$64.1	$(21.7)	$31.4
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(24.5)	$44.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	73.4	63.2
Amortization of deferred financing costs and debt discount	2.6	2.2
Accretion of asset retirement obligations	0.3	0.2
Deferred income taxes	(24.2)	(0.3)
Loss (income) from equity method investments	28.6	(7.4)
Dividends from equity method investments	10.1	5.1
Gain on disposal of assets	—	(0.1)
Equity-based compensation expense	8.2	8.2
Income tax expense (benefit) of equity-based compensation	0.3	(1.5)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(15.7)	(87.0)
Inventories and other current assets	(56.0)	11.4
Market value of derivatives	27.9	31.0
Accounts payable and other current liabilities	111.1	26.8
Obligation under Supply and Offtake Agreement	18.0	(11.8)
Non-current assets and liabilities, net	(3.5)	(10.7)
Net cash provided by operating activities	156.6	73.7
Cash flows from investing activities:
Business combinations	—	(0.4)
Equity method investments	(33.1)	(218.2)
Purchases of property, plant and equipment	(28.3)	(119.7)
Purchase of intangible assets	(0.7)	(7.2)
Proceeds from sales of assets	2.7	1.3
Net cash used in investing activities	(59.4)	(344.2)
Cash flows from financing activities:
Proceeds from long-term revolvers	268.9	356.2
Payments on long-term revolvers	(269.8)	(268.1)
Proceeds from term debt and capital lease obligations	1.9	176.7
Payments on term debt and capital lease obligations	(36.0)	(27.6)
Proceeds from product financing agreements	50.4	—
Proceeds from exercise of stock options	—	0.1
Taxes paid due to the net settlement of equity-based compensation	(0.5)	(3.2)
Income tax (expense) benefit of equity-based compensation	(0.3)	1.5
Repurchase of common stock	(6.0)	—
Distribution to non-controlling interest	(11.6)	(9.8)
Dividends paid	(18.9)	(18.0)
Deferred financing costs paid	(0.4)	(3.0)
Net cash (used in) provided by financing activities	(22.3)	204.8
Net increase (decrease) in cash and cash equivalents	74.9	(65.7)
Cash and cash equivalents at the beginning of the period	302.2	444.1
Cash and cash equivalents at the end of the period	$377.1	$378.4
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.1 million and $0.8 million in the 2016 and 2015 periods, respectively.	$29.0	$23.6
Income taxes	$1.6	$6.7
Non-cash investing activities:
Equity method investments	$—	$3.8
(Decrease) increase in accrued capital expenditures	$(8.7)	$18.7
Non-cash financing activities:
Stock issued in connection with the Alon Acquisition	$—	$230.8
Note payable issued in connection with the Alon Acquisition	$—	$145.0

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
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance that requires organizations to use historical experience, current conditions, reasonable and supportable forecasts and forward-looking information in the measurement of all expected credit losses on financial instruments to more accurately estimate those losses. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted after December 15, 2018, and interim periods within those fiscal years. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact adopting this new guidance will have on our business, financial condition or results of operations.
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for excess tax benefits and deficiencies, classification of awards as either equity or liabilities and classification of excess tax benefits on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted for any interim or annual financial statements that have not yet been issued. Early adoption is permitted. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact adopting this new guidance will have on our business, financial condition or results of operations.
In February 2016, the FASB issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial position for all leases previously accounted for as operating leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact adopting this new guidance will have on our business, financial condition or results of operations.
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
2. Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of June 30, 2016, we owned a 59.7% limited partner interest in Delek Logistics, consisting of 14,798,516 common units, and a 95.1% interest in Logistics GP, which owns the entire 2.0% general partner interest, consisting of 495,975 general partner units, in Delek Logistics and all of the incentive distribution rights.
We have agreements with Delek Logistics that, among other things, establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.
Delek Logistics is a variable interest entity as defined under GAAP and is consolidated into our condensed consolidated financial statements. With the exception of intercompany balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, as presented below, are included in the consolidated balance sheets of Delek (unaudited, in millions).

	June 30, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable	17.2	35.0
Accounts receivable from related parties	1.2	—
Inventory	9.8	10.5
Other current assets	0.6	1.6
Net property, plant and equipment	247.1	253.8
Equity method investments	73.4	40.7
Goodwill	12.2	12.2
Intangible assets, net	15.0	15.5
Other non-current assets	5.3	6.0
Total assets	$381.8	$375.3
LIABILITIES AND DEFICIT
Accounts payable	$5.6	$6.9
Accounts payable to related parties	—	4.0
Accrued expenses and other current liabilities	8.0	9.8
Revolving credit facility	362.6	351.6
Asset retirement obligations	3.6	3.5
Other non-current liabilities	11.3	10.5
Deficit	(9.3)	(11.0)
Total liabilities and deficit	$381.8	$375.3

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
As of June 30, 2016, our investment balance in Alon USA was $526.4 million and the excess of our initial investment over our net equity in the underlying net assets of Alon USA was approximately $258.1 million. This excess is included in equity method investments in our consolidated balance sheet and a portion has been attributed to property, plant and equipment and definite lived intangible assets. These portions of the excess are being amortized as a reduction to earnings from equity method investments on a straight-line basis over the lives of the related assets. The earnings or losses from this equity method investment reflected in our consolidated statements of income include our share of net earnings or losses directly attributable to this equity method investment, and amortization of the excess of our investment balance over the underlying net assets of Alon USA. As of June 30, 2016, the market value of our ALJ Shares was $218.3 million, based on quoted market prices. We evaluated our investment in Alon USA as of June 30, 2016 and have determined that the decline in the market value of the ALJ Shares is not other than temporary and, therefore, it was not necessary to record an impairment charge on our investment at June 30, 2016. In determining whether the decline is other than temporary, we considered the cyclical nature of our industry, Alon USA's historical performance, its performance in relation to its peers and the current economic environment.
Below is summarized financial information of the financial position and results of operations of Alon USA (in millions):

Balance Sheet Information	June 30, 2016	December 31, 2015
Current assets	$570.2	$504.6
Non-current assets	1,675.2	2,176.1
Current liabilities	531.2	425.9
Non-current liabilities	1,087.3	1,512.0
Non-controlling interests	62.0	25.0

	Three Months Ended		Six Months Ended
Income Statement Information	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	$1,008.4	$1,301.3	$1,858.4	$2,404.6
Gross profit	137.0	231.4	251.8	440.2
Pre-tax (loss) income	(29.2)	71.7	(86.5)	117.7
Net (loss) income	(20.6)	47.9	(56.7)	81.9
Net (loss) income attributable to Alon USA	(20.4)	36.4	(55.9)	63.3
Also, in March 2015, Delek Logistics entered into two joint ventures that are currently constructing logistics assets, which will serve third parties and subsidiaries of Delek. Delek Logistics' investment in these joint ventures is expected to be financed through a combination of cash from operations and borrowings under the DKL Revolver (as defined in Note 6). As of June 30, 2016, Delek Logistics' investment balance in these joint ventures was $73.4 million and was accounted for using the equity method. One of the joint venture projects is expected to be operational in August 2016.

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
Logistics inventory consists of refined products which are stated at the lower of FIFO cost or market.
Retail inventory consists of gasoline, diesel fuel, other petroleum products, cigarettes, beer, convenience merchandise and food service merchandise. Fuel inventories are stated at the lower of FIFO cost or market. Non-fuel inventories are stated at estimated cost as determined by the retail inventory method.
Carrying value of inventories consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Refinery raw materials and supplies	$154.7	$85.9
Refinery work in process	39.7	27.8
Refinery finished goods	165.8	146.8
Retail fuel	10.2	9.5
Retail merchandise	27.6	27.1
Logistics refined products	9.8	10.5
Total inventories	$407.8	$307.6
Due to a lower crude oil and refined product pricing environment experienced since the end of 2014, market prices have declined to a level below the average cost of our inventories. At June 30, 2016, we recorded a pre-tax lower of cost or market reserve of $32.8 million, of which $31.7 million related to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, should market prices recover. At December 31, 2015, we recorded a pre-tax lower of cost or market reserve of $50.9 million, of which $49.8 million related to LIFO inventory, which reversed in the first quarter of 2016, as the inventories associated with the valuation adjustment at the end of 2015 were sold or used. We recognized net lower of cost or market gains of $13.0 million and $16.9 million for the three and six months ended June 30, 2016, respectively, and $29.9 million and $31.9 million for the three and six months ended June 30, 2015, respectively. These gains were recorded as a component of cost of goods sold in the consolidated statements of income.
At June 30, 2016 and December 31, 2015, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $0.5 million and $0.1 million, respectively.
Permanent Liquidations
We incurred a permanent reduction in a LIFO layer resulting in a liquidation gain (loss) in our refinery inventory of $0.9 million and $(2.4) million during the three and six months ended June 30, 2016, respectively, and $(6.6) million and $(10.2) million during the three and six months ended June 30, 2015, respectively. These liquidations were recognized as a component of cost of goods sold.
5. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Master Supply and Offtake Agreement (the "Supply and Offtake Agreement") with J. Aron & Company ("J. Aron"). Throughout the term of the Supply and Offtake Agreement, which will expire on April 30, 2017, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 barrels per day ("bpd") of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated market price daily, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a payable related to this monthly settlement of $3.4 million and $11.4 million as of June 30, 2016 and December 31, 2015, respectively. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
While title to the inventories is retained by J. Aron, this arrangement is accounted for as a product financing arrangement. Delek incurred fees payable to J. Aron of $2.6 million and $5.0 million during the three and six months ended June 30, 2016, respectively, and $2.8 million and $5.3 million during the three and six months ended June 30, 2015, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the Supply and Offtake Agreement on April 30, 2017, or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At June 30, 2016, Delek had 3.0 million barrels of inventory consigned for J. Aron, and we have recorded liabilities associated with this consigned inventory of $129.8 million in the condensed consolidated balance sheet.
6. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments and capital lease obligations are as follows (in millions):

	June 30, 2016	December 31, 2015
MAPCO Revolver	$106.5	$118.3
DKL Revolver	362.6	351.6
Wells Term Loan(1)	29.1	40.6
Reliant Bank Revolver	17.0	17.0
Promissory Notes	183.0	191.7
Lion Term Loan Facility(2)	242.9	256.1
Capital Lease Obligations	0.3	0.4
	941.4	975.7
Less: Current portion of long-term debt, notes payable and capital lease obligations	91.7	95.2
	$849.7	$880.5

(1)	The Wells Term Loan is net of deferred financing costs of $0.1 million and $0.2 million as of June 30, 2016 and December 31, 2015, respectively.

(2)
The Lion Term Loan Facility is net of deferred financing costs of $3.4 million and $3.8 million, respectively, and debt discounts of $1.2 million and $1.4 million, respectively, at June 30, 2016 and December 31, 2015.

MAPCO Revolver
Our subsidiary, MAPCO Express, has a revolving credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders that was amended and restated on May 6, 2014 (the "MAPCO Revolver"). The MAPCO Revolver consists of a $160.0 million revolving credit limit which includes (i) a $10.0 million swing line loan sub-limit; (ii) a $40.0 million letter of credit sub-limit; and (iii) an accordion feature which permits an increase in borrowings by up to $50.0 million, subject to additional lender commitments. As of June 30, 2016, we had $106.5 million outstanding under the MAPCO Revolver, as well as letters of credit issued of $2.9 million, with approximately $50.6 million of unused credit commitments. Borrowings under the MAPCO Revolver are secured by (i) substantially all the assets of MAPCO Express and its subsidiaries, subject to certain exceptions and limitations, (ii) all of Delek’s shares in MAPCO Express, and (iii) a limited guaranty provided by Delek of up to $50.0 million in obligations. The MAPCO Revolver will mature on May 6, 2019. The MAPCO Revolver bears interest based on predetermined pricing grids which allow us to choose between base rate loans or London Interbank Offered Rate ("LIBOR") rate loans. At June 30, 2016, the weighted average borrowing rate under the MAPCO Revolver was approximately 3.1%. Additionally, the MAPCO Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2016, this fee was 0.35% per year.
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
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of June 30, 2016, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on December 30, 2019. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR, or a Canadian Dealer Offered Rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin, in each case, varies based upon Delek Logistics' leverage ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At June 30, 2016, the weighted average borrowing rate was approximately 2.8%. Additionally, the DKL Revolver requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2016, this fee was 0.40% per year. As of June 30, 2016, Delek Logistics had approximately $362.6 million of outstanding borrowings under the credit facility, as well as letters of credit issued of $7.5 million. Unused credit commitments under the DKL Revolver, as of June 30, 2016, were approximately $329.9 million.
Wells ABL
Our subsidiary, Delek Refining, Ltd., has an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the "Wells ABL") that consists of (i) a $600.0 million revolving loan (the "Wells Revolving Loan"), which includes a $55.0 million swing line loan sub-limit and a $550.0 million letter of credit sub-limit, (ii) a $70.0 million delayed single draw term loan (the "Wells Term Loan"), and (iii) an accordion feature which permits an increase in the size of the revolving credit facility to an aggregate of $875.0 million, subject to additional lender commitments and the satisfaction of certain other conditions precedent. The Wells Revolving Loan matures on January 16, 2019 and the Wells Term Loan matures on December 31, 2016. The Wells Term Loan is subject to repayment in level principal installments of approximately $5.8 million per quarter, with a final balloon payment due on December 31, 2016. As of June 30, 2016, under the Wells ABL, we had letters of credit issued totaling approximately $91.5 million and no amounts outstanding under the Wells Revolving Loan; under the Wells Term Loan we had approximately $29.2 million outstanding. The obligations under the Wells ABL are secured by (i) substantially all the assets of Refining and its subsidiaries, with certain limitations, (ii) a limited guarantee provided by Delek in an amount up to $15.0 million and (iii) a limited guarantee provided by Lion Oil in an amount equal to the sum of the face amount of all letters of credit issued on behalf of Lion Oil under the Wells ABL and any loans made by Refining or its subsidiaries to Lion Oil. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the Wells Revolving Loan and Wells Term Loan bear interest based on separate predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At June 30, 2016, the weighted average borrowing rate under the Wells Term Loan was approximately 4.2%. Additionally, the Wells ABL requires us to pay a quarterly unused credit commitment fee. As of June 30, 2016, this fee was approximately 0.38% per year. Unused borrowing base availability, as calculated and reported under the terms of the Wells ABL credit facility, as of June 30, 2016, was $244.2 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank, which was amended on May 26, 2016 (the "Reliant Bank Revolver"). The Reliant Bank Revolver provides for unsecured loans of up to $17.0 million. As of June 30, 2016, we had $17.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2018, and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of June 30, 2016, we had no unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
In 2011, Delek began construction on new MAPCO Mart convenience stores (each a "Build-to-Suit Development" or "BTS"). In order to fund these construction projects, we entered into separate notes for each BTS project with Standard Insurance Company (collectively, the "Notes") varying in size from approximately $1.0 million to $2.2 million. The Notes bear interest at fixed rates, ranging from 5.0% to approximately 6.4% per annum. Each of the Notes is secured by the land or leasehold interest, as applicable, and the building and equipment of its respective completed MAPCO Mart. Under the terms of each Note, beginning on the first day of the eleventh month following the initial fund advancement, payments of principal on each respective Note are due over a ten-year term calculated using a 25-year amortization schedule. If any Note is not paid in full after the initial ten-year period, we may continue to make monthly payments under the Note; however, the interest rate will reset pursuant to the terms of the Note. There is also an additional interest rate reset after the first 20-year period. The final maturity dates of the Notes range from June 1, 2036 to December 1, 2041. As of June 30, 2016, we had amounts drawn under 33 Notes related to these BTS projects, for a total amount of approximately $53.0 million outstanding under the Notes.
On April 29, 2011, Delek entered into a $50.0 million promissory note (the "Ergon Note") with Ergon, Inc. ("Ergon") in connection with the closing of our acquisition of Lion Oil. As of June 30, 2016, $10.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each, commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.00% per annum.

On May 14, 2015, in connection with the closing of the Company’s acquisition of the ALJ Shares, the Company issued the Alon Israel Note, which was payable to Alon Israel. The Alon Israel Note bears interest at a fixed rate of 5.50% per annum and requires five annual principal amortization payments of $25.0 million beginning in January 2016 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. In October 2015, we prepaid the first annual principal amortization payment in the amount of $25.0 million, along with all interest due on the prepaid amount. On December 22, 2015, Alon Israel assigned the remaining $120.0 million of principal and all accrued interest due under the Alon Israel Note to assignees under four new notes in substantially the same form and on the same terms as the Alon Israel Note (collectively, the "Alon Successor Notes"). The $120.0 million in total principal of the four Alon Successor Notes collectively require the same principal amortization payments and schedule as under the Alon Israel Note, with payments due under each Alon Successor Note commensurate to such note's pro rata share of $120.0 million in assigned principal. As of June 30, 2016, a total principal amount of $120.0 million was outstanding under the Alon Successor Notes.
Lion Term Loan
Our subsidiary, Lion Oil, has a term loan credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which was amended and restated on May 14, 2015 in connection with the Company’s closing of the Alon Acquisition to, among other things, increase the total loan size from $99.0 million to $275.0 million (the "Lion Term Loan"). The Lion Term Loan requires Lion Oil to make quarterly principal amortization payments of approximately $6.9 million each, commencing on September 30, 2015, with a final balloon payment due at maturity on May 14, 2020. The Lion Term Loan is secured by, among other things, (i) substantially all the assets of Lion Oil and its subsidiaries (excluding inventory and accounts receivable), (ii) all shares in Lion Oil, (iii) any subordinated and common units of Delek Logistics held by Lion Oil, and (iv) the ALJ Shares. Additionally, the Lion Term Loan is guaranteed by Delek and the subsidiaries of Lion Oil. Interest on the unpaid balance of the Lion Term Loan is computed at a rate per annum equal to LIBOR or a base rate, at our election, plus the applicable margins, subject in each case to an all-in interest rate floor of 5.50% per annum. As of June 30, 2016, $247.5 million was outstanding under the Lion Term Loan and the weighted average borrowing rate was 5.50%.
Restrictive Covenants
Under the terms of our MAPCO Revolver, Wells ABL, DKL Revolver, Reliant Bank Revolver and Lion Term Loan, we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with separate fixed charge coverage ratio financial covenants under the Wells ABL and the Lion Term Loan during the three and six months ended June 30, 2016, we may be required to comply with these covenants at times when certain trigger thresholds are met, as defined in each of the Wells ABL and Lion Term Loan agreements. We believe we were in compliance with all covenant requirements under each of our credit facilities as of June 30, 2016.
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
In accordance with ASC 815, we recorded expense representing cash settlements and changes in estimated fair value of the interest rate derivative agreements of $0.1 million and $0.2 million for the three and six months ended June 30, 2015. This amount is included in interest expense in the accompanying consolidated statement of income. There was no expense related to interest rate derivative agreements for the three and six months ended June 30, 2016.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to apply that treatment for future transactions.

7. Other Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	June 30, 2016	December 31, 2015
Prepaid assets	$12.7	$12.2
Short-term derivative assets (see Note 14)	3.5	30.7
Income and other tax receivables	38.1	86.9
RINs Obligation surplus (see Note 13)	15.3	12.9
Other	4.5	2.8
Total	$74.1	$145.5

The detail of other non-current assets is as follows (in millions):

Other Non-Current Assets	June 30, 2016	December 31, 2015
Prepaid tax asset	$64.1	$65.8
Deferred financing costs	10.5	11.9
Long-term income tax receivables	7.5	3.0
Supply and Offtake receivable	—	20.2
Other	6.8	7.2
Total	$88.9	$108.1
The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	June 30, 2016	December 31, 2015
Income and other taxes payable	$55.0	$58.0
Short-term derivative liabilities (see Note 14)	17.2	10.2
Interest payable	6.6	7.8
Employee costs	18.3	16.0
Environmental liabilities (see Note 15)	1.8	1.0
Product financing agreements	50.4	—
RINs Obligation deficit (see Note 13)	37.3	22.0
Other	40.0	19.9
Total	$226.6	$134.9
The detail of other non-current liabilities is as follows (in millions):

Other Non-Current Liabilities	June 30, 2016	December 31, 2015
Long-term derivative liabilities (see Note 14)	$20.4	$48.9
Other	16.6	16.4
Total	$37.0	$65.3

8. Stockholders' Equity
Changes to equity during the six months ended June 30, 2016 are presented below (in millions, except per share amounts):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2015	$1,153.3	$200.6	$1,353.9
Net (loss) income	(36.2)	11.7	(24.5)
Net unrealized gain on cash flow hedges, net of income tax expense of $7.8 million and ineffectiveness gain of $0.5 million	14.5	—	14.5
Foreign currency translation gain	0.2	—	0.2
Other comprehensive loss from equity method investments, net of income tax benefit of $0.1 million	(0.2)	—	(0.2)
Common stock dividends ($0.30 per share)	(18.9)	—	(18.9)
Distribution to non-controlling interest	—	(11.6)	(11.6)
Equity-based compensation expense	7.9	0.3	8.2
Repurchase of common stock	(6.0)	—	(6.0)
Income tax expense from equity-based compensation expense	(0.3)	—	(0.3)
Taxes due to the net settlement of equity-based compensation	(0.5)	—	(0.5)
Balance at June 30, 2016	$1,113.8	$201.0	$1,314.8

Dividends
During the six months ended June 30, 2016, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Payment Date
February 25, 2016	$0.15	March 15, 2016	March 29, 2016
May 4, 2016	$0.15	May 24, 2016	June 14, 2016

Stock Repurchase Program
In February 2016, our Board of Directors authorized common stock repurchases in the aggregate amount of up to $125.0 million. Any repurchases may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend upon prevailing market prices, general economic and market conditions and other considerations. The stock repurchase authorization does not obligate us to acquire any particular amount of stock and any unused portion of the authorization will expire on December 31, 2016. During the three and six months ended June 30, 2016, 205,881 and 386,090 shares of our common stock were repurchased, for a total of $3.2 million and $6.0 million, respectively, under the stock repurchase authorization.

9. Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  Based on our current projections, which have fluctuated as a result of changes in oil prices and the related crack spread, we believe that using actual year-to-date results to compute our effective tax rate will produce a more reliable estimate of our tax expense or benefit for the three and six months ended June 30, 2016.  As such, in contrast with our previous methods of recording income tax expense, we recorded a tax provision for the three and six months ended June 30, 2016 based on actual year-to-date results, in accordance with ASC 740.

Our effective tax rate was 93.8% and 58.2% for the three and six months ended June 30, 2016, respectively, compared to 21.5% and 17.0% for the three and six months ended June 30, 2015, respectively. The increase in our effective tax rate in the three and six months ended June 30, 2016 was primarily due to the change in methodology from using an estimated annual effective tax rate to an actual three and six month effective tax rate, as well as the benefit that we received from certain tax credits and other favorable permanent items impacting our quarterly results.

10. Equity-Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
Compensation expense for Delek equity-based awards amounted to $3.7 million ($2.4 million, net of taxes) and $7.4 million ($4.8 million, net of taxes) for the three and six months ended June 30, 2016, respectively, and $3.8 million ($2.5 million, net of taxes) and $7.0 million ($4.5 million, net of taxes) for the three and six months ended June 30, 2015, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of June 30, 2016, there was $29.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.
We issued 32,166 and 72,632 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three and six months ended June 30, 2016, respectively, and 118,340 and 198,683 shares during the three and six months ended June 30, 2015, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. Such withheld shares totaled 15,396 and 27,579 during the three and six months ended June 30, 2016, respectively, and 138,984 and 202,157 shares during the three and six months ended June 30, 2015, respectively.
Delek US Holdings, Inc. 2016 Long-Term Incentive Plan
On May 5, 2016, our stockholders approved our 2016 Long-Term Incentive Plan (the “2016 Plan”). The 2016 Plan succeeds our 2006 Long-Term Incentive Plan, which expired in April 2016. The 2016 Plan allows Delek to grant stock options, SARs, restricted stock, RSUs, performance awards and other stock-based awards of up to 4,400,000 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates.  Stock options and SARs issued under the 2016 Plan are granted at prices equal to (or greater than) the fair market value of Delek's common stock on the grant date and are generally subject to a vesting period of one year or more. No awards will be made under the 2016 Plan after May 5, 2026.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for Delek Logistics GP equity-based awards was $0.4 million ($0.3 million, net of taxes) and $0.8 million ($0.5 million, net of taxes) for the three and six months ended June 30, 2016, respectively, and $0.7 million ($0.5 million, net of taxes) and $1.1 million ($0.7 million, net of taxes) for the three and six months ended June 30, 2015, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of June 30, 2016, there was $2.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.

11. Earnings (Loss) Per Share
Basic and diluted earnings per share are computed by dividing net income (loss) by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding	61,827,201	60,555,444	61,979,604	58,931,705
Dilutive effect of equity instruments	—	559,027	—	539,224
Weighted average common shares outstanding, assuming dilution	61,827,201	61,114,471	61,979,604	59,470,929
Outstanding common share equivalents totaling 3,114,732 and 2,958,334 were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2016, respectively, compared to 1,345,220 and 2,236,977 common share equivalents for the three and six months ended June 30, 2015, respectively, as these common share equivalents did not have a dilutive effect under the treasury stock method. These amounts include outstanding common share equivalents totaling 196,540 and 226,860 that were excluded from the diluted earnings per share calculation due to the net loss for the period for the three and six months ended June 30, 2016, respectively.
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
Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of company-operated retail fuel and convenience stores throughout the southeastern United States. As of June 30, 2016, we had 348 stores in total, consisting of 187 located in Tennessee, 89 in Alabama, 42 in Georgia, 12 in Arkansas, eight in Virginia, six in Kentucky and four in Mississippi. The retail fuel and convenience stores operate under Delek's MAPCO Express®, MAPCO Mart®, East Coast®, Fast Food and FuelTM, Favorite Markets®, Delta Express® and Discount Food MartTM brands. The retail segment also supplied fuel to approximately 65 contracted dealer locations as of June 30, 2016. In the retail segment, management reviews operating results on a divisional basis, where a division represents a specific geographic market. These divisional operating segments exhibit similar economic characteristics, provide the same products and services, and operate in such a manner such that aggregation of these operations is appropriate for segment presentation.
Our refining segment has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $4.2 million and $8.1 million during the three and six months ended June 30, 2016, respectively, and $3.8 million and $6.8 million during the three and six months ended June 30, 2015, respectively. Additionally, the refining segment pays crude transportation, terminalling and storage fees to the logistics segment for the utilization of pipeline, terminal and storage assets. These fees were $30.7 million and $61.7 million during the three and six months ended June 30, 2016, respectively, and $31.9 million and $59.5 million during the three and six months ended June 30, 2015, respectively. The logistics segment also sold $1.4 million and $2.9 million of Renewable Identification Numbers ("RINs") to the refining segment during the three and six months ended June 30, 2016, respectively, and $2.3 million and $3.9 million during the three and six months ended June 30, 2015, respectively. The refining segment recorded sales and fee revenues from the retail and logistics segments in the amount of $97.1 million and $188.5 million during the three and six months ended June 30, 2016, respectively, and $188.9 million and $315.2 million during the three and six months ended June 30, 2015, respectively. All inter-segment transactions have been eliminated in consolidation.
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended June 30, 2016
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$980.6	$75.5	$369.8	$0.5	$1,426.4
Intercompany fees and sales	97.1	36.3	—	(133.4)	—
Operating costs and expenses:
Cost of goods sold	988.1	73.1	318.5	(125.8)	1,253.9
Operating expenses	49.6	8.7	33.1	(1.1)	90.3
Segment contribution margin	$40.0	$30.0	$18.2	$(6.0)	82.2
General and administrative expenses					29.3
Depreciation and amortization					37.3
Other operating income					(0.3)
Operating income					$15.9
Total assets	$2,017.5	$381.8	$436.3	$527.7	$3,363.3
Capital spending (excluding business combinations)	$3.6	$0.8	$2.5	$2.8	$9.7

	Three Months Ended June 30, 2015
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,147.9	$134.1	$409.9	$1.2	$1,693.1
Intercompany fees and sales	188.9	38.0	—	(226.9)	—
Operating costs and expenses:
Cost of goods sold	1,164.8	132.5	360.0	(219.1)	1,438.2
Operating expenses	60.0	10.8	35.6	(0.4)	106.0
Segment contribution margin	$112.0	$28.8	$14.3	$(6.2)	148.9
General and administrative expenses					34.3
Depreciation and amortization					34.9
Other operating income					(0.1)
Operating income					$79.8
Total assets	$2,056.3	$352.0	$452.3	$716.8	$3,577.4
Capital spending (excluding business combinations)	$38.2	$6.0	$2.2	$1.3	$47.7

	Six Months Ended June 30, 2016
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,716.5	$143.2	$671.4	$1.2	$2,532.3
Intercompany fees and sales	188.5	72.7	—	(261.2)	—
Operating costs and expenses:
Cost of goods sold	1,776.0	139.9	574.7	(245.6)	2,245.0
Operating expenses	107.9	19.2	66.5	(1.4)	192.2
Insurance proceeds — business interruption	(42.4)	—	—	—	(42.4)
Segment contribution margin	$63.5	$56.8	$30.2	$(13.0)	137.5
General and administrative expenses					63.9
Depreciation and amortization					73.4
Operating income					$0.2
Capital spending (excluding business combinations)	$6.9	$1.9	$4.4	$6.4	$19.6

	Six Months Ended June 30, 2015
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$1,848.6	$245.3	$747.9	$1.9	$2,843.7
Intercompany fees and sales	315.2	70.3	—	(385.5)	—
Operating costs and expenses:
Cost of goods sold	1,921.7	240.9	653.2	(371.5)	2,444.3
Operating expenses	108.2	21.6	68.1	(0.5)	197.4
Segment contribution margin	$133.9	$53.1	$26.6	$(11.6)	202.0
General and administrative expenses					67.0
Depreciation and amortization					63.2
Other operating income					(0.1)
Operating income					$71.9
Capital spending (excluding business combinations)	$123.2	$9.8	$3.5	$1.9	$138.4

Property, plant and equipment and accumulated depreciation as of June 30, 2016 and depreciation expense by reporting segment for the three and six months ended June 30, 2016 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$1,191.2	$328.2	$524.6	$61.1	$2,105.1
Less: Accumulated depreciation	(326.3)	(81.1)	(215.9)	(17.0)	(640.3)
Property, plant and equipment, net	$864.9	$247.1	$308.7	$44.1	$1,464.8
Depreciation expense for the three months ended June 30, 2016	$22.6	$4.5	$8.0	$1.9	$37.0
Depreciation expense for the six months ended June 30, 2016	$44.3	$9.2	$15.9	$3.3	$72.7
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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2016 and December 31, 2015, was as follows (in millions):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$93.8	$—	$93.8
RINs Obligation surplus	—	15.3	—	15.3
Total assets	—	109.1	—	109.1
Liabilities
OTC commodity swaps	—	(148.4)	—	(148.4)
RINs Obligation deficit	—	(37.3)	—	(37.3)
Total liabilities	—	(185.7)	—	(185.7)
Net liabilities	$—	$(76.6)	$—	$(76.6)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$295.2	$—	$295.2
RINs Obligation surplus	—	12.9	—	12.9
Total assets	—	308.1	—	308.1
Liabilities
OTC commodity swaps	—	(347.5)	—	(347.5)
RINs Obligation deficit	—	(22.0)	—	(22.0)
Total liabilities	—	(369.5)	—	(369.5)
Net liabilities	$—	$(61.4)	$—	$(61.4)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of June 30, 2016 and December 31, 2015, $20.5 million and $23.9 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty.

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

The following table presents the fair value of our derivative instruments as of June 30, 2016 and December 31, 2015. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets (in millions):

		June 30, 2016		December 31, 2015
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$20.0	$(16.6)	$199.4	$(162.3)
OTC commodity swaps(1)	Other current liabilities	73.8	(87.1)	74.0	(83.6)
OTC commodity swaps(1)	Other long term liabilities	—	—	6.6	(5.6)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	—	—	10.8	(41.1)
OTC commodity swaps(1)	Other current liabilities	—	(24.3)	4.4	(5.0)
OTC commodity swaps(1)	Other long term liabilities	—	(20.4)	—	(49.9)
Total gross fair value of derivatives		$93.8	$(148.4)	$295.2	$(347.5)
Less: Counterparty netting and cash collateral(2)		90.2	(110.7)	264.4	(288.3)
Less: Amounts subject to master netting arrangements that are not netted on the balance sheet		—	—	14.3	(14.3)
Total net fair value of derivatives		$3.6	$(37.7)	$16.5	$(44.9)

(1)
As of June 30, 2016 and December 31, 2015, we had open derivative positions representing 11,726,590 barrels and 6,413,150 barrels, respectively, of crude oil and refined petroleum products. Of these open positions, contracts representing 1,983,600 barrels and 3,324,400 barrels were designated as hedging instruments as of June 30, 2016 and December 31, 2015, respectively.

(2)	As of June 30, 2016 and December 31, 2015, $20.5 million and $23.9 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total (losses) gains on our commodity derivatives recorded in cost of goods sold on the condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Losses on derivatives not designated as hedging instruments	$(13.1)	$(5.8)	$(12.6)	$(0.4)
Realized (losses) gains reclassified out of OCI on derivatives designated as cash flow hedging instruments	(7.1)	(5.6)	(14.4)	2.3
Gains (losses) recognized due to cash flow hedging ineffectiveness	1.5	(3.9)	0.5	(8.9)
Total	$(18.7)	$(15.3)	$(26.5)	$(7.0)

We also recorded expenses representing cash settlements and changes in estimated fair value of our interest rate derivative agreements of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income. There were no interest rate derivative agreements in place as of June 30, 2016 and we recognized no expense related to interest rate derivative agreements for the three and six months ended June 30, 2016.

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2016 or 2015. As of June 30, 2016 and December 31, 2015, losses of $25.2 million and $39.7 million, respectively, on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. Losses of $4.6 million and $9.4 million, net of tax, on settled contracts were reclassified into cost of sales during the three and six months ended June 30, 2016, respectively. (Losses) gains of $(3.5) million and $1.5 million, net of tax, on settled contracts were reclassified into cost of sales during the three and six months ended June 30, 2015, respectively. We estimate that $49.3 million of deferred losses will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the six months ended June 30, 2016 and June 30, 2015, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting.
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

Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the EPA, the United States Department of Transportation, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality (the "ADEQ") and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants and pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our refineries, biodiesel facilities, terminals, pipelines, underground storage tanks ("USTs"), trucks, rail cars and related operations, and may be subject to revocation, modification and renewal.
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
As of June 30, 2016, we have recorded an environmental liability of approximately $8.5 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. We expect approximately $0.4 million of this amount to be reimbursable by a prior owner of the El Dorado refinery and have recorded $0.4 million in other current assets in our condensed consolidated balance sheet as of June 30, 2016. Approximately $1.8 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
We have experienced several crude oil releases from pipelines owned by our logistics segment, including, but not limited to, a release at Magnolia Station in March 2013, a release near Fouke, Arkansas in April 2015 and a release near Woodville, Texas in January 2016. In June 2015, the United States Department of Justice notified Delek Logistics that they were evaluating an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from the March 2013 Magnolia Station release. We are currently attempting to negotiate a resolution to this matter with the EPA and the ADEQ, which may include monetary penalties and/or other relief. Based on current information available to us, we do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties, will have a material adverse effect upon our business, financial condition or results of operations.
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
Letters of Credit
As of June 30, 2016, we had in place letters of credit totaling approximately $104.6 million with various financial institutions securing obligations primarily with respect to our crude oil purchases for the refining segment, our gasoline and diesel purchases for the logistics segment and our workers’ compensation and general liability self-insurance programs. No amounts were drawn by beneficiaries of these letters of credit at June 30, 2016.
16. Subsequent Events
Dividend Declaration
On August 2, 2016, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share of our common stock, payable on September 13, 2016 to shareholders of record on August 23, 2016.

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and the transactional risks inherent in such acquisitions;

•	acquired assets may suffer a diminishment in fair value, which may require us to record a write-down or impairment;

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	diminution in value of long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	volatility of derivative instruments;

•	dependence on one wholesaler for a significant portion of our convenience store merchandise;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital and periodic turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels or costs;

•	changes in our ability to continue to access the credit markets;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products; and

•	other factors discussed under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and in our other filings with the SEC.
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
Executive Summary and Strategic Overview
Business Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and convenience store retailing. Our business consists of three operating segments: (1) refining, (2) logistics, and (3) retail. Our refining segment operates refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude throughput capacity of 155,000 barrels per day ("bpd"). Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for our refining segment and third parties. Our retail segment markets gasoline, diesel, other refined petroleum products and convenience merchandise through a network of 348 company-operated retail fuel and convenience stores located in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Tennessee and Virginia.
We own a 59.7% limited partner interest in Delek Logistics Partners, LP ("Delek Logistics") and a 95.1% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us and included certain assets formerly owned or used by certain of our subsidiaries. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations.
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
We also own a non-controlling equity interest of approximately 48% of the outstanding shares in Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"). Alon USA is an independent refiner and marketer of petroleum products, operating primarily in the South Central, Southwestern and Western regions of the United States. Alon USA owns 100% of the general partner and 81.6% of the limited partner interests in Alon USA Partners, LP (NYSE: ALDW), which owns a crude oil refinery in Big Spring, Texas with a crude oil throughput capacity of 73,000 bpd and an integrated wholesale marketing business. In addition, Alon USA directly owns a crude oil refinery in Krotz Springs, Louisiana with a crude oil throughput capacity of 74,000 bpd. Alon USA also owns crude oil refineries in California, which have not processed crude oil since 2012. Alon USA is a leading marketer of asphalt, which they distribute primarily through asphalt terminals located predominately in the Southwestern and Western United States. Alon USA is the largest 7-Eleven licensee in the United States and operates approximately 300 convenience stores which market motor fuels in Central and West Texas and New Mexico. Our investment in Alon USA is accounted for as an equity method investment and the earnings from this equity method investment reflected in our consolidated statements of income include our share of net earnings directly attributable to this equity method investment, and amortization of the excess of our investment balance over the underlying net assets of Alon USA.
As of June 30, 2016, due to the decline in the quoted market price of Alon USA below the carrying amount of our investment, we evaluated our investment in Alon USA for potential impairment. We have determined that the decline in the market value of the ALJ Shares is not other than temporary and, therefore, it was not necessary to record an impairment charge on our investment at June 30, 2016. In determining whether the decline is other than temporary, we considered the cyclical nature of our industry, Alon USA's historical performance, its performance in relation to its peers and the current economic environment. However, future conditions in the industry, operating performance and performance in relation to peers and the future economic environment may vary from those informing our current assessment of recoverability. Such future conditions could therefore cause us to determine that a decline in fair value is other than temporary. If we later determine that the decline is other than temporary, we will record a write-down in the carrying value of our asset to the then-current fair market value.
As part of our overall business strategy, we regularly evaluate opportunities to expand our portfolio of businesses and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

Recent Developments
Return to Shareholders
Dividends
On June 14, 2016, we paid a regular dividend of $0.15 per share of our common stock, declared on May 4, 2016 to shareholders of record on May 24, 2016. On August 2, 2016, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share of our common stock, payable on September 13, 2016 to shareholders of record on August 23, 2016.
Share Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program for up to $125.0 million of our common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock, and any unused portion of the authorization will expire on December 31, 2016. During the three and six months ended June 30, 2016, 205,881 and 386,090 shares of our common stock were repurchased, for a total of $3.2 million and $6.0 million, respectively, under the stock repurchase authorization.
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
The table below reflects the quarterly high, low and average prices of Cushing WTI crude oil for each of the quarterly periods in 2015 and the quarterly periods during the six months ended June 30, 2016.

We continue to experience significant volatility in the energy markets. We believe that the fluctuation in the price of Cushing WTI crude oil in 2015 and the first six months of 2016 is primarily attributable to local and global oversupply, driven by an increase in domestic production and foreign exports. Fluctuations in the price of Cushing WTI crude oil impact the cost of raw materials processed at our refineries, as well as the price of finished products sold by all three of our operating segments.

The table below reflects the quarterly high, low and average 5-3-2 crack spread for each of the quarterly periods in 2015 and the quarterly periods during the six months ended June 30, 2016.
The average Gulf Coast 5-3-2 crack spread declined to $8.74 during the first six months of 2016 from $16.81 during the first six months of 2015. The wholesale price of refined products contributed to the decline in the Gulf Coast 5-3-2 crack spread in the six months ended June 30, 2016, with the U.S. Gulf Coast price of gasoline declining 23.1%, from an average of $1.70 per gallon in the first six months of 2015 to $1.21 per gallon in the first six months of 2016 and the U.S. Gulf Coast price of High Sulfur Diesel declining 30.4%, from an average of $1.62 per gallon in the first six months of 2015 to $1.06 per gallon in the first six months of 2016. The charts below illustrate the the price of U.S. Gulf Coast Gasoline and U.S. High Sulfur Diesel for each of the quarterly periods in 2015 and the quarterly periods during the six months ended June 30, 2016.

Our Tyler and El Dorado refineries both continue to have greater access to Midland WTI and Midland WTI-linked crude feedstocks compared to certain of our competitors. As new pipelines increased the ability to ship price-advantaged crude oil supplies to and from the mid-continent region, we have experienced a decline in certain crude oil price differentials favorable to us. As these price differentials decrease, so does our competitive advantage created by our access to WTI-linked crude oil. The chart below illustrates the differentials of both Brent crude oil and Midland WTI crude oil as compared to Cushing WTI crude oil for each of the quarterly periods in 2015 and the quarterly periods during the six months ended June 30, 2016.

Environmental regulations continue to affect our margins in the form of the increasing cost of RINs. On a consolidated basis, we work to balance our RINs obligations in order to minimize the effect of RINs on our results. While we generate RINs in all three operating segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs adversely affected our results of operations. It is not possible at this time to predict with certainty what future volumes or costs may be, but given the increase in required volumes and the volatile price of RINs, the cost of purchasing sufficient RINs could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products. The chart below illustrates the volatile nature of the price for RINs for each of the quarterly periods in 2015 and the quarterly periods during the six months ended June 30, 2016.
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
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the six months ended June 30, 2016, from those disclosed in our Annual Report on Form 10-K.
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

Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
Statement of Operations Data	June 30,		June 30,
	2016	2015	2016	2015
Net sales:
Net sales	$1,426.4	$1,693.1	$2,532.3	$2,843.7
Operating costs and expenses:
Cost of goods sold	1,253.9	1,438.2	2,245.0	2,444.3
Operating expenses	90.3	106.0	192.2	197.4
Insurance proceeds — business interruption	—	—	(42.4)	—
General and administrative expenses	29.3	34.3	63.9	67.0
Depreciation and amortization	37.3	34.9	73.4	63.2
Other operating income	(0.3)	(0.1)	—	(0.1)
Total operating costs and expenses	1,410.5	1,613.3	2,532.1	2,771.8
Operating income	15.9	79.8	0.2	71.9
Interest expense	15.4	17.3	30.4	27.4
Interest income	(0.4)	(0.2)	(0.7)	(0.6)
Loss (income) from equity method investments	10.6	(7.4)	28.6	(7.4)
Other (income) expense, net	(0.1)	(0.1)	0.5	(1.0)
Total non-operating expenses, net	25.5	9.6	58.8	18.4
(Loss) income before income taxes	(9.6)	70.2	(58.6)	53.5
Income tax (benefit) expense	(9.0)	15.1	(34.1)	9.1
Net (loss) income	(0.6)	55.1	(24.5)	44.4
Net income attributed to non-controlling interest	6.4	6.8	11.7	12.2
Net (loss) income attributable to Delek	$(7.0)	$48.3	$(36.2)	$32.2
Basic (loss) income per share	$(0.11)	$0.80	$(0.58)	$0.55
Diluted (loss) income per share	$(0.11)	$0.79	$(0.58)	$0.54

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2016 versus the Three Months Ended June 30, 2015
Net Income
Consolidated net loss for the second quarter of 2016 was $7.0 million, or $0.11 per basic share, compared to net income of $48.3 million, or $0.79 per basic share, for the second quarter of 2015.
Net Sales
In the second quarters of 2016 and 2015, we generated net sales of $1,426.4 million and $1,693.1 million, respectively, a decrease of $266.7 million, or 15.8%. The decrease in net sales was primarily due to the effects of decreases in the price of finished petroleum products on all three operating segments in the second quarter of 2016, compared to the same period in 2015 and a decline in sales volumes at the El Dorado refinery, resulting from lower throughputs and production as operations matched commercial demand. These decreases were partially offset by an increase in merchandise sales in the retail segment.
Cost of Goods Sold
Cost of goods sold was $1,253.9 million for the second quarter of 2016 compared to $1,438.2 million for the second quarter of 2015, a decrease of $184.3 million, or 12.8%. The decrease in cost of goods sold primarily resulted from the decrease in the cost of both crude oil feedstocks in the refining segment and refined products in both the retail and logistics segments, partially offset by net RINs costs of $10.9 million for the second quarter of 2016, as compared to $0.5 million for the second quarter of 2015.
Operating Expenses
Operating expenses were $90.3 million for the second quarter of 2016 compared to $106.0 million for the second quarter of 2015, a decrease of $15.7 million, or 14.8%. The decrease in operating expenses was primarily due to decreases in spill remediation and utilities expense in the refining segment, decreases in maintenance expenses in the logistics segment and decreases in insurance and credit card expenses in our retail segment.
General and Administrative Expenses
General and administrative expenses were $29.3 million and $34.3 million for the second quarter of 2016 and 2015, respectively, a decrease of $5.0 million, or 14.6%. The decrease in general and administrative expenses was primarily due to a decrease in employee compensation related expenses. We do not allocate general and administrative expenses to our operating segments.
Depreciation and Amortization
Depreciation and amortization was $37.3 million for the second quarter of 2016 compared to $34.9 million for the second quarter of 2015, an increase of $2.4 million, or 6.9%. The increase in depreciation expense was primarily attributable to the turnaround and expansion of the Tyler refinery completed in the first quarter of 2015, as well as capital expenditures and acquisitions completed in 2015.
Interest Expense
Interest expense was $15.4 million for the second quarter of 2016 compared to $17.3 million for the second quarter of 2015, a decrease of $1.9 million, or 11.0%. The decrease was primarily attributable to $3.9 million in one-time fees associated with the amendment of the Lion Term Loan in the second quarter of 2015, partially offset by interest costs associated with increased debt levels in the second quarter of 2016, related to the investment in Alon USA, compared to the same period in 2015.
Results from Equity Method Investments
During the second quarter of 2016, we recognized a loss from equity method investments of $10.6 million, compared to income from equity method investments of $7.4 million for the second quarter of 2015. Results from equity method investments for the second quarters of 2016 and 2015 was primarily attributable to our proportionate share of the net (loss) income from our investment in Alon USA of $(9.7) million and $9.2 million, respectively and $(0.7) million and $(1.7) million, respectively, in amortization of the excess of our investment over our equity in the underlying net assets of Alon USA.
Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the  estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  Based on our current projections, which have fluctuated as a result of changes in oil prices and related crack spread, we believe that using actual year-to-date results to compute our effective tax rate will produce a more reliable estimate of our tax expense for the three months ended June 30, 2016.  As such, in contrast with our previous methods of recording income tax expense, we recorded a tax provision for the three months ended June 30, 2016 based on actual year-to-date results, in accordance with ASC 740.
Income tax benefit was $9.0 million for the second quarter of 2016, compared to expense of $15.1 million for the second quarter of 2015, an increase in benefit of $24.1 million. The increase in benefit was primarily attributable to a pre-tax loss of $9.6 million in the second quarter of 2016, as compared to pre-tax income of $70.2 million for the second quarter of 2015. Our effective tax rate was 93.8% for the second quarter of 2016, compared to 21.5% for the second quarter of 2015. The increase in our effective tax rate in the second quarter of 2016 was primarily due to the change in methodology from using an estimated annual effective tax rate to an actual three month effective tax rate, as well as the benefit that we received from certain tax credits and other favorable permanent items impacting our quarterly results.

Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2016 versus the Six Months Ended June 30, 2015
Net Income
Consolidated net loss for the six months ended June 30, 2016 was $36.2 million, or $0.58 per basic share, compared to net income of $32.2 million, or $0.54 per basic share, for the six months ended June 30, 2015.
Net Sales
For the six months ended June 30, 2016 and 2015, we generated net sales of $2,532.3 million and $2,843.7 million, respectively, a decrease of $311.4 million, or 11.0%. The decrease in net sales was primarily due to the effects of decreases in the price of finished petroleum products on all three operating segments in the six months ended June 30, 2016, compared to the same period in 2015. These decreases were partially offset by an increase in sales volumes at the Tyler refinery, which was attributable to the lower volumes in the first quarter of 2015 due to downtime at the Tyler refinery for a turnaround and expansion project. Further offsetting the decrease was an increase in fuel volumes and merchandise sales in the retail segment.
Cost of Goods Sold
Cost of goods sold was $2,245.0 million for the six months ended June 30, 2016, compared to $2,444.3 million for the six months ended June 30, 2015, a decrease of $199.3 million, or 8.2%. The decrease in cost of goods sold primarily resulted from the decrease in the cost of both crude oil feedstocks in the refining segment and refined products in both the retail and logistics segments, partially offset by an increase in sales volumes at the Tyler refinery, net RINs costs of $19.4 million for the six months ended June 30, 2016, as compared to $0.4 million for the six months ended June 30, 2015 and losses associated with our hedging program of $26.5 million for the six months ended June 30, 2016, compared to losses of $7.0 million for the six months ended June 30, 2015.
Operating Expenses
Operating expenses were $192.2 million for the six months ended June 30, 2016 compared to $197.4 million for the six months ended June 30, 2015, a decrease of $5.2 million, or 2.6%. The decrease in operating expenses was primarily due to decreases in outside services, insurance and utilities expenses in the refining segment, maintenance expenses in the logistics segment and insurance, credit card and maintenance expenses in the retail segment. These decreases were partially offset by a full quarter of operating expenses at the Tyler refinery for the six months ended June 30, 2016 as compared to reduced expenses resulting from the downtime associated with the turnaround and expansion project during the first quarter of 2015, increased expenses associated with an internal tank contamination at one of our terminal locations in the logistics segment and an increase in salaries and lease expense in the retail segment.

Insurance proceeds — business interruption
We recognized proceeds from business interruption insurance claims of $42.4 million for the six months ended June 30, 2016, associated with a litigation settlement. We did not record any insurance proceeds for the six months ended June 30, 2015.
General and Administrative Expenses
General and administrative expenses were $63.9 million and $67.0 million for the six months ended June 30, 2016 and 2015, respectively, a decrease of $3.1 million, or 4.6%. The decrease in general and administrative expenses was primarily due to a decrease in employee compensation related expenses, partially offset by an increase in outside services associated with various marketing and procurement projects during the six months ended June 30, 2016, as compared to the same period of 2015. We do not allocate general and administrative expenses to our operating segments.
Depreciation and Amortization
Depreciation and amortization was $73.4 million for the six months ended June 30, 2016 compared to $63.2 million for the six months ended June 30, 2015, an increase of $10.2 million, or 16.1%. The increase in depreciation expense was primarily attributable to the turnaround and expansion of the Tyler refinery completed in the first quarter of 2015, as well as capital expenditures and acquisitions completed in 2015.
Interest Expense
Interest expense was $30.4 million for the six months ended June 30, 2016 compared to $27.4 million for the six months ended June 30, 2015, an increase of $3.0 million, or 10.9%. The increase was primarily attributable to interest costs associated with increased debt levels related to the investment in Alon USA. The increase was partially offset by $3.9 million in one-time fees associated with the amendment of the Lion Term Loan in the second quarter of 2015.
Results from Equity Method Investments
During the six months ended June 30, 2016, we recognized a loss from equity method investments of $28.6 million, compared to income of $7.4 million for the six months ended June 30, 2015, Results from equity method investments for the six months ended June 30, 2016 and 2015 are primarily attributable to our proportionate share of the net (loss) income from our investment in Alon USA of $(26.8) million and $9.2 million, respectively, and $(1.4) million and $(1.7) million in amortization of the excess of our investment over our equity in the underlying net assets of Alon USA.
Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the  estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  Based on our current projections, which have fluctuated as a result of changes in oil prices and related crack spread, we believe that using actual year-to-date results to compute our effective tax rate will produce a more reliable estimate of our tax expense for the six months ended June 30, 2016.  As such, in contrast with our previous methods of recording income tax expense, we recorded a tax provision for the six months ended June 30, 2016 based on actual year-to-date results, in accordance with ASC 740.
Income tax benefit was $34.1 million for the six months ended June 30, 2016, compared to income tax expense of $9.1 million for the six months ended June 30, 2015, an increase of $43.2 million. The increase was primarily attributable to a pre-tax loss of $58.6 million for the six months ended June 30, 2016, compared to pre-tax income of $53.5 million for the six months ended June 30, 2015. Our effective tax rate was 58.2% for the six months ended June 30, 2016, compared to 17.0% for the six months ended June 30, 2015. The increase in our effective tax rate for the six months ended June 30, 2016 was primarily due to the change in methodology from using an estimated annual effective tax rate to an actual quarterly effective tax rate, as well as the benefit that we received from certain tax credits and other favorable permanent items impacting our quarterly results.
Operating Segments
We report operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$1,077.7	$1,336.8	$1,905.0	$2,163.8
Cost of goods sold	988.1	1,164.8	1,776.0	1,921.7
Gross margin	89.6	172.0	129.0	242.1
Operating expenses	49.6	60.0	107.9	108.2
Insurance proceeds — business interruption	—	—	(42.4)	—
Contribution margin	$40.0	$112.0	$63.5	$133.9

_____________________________

[1]
Sales volume includes 785 bpd and 1,070 bpd sold to the logistics segment during the three and six months ended June 30, 2016, respectively, and 4,553 bpd and 2,527 bpd during the three and six months ended June 30, 2015, respectively. Sales volume also includes sales of 797 bpd and 516 bpd of intermediate and finished products to the El Dorado refinery during the three and six months ended June 30, 2016, respectively, and 4,875 bpd and 2,880 bpd during the three and six months ended June 30, 2015, respectively. Sales volume excludes 740 bpd and 371 bpd during the three and six months ended June 30, 2016, respectively, and 469 bpd and 3,265 bpd of wholesale activity during the three and six months ended June 30, 2015, respectively.

_____________________________

[1]
Sales volume includes 3,958 bpd and 4,173 bpd of produced finished product sold to the retail segment during the three and six months ended June 30, 2016, respectively, and 3,488 bpd and 3,977 bpd during the three and six months ended June 30, 2015, respectively. Sales volume also includes 783 bpd and 2,314 bpd of produced finished product sold to the Tyler refinery during the three and six months ended June 30, 2015, respectively. There were no sales of produced finished product to the Tyler refinery during the three and six months ended June 30, 2016. Sales volume excludes 20,450 bpd and 22,585 bpd of wholesale activity during the three and six months ended June 30, 2016, respectively, and 26,843 bpd and 25,178 bpd during the three and six months ended June 30, 2015, respectively.

Refining Segment Operational Comparison of the Three Months Ended June 30, 2016 versus the Three Months Ended June 30, 2015
Net Sales
Net sales for the refining segment were $1,077.7 million for the second quarter of 2016 compared to $1,336.8 million for the second quarter of 2015, a decrease of $259.1 million, or 19.4%. The decrease in net sales primarily resulted from declines in the price of U.S. Gulf Coast gasoline and Ultra-Low-Sulfur diesel ("ULSD") in the second quarter of 2016 as compared to the second quarter of 2015, as well as a decline in sales volumes at the El Dorado refinery resulting from lower throughputs and production as operations matched commercial demand.
Cost of Goods Sold
Cost of goods sold for the second quarter of 2016 for the refining segment was $988.1 million compared to $1,164.8 million for the second quarter of 2015, a decrease of $176.7 million, or 15.2%. This decrease was primarily attributable to a decrease in the cost of WTI crude oil, from an average of $57.80 per barrel in the second quarter of 2015 to an average of $45.56 in the second quarter of 2016, and a decrease in sales volumes at the El Dorado refinery.

These decreases were partially offset by an increase in the cost of RINs.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $30.7 million and $31.9 million during the second quarters of 2016 and 2015, respectively. We eliminate these intercompany fees in consolidation.
Operating Expenses
Operating expenses for the refining segment were $49.6 million for the second quarter of 2016 compared to $60.0 million for the second quarter of 2015, a decrease of $10.4 million, or 17.3%. The decrease in operating expenses was primarily due to a decrease in oil spill remediation costs and a decrease in utilities expenses, primarily due to a reduction in natural gas prices and consumption, as well as certain cost reduction initiatives at both refineries.
Contribution Margin
Contribution margin for the refining segment decreased to $40.0 million, or 48.7% of our consolidated segment contribution margin, in the second quarter of 2016, compared to $112.0 million, or 75.2% of our consolidated segment contribution margin, in the second quarter of 2015. The refining segment contribution margin decrease was primarily attributable to a decline in gross margins at both the Tyler and El Dorado refineries, partially offset by a decline in operating expenses at both refineries.

Margins at both refineries were negatively impacted by a 47% decline in the average Gulf Coast 5-3-2 crack spread and a 70.0% decline in the average differential between WTI Midland crude oil and WTI Cushing crude oil in the second quarter of 2016 compared to the second quarter of 2015. Further contributing to the decline in margins were increases in RINs costs, to $12.3 million in the second quarter of 2016, compared to $2.4 million in the second quarter of 2015. These decreases were partially offset by a contango futures market in both the first quarters of 2016 and 2015, which lowered crude purchase prices by $1.43 per barrel in the second quarter of 2016, compared to $1.77 per barrel in the second quarter of 2015.
Refining Segment Operational Comparison of the Six Months Ended June 30, 2016 versus the Six Months Ended June 30, 2015
Net Sales
Net sales for the refining segment were $1,905.0 million for the six months ended June 30, 2016 compared to $2,163.8 million for the six months ended June 30, 2015, a decrease of $258.8 million, or 12.0%. The decrease in net sales resulted from declines in the price of U.S. Gulf Coast gasoline and Ultra-Low-Sulfur diesel ("ULSD") in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. These decreases were partially offset by an increase in sales volumes at the Tyler refinery.
Cost of Goods Sold
Cost of goods sold for the refining segment for the six months ended June 30, 2016 was $1,776.0 million, compared to $1,921.7 million for the six months ended June 30, 2015, a decrease of $145.7 million, or 7.6%. This decrease was primarily attributable to a decrease in the cost of WTI crude oil, from an average of $53.33 per barrel for the six months ended June 30, 2015 to an average of $39.65 for the six months ended June 30, 2016. The decrease in crude oil prices was partially offset by the increase in sales volumes at the Tyler refinery resulting from the lower volumes in the first half of 2015 due to downtime at the Tyler refinery related to the turnaround and expansion project completed in the first quarter of 2015, an increase in the cost of RINs, and losses on derivative positions of $25.0 million for the six months ended June 30, 2016, compared to losses of $7.2 million for the six months ended June 30, 2015.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $61.7 million and $59.5 million during the six months ended June 30, 2016 and 2015, respectively. We eliminate these intercompany fees in consolidation.
Operating Expenses
Operating expenses for the refining segment were $107.9 million for the six months ended June 30, 2016 compared to $108.2 million for the six months ended June 30, 2015, a decrease of $0.3 million, or 0.3%. The decrease in operating expenses was primarily due to a decrease in insurance expenses and utilities expenses, primarily due to a reduction in natural gas prices and consumption, as well as certain cost reduction initiatives at both refineries. These were partially offset by a full period of operating expenses at the Tyler refinery for the six months ended June 30, 2016, as compared to reduced expenses resulting from downtime associated with the turnaround and expansion project completed in the first quarter of 2015.
Contribution Margin
Contribution margin for the refining segment decreased to $63.5 million, or 46.2% of our consolidated segment contribution margin, in the six months ended June 30, 2016, compared to $133.9 million, or 66.3% of our consolidated segment contribution margin, in the six months ended June 30, 2015. The refining segment contribution margin decrease was primarily attributable to a decline in operating margins at both refineries, which were partially offset by business interruption insurance proceeds of $42.4 million associated with a settlement of litigation received in the first quarter of 2016, as well as an increase in sales volumes at the Tyler refinery in the first half of 2016 attributable to the lower volumes in the same period of 2015 due to downtime at the Tyler refinery related to the turnaround and expansion project completed in the first quarter of 2015.

Margins at both refineries were negatively impacted by the decline in the average differential between WTI Midland crude oil and WTI Cushing crude oil and a decline in the Gulf Coast 5-3-2 crack spread. Further contributing to the decline in margins were losses on derivative positions of $25.0 million for the six months ended June 30, 2016, compared to losses of $7.2 million for the six months ended June 30, 2015 and an increase in RINs costs, to $22.5 million for the six months ended June 30, 2016, compared to $4.3 million for the six months ended June 30, 2015. These decreases were partially offset by a contango futures market in both the six months ended June 30, 2016 and 2015, which lowered crude purchase prices by $1.62 per barrel in the six months ended June 30, 2016, compared to $1.23 per barrel during the six months ended June 30, 2015.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Logistics Segment Contribution:
Net sales	$111.8	$172.1	$215.9	$315.6
Cost of goods sold	73.1	132.5	139.9	240.9
Gross margin	38.7	39.6	76.0	74.7
Operating expenses	8.7	10.8	19.2	21.6
Contribution margin	$30.0	$28.8	$56.8	$53.1

Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	70,188	66,860	68,301	47,018
West Texas wholesale marketing throughputs (average bpd)	12,594	17,490	13,482	17,070
West Texas wholesale marketing margin per barrel	$2.13	$1.31	$1.00	$1.35
Terminalling throughputs (average bpd) (2)	126,476	113,578	122,645	90,581
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	56,302	53,863	56,322	55,267
Refined products pipelines to Enterprise Systems	53,670	58,572	53,725	57,258
SALA Gathering System	18,288	21,305	18,645	21,421
East Texas Crude Logistics System	12,909	28,677	11,127	23,892
El Dorado Rail Offloading Rack	—	2,964	—	2,964

_____________________________

(1)	Excludes jet fuel and petroleum coke.

(2)	Consists of terminalling throughputs at our Tyler, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas, and Memphis and Nashville, Tennessee terminals.
Logistics Segment Operational Comparison of the Three Months Ended June 30, 2016 versus the Three Months Ended June 30, 2015
Net Sales
Net sales for the logistics segment were $111.8 million in the second quarter of 2016, compared to $172.1 million for the second quarter of 2015, a decrease of $60.3 million, or 35.0%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel and in diesel volumes sold in our west Texas marketing operations. Further contributing to the decrease were declines in fuel surcharge revenues and fees on our Paline Pipeline System. Partially offsetting the decreases were increased throughput at most of our terminals, including our terminals in El Dorado, Arkansas and Tyler, Texas.
Net sales included $4.2 million and $3.8 million of net service fees paid by our refining segment to our logistics segment during the second quarter of 2016 and 2015, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also included crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $30.7 million and $31.9 million in the second quarter of 2016 and 2015, respectively. The logistics segment also sold $1.4 million and $2.3 million of RINs to the refining segment in the second quarter of 2016 and 2015, respectively. These intercompany sales and fees are eliminated in consolidation.

Cost of Goods Sold
Cost of goods sold for the logistics segment decreased $59.4 million, or 44.8%, to $73.1 million in the second quarter of 2016, compared to $132.5 million in the second quarter of 2015. The decrease in cost of goods sold was primarily attributable to decreases in average cost per gallon of gasoline and diesel and in diesel volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline decreased $0.46 during the second quarter of 2016 compared to the second quarter of 2015, while the average cost per gallon of diesel decreased $0.51 during the second quarter of 2016 compared to the second quarter of 2015.
Operating Expenses
Operating expenses for the logistics segment were approximately $8.7 million and $10.8 million for the second quarter of 2016 and 2015, respectively, a decrease of $2.1 million, or 19.4%. The decrease in operating expenses was primarily due to decreases in maintenance costs as a result of the completion of maintenance projects at our tank farms, the East Texas Crude Logistics System, the SALA Gathering System and two of our terminals in the west Texas area. Further contributing to the decrease were decreases in insurance expense related to our trucking assets and one of our terminals and reduced expenses associated with the El Dorado offloading rack assets. Partially offsetting these decreases were increases in costs associated with the operation of our trucking assets.
Contribution Margin
Contribution margin for the logistics segment increased to $30.0 million, or 36.5% of our consolidated segment contribution margin, in the second quarter of 2016, compared to $28.8 million, or 19.3% of our consolidated segment contribution margin, in the second quarter of 2015. The increase in contribution margin was attributable to increased throughput at most of our terminals, including our terminals in El Dorado, Arkansas and Tyler, Texas, and higher margins in our west Texas operations. Higher margins in our west Texas operations were achieved as a result of a more favorable supply/demand balance due to a third-party pipeline outage in the region in late May and early June 2016, compared to the second quarter of 2015. Also contributing to the increase were reduced operating expenses.
Logistics Segment Operational Comparison of the Six Months Ended June 30, 2016 versus the Six Months Ended June 30, 2015
Net Sales
Net sales for the logistics segment were $215.9 million during the six months ended June 30, 2016, compared to $315.6 million during the six months ended June 30, 2015, a decrease of $99.7 million, or 31.6%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel and in diesel volumes sold in our west Texas marketing operations. Partially offsetting the decreases were increased throughput at most of our terminals, including our terminals in El Dorado, Arkansas and Tyler, Texas, increased fees and lower pipeline allowance losses on our Paline Pipeline System, and the effects of the throughput and tankage agreements with the refining segment, pursuant to which the logistics segment generated revenue on assets acquired from the refining segment during the six months ended June 30, 2016, with no comparable revenue earned during the six months ended June 30, 2015. Volumes and fees increased primarily as a result of the turnaround that occurred at the Tyler Refinery in the second quarter of 2015, during which the refinery was not fully operational. Offsetting the increases were decreases in fuel surcharge revenues associated with our trucking assets.
Net sales included $8.1 million and $6.8 million of net service fees paid by our refining segment to our logistics segment during the six months ended June 30, 2016 and 2015, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also included crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $61.7 million and $59.5 million in the six months ended June 30, 2016 and 2015, respectively. The logistics segment also sold $2.9 million and $3.9 million of RINs to the refining segment in the six months ended June 30, 2016 and 2015, respectively. These intercompany sales and fees are eliminated in consolidation.

Cost of Goods Sold
Cost of goods sold for the logistics segment decreased $101.0 million, or 41.9%, to $139.9 million in the six months ended June 30, 2016, compared to $240.9 million in the six months ended June 30, 2015. The decrease in cost of goods sold was primarily attributable to decreases in average cost per gallon of gasoline and diesel and in diesel volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline decreased $0.47 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, while the average cost per gallon of diesel decreased $0.57 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Operating Expenses
Operating expenses for the logistics segment were approximately $19.2 million and $21.6 million for the six months ended June 30, 2016 and 2015, respectively, a decrease of $2.4 million, or 11.1%. The decrease in operating expenses was primarily due to decreases in maintenance costs as a result of the completion of maintenance projects at our tank farms, the East Texas Crude Logistics System, the SALA Gathering System and two of our terminals in the west Texas area. Partially offsetting these decreases were increases in costs associated with the operation and maintenance of our storage tanks at the El Dorado refinery and an increase in operating expense for one of our terminal locations related to internal tank contamination.
Contribution Margin
Contribution margin for the logistics segment increased to $56.8 million, or 41.3% of our consolidated segment contribution margin, for the six months ended June 30, 2016, compared to $53.1 million, or 26.3% of our consolidated segment contribution margin, for the six months ended June 30, 2015. The increase in contribution margin was primarily attributable to the increases in net sales discussed above, as well as the decreases in cost of sales and operating expenses, also described above. These increases were partially offset by a decline in margins in our west Texas operations.

Retail Segment
The table below sets forth certain information concerning our retail segment operations ($ in millions, except per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$369.8	$409.9	$671.4	$747.9
Cost of goods sold	318.5	360.0	574.7	653.2
Gross margin	51.3	49.9	96.7	94.7
Operating expenses	33.1	35.6	66.5	68.1
Contribution margin	$18.2	$14.3	$30.2	$26.6
Operating Information:
Number of stores (end of period)	348	360	348	360
Average number of stores	352	360	354	361

Retail Segment Operational Comparison of the Three Months Ended June 30, 2016 versus the Three Months Ended June 30, 2015
Net Sales

Net sales for the retail segment in the second quarter of 2016 decreased $40.1 million, or 9.8%, to $369.8 million from $409.9 million in the second quarter of 2015. The decrease in net sales was primarily due to a decrease in the retail fuel price per gallon. The decrease in retail fuel prices was partially offset by an increase in merchandise sales in the second quarter of 2016, as compared with the same period in 2015.
Retail fuel gallons sold for the retail segment were 115.3 million gallons for the second quarter of 2016, compared to 116.2 million gallons for the second quarter of 2015. Same-store retail fuel gallons sold decreased 2.4% for the second quarter of 2016, compared to the second quarter of 2015. Total fuel sales, including wholesale dollars, decreased 13.9% to $258.8 million in the second quarter of 2016, compared to $300.7 million in the second quarter of 2015. The reduction in retail fuel sales volume is primarily due to pricing programs in the second quarter of 2016 focused on improving margin.
Merchandise sales for the retail segment increased 1.7% to $111.0 million in the second quarter of 2016, compared to $109.2 million in the second quarter of 2015. Same-store merchandise sales increased 1.7%, primarily due to increases in the cigarette and cold fountain beverage categories, partially offset by a decline in the bottled soft drinks category during the second quarter of 2016 as compared to the same period in 2015.
Cost of Goods Sold
Cost of goods sold for the retail segment decreased $41.5 million, or 11.5%, to $318.5 million in the second quarter of 2016 from $360.0 million in the second quarter of 2015. This decrease was primarily due to a decrease in the average retail fuel cost per gallon.
Operating Expenses
Operating expenses for the retail segment were $33.1 million in the second quarter of 2016 as compared to $35.6 million in the second quarter of 2015, a decrease of $2.5 million, or 7.0%. This decrease was primarily attributable to declines in insurance and credit expenses in the second quarter of 2016 as compared to the second quarter of 2015.

Contribution Margin
Contribution margin for the retail segment increased to $18.2 million, or 22.1% of our consolidated segment contribution margin, in the second quarter of 2016, compared to $14.3 million, or 9.6% of our consolidated segment contribution margin, in the second quarter of 2015. The increase was primarily due to increases in retail fuel margins and merchandise sales, as well as a decline in operating expenses in the second quarter of 2016, as compared to the second quarter of 2015.

Retail Segment Operational Comparison of the Six Months Ended June 30, 2016 versus the Six Months Ended June 30, 2015
Net Sales

Net sales for the retail segment in the six months ended June 30, 2016 decreased $76.5 million, or 10.2%, to $671.4 million from $747.9 million in the six months ended June 30, 2015. The decrease in net sales was primarily due to a decrease in the retail fuel price per gallon. The decrease in retail fuel prices was partially offset by an increase in fuel sales volumes and merchandise sales in the six months ended June 30, 2016, as compared with the same period in 2015.
Retail fuel gallons sold for the retail segment were 226.5 million gallons for the six months ended June 30, 2016, compared to 224.8 million gallons for the six months ended June 30, 2015. Same-store retail fuel gallons sold decreased 1.0% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Total fuel sales, including wholesale dollars, decreased 15.3% to $460.9 million in the six months ended June 30, 2016, compared to $544.1 million in the six months ended June 30, 2015.
Merchandise sales for the retail segment increased 3.3% to $210.4 million in the six months ended June 30, 2016, compared to $203.8 million in the six months ended June 30, 2015. Same-store merchandise sales increased 3.2%, primarily due to increases in the cigarette and food service categories, partially offset by a decline in the soft drinks category during the six months ended June 30, 2016 as compared to the same period in 2015.
Cost of Goods Sold
Cost of goods sold for the retail segment decreased $78.5 million, or 12.0%, to $574.7 million in the six months ended June 30, 2016 from $653.2 million in the six months ended June 30, 2015. This decrease was primarily due to a decrease in the average retail fuel cost per gallon, partially offset by an increase in fuel sales volumes.
Operating Expenses
Operating expenses for the retail segment were $66.5 million in the six months ended June 30, 2016 as compared to $68.1 million in the six months ended June 30, 2015, a decrease of $1.6 million, or 2.3%. This decrease was primarily attributable to a decrease in insurance, credit and maintenance expenses, partially offset by an increase in salaries and lease expenses in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Contribution Margin
Contribution margin for the retail segment increased to $30.2 million, or 22.0% of our consolidated segment contribution margin, in the six months ended June 30, 2016, compared to $26.6 million, or 13.2% of our consolidated segment contribution margin, in the six months ended June 30, 2015. The increase was primarily due to an increase in merchandise sales and retail fuel margins, as well as a decline in operating expenses in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2016 and 2015 (in millions):

	Six Months Ended June 30,
	2016	2015
Cash Flow Data:
Operating activities	$156.6	$73.7
Investing activities	(59.4)	(344.2)
Financing activities	(22.3)	204.8
Net increase (decrease)	$74.9	$(65.7)
Cash Flows from Operating Activities
Net cash provided by operating activities was $156.6 million for the six months ended June 30, 2016, compared to $73.7 million for the comparable period of 2015. The increase in cash flows from operations was primarily due to changes in working capital due to the full quarter of operations at the Tyler refinery in the first six months of 2016, as compared to the downtime in the first quarter of 2015 associated with the turnaround and expansion of the Tyler refinery, as well as a decrease in receivables, primarily related to the collection of $87.6 million of prior period tax related receivables in the first six months of 2016. These increases were partially offset by the net loss for the six months ended June 30, 2016 of $24.5 million, compared to net income of $44.4 million in the same period of 2015. The net loss for the six months ended June 30, 2016 included $42.4 million of business interruption proceeds associated with a litigation settlement. The total litigation settlement received was approximately $49.0 million, of which a total of $6.8 million was recognized as a reduction in general and administrative expenses in the fourth quarter of 2015 and the first quarter of 2016, related to legal expenses incurred as part of the litigation.
Cash Flows from Investing Activities
Net cash used in investing activities was $59.4 million for the first six months of 2016, compared to $344.2 million in the comparable period of 2015. The decrease was primarily due to the cash paid for our equity method investment in Alon USA in the second quarter of 2015, as well as a decline in our capital expenditures in the six months ended June 30, 2016, as compared to the same period in 2015.

Cash used in investing activities includes the cash portion of our capital expenditures, which was $28.3 million and $119.7 million for the six months ended June 30, 2016 and 2015, respectively. Total capital expenditures during the first six months of 2016 were $19.6 million, of which $6.9 million was spent on projects in the refining segment, $4.4 million was spent in the retail segment, $1.9 million was spent in the logistics segment and $6.4 million was spent at the holding company level. During the six months ended June 30, 2015, we spent $138.4 million, of which $123.2 million was spent on projects in our refining segment, $3.5 million was spent in our retail segment, $9.8 million was spent in our logistics segment and $1.9 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash used in financing activities was $22.3 million for the six months ended June 30, 2016, compared to net cash provided of $204.8 million in the comparable 2015 period. The decrease in net cash from financing activities was primarily due to net repayments under our revolving credit facilities of $0.9 million in the six months ended June 30, 2016, compared to net borrowings of $88.1 million in the comparable period of 2015, as well as net repayments under our term loans of $34.1 million during the six months ended June 30, 2016, compared to borrowings of $149.1 million in the comparable 2015 period. These decreases were partially offset by $50.4 million in proceeds from product financing agreements in the six months ended June 30, 2016. We did not have any proceeds from product financing agreements in the comparable period of 2015.
Cash Position and Indebtedness
As of June 30, 2016, our total cash and cash equivalents were $377.1 million and we had total indebtedness of approximately $941.4 million. Unused credit commitments and borrowing base availability under our four separate revolving credit facilities, as applicable, was approximately $624.7 million and we had letters of credit issued of $104.6 million. We believe we were in compliance with our covenants in all debt facilities as of June 30, 2016. See Note 6 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our four separate revolving credit facilities.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the six months ended June 30, 2016 were $19.6 million, of which approximately $6.9 million was spent in our refining segment, $4.4 million in our retail segment, $1.9 million in our logistics segment and $6.4 million at the holding company level. The following table summarizes our actual capital expenditures for the six months ended June 30, 2016 and planned capital expenditures for the full year 2016 by operating segment and major category (in millions):

	Full Year 2016 Forecast	Six Months Ended June 30, 2016
Refining:
Sustaining maintenance, including turnaround activities	$16.7	$4.4
Regulatory	3.0	0.1
Discretionary projects	8.1	2.4
Refining segment total	27.8	6.9
Logistics:
Regulatory	1.5	0.1
Sustaining maintenance	9.3	1.3
Discretionary projects	3.5	0.5
Logistics segment total	14.3	1.9
Retail:
Sustaining maintenance	8.2	2.5
Growth/profit improvements	4.6	1.7
Retrofit/rebrand/re-image	0.2	—
Raze and rebuild/new/land	0.2	0.2
Retail segment total	13.2	4.4
Other:
Growth/profit improvements	7.5	4.8
New builds/land	1.1	1.6
Other total	8.6	6.4
Total capital spending	$63.9	$19.6
Our total capital spending forecast for 2016 of $63.9 million is a substantial reduction as compared to our actual spending for the year ended 2015 of $218.6 million, during which we completed significant maintenance and improvement capital projects. The 2016 forecast is focused primarily on maintenance spending.
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

The following table sets forth information relating to our open commodity derivative contracts as of June 30, 2016 ($ in millions).

	Total Outstanding		Notional Contract Volume (barrels) by Year of Maturity
Contract Description	Market Value	Notional Contract Volume (barrels)	2016	2017	2018
Contracts not designated as hedging instruments:
Crude oil price swaps - long	$10.9	1,364,000	274,000	1,090,000	—
Crude oil price swaps - short	(20.5)	2,355,000	957,000	1,398,000	—
Inventory, refined product and crack spread swaps - long	3.0	2,781,000	2,781,000	—	—
Inventory, refined product and crack spread swaps - short	(3.3)	3,242,990	3,041,990	201,000	—
Total	$(9.9)	9,742,990	7,053,990	2,689,000	—
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long	$(44.7)	1,983,600	257,600	576,000	1,150,000
Total	$(44.7)	1,983,600	257,600	576,000	1,150,000

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended June 30, 2016 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2016	187,765	$15.18	187,765	$119,350,261
May 1 - May 31, 2016	18,116	16.56	18,116	119,050,281
June 1 - June 30, 2016	—	—	—	$119,050,281
Total	205,881	$15.30	205,881	N/A

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

ITEM 5. OTHER INFORMATION

Dividend Declaration
On August 2, 2016, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share of our common stock, payable on September 13, 2016 to shareholders of record on August 23, 2016.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	§ *	Letter Agreement, dated May 5, 2016, modifying Yemin Employment Agreement dated November 1, 2013, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin.
10.2	*	Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 1, 2016).
10.3	§
Second Amendment to Third Amended and Restated Credit Agreement, dated December 10, 2015, between MAPCO Express, Inc. as borrower, Fifth Third Bank as joint lead arranger, sole book runner and administrative agent and a lender, Bank of America, N.A., as co-syndication Agent and a lender, BMO Capital Markets, as joint lead arranger and co-syndication agent, Regions Business Capital, as joint lead arranger and co-syndication agent and the lenders from time to time parties thereto.

10.4	§
Amendment to El Dorado Throughput and Tankage Agreement, executed as of July 22, 2016 but effective as of February 11, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company.

10.5	§ *	General Terms and Conditions for Restricted Stock Unit Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan.
10.6	§ *	General Terms and Conditions for Stock Appreciation Right Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan.
31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

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
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 5, 2016

EXHIBIT INDEX

Exhibit No.		Description
10.1	§ *	Letter Agreement, dated May 5, 2016, modifying Yemin Employment Agreement dated November 1, 2013, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin.
10.2	*	Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 1, 2016).
10.3	§
Second Amendment to Third Amended and Restated Credit Agreement, dated December 10, 2015, between MAPCO Express, Inc. as borrower, Fifth Third Bank as joint lead arranger, sole book runner and administrative agent and a lender, Bank of America, N.A., as co-syndication Agent and a lender, BMO Capital Markets, as joint lead arranger and co-syndication agent, Regions Business Capital, as joint lead arranger and co-syndication agent and the lenders from time to time parties thereto.

10.4	§
Amendment to El Dorado Throughput and Tankage Agreement, executed as of July 22, 2016 but effective as of February 11, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company.

10.5	§ *	General Terms and Conditions for Restricted Stock Unit Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan.
10.6	§ *	General Terms and Conditions for Stock Appreciation Right Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan.
31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Management contract or compensatory plan or arrangement.

§	Filed herewith.