Form 10-Q
period 2016-09-30
Delek US Holdings, Inc.
filed 2016-11-03
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 28, 2016, there were 61,873,512 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited)	3

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 (Unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	50

Item 4. Controls and Procedures	50

PART II. OTHER INFORMATION

Item 1A. Risk Factors	51

Item 5. Other Information	52

Item 6. Exhibits	54

Signatures	55

Exhibit Index	56

Exhibit 2.1
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$315.3	$287.2
Accounts receivable	197.2	217.4
Accounts receivable from related party	—	0.5
Inventories, net of lower of cost or market valuation	375.1	271.0
Assets held for sale	471.5	478.8
Other current assets	57.4	142.6
Total current assets	1,416.5	1,397.5
Property, plant and equipment:
Property, plant and equipment	1,568.3	1,546.9
Less: accumulated depreciation	(454.8)	(369.5)
Property, plant and equipment, net	1,113.5	1,177.4
Goodwill	12.2	12.2
Other intangibles, net	27.0	27.3
Equity method investments	366.2	605.2
Other non-current assets	84.1	105.3
Total assets	$3,019.5	$3,324.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$383.0	$364.7
Current portion of long-term debt	84.4	93.9
Obligation under Supply and Offtake Agreement	111.3	132.0
Liabilities associated with assets held for sale	286.7	298.7
Accrued expenses and other current liabilities	162.3	110.7
Total current liabilities	1,027.7	1,000.0
Non-current liabilities:
Long-term debt, net of current portion	743.3	711.3
Environmental liabilities, net of current portion	6.6	7.9
Asset retirement obligations	5.1	5.3
Deferred tax liabilities	64.3	192.7
Other non-current liabilities	25.2	53.8
Total non-current liabilities	844.5	971.0
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 67,069,071 shares and 66,946,721 shares issued at September 30, 2016 and December 31, 2015, respectively	0.7	0.7
Additional paid-in capital	648.4	639.2
Accumulated other comprehensive loss	(27.6)	(45.3)
Treasury stock, 5,195,791 shares and 4,809,701 shares, at cost, as of September 30, 2016 and December 31, 2015, respectively	(160.8)	(154.8)
Retained earnings	487.5	713.5
Non-controlling interest in subsidiaries	199.1	200.6
Total stockholders’ equity	1,147.3	1,353.9
Total liabilities and stockholders’ equity	$3,019.5	$3,324.9
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$1,079.9	$1,293.5	$3,113.3	$3,659.0
Operating costs and expenses:
Cost of goods sold	965.6	1,152.8	2,806.7	3,213.7
Operating expenses	61.0	71.5	187.8	201.3
Insurance proceeds — business interruption	—	—	(42.4)	—
General and administrative expenses	24.9	27.5	77.5	81.9
Depreciation and amortization	29.0	27.5	86.6	76.5
Other operating expense, net	2.2	0.2	2.2	0.2
Total operating costs and expenses	1,082.7	1,279.5	3,118.4	3,573.6
Operating (loss) income	(2.8)	14.0	(5.1)	85.4
Interest expense	13.9	14.2	40.7	38.5
Interest income	(0.2)	(0.3)	(0.9)	(0.9)
Loss (income) from equity method investments	5.1	(16.5)	33.7	(23.9)
Loss on impairment of equity method investment	245.3	—	245.3	—
Other expense (income), net	0.1	—	0.6	(1.0)
Total non-operating expenses (income), net	264.2	(2.6)	319.4	12.7
(Loss) income from continuing operations before income tax (benefit) expense	(267.0)	16.6	(324.5)	72.7
Income tax (benefit) expense	(103.3)	(0.5)	(136.8)	9.1
(Loss) income from continuing operations	(163.7)	17.1	(187.7)	63.6
Income from discontinued operations, net of tax	6.0	8.3	5.5	6.2
Net (loss) income	(157.7)	25.4	(182.2)	69.8
Net income attributed to non-controlling interest	4.0	6.7	15.7	18.9
Net (loss) income attributable to Delek	$(161.7)	$18.7	$(197.9)	$50.9
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(2.71)	$0.16	$(3.28)	$0.74
Income from discontinued operations	0.10	0.13	0.09	0.10
Total basic (loss) earnings per share	$(2.61)	$0.29	$(3.19)	$0.84
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(2.71)	$0.16	$(3.28)	$0.74
Income from discontinued operations	0.10	0.13	0.09	0.10
Total diluted (loss) earnings per share	$(2.61)	$0.29	$(3.19)	$0.84
Weighted average common shares outstanding:
Basic	61,834,968	63,189,399	61,931,040	60,366,532
Diluted	61,834,968	63,658,386	61,931,040	60,894,206
Dividends declared per common share outstanding	$0.15	$0.15	$0.45	$0.45
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income attributable to Delek	$(161.7)	$18.7	$(197.9)	$50.9
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Unrealized (losses) gains, net of ineffectiveness (gains) losses of $(2.2) million and $(2.7) million for the three and nine months ended September 30, 2016, respectively, and $12.4 million and $21.3 million for the three and nine months ended September 30, 2015, respectively	(2.2)	(24.3)	5.7	(20.8)
Realized losses (gains) reclassified to cost of goods sold	7.0	0.6	21.3	(1.7)
Gain (loss) on cash flow hedges, net	4.8	(23.7)	27.0	(22.5)
Income tax (expense) benefit	(1.7)	8.3	(9.4)	7.9
Net comprehensive (loss) income on commodity contracts designated as cash flow hedges	3.1	(15.4)	17.6	(14.6)
Foreign currency translation gain (loss)	—	(0.1)	0.2	(0.2)
Other comprehensive income (loss) from equity method investments, net of tax expense of a nominal amount and a benefit of $0.1 for the three and nine months ended September 30, 2016, respectively, and a benefit of $1.8 million for both the three and nine months ended September 30, 2015	0.1	(1.9)	(0.1)	(3.4)
Total other comprehensive income (loss)	3.2	(17.4)	17.7	(18.2)
Comprehensive income (loss) attributable to Delek	$(158.5)	$1.3	$(180.2)	$32.7
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(182.2)	$69.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	86.6	76.5
Amortization of deferred financing costs and debt discount	3.5	2.8
Accretion of asset retirement obligations	0.3	0.2
Deferred income taxes	(138.6)	5.6
Loss (income) from equity method investments	33.7	(23.9)
Dividends from equity method investments	15.2	10.1
Gain on disposal of assets	2.2	0.2
Impairment of equity method investment	245.3	—
Equity-based compensation expense	12.5	12.3
Income tax expense (benefit) of equity-based compensation	2.0	(1.7)
Income from discontinued operations	(5.5)	(6.2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	20.7	(32.4)
Inventories and other current assets	(44.2)	107.6
Market value of derivatives	28.0	30.4
Accounts payable and other current liabilities	18.0	(30.3)
Obligation under Supply and Offtake Agreement	(0.5)	(40.1)
Non-current assets and liabilities, net	(1.7)	(15.1)
Cash provided by operating activities - continuing operations	95.3	165.8
Cash provided by operating activities - discontinued operations	26.2	26.0
Net cash provided by operating activities	121.5	191.8
Cash flows from investing activities:
Business combinations	—	(0.4)
Equity method investment contributions	(54.7)	(230.6)
Purchases of property, plant and equipment	(28.2)	(164.5)
Purchase of intangible assets	(0.7)	(7.2)
Proceeds from sales of assets	0.2	1.2
Cash used in investing activities - continuing operations	(83.4)	(401.5)
Cash used in investing activities - discontinued operations	(14.2)	(9.5)
Net cash used in investing activities	(97.6)	(411.0)
Cash flows from financing activities:
Proceeds from long-term revolvers	235.6	341.1
Payments on long-term revolvers	(212.2)	(267.7)
Proceeds from term debt	40.4	174.7
Payments on term debt	(42.3)	(39.9)
Proceeds from product financing agreements	50.4	—
Proceeds from exercise of stock options	—	0.2
Taxes paid due to the net settlement of equity-based compensation	(0.8)	(3.6)
Income tax (expense) benefit of equity-based compensation	(2.0)	1.7
Repurchase of common stock	(6.0)	(29.0)
Distribution to non-controlling interest	(17.7)	(15.3)
Dividends paid	(28.1)	(27.6)
Deferred financing costs paid	(1.9)	(2.7)
Cash provided by financing activities - continuing operations	15.4	131.9
Cash (used in) provided by financing activities - discontinued operations	(11.2)	10.5
Net cash provided by financing activities	4.2	142.4
Net increase (decrease) in cash and cash equivalents	28.1	(76.8)
Cash and cash equivalents at the beginning of the period	287.2	429.8
Cash and cash equivalents at the end of the period	$315.3	$353.0

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)(Continued)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.1 million and $0.7 million in the 2016 and 2015 periods, respectively	$36.6	$32.1
Income taxes	$1.7	$5.4
Non-cash investing activities:
Equity method investments	$—	$3.8
Decrease in accrued capital expenditures	$(4.0)	$(1.0)
Non-cash financing activities:
Stock issued in connection with the Alon Acquisition	$—	$230.8
Note payable issued in connection with the Alon Acquisition	$—	$145.0

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
In August 2016, we entered into a definitive equity purchase agreement (the "Purchase Agreement") with Compañía de Petróleos de Chile COPEC S.A. and its subsidiary, Copec Inc., a Delaware corporation (collectively, "COPEC"). Under the terms of the Purchase Agreement, Delek has agreed to sell, and COPEC has agreed to purchase, 100% of the equity interests in Delek's wholly-owned subsidiaries MAPCO Express, Inc., MAPCO Fleet, Inc., Delek Transportation, LLC, NTI Investments, LLC and GDK Bearpaw, LLC (collectively, the “Retail Entities”) for cash consideration of $535 million, subject to customary adjustments (the “Transaction”). At closing, Delek will also be required to prepay substantially all of the existing indebtedness held by the Retail Entities and related prepayment fees. The closing of the Transaction is currently anticipated to occur by the end of 2016, subject to certain customary closing conditions.
As a result of the Purchase Agreement, we met the requirements under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. See Note 4 for further information regarding the Retail Entities.
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
In the opinion of management, all adjustments necessary for a fair presentation of the financial condition and the results of operations for the interim periods have been included. All significant intercompany transactions and account balances have been eliminated in consolidation. All adjustments are of a normal, recurring nature. Operating results for the interim period should not be viewed as representative of results that may be expected for any future interim period or for the full year.
Having classified the Retail Entities as assets held for sale, the condensed consolidated balance sheets for all periods presented have been reclassified to reflect assets held for sale and liabilities associated with assets held for sale. The condensed consolidated statements of income for all periods presented have been reclassified to reflect the results of the Retail Entities as income from discontinued operations, net of taxes.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
New Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued guidance that clarifies eight cash flow classification issues pertaining to cash receipts and cash payments. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for any interim or annual financial statements that have not yet been issued. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
In June 2016, the FASB issued guidance that requires organizations to use historical experience, current conditions, reasonable and supportable forecasts and forward-looking information in the measurement of all expected credit losses on financial instruments to more accurately estimate those losses. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted after December 15, 2018, and interim periods within those fiscal years. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact adopting this new guidance will have on our business, financial condition and results of operations.
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for excess tax benefits and deficiencies, classification of awards as either equity or liabilities and classification of excess tax benefits on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted for any interim or annual financial statements that have not yet been issued. Early adoption is permitted. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact adopting this new guidance will have on our business, financial condition and results of operations.
In February 2016, the FASB issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial condition for all leases previously accounted for as operating leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact adopting this new guidance will have on our business, financial condition and results of operations.
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
In May 2014, the FASB issued guidance regarding “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and can be adopted either retrospectively to each prior reporting period presented using a practical expedient as allowed by the new guidance or retrospectively with a cumulative effect adjustment to retained earnings as of the date of initial application. Early adoption is not permitted. We are currently evaluating the impact adopting this new standard will have on our business, financial condition or results of operations.
2. Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of September 30, 2016, we owned a 59.7% limited partner interest in Delek Logistics, consisting of 14,798,516 common units, and a 95.1% interest in Logistics GP, which owns the entire 2.0% general partner interest, consisting of 496,020 general partner units, in Delek Logistics and all of the incentive distribution rights.
We have agreements with Delek Logistics that, among other things, establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.

Delek Logistics is a variable interest entity as defined under GAAP and is consolidated into our condensed consolidated financial statements. With the exception of intercompany balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, as presented below, are included in the consolidated balance sheets of Delek (unaudited, in millions).

	September 30, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable	13.5	35.0
Inventory	7.3	10.5
Other current assets	0.9	1.6
Net property, plant and equipment	245.1	253.8
Equity method investments	94.6	40.7
Goodwill	12.2	12.2
Intangible assets, net	14.7	15.5
Other non-current assets	4.9	6.0
Total assets	$393.2	$375.3
LIABILITIES AND DEFICIT
Accounts payable	$8.7	$6.9
Accounts payable to related parties	—	4.0
Accrued expenses and other current liabilities	8.2	9.8
Revolving credit facility	375.0	351.6
Asset retirement obligations	3.7	3.5
Other non-current liabilities	11.6	10.5
Deficit	(14.0)	(11.0)
Total liabilities and deficit	$393.2	$375.3

3. Equity Method Investments
On May 14, 2015, Delek acquired from Alon Israel Oil Company, Ltd. ("Alon Israel") approximately 33.7 million shares of common stock (the "ALJ Shares") of Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA") pursuant to the terms of a stock purchase agreement with Alon Israel dated April 14, 2015 (the "Alon Acquisition"). The ALJ Shares represent an equity interest in Alon USA of approximately 47%. We acquired the ALJ Shares for the following combination of cash, stock and seller-financed debt:

•	Delek issued 6,000,000 restricted shares of its common stock, par value $0.01 per share, to Alon Israel;

•	Delek issued an unsecured $145.0 million term promissory note payable to Alon Israel (the "Alon Israel Note") (see Note 7 for further information);

•	Delek paid Alon Israel $200.0 million in cash at closing funded with a combination of cash on hand and borrowings under the Lion Term Loan (as defined in Note 7); and

•	Delek agreed to pay Alon Israel $5.0 million of additional cash consideration, to be paid ratably in annual installments over a period of five years.
Delek will also issue an additional 200,000 restricted shares of its common stock to Alon Israel if the closing price of Delek's common stock is greater than $50.00 per share for at least 30 consecutive trading days that end on or before May 14, 2017.
In October 2016, Delek delivered a non-binding letter to a special committee of the board of directors of Alon USA proposing a potential business transaction in the form of a stock-for-stock acquisition of all remaining outstanding shares of Alon USA common stock not owned by Delek, as a result of which each such outstanding share of Alon USA common stock would be converted into the right to receive shares of Delek common stock at a fixed ratio of 0.44 shares of Delek common stock for each such outstanding share of Alon USA common stock. See Note 17 for further information.
As of September 30, 2016, our investment balance in Alon USA was $271.6 million and the excess of our initial investment over our net equity in the underlying net assets of Alon USA was approximately $12.3 million. This excess is included in equity method investments in our consolidated balance sheet and a portion has been attributed to property, plant and equipment and definite lived intangible assets. These portions of the excess are being amortized as a reduction to earnings from equity method investments on a straight-line basis over the lives of the related assets. The earnings or losses from this equity method investment reflected in our consolidated statements of income include our share of net earnings or losses directly attributable to this equity method investment, and amortization of the excess of our investment balance over the underlying net assets of Alon USA. As of September 30, 2016, the market value of our ALJ Shares was $271.6 million, based on quoted market prices. We evaluated our investment in Alon USA as of September 30, 2016 and have determined that the decline in the market value of the ALJ Shares is other than temporary and, therefore, it was necessary to record an impairment charge of $245.3 million on our investment based on the quoted market price of our ALJ Shares, which is a Level 1 fair value measurement, at September 30, 2016. Our decision that the decline in market value of the ALJ shares is other than temporary was primarily based on the following factors: the duration of the period in which the fair market value had been below our investment balance and the decreased possibility of a recovery in the near term as a result of Alon USA's recent financial performance, as well as expectations of Alon USA's future operating performance. This impairment is reflected in the loss on impairment of equity method investment in our condensed consolidated statements of income for the three and nine months ended September 30, 2016.
Below is summarized financial information of the financial condition and results of operations of Alon USA (in millions):

Balance Sheet Information	September 30, 2016	December 31, 2015
Current assets	$622.7	$504.6
Non-current assets	1,654.5	1,671.5
Current liabilities	533.3	425.9
Non-current liabilities	1,135.5	1,086.1
Non-controlling interests	61.6	25.0

	Three Months Ended		Nine Months Ended
Income Statement Information	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$1,043.7	$1,151.2	$2,902.1	$3,555.8
Gross profit	147.8	237.0	399.6	677.2
Pre-tax (loss) income	(13.0)	69.7	(99.4)	187.4
Net (loss) income	(7.3)	52.4	(64.0)	134.3
Net (loss) income attributable to Alon USA	(8.8)	41.9	(64.7)	105.3
Also, in March 2015, Delek Logistics entered into two joint ventures that are currently constructing or have constructed logistics assets, which will serve third parties and subsidiaries of Delek. Delek Logistics' investment in these joint ventures is being financed through a combination of cash from operations and borrowings under the DKL Revolver (as defined in Note 7). As of September 30, 2016, Delek Logistics' investment balance in these joint ventures was $94.6 million and was accounted for using the equity method. One of the joint venture projects has been completed and began operations in September 2016. The other is expected to be completed in January 2017.

4. Discontinued Operations and Assets Held for Sale
In August 2016, Delek entered into a Purchase Agreement to sell the Retail Entities to COPEC. As a result of the Purchase Agreement, we met the requirements of ASC 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. The closing of the Transaction is currently anticipated to occur by the end of 2016, subject to certain customary closing conditions. The fair value assessment of the Retail Entities as of August 27, 2016 did not result in an impairment. We ceased depreciation of these assets as of August 27, 2016.
Under the terms of the Purchase Agreement, Delek and COPEC have also agreed to enter into a supply agreement at the closing of the Transaction pursuant to which Delek will supply fuel to retail locations owned by the Retail Entities for a period of 18 months following the closing of the Transaction.
The carrying amount of the major classes of assets and liabilities of the Retail Entities included in assets held for sale and liabilities associated with assets held for sale are as follows (in millions):

	September 30, 2016	December 31, 2015
Assets held for sale:
Cash and cash equivalents	$17.9	$15.0
Accounts receivable	17.3	15.6
Inventory	36.5	36.6
Other current assets	2.2	2.9
Property, plant & equipment, net of accumulated depreciation of $217.9 million and $209.5 million as of September 30, 2016 and December 31, 2015, respectively	332.6	343.7
Goodwill	62.2	62.2
Other non-current assets	2.8	2.8
Assets held for sale	$471.5	$478.8
Liabilities associated with assets held for sale:
Accounts payable	$35.4	$32.9
Current portion of long-term debt	1.4	1.3
Accrued expenses and other current liabilities	23.4	24.2
Long-term debt and capital lease obligations, net of current portion	157.9	169.2
Asset retirement obligations	4.5	4.4
Deferred tax liabilities	52.4	55.2
Other non-current liabilities	11.7	11.5
Liabilities associated with assets held for sale	$286.7	$298.7

Once the Retail Entities were identified as assets held for sale, the operations associated with these properties qualified for reporting as discontinued operations. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in Delek’s condensed consolidated statements of income and the notes to the condensed consolidated financial statements have been adjusted to exclude the discontinued operations. Components of amounts reflected in income from discontinued operations are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	361.7	398.7	1,034.7	1,148.3
Cost of goods sold	(306.6)	(340.7)	(884.5)	(995.5)
Operating expenses	(34.2)	(35.1)	(99.7)	(102.8)
General and administrative expenses	(5.4)	(6.7)	(16.7)	(19.3)
Depreciation and amortization	(4.5)	(6.7)	(20.3)	(20.9)
Other operating income, net	—	0.3	—	0.4
Interest expense	(1.8)	(1.6)	(5.4)	(4.6)
Income from discontinued operations before taxes	9.2	8.2	8.1	5.6
Income tax expense (benefit)	3.2	(0.1)	2.6	(0.6)
Income from discontinued operations, net of tax	$6.0	$8.3	$5.5	$6.2

5. Inventory
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
Logistics inventory consists of refined products which are stated at the lower of FIFO cost or market.
Carrying value of inventories consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Refinery raw materials and supplies	$157.1	$85.9
Refinery work in process	43.9	27.8
Refinery finished goods	166.9	146.8
Logistics refined products	7.2	10.5
Total inventories	$375.1	$271.0
Due to a lower crude oil and refined product pricing environment experienced since the end of 2014, market prices have declined to a level below the average cost of our inventories. At September 30, 2016, we recorded a pre-tax lower of cost or market reserve of $23.8 million, all of which related to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, should market prices recover. At December 31, 2015, we recorded a pre-tax lower of cost or market reserve of $50.9 million, of which $49.8 million related to LIFO inventory, which reversed in the first quarter of 2016, as the inventories associated with the valuation adjustment at the end of 2015 were sold or used. We recognized net lower of cost or market gains (losses) of $7.8 million and $26.0 million for the three and nine months ended September 30, 2016, respectively, and $(22.7) million and $9.7 million for the three and nine months ended September 30, 2015, respectively. These gains (losses) were recorded as a component of cost of goods sold in the consolidated statements of income.
At September 30, 2016 and December 31, 2015, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $0.5 million and $0.1 million, respectively.

Permanent Liquidations
We incurred a permanent reduction in a LIFO layer resulting in liquidation losses in our refinery inventory of $2.4 million during the nine months ended September 30, 2016, and $8.9 million and $19.1 million during the three and nine months ended September 30, 2015, respectively. These liquidation losses were recognized as a component of cost of goods sold.
6. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Master Supply and Offtake Agreement (the "Supply and Offtake Agreement") with J. Aron & Company ("J. Aron"). Throughout the term of the Supply and Offtake Agreement, which will expire on April 30, 2017, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 barrels per day ("bpd") of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated daily market price, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a payable related to this monthly settlement of $3.1 million and $11.4 million as of September 30, 2016 and December 31, 2015, respectively. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
While title to the inventories is retained by J. Aron, this arrangement is accounted for as a product financing arrangement. Delek incurred fees payable to J. Aron of $2.6 million and $7.4 million during the three and nine months ended September 30, 2016, respectively, and $2.6 million and $7.9 million during the three and nine months ended September 30, 2015, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the Supply and Offtake Agreement on April 30, 2017, or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At September 30, 2016, Delek had 2.7 million barrels of inventory consigned for J. Aron, and we have recorded liabilities associated with this consigned inventory of $111.3 million in the condensed consolidated balance sheet.
7. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments are as follows (in millions):

	September 30, 2016	December 31, 2015
DKL Revolver	375.0	351.6
Wells Term Loan(1)	69.4	40.6
Reliant Bank Revolver	17.0	17.0
Promissory Notes	130.0	140.0
Lion Term Loan Facility(2)	236.3	256.0
	827.7	805.2
Less: Current portion of long-term debt and notes payable	84.4	93.9
	$743.3	$711.3

(1)
The Wells Term Loan is net of deferred financing costs of $0.1 million and $0.2 million as of September 30, 2016 and December 31, 2015, respectively, and debt discount $0.5 million at September 30, 2016. There were no debt discounts associated with the Wells Term Loan as of December 31, 2015.

(2)
The Lion Term Loan Facility is net of deferred financing costs of $3.2 million and $3.8 million, respectively, and debt discounts of $1.2 million and $1.4 million, respectively, at September 30, 2016 and December 31, 2015.

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
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of September 30, 2016, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on December 30, 2019. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR, or a Canadian Dealer Offered Rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin, in each case, varies based upon Delek Logistics' leverage ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At September 30, 2016, the weighted average borrowing rate was approximately 2.9%. Additionally, the DKL Revolver requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2016, this fee was 0.40% per year. As of September 30, 2016, Delek Logistics had $375.0 million of outstanding borrowings under the credit facility, as well as letters of credit issued of $6.5 million. Unused credit commitments under the DKL Revolver, as of September 30, 2016, were $318.5 million.
Wells ABL
Our subsidiary, Delek Refining, Ltd., has an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders, which was amended and restated on September 29, 2016 (the "Wells ABL"). The Wells ABL consists of (i) a $450.0 million revolving loan (the "Wells Revolving Loan"), which includes a $45.0 million swing line loan sub-limit and a $200.0 million letter of credit sub-limit, (ii) a $70.0 million term loan (the "Wells Term Loan"), and (iii) an accordion feature which permits an increase in the size of the revolving credit facility to an aggregate of $725.0 million, subject to additional lender commitments and the satisfaction of certain other conditions precedent. The Wells Revolving Loan matures on September 29, 2021 and the Wells Term Loan matures on September 29, 2019. The Wells Term Loan is subject to repayment in level principal installments of approximately $5.8 million per quarter, with the final installment due on September 29, 2019. As of September 30, 2016, under the Wells ABL, we had letters of credit issued totaling approximately $91.5 million and no other amounts used under the Wells Revolving Loan; under the Wells Term Loan we had $70.0 million outstanding. The obligations under the Wells ABL are secured by (i) substantially all the assets of Refining and its subsidiaries, with certain limitations, (ii) guaranties provided by the general partner of Delek Refining, Ltd., as well as by the parent of Delek Refining, Ltd., Delek Refining, Inc. (iii) a limited guarantee provided by Delek in an amount up to $15.0 million and (iv) a limited guarantee provided by Lion Oil in an amount equal to the sum of the face amount of all letters of credit issued on behalf of Lion Oil under the Wells ABL and any loans made by Refining or its subsidiaries to Lion Oil. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the Wells Revolving Loan and Wells Term Loan bear interest based on separate predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At September 30, 2016, the weighted average borrowing rate under the Wells Term Loan was approximately 4.3%. Additionally, the Wells ABL requires us to pay a quarterly unused credit commitment fee. As of September 30, 2016, this fee was approximately 0.38% per year. Unused borrowing base availability, as calculated and reported under the terms of the Wells ABL credit facility, as of September 30, 2016, was approximately $161.2 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank, which was amended on May 26, 2016 (the "Reliant Bank Revolver"). The Reliant Bank Revolver provides for unsecured loans of up to $17.0 million. As of September 30, 2016, we had $17.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2018, and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of September 30, 2016, we had no unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
On April 29, 2011, Delek entered into a $50.0 million promissory note (the "Ergon Note") with Ergon, Inc. ("Ergon") in connection with the closing of our acquisition of Lion Oil. As of September 30, 2016, $10.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each, commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.00% per annum.

On May 14, 2015, in connection with the closing of the Company’s acquisition of the ALJ Shares, the Company issued the Alon Israel Note in the amount of $145.0 million, which was payable to Alon Israel. The Alon Israel Note bears interest at a fixed rate of 5.50% per annum and requires five annual principal amortization payments of $25.0 million beginning in January 2016 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. In October 2015, we prepaid the first annual principal amortization payment in the amount of $25.0 million, along with all interest due on the prepaid amount. On December 22, 2015, Alon Israel assigned the remaining $120.0 million of principal and all accrued interest due under the Alon Israel Note to assignees under four new notes in substantially the same form and on the same terms as the Alon Israel Note (collectively, the "Alon Successor Notes"). The $120.0 million in total principal of the four Alon Successor Notes collectively require the same principal amortization payments and schedule as under the Alon Israel Note, with payments due under each Alon Successor Note commensurate to such note's pro rata share of $120.0 million in assigned principal. As of September 30, 2016, a total principal amount of $120.0 million was outstanding under the Alon Successor Notes.
Lion Term Loan
Our subsidiary, Lion Oil, has a term loan credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which was amended and restated on May 14, 2015 in connection with the Company’s closing of the Alon Acquisition to, among other things, increase the total loan size from $99.0 million to $275.0 million (the "Lion Term Loan"). The Lion Term Loan requires Lion Oil to make quarterly principal amortization payments of approximately $6.9 million each, commencing on September 30, 2015, with a final balloon payment due at maturity on May 14, 2020. The Lion Term Loan is secured by, among other things, (i) substantially all the assets of Lion Oil and its subsidiaries (excluding inventory and accounts receivable), (ii) all shares in Lion Oil, (iii) any subordinated and common units of Delek Logistics held by Lion Oil, and (iv) the ALJ Shares. Additionally, the Lion Term Loan is guaranteed by Delek and the subsidiaries of Lion Oil. Interest on the unpaid balance of the Lion Term Loan is computed at a rate per annum equal to LIBOR or a base rate, at our election, plus the applicable margins, subject in each case to an all-in interest rate floor of 5.50% per annum. As of September 30, 2016, approximately $240.7 million was outstanding under the Lion Term Loan and the weighted average borrowing rate was 5.50%.
Restrictive Covenants
Under the terms of our Wells ABL, DKL Revolver, Reliant Bank Revolver and Lion Term Loan, we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with separate fixed charge coverage ratio financial covenants under the Wells ABL and the Lion Term Loan during the three and nine months ended September 30, 2016, we may be required to comply with these covenants at times when certain trigger thresholds are met, as defined in each of the Wells ABL and Lion Term Loan agreements. We believe we were in compliance with all covenant requirements under each of our credit facilities as of September 30, 2016.
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
In accordance with ASC 815, we recorded expense representing cash settlements and changes in estimated fair value of the interest rate derivative agreements of a nominal amount and $0.2 million for the three and nine months ended September 30, 2015. This amount is included in interest expense in the accompanying consolidated statement of income. There was no expense related to interest rate derivative agreements for the three and nine months ended September 30, 2016.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to apply that treatment for future transactions.

8. Other Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	September 30, 2016	December 31, 2015
Prepaid expenses	$12.2	$9.7
Short-term derivative assets (see Note 15)	5.4	30.7
Income and other tax receivables	26.4	86.6
RINs Obligation surplus (see Note 14)	8.5	12.9
Other	4.9	2.7
Total	$57.4	$142.6

The detail of other non-current assets is as follows (in millions):

Other Non-Current Assets	September 30, 2016	December 31, 2015
Prepaid tax asset	$61.9	$65.7
Deferred financing costs	8.8	9.4
Long-term income tax receivables	7.5	3.0
Supply and Offtake receivable	—	20.2
Other	5.9	7.0
Total	$84.1	$105.3
The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	September 30, 2016	December 31, 2015
Income and other taxes payable	$33.3	$50.6
Short-term derivative liabilities (see Note 15)	14.0	10.2
Interest payable	8.3	7.7
Employee costs	6.9	6.1
Environmental liabilities (see Note 16)	1.7	0.9
Product financing agreements	50.4	—
RINs Obligation deficit (see Note 14)	20.2	22.0
Other	27.5	13.2
Total	$162.3	$110.7
The detail of other non-current liabilities is as follows (in millions):

Other Non-Current Liabilities	September 30, 2016	December 31, 2015
Long-term derivative liabilities (see Note 15)	$20.7	$48.9
Other	4.5	4.9
Total	$25.2	$53.8

9. Stockholders' Equity
Changes to equity during the nine months ended September 30, 2016 are presented below (in millions, except per share amounts):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2015	$1,153.3	$200.6	$1,353.9
Net (loss) income	(197.9)	15.7	(182.2)
Net unrealized gain on cash flow hedges, net of income tax expense of $9.4 million and ineffectiveness gain of $2.7 million	17.6	—	17.6
Foreign currency translation gain	0.2	—	0.2
Other comprehensive loss from equity method investments, net of income tax benefit of $0.1 million	(0.1)	—	(0.1)
Common stock dividends ($0.45 per share)	(28.1)	—	(28.1)
Distribution to non-controlling interest	—	(17.7)	(17.7)
Equity-based compensation expense	12.0	0.5	12.5
Repurchase of common stock	(6.0)	—	(6.0)
Income tax expense from equity-based compensation expense	(2.0)	—	(2.0)
Taxes due to the net settlement of equity-based compensation	(0.8)	—	(0.8)
Balance at September 30, 2016	$948.2	$199.1	$1,147.3

Dividends
During the nine months ended September 30, 2016, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Payment Date
February 25, 2016	$0.15	March 15, 2016	March 29, 2016
May 4, 2016	$0.15	May 24, 2016	June 14, 2016
August 2, 2016	$0.15	August 23, 2016	September 13, 2016

Stock Repurchase Program
In February 2016, our Board of Directors authorized common stock repurchases in the aggregate amount of up to $125.0 million. Any repurchases may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend upon prevailing market prices, general economic and market conditions and other considerations. The stock repurchase authorization does not obligate us to acquire any particular amount of stock and any unused portion of the authorization will expire on December 31, 2016. During the nine months ended September 30, 2016, 386,090 shares of our common stock were repurchased, for a total of $6.0 million, under the stock repurchase authorization. There were no shares repurchased during the three months ended September 30, 2016.

10. Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  Based on our current projections, which have fluctuated as a result of changes in oil prices and the related crack spread, we believe that using actual year-to-date results to compute our effective tax rate will produce a more reliable estimate of our tax expense or benefit for the three and nine months ended September 30, 2016.  As such, in contrast with our previous methods of recording income tax expense, we recorded a tax provision for the three and nine months ended September 30, 2016 based on actual year-to-date results, in accordance with ASC 740.

Our effective tax rate was 38.7% and 42.2% for the three and nine months ended September 30, 2016, respectively, compared to (3.0)% and 12.5% for the three and nine months ended September 30, 2015, respectively. The increase in our effective tax rate in the three and nine months ended September 30, 2016 was primarily due to the change in methodology from using an estimated annual effective tax rate to an actual three and nine month effective tax rate, as well as the impact of certain tax credits and other favorable permanent items due to the pre-tax loss in three and nine months ended September 30, 2016, compared to the pre-tax income in the three and nine months ended September 30, 2015.
11. Equity-Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
Compensation expense for Delek equity-based awards amounted to $3.8 million ($2.5 million, net of taxes) and $11.2 million ($7.3 million, net of taxes) for the three and nine months ended September 30, 2016, respectively, and $3.6 million ($2.3 million, net of taxes) and $10.7 million ($7.0 million, net of taxes) for the three and nine months ended September 30, 2015, respectively. These amounts, excluding amounts related to discontinued operations of $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2015, respectively, are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2016, there was $26.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.
We issued 49,718 and 122,350 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three and nine months ended September 30, 2016, respectively, and 56,567 and 255,250 shares during the three and nine months ended September 30, 2015, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. Such withheld shares totaled 29,621 and 57,200 during the three and nine months ended September 30, 2016, respectively, and 38,235 and 240,392 shares during the three and nine months ended September 30, 2015, respectively.
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
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for Delek Logistics GP equity-based awards was $0.4 million ($0.3 million, net of taxes) and $1.3 million ($0.8 million, net of taxes) for the three and nine months ended September 30, 2016, respectively, and $0.4 million ($0.3 million, net of taxes) and $1.5 million ($1.0 million, net of taxes) for the three and nine months ended September 30, 2015, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2016, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.

12. Earnings (Loss) Per Share
Basic and diluted earnings per share are computed by dividing net income (loss) by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding	61,834,968	63,189,399	61,931,040	60,366,532
Dilutive effect of equity instruments	—	468,987	—	527,674
Weighted average common shares outstanding, assuming dilution	61,834,968	63,658,386	61,931,040	60,894,206
Outstanding common share equivalents totaling 2,984,667 and 2,953,971 were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2016, respectively, compared to 2,240,684 and 2,157,852 common share equivalents for the three and nine months ended September 30, 2015, respectively, as these common share equivalents did not have a dilutive effect under the treasury stock method. These amounts include outstanding common share equivalents totaling 324,574 and 241,958 that were excluded from the diluted earnings per share calculation due to the net loss for the period for the three and nine months ended September 30, 2016, respectively.
13. Segment Data
Prior to August 2016, we aggregated our operating units into three reportable segments: refining, logistics and retail. However, in August 2016, Delek entered into a Purchase Agreement to sell the Retail Entities, which consist of all of the retail segment and a portion of the corporate, other and eliminations segment, to COPEC. As a result of the Purchase Agreement, we met the requirements of ASC 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. The operating results for the Retail Entities, in all periods presented, have been reclassified to discontinued operations.
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
Our refining segment has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $4.1 million and $12.2 million during the three and nine months ended September 30, 2016, respectively, and $4.4 million and $11.2 million during the three and nine months ended September 30, 2015, respectively. Additionally, the refining segment pays crude transportation, terminalling and storage fees to the logistics segment for the utilization of pipeline, terminal and storage assets. These fees were $30.4 million and $92.1 million during the three and nine months ended September 30, 2016, respectively, and $31.2 million and $90.7 million during the three and nine months ended September 30, 2015, respectively. The logistics segment also sold $1.8 million and $4.7 million of Renewable Identification Numbers ("RINs") to the refining segment during the three and nine months ended September 30, 2016, respectively, and $1.0 million and $4.9 million during the three and nine months ended September 30, 2015, respectively. The refining segment recorded sales and fee revenues from the logistics segment and the Retail Entities, the operations of which are included in discontinued operations, in the amount of $78.1 million and $266.6 million during the three and nine months ended September 30, 2016, respectively, and $180.7 million and $495.9 million during the three and nine months ended September 30, 2015, respectively. All inter-segment transactions have been eliminated in consolidation.

Our logistics segment owns and operates crude oil and refined products logistics and marketing assets. The logistics segment generates revenue and contribution margin by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing intermediate and refined products.
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended September 30, 2016
(In millions)	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$935.1	$71.2	$—	$1,006.3
Intercompany fees and sales(1)	78.1	36.3	(40.8)	73.6
Operating costs and expenses:
Cost of goods sold	927.0	73.5	(34.9)	965.6
Operating expenses	51.7	9.2	0.1	61.0
Segment contribution margin	$34.5	$24.8	$(6.0)	53.3
General and administrative expenses				24.9
Depreciation and amortization				29.0
Other operating expense				2.2
Operating loss				$(2.8)
Total assets(2)	$1,854.3	$393.2	$772.0	$3,019.5
Capital spending (excluding business combinations)(3)	$7.5	$3.2	$0.1	$10.8

	Three Months Ended September 30, 2015
	Refining	Logistics	Corporate, Other and Eliminations(4)	Consolidated
Net sales (excluding intercompany fees and sales)	$1,027.3	$128.5	$0.8	$1,156.6
Intercompany fees and sales(1)	180.7	36.6	(80.4)	136.9
Operating costs and expenses:
Cost of goods sold	1,100.7	124.4	(72.3)	1,152.8
Operating expenses	59.9	11.6	—	71.5
Segment contribution margin	$47.4	$29.1	$(7.3)	69.2
General and administrative expenses				27.5
Depreciation and amortization				27.5
Other operating expense				0.2
Operating income				$14.0
Total assets(2)	$1,960.9	$361.8	$1,106.5	$3,429.2
Capital spending (excluding business combinations)(3)	$23.6	$4.1	$1.2	$28.9

	Nine Months Ended September 30, 2016
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$2,651.6	$214.4	$0.5	$2,866.5
Intercompany fees and sales(1)	266.6	109.0	(128.8)	246.8
Operating costs and expenses:
Cost of goods sold	2,703.0	213.4	(109.7)	2,806.7
Operating expenses	159.6	28.4	(0.2)	187.8
Insurance proceeds — business interruption	(42.4)	—	—	(42.4)
Segment contribution margin	$98.0	$81.6	$(18.4)	161.2
General and administrative expenses				77.5
Depreciation and amortization				86.6
Other operating expense				$2.2
Operating loss				$(5.1)
Capital spending (excluding business combinations)(3)	$14.4	$5.1	$4.7	$24.2

	Nine Months Ended September 30, 2015
	Refining	Logistics	Corporate, Other and Eliminations(4)	Consolidated
Net sales (excluding intercompany fees and sales)	$2,875.9	$373.8	$1.6	$3,251.3
Intercompany fees and sales(1)	495.9	106.9	(195.1)	407.7
Operating costs and expenses:
Cost of goods sold	3,022.4	365.3	(174.0)	3,213.7
Operating expenses	168.1	33.2	—	201.3
Segment contribution margin	$181.3	$82.2	$(19.5)	244.0
General and administrative expenses				81.9
Depreciation and amortization				76.5
Other operating expense				0.2
Operating income				$85.4
Capital spending (excluding business combinations)(3)	$146.8	$13.9	$2.9	$163.6

(1)
Intercompany fees and sales for the refining segment include revenues of $73.6 million and $246.8 million during the three and nine months ended September 30, 2016, respectively, and $136.9 million and $407.7 million during the three and nine months ended September 30, 2015, respectively, to the Retail Entities, the operations of which are reported in discontinued operations.

(2)	Assets held for sale of $471.5 million and $469.9 million are included in the corporate, other and eliminations segment as of September 30, 2016 and September 30, 2015, respectively.

(3)
Capital spending excludes capital spending associated with the Retail Entities of $6.0 million and $12.2 million during the three and nine months ended September 30, 2016, respectively, and $6.3 million and $10.0 million during the three and nine months ended September 30, 2015, respectively.

(4)
The corporate, other and eliminations segment operating results for the three and nine months ended September 30, 2015 have been restated to reflect the reclassification of the Retail Entities to discontinued operations.

Property, plant and equipment and accumulated depreciation as of September 30, 2016 and depreciation expense by reporting segment for the three and nine months ended September 30, 2016 are as follows (in millions):

	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$1,196.5	$331.1	$40.7	$1,568.3
Less: Accumulated depreciation	(348.0)	(86.0)	(20.8)	(454.8)
Property, plant and equipment, net	$848.5	$245.1	$19.9	$1,113.5
Depreciation expense for the three months ended September 30, 2016	$21.7	$5.2	$1.9	$28.8
Depreciation expense for the nine months ended September 30, 2016	$66.0	$14.4	$5.3	$85.7
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
Delek applies the provisions of ASC 820, Fair Value Measurements ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our interest rate and commodity derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material to our financial statements at this time.
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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2016 and December 31, 2015, was as follows (in millions):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$75.6	$—	$75.6
RINs Obligation surplus	—	8.5	—	8.5
Total assets	—	84.1	—	84.1
Liabilities
OTC commodity swaps	—	(122.6)	—	(122.6)
RINs Obligation deficit	—	(20.2)	—	(20.2)
Total liabilities	—	(142.8)	—	(142.8)
Net liabilities	$—	$(58.7)	$—	$(58.7)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$295.2	$—	$295.2
RINs Obligation surplus	—	12.9	—	12.9
Total assets	—	308.1	—	308.1
Liabilities
OTC commodity swaps	—	(347.5)	—	(347.5)
RINs Obligation deficit	—	(22.0)	—	(22.0)
Total liabilities	—	(369.5)	—	(369.5)
Net liabilities	$—	$(61.4)	$—	$(61.4)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of September 30, 2016 and December 31, 2015, $17.6 million and $23.9 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty.

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

From time to time, we also enter into futures contracts with supply vendors that secure supply of product to be purchased for use in the normal course of business at our refining segment. These contracts are priced based on an index that is clearly and closely related to the product being purchased, contain no net settlement provisions and typically qualify under the normal purchase exemption from derivative accounting treatment under ASC 815.

The following table presents the fair value of our derivative instruments as of September 30, 2016 and December 31, 2015. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets (in millions):

		September 30, 2016		December 31, 2015
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$44.0	$(36.6)	$199.4	$(162.3)
OTC commodity swaps(1)	Other current liabilities	31.6	(43.8)	74.0	(83.6)
OTC commodity swaps(1)	Other long term liabilities	—	—	6.6	(5.6)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	—	(2.8)	10.8	(41.1)
OTC commodity swaps(1)	Other current liabilities	—	(18.7)	4.4	(5.0)
OTC commodity swaps(1)	Other long term liabilities	—	(20.7)	—	(49.9)
Total gross fair value of derivatives		$75.6	$(122.6)	$295.2	$(347.5)
Less: Counterparty netting and cash collateral(2)		70.2	(87.8)	264.4	(288.3)
Less: Amounts subject to master netting arrangements that are not netted on the balance sheet		—	—	14.3	(14.3)
Total net fair value of derivatives		$5.4	$(34.8)	$16.5	$(44.9)

(1)
As of September 30, 2016 and December 31, 2015, we had open derivative positions representing 14,282,790 barrels and 6,413,150 barrels, respectively, of crude oil and refined petroleum products. Of these open positions, contracts representing 1,854,800 barrels and 3,324,400 barrels were designated as cash flow hedging instruments as of September 30, 2016 and December 31, 2015, respectively.

(2)	As of September 30, 2016 and December 31, 2015, $17.6 million and $23.9 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total losses on our commodity derivatives recorded in cost of goods sold on the condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gains (losses) on derivatives not designated as hedging instruments	$3.2	$11.4	$(9.5)	$11.0
Realized (losses) gains reclassified out of OCI on derivatives designated as cash flow hedging instruments	(7.0)	(0.6)	(21.3)	1.7
Gains (losses) recognized due to cash flow hedging ineffectiveness	2.2	(12.4)	2.7	(21.3)
Total	$(1.6)	$(1.6)	$(28.1)	$(8.6)

We also recorded expenses representing cash settlements and changes in estimated fair value of our interest rate derivative agreements of a nominal amount and $0.2 million for the three and nine months ended September 30, 2015, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income. There were no interest rate derivative agreements in place as of September 30, 2016 and we recognized no expense related to interest rate derivative agreements for the three and nine months ended September 30, 2016.

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2016 or 2015. As of September 30, 2016 and December 31, 2015, losses of $22.1 million and $39.7 million, respectively, on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. Losses of $(4.5) million and $(13.9) million, net of tax, on settled contracts were reclassified into the condensed consolidated statements of income during the three and nine months ended September 30, 2016, respectively. (Losses) gains of $(0.4) million and $1.1 million, net of tax, on settled contracts were reclassified into condensed consolidated statements of income during the three and nine months ended September 30, 2015, respectively. We estimate that $43.9 million of deferred losses will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the nine months ended September 30, 2016 and September 30, 2015, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting.
16. Commitments and Contingencies
Litigation

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters.

In 2013, we experienced a security breach by third-party hackers that may have compromised the credit/debit card information of certain of our retail segment customers. The incident involved credit/debit card payments for transactions at certain retail locations between March 19-25, 2013, April 14-15, 2013 and April 20-21, 2013, and several lawsuits have been brought against us as a result of this incident. We have reached settlements with regard to this litigation and the U.S. District Court for the Middle District of Tennessee has preliminarily approved the settlements.  The U.S. District Court for the Middle District of Tennessee is expected to hold a hearing to consider final approval in early January of 2017.  Although we are unable to definitively determine the extent of any potential losses related to this breach, we do not believe that this incident will have a material adverse effect on our business, financial condition or results of operations.

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
As of September 30, 2016, we have recorded an environmental liability of approximately $8.3 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. We expect approximately $0.3 million of this amount to be reimbursable by a prior owner of the El Dorado refinery, which we have recorded in other current assets in our condensed consolidated balance sheet as of September 30, 2016. Approximately $1.7 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2022. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities or convenience stores, which could result in additional remediation liabilities.
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
Letters of Credit
As of September 30, 2016, we had in place letters of credit totaling approximately $100.6 million with various financial institutions securing obligations primarily with respect to our crude oil purchases for the refining segment, our gasoline and diesel purchases for the logistics segment and our workers’ compensation and general liability self-insurance programs. No amounts were drawn by beneficiaries of these letters of credit at September 30, 2016.
17. Subsequent Events
Alon Proposal Letter
On October 14, 2016, Delek delivered a non-binding letter (the "Proposal Letter") to a special committee of the board of directors of Alon USA proposing a stock-for-stock acquisition of all remaining outstanding shares of Alon USA common stock not owned by Delek, as a result of which each such outstanding share of Alon USA common stock would be converted into the right to receive shares of Delek common stock at a fixed ratio of 0.44 shares of Delek common stock for each such outstanding share of Alon USA common stock. As described in the Proposal Letter, Delek will not move forward with the proposed transaction unless it is approved by the special committee of the board of directors of Alon USA comprised entirely of directors independent of Delek. In addition, the proposed transaction would be subject to a non-waivable condition that the majority of the outstanding shares of Alon USA common stock not owned by Delek or its affiliates approve the transaction. Delek further anticipates that the issuance of Delek common stock in the proposed transaction would require the approval of Delek’s stockholders. Any such transaction would be subject to completion of mutual due diligence customary for such a transaction and will only be consummated pursuant to the terms of definitive transaction documents mutually acceptable to the respective boards of directors of Delek and Alon USA, including the special committee of the board of directors of Alon USA. The Proposal Letter provides that it sets forth an expression of interest only, and that Delek reserves the right to withdraw or modify its proposal at any time and for any purpose.
Dividend Declaration
On November 1, 2016, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share of our common stock, payable on December 13, 2016 to shareholders of record on November 22, 2016.

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

•
a delay in or failure to close the sale of the Retail Entities (as defined below) to Compañía de Petróleos de Chile COPEC S.A. and its subsidiary, Copec, Inc., a Delaware corporation (collectively, "COPEC");

•	failure of the proposal to acquire Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA") to reach a definitive agreement or to close such acquisition;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	diminution in value of long-lived assets may result in an impairment in the carrying value of the asset on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions, particularly levels of spending relating to travel and tourism or conditions affecting the southeastern United States;

•	volatility of derivative instruments;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital and periodic turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels or costs;

•	changes in our ability to continue to access the credit markets;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products; and

•	other factors discussed under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and in our other filings with the SEC.
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
Executive Summary and Strategic Overview
Business Overview
We are an integrated downstream energy business focused on petroleum refining, the wholesale distribution of refined products and, prior to August 2016, convenience store retailing. Prior to August 2016, we aggregated our operating units into three reportable segments: refining, logistics and retail. However, in August 2016, we entered into a definitive equity purchase agreement (the "Purchase Agreement") with COPEC. Under the terms of the Purchase Agreement, Delek has agreed to sell, and COPEC has agreed to purchase, 100% of the equity interests in Delek's wholly-owned subsidiaries MAPCO Express, Inc., MAPCO Fleet, Inc., Delek Transportation, LLC, NTI Investments, LLC and GDK Bearpaw, LLC (collectively, the “Retail Entities”) for cash consideration of $535 million, subject to certain customary adjustments (the “Transaction”). The closing of the Transaction is currently anticipated to occur by the end of 2016, subject to certain customary closing conditions. As a result of the Purchase Agreement, we met the requirements of ASC 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale.
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
The cost to acquire the refined fuel products we sell to our wholesale customers in our logistics segment depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation.
We also own a non-controlling equity interest of approximately 47% of the outstanding shares in Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"). Alon USA is an independent refiner and marketer of petroleum products, operating primarily in the South Central, Southwestern and Western regions of the United States. Alon USA owns 100% of the general partner and 81.6% of the limited partner interests in Alon USA Partners, LP (NYSE: ALDW), which owns a crude oil refinery in Big Spring, Texas with a crude oil throughput capacity of 73,000 bpd and an integrated wholesale marketing business. In addition, Alon USA directly owns a crude oil refinery in Krotz Springs, Louisiana with a crude oil throughput capacity of 74,000 bpd. Alon USA also owns crude oil refineries in California, which have not processed crude oil since 2012. Alon USA is a leading marketer of asphalt, which it distributes primarily through asphalt terminals located predominately in the Southwestern and Western United States. Alon USA is the largest 7-Eleven licensee in the United States and operates approximately 300 convenience stores which market motor fuels in Central and West Texas and New Mexico. Our investment in Alon USA is accounted for as an equity method investment and the earnings from this equity method investment reflected in our consolidated statements of income include our share of net earnings directly attributable to this equity method investment, and amortization of the excess of our investment balance over the underlying net assets of Alon USA.
As of September 30, 2016, due to the decline in the quoted market price of Alon USA below the carrying amount of our investment, we evaluated our investment in Alon USA for potential impairment. We have determined that the decline in the market value of the ALJ Shares is other than temporary and, therefore, it was necessary to record an impairment charge of $245.3 million on our investment in the three and nine months ended September 30, 2016. Our decision that the decline in market value of the ALJ shares is other than temporary was primarily based on the following factors: the duration of the period in which the fair market value had been below our investment balance and the decreased possibility of a recovery in the near term as a result of Alon USA's recent financial performance, as well as expectations of Alon USA's future operating performance. Future conditions in the industry, operating performance and performance in relation to peers and the future economic environment may continue to decline. Such future conditions could cause us to determine that any further decline in fair value is also other than temporary. If we determine that further decline is other than temporary, we will record additional write-downs in the carrying value of our asset to the then-current fair market value.
As part of our overall business strategy, we regularly evaluate opportunities to expand our portfolio of businesses and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

Recent Developments
Retail Divestiture
In August 2016, we entered into a Purchase Agreement with COPEC. Under the terms of the Purchase Agreement, Delek has agreed to sell, and COPEC has agreed to purchase, 100% of the equity interests in the Retail Entities for cash consideration of $535 million, subject to customary adjustments (the “Transaction”). At closing, Delek will also be required to prepay substantially all of the existing indebtedness held by the Retail Entities and related prepayment fees. The closing of the Transaction is currently anticipated to occur by the end of 2016, subject to certain customary closing conditions.
As a result of the Purchase Agreement, we met the requirements under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. The fair value assessment of the Retail Entities did not result in an impairment. We have ceased depreciation of these assets as of August 27, 2016. The operating results for the Retail Entities, in all periods presented, have been reclassified to discontinued operations.
Return to Shareholders
Dividends
On September 13, 2016, we paid a regular dividend of $0.15 per share of our common stock, declared on August 2, 2016 to shareholders of record on August 23, 2016. On November 1, 2016, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share of our common stock, payable on December 13, 2016 to shareholders of record on November 22, 2016.
Share Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program for up to $125.0 million of our common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock, and any unused portion of the authorization will expire on December 31, 2016. During the nine months ended September 30, 2016, 386,090 shares of our common stock were repurchased, for a total of $6.0 million, respectively, under the stock repurchase authorization. There were no shares repurchased during the three months ended September 30, 2016.
Alon Proposal Letter
On October 14, 2016, Delek delivered a Proposal Letter to a special committee of the board of directors of Alon USA proposing a potential business transaction in the form of a stock-for-stock acquisition of all remaining outstanding shares of Alon USA common stock not owned by Delek, as a result of which each such outstanding share of Alon USA common stock would be converted into the right to receive shares of Delek common stock at a fixed ratio of 0.44 shares of Delek common stock for each such outstanding share of Alon USA common stock. As described in the Proposal Letter, Delek will not move forward with the proposed transaction unless it is approved by a special committee of the board of directors of Alon USA comprised entirely of directors independent of Delek. In addition, the proposed transaction would be subject to a non-waivable condition that the majority of the outstanding shares of Alon USA common stock not owned by Delek or its affiliates approve the transaction. Delek further anticipates that the issuance of Delek common stock in the proposed transaction would require the approval of Delek’s stockholders. Any such transaction would be subject to completion of mutual due diligence customary for such a transaction and will only be consummated pursuant to the terms of definitive transaction documents mutually acceptable to the respective boards of directors of Delek and Alon USA, including the special committee of the board of directors of Alon USA. The Proposal Letter provides that it sets forth an expression of interest only, and that Delek reserves the right to withdraw or modify its proposal at any time and for any purpose.
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

The table below reflects the quarterly high, low and average prices of Cushing WTI crude oil for each of the quarterly periods in 2015 and the quarterly periods during the nine months ended September 30, 2016.
We continue to experience significant volatility in the energy markets. We believe that the fluctuation in the price of Cushing WTI crude oil in 2015 and the first nine months of 2016 is primarily attributable to local and global oversupply, driven by an increase in foreign exports. Fluctuations in the price of Cushing WTI crude oil impact the cost of raw materials processed at our refineries, as well as the price of finished products sold by both of our operating segments.
The table below reflects the quarterly high, low and average 5-3-2 crack spread for each of the quarterly periods in 2015 and the quarterly periods during the nine months ended September 30, 2016.

The average Gulf Coast 5-3-2 crack spread declined to $9.08 during the first nine months of 2016 from $16.67 during the first nine months of 2015. The wholesale price of refined products contributed to the decline in the Gulf Coast 5-3-2 crack spread in the nine months ended September 30, 2016, with the U.S. Gulf Coast price of gasoline declining 24.1%, from an average of $1.66 per gallon in the first nine months of 2015 to $1.26 per gallon in the first nine months of 2016 and the U.S. Gulf Coast price of High Sulfur Diesel declining 27.3%, from an average of $1.54 per gallon in the first nine months of 2015 to $1.12 per gallon in the first nine months of 2016. The charts below illustrate the price of U.S. Gulf Coast Gasoline and U.S. High Sulfur Diesel for each of the quarterly periods in 2015 and the quarterly periods during the nine months ended September 30, 2016.

Our Tyler and El Dorado refineries both continue to have greater access to Midland WTI and Midland WTI-linked crude feedstocks compared to certain of our competitors. As new pipelines have increased the ability to ship price-advantaged crude oil supplies to and from the mid-continent region, we have experienced a decline in certain crude oil price differentials favorable to us. As these price differentials decrease, so does our competitive advantage created by our access to WTI-linked crude oil. The chart below illustrates the differentials of both Brent crude oil and Midland WTI crude oil as compared to Cushing WTI crude oil for each of the quarterly periods in 2015 and the quarterly periods during the nine months ended September 30, 2016.

Environmental regulations continue to affect our margins in the form of the increasing cost of RINs. On a consolidated basis, we work to balance our RINs obligations in order to minimize the effect of RINs on our results. While we generate RINs in both of our operating segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs generally adversely affect our results of operations. It is not possible at this time to predict with certainty what future volumes or costs may be, but given the increase in required volumes and the volatile price of RINs, the cost of purchasing sufficient RINs could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products. The chart below illustrates the volatile nature of the price for RINs for each of the quarterly periods in 2015 and the quarterly periods during the nine months ended September 30, 2016.
Seasonality
Demand for gasoline and asphalt products is generally lower during the winter months due to seasonal decreases in motor vehicle traffic and road and home construction. Additionally, varying vapor pressure requirements between the summer and winter months tighten summer gasoline supply. As a result, our operating results are generally lower during the first and fourth quarters of the year.
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the nine months ended September 30, 2016, from those disclosed in our Annual Report on Form 10-K.
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

Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
Statement of Operations Data	September 30,		September 30,
	2016	2015	2016	2015
Net sales:
Refining	$1,013.2	$1,208.0	$2,918.2	$3,371.8
Logistics	107.5	165.1	323.4	480.7
Other	(40.8)	(79.6)	(128.3)	(193.5)
Net sales	$1,079.9	$1,293.5	$3,113.3	$3,659.0
Operating costs and expenses:
Cost of goods sold	965.6	1,152.8	2,806.7	3,213.7
Operating expenses	61.0	71.5	187.8	201.3
Insurance proceeds — business interruption	—	—	(42.4)	—
General and administrative expenses	24.9	27.5	77.5	81.9
Depreciation and amortization	29.0	27.5	86.6	76.5
Other operating expense	2.2	0.2	2.2	0.2
Total operating costs and expenses	1,082.7	1,279.5	3,118.4	3,573.6
Operating (loss) income	(2.8)	14.0	(5.1)	85.4
Interest expense	13.9	14.2	40.7	38.5
Interest income	(0.2)	(0.3)	(0.9)	(0.9)
Loss (income) from equity method investments	5.1	(16.5)	33.7	(23.9)
Loss on impairment of equity method investment	245.3	—	245.3	—
Other expense (income), net	0.1	—	0.6	(1.0)
Total non-operating expenses (income), net	264.2	(2.6)	319.4	12.7
(Loss) income from continuing operations before income tax (benefit) expense	(267.0)	16.6	(324.5)	72.7
Income tax (benefit) expense	(103.3)	(0.5)	(136.8)	9.1
(Loss) income from continuing operations	(163.7)	17.1	(187.7)	63.6
Income from discontinued operations, net of tax	6.0	8.3	5.5	6.2
Net (loss) income	(157.7)	25.4	(182.2)	69.8
Net income attributed to non-controlling interest	4.0	6.7	15.7	18.9
Net (loss) income attributable to Delek	$(161.7)	$18.7	$(197.9)	$50.9
Basic earnings per share:
(Loss) income from continuing operations	$(2.71)	$0.16	$(3.28)	$0.74
Income from discontinued operations	0.10	0.13	0.09	0.10
Total basic (loss) earnings per share	$(2.61)	$0.29	$(3.19)	$0.84
Diluted earnings per share:
(Loss) income from continuing operations	$(2.71)	$0.16	$(3.28)	$0.74
Income from discontinued operations	0.10	0.13	0.09	0.10
Total diluted (loss) earnings per share	$(2.61)	$0.29	$(3.19)	$0.84

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2016 versus the Three Months Ended September 30, 2015
Net (Loss) Income
Consolidated net loss for the third quarter of 2016 was $(161.7) million, or $(2.61) per basic share, compared to net income of $18.7 million, or $0.29 per diluted share, for the third quarter of 2015.
Net Sales
In the third quarters of 2016 and 2015, we generated net sales of $1,079.9 million and $1,293.5 million, respectively, a decrease of $213.6 million, or 16.5%. The decrease in net sales was primarily due to the effects of decreases in the price of finished petroleum products in both of our segments in the third quarter of 2016 compared to the same period in 2015 and a decline in sales volumes at the Tyler refinery, resulting from lower throughputs and production as operations slowed to match commercial demand.
Cost of Goods Sold
Cost of goods sold was $965.6 million for the third quarter of 2016 compared to $1,152.8 million for the third quarter of 2015, a decrease of $187.2 million, or 16.2%. The decrease in cost of goods sold primarily resulted from the decrease in the cost of both crude oil feedstocks in the refining segment and refined products in the logistics segment, partially offset by net RINs costs of $6.1 million for the third quarter of 2016, as compared to $0.3 million for the third quarter of 2015.
Operating Expenses
Operating expenses were $61.0 million for the third quarter of 2016 compared to $71.5 million for the third quarter of 2015, a decrease of $10.5 million, or 14.7%. The decrease in operating expenses was primarily due to decreases in utilities expense in the refining segment, decreases in maintenance expenses in the logistics segment, and cost reduction initiatives at both the refining and logistics segments.
General and Administrative Expenses
General and administrative expenses were $24.9 million and $27.5 million for the third quarter of 2016 and 2015, respectively, a decrease of $2.6 million, or 9.5%. The decrease in general and administrative expenses was primarily due to a decrease in employee compensation related expenses and a reduction in professional consulting expenses. We do not allocate general and administrative expenses to our operating segments.
Depreciation and Amortization
Depreciation and amortization was $29.0 million for the third quarter of 2016 compared to $27.5 million for the third quarter of 2015, an increase of $1.5 million, or 5.5%. The increase in depreciation expense was primarily attributable to the turnaround and expansion of the Tyler refinery completed in the first quarter of

2015, as well as capital expenditures and acquisitions completed in 2015.
Interest Expense
Interest expense was $13.9 million for the third quarter of 2016 compared to $14.2 million for the third quarter of 2015, a decrease of $0.3 million, or 2.1%. The decrease was primarily attributable to decreases in interest costs under our credit facilities due to changes in debt utilization and interest rates thereunder, compared to the same period in 2015.
Results from Equity Method Investments
During the third quarter of 2016, we recognized a loss from equity method investments of $5.1 million, compared to income from equity method investments of $16.5 million for the third quarter of 2015. Results from equity method investments for the third quarters of 2016 and 2015 was primarily attributable to our proportionate share of the net (loss) income from our investment in Alon USA of $(4.2) million and $20.2 million, respectively and $(0.6) million and $(3.4) million, respectively, in amortization of the excess of our investment over our equity in the underlying net assets of Alon USA.
Loss on Impairment of Equity Method Investment
We record an impairment charge of $245.3 million on our equity method investment in the third quarter of 2016, due to an other than temporary decline in the market value of our ALJ Shares. There was no impairment recognized in the third quarter of 2015.
Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the  estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  Based on our current projections, which have fluctuated as a result of changes in oil prices and related crack spread, we believe that using actual year-to-date results to compute our effective tax rate will produce a more reliable estimate of our tax expense for the three months ended September 30, 2016.  As such, in contrast with our previous methods of recording income tax expense, we recorded a tax provision for the three months ended September 30, 2016 based on actual year-to-date results, in accordance with ASC 740.
Income tax benefit was $103.3 million for the third quarter of 2016, compared to benefit of $0.5 million for the third quarter of 2015, an increase in benefit of $102.8 million. The increase in benefit was primarily attributable to a pre-tax loss of $267.0 million in the third quarter of 2016, as compared to pre-tax income of $16.6 million for the third quarter of 2015. Our effective tax rate was 38.7% for the third quarter of 2016, compared to (3.0)% for the third quarter of 2015. The increase in our effective tax rate in the third quarter of 2016 was primarily due to the change in methodology from using an estimated annual effective tax rate to an actual three and nine month effective tax rate, as well as the impact of certain tax credits and other favorable permanent items due to lower pre-tax income.

Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2016 versus the Nine Months Ended September 30, 2015
Net (Loss) Income
Consolidated net loss for the nine months ended September 30, 2016 was $(197.9) million, or $(3.19) per basic share, compared to net income of $50.9 million, or $0.84 per basic share, for the nine months ended September 30, 2015.
Net Sales
For the nine months ended September 30, 2016 and 2015, we generated net sales of $3,113.3 million and $3,659.0 million, respectively, a decrease of $545.7 million, or 14.9%. The decrease in net sales was primarily due to the effects of decreases in the price of finished petroleum products in both operating segments in the nine months ended September 30, 2016, compared to the same period in 2015. These decreases were partially offset by an increase in sales volumes at the Tyler refinery, which was attributable to the lower volumes in the first quarter of 2015 due to downtime at the Tyler refinery for a turnaround and expansion project.
Cost of Goods Sold
Cost of goods sold was $2,806.7 million for the nine months ended September 30, 2016, compared to $3,213.7 million for the nine months ended September 30, 2015, a decrease of $407.0 million, or 12.7%. The decrease in cost of goods sold primarily resulted from the decrease in the cost of both crude oil feedstocks in the refining segment and refined products in the logistics segment, partially offset by an increase in sales volumes at the Tyler refinery, net RINs costs of $25.8 million for the nine months ended September 30, 2016, as compared to $1.0 million for the nine months ended September 30, 2015 and losses associated with our hedging program of $28.1 million for the nine months ended September 30, 2016, compared to losses of $8.6 million for the nine months ended September 30, 2015.
Operating Expenses
Operating expenses were $187.8 million for the nine months ended September 30, 2016 compared to $201.3 million for the nine months ended September 30, 2015, a decrease of $13.5 million, or 6.7%. The decrease in operating expenses was primarily due to decreases in utilities and oil spill remediation expenses in the refining segment, maintenance expenses in the logistics segment and cost reduction initiatives at both the refining and logistics segments. These decreases were partially offset by a full quarter of operating expenses at the Tyler refinery for the nine months ended September 30, 2016 as compared to reduced expenses resulting from the downtime associated with the turnaround and expansion project during the first quarter of 2015, and increased expenses associated with an internal tank contamination at one of our terminal locations in the logistics segment.

Insurance proceeds — business interruption
We recognized proceeds from business interruption insurance claims of $42.4 million for the nine months ended September 30, 2016, associated with a litigation settlement. We did not record any insurance proceeds for the nine months ended September 30, 2015.
General and Administrative Expenses
General and administrative expenses were $77.5 million and $81.9 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $4.4 million, or 5.4%. The decrease in general and administrative expenses was primarily due to a decrease in employee compensation related expenses, partially offset by an increase in outside services associated with various marketing and procurement projects during the nine months ended September 30, 2016, as compared to the same period of 2015. We do not allocate general and administrative expenses to our operating segments.
Depreciation and Amortization
Depreciation and amortization was $86.6 million for the nine months ended September 30, 2016 compared to $76.5 million for the nine months ended September 30, 2015, an increase of $10.1 million, or 13.2%. The increase in depreciation expense was primarily attributable to the turnaround and expansion of the Tyler refinery completed in the first quarter of 2015, as well as capital expenditures and acquisitions completed in 2015.
Interest Expense
Interest expense was $40.7 million for the nine months ended September 30, 2016 compared to $38.5 million for the nine months ended September 30, 2015, an increase of $2.2 million, or 5.7%. The increase was primarily attributable to interest costs associated with increased debt levels related to the investment in Alon USA. The increase was partially offset by $3.9 million in one-time fees associated with the amendment of the Lion Term Loan in the second quarter of 2015.
Results from Equity Method Investments
During the nine months ended September 30, 2016, we recognized a loss from equity method investments of $33.7 million, compared to income of $23.9 million for the nine months ended September 30, 2015, Results from equity method investments for the nine months ended September 30, 2016 and 2015 are primarily attributable to our proportionate share of the net (loss) income from our investment in Alon USA of $(31.0) million and $29.5 million, respectively, and $(2.0) million and $(5.1) million in amortization of the excess of our investment over our equity in the underlying net assets of Alon USA.
Loss on Impairment of Equity Method Investment
We record an impairment charge of $245.3 million on our equity method investment in the nine months ended September 30, 2016, due to an other than temporary decline in the market value of our

ALJ Shares. There was no impairment recognized in the nine months ended September 30, 2015.
Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the  estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  Based on our current projections, which have fluctuated as a result of changes in oil prices and related crack spread, we believe that using actual year-to-date results to compute our effective tax rate will produce a more reliable estimate of our tax expense for the nine months ended September 30, 2016.  As such, in contrast with our previous methods of recording income tax expense, we recorded a tax provision for the nine months ended September 30, 2016 based on actual year-to-date results, in accordance with ASC 740.
Income tax benefit was $136.8 million for the nine months ended September 30, 2016, compared to income tax expense of $9.1 million for the nine months ended September 30, 2015, an increase of $145.9 million. The increase in benefit was primarily attributable to a pre-tax loss of $324.5 million for the nine months ended September 30, 2016, compared to pre-tax income of $72.7 million for the nine months ended September 30, 2015. Our effective tax rate was 42.2% for the nine months ended September 30, 2016, compared to 12.5% for the nine months ended September 30, 2015. The increase in our effective tax rate for the nine months ended September 30, 2016 was primarily due to the change in methodology from using an estimated annual effective tax rate to an actual three and nine month effective tax rate, as well as the impact of certain tax credits and other favorable permanent items due to lower pre-tax income.

Operating Segments
We report operating results in two reportable segments: refining and logistics. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$1,013.2	$1,208.0	$2,918.2	$3,371.8
Cost of goods sold	927.0	1,100.7	2,703.0	3,022.4
Gross margin	86.2	107.3	215.2	349.4
Operating expenses	51.7	59.9	159.6	168.1
Insurance proceeds — business interruption	—	—	(42.4)	—
Contribution margin	$34.5	$47.4	$98.0	$181.3

_____________________________

[1]
Sales volume includes 114 bpd and 686 bpd sold to the logistics segment during the three and nine months ended September 30, 2016, respectively, and 6,541 bpd and 3,880 bpd during the three and nine months ended September 30, 2015, respectively. Sales volume also includes sales of 885 bpd and 659 bpd of intermediate and finished products to the El Dorado refinery during the three and nine months ended September 30, 2016, respectively, and 1,477 bpd and 2,407 bpd during the three and nine months ended September 30, 2015, respectively. Sales volume excludes 1,778 bpd and 843 bpd during the three and nine months ended September 30, 2016, respectively, and 61 bpd and 2,185 bpd of wholesale activity during the three and nine months ended September 30, 2015, respectively.

_____________________________

[1]
Sales volume includes 358 bpd and 120 bpd of produced finished product sold to the Tyler refinery during the three and nine months ended September 30, 2016, respectively. There were no sales of produced finished product to the Tyler refinery during the three and nine months ended September 30, 2015. Sales volume excludes 19,671 bpd and 21,606 bpd of wholesale activity during the three and nine months ended September 30, 2016, respectively, and 27,325 bpd and 25,902 bpd during the three and nine months ended September 30, 2015, respectively.

Refining Segment Operational Comparison of the Three Months Ended September 30, 2016 versus the Three Months Ended September 30, 2015
Net Sales
Net sales for the refining segment were $1,013.2 million for the third quarter of 2016 compared to $1,208.0 million for the third quarter of 2015, a decrease of $194.8 million, or 16.1%. The decrease in net sales primarily resulted from declines in the price of U.S. Gulf Coast gasoline and Ultra-Low-Sulfur diesel ("ULSD") in the third quarter of 2016 as compared to the third quarter of 2015, as well as a decline in sales volumes at the Tyler refinery resulting from lower throughputs and production as operations matched commercial demand.
Cost of Goods Sold
Cost of goods sold for the third quarter of 2016 for the refining segment was $927.0 million compared to $1,100.7 million for the third quarter of 2015, a decrease of $173.7 million, or 15.8%. This decrease was primarily attributable to a decrease in the cost of WTI crude oil, from an average of $46.70 per barrel in the third quarter of 2015 to an average of $45.03 in the third quarter of 2016, and a decrease in sales volumes at the Tyler refinery. These decreases were partially offset by an increase in the cost of RINs.

Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $30.4 million and $31.2 million during the third quarters of 2016 and 2015, respectively. We eliminate these intercompany fees in consolidation.
Operating Expenses
Operating expenses for the refining segment were $51.7 million for the third quarter of 2016 compared to $59.9 million for the third quarter of 2015, a decrease of $8.2 million, or 13.7%. The decrease in operating expenses was primarily due to a decrease in utilities expenses, primarily due to a reduction in natural gas prices and consumption, as well as certain cost reduction initiatives at both refineries.
Contribution Margin
Contribution margin for the refining segment decreased to $34.5 million, or 64.7% of our consolidated segment contribution margin, in the third quarter of 2016, compared to $47.4 million, or 68.5% of our consolidated segment contribution margin, in the third quarter of 2015. The refining segment contribution margin decrease was primarily attributable to a decline in gross margins at both the Tyler and El Dorado refineries, partially offset by a decline in operating expenses at both refineries.

Margins at both refineries were negatively impacted by a 47% decline in the average Gulf Coast 5-3-2 crack spread. Further contributing to the decline in margins were increases in RINs costs, to $7.9 million in the third quarter of 2016, compared to $1.3 million in the third quarter of 2015. These decreases were partially offset by and a discount between WTI Midland crude oil and WTI Cushing crude oil of $0.32 in the third quarter of 2016 compared to a premium of $0.72 the third quarter of 2015 and a contango futures market in both the first quarters of 2016 and 2015, which lowered crude purchase prices by $0.88 per barrel in the third quarter of 2016, compared to $0.54 per barrel in the third quarter of 2015.
Refining Segment Operational Comparison of the Nine Months Ended September 30, 2016 versus the Nine Months Ended September 30, 2015
Net Sales
Net sales for the refining segment were $2,918.2 million for the nine months ended September 30, 2016 compared to $3,371.8 million for the nine months ended September 30, 2015, a decrease of $453.6 million, or 13.5%. The decrease in net sales resulted from declines in the price of U.S. Gulf Coast gasoline and ULSD in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. These decreases were partially offset by an increase in sales volumes at the Tyler refinery.
Cost of Goods Sold
Cost of goods sold for the refining segment for the nine months ended September 30, 2016 was $2,703.0 million, compared to $3,022.4 million for the nine months ended September 30, 2015, a decrease of $319.4 million, or 10.6%. This decrease was primarily attributable to a decrease in the cost of WTI crude oil, from an average of $51.10 per barrel for the nine months ended September 30, 2015 to an average of $41.45 for the nine months ended September 30, 2016. The decrease in crude oil prices was partially offset by the increase in sales volumes at the Tyler refinery resulting from the lower volumes in the nine months ended September 30, 2015 due to downtime at the Tyler refinery related to the turnaround and expansion project completed in the first quarter of 2015, an increase in the cost of RINs, and losses on derivative positions of $26.4 million for the nine months ended September 30, 2016, compared to losses of $8.7 million for the nine months ended September 30, 2015.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $92.1 million and $90.7 million during the nine months ended September 30, 2016 and 2015, respectively. We eliminate these intercompany fees in consolidation.
Operating Expenses
Operating expenses for the refining segment were $159.6 million for the nine months ended September 30, 2016 compared to $168.1 million for the nine months ended September 30, 2015, a decrease of $8.5 million, or 5.1%. The decrease in operating expenses was primarily due to a decrease in utilities expenses, primarily due to a reduction in natural gas prices and consumption, a decrease in oil spill remediation costs, and certain cost reduction initiatives at both refineries. These were partially offset by a full period of operating expenses at the Tyler refinery for the nine months ended September 30, 2016, as compared to reduced expenses resulting from downtime associated with the turnaround and expansion project completed in the first quarter of 2015.
Contribution Margin
Contribution margin for the refining segment decreased to $98.0 million, or 60.8% of our consolidated segment contribution margin, in the nine months ended September 30, 2016, compared to $181.3 million, or 74.3% of our consolidated segment contribution margin, in the nine months ended September 30, 2015. The refining segment contribution margin decrease was primarily attributable to a decline in operating margins at both refineries, which were partially offset by business interruption insurance proceeds of $42.4 million associated with a settlement of litigation received in the first quarter of 2016, as well as an increase in sales volumes at the Tyler refinery in the nine months ended September 30, 2016 attributable to the lower volumes in the same period of 2015 due to downtime at the Tyler refinery related to the turnaround and expansion project completed in the first quarter of 2015.

Margins at both refineries were negatively impacted by the decline in the average differential between WTI Midland crude oil and WTI Cushing crude oil and a decline in the Gulf Coast 5-3-2 crack spread. Further contributing to the decline in margins were losses on derivative positions of $26.4 million for the nine months ended September 30, 2016, compared to losses of $8.7 million for the nine months ended September 30, 2015 and an increase in RINs costs, to $30.4 million for the nine months ended September 30, 2016, compared to $11.9 million for the nine months ended September 30, 2015. These decreases were partially offset by a contango futures market in both the nine months ended September 30, 2016 and 2015, which lowered crude purchase prices by $1.37 per barrel in the nine months ended September 30, 2016, compared to $1.00 per barrel during the nine months ended September 30, 2015.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Logistics Segment Contribution:
Net sales	$107.5	$165.1	$323.4	$480.7
Cost of goods sold	73.5	124.4	213.4	365.3
Gross margin	34.0	40.7	110.0	115.4
Operating expenses	9.2	11.6	28.4	33.2
Contribution margin	$24.8	$29.1	$81.6	$82.2

Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	67,812	75,313	68,137	56,553
West Texas wholesale marketing throughputs (average bpd)	12,162	18,824	13,039	17,661
West Texas wholesale marketing margin per barrel	$1.16	$1.50	$1.24	$1.41
Terminalling throughputs (average bpd) (2)	120,099	126,051	121,791	102,534
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	55,217	54,973	55,951	55,168
Refined products pipelines to Enterprise Systems	47,974	54,397	51,794	56,294
SALA Gathering System	17,237	20,264	18,172	21,031
East Texas Crude Logistics System	17,026	19,078	13,108	22,270
El Dorado Rail Offloading Rack	—	—	—	1,474

_____________________________

(1)	Excludes jet fuel and petroleum coke.

(2)	Consists of terminalling throughputs at our Tyler, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas, and Memphis and Nashville, Tennessee terminals.
Logistics Segment Operational Comparison of the Three Months Ended September 30, 2016 versus the Three Months Ended September 30, 2015
Net Sales
Net sales for the logistics segment were $107.5 million in the third quarter of 2016, compared to $165.1 million for the third quarter of 2015, a decrease of $57.6 million, or 34.9%. The decrease was primarily attributable to both decreases in volumes sold and in the average sales prices per gallon of gasoline and diesel in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $0.22 per gallon during the third quarter of 2016 compared to the third quarter of 2015. The average sales price per gallon of diesel sold decreased $0.11 per gallon during the third quarter of 2016 compared to the third quarter of 2015. Further contributing to the decrease was a decline in fees on our Paline Pipeline System as a result of lower contractual volumes.
Net sales included $4.1 million and $4.4 million of net service fees paid by our refining segment to our logistics segment during the third quarter of 2016 and 2015, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also included crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $30.4 million and $31.2 million in the third quarter of 2016 and 2015, respectively. The logistics segment also sold $1.8 million and $1.0 million of RINs to the refining segment in the third quarter of 2016 and 2015, respectively. These intercompany sales and fees are eliminated in consolidation.

Cost of Goods Sold
Cost of goods sold for the logistics segment decreased $50.9 million, or 40.9%, to $73.5 million in the third quarter of 2016, compared to $124.4 million in the third quarter of 2015. The decrease in cost of goods sold was primarily attributable to both decreases in average cost per gallon of gasoline and diesel and in diesel volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline decreased $0.15 during the third quarter of 2016 compared to the third quarter of 2015, while the average cost per gallon of diesel decreased $0.10 during the third quarter of 2016 compared to the third quarter of 2015.
Operating Expenses
Operating expenses for the logistics segment were approximately $9.2 million and $11.6 million for the third quarter of 2016 and 2015, respectively, a decrease of $2.4 million, or 20.7%. The decrease in operating expenses was primarily due to decreases in maintenance costs as a result of the completion of maintenance projects on our tanks, including those at our terminals, the SALA Gathering System and the East Texas Crude Logistics System. Further contributing to the decrease were decreases in utilities and supplies expenses in connection with cost saving initiatives taken during the third quarter of 2016 compared to the third quarter of 2015. Partially offsetting these decreases were increases in costs associated with the hydro testing of our Paline Pipeline.
Contribution Margin
Contribution margin for the logistics segment decreased to $24.8 million, or 46.5% of our consolidated segment contribution margin, in the third quarter of 2016, compared to $29.1 million, or 42.1% of our consolidated segment contribution margin, in the third quarter of 2015. The decrease in contribution margin was primarily attributable to a decline in fees on our Paline Pipeline System as a result of lower contractual volumes. Also contributing to the decrease were lower margins in our west Texas operations due primarily to lower throughput as a result of unfavorable market conditions, in which lower crude oil prices have reduced demand in the region. These decreases were partially offset by improved margins at our terminals as a result of reduced maintenance costs during the third quarter of 2016 compared to the third quarter of 2015 and a reduction in operating expenses as described above.
Logistics Segment Operational Comparison of the Nine Months Ended September 30, 2016 versus the Nine Months Ended September 30, 2015
Net Sales
Net sales for the logistics segment were $323.4 million during the nine months ended September 30, 2016, compared to $480.7 million during the nine months ended September 30, 2015, a decrease of $157.3 million, or 32.7%. The decrease was primarily attributable to both decreases in the average sales prices per gallon of gasoline and diesel and in diesel volumes sold in our west Texas marketing operations. Further contributing to the decrease were declines in fees on our Paline Pipeline System as a result of lower contractual volumes and declines in fuel surcharge revenues and lower asphalt hauling associated with our trucking assets. Partially offsetting the decreases were increased throughput at most of our terminals, the majority of which occurred at our terminals in El Dorado, Arkansas and Tyler, Texas as operations matched commercial demand, and the effects of the throughput and tankage agreements for the Logistics Assets, pursuant to which we generated revenue on the Logistics Assets during all periods through September 30, 2016, with no comparable revenue earned during the first quarter of 2015. Also offsetting the decreases were increases in terminalling fees associated with our marketing agreement with Delek, which increased primarily as a result of the turnaround that occurred at the Tyler Refinery in the second quarter of 2015, during which the refinery was not fully operational.
Net sales included $12.2 million and $11.2 million of net service fees paid by our refining segment to our logistics segment during the nine months ended September 30, 2016 and 2015, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also included crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $92.1 million and $90.7 million in the nine months ended September 30, 2016 and 2015, respectively. The logistics segment also sold $4.7 million and $4.9 million of RINs to the refining segment in the nine months ended September 30, 2016 and 2015, respectively. These intercompany sales and fees are eliminated in consolidation.
Cost of Goods Sold
Cost of goods sold for the logistics segment decreased $151.9 million, or 41.6%, to $213.4 million in the nine months ended September 30, 2016, compared to $365.3 million in the nine months ended September 30, 2015. The decrease in cost of goods sold was primarily attributable to both decreases in average cost per gallon of gasoline and diesel and in diesel volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline decreased $0.37 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, while the average cost per gallon of diesel decreased $0.42 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Operating Expenses
Operating expenses for the logistics segment were approximately $28.4 million and $33.2 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $4.8 million, or 14.5%. The decrease in operating expenses was primarily due to decreases in maintenance costs as a result of the completion of maintenance projects on our tanks, including those at our terminals, and the SALA Gathering System. Also contributing to the decrease were declines in materials costs as a result of cost saving initiatives taken during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Partially offsetting these decreases was an increase in operating expense for one of our terminal locations related to internal tank contamination and for hydro testing on our Paline Pipeline.
Contribution Margin
Contribution margin for the logistics segment decreased to $81.6 million, or 50.6% of our consolidated segment contribution margin, for the nine months ended September 30, 2016, compared to $82.2 million, or 33.7% of our consolidated segment contribution margin, for the nine months ended September 30, 2015. The decrease in contribution margin was primarily attributable to decreases in net sales associated with our Paline Pipeline and trucking assets discussed above and a decline in margins in our west Texas operations due primarily to lower throughput as a result of unfavorable market conditions, in which lower crude oil prices have reduced demand in the region. Partially offsetting these decreases were increased throughput at most of our terminals and increased fees associated with the Logistics Assets and marketing agreement as discussed above.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended September 30,
	2016	2015
Cash Flow Data:
Operating activities	$121.5	$191.8
Investing activities	(97.6)	(411.0)
Financing activities	4.2	142.4
Net increase (decrease)	$28.1	$(76.8)

Cash Flows from Operating Activities
Net cash provided by operating activities was $121.5 million for the nine months ended September 30, 2016, compared to $191.8 million for the comparable period of 2015. The decrease in cash flows from operations was primarily due to changes in working capital due to the full operations at the Tyler refinery in the first nine months of 2016, as compared to the downtime in the first quarter of 2015 associated with the turnaround and expansion of the Tyler refinery, as well as a decrease in receivables, primarily related to the collection of $88.6 million of prior period tax related receivables in the first nine months of 2016. Further contributing to the decrease was the net loss for the nine months ended September 30, 2016 of $182.2 million, compared to net income of $69.8 million in the same period of 2015. The net loss for the nine months ended September 30, 2016 included a non-cash impairment of our equity method investment in Alon USA of $245.3 million and $42.4 million of business interruption proceeds associated with a litigation settlement. The total litigation settlement received was approximately $49.0 million, of which a total of $6.8 million was recognized as a reduction in general and administrative expenses in the fourth quarter of 2015 and the first quarter of 2016, related to legal expenses incurred as part of the litigation.
Cash Flows from Investing Activities
Net cash used in investing activities was $97.6 million for the first nine months of 2016, compared to $411.0 million in the comparable period of 2015. The decrease was primarily due to the cash paid for our equity method investment in Alon USA in the second quarter of 2015, as well as a decline in our capital expenditures in the nine months ended September 30, 2016, as compared to the same period in 2015, during which we completed significant maintenance and improvement capital projects.
Cash used in investing activities includes the cash portion of our capital expenditures, which was $28.2 million and $164.5 million for the nine months ended September 30, 2016 and 2015, respectively. Total capital expenditures during the first nine months of 2016 were $24.2 million, of which $14.4 million was spent on projects in the refining segment, $5.1 million was spent in the logistics segment and $4.7 million was spent at the holding company level. During the nine months ended September 30, 2015, we spent $173.6 million, of which $146.8 million was spent on projects in our refining segment, $13.9 million was spent in our logistics segment and $2.9 million was spent at the holding company level.
Cash Flows from Financing Activities
Net cash provided by financing activities was $4.2 million for the nine months ended September 30, 2016, compared to $142.4 million in the comparable 2015 period. The decrease in net cash provided by financing activities was primarily due to net borrowings under our revolving credit facilities of $23.4 million in the nine months ended September 30, 2016, compared to $73.4 million in the comparable period of 2015, as well as net repayments under our term loans of $1.9 million during the nine months ended September 30, 2016, compared to borrowings of $134.8 million in the comparable 2015 period. These decreases were partially offset by $50.4 million in proceeds from product financing agreements in the nine months ended September 30, 2016. We did not have any proceeds from product financing agreements in the comparable period of 2015.
Cash Position and Indebtedness
As of September 30, 2016, our total cash and cash equivalents were $315.3 million and we had total indebtedness of approximately $827.7 million. Unused credit commitments and borrowing base availability under our three separate revolving credit facilities, as applicable, was approximately $479.7 million and we had letters of credit issued of approximately $100.6 million. We believe we were in compliance with our covenants in all debt facilities as of September 30, 2016. See Note 7 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our three separate revolving credit facilities.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2016 were $24.2 million, of which approximately $14.4 million was spent in our refining segment, $5.1 million in our logistics segment and $4.7 million at the holding company level. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2016 and planned capital expenditures for the full year 2016 by operating segment and major category (in millions):

	Full Year 2016 Forecast	Nine Months Ended September 30, 2016
Refining:
Sustaining maintenance, including turnaround activities	$18.0	$8.8
Regulatory	2.1	0.8
Discretionary projects	7.0	4.8
Refining segment total	27.1	14.4
Logistics:
Regulatory	1.1	0.2
Sustaining maintenance	7.4	3.8
Discretionary projects	2.1	1.1
Logistics segment total	10.6	5.1
Other:
Growth/profit improvements	7.4	4.7
Other total	7.4	4.7
Total capital spending	$45.1	$24.2
Our total capital spending forecast for 2016 of $45.1 million is a substantial reduction as compared to our actual spending for the year ended 2015 of $218.6 million, during which we completed significant maintenance and improvement capital projects. The 2016 forecast is focused primarily on maintenance spending.

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
Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. In accordance with ASC 815, Derivatives and Hedging ("ASC 815"), all of these commodity contracts are recorded at fair value in our condensed consolidated balance sheets, and any change in fair value between periods has historically been recorded in the profit and loss section of our condensed consolidated financial statements, unless, at inception, the Company elects to designate the contracts as cash flow hedges under ASC 815. Gains or losses on commodity derivative contracts accounted for as cash flow hedges are recognized in other comprehensive income on the condensed consolidated balance sheets and, ultimately, when the forecasted transactions are completed in net sales or cost of goods sold in the consolidated statements of income.

The following table sets forth information relating to our open commodity derivative contracts as of September 30, 2016 ($ in millions).

	Total Outstanding		Notional Contract Volume (barrels) by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume (barrels)	2016	2017	2018
Contracts not designated as hedging instruments:
Crude oil price swaps - long	$6.5	1,803,000	713,000	1,090,000	—
Crude oil price swaps - short	(14.9)	2,464,000	1,066,000	1,398,000	—
Inventory, refined product and crack spread swaps - long	17.2	3,150,000	3,057,000	93,000	—
Inventory, refined product and crack spread swaps - short	(13.6)	5,010,990	4,521,990	489,000	—
Total	$(4.8)	12,427,990	9,357,990	3,070,000	—
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long	$(42.2)	1,854,800	128,800	576,000	1,150,000
Total	$(42.2)	1,854,800	128,800	576,000	1,150,000

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

SEC Investigation
In December 2014, the staff of the SEC (the "Staff") advised the Company that a formal order of private investigation had been issued focused on the past restatement of the Company’s financial statements in 2011, the revision of the quarterly information provided in the 2012 Annual Report on Form 10-K and the Company’s internal control over financial reporting. On September 29, 2016, the Company received a letter from the Staff stating that the Staff had concluded its investigation and noting that “based on the information we have as of this date, we do not intend to recommend an enforcement action by the Commission against Delek US Holdings, Inc.”
ITEM 1A. RISK FACTORS
Our pursuit of a potential acquisition of the outstanding shares of Alon USA’s common stock could be expensive and time consuming and may divert attention and resources from the operation of our business.
On October 14, 2016, we delivered a non-binding letter to a special committee of the board of directors of Alon USA proposing a stock-for-stock acquisition by Delek of all of Alon USA’s outstanding common stock not currently owned by us. Our acquisition proposal would cause each such share of Alon USA common stock to be converted into the right to receive 0.44 shares of our common stock. At this time, a definitive agreement relating to our acquisition proposal has not been entered into between Alon USA and us, and we cannot provide any assurance as to whether, when or on what terms a transaction with Alon USA will be consummated, if at all.
Our continued pursuit of an acquisition of Alon USA may be expensive and time consuming to us, may ultimately be unsuccessful, and could divert attention and resources from the operation of our business and from our pursuit of other business opportunities that we may also view as beneficial.
Failure to complete the pending sale of the Retail Entities to COPEC could negatively affect us.
On August 27, 2016, we entered into the Purchase Agreement with COPEC, pursuant to which COPEC will acquire the Retail Entities, which comprise our retail segment and a portion of our corporate, other and eliminations segment, subject to certain customary closing conditions. There is no assurance that the conditions to the completion of the sale of the Retail Entities will be satisfied. In connection with the sale of the Retail Entities, we and our stockholders will be subject to several risks, including the following:

•
the current market price of our common stock may reflect a market assumption that the sale of the Retail Entities will occur, and a failure to complete the sale of the Retail Entities could result in a decline in the market price of our common stock;

•
if the pending sale of Retail Entities is not completed, the value of the Retail Entities and their assets may be impaired, and we may not be able to realize the expected proceeds in a subsequent sale transaction;

•	we and/or COPEC may be unable to obtain the approvals, consents or authorizations required to complete the sale of the Retail Entities;

•
prior to the closing of the sale of the Retail Entities, there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations because matters related to the sale of the Retail Entities may require substantial commitments of their time and resources, which could adversely affect our business, financial condition, and results of operations;

•
pending the closing of the sale of the Retail Entities, the Purchase Agreement restricts us from engaging in certain actions without COPEC’s consent, which could prevent us from pursuing business opportunities that may arise prior to the closing of the sale of the Retail Entities, and we will be subject to business uncertainties that could affect our business, financial condition, and results of operations;

•	the length of time necessary to complete the sale of the Retail Entities may be longer than anticipated;

•
uncertainty about the effect of the sale of the Retail Entities may adversely affect our relationships with our employees, customers, suppliers and other persons with whom we have business relationships;

•
any event that results in a right for COPEC to seek indemnity from us could result in a substantial payment from us to COPEC and could adversely affect our business, financial condition, and results of operations;

•
certain costs relating to the sale of the Retail Entities, such as legal and accounting fees, are payable by us whether or not the sale of the Retail Entities is completed, and we could incur additional costs in connection with the sale of the Retail Entities;

•	if we successfully complete the sale of the Retail Entities, certain terms of the Purchase Agreement may preclude us from engaging in or pursuing certain business opportunities; and

•
if we successfully complete the sale of the Retail Entities, our revenues will decrease accordingly and our business will be subject to an increased concentration of the risks that affect our refining and logistics segments.

ITEM 5. OTHER INFORMATION

Dividend Declaration
On November 1, 2016, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share of our common stock, payable on December 13, 2016 to shareholders of record on November 22, 2016.

Ginzburg Employment Agreement
On November 2, 2016, the Company entered into an employment agreement effective June 1, 2017 with Assaf Ginzburg, the Company’s Chief Financial Officer and Executive Vice President (the "2017 Employment Agreement"). Mr. Ginzburg’s current employment agreement dated July 1, 2015 shall continue through May 31, 2017.  Effective as June 1, 2017, Mr. Ginzburg will cease to serve as the Company’s Chief Financial Officer and will cease to be an executive officer of the Company, but will continue to serve the Company in a non-executive officer role.  Pursuant to the 2017 Employment Agreement, Mr. Ginzburg will devote approximately 50% of his business time to the Company through March 31, 2020. The 2017 Employment Agreement provides that, from June 1, 2017, Mr. Ginzburg will receive an annualized base salary of at least $237,500 and sets Mr. Ginzburg's annual bonus target for the 2017 fiscal year at an amount equal to (1) 75% of his base compensation during the period from January 1, 2017 to May 31, 2017, and (2) 60% of his base compensation during the period from June 1, 2017 to December 31, 2017.  The 2017 Employment Agreement sets Mr. Ginzburg’s annual bonus target for the 2018 fiscal year and each year thereafter at 60% of his base salary.  The annual bonuses may be based upon the achievement of performance measures and objectives established by our Board of Directors. During the term of the 2017 Employment Agreement, Mr. Ginzburg will be restricted from working for any other entity, provided that he will be allowed to join the governing boards of up to two entities (in addition to the entities of which he is currently a board member). Mr. Ginzburg will also receive a long-term incentive compensation grant in March 2017 with a grant date fair value no less than the grant date fair value Mr. Ginzburg received in March 2016.
Under the 2017 Employment Agreement, Mr. Ginzburg will be reimbursed for the reasonable costs of professional preparation of his personal income tax return(s) during the term of his agreement.  Additionally, pursuant to the 2017 Employment Agreement, after Mr. Ginzburg’s status as an executive officer of the Company ends, if Mr. Ginzburg is not eligible to participate in the Company’s benefit plans due to devoting approximately 50% of his business time to the Company, the Company will pay Mr. Ginzburg an amount in cash equal to the value of such benefits that would have otherwise been received if he were eligible to participate in the Company’s benefit plans, including, but not limited to (A) the cost of the Company to provide health care benefits for Executive and his family, (B) a cash amount equal to 6% of Executive’s salary which Executive would have otherwise received in matching contributions to the Company’s 401(k) plan, and (C) the imputed value of group term life insurance premiums.  Mr. Ginzburg will also continue to be provided the personal use of a company-owned automobile.

Upon the termination of his employment by the Company without Cause (as defined in the 2017 Employment Agreement) or by the executive for Good Reason (as defined in the 2017 Employment Agreement) other than in the context of a Change in Control (as defined in the 2017 Employment Agreement), Mr. Ginzburg will be entitled to receive (i) a lump-sum amount equal to the sum of $375,000 and target annual bonus as in effect on November 2, 2016 (the “Separation Base Amount”), multiplied by 1.5, (ii) the costs of continuing COBRA health insurance coverage for Mr. Ginzburg’s family for 12 months following termination (the “Health Benefit Continuation”), (iii) the annual bonus to which Mr. Ginzburg would have otherwise been entitled if his employment had continued through the end of the bonus year based upon the actual performance of the Company, prorated for the period of actual employment during the bonus year (the “Post-Employment Annual Bonus”), and (iv) the immediate vesting of unvested equity awards granted to Mr. Ginzburg under the Company’s long-term incentive plans but, in the case of performance awards, only to the extent that the applicable performance period has elapsed through the date of termination and, in the case of other awards, only to the extent that the awards would have otherwise vested within six months following the date of termination. If within two years following a Change in Control (as defined in the 2017 Employment Agreement) Mr. Ginzburg’s employment is terminated by the Company other than for Cause or by Mr. Ginzburg for Good Reason, he will be entitled to receive (i) an amount equal to the Separation Base Amount multiplied by two, (ii) the Health Benefit Continuation, (iii) the Post-Employment Annual Bonus and (iv) the immediate vesting of all unvested equity awards granted to him under the Company’s long-term incentive plans. In addition to these amounts, if the termination occurs prior to January 1, 2019 and is other than for Cause, Mr. Ginzburg shall be entitled to the compensation set forth above as if his employment had continued until January 1, 2019.

The above description of the 2017 Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the 2017 Employment Agreement itself, a copy of which is filed with this report as Exhibit 10.2 and is incorporated herein in its entirety by reference.

Transaction Bonus

On October 31, 2016, the Board of Directors of the Company approved the payment of a cash bonus to eligible employees of the Company, including the Company’s executive officers, contingent upon and payable following completion of the Transaction contemplated by the Purchase Agreement.  The total amount of the bonus pool would be no greater than 0.75% of the value of the Transaction.  The individual amounts of the named executive officers’ bonuses will be set at the discretion of the Compensation Committee of our Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.		Description
2.1	^
Equity Purchase Agreement dated August 27, 2016 by and between Delek US Holdings, Inc., Copec Inc. and Compañía de Petróleos de Chile COPEC S.A. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on September 1, 2016).

10.1
Joinder and First Amendment to Amended and Restated Credit Agreement, dated September 29, 2016, among Delek Refining, Ltd., as borrower, Delek Refining, Inc. and Delek U.S. Refining GP, LLC, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2016).

10.2	*§	Employment Agreement, effective June 1, 2017, by and between Delek US Holdings, Inc. and Assaf Ginzburg.
31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2016 and 2015 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Management contract or compensatory plan or arrangement.

^
Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any of the omitted schedules or exhibits upon request by the United States Securities and Exchange Commission, provided, however, that Delek may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedules or exhibits so furnished.

§	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 3, 2016

EXHIBIT INDEX

Exhibit No.		Description
2.1	^
Equity Purchase Agreement dated August 27, 2016 by and between Delek US Holdings, Inc., Copec Inc. and Compañía de Petróleos de Chile COPEC S.A. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on September 1, 2016).

10.1
Joinder and First Amendment to Amended and Restated Credit Agreement, dated September 29, 2016, among Delek Refining, Ltd., as borrower, Delek Refining, Inc. and Delek U.S. Refining GP, LLC, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2016).

10.2	*§	Employment Agreement, effective June 1, 2017, by and between Delek US Holdings, Inc. and Assaf Ginzburg.
31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2016 and 2015 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Management contract or compensatory plan or arrangement.

^
Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any of the omitted schedules or exhibits upon request by the United States Securities and Exchange Commission, provided, however, that Delek may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedules or exhibits so furnished.

§	Filed herewith.