Form 10-K
period 2016-12-31
Delek US Holdings, Inc.
filed 2017-02-28
CIK 1351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 18 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2016 was approximately $805,158,800, based upon the closing sale price of the registrant's common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.

At February 17, 2017, there were 61,970,962 shares of the registrant's common stock, $.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Documents incorporated by reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEMS 1 and 2.        BUSINESS and PROPERTIES

Company Overview

We are an integrated downstream energy business focused on petroleum refining and the transportation, storage and wholesale distribution of crude oil, intermediate and refined products. Delek US Holdings, Inc. ("Holdings"), a Delaware corporation formed in 2001, is the sole shareholder or owner of membership interests of Delek Refining, Inc. ("Refining"), Delek Finance, Inc., Delek Marketing & Supply, LLC, Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, Inc., Delek Logistics Services Company, Delek Helena, LLC, and Delek Land Holdings, LLC. In addition, as of December 31, 2016, we owned a 60.7% limited partner interest in Delek Logistics Partners, LP ("Delek Logistics"), a publicly traded master limited partnership that we formed in April 2012, and a 94.9% interest in Delek Logistics GP, LLC ("Logistics GP"), which owns the entire 2.0% general partner interest in Delek Logistics. Unless otherwise indicated or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. Our business consists of two operating segments: refining and logistics.

Our refining segment operates independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude throughput capacity of 155,000 bpd. The Tyler refinery sells the majority of its production over a refinery truck rack owned and operated by our logistics segment to supply the local market in the east Texas area. The El Dorado refinery sells a portion of its production at the refinery truck rack, which is owned and operated by our logistics segment, but the majority of the refinery's production is shipped into the Enterprise Pipeline System and our logistics segment's El Dorado Pipeline system to supply a combination of pipeline bulk sales and wholesale rack sales at terminal locations along the pipeline, including Shreveport, Louisiana, North Little Rock, Arkansas, Memphis, Tennessee, and Cape Girardeau, Missouri. Our refining segment also includes two biodiesel facilities we own and operate that are involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas and Cleburne, Texas.

Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for both our refining segment and third parties. The logistics segment owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 366 miles of active refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 7.3 million barrels of active shell capacity. Our logistics segment owns and operates nine light product terminals and markets light products using third-party terminals.

The following map outlines the geography of our integrated downstream energy structure:

WOODFORD BASIN
CUSHING
OKLAHOMA CITY
SEAWAY
PERMIAN BASIN
COLORADO CITY
ABILENE
PLAINS BASIN
GREENVILLE PRDDUCT STORAGE
DALLAS
FORT WORTH
MT PLEASANT TERMINAL
LITTLE ROCK
RED RIVER
EL DORADO
SHREVEPORT
MONROE
TYLER
MIDLAND
SUNOCO WEST TEXAS GULF
SAN ANGELO
WACO
PALINE
MILLENNIUM
EXXONMOBIL NORTH LINE
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

Business Strategy

Historically, we have grown through acquisitions in both of our segments. This is exemplified by the acquisitions of the Tyler refinery and El Dorado refinery in 2005 and 2011, respectively. Our business strategy is focused on growing our integrated business model that allows us to participate in all phases of the downstream production process, from transporting crude oil to our refineries for processing into refined products to selling fuel to customers. This growth may come from acquisitions as well as investments in our existing businesses, as we continue to broaden our existing geographic presence and integrated business model. Below is a tabular summary of our acquisitions over the last five years.

Date	Acquired Company/Assets	Acquired From	Approximate Purchase Price(1)

January 2012	The Nettleton Pipeline, a 35-mile long pipeline system used to transport crude oil from Nettleton, Texas to the Bullard Junction in Tyler, Texas	Plains Marketing, L.P.	$12.3 million

February 2012	The Big Sandy Terminal, a light petroleum products terminal and the Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas	Sunoco Pipeline L.P. and Sunoco Partners Marketing & Terminals, L.P.	$11.0 million
January 2013	The Beacon Facility, a biodiesel facility in Cleburne, Texas, involved in the production of biodiesel fuels and related activities.	Beacon Energy (Texas) Corp.	$5.3 million
July 2013	The Hopewell Pipeline, a 13.5-mile pipeline that originates at the Tyler refinery and terminates at the Hopewell delivery yard.	Enterprise TE Products Pipeline Company, LLC	$5.7 million
October 2013	The North Little Rock terminal, a refined products terminal in Little Rock, Arkansas	Enterprise Refined Products Pipeline Company, LLC	$7.2 million, including $2.2 million of refined product inventory
December 2013	The Helena Assets, a 149-mile pipeline that connects El Dorado, Arkansas to Helena, Arkansas and a crude oil and/or refined products terminal located on the Mississippi River in Helena, Arkansas	Enterprise Product Partners L.P.	$5.0 million
February 2014	The Crossett Facility, a biodiesel plant in Crossett, Arkansas	Pinnacle Biofuels, Inc.	$11.1 million
October 2014	The Greenville-Mount Pleasant Assets, a light products terminal in Mount Pleasant, Texas, a light products storage facility in Greenville, Texas and a 76-mile pipeline connecting the locations.	An affiliate of Magellan Midstream Partners, L.P.	$11.1 million, including $1.1 million of product inventory
December 2014	FTT, a transport company that primarily hauls crude oil and asphalt by truck, including 130 trucks and 210 trailers.	Frank Thompson Transport, Inc.	$12.0 million, including $0.5 million working capital
May 2015	33.7 million shares of common stock of Alon USA, representing approximately 48% of the outstanding common stock of Alon USA at the time of investment.	Alon Israel Oil Company, Ltd.	$575.8 million, including cash, Delek stock, a promissory note and contingent consideration

(1)	Excludes transaction costs

2016 Strategic Developments
Retail Divestiture
In August 2016, we entered into a definitive equity purchase agreement (the "Purchase Agreement") with Compañía de Petróleos de Chile COPEC S.A. and its subsidiary, Copec Inc., a Delaware corporation (collectively, "COPEC"). Under the terms of the Purchase Agreement, Delek agreed to sell, and COPEC agreed to purchase, 100% of the equity interests in Delek's wholly-owned subsidiaries MAPCO Express, Inc. ("MAPCO Express"), MAPCO Fleet, Inc., Delek Transportation, LLC, NTI Investments, LLC and GDK Bearpaw, LLC (collectively, the “Retail Entities”) for cash consideration of $535 million, subject to customary adjustments (the “ Retail Transaction”).
In November 2016, the Retail Transaction closed, and, at closing, $156.0 million of debt associated with the Retail Entities was repaid, along with a debt prepayment fee of $13.4 million and $4.6 million of transaction related costs. Net cash proceeds before taxes related to the Retail Transaction were $378.9 million.
As a result of the Purchase Agreement, we met the requirements under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment ("ASC 360"), to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. See Note 5, Discontinued Operations and Assets Held for Sale, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Alon Merger
In January 2017, we announced that Delek, Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"), Delek Holdco, Inc., a Delaware corporation and wholly owned subsidiary of Delek (“Holdco”), Dione Mergeco, Inc., a Delaware corporation and wholly owned subsidiary of Holdco ("Parent Merger Sub"), and Astro Mergeco, Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Astro Merger Sub” and, together with Holdco and Parent Merger Sub, the “Holdco Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which (i) Parent Merger Sub will, upon the terms and subject to the conditions thereof, merge with and into Delek (the “Parent Merger”), with Delek surviving as a wholly owned subsidiary of Holdco and (ii) Astro Merger Sub will, upon the terms and subject to the conditions thereof, merge with and into Alon USA (the “Alon Merger” and, together with the Parent Merger, the “Mergers”) with Alon USA surviving as a wholly owned subsidiary of Holdco.
In the Parent Merger, each issued and outstanding share of common stock of Delek, par value $0.01 per share (“Delek common stock”), or fraction thereof, will be converted into the right to receive one validly issued, fully paid and non-assessable share of Holdco common stock, par value $0.01 per share (“Holdco common stock”), or such fraction thereof equal to the fractional share of Delek common stock, upon the terms and subject to the conditions set forth in the Merger Agreement. In the Alon Merger, each issued and outstanding share of common stock of Alon, par value $0.01 per share (“Alon common stock”), other than Alon USA common stock held by Delek or any subsidiary of Delek, will be converted into the right to receive 0.504 shares of Holdco common stock, upon the terms and subject to the conditions set forth in the Merger Agreement.
Pursuant to the Merger Agreement, Delek must take all action necessary to elect as directors of Holdco the directors of Delek immediately prior to the effective time of the Parent Merger; provided, that within thirty days after the closing date, Delek and Holdco must take all action necessary to increase the size of the board of directors of Holdco by one seat and to appoint an individual to fill the resulting vacancy as designated by the special committee of the board of directors of Alon USA.  Additionally, pursuant to the Merger Agreement, the special committee of the board of Alon USA will nominate one new director that will be appointed to the board of the general partner of Delek Logistics.
The mergers remain subject to the approval of the stockholders of Delek and Alon USA, along with certain other closing conditions as set forth in the Merger Agreement. Concurrently with the execution of the Merger Agreement, Alon, Delek and each of David Wiessman, D.B.W. Holdings (2005) Ltd. (an entity controlled by David Wiessman), Jeff Morris, and Karen Morris entered into Voting, Irrevocable Proxy and Support Agreements (the “Voting Agreements”) in connection with the Merger Agreement. Delek, David Wiessman, D.B.W. Holdings (2005) Ltd., Jeff Morris and Karen Morris are each individually referred to herein as an “Alon Stockholder” and collectively as the “Alon Stockholders.”
The Voting Agreements generally require that the Alon Stockholders vote or cause to be voted all Alon USA common stock owned by the Alon Stockholders at the Alon USA stockholders’ meeting in favor of (1) the Mergers and the Merger Agreement and any other transactions or matters contemplated by the Merger Agreement and (2) any proposal to adjourn or postpone the Alon USA Stockholders Meeting to a later date if there are not sufficient votes to adopt the Merger Agreement or if there are not sufficient shares present in person or by proxy at such meeting to constitute a quorum. In the case of the Alon Stockholders other than Delek, the Voting Agreements also require that they vote in favor of any other matter necessary to consummate the transactions contemplated by the Merger Agreement, in each case at every meeting (or in connection with any action by written consent) of the Alon Stockholders at which such matters are considered and at every adjournment or postponement thereof, and vote against (1) any Company Acquisition Proposal (as defined in the Merger Agreement), (2) any action, proposal, transaction or agreement that could reasonably be expected to result in a breach of any covenant, representation or warranty or any other obligation or agreement of Alon USA under the Merger Agreement or of the Alon Stockholders under the Voting Agreements and (3) any action, proposal, transaction or agreement that could reasonably be expected to impede, interfere with, frustrate, delay, discourage, adversely affect or inhibit the timely consummation of the Merger or the fulfillment of conditions under the Merger Agreement or change in any manner the voting rights of any class of shares of Alon USA.
Subject to certain exceptions, the Voting Agreements prohibit certain sales, transfers, offers, exchanges, and dispositions of Alon USA common stock owned by the Alon Stockholders, the granting of any proxies or powers of attorney that is inconsistent with the Voting Agreements, and the depositing of Alon USA common stock owned by the Alon Stockholders into a voting trust or entering into a voting agreement or arrangement with respect to the voting of shares of Alon USA common stock owned by the Alon Stockholders during the term of the Voting Agreements.
Alon USA is an independent refiner and marketer of petroleum products, operating primarily in the south central, southwestern and western regions of the United States. Alon USA owns 100% of the general partner and 81.6% of the limited partner interests in Alon USA Partners, LP (NYSE: ALDW), which owns a crude oil refinery in Big Spring, Texas with a crude oil throughput capacity of 73,000 bpd and an integrated wholesale marketing business. In addition, Alon USA directly owns a crude oil refinery in Krotz Springs, Louisiana with a crude oil throughput capacity of 74,000 bpd. Alon USA also owns crude oil refineries in California, which have not processed crude oil since 2012. Alon USA is a marketer of asphalt, which it distributes primarily through asphalt terminals located predominantly in the southwestern and western United States. Alon USA is the largest 7-Eleven licensee in the United States and operates approximately 300 convenience stores which market motor fuels in central and west Texas and New Mexico. Our current investment in Alon USA is accounted for as an equity method investment and the earnings from this equity method investment reflected in our consolidated statements of income include our share of net earnings directly attributable to this equity method investment and amortization of the excess of our investment balance over the underlying net assets of Alon USA.

Information About Our Segments
Prior to August 2016, we aggregated our operating units into three reportable segments: refining, logistics and retail. However, in August 2016, Delek entered into the Purchase Agreement pursuant to which it agreed to sell the Retail Entities, which consisted of all of the retail segment and a portion of the corporate, other and eliminations segment, to COPEC and in November 2016, the Retail Transaction closed. As a result of the Purchase Agreement, we met the requirements of ASC 205-20 and ASC 360 to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. The operating results for the Retail Entities, in all periods presented, have been reclassified to discontinued operations.
Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 14, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Refining Segment

Overview

We own and operate two independent refineries located in Tyler, Texas and El Dorado, Arkansas, currently representing a combined 155,000 bpd of crude throughput capacity. Our refining system produces a variety of petroleum-based products used in transportation and industrial markets, which are sold to a wide range of customers located principally in inland, domestic markets.

Both of our refineries are located in the U.S. Gulf Coast Region (PADD 3), which is one of the five PADD regional zones established by the U.S. Department of Energy where refined products are produced and sold. Refined product prices generally differ among each of the five PADDs.

Our refining segment also includes two biodiesel facilities we own and operate that are engaged in the production of biodiesel fuels and related activities, located in Crossett, Arkansas and Cleburne, Texas.

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

Refining System Production Slate
Our refining system processes a combination of light sweet and medium sour crude oils, which, when refined, results in a product mix consisting principally of higher-value transportation fuels such as gasoline, distillate and jet fuel. A lesser portion of our overall production consists of residual products, including paving asphalt, roofing flux and other products with industrial applications.

Refined Product Sales and Distribution

Our refining segment sells products on a wholesale basis to inter-company and third-party customers located around east Texas, Arkansas, Tennessee and the Ohio River Valley, including gulf coast markets and areas along the Enterprise Pipeline System and along the Colonial Pipeline System, through exchanges.

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

Refining Segment - Tyler Refinery

Our Tyler refinery has a nameplate crude throughput capacity of 75,000 bpd. The refinery is situated on approximately 100, out of a total of approximately 600, contiguous acres of land (excluding pipelines) that we own in Tyler, Texas and adjacent areas.

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

The charts below set forth information concerning crude oil received at the Tyler refinery for the years ended December 31, 2016 and 2015:

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

The Tyler refinery has a Complexity Index of 8.7. The fluid catalytic cracking unit and delayed coker enabled us to produce approximately 97.8% light products in 2016, including primarily a full range of gasoline, diesel, jet fuels, liquefied petroleum gas and natural gas liquids.

The chart below sets forth information concerning the throughput at the Tyler refinery:

* In the first quarter of 2015, we completed a scheduled turnaround and an expansion project at the Tyler refinery. Total throughputs for the period from April 1, 2015 through December 31, 2015 were 75,058 bpd.

The Tyler refinery primarily produces two grades of gasoline (E10 premium - 93 octane and E10 regular - 87 octane), as well as aviation gasoline. Diesel and jet fuel products produced at the Tyler refinery include military specification jet fuel, commercial jet fuel and ultra-low sulfur diesel. The Tyler refinery offers both E-10 and biodiesel blended products. In addition to higher-value gasoline and distillate fuels, the Tyler refinery produces small quantities of propane, refinery grade propylene and butanes, petroleum coke, slurry oil, sulfur and other blendstocks.

The chart below sets forth information concerning the Tyler refinery's production slate:

Tyler Refinery Production Slate (% of total)
2.2%
3.6%
39.6%
54.6%
2.2%
4.0%
40.0%
53.8%
2.6%
3.5%
39.2%
54.7%
2016
2015
2014
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

Taking into account the Tyler refinery's crude and refined product slate, as well as the refinery's location near the Gulf Coast region, we apply the U.S. Gulf Coast 5-3-2 crack spread ("Gulf Coast crack spread") to calculate the approximate gross margin resulting from processing one barrel of crude oil into three-fifths of a barrel of gasoline and two-fifths of a barrel of high sulfur diesel. We calculate the Gulf Coast crack spread using the market values of U.S. Gulf Coast Pipeline CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high-sulfur diesel) and the market value of WTI crude oil. U.S. Gulf Coast Pipeline CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil are prices for which the products trade in the Gulf Coast region.

Refining Segment - El Dorado Refinery
Our El Dorado refinery has a crude throughput capacity of 80,000 bpd. The El Dorado site consists of approximately 460 acres, of which the main plant and associated tank farms adjacent to the refinery sit on approximately 335 acres. The El Dorado refinery is the largest refinery in Arkansas, and represents more than 90% of state-wide refining capacity.

The El Dorado refinery is designed mainly to process a wide variety of crude oil, ranging from light sweet to heavy sour. The refinery receives crude by several delivery points, including local crude and other third-party pipelines that connect directly into Delek Logistics' El Dorado Pipeline System, which runs from Magnolia, Arkansas, to the El Dorado refinery (the "El Dorado Pipeline System"), and rail at third-party terminals.

In 2016, we purchased crude oil for the El Dorado refinery from inland sources in east and west Texas, south Arkansas and north Louisiana through a crude oil gathering system owned and operated by Delek Logistics (the "SALA Gathering System"), via rail and from the Gulf Coast. At present, J. Aron and Company ("J. Aron"), through arrangements with various oil companies, supplies a substantial portion of the El Dorado refinery's crude oil input requirements pursuant to an amended and restated Master Supply and Offtake Agreement (the "S&O Agreement").

The charts below set forth information concerning crude oil received at the El Dorado refinery for the years ended December 31, 2016 and 2015:

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

In 2016, gasoline, diesel, liquefied petroleum gas and natural gas liquids accounted for approximately 91.7% of the El Dorado refinery's production, while 8.3% of the product slate included various grades of asphalt, black oils and other residual products.

The chart below sets forth information concerning the El Dorado refinery's production slate:

Products manufactured at the El Dorado refinery are sold to wholesalers and retailers through spot sales, commercial contracts and exchange agreements in markets in Arkansas, Memphis, Tennessee and north into the Ohio River Valley region. The El Dorado refinery connection via the logistics segment to the Enterprise Pipeline System is a key means of product distribution for the refinery, because it provides access to third-party terminals in multiple Mid-Continent markets located adjacent to the system. The El Dorado refinery also supplies products to these markets through product exchanges on the Colonial pipeline system.

Logistics Segment

Overview

Our logistics segment consists of Delek Logistics, a publicly traded master limited partnership, and its subsidiaries. Our consolidated financial statements include its consolidated financial results. As of December 31, 2016, we owned a 60.7% limited partner interest in Delek Logistics, and a 94.9% interest in Logistics GP, which owns both the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights.

Our logistics segment generates revenue and contribution margin, which we define as net sales less cost of goods sold and operating expenses, by charging fees for gathering, transporting and storing crude oil and intermediate product and for marketing, distributing, transporting and storing refined products. A substantial majority of the logistics segment's existing assets are both integral to and dependent upon the successful operation of our refining segment's assets, as the logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and east Texas in support of the Tyler and El Dorado refineries. In addition to intercompany services, the logistics segment also provides some crude oil and refined product transportation services for, and terminalling and wholesale marketing services to, third parties in Texas, Tennessee and Arkansas.

The logistics segment owns nine light product distribution terminals, one in each of Nashville and Memphis, Tennessee; Tyler, Big Sandy, San Angelo, Abilene and Mount Pleasant, Texas; and North Little Rock and El Dorado, Arkansas. All of the above properties are located on real property owned by Delek and its subsidiaries. The logistics segment also owns the El Dorado Pipeline System, the Magnolia Pipeline System and 600 miles of crude oil gathering lines, which are located in Louisiana and Arkansas. The logistics segment owns the McMurrey Pipeline System, the Nettleton Pipeline, the Tyler-Big Sandy Pipeline, the Paline Pipeline System and the Greenville-Mount Pleasant Pipeline, which are located in Texas. All of the pipeline systems set forth above run across fee owned land, leased land, easements and rights-of-way. The logistics segment also owns storage tanks in El Dorado and North Little Rock, Arkansas; Memphis and Nashville, Tennessee; and Tyler, Greenville, Big Sandy, San Angelo, Abilene and Mount Pleasant, Texas and a fleet of trucks and trailers used to transport crude oil, asphalt and other hydrocarbon products.

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
THIRD-PARTY ASSETS
Enterprise Pipeline (Product)
Delek US Refinery

Logistics Segment - Wholesale Marketing and Terminalling

The logistics segment's wholesale marketing and terminalling business provides wholesale marketing and terminalling services to the refining segment and to independent third parties from whom it receives fees for marketing, transporting, storing and terminalling refined products. It generates revenue by (i) providing marketing services for the refined products output of the Tyler refinery, (ii) engaging in wholesale activity at owned terminals in Abilene and San Angelo, Texas, as well as at terminals owned by third parties in Texas, whereby it purchases light products for sale and exchange to third parties, and (iii) providing terminalling services to independent third parties and the refining segment. Three terminals, located in El Dorado, Arkansas, Memphis, Tennessee and North Little Rock, Arkansas, throughput refined product produced at the El Dorado refinery. Three terminals, located in Tyler, Big Sandy and Mount Pleasant Texas, throughput refined product produced at the Tyler refinery.

Logistics Segment - Pipelines and Transportation
The logistics segment's pipelines and transportation business owns or leases capacity on approximately 401 miles of crude oil transportation pipelines, approximately 366 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 7.3 million barrels of active shell capacity. These assets are primarily divided into the following operating systems:

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
Joint Ventures

The logistics segment owns a portion of two joint ventures that have constructed logistics assets, which serve third parties and the refining segment. These assets include the following:

•	a 50% interest in an 80-mile crude oil pipeline with a capacity of 80,000 bpd that originates in Longview, Texas, with destinations in the Shreveport, Louisiana area (the "Caddo Pipeline") and;

•
a 33% interest in a 107-mile crude oil pipeline with an initial capacity of 55,000 bpd, with the capability to expand to 85,000 bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas ("the RIO Pipeline").

The RIO Pipeline project has been completed and began operations in September 2016. The Caddo Pipeline has been substantially completed and operations began in January 2017.

Logistics Segment Supply Agreement
Approximately 59.7% of the petroleum products for sale by the logistics segment in west Texas are purchased from Noble Petro, Inc. ("Noble Petro"). Under the terms of a supply contract (the "Abilene Contract") with Noble Petro, we have the right to purchase up to 20,350 bpd of petroleum products. Under the Abilene Contract, we purchase petroleum products based on monthly average prices from Noble Petro immediately prior to our resale of such products to customers at our San Angelo and Abilene, Texas terminals, which we lease to Noble Petro. Under this arrangement, we have limited direct exposure to risks associated with fluctuating prices for these refined products due to the short period of time between the purchase and resale of these refined products. The Abilene Contract expires in December 2017 and does not have a renewal option. We also purchase finished products from the refining segment and from other third parties.

Logistics Segment Operating Agreements With Delek

Delek Logistics has various long-term, fee-based commercial agreements with Delek and its subsidiaries that, among other things, establish fees for certain administrative and operational services provided by Delek and its subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial agreements for Delek Logistics to provide certain pipeline transportation, terminal throughput, finished product marketing and storage services to Delek. These agreements have various initial terms which expire, depending on the specific contracts, at different times from 2017 through 2022. Delek has opted to renew the agreements expiring in November 2017 for subsequent five-year terms. Each of these agreements requires Delek or a Delek subsidiary to pay for certain minimum volume commitments or certain minimum storage capacities. Delek Logistics is a variable interest entity as defined under United States generally accepted accounting principles ("GAAP") and is consolidated into our consolidated financial statements. Intercompany transactions with Delek Logistics and its subsidiaries are eliminated in our consolidated financial statements.

Logistics Segment Customers

In addition to certain of our subsidiaries, our logistics segment has various types of customers, including major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies and independent retail fuel operators.

Logistics Segment Seasonality

The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. Varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. In addition, our refining segment often performs planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors can diminish the demand for crude oil or finished products by our customers, and therefore limit our volumes or throughput during these periods, and we expect that our operating results will generally be lower during the first and fourth quarters of the calendar year.

Logistics Segment Competition

Our logistics segment faces competition for the transportation of crude oil from other pipeline owners whose pipelines (i) may have a location advantage over our pipelines, (ii) may be able to transport more desirable crude oil to third parties, or (iii) may be able to transport crude oil or finished product at a lower tariff. In addition, the wholesale marketing and terminalling business in general is also very competitive. Our owned refined product terminals, as well as the other third-party terminals we use to sell refined products, compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be competitively served by any terminal. Two key markets in west Texas that we serve from our company-owned facilities are Abilene and San Angelo, Texas. We have direct competition from an independent refinery that markets through another terminal in the Abilene market. There are no competitive fuel loading terminals within approximately 90 miles of our San Angelo terminal.

Logistics Segment Activity

The following table summarizes our activity in the wholesale marketing and terminalling portion of our logistics segment:

	Year Ended December 31,
	2016	2015	2014
Operating Information:
West Texas marketing throughputs (average bpd)	13,257	16,357	16,707
Terminalling throughputs (average bpd) (1)	122,350	106,514	96,801
East Texas marketing throughputs (average bpd)	68,131	59,174	61,368

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

The following table summarizes our activity in the pipelines and transportation portion of our logistics segment:

	Year Ended December 31,
	2016	2015	2014
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	56,555	54,960	47,906
Refined products pipelines to Enterprise Systems	52,071	57,366	53,461
SALA Gathering System	17,756	20,673	22,656
East Texas Crude Logistics System	12,735	18,828	7,361

Information Technology

We believe that investments in information technology ("IT") are strategic to the success of our various business units. In 2016, we continued our efforts to improve several areas of IT, including infrastructure, security and enterprise software systems. Capital investments in infrastructure involved the continued migration of on-premise data center hardware to multiple off-site data center locations to improve the reliability and availability of IT services to our corporate and refinery locations. In addition, we migrated our Enterprise Resource Planning architecture to the cloud and deployed the SAP HANA database, which allowed us to take advantage of available real-time reporting and analytics features. A new HR information system was also implemented, taking advantage of cloud technology and providing an improved, self-service approach to managing human capital utilized by management and employees alike. Also, additional security technologies and enhancements were deployed to harden our existing infrastructure in the corporate environment, as well as the control systems at our refineries. The energy sector continues to be the target of cyber attack perpetrators, and we believe the steps we have taken, and continue to take, will help us maintain adequate data security in an environment of increasing risk of cyber attacks, hacks and other threats.

Governmental Regulation and Environmental Matters
Rate Regulation of Petroleum Pipelines

The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the FERC, under the Interstate Commerce Act (“ICA”), and by the state regulatory commissions in the states in which we transport crude oil, intermediate and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with the reporting requirements for these pipelines. Other of our pipelines have received a waiver from application of the FERC's tariff requirements, but comply with other applicable regulatory requirements.

The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA, and its implementing regulations, require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil, intermediate and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory, and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Our tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
While FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and services for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana; accordingly, such assets may be subject to additional regulation by the applicable governmental authorities in those states.
Environmental Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the EPA, the United States Department of Transportation, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality (the "ADEQ"), the Tennessee Department of Environment and Conservation and the Louisiana Department of Natural Resources, as well as other state and federal agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants and pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our refineries, biodiesel facilities, terminals, pipelines, trucks, rail cars and related operations, and may be subject to revocation, modification and renewal.
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters, which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted, or may result in, changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations. We anticipate that compliance with environmental, health and safety regulations will require us to spend approximately $17.6 million in capital costs in 2017 and approximately $57.7 million during the next five years.

These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.
We generate wastes that may be subject to the RCRA and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of managing, transporting, recycling and disposal of hazardous and certain non-hazardous wastes. Our refineries are large quantity generators of hazardous waste and require hazardous waste permits issued by EPA or state agencies. Other of our facilities, such as terminals and biodiesel plants, generate lesser quantities of hazardous wastes.
The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of our ordinary operations, our various businesses generate waste, some of which falls within the statutory definition of a hazardous substance and some of which may have been disposed of at sites that may require future cleanup under Superfund. At this time, our El Dorado refinery has been named as a minor potentially responsible party at one site, for which we believe future costs will not be material.
As of December 31, 2016, we have recorded an environmental liability of approximately $7.2 million, primarily related to the estimated probable costs of remediating, or otherwise addressing, certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. We expect approximately $0.4 million of this amount to be reimbursable by a prior owner of the El Dorado refinery, which we have recorded in other current assets in our consolidated balance sheet as of December 31, 2016. Approximately $1.0 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2022. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in additional remediation liabilities.
The EPA issued final rules for gasoline formulation that required the reduction of average benzene content by January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. It is necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. Although credits have been acquired that should be sufficient to cover our obligations through 2019, there can be no assurance that such credits will be available in the future or that we will be able to purchase available credits at reasonable prices. Additional benzene reduction projects may be implemented to reduce or eliminate our need to purchase benzene credits, depending on the availability and cost of such credits. Future capital projects at the Tyler refinery may also impact our need to purchase benzene credits.
In recent years, various legislative and regulatory measures to address climate change and greenhouse gas ("GHG") emissions (including carbon dioxide, methane and nitrous oxides) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, power plants and oil and gas production operations, as well as mobile transportation sources and fuels. We are not aware of any state or regional initiatives for controlling existing GHG emissions that would affect our refineries. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs and result in decreased demand for our petroleum fuels. In August 2015, the EPA finalized the “Clean Power Plan” requiring states to reduce carbon dioxide emissions from coal fired power plants through a combination of plant closures, switching to renewable energy and natural gas and demand reduction. The Clean Power Plan is currently being litigated in various courts, and the U.S. Supreme Court has stayed implementation pending the outcome of those legal challenges. If upheld, this rule will not directly affect our operations. The EPA has indicated that it intends to regulate refinery GHG emissions from new and existing sources through a New Source Performance Standard ("NSPS"), although there is no firm proposal or date for such regulation, and the EPA has said that such a performance standard is not imminent.
Our operations are subject to certain requirements of the Federal Clean Air Act (“CAA”), as well as related state and local laws and regulations governing air emission. Certain CAA regulatory programs applicable to our refineries, terminals and other operations require capital expenditures for the installation of air pollution control devices, operational procedures to minimize emissions and monitoring and reporting of emissions. In mid-2012, the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants. In September 2012, the EPA finalized revisions to the NSPS for Petroleum Refineries ("NSPS Subpart Ja") that primarily affects flares and process heaters. The NSPS impacted the way some flares at our Tyler and El Dorado refineries are designed and/or operated, and capital projects were completed at our Tyler refinery in 2015 related to meeting this NSPS. We believe our flares and process heaters meet the applicable requirements, and our refineries have not received any associated inquiries or requests for information, nor are they a party to any associated enforcement action at this time.
In 2015, EPA finalized reductions in the National Ambient Air Quality Standard (NAAQS) for ozone, from 75 ppb to 70 ppb. Our Tyler refinery is located in an area reclassified as non-attainment with the new standard. While we do not yet know what specific actions we will be required to take or when, it is possible we will have to install additional air pollution control equipment for ozone forming emissions or change the formulation of gasoline we make for use in some areas. We do not believe such capital expenditures, or the changes in our operation, will result in a material adverse effect on our business, financial condition or results of operations.
On December 1, 2015, the EPA published final rules under the Risk and Technology Review provisions of the Clean Air Act to further regulate refinery air emissions through additional NSPS and Maximum Achievable Control Technology requirements (the “Refinery Sector Rules”). The final rules will require capital expenditures for additional controls on the Tyler refinery’s coker and for the relief systems, flares, tanks and other sources at both refineries, as well as requiring changes to the way we operate, start up and maintain some process units. The final rule also requires that we monitor property line benzene concentrations beginning in January 2018 and provide the results to the EPA quarterly, which will make the results available to the public beginning in 2019. Even though the concentrations are not expected to exceed regulatory or health based standards, the availability of such data may increase the likelihood of lawsuits against our refineries by the local public or organized public interest groups. We do not anticipate that the required capital and operating costs will be material, and do not believe compliance will affect our production capacities or have a material adverse effect upon our business, financial condition or results of operations.
On November 30, 2015, EPA finalized the renewable fuel volume obligations for 2014, 2015 and 2016 that represented year-over-year changes of -1.6%, +4.0% and +7.0%, respectively. On November 23, 2016, the EPA finalized the renewable fuel obligation for 2017 at 6.5% over the 2016 volume. The 2016 and 2017 ethanol volumes exceed the 10% ethanol “blendwall,” requiring increased usage of higher ethanol blends such as E15 and E85. The EPA has historically used its waiver authority to establish volumes lower than the statutory volumes required by the Energy Independence and Security Act, with the exception of the volumes for biomass-based diesel and for ethanol in 2017, but the EPA's interpretation of its waiver authority has been challenged in federal court.
Although our refineries have met and retired their 2014 and 2015 obligations, we were unable to blend sufficient quantities of ethanol and biodiesel to meet our 2016 obligation, and had to purchase RINs. On a consolidated basis, we purchased approximately 43 million RINs to meet our 2016 obligation. For our refineries' 2017 obligation, we estimate we will have to purchase approximately 40 million to 50 million RINs. It is not possible at this time to predict with certainty what those volumes or costs may be, but given the increase in required volumes and the volatile price of RINs, the increase in renewable volume requirements for 2017 could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products.
The EPA finalized Tier 3 gasoline rules in March 2014. The final Tier 3 rule requires a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm and retains the current maximum per-gallon sulfur content of 80 ppm. Larger refineries must comply with the 10 ppm sulfur standard by January 1, 2017, but the final rule provides a three-year waiver period, to January 1, 2020, for small volume refineries that processed less than 75,000 bpd in 2012. Both of our refineries meet this waiver provision. We anticipate that the Tyler refinery will meet these new limits when they become effective, with only minor operational changes, and that a capital project will be required for additional sulfur removal capacity at the El Dorado refinery.  Some loss of octane may occur as a result of changes in operation of the gasoline desulfurization units but we anticipate this loss will be mitigated through operational adjustments and modifications to other gasoline processes in the refineries.   Compliance is not expected to have a material adverse effect on our business, financial condition or results of operations. In April 2016, the EPA issued a final rule requiring small volume refineries that increase their annual average crude processing rate above 75,000 bpd to meet the Tier 3 sulfur limits 30 months from that “disqualifying” date. We do not anticipate that this rule will affect our refineries.

Our operations are also subject to the Federal Clean Water Act (“CWA”), the Oil Pollution Act of 1990 (“OPA-90”) and comparable state and local requirements. The CWA, and similar laws, prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works, except as allowed by pre-treatment permits and National Pollutant Discharge Elimination System (“NPDES”) permits issued by federal, state and local governmental agencies. The OPA-90 prohibits the discharge of oil into "Waters of the U.S." and requires that affected facilities have plans in place to respond to spills and other discharges. The CWA also regulates filling or discharges to wetlands and other "Waters of the U.S." In 2015, the EPA, in conjunction with the Army Corps of Engineers, issued a final rule regarding the definition of “Waters of the U.S.,” which expanded the regulatory reach of the existing clean water regulations. Although the final rule is currently stayed pending litigation, if the rule becomes enforceable, it could increase costs for expanding our facilities or constructing new facilities, including pipelines.
We have experienced several crude oil releases from pipelines owned by our logistics segment, including, but not limited to, a release at Magnolia Station in March 2013, a release near Fouke, Arkansas in April 2015 and a release near Woodville, Texas in January 2016. In June 2015, the United States Department of Justice notified Delek Logistics that they were evaluating an enforcement action on behalf of the EPA with regard to potential CWA violations arising from the March 2013 Magnolia Station release. We are currently attempting to negotiate a resolution to this matter with the EPA and the ADEQ, which may include monetary penalties and/or other relief. Based on current information available to us, we do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties, will have a material adverse effect upon our business, financial condition or results of operations.

Employees

As of December 31, 2016, we had 1,326 employees, of whom 650 were employed in our refining segment, 475 were employed by Delek for the benefit of our logistics segment and 201 were employed at our corporate office. As of December 31, 2016, 177 operations and maintenance hourly employees and 39 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2019. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2018. As of December 31, 2016, 192 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2017. None of our employees in our logistics segment or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

Available Information

Our Internet website address is www.DelekUS.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission ("SEC") are available on our Internet website in the "Investor Relations" section, free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our Corporate Governance Guidelines, Code of Business Conduct & Ethics and the charters of our Board of Directors' committees in the "Corporate Governance" section of our website, accessible by navigating to the "About Us" section on our Internet website. Our governance documents are available in print to any stockholder that makes a written request to the Secretary, Delek US Holdings, Inc., 7102 Commerce Way, Brentwood, Tennessee 37027.

Glossary of Terms
The following are definitions of certain industry terms used in this Annual Report on Form 10-K:
Alkylation Unit - A refinery unit utilizing an acid catalyst to combine smaller hydrocarbon molecules to form larger molecules in the gasoline boiling range to produce a high octane gasoline blendstock, which is referred to as alkylate.
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
EISA - Energy Independence and Security Act of 2007.
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
LSR - Light straight run naphtha.
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
PPB - parts per billion.
PPM - parts per million.
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
Straight run - product produced off of the crude or vacuum unit and not further processed.
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
U.S. Gulf Coast Pipeline CBOB - A grade of gasoline blendstock that must be blended with 10% biofuels in order to be marketed as Regular Unleaded at retail locations.
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

ITEM 1A.    RISK FACTORS

We are subject to numerous known and unknown risks, many of which are presented below and elsewhere in this Annual Report on Form 10-K. You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K in evaluating us and our common stock. Any of the risk factors described below, or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations. The headings provided in this Item 1A are for convenience and reference purposes only and shall not limit or otherwise affect the extent or interpretation of the risk factors.

Risks Relating to Our Industries

Our refining margins have been volatile and are likely to remain volatile, which may have a material adverse effect on our earnings and cash flows.

Our earnings, cash flow and profitability from our refining operations are substantially determined by the difference between the market price of refined products and the market price of crude oil, which is referred to as the crack spread, refining margin or refined products margin. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of numerous factors beyond our control, including volatility in the prices of the various types of crude oil and other feedstocks purchased by our refineries, volatility in the costs of natural gas and electricity used by our refineries, and volatility in the prices of gasoline and other refined petroleum products sold by our refineries. Although we monitor our refinery operating margins and seek to optimize results by adjusting throughput volumes, throughput types and product slates, there are inherent limitations on our ability to offset the effects of adverse market conditions.

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

	Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Low	High	Low	High	Low	High

NYMEX crude oil (per barrel)	$26.21	$54.06	$34.73	$61.43	$53.27	$107.26
WTI — Midland crude oil (per barrel)	$27.07	$54.81	$34.78	$61.42	$49.15	$100.66
U.S. Gulf Coast CBOB (per gallon)	$0.78	$1.65	$1.05	$2.12	$1.08	$2.99
U.S. Gulf Coast High Sulfur Diesel (per gallon)	$0.74	$1.52	$0.84	$1.84	$1.22	$2.98
U.S. Gulf Coast crack spread (per barrel)	$4.52	$13.60	$3.93	$24.91	$(3.91)	$21.36
WTI — Cushing/Brent crude oil differential (per barrel)	$(0.87)	$3.95	$(0.21)	$12.82	$1.77	$14.95

Such volatility is affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign supply and demand for crude oil and refined products;

•	the level of foreign and domestic production of crude oil and refined petroleum products;

•	increased regulation of feedstock production activities such as hydraulic fracturing;

•	infrastructure limitations that restrict, or events that disrupt, the distribution of crude oil, other feedstocks and refined petroleum products;

•	an increase or decrease of infrastructure limitations (or the perception that such an increase or decrease could occur) on the distribution of crude oil, other feedstocks or refined products;

•	investor speculation in commodities;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, Africa, the former Soviet Union, and South America;

•	the ability of the members of the Organization of Petroleum Exporting Countries to maintain oil price and production controls;

•	pricing and other actions taken by competitors that impact the market;

•	the level of crude oil, other feedstocks and refined petroleum products imported into and exported out of the United States;

•	excess capacity and utilization rates of refineries worldwide;

•	development and marketing of alternative and competing fuels, such as ethanol and biodiesel;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

•	local factors, including market conditions, adverse weather conditions and the level of operations of other refineries and pipelines in our markets;

•
accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our refineries or the supply and delivery of crude oil from third parties; and

•	United States government regulations.

The crude oil we purchase, and the refined products we sell, are commodities whose prices are mainly determined by market forces beyond our control. While an increase or decrease in the price of crude oil will often result in a corresponding increase or decrease in the wholesale price of refined products, a change in the price of one commodity does not always result in a corresponding change in the other. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, could also have a significant negative effect on our results of operations and cash flows. This is especially true for non-transportation refined products, such as asphalt, butane, coke, sulfur, propane and slurry, whose prices are less likely to correlate to fluctuations in the price of crude oil, all of which we produce at our refineries.

Also, the price for a significant portion of the crude oil processed at our refineries is based upon the WTI benchmark for such oil rather than the Brent benchmark. While the prices for WTI and Brent historically corresponded to one another, elevated supply of WTI-priced crude oil in the Mid-Continent region has caused WTI prices to fall significantly below Brent prices at different points in time in recent years. During the years ended December 31, 2015 and December 31, 2016, this daily differential ranged from highs of $12.82 and $3.95, respectively, to lows of $(0.21) and $(0.87), respectively. Our ability to purchase and process favorably priced crude oils has allowed us to achieve higher net income and cash flow in recent years; however, we cannot assure you that these favorable conditions will continue. A substantial or prolonged narrowing in (or inversion to) the price differential between the WTI and Brent benchmarks for any reason, including, without limitation, increased crude oil distribution capacity from the Permian Basin, crude oil exports from the United States or actual or perceived reductions in Mid-Continent crude oil inventories, could negatively impact our earnings and cash flows. In addition, because the premium or discount we pay for a portion of the crude oil processed at our refineries is established based upon this differential during the month prior to the month in which the crude oil is processed, rapid decreases in the differential may negatively affect our results of operations and cash flows.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.

Our industry is subject to extensive laws, regulations, permits and other requirements including, but not limited to, those relating to the environment, fuel composition, safety, transportation, pipeline tariffs, employment, labor, immigration, minimum wages, overtime pay, health care benefits, working conditions, public accessibility, and other requirements. These permits, laws and regulations are enforced by federal agencies including the EPA, United States Department of Transportation, Pipeline and Hazardous Materials Safety Administration, Federal Motor Carrier Safety Administration, Federal Railroad Administration, OSHA, National Labor Relations Board, Equal Employment Opportunity Commission, Federal Trade Commission and FERC, and state agencies such as the Texas Commission on Environmental Quality, Arkansas Department of Environmental Quality, Railroad Commission of Texas and Tennessee Department of Environment and Conservation, as well as numerous other state and federal agencies. We anticipate that compliance with environmental, health and safety regulations will require us to spend approximately $17.6 million in capital costs in 2017 and approximately $57.7 million during the next five years. These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.

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

Ongoing compliance with, or violation of, laws, regulations and other requirements could also have a material adverse effect on our business, financial condition and results of operations. We face potential exposure to future claims and lawsuits involving environmental matters, including, but not limited to, soil, groundwater and waterway contamination, air pollution, personal injury and property damage allegedly caused by substances we manufactured, handled, used, released or disposed. We are, and have been, the subject of various state, federal and private proceedings relating to environmental regulations, conditions and inquiries.

In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. Companies in the petroleum industry, such as us, are often the target of activist and regulatory activity regarding pricing, safety, environmental compliance, derivatives trading and other business practices, which could result in price controls, fines, increased taxes or other actions affecting the conduct of our business. For example, consumer activists are lobbying various authorities to enact laws and regulations mandating the removal of tetra-ethyl lead from aviation gasoline and efforts are underway by the Federal Aviation Administration to find a suitable replacement fuel, which could affect production of aviation gasoline at our Tyler refinery. Other activists seek to require reductions in GHG emissions from our refineries and fuel products and are increasingly protesting new energy infrastructure projects such as pipelines and crude by rail facilities. The specific impact of laws and regulations or other actions may vary depending on a number of factors, including the age and location of operating facilities, marketing areas, crude oil and feedstock sources and production processes.

We generate wastes that may be subject to the RCRA and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of managing, transporting, recycling and disposal of hazardous and certain non-hazardous wastes. Our refineries are large quantity generators of hazardous waste and require hazardous waste permits issued by the EPA or state agencies. Additionally, certain of our other facilities, such as terminals and biodiesel plants, generate lesser quantities of hazardous wastes.

Ongoing compliance with laws, regulations and other requirements could also have a material adverse effect on our business, financial condition and results of operations. Under RCRA and the CERCLA and other federal, state and local environmental requirements, as the owner or operator of refineries, biodiesel plants, bulk terminals, pipelines, tank farms, rail cars and trucks, we may be liable for the costs of removal or remediation of contamination at our existing or former locations, whether we knew of, or were responsible for, the presence of such contamination. We have incurred such liability in the past and several of our current and former locations are the subject of ongoing remediation projects. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of these substances at sites where they are located, regardless of whether the site is owned or operated by that person. We typically arrange for the treatment or disposal of hazardous substances in our refining and other operations. Therefore, we may be liable for removal or remediation costs, as well as other related costs, including fines, penalties and damages resulting from injuries to persons, property and natural resources. Our El Dorado refinery is a minor potentially responsible party at a Superfund site, for which we expect our costs to be immaterial. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire.

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

In 2015, EPA finalized reductions in the National Ambient Air Quality Standard (NAAQS) for ozone, from 75 ppb to 70 ppb. Our Tyler refinery is located in an area reclassified as non-attainment with the new standard. While we do not yet know what specific actions we will be required to take or when, it is possible we will have to install additional air pollution control equipment for ozone forming emissions or change the formulation of gasoline we make for use in some areas. We do not believe such capital expenditures or the changes in our operation will result in a material adverse effect on our business.

In late 2015, the EPA finalized additional rules regulating refinery air emissions from a variety of sources (such as cokers, flares, tanks and other process units) through additional NSPS and National Emission Standards for Hazardous Air Pollutants and changing the way emissions from startup, shutdown and malfunction operations are regulated (the "Refinery Risk and Technology Review Rules" or “RTR”). The RTR rule also requires that, starting in January 2018, we monitor property line benzene concentrations at our refineries and, starting in 2019, report those concentrations quarterly to EPA, which will make the results available to the public. Even though the concentrations are not expected to exceed regulatory or health based standards, the availability of such data may increase the likelihood of lawsuits against our refineries by the local public or organized public interest groups. Compliance with the rules will require additional capital projects and changes in the way we operate some equipment over the next three years, but is not expected to have a material adverse effect on our business, financial condition or results of operations.

In addition to our operations, many of the fuel products we manufacture are subject to requirements of the CAA, as well as related state and local laws and regulations. The EPA has the authority under the CAA to modify the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. In 2007, the EPA issued final Mobile Source Air Toxic II rules for gasoline formulation that required the reduction of average benzene content beginning January 1, 2011 and the reduction of maximum annual average benzene content by July 1, 2012. We currently purchase credits to comply with these content requirements for one of our refineries. Although credits have been readily available, there can be no assurance that such credits will continue to be available for purchase at reasonable prices ,or at all, and we could have to implement capital projects in the future to reduce benzene levels.

In March 2014, the EPA issued final Tier 3 gasoline rules that require a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm by January 1, 2017 for "large refineries" and retains the current maximum per-gallon sulfur content limit of 80 ppm. Under the final rules, both our refineries are considered “small refineries” and are exempt from complying with the rules' requirements until January 1, 2020. We anticipate that the Tyler refinery will meet these new limits when they become effective, with only minor operational changes, and that a capital project will be required for additional sulfur removal capacity at the El Dorado refinery.  Some loss of octane may occur as a result of changes in operation of the gasoline desulfurization units but we anticipate this loss will be mitigated through operational adjustments and modifications to other gasoline processes in the refineries.   Compliance is not expected to have a material adverse effect on our business, financial condition or results of operations. In April 2016, the EPA finalized a change to the Tier 3 standard requiring small volume refineries that increase their annual average crude processing rate above 75,000 bpd to meet the Tier 3 sulfur limits 30 months from that “disqualifying” date. We do not anticipate that this rule change will affect our refineries.

Our operations are also subject to the Federal Clean Water Act (“CWA”), the Oil Pollution Act of 1990 (“OPA-90”) and comparable state and local requirements. The CWA and similar laws prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works except as allowed by pre-treatment permits and National Pollutant Discharge Elimination System (“NPDES”) permits, issued by federal, state and local governmental agencies. The OPA-90 prohibits the discharge of oil into "Waters of the U.S." and requires that affected facilities have plans in place to respond to spills and other discharges. The CWA also regulates filling or discharges to wetlands and other "Waters of the U.S." In 2015, the EPA, in conjunction with the Army Corps of Engineers, issued a final rule regarding the definition of “Waters of the U.S.,” which expanded the regulatory reach of the existing clean water regulations. Although the final rule is currently stayed pending litigation, if the rule becomes enforceable, it could increase costs for expanding our facilities or constructing new facilities, including pipelines.

We are subject to regulation by the United States Department of Transportation and various state agencies in connection with our pipeline, trucking and rail transportation operations. These regulatory authorities exercise broad powers, governing activities, such as the authorization to operate hazardous materials pipelines and engage in motor carrier operations. There are additional regulations specifically relating to the transportation industry, including integrity management of pipelines, testing and specification of equipment, product handling and labeling requirements and personnel qualifications. The transportation industry is subject to possible regulatory and legislative changes that may affect the economics of our business by requiring changes in operating practices or pipeline construction or by changing the demand for common or contract carrier services or the cost of providing trucking services. Possible changes include, among other things, increasingly stringent environmental regulations, increased frequency and stringency for testing and repairing pipelines, replacement of older pipelines, changes in the hours of service regulations that govern the amount of time a driver may drive in any specific period, on-board black box recorder devices or limits on vehicle weight and size and properties of the materials that can be shipped. Required changes to the specifications governing rail cars carrying crude oil will eliminate the most commonly used tank car or require that such cars be upgraded. In January 2017, PHMSA announced they were considering limits on the volatility of crude oil that could be shipped by rail and other modes of transportation. These rules could limit the availability of tank cars to transport crude to our refineries and increase the cost of crude oil transported by rail or truck. In addition to the substantial remediation costs that could be caused by leaks or spills from our pipelines, regulators could prohibit our use of affected portions of the pipeline for extended periods, thereby interrupting the delivery of crude oil to, or the distribution of refined products from, our refineries.

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

Health and safety legislation and regulations change frequently. We cannot predict what additional health and safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Compliance with applicable health and safety laws and regulations has required, and continues to require, substantial expenditures. Future process safety rules could also mandate changes to the way we operate, the processes and chemicals we use and the materials from which our process units are constructed. Such regulations could have a significant negative effect on our operations and profitability. For example, in response to Executive Order 13650, Improving Chemical Facility Safety and Security, OSHA announced it intends to propose comprehensive changes to the process safety requirements. In January 2017, the EPA finalized changes to process safety requirements in its Risk Management Program rules that require evaluation of safer alternatives and technologies, expanded routine audits, independent third-party audits following certain process safety events and increased sharing of information with the public and emergency response organizations.

Environmental regulations are becoming more stringent, and new environmental and safety laws and regulations are continuously being enacted or proposed. Compliance with any future legislation or regulation of our produced fuels, including renewable fuel or carbon content; GHG emissions; sulfur, benzene or other toxic content; vapor pressure; octane; or other fuel characteristics, may result in increased capital and operating costs and may have a material adverse effect on our results of operations and financial condition. While it is impractical to predict the impact that potential regulatory and activist activity may have, such future activity may result in increased costs to operate and maintain our facilities, as well as increased capital outlays to improve our facilities. Such future activity could also adversely affect our ability to expand production, result in damaging publicity about us, or reduce demand for our products. Our need to incur costs associated with complying with any resulting new legal or regulatory requirements, that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations.

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

Finally, the Patient Protection and Affordable Care Act (the “ACA”) as well as other health care reform legislation being considered by Congress and state legislatures may have an impact on our business. As of December 31, 2016, we had 1,326 employees, of whom 650 were employed in our refining segment, 475 were employed by Delek for the benefit of our logistics segment and 201 were employed by Holdings. Although many of the rules, reforms and regulations required to implement the ACA have not yet been adopted, and consequently the precise costs of complying with the ACA remain unknown, an increase in our employee health care related costs appears likely and that increase could be extensive and changes to our health care cost structure could have a significant, negative impact on our business.

Increased supply of and demand for alternative transportation fuels, increased fuel economy standards and increased use of alternative means of transportation could lead to a decrease in transportation fuel prices and/or a reduction in demand for petroleum-based transportation fuels. A shortage of RINs could require that our refineries operate at reduced production rates or require us to incur a high cost to meet our RINs obligations that might not be recoverable in the price of our products.

Pursuant to the EISA, the EPA promulgated RFS-2 requiring refiners to blend "renewable fuels", such as ethanol, biodiesel and other advanced biofuels, with their petroleum fuels or purchase RINs in lieu of blending. The volume of renewable fuels required by the EISA increased from 9 billion gallons in 2008 to 22 billion gallons in 2016 and will increase to 36 billion gallons in 2022. The EPA has set annual volumes beneath the statutory levels each year because of the unavailability of certain advanced biofuels and to avoid exceeding 10% ethanol in the gasoline supply (the "blendwall"), but this decision has been challenged in federal court. Annually, the EPA establishes the volume of renewable fuels that refineries must blend into their finished petroleum fuels as a percentage of their domestic gasoline and diesel sales based on estimated demand for gasoline and diesel and the final biofuel volumes established by the EPA each year. Meeting RFS-2 requires displacing increasing amounts of petroleum-based transportation fuels with biofuels, beginning with approximately 7.8% in 2011, 10.1% in 2016 and 10.7% in 2017.

While we are able to obtain many of the RINs required for compliance by blending renewable fuels manufactured by third parties or by our own biodiesel plants, we must also purchase RINs on the open market. If we are unable to pass the costs of compliance with RFS-2 on to our customers, our profits will be adversely impacted. Moreover, the market prices for RINs have been volatile. If we have to pay a significantly higher price for RINs, if sufficient RINs are unavailable for purchase or if we are otherwise unable to meet the RFS-2 mandates, our business, financial condition and results of operations could be materially adversely affected.

Meeting the RFS-2 volume requirements will require more ethanol to be blended than can be achieved with 10% ethanol gasoline blends (E-10). The volumes of ethanol required to meet the 2016 and 2017 requirements exceed 10% ethanol in the nationwide gasoline pool. In 2011, the EPA approved E-15 for use in model year 2001 and later vehicles. However, studies show that E-15 may cause engine and fuel system damage, and most vehicle manufacturers do not recommend using E-15 in vehicles manufactured prior to 2013 or 2014 other than "Flex Fuel" vehicles. In addition, most existing underground storage tanks ("UST") and retail dispenser systems are not certified by Underwriters Laboratory, local fire codes or the EPA for use with gasoline blends containing more than 10% ethanol. Flex Fuel vehicles can utilize higher ethanol blends up to E-85, but there are relatively few such vehicles on the road, there are few E-85 retail locations and the use of E-85 results in significant reductions in fuel economy. These and other impediments may present challenges to blending the required volumes of ethanol. If adequate supplies of the required types of biofuels are unavailable in volumes sufficient to meet our requirement, if we are unable to physically blend the required biofuel volumes without exceeding 10% ethanol or if RINs are not available in sufficient volumes or at economical prices, refinery production or profitability could be negatively affected.

In addition, as regulatory initiatives have required an increase in the consumption of renewable transportation fuels, such as ethanol and biodiesel, consumer acceptance of electric, hybrid and other alternative vehicles is increasing. Increased use of renewable fuels and alternative vehicles may result in a decrease in demand for petroleum-based transportation fuels. Increased use of renewable fuels may also result in an increase in transportation fuel supply relative to decreased demand and a corresponding decrease in margins. A significant decrease in transportation fuel margins or demand for petroleum-based transportation fuels could have an adverse impact on our financial results. As described above, RFS-2 requires replacement of increasing amounts of petroleum-based transportation fuels with biofuels through 2022. RFS-2 and widespread use of E-15 or E-85 could cause decreased crude runs and materially affect our profitability, unless fuel demand rises at a comparable rate or other outlets are found for the displaced petroleum products.

Finally, the EPA and the National Highway Traffic Safety Administration ("NHTSA") finalized new standards that raised the required Corporate Average Fuel Economy ("CAFE") of the nation's passenger fleet to approximately 35 mpg by 2016 and imposed the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the Department of Transportation finalized first-time standards for fuel economy of medium and heavy duty trucks. In September 2012, the EPA and NHTSA finalized rules raising the CAFE and GHG standards for passenger vehicles beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 mpg by 2025. These standards were reaffirmed by the EPA in January 2017. Additional increases in fuel efficiency standards for medium and heavy duty vehicles were finalized in August 2016. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels, which, in turn, could materially affect profitability at our refineries.

To meet higher fuel efficiency and GHG emission standards for passenger vehicles, automobile manufacturers are increasingly using technologies, such as turbocharging, direct injection and higher compression ratios, that require high octane gasoline. Many auto manufactures have expressed a desire that only a high-octane grade of gasoline be allowed in order to maximize fuel efficiency, rather than the three octane grades common now. Regulatory changes allowing only one high-octane grade, or significant increases in market demand for high-octane fuel, could result in a shift to high-octane ethanol blends containing 25% - 30% ethanol, the need for capital expenditures at our refineries to increase octane or reduced demand for petroleum fuels, which could materially affect profitability of our refineries.

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

We do not engage in petroleum exploration or production, and therefore do not produce any of our crude oil feedstocks. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production activities. Competitors that have their own crude oil production are at times able to offset losses from refining operations with profits from producing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. If we are unable to compete effectively with these competitors, there could be a material adverse effect on our business, financial condition and results of operations.

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

Terrorist attacks (including cyber-attacks) in the United States, as well as events occurring in response to or in connection with them, including political instability in various Middle Eastern countries, may harm our business. Energy-related assets (which could include refineries, pipelines and terminals such as ours) may be at greater risk of future terrorist attacks than other possible targets in the United States.

A direct attack on our assets, or the assets of others used by us, could have a material adverse effect on our business, financial condition and results of operations. In addition, any terrorist attack or continued political instability in the Middle East could have an adverse impact on energy prices, including prices for crude oil, other feedstocks and refined petroleum products, and an adverse impact on the margins from our refining and petroleum product marketing operations. Disruption or significant increases in energy prices could also result in government-imposed price controls.

Legislative and regulatory measures to address climate change and GHG emissions could increase our operating costs or decrease demand for our refined products.

Various legislative and regulatory measures to address climate change and GHG emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation and could affect our operations. They include proposed and recently enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, coal-fired power plants and oil and gas production operations, as well as mobile transportation sources and fuels. Many states and regions have implemented, or are in the process of implementing, measures to reduce emissions of GHGs, primarily through cap and trade programs or low carbon fuel standards, but we do not currently operate in states that have their own GHG reduction programs.

On an international level, in April 2016, the United States became a signatory to the 2015 Paris UN Climate Change Conference Agreement (the "Paris Climate Agreement"), which aims to hold the increase in the global average temperature to well below two degrees Celsius above pre-industrial levels. The Paris Climate Agreement requires participating countries to review and "represent a progression" in their intended nationally determined contributions to GHG emission reduction goals every five years beginning in 2020. The Paris Climate Agreement does not legally require parties to the agreement to reduce greenhouse gas emissions, but the U.S.'s future activities in response to the Paris Climate Agreement may result in regulations to further reduce greenhouse gas emissions.

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

Because all of our refining operations are concentrated in the Tyler and El Dorado refineries, significant disruptions at either facility could have a material adverse effect on our business, financial condition or results of operations. Refining segment contribution margin comprised approximately 53.0%, 70.1% and 84.9% of our consolidated contribution margin for the 2016, 2015 and 2014 fiscal years, respectively.

Our refineries consist of many processing units, a number of which have been in operation for many years. These processing units undergo periodic shutdowns, known as turnarounds, during which routine maintenance is performed to restore the operation of the equipment to its former level of performance. Depending on which units are affected, all or a portion of a refinery's production may be halted or disrupted during a maintenance turnaround. We completed maintenance turnarounds at our El Dorado refinery in 2014 and our Tyler refinery in 2015. In addition, even if properly maintained, equipment may require significant capital expenditures to maintain desired efficiencies. One or more of the units may require additional unscheduled down time for unanticipated maintenance or repairs that are more frequent than our scheduled turnarounds.

Refinery operations may also be disrupted by external factors, such as a suspension of feedstock deliveries or an interruption of electricity, natural gas, water treatment or other utilities. Other potentially disruptive factors discussed elsewhere in these risk factors include natural disasters, severe weather conditions, workplace or environmental accidents, interruptions of supply, work stoppages, losses of permits or authorizations or acts of terrorism. Disruptions to our refining operations could reduce our revenues during the period of time that our processing units are not operating.

The dangers inherent in transporting, storing and processing crude oil and intermediate and finished petroleum products could cause disruptions and expose us to potentially significant costs and liabilities.

Our refining and logistics operations are subject to significant hazards and risks inherent in transporting, storing and processing crude oil and intermediate and finished petroleum products. These hazards and risks include, but are not limited to, natural or weather-related disasters, fires, explosions, pipeline ruptures and spills, trucking accidents, train derailments, third-party interference, mechanical failure of equipment and other events beyond our control. The occurrence of any of these events could result in production and distribution difficulties and disruptions, personal injury or death, environmental pollution and other damage to our properties and the properties of others. For example, we have experienced several crude oil releases from pipelines owned by our logistics segment. Each of these releases resulted in the need for clean-up and remediation efforts.

Because of these inherent dangers, our refining and logistics operations are subject to various laws and regulations relating to occupational health and safety, process and operating safety, environmental protection and transportation safety. Continued efforts to comply with applicable laws and regulations related to health, safety and the environment, or a finding of non-compliance with current regulations, could result in additional capital expenditures or operating expenses, as well as fines and penalties.

In addition, our refineries, pipelines and terminals are located in populated areas and any release of hazardous material, or catastrophic event, could affect our employees and contractors as well as persons outside our property. Our pipelines, trucks and rail cars carry flammable and toxic materials on public railways and roads and across populated and/or environmentally sensitive areas, and waterways that could be severely impacted in the event of a release. An accident could result in significant personal injuries and/or cause a release that results in damage to occupied areas, as well as damage to natural resources. It could also affect deliveries of crude oil to our refineries, resulting in a curtailment of operations. The costs to remediate such an accidental release and address other potential liabilities, as well as the costs associated with any interruption of operations, could be substantial. Although we maintain significant insurance coverage for such events, it may not cover all potential losses or liabilities.

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

In addition, the benefits we realize from completed projects may take longer to achieve and/or be less than we anticipated. Large-scale capital projects are typically undertaken in anticipation of achieving an acceptable level of return on the capital to be employed in the project. We base these forecasted project economics on our best estimate of future market conditions that are not within our control. Most large-scale projects take many years to complete, and during this multi-year period, market and other business conditions can change from those we forecast. Our inability to complete, and/or realize the benefits of refinery projects in a cost-efficient and timely manner, could have a material adverse effect on our business, financial condition and results of operations.

We depend upon our logistics segment for a substantial portion of the crude oil supply and refined product distribution networks that serve our refineries.

Our logistics segment consists of Delek Logistics, a publicly traded master limited partnership, and our consolidated financial statements include its consolidated financial results. As of December 31, 2016, we owned a 60.7% limited partner interest in Delek Logistics, and a 94.9% interest in Logistics GP, which owns the entire 2.0% general partner interest in Delek Logistics. Delek Logistics operates a system of crude oil and refined product pipelines, distribution terminals and tankage in Arkansas, Louisiana, Tennessee and Texas. Delek Logistics generates revenues by charging tariffs for transporting crude oil and refined products through its pipelines, by leasing pipeline capacity to third parties, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals.

Our refineries are substantially dependent upon Delek Logistics' assets and services under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2017 through 2030. Delek Logistics is subject to its own operating and regulatory risks, including, but not limited to:

•	its reliance on significant customers, including us;

•	macroeconomic factors, such as commodity price volatility that could affect its customers' utilization of its assets;

•	its reliance on us for near-term growth;

•	sufficiency of cash flow for required distributions;

•	counterparty risks, such as creditworthiness and force majeure;

•	competition from third-party pipelines and terminals and other competitors in the transportation and marketing industries;

•	environmental regulations;

•	operational hazards and risks;

•	pipeline tariff regulations;

•	limitations on additional borrowings and other restrictions in its debt agreements; and

•	other financial, operational and legal risks.

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

For additional information about Delek Logistics, see "Logistics Segment" under Item 1 & 2, Business and Properties, of this Annual Report on Form 10-K.

Interruptions or limitations in the supply and delivery of crude oil, or the supply and distribution of refined products, may negatively affect our refining operations and inhibit the growth of our refining operations.

We rely on Delek Logistics and third-party transportation systems for the delivery of crude oil to our refineries. For example, during the year ended December 31, 2016, we relied upon the West Texas Gulf pipeline for the delivery of approximately 77.0% of the crude oil processed by our refineries. We could experience an interruption or reduction of supply and delivery, or an increased cost of receiving crude oil, if the ability of these systems to transport crude oil is disrupted because of accidents, adverse weather conditions, governmental regulation, terrorism, maintenance or failure of pipelines or other delivery systems, other third-party action or other events beyond our control. The unavailability for our use, for a prolonged period of time, of any system of delivery of crude oil could have a material adverse effect on our business, financial condition or results of operations. For example, on two separate occasions since we assumed control of the El Dorado refinery in April 2011, a third-party pipeline operator has temporarily suspended crude oil shipments on a pipeline system that has historically supplied significant amounts of crude oil to the refinery. In May 2011, the suspension resulted from flooding along the Mississippi River and lasted approximately five weeks. In April 2012, the suspension resulted from a pipeline rupture and lasted approximately ten months. Pipeline suspensions like these could require us to operate at reduced throughput rates.

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

In addition, the El Dorado refinery distributes most of its light product production through a third-party pipeline system. An interruption to, or change in, the operation of the third-party pipeline system may result in a material restriction to our distribution channels. Because demand in the El Dorado market is limited, a material restriction to the El Dorado refinery's distribution channels may cause us to reduce production and may have a material adverse effect on our business, financial condition and results of operations.

Finally, our West Texas terminals sell refined products produced by refineries owned mostly by third parties. In 2016, these terminals received a majority of their supply of refined products from a single supplier. We could experience an interruption or reduction of supply or delivery of refined products if our suppliers partially or completely ceased operations, temporarily or permanently. The ability of these refineries and our suppliers to supply refined products to us could be temporarily disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. In addition, any reduction in capacity of other pipelines that connect with our suppliers' pipelines or our pipelines due to testing, line repair, reduced operating pressures, or other causes could result in reduced volumes of refined product supplied to our West Texas terminals. A reduction in the volume of refined products supplied to our West Texas terminals could adversely affect our sales and earnings.

General economic conditions may adversely affect our business, operating results and financial condition.

Economic slowdowns may have serious negative consequences for our business and operating results, because our performance is subject to domestic economic conditions and their impact on levels of consumer spending. Some of the factors affecting consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth based on declines in equity markets and residential real estate values, adverse developments in mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. During a period of economic weakness or uncertainty, current or potential customers may travel less, reduce or defer purchases, go out of business or have insufficient funds to buy or pay for our products and services. Moreover, a financial market crisis may have a material adverse impact on financial institutions and limit access to capital and credit. This could, among other things, make it more difficult for us to obtain (or increase our cost of obtaining) capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

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

We have significant short-term cash needs to satisfy working capital requirements, such as crude oil purchases which fluctuate with the pricing and sourcing of crude oil. We rely in part on our access to credit to purchase crude oil for our refineries. If the price of crude oil increases significantly, we may not have sufficient available credit, and may not be able to sufficiently increase such availability, under our existing credit facilities or other arrangements to purchase enough crude oil to operate our refineries at desired capacities. Our failure to operate our refineries at desired capacities could have a material adverse effect on our business, financial condition and results of operations. We also have significant long-term needs for cash, including any capital expenditures for refinery expansion and upgrade projects, as well as projects necessary for regulatory compliance.

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

As of December 31, 2016, we had total debt of $832.9 million, including current maturities of $84.4 million. In addition to our outstanding debt, as of December 31, 2016, our letters of credit issued under our various credit facilities were $102.3 million. Our borrowing availability under our various credit facilities as of December 31, 2016 was $503.4 million.

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

•
place us at a disadvantage relative to our competitors that have less indebtedness or better access to capital by, for example, limiting our ability to enter into new markets, upgrade our refining assets or pursue acquisitions or other business opportunities;

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

Our S&O Agreement with J. Aron expires on April 30, 2017. Pursuant to the agreement, J. Aron purchases a substantial portion of the crude oil and refined products in Lion Oil’s inventory at market prices. Upon any termination of the agreement, including at expiration or in connection with a force majeure or default, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product and pipeline, terminalling, storage and shipping arrangements. Additionally, upon any termination, we will be required to repurchase or refinance the consigned crude oil and refined products from J. Aron at then market prices, which may have a material impact on our working capital needs. At December 31, 2016, we had approximately 2.6 million barrels of inventory consigned to J. Aron, and we had recorded a liability associated with this consigned inventory of $124.6 million.

Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.

We carry property, business interruption, pollution and casualty insurance, but we do not maintain insurance coverage against all potential losses, costs or liabilities. We could suffer losses for uninsurable, or uninsured, risks or in amounts in excess of existing insurance coverage. In addition, we purchase insurance programs with large self-insured retentions and large deductibles. For example, we retain a short period of our business interruption losses. Therefore, a significant part or all of a business interruption loss or other types of loss could be retained by us. The occurrence of a loss that is retained by us, or not fully covered by insurance, could have a material adverse effect on our business, financial condition and results of operations.

The energy industry is highly capital intensive, and the entire or partial loss of individual facilities or multiple facilities can result in significant costs to both industry companies, such as us, and their insurance carriers. Historically, large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. For example, hurricanes have caused significant damage to energy companies operating along the Gulf Coast, in addition to numerous oil and gas production facilities and pipelines in that region. Insurance companies that have historically participated in underwriting energy-related risks may discontinue that practice, may reduce the insurance capacity they are willing to offer or demand significantly higher premiums or deductible periods to cover these risks. If significant changes in the number, or financial solvency, of insurance underwriters for the energy industry occur, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at reasonable cost.

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

A significant part of our growth strategy is to acquire assets such as refineries, pipelines and terminals that complement our existing assets and/or broaden our geographic presence. If attractive opportunities arise, we may also acquire assets in new lines of business that are complementary to our existing businesses. From our inception in 2001 through December 2016, we acquired the Tyler and El Dorado refineries, developed our logistics segment through the acquisition of transportation and marketing assets and purchased approximately 48% of the issued and outstanding common stock of Alon USA. We expect to continue to acquire assets that complement our existing assets and/or broaden our geographic presence as a major element of our growth strategy. However, the occurrence of any of the following factors could adversely affect our growth strategy:

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

Due to our emphasis on growth through acquisitions, we are particularly susceptible to transactional risks that could cause our actual growth or operating results to differ adversely compared with our expectations. For example:

•	during the acquisition process, we may fail, or be unable, to discover some of the liabilities of companies or businesses that we acquire;

•
we may assume contracts or other obligations in connection with particular acquisitions on terms that are less favorable or desirable than the terms that we would expect to obtain if we negotiated the contracts or other obligations directly;

•	we may fail to successfully integrate or manage acquired assets;

•	acquired assets may not perform as we expect, or we may not be able to obtain the cost savings and financial improvements we anticipate;

•	acquisitions may require us to incur additional debt or issue additional equity;

•	acquired assets may suffer a diminishment in fair value as a result of which we may need to record a write-down or impairment;

•	we may fail to grow our existing systems, financial controls, information systems, management resources and human resources in a manner that effectively supports our growth;

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

The occurrence of any of these factors could adversely affect our business, financial condition or results of operations.

Failure to complete, or delays in completing, the Mergers may reduce or eliminate the expected benefits from the transactions and could negatively impact our stock price and future business and financial results.

The Mergers are subject to a number of conditions beyond Delek’s and Alon USA’s control that may prevent, delay or otherwise materially adversely affect their completion. We cannot predict whether and when these other conditions will be satisfied. There can be no assurance that either Delek or Alon USA or both parties will waive any condition to closing that is not satisfied. Furthermore, the requirements for obtaining the required clearances and approvals and the time required to satisfy any other conditions to the closing could delay the completion of the Mergers for a significant period of time or prevent the transaction from occurring. Any delay in completing the Mergers could cause us not to realize some or all of the benefits that we expect to achieve if the Mergers are successfully completed within the expected timeframe. In addition, if the Mergers are not completed by October 2, 2017, either Delek or Alon USA may choose not to proceed with the Mergers, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Mergers, before or after stockholder approval. In addition, Delek or Alon USA may elect to terminate the Merger Agreement in certain other circumstances.

If the Mergers are not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•	being required, under certain circumstances, to pay a termination fee of $20 million to Alon USA;

•	having to pay certain costs relating to the proposed Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	the focus of management on the Mergers instead of our ongoing business operations or pursuing other opportunities that may be beneficial to Delek.

If the Mergers do not occur, we may incur these costs without realizing any of the benefits of the Mergers being completed. In addition, if the Mergers are not completed, we may experience negative reactions from the financial markets and from its customers and employees. We could also be subject to litigation related to any failure to complete the Mergers or to potential enforcement proceedings seeking to compel the performance of our obligations under the Merger Agreement. There can be no assurance that the Mergers will be completed within the expected timeframe, or at all, and the occurrence of any of these factors could adversely affect our business, financial condition or results of operations.

Pending litigation against Delek or Alon USA could result in an injunction preventing the completion of the Mergers or a judgment requiring the payment of damages.

Our directors and officers may be subject to lawsuits challenging the proposed Mergers and other additional lawsuits that may be filed.  The outcome of any such litigation is uncertain.  If any litigation challenging the Mergers is not resolved, the lawsuits could prevent or delay completion of the Mergers and result in substantial costs to us, including any costs associated with the indemnification of our directors and officers. One condition to closing the Mergers is that no order, decree or injunction of any court or agency of competent jurisdiction be in effect that enjoins, prohibits or makes illegal consummation of any of the transactions, and no legal proceeding by any governmental authority with respect to the Mergers or other transactions be pending that seeks to restrain, enjoin, prohibit or delay consummation of the Mergers or imposes any material restrictions on the transactions contemplated by the Merger Agreement. Accordingly, any pending litigation with respect to the Mergers will threaten to delay or prevent the closing of the Mergers, particularly if any plaintiffs are successful in obtaining an injunction prohibiting the consummation of the Mergers. Additionally, if the Mergers are completed, HoldCo would assume the risks and liabilities associated with litigation that Alon USA and all members of the Alon USA board are party to, and we have agreed to indemnify the directors and officers of Alon USA following the completion of the Mergers for liability arising out of the fact that each such person was a director or officer of Alon USA prior to the date of the Merger Agreement.

The defense or settlement of these legal proceedings and any future additional litigation could be time-consuming and expensive, divert the attention of our management away from their regular business, and, if the resolution of any one of these legal proceedings or any future litigation is adverse to us or otherwise threatens the consummation of the Mergers, could have a material adverse effect on the financial condition, results of operations or liquidity of Delek or the combined company if resolved after the Mergers are completed.

The Merger Agreement contains provisions that could discourage a potential acquiror of Delek or could result in any potential acquisition proposal being offered at a lower price than might otherwise be offered.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to initiate, solicit, knowingly encourage or facilitate third-party proposals of offers to acquire all or a significant part of Delek. Further, even if our board withdraws or modifies its recommendation with respect to the issuance of Holdco common stock to the stockholders of Alon USA as consideration for the Alon Merger contemplated by the Merger Agreement, it will still be required to submit the matter to a vote of our stockholders at the special meeting unless the Merger Agreement is terminated in accordance with its terms. In addition, Alon USA generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any competing acquisition proposals (as defined in the Merger Agreement) that may be made before our board may withdraw or modify its recommendation. In some circumstances, upon termination of the Merger Agreement, either of the parties to the Merger Agreement may be required to pay a termination fee to the other party.

These provisions could discourage a potential acquiror from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Mergers, or might result in a potential acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If we complete the Mergers, we may face risks in connection with our planned integration of Alon USA.

Risks we face in connection with our planned integration of Alon USA include but are not limited to:

•
the risk that the proposed transaction and its announcement could have an adverse effect on the ability of Delek and Alon USA to retain customers and retain and hire key personnel and maintain relationships with their suppliers and customers and on their operating results and businesses generally;

•	the risk that problems may arise in successfully integrating the businesses of the companies, which may result in the combined company not operating as effectively and efficiently as expected;

•	the risk that the combined company may be unable to achieve cost-cutting synergies or it may take longer than expected to achieve those synergies;

•	uncertainty related to timing and amount of future share repurchases and dividend payments;

•	risks and uncertainties with respect to the quantities and costs of crude oil we are able to obtain and the price of the refined petroleum products we ultimately sell;

•	gains and losses from derivative instruments;

•	management's ability to execute its strategy of growth through acquisitions and the transactional risks associated with acquisitions and dispositions;

•	acquired assets may suffer a diminishment in fair value as a result of which we may need to record a write-down or impairment in carrying value of the asset;

•	changes in the scope, costs, and/or timing of capital and maintenance projects;

•	operating hazards inherent in transporting, storing and processing crude oil and intermediate and finished petroleum products;

•	our competitive position and the effects of competition;

•	the projected growth of the industries in which we operate;

•	general economic and business conditions affecting the southern United States; and

•	other risks contained Alon USA’s filings with the SEC.

The occurrence of any of these factors could adversely affect our business, financial condition or results of operations.

Our sale of the Retail Entities to COPEC involves risks related to our continuing obligations under the Purchase Agreement and the effect of the disposition of the Retail Entities.

In November 2016, we closed the Retail Transaction, pursuant to which we sold the Retail Entities to COPEC, which comprised our retail segment and a portion of our corporate, other and eliminations segment. In connection with the closing of the Retail Transaction, we and our stockholders are subject to several risks, including the following:

•	the effect of the sale of the Retail Entities may adversely affect our relationships with our employees, customers, suppliers and other persons with whom we have business relationships;

•
any event that results in a right for COPEC to seek indemnity from us could result in a substantial payment from us to COPEC and could adversely affect our business, financial condition, and results of operations;

•	certain terms of the Purchase Agreement may preclude us from engaging in or pursuing certain business opportunities; and

•	our revenues will decrease accordingly and our business will be subject to an increased concentration of the risks that affect our refining and logistics segments.

We may incur significant costs and liabilities with respect to investigation and remediation of environmental conditions at our refineries.

Prior to our purchase of our refineries and terminals, the previous owners had been engaged for many years in the investigation and remediation of hydrocarbons and other materials which contaminated soil and groundwater at the purchased facilities. Upon purchase of the facilities, we became responsible and liable for certain costs associated with the continued investigation and remediation of known and unknown impacted areas at the refineries. In the future, it may be necessary to conduct further assessments and remediation efforts at impacted areas at our refinery, pipeline, tank, terminal locations and elsewhere. In addition, we have identified and self-reported certain other environmental matters subsequent to our purchase of the refineries.

Based upon environmental evaluations performed internally and by third parties subsequent to the purchase of our refineries and other properties, we recorded and periodically update environmental liabilities and accrued amounts we believe are sufficient to complete remediation. We expect remediation of soil, sediment and groundwater at some properties to continue for the foreseeable future. The need to make future expenditures for these purposes that exceed the amounts we estimated and accrued for could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations require numerous permits and authorizations under various laws and regulations. These authorizations and permits are subject to revocation, renewal or modification, and can require operational changes to limit impacts or potential impacts on the environment and/or health and safety. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any, or all, of these matters could have a negative effect on our business, results of operations and cash flows.

Our Tyler refinery currently has limited ability to economically distribute refined petroleum products outside the northeast Texas market.

In recent years, we have expanded our refined product distribution capacities in northeast Texas with our acquisition of refined product terminals located in Big Sandy, Texas and Mount Pleasant, Texas. However, unlike most other refineries, the Tyler refinery currently has a limited ability to distribute refined products outside the northeast Texas market. For the year ended December 31, 2016, nearly all of the refinery sales volume in Tyler was completed through a rack system located at the Tyler refinery, which is owned by our logistics segment. The Tyler refinery's limited distribution capabilities may continue to limit its ability to increase its production, attract new customers for its refined petroleum products or increase sales of the Tyler refinery products. In addition, if demand for the Tyler refinery's products diminishes within the northeast Texas market, its production may be reduced and our financial results would be adversely affected, unless additional distribution capabilities are identified.

An increase in competition, and/or reduction in demand in the markets in which we purchase feedstocks and sell our refined products, could increase our costs and/or lower prices and adversely affect our sales and profitability.

Our Tyler refinery is currently the only supplier of a full range of refined petroleum products within a radius of approximately 100 miles of its location, and there are no competitive fuel loading terminals within approximately 90 miles of our San Angelo terminal. If competitors commence operations within these niche markets, we could lose our niche market advantage, which could have a material adverse effect on our business, financial condition and results of operations.

Our El Dorado refinery's profitability may be impacted by increased competition from refineries that operate in different regions that have access to Canadian and domestic crudes, which, from time to time may be discounted from crudes available to our El Dorado refinery. For example, third-party pipelines are currently in operation and have increased the supply of third-party refined products in Little Rock, Arkansas.

In addition, the maintenance, or replacement, of our existing customers depends on a number of factors outside of our control, including increased competition from other suppliers and demand for refined products in the markets we serve. The market for distribution of wholesale motor fuel is highly competitive and fragmented. Some of our competitors have significantly greater resources and name recognition than us. The loss of major customers, or a reduction in amounts purchased by major customers, could have an adverse effect on us to the extent that we are not able to correspondingly increase sales to other purchasers.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities, including federal and state income taxes and transactional taxes, such as excise, sales/use, payroll, franchise, withholding and ad valorem taxes. New tax laws and regulations, and changes in existing tax laws and regulations, are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Certain of these liabilities are subject to periodic audits by the respective taxing authority, which could increase or otherwise alter our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties and could have a material adverse effect on our business, financial condition and results of operations.

For example, the tax treatment of our logistics segment depends on its status as a partnership for federal income tax purposes. If a change in law, our failure to comply with existing law or other factors were to cause our logistics segment to be treated as a corporation for federal income tax purposes, it would become subject to entity-level taxation. As a result, our logistics segment would pay federal income tax on all of its taxable income at regular corporate income tax rates (subject to corporate alternative minimum tax), would likely pay additional state and local income taxes at varying rates, and distributions to unitholders, including us, would be generally treated as taxable dividends from a corporation. In such case, the logistics segment would likely experience a material reduction in its anticipated cash flow and after-tax return to its unitholders and we would likely experience a substantial reduction in its value.

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
At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, ethanol and other feedstocks, future sales of refined products, manage our RINs exposure or to secure margins on future production. We have used interest rate swap and cap agreements to manage our market exposure to changes in interest rates related to our floating rate borrowings. We expect to continue to enter into these types of transactions from time to time and have increased our use of these risk management activities in recent years.

While these transactions are intended to limit our exposure to the adverse effects of fluctuations in crude oil prices, refined products prices, RIN prices and interest rates, they may also limit our ability to benefit from favorable changes in market conditions and may subject us to period-by-period earnings volatility in the instances where we do not seek hedge accounting for these transactions. Further, because the volume of derivative activity is less than our actual use of crude oil, production of refined products or total RINs exposure, our risk management activity does not completely limit our exposure to market volatility. Also, in connection with such derivative transactions, we may be required to make cash payments to maintain margin accounts and to settle the contracts at their value upon termination. Finally, this activity exposes us to potential risk of counterparties to our derivative contracts failing to perform under the contracts. As a result, the effectiveness of our risk management policies could have a material adverse impact on our business, results of operations and cash flows. For additional information about the nature and volume of these transactions, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Annual Report on Form 10-K.

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

Adverse weather conditions or other unforeseen developments could damage our facilities and impair our ability to produce and deliver refined petroleum products.

The regions in which we operate are susceptible to severe storms, including hurricanes, thunderstorms, tornadoes, floods, extended periods of rain, ice storms and snow, all of which we have experienced in the past few years. In addition, for a variety of reasons, many members of the scientific community believe that climate changes are occurring that could have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

Inclement weather conditions could damage our facilities, interrupt production, adversely impact consumer behavior, travel and retail fuel demand or interrupt or impede our ability to operate our locations. If such conditions prevail near our refineries, they could interrupt or undermine our ability to produce and transport products from our refineries and receive and distribute products at our terminals. Regional occurrences, such as energy shortages or increases in energy prices, fires and other natural disasters, could also hurt our business. The occurrence of any of these developments could have a material adverse effect on our business, financial condition and results of operations.

Our operating results are seasonal and generally lower in the first and fourth quarters of the year for our refining and logistics segments. We depend on favorable weather conditions in the spring and summer months.

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

As of December 31, 2016, we employed 274 and 330 people in our Tyler and El Dorado operations, respectively. From among these employees, 177 operations and maintenance hourly employees and 39 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202 at year end. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2019. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2018. As of December 31, 2016, 192 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2017. Although these collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure you that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology systems across our operations, including management of our supply chain, including various processes and transactions. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information.

Any compromise or breach of our internal data network at any of our refining or terminal locations could cause interruptions in our operations. These disruptions could range from inconvenience in accessing business information to a disruption in our refining and/or logistics operations. The landscape of cyber threats is continuously changing and we combat this threat by undertaking continuous improvement opportunities within our security systems. Cost increases may be incurred in this area to combat the continued escalation of cyber attacks and/or disruptive criminal activity.

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

If we are, or become, a United States real property holding corporation, special tax rules may apply to a sale, exchange or other disposition of common stock and non-U.S. holders may be less inclined to invest in our stock, as they may be subject to United States federal income tax in certain situations.

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

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock may be influenced by many factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	inaccuracies in, and changes to, our previously published quarterly or annual earnings;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	economic conditions within our industry, as well as general economic and stock market conditions;

•	the failure of securities analysts to cover our common stock or the cessation of such coverage;

•	changes in financial estimates by securities analysts and the frequency and accuracy of such reports;

•	future issuance or sales of our common stock;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	sales of common stock by our senior officers or our affiliates; and

•	the other factors described in these "Risk Factors."

In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes often occur without any apparent regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company performance, and these fluctuations could materially reduce our stock price. In addition, recent distress in the credit and financial markets resulted in extreme volatility in trading prices of securities and diminished liquidity, and we cannot assure you that our liquidity will not be affected by changes in the financial markets and the global economy.

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

As of December 31, 2016, we owned approximately 47% of the issued and outstanding common stock of Alon USA (the “Alon Investment”) and five of our employees served on the 11-member Alon USA board of directors, including Mr. Yemin who serves as the chairman of the Alon USA board of directors. However, as a result of our minority ownership position in Alon USA common stock and our minority position on the Alon USA board of directors, we are unable to control the operations or policies of Alon USA.

So long as we maintain a minority ownership position in Alon USA common stock and a minority position on the Alon USA board of directors, we may be unable to control, among other things, (i) the election of members of the Alon USA board of directors; (ii) the corporate and management policies of Alon USA (including the declaration of dividends and the timing and preparation of its financial statements); and/or (iii) the outcome of any corporate transaction or other matter submitted to shareholders of Alon USA for approval, including potential mergers or acquisitions, asset sales or other significant corporate transactions. See Note 23 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding a definitive agreement under which Delek will acquire all of the outstanding shares of Alon USA common stock which Delek does not already own in an all-stock transaction.

Because we account for the Alon Investment under the equity method of accounting, the earnings or losses reported by Alon USA will have a direct effect upon our earnings.

Due to our ownership percentage in Alon USA, we account for the Alon Investment using the equity method of accounting. As a result, the earnings or losses reported by Alon USA will have a direct impact on our earnings or losses per share. Alon USA is an independent refiner and marketer of petroleum products subject to many of the same risk factors affecting us, as described this Annual Report on Form 10-K, as well as other risk factors. To the extent that these factors adversely impact Alon USA’s earnings, our earnings per share would be adversely affected as well. For example, for the quarter ended December 31, 2015, Alon USA reported a goodwill impairment in the amount of approximately $39.0 million that adversely impacted Alon USA's pre-tax earnings. Because we account for the Alon Investment using the equity method of accounting, this impairment adversely impacted our pre-tax earnings for the quarter ended December 31, 2015 by approximately $18.7 million. For additional information regarding the risks to Alon USA's business, please see those identified in Alon USA's annual, quarterly and current reports, including those identified in Alon USA's Annual Report on Form 10-K for the year ended December 31, 2016.

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

The market price of our common stock could decline as a result of the introduction of a large number of shares of our common stock into the market or the perception that these sales could occur. For example, we issued six million shares of our common stock to Alon Israel Oil Company, Ltd. in connection with the Alon Investment, and upon the closing of the proposed merger with Alon USA, a significant number of shares of Holdco common stock would be issued to the stockholders of Alon USA in consideration for their Alon USA shares. The introduction of these shares into the market (or the perception that sales of these shares could occur) could have an adverse impact on the market price of our common stock. Sales of a large number of shares of our common stock, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our stockholders may suffer substantial dilution.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for capital. In addition, if we have an immediate need for capital, we may sell securities in the public or private equity markets even when conditions are not otherwise favorable. Our stockholders will suffer dilution if we issue currently unissued shares of our stock or sell our treasury holdings in the future. Our stockholders will also suffer dilution as stock, restricted stock units, stock options, stock appreciation rights, warrants or other equity awards, whether currently outstanding or subsequently granted, are exercised.

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

We may be unable to pay future regular dividends in the anticipated amounts and frequency set forth herein.

We will only be able to pay regular dividends from our available cash on hand and funds received from our subsidiaries. Our ability to receive dividends and other cash payments from our subsidiaries is restricted under the terms of their respective credit facilities. For example, under the terms of their credit facilities, our subsidiaries are subject to certain customary covenants that limit their ability to, subject to certain exceptions as defined in their respective credit agreements, remit cash to, distribute assets to, or make investments in us as the parent company. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other cash payments to us. The declaration of future regular dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay regular quarterly cash dividends on our common stock at an annual rate of $0.60 per share, we cannot provide any assurances that any regular dividends will be paid in the anticipated amounts and frequency set forth herein, if at all.

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

In addition, the certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock in one or more different series, with terms to be fixed by our Board of Directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult and more expensive for a person or group to acquire control of us and could effectively be used as an anti-takeover device. On the date of this report, no shares of our preferred stock are outstanding.

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

If we fail to comply with the requirements of Section 404, we may be subject to sanctions or investigation by regulatory authorities such as the SEC or the NYSE. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters.

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

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol "DK." The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period indicated and dividends issued since January 1, 2015:

Period	High Sales Price	Low Sales Price	Regular Dividends Per Common Share	Special Dividends Per Common Share
2015
First Quarter	$40.22	$25.38	$0.15	$—
Second Quarter	$41.15	$34.96	$0.15	$—
Third Quarter	$40.47	$27.32	$0.15	$—
Fourth Quarter	$29.90	$22.11	$0.15	$—
2016
First Quarter	$24.74	$12.54	$0.15	$—
Second Quarter	$17.39	$11.41	$0.15	$—
Third Quarter	$18.57	$11.66	$0.15	$—
Fourth Quarter	$25.14	$14.76	$0.15	$—

The dividends paid in 2016 and 2015 totaled approximately $37.5 million and $37.1 million, respectively. As of the date of this filing, we intend to continue to pay regular quarterly cash dividends on our common stock at the annual rate of $0.60 per share. The declaration and payment of future regular and/or special dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our Board of Directors deems relevant. Except as represented in the table above, we have paid no other cash dividends on our common stock during the two most recent fiscal years.

Holders

As of February 17, 2017, there were approximately eight common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street name" accounts through brokers.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In 2016, the Company's Board of Directors authorized a share repurchase program to purchase up to $125.0 million of the Company’s common stock in the aggregate. Any share repurchases under the repurchase program were implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases were made at the discretion of management and depended on prevailing market prices, general economic and market conditions and other considerations. The repurchase program did not obligate the Company to acquire any particular amount of stock, and the unused portion of the authorization under the repurchase program expired on December 31, 2016. There were no purchases of shares of our common stock made during the three months ended December 31, 2016 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
A new $150.0 million stock repurchase program was authorized by the Board on December 29, 2016. The 2017 stock repurchase authorization has no expiration date and, as of February 27, 2017, this repurchase authorization had not been utilized.

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

The following graph compares cumulative total returns for our stockholders to the Standard and Poor's 500 Stock Index and a market capitalization weighted peer group selected by management for the five-year period commencing December 31, 2011 and ending December 31, 2016.  The graph assumes a $100 investment made on December 31, 2011.  Each of the three measures of cumulative total return assumes reinvestment of dividends.  The peer group is comprised of Alon USA Energy, Inc. (NYSE: ALJ), CVR Energy, Inc. (NYSE: CVI), HollyFrontier Corporation (NYSE: HFC), Marathon Petroleum Corporation (NYSE: MPC), Phillips 66 (NYSE: PSX), Tesoro Corporation (NYSE: TSO), Valero Energy Corporation (NYSE: VLO) and Western Refining, Inc (NYSE: WNR).  The stock performance shown on the graph below is not necessarily indicative of future price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015(1)	2014(1)	2013(1)	2012(1)
Statement of Operations Data:		(In millions, except share and per share data)
Net sales	$4,197.9	$4,782.0	$7,019.2	$7,184.2	$6,977.0
Operating costs and expenses:
Cost of goods sold	3,812.9	4,236.9	6,213.3	6,536.9	6,132.8
Operating expenses	249.3	270.3	258.7	257.5	235.6
Insurance proceeds — business interruption	(42.4)	—	—	—	—
General and administrative expenses	106.1	100.6	105.2	86.2	79.8
Depreciation and amortization	116.4	106.0	83.2	64.6	57.9
Other operating expense (income), net	4.8	(0.5)	0.1	1.7	0.1
Total operating costs and expenses	4,247.1	4,713.3	6,660.5	6,946.9	6,506.2
Operating (loss) income	(49.2)	68.7	358.7	237.3	470.8
Interest expense	54.4	52.1	33.5	31.4	38.8
Interest income	(1.5)	(1.1)	(0.8)	(0.3)	(0.2)
Loss (income) from equity method investments	43.4	(2.0)	—	—	—
Loss on impairment of equity method investment	245.3	—	—	—	—
Other expense (income), net	0.4	(1.6)	(0.9)	(6.3)	—
Total non-operating expenses, net	342.0	47.4	31.8	24.8	38.6
(Loss) income from continuing operations before income tax expense	(391.2)	21.3	326.9	212.5	432.2
Income tax (benefit) expense	(171.5)	(15.8)	101.6	76.1	152.7
(Loss) income from continuing operations	(219.7)	37.1	225.3	136.4	279.5
Discontinued operations
Income from discontinued operations	144.2	5.7	0.6	(5.9)	(4.8)
Income tax expense (benefit)	57.9	(0.9)	(0.1)	(5.2)	(1.3)
Income (loss) from discontinued operations, net of tax	86.3	6.6	0.7	(0.7)	(3.5)
Net (loss) income	(133.4)	43.7	226.0	135.7	276.0
Net income attributed to non-controlling interest	20.3	24.3	27.4	18.0	3.2
Net (loss) income attributable to Delek	$(153.7)	$19.4	$198.6	$117.7	$272.8

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(3.88)	$0.21	$3.37	$2.00	$4.71
Income (loss) from discontinued operations	$1.39	$0.11	$0.01	$(0.01)	$(0.06)
Total basic (loss) earnings per share	$(2.49)	$0.32	$3.38	$1.99	$4.65

Diluted earnings per share:
(Loss) income from continuing operations	$(3.88)	$0.21	$3.33	$1.97	$4.63
Income (loss) from discontinued operations	$1.39	$0.11	$0.01	$(0.01)	$(0.06)
Total diluted (loss) earnings per share	$(2.49)	$0.32	$3.34	$1.96	$4.57
Weighted average common shares outstanding:
Basic	61,921,787	60,819,771	58,780,947	59,186,921	58,719,968
Diluted	61,921,787	61,320,570	59,355,120	60,047,138	59,644,798

	Year Ended December 31,
	2016	2015(1)	2014(1)	2013(1)	2012(1)
Balance Sheet Data:		(In millions)
Cash and cash equivalents	$689.2	$287.2	$429.8	$383.2	$589.6
Assets of discontinued operations held for sale	—	478.8	485.9	480.6	437.9
Total current assets	1,402.2	1,397.5	1,656.0	1,810.3	1,715.0
Property, plant and equipment, net	1,103.3	1,177.4	1,099.2	944.3	834.2
Total assets	2,985.1	3,324.9	2,888.7	2,840.4	2,623.7
Liabilities of discontinued operations held for sale	—	302.8	259.1	235.5	266.4
Total current liabilities	940.5	1,004.1	1,057.5	1,250.3	1,168.3
Total debt, including current maturities	832.9	805.2	464.8	313.1	249.7
Total non-current liabilities	862.1	966.9	632.8	469.7	377.4
Total shareholders' equity	1,182.5	1,353.9	1,198.4	1,120.4	1,078.0
Total liabilities and shareholders' equity	2,985.1	3,324.9	2,888.7	2,840.4	2,623.7

(1)
In August 2016, Delek entered into the Purchase Agreement to sell the Retail Entities, which consist of all of the retail segment and a portion of the corporate, other and eliminations segment, to COPEC. As a result of the Purchase Agreement, we met the requirements of ASC 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. The operating results for the Retail Entities have been reclassified to discontinued operations.

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products;

•	our ability to execute our strategy of growth through acquisitions and the transactional risks inherent in such acquisitions;

•	acquired assets may suffer a diminishment in fair value, which may require us to record a write-down or impairment;

•	liabilities related to, and the effects of, the sale of the Retail Entities (as defined below);

•	a delay in or failure to close the Mergers (as defined below);

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	diminution in value of long-lived assets may result in an impairment in the carrying value of the assets on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions affecting the southern United States;

•	volatility under our derivative instruments;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement and periodic turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels or costs;

•	changes in our ability to continue to access the credit markets;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products; and

•	other factors discussed under Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our other filings with the SEC.
In light of these risks, uncertainties and assumptions, our actual results of operations and execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements, and you should not place undue reliance upon them. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or period trends. We can give no assurances that any of the events anticipated by any forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition.
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
Executive Summary and Strategic Overview
Business Overview
We are an integrated downstream energy business focused on petroleum refining and the transportation, storage and wholesale distribution of crude oil, intermediate and refined products and, prior to August 2016, convenience store retailing. Prior to August 2016, we aggregated our operating units into three reportable segments: refining, logistics and retail. However, in August 2016, we entered into a definitive equity purchase agreement (the "Purchase Agreement") with COPEC. Under the terms of the Purchase Agreement, Delek agreed to sell, and COPEC agreed to purchase, 100% of the equity interests in Delek's wholly-owned subsidiaries MAPCO Express, Inc., MAPCO Fleet, Inc., Delek Transportation, LLC, NTI Investments, LLC and GDK Bearpaw, LLC (collectively, the “Retail Entities”) for cash consideration of $535 million, subject to certain customary adjustments (the “Transaction”). In November 2016, the Retail Transaction closed. As a result of the Purchase Agreement, we met the requirements of ASC 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale.

We own a 60.7% limited partner interest in Delek Logistics Partners, LP ("Delek Logistics") and a 94.9% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the income distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us and included certain assets formerly owned or used by certain of our subsidiaries. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations.
Our profitability in the refining segment is substantially determined by the difference between the cost of the crude oil feedstocks we purchase and the price of the refined products we sell, referred to as the "crack spread, refining margin or refined product margin." The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refineries depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include operating costs (particularly the cost of natural gas used for fuel and the cost of electricity), seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the fluctuations in the cost of crude oil typically influence the prices of light refined products, such as gasoline and diesel fuel, the price of other residual products, such as asphalt, coke, carbon black oil and LPG are less likely to move in parallel with crude cost. This causes additional pressure on our realized margin in periods of rising crude oil prices and, during periods of falling crude oil prices, margins may benefit from these economics. Additionally, our margins are impacted by the pricing differentials of the various types and sources of crude oil we use at our two refineries and their relation to product pricing, such as the differentials between Midland WTI and Cushing WTI or Cushing WTI and Brent crude oil.
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
We also own a non-controlling equity interest of approximately 47% of the outstanding shares (the "ALJ Shares") in Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"). Alon USA is an independent refiner and marketer of petroleum products, operating primarily in the south central, southwestern and western regions of the United States. Alon USA owns 100% of the general partner and 81.6% of the limited partner interests in Alon USA Partners, LP (NYSE: ALDW), which owns a crude oil refinery in Big Spring, Texas with a crude oil throughput capacity of 73,000 bpd and an integrated wholesale marketing business. In addition, Alon USA directly owns a crude oil refinery in Krotz Springs, Louisiana with a crude oil throughput capacity of 74,000 bpd. Alon USA also owns crude oil refineries in California, which have not processed crude oil since 2012. Alon USA is a marketer of asphalt, which it distributes through asphalt terminals located predominately in the southwestern and western United States. Alon USA is the largest 7-Eleven licensee in the United States and operates approximately 300 convenience stores which market motor fuels in central and west Texas and New Mexico. Our investment in Alon USA is accounted for as an equity method investment and the earnings from this equity method investment reflected in our consolidated statements of income include our share of net earnings directly attributable to this equity method investment, and amortization of the excess of our investment balance over the underlying net assets of Alon USA. In January 2017, we announced a definitive agreement under which Delek will acquire all of the outstanding shares of Alon USA common stock which Delek does not already own in an all-stock transaction. See 2016 Strategic Developments - Alon Merger below for further information.
Due to the decline in the quoted market price of Alon USA below the carrying amount of our investment, we evaluated our investment in Alon USA for potential impairment. As of September 30, 2016, we determined that the decline in the market value of the ALJ Shares is other than temporary and, therefore, it was necessary to record an impairment charge of $245.3 million on our investment in the year ended December 31, 2016. Our decision that the decline in market value of the ALJ shares is other than temporary was primarily based on the following factors: the duration of the period in which the fair market value had been below our investment balance and the decreased possibility of a recovery in the near term as a result of Alon USA's recent financial performance, as well as expectations of Alon USA's future operating performance. Future conditions in the industry, operating performance and performance in relation to peers and the future economic environment may continue to decline. Such future conditions could cause us to determine that any further decline in fair value is also other than temporary. If we determine that further decline is other than temporary, we will record additional write-downs in the carrying value of our asset to the then-current fair market value.
As part of our overall business strategy, we regularly evaluate opportunities to expand our portfolio of businesses and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.
2017 Strategic Goals

•
Maintain and continue to enhance our safe operations. As we invest in and grow our business, we remain focused on operating safe and compliant operations for the benefit of our employees, communities, customers and our shareholders.

•
Successful completion and integration of the Alon Merger. This transaction marks our next step in our growth. We will be focused on the successful integration of the companies to capitalize on synergies, utilize the expertise from both companies to apply best practices to improve the performance of a larger asset base and unlock logistics value from the refining assets.

•
Utilize our position in the Permian Basin. A successful combination with Alon will create a Permian Basin focused organization as it expands our refining, logistics and retail presence in the area. The combined refining system should have approximately 300,000 barrels per day of crude throughput capacity and access to approximately 200,000 barrels per day of Permian Basin sourced crude. We believe our logistics assets are well positioned to support this larger refining system and we will gain a retail presence in west Texas through the combination. We intend to direct our efforts at exploring opportunities to utilize our Permian Basin position to create additional growth across our businesses.

•
Build on a winning culture. In 2016, our team implemented strategies across our operating platforms that improved our cost structure, unlocked the value of our assets and managed our operations during a challenging refining environment.  If we successfully complete the Alon Merger, we will become a larger and more diverse company, and our focus will be to foster a culture where we have the ability to act quickly in a changing environment to take advantage of opportunities. The foundation of this effort is our focus on expanding our team, developing systems and providing the resources to support a growing organization.

•
Focus on continued improvements in optimization of our refining system. The market environment for refining is dynamic and we strive to improve the factors within our control to create long term value. This includes a continued focus on reliability, efficiencies and yields in our refining system to improve cost, and aligning operations with commercial demand to maximize margins. We believe this will enhance our competitive position and provide free cash flow potential. As we grow, we intend to apply this focus to a larger refining platform.

•
Enhance our logistics assets. If we successfully complete the Alon Merger, we will look for opportunities to capitalize on increased access to the Permian Basin to increase our crude gathering operations and grow our logistics assets to support our operations as well as third parties. This will include continued development of our RIO joint venture crude oil pipeline in the Delaware Basin. In addition, our focus will be to increase our product marketing capabilities in our logistics segment to support our growing refining system.

•
Grow through opportunistic acquisitions. This growth platform has been a central part of the development of our integrated business model. We will be focused on the successful completion and integration of the Alon Merger, but we will continue to explore opportunities to provide long-term growth across our business platforms.

•
Use our financial flexibility and cash flow to create shareholder value. We are focused on managing the cash flow in our business to support our capital allocation program that includes: 1) investing in our business, 2) growing through acquisitions, and 3) returning cash to shareholders through dividends and share repurchases - all of which support our central theme of increasing long-term value for our shareholders.

2016 Strategic Developments
Retail Divestiture
In August 2016, we entered into a definitive equity purchase agreement (the "Purchase Agreement") with Compañía de Petróleos de Chile COPEC S.A. and its subsidiary, Copec Inc., a Delaware corporation (collectively, "COPEC"). Under the terms of the Purchase Agreement, Delek agreed to sell, and COPEC agreed to purchase, 100% of the equity interests in Delek's wholly-owned subsidiaries MAPCO Express, Inc., MAPCO Fleet, Inc., Delek Transportation, LLC, NTI Investments, LLC and GDK Bearpaw, LLC (collectively, the “Retail Entities”) for cash consideration of $535 million, subject to customary adjustments (the “ Retail Transaction”).

In November 2016, the Retail Transaction closed and, at closing, $156.0 million of debt associated with the Retail Entities was repaid, along with a debt prepayment fee of $13.4 million and $4.6 million of transaction related costs. Net cash proceeds before taxes related to the Retail Transaction are $378.9 million.
As a result of the Purchase Agreement, we met the requirements under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. See Note 5, Discontinued Operations and Assets Held for Sale, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
Alon Merger
In January 2017, we announced that Delek, Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"), Delek Holdco, Inc., a Delaware corporation and wholly owned subsidiary of Delek (“Holdco”), Dione Mergeco, Inc., a Delaware corporation and wholly owned subsidiary of Holdco ("Parent Merger Sub"), and Astro Mergeco, Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Astro Merger Sub” and, together with Holdco and Parent Merger Sub, the “Holdco Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which (i) Parent Merger Sub will, upon the terms and subject to the conditions thereof, merge with and into Delek (the “Parent Merger”), with Delek surviving as a wholly owned subsidiary of Holdco and (ii) Astro Merger Sub will, upon the terms and subject to the conditions thereof, merge with and into Alon USA (the “Alon Merger” and, together with the Parent Merger, the “Mergers”) with Alon USA surviving as a wholly owned subsidiary of Holdco.  On February 27, 2017, Delek, Alon USA and the Holdco Parties entered into a First Amendment to Agreement and Plan of Merger (the “Amendment”). The Amendment sets forth technical amendments.
In the Parent Merger, each issued and outstanding share of common stock of Delek, par value $0.01 per share (“Delek common stock”), or fraction thereof, will be converted into the right to receive one validly issued, fully paid and non-assessable share of Holdco common stock, par value $0.01 per share (“Holdco common stock”), or such fraction thereof equal to the fractional share of Delek common stock, upon the terms and subject to the conditions set forth in the Merger Agreement. In the Alon Merger, each issued and outstanding share of common stock of Alon, par value $0.01 per share (“Alon common stock”), other than Alon USA common stock held by Delek or any subsidiary of Delek, will be converted into the right to receive 0.504 shares of Holdco common stock, upon the terms and subject to the conditions set forth in the Merger Agreement.
Pursuant to the Merger Agreement, Delek must take all action necessary to elect as directors of Holdco the directors of Delek immediately prior to the effective time of the Parent Merger; provided, that within thirty days after the closing date, Delek and Holdco must take all action necessary to increase the size of the board of directors of Holdco by one seat and to appoint an individual to fill the resulting vacancy as designated by the special committee of the board of directors of Alon USA to fill the resulting vacancy.  Additionally, pursuant to the Merger Agreement, the special committee of the board of Alon USA will nominate one new director that will be appointed to the board of the general partner of Delek Logistics.
The mergers remain subject to the approval of the stockholders of Delek and Alon USA, along with certain other closing conditions as set forth in the Merger Agreement. Concurrently with the execution of the Merger Agreement, Alon, Delek and each of David Wiessman, D.B.W. Holdings (2005) Ltd. (an entity controlled by David Wiessman), Jeff Morris, and Karen Morris entered into Voting, Irrevocable Proxy and Support Agreements (the “Voting Agreements”) in connection with the Merger Agreement. Delek, David Wiessman, D.B.W. Holdings (2005) Ltd., Jeff Morris and Karen Morris are each individually referred to herein as an “Alon Stockholder” and collectively as the “Alon Stockholders.”
The Voting Agreements generally require that the Alon Stockholders vote or cause to be voted all Alon USA common stock owned by the Alon Stockholders at the Alon USA stockholders’ meeting in favor of (1) the Mergers and the Merger Agreement and any other transactions or matters contemplated by the Merger Agreement and (2) any proposal to adjourn or postpone the Alon USA Stockholders Meeting to a later date if there are not sufficient votes to adopt the Merger Agreement or if there are not sufficient shares present in person or by proxy at such meeting to constitute a quorum. In the case of the Alon Stockholders other than Delek, the Voting Agreements also require that they vote in favor of any other matter necessary to consummate the transactions contemplated by the Merger Agreement, in each case at every meeting (or in connection with any action by written consent) of the Alon Stockholders at which such matters are considered and at every adjournment or postponement thereof, and vote against (1) any Company Acquisition Proposal (as defined in the Merger Agreement), (2) any action, proposal, transaction or agreement that could reasonably be expected to result in a breach of any covenant, representation or warranty or any other obligation or agreement of Alon USA under the Merger Agreement or of the Alon Stockholders under the Voting Agreements and (3) any action, proposal, transaction or agreement that could reasonably be expected to impede, interfere with, frustrate, delay, discourage, adversely affect or inhibit the timely consummation of the Merger or the fulfillment of conditions under the Merger Agreement or change in any manner the voting rights of any class of shares of Alon USA.
Subject to certain exceptions, the Voting Agreements prohibit certain sales, transfers, offers, exchanges, and dispositions of Alon USA common stock owned by the Alon Stockholders, the granting of any proxies or powers of attorney that is inconsistent with the Voting Agreements, and the depositing of Alon USA common stock owned by the Alon Stockholders into a voting trust or entering into a voting agreement or arrangement with respect to the voting of shares of Alon USA common stock owned by the Alon Stockholders during the term of the Voting Agreements.

Return Capital to Shareholders

Dividends
We paid regular quarterly dividends of $0.15 per share, totaling $0.60 per share, during the year ended December 31, 2016. Total dividends declared during the year ended December 31, 2016 equaled $37.5 million.

Stock Repurchase Program

In February 2016, the Board of Directors authorized a share repurchase program to purchase up to $125.0 million of our common stock in the aggregate. Any share repurchases under the repurchase program were implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases were made at the discretion of management and depended on prevailing market prices, general economic and market conditions and other considerations. The repurchase program did not obligate us to acquire any particular amount of stock, and the unused portion of the authorization expired on December 31, 2016. During the year ended December 31, 2016, we repurchased 386,090 shares of our common stock under the repurchase authorization, for a total expenditure of approximately $6.0 million.

A new $150.0 million stock repurchase program was authorized by the Board of Directors on December 29, 2016. The 2017 stock repurchase authorization has no expiration date and, as of February 27, 2017, this repurchase authorization had not been utilized.

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
The average Gulf Coast 5-3-2 crack spread declined to $9.12 in 2016 from $14.68 in 2015. The price of Cushing WTI crude oil declined 11.1%, from an average of $48.84 in 2015, to $43.41 in 2016. The wholesale price of refined products declined further, resulting in the decline in the Gulf Coast 5-3-2 crack spread in the year ended December 31, 2016, with the U.S. Gulf Coast price of gasoline declining 16.1%, from an average of $1.55 per gallon in 2015 to $1.30 per gallon in 2016 and the U.S. Gulf Coast price of High Sulfur Diesel declining 18.6%, from an average of $1.45 per gallon in 2015 to $1.18 per gallon in 2016. The charts below illustrate the the quarterly high, low and average prices of Cushing WTI crude oil U.S. Gulf Coast Gasoline and U.S. High Sulfur Diesel over the past three years.
We believe that the fluctuation in the price of Cushing WTI crude oil in 2015 and 2016 is primarily attributable to local and global oversupply, driven by an increase in foreign exports. Fluctuations in the price of Cushing WTI crude oil impact the cost of raw materials processed at our refineries, as well as the price of finished products sold by both of our operating segments.

Our Tyler and El Dorado refineries both continue to have greater access to Midland WTI and Midland WTI-linked crude feedstocks compared to certain of our competitors. A combination of the addition of new pipelines, which have increased the ability to ship price-advantaged crude oil supplies to and from the mid-continent region, and a low crude oil price environment were factors in a decline in certain crude oil price differentials favorable to us. As these price differentials decrease, so does our competitive advantage created by our access to Midland WTI-linked crude oil. The chart below illustrates the differentials of both Brent crude oil and Midland WTI crude oil as compared to Cushing WTI crude oil.

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

Results of Operations
The table below sets forth certain information concerning our consolidated operations:

	Year Ended December 31,
	2016	2015	2014
Net sales	$4,197.9	$4,782.0	$7,019.2
Operating costs and expenses:
Cost of goods sold	3,812.9	4,236.9	6,213.3
Operating expenses	249.3	270.3	258.7
Insurance proceeds — business interruption	(42.4)	—	—
General and administrative expenses	106.1	100.6	105.2
Depreciation and amortization	116.4	106.0	83.2
Other operating expense (income), net	4.8	(0.5)	0.1
Total operating costs and expenses	4,247.1	4,713.3	6,660.5
Operating (loss) income	(49.2)	68.7	358.7
Interest expense	54.4	52.1	33.5
Interest income	(1.5)	(1.1)	(0.8)
Loss (income) from equity method investments	43.4	(2.0)	—
Loss on impairment of equity method investment	245.3	—	—
Gain on sale of Retail Entities	—	—	—
Other expense (income), net	0.4	(1.6)	(0.9)
Total non-operating expenses, net	342.0	47.4	31.8
(Loss) income from continuing operations before income tax (benefit) expense	(391.2)	21.3	326.9
Income tax (benefit) expense	(171.5)	(15.8)	101.6
(Loss) income from continuing operations	(219.7)	37.1	225.3
Discontinued operations
Income from discontinued operations	144.2	5.7	0.6
Income tax expense (benefit)	57.9	(0.9)	(0.1)
Income from discontinued operations, net of tax	86.3	6.6	0.7
Net (loss) income	(133.4)	43.7	226.0
Net income attributed to non-controlling interest	20.3	24.3	27.4
Net (loss) income attributable to Delek	$(153.7)	$19.4	$198.6

Consolidated Results of Operations — Comparison of the Year Ended December 31, 2016 versus the Year Ended December 31, 2015 and the Year Ended December 31, 2015 versus the Year Ended December 31, 2014
Net Sales
We generated net sales of $4,197.9 million and $4,782.0 million during the years ended December 31, 2016 and 2015, respectively, a decrease of $584.1 million, or 12.2%. The decrease in net sales was primarily attributable to decreases in refined product sales prices across both operating segments, as well as decreased sales volumes attributed to our west Texas operations in the logistics segment for 2016, as compared to 2015. These decreases were partially offset by an increase in sales volumes at the Tyler refinery, attributable to lower volumes in 2015 due to downtime at the Tyler refinery related to the turnaround and expansion project completed in the first quarter of 2015.
We generated net sales of $4,782.0 million and $7,019.2 million during the years ended December 31, 2015 and 2014, respectively, a decrease of $2,237.2 million, or 31.9%. The decrease in net sales was primarily attributable to decreases in refined product sales prices across both operating segments, as well as a decrease in sales volumes at the Tyler refinery due to the downtime associated with the turnaround and expansion projects completed in the first quarter of 2015, as well as decreased sales volumes attributed to our west Texas operations in the logistics segment for 2015, as compared to 2014. These decreases were partially offset by an increase in sales volumes at the El Dorado refinery.
Cost of Goods Sold
Cost of goods sold was $3,812.9 million for the year ended December 31, 2016, compared to $4,236.9 million for 2015, a decrease of $424.0 million, or 10.0%. The decrease in cost of goods sold was primarily due to a decrease in the average cost of refined products in the logistics segment, a decrease in the cost of crude oil in the refining segment and a decrease in sales volumes in the west Texas operations in the logistics segment and a decrease in throughputs at the El Dorado refinery. Partially offsetting these decreases were losses associated with our hedging program of $45.6 million for the year ended December 31, 2016, compared to losses of $10.2 million for the year ended December 31, 2015.
Cost of goods sold was $4,236.9 million for the year ended December 31, 2015, compared to $6,213.3 million for 2014, a decrease of $1,976.4 million, or 31.8%. The decrease in cost of goods sold was primarily due to a decrease in the average cost of refined products in the logistics segment, a decrease in the cost of crude oil in the refining segment and a decrease in sales volumes in the west Texas operations in the logistics segment and at the Tyler refinery. Partially offsetting these decreases were losses associated with our hedging program of $10.2 million for the year ended December 31, 2015, compared to gains of $131.7 million for the year ended December 31, 2014.

Operating Expenses
Operating expenses were $249.3 million for the year ended December 31, 2016 compared to $270.3 million in 2015, a decrease of $21.0 million, or 7.8%. The decrease in operating expenses is primarily attributable to decreases in utilities and oil spill remediation expenses in the refining segment, reduced maintenance expenses in the logistics segment and cost reduction initiatives at both the refining and logistics segments. These decreases were partially offset by a full year of operating expenses at the Tyler refinery for the year ended December 31, 2016, as compared to reduced expenses resulting from the downtime associated with the turnaround and an expansion project during the first quarter of 2015, and increased expenses associated with an internal tank contamination at one of our terminal locations in the logistics segment.
Operating expenses were $270.3 million for the year ended December 31, 2015 compared to $258.7 million in 2014, an increase of $11.6 million, or 4.5%. The increase in operating expenses is primarily attributable to various maintenance initiatives in the logistics segment and increases in labor, electricity, catalyst and outside services expenses at the El Dorado refinery. These were partially offset by the downtime associated with the turnaround and expansion projects completed at the Tyler refinery in the first quarter of 2015, as well as a decline in insurance expenses at the Tyler refinery.
Insurance proceeds — business interruption
We recognized proceeds from business interruption insurance claims of $42.4 million for the year ended December 31, 2016, associated with a litigation settlement. We did not record any insurance proceeds for the years ended December 31, 2015 or 2014.
General and Administrative Expenses
General and administrative expenses were $106.1 million for the year ended December 31, 2016 compared to $100.6 million in 2015, an increase of $5.5 million, or 5.5%. The overall increase was primarily due to expenses associated with the Retail Transaction and the Mergers, as well as a decrease in expenses in 2015 due to a reimbursement of expenses associated with the insurance proceeds mentioned above. These increases were partially offset by a decrease in expenses associated with a new payroll system project initiated in 2015.
General and administrative expenses were $100.6 million for the year ended December 31, 2015 compared to $105.2 million in 2014, a decrease of $4.6 million, or 4.4%. The overall decrease was primarily due to a decrease in outside services, as well as lower employee related expenses due to lower earnings in the year ended December 31, 2015, as compared to 2014. These decreases were partially offset by an increase in acquisition related expenses and expenses associated with a new payroll system project initiated in 2015.
Depreciation and Amortization
Depreciation and amortization was $116.4 million and $106.0 million for the years ended December 31, 2016 and 2015, respectively, an increase of $10.4 million, or 9.8%. This increase was primarily attributable to the turnaround and expansion of the Tyler refinery completed in the first quarter of 2015, as well as other capital expenditures and acquisitions completed in 2015.
Depreciation and amortization was $106.0 million and $83.2 million for the years ended December 31, 2015 and 2014, respectively, an increase of $22.8 million, or 27.4%. This increase was primarily due to the completion of capital projects in the refining segment and accelerated depreciation of assets replaced in the turnaround and expansion of the Tyler refinery completed in the first quarter of 2015.
Other Operating (Income) Expense, Net
Other operating expense, net for the year ended December 31, 2016 was $4.8 million and primarily related to losses on asset disposals in 2016. Other operating income, net for the year ended December 31, 2015 was $0.5 million and primarily related to settlement of certain sales and use tax overpayments from prior years, partially offset by a $2.2 million impairment of certain equipment assets in our refining segment. Other operating expense, net for the year ended December 31, 2014 was 0.1 million.
Interest Expense
Interest expense was $54.4 million in the year ended December 31, 2016, compared to $52.1 million for 2015, an increase of $2.3 million, or 4.4%. The increase was primarily attributable to interest costs associated with increased debt levels related to the investment in Alon USA. The increase was partially offset by $3.9 million in one-time fees associated with the amendment of the Lion Term Loan in the second quarter of 2015.
Interest expense was $52.1 million in the year ended December 31, 2015, compared to $33.5 million for 2014, an increase of $18.6 million, or 55.5%. The increase was primarily attributable to $3.9 million of one-time fees associated with the amendment to the Lion Term Loan and interest costs associated with increased debt levels related to the Alon Acquisition in the second quarter of 2015.
Loss (Income) from Equity Method Investments
Loss from equity method investments was $43.4 million in the year ended December 31, 2016, compared to income of $2.0 million for 2015. The change was primarily attributable to our proportionate share of the net (loss) income from our investment in Alon USA of $(39.6) million in the year ended December 31, 2016 compared to $4.1 million for 2015, which included a reduction of $18.7 million associated with an impairment of goodwill taken by Alon USA in the fourth quarter of 2015. (Loss) income from equity method investments is net of $2.6 million and $1.5 million in amortization of the excess of our investment over our equity in the underlying net assets of Alon USA for the years ended December 31, 2016 and 2015, respectively. We did not hold any equity method investments in 2014.
Other Expense (Income), Net
Other expense (income), net was $0.4 million, $(1.6) million and $(0.9) million in the years ended December 31, 2016, 2015 and 2014, respectively, and was primarily attributable to changes in foreign currency gains/losses and miscellaneous other income/expense in all three years.
Income Taxes (Benefit) Expense
Income tax benefit was $171.5 million and $15.8 million during the years ended December 31, 2016 and 2015, respectively, an increase of $155.7 million. Our effective tax rate was 43.8% for 2016, compared to (74.2)% for 2015. The change in our effective tax rate for 2016 was primarily due to a decrease in state income taxes and lower pre-tax income for 2016 as compared to 2015.
Income tax (benefit) expense was $(15.8) million and $101.6 million during the years ended December 31, 2015 and 2014, respectively, a decrease of $117.4 million. Our effective tax rate was (74.2)% for 2015, compared to 31.1% for 2014. The decrease in our effective tax rate for 2015 was primarily due to an increase in tax credits and incentives and lower pre-tax income for 2015, as compared to 2014.

Operating Segments
We report operating results in two reportable segments: refining and logistics. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of our reportable segments based on the segment contribution margin.
Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel information):

	Year Ended December 31,
	2016	2015	2014
Net sales	$3,923.2	$4,440.2	$6,350.5
Cost of goods sold	3,658.8	4,022.2	5,664.8
Gross Margin	264.4	418.0	685.7
Operating expenses	212.4	225.4	221.0
Insurance proceeds - business interruption	(42.4)	—	—
Contribution margin	$94.4	$192.6	$464.7

[1]
Sales volume includes 622 bpd, 3,693 bpd and 1,096 bpd of finished product sold to the logistics segment during the years ended December 31, 2016, 2015 and 2014, respectively. Sales volume also includes sales of 510 bpd, 1,800 bpd and 3,324 bpd of intermediate and finished products to the El Dorado refinery during the years ended December 31, 2016, 2015 and 2014, respectively. Sales volume excludes 1,008 bpd and 1,635 bpd of wholesale activity during the years ended December 31, 2016 and 2015, respectively. There was no wholesale activity during the year ended December 31, 2014.

[1]
Sales volume includes 102 bpd, 1,744 bpd and 1,609 bpd of produced finished product sold to the Tyler refinery during the years ended December 31, 2016, 2015 and 2014, respectively. Sales volume excludes 20,465 bpd, 28,057 bpd and 13,842 bpd of wholesale activity during the years ended December 31, 2016, 2015 and 2014, respectively.

Refining Segment Operational Comparison of the Year Ended December 31, 2016 versus the Year Ended December 31, 2015 and the Year Ended December 31, 2015 versus the Year Ended December 31, 2014
Net Sales
Net sales for the refining segment were $3,923.2 million and $4,440.2 million during the years ended December 31, 2016 and 2015, respectively, a decrease of $517.0 million, or 11.6%. The decrease in net sales was primarily due to declines in the average price of U.S. Gulf Coast gasoline and diesel and a 4.3% decrease in sales volumes at the El Dorado refinery. These declines were partially offset by a 18.1% increase in net sales volume at the Tyler refinery. The increase in sales volume at the Tyler refinery was attributable to lower volumes in 2015 due to downtime at the Tyler refinery related to the turnaround and an expansion project completed in the first quarter of 2015.
Net sales for the refining segment were $4,440.2 million and $6,350.5 million during the years ended December 31, 2015 and 2014, respectively, a decrease of $1,910.3 million, or 30.1%. The decrease in net sales was primarily due to declines in the average price of U.S. Gulf Coast gasoline and diesel and a decrease in sales volumes at the Tyler refinery due to downtime at the Tyler refinery related to the turnaround and an expansion project completed in the first quarter of 2015. These declines were partially offset by a 5.4% increase in net sales volume at the El Dorado refinery. During the years ended December 31, 2015 and 2014, the refining segment sold $619.4 million and $622.1 million, or 26,683 and 17,490 bpd, respectively, of finished product to the logistics segment. These sales are eliminated in consolidation.
Cost of Goods Sold
Cost of goods sold for the year ended December 31, 2016 was $3,658.8 million compared to $4,022.2 million for the year ended December 31, 2015, a decrease of $363.4 million, or 9.0%. The decrease in cost of goods sold was primarily a result of the decrease in the cost of WTI crude oil, as well as the decrease in throughputs at the El Dorado refinery. These decreases were partially offset by an increase in throughputs at the Tyler refinery, as well as hedging losses associated with our hedging program of $43.5 million in 2016, compared to losses of $10.7 million in 2015.
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
Our refining segment has multiple service agreements with our logistics segment, which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $123.2 million, $121.6 million and $95.0 million during the years ended December 31, 2016, 2015 and 2014, respectively, and are included in cost of goods sold for the refining segment. We eliminate these intercompany fees in consolidation.
Operating Expenses
Operating expenses were $212.4 million for the year ended December 31, 2016, compared to $225.4 million in 2015, a decrease of $13.0 million, or 5.8%. The decrease in operating expenses was primarily due to decreases in utilities expenses, primarily due to a reduction in natural gas prices and consumption, a decrease in oil spill remediation costs and certain cost reduction initiatives at both refineries. These were partially offset by a full year of operating expenses at the Tyler refinery for the year ended December 31, 2016, as compared to reduced expenses resulting from downtime associated with the turnaround and an expansion project completed in the first quarter of 2015.
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
Contribution Margin
Contribution margin for the refining segment for the year ended December 31, 2016 was $94.4 million, or 53.0% of our consolidated contribution margin, compared to $192.6 million, or 70.1% of our consolidated segment contribution margin, for the year ended December 31, 2015. The decrease to the refining segment contribution margin was primarily attributable to a decline in operating margins at both refineries, which were partially offset by business interruption insurance proceeds of $42.4 million associated with a settlement of litigation received in the first quarter of 2016, as well as an increase in sales volumes at the Tyler refinery in the year ended December 31, 2016, attributable to lower volumes in 2015 due to downtime at the Tyler refinery related to the turnaround and an expansion project completed in the first quarter of 2015.
Contribution margin for the refining segment for the year ended December 31, 2015 was $192.6 million, or 70.1% of our consolidated contribution margin, compared to $464.7 million, or 84.9% of our consolidated segment contribution margin, for the year ended December 31, 2014. The decrease to the refining segment contribution margin was primarily attributable to a decrease in sales volumes at the Tyler refinery, as a result of the downtime at the Tyler refinery associated with the turnaround and expansion projects completed in the first quarter of 2015 and a decline in margins at both refineries. This was partially offset by subsequent volume increases at the Tyler refinery as a result of the expansion project as well as an increase in sales volumes at the El Dorado refinery.
Margins at both refineries were negatively impacted by the decline in the average differential between WTI Midland crude oil and WTI Cushing crude oil and a decline in the Gulf Coast 5-3-2 crack spread, which was driven by declines in the US Gulf Coast price of gasoline and High Sulfur Diesel of 16.1% and 18.6%, respectively, coupled with a lower decline in the cost of WTI crude oil of 11.1%. In the Tyler refinery, Midland crude oil accounted for 81.7% and 77.5% of the crude slate in 2016 and 2015, respectively. In the El Dorado refinery, Midland crude oil accounted for 70.6% and 62.8% of the crude slate in 2016 and 2015, respectively. Further contributing to the decline in margins was an increase in consolidated RINs costs, net of benefits from our biodiesel facilities, for the refining segment, to $40.4 million in 2016, from $19.6 million in 2015.
The decrease in margins from 2015, as compared to 2014, primarily resulted from the decreased differential between WTI crude oil and Midland crude oil. In the Tyler refinery, Midland crude oil accounted for 77.5% and 90.5% of the crude slate in 2015 and 2014, respectively. In the El Dorado refinery, Midland crude oil accounted for 62.8% and 49.5% of the crude slate in 2015 and 2014, respectively. This was partially offset by an increase in the benchmark Gulf Coast crack spread, which was driven by a 47.4% decline in the cost of WTI crude oil, coupled with smaller declines in the US Gulf Coast price of gasoline and high sulfur diesel of 37.8% and 44.0%, respectively.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations:

	Year Ended December 31,
	2016	2015	2014
Net sales	$448.1	589.7	$841.3
Cost of goods sold	302.2	436.3	697.2
Gross Margin	145.9	153.4	144.1
Operating expenses	37.2	44.9	39.5
Contribution margin	$108.7	$108.5	$104.6
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	68,131	59,174	61,368
West Texas wholesale marketing throughputs (average bpd) (2)	13,257	16,357	16,707
West Texas wholesale marketing margin per barrel	$1.43	$1.35	$4.67
Terminalling throughputs (average bpd) (3)	122,350	106,514	96,801
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	56,555	54,960	47,906
Refined products pipelines to Enterprise Systems	52,071	57,366	53,461
SALA Gathering System	17,756	20,673	22,656
East Texas Crude Logistics System	12,735	18,828	7,361

(1)	Excludes jet fuel and petroleum coke.

(2)	Excludes bulk ethanol and biodiesel.

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

Logistics Segment Operational Comparison of the Year Ended December 31, 2016 versus the Year Ended December 31, 2015 and the Year Ended December 31, 2015 versus the Year Ended December 31, 2014
Net Sales
The logistics segment generated net sales of $448.1 million and $589.7 million during the years ended December 31, 2016 and 2015, respectively, a decrease of $141.6 million, or 24.0%. The decrease was primarily attributable to decreases in both the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold decreased $0.29 per gallon and $0.27 per gallon, respectively, during the year ended December 31, 2016 compared to 2015. Volumes of gasoline and diesel sold in west Texas decreased 33.5 million gallons and 14.6 million gallons, respectively. Further contributing to the decrease were declines in fees on our Paline Pipeline System as a result of lower contractual volumes and declines in fuel surcharge revenues and lower asphalt hauling associated with our trucking assets. Partially offsetting the decreases were increased throughput at most of our terminals, the majority of which occurred at our terminals in El Dorado, Arkansas and Tyler, Texas, as operations matched commercial demand, and the effects of the throughput and tankage agreements for the Logistics Assets, pursuant to which we generated revenue on the Logistics Assets during all periods for the year ended December 31, 2016, with no comparable revenue earned during the first quarter of 2015. Also offsetting the decreases were increases in volumes and fees associated with the marketing agreement between the logistics segment and the refining segment, which increased primarily as a result of the turnaround that occurred at the Tyler Refinery in the first quarter of 2015, during which the refinery was not fully operational.

Net sales included $16.9 million and $15.2 million of net service fees in our east Texas marketing business, paid by our refining segment during 2016 and 2015, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also include crude, intermediate and refined product transportation, terminalling and storage fees paid by our refining segment. These fees were $123.2 million and $121.6 million in 2016 and 2015, respectively. The logistics segment also sold $6.7 million and $5.8 million of RINs, at market prices, to the refining segment during 2016 and 2015, respectively. These intercompany sales and fees are eliminated in consolidation.
The logistics segment generated net sales of $589.7 million and $841.3 million during the years ended December 31, 2015 and 2014, respectively, a decrease of $251.6 million, or 29.9%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold decreased $0.94 per gallon and $1.24 per gallon, respectively, during the year ended December 31, 2015, compared to 2014. Also contributing to the decrease in net sales were lower volumes in our west Texas operations. The net decrease of gasoline and diesel volumes sold was 4.8 million gallons. Partially offsetting the decreases were increased fees on our Paline Pipeline System, net sales contributed by our trucking assets, which were acquired in December 2014, and the effects of the throughput and tankage agreements for the Logistics Assets, pursuant to which we generated revenue on the Logistics Assets beginning in April 2015, with no comparable revenue earned in 2014.
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

Cost of Goods Sold
Cost of goods sold was $302.2 million for the year ended December 31, 2016, compared to $436.3 million for 2015, a decrease of $134.1 million, or 30.7%. The decrease in cost of goods sold was primarily attributable to decreases in both the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. Gallons of gasoline and diesel purchased in west Texas decreased 33.5 million gallons and 14.6 million gallons, respectively, during the year ended December 31, 2016, compared to 2015.
Cost of goods sold was $436.3 million for the year ended December 31, 2015, compared to $697.2 million for 2014, a decrease of $260.9 million, or 37.4%. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. Also contributing to the decrease in cost of goods sold were lower volumes in our west Texas operations during the year ended December 31, 2015, compared to 2014. The net decrease of gasoline and diesel volumes purchased was 4.8 million gallons.

Operating Expenses
Operating expenses were $37.2 million for the year ended December 31, 2016 compared to $44.9 million for the comparable period of 2015, an decrease of $7.7 million, or 17.1%. The decrease in operating expenses during the year ended December 31, 2016, compared to 2015 was due to cost saving initiatives taken during 2016, which resulted in decreases in maintenance costs and supplies expenses associated with our terminals, including tanks at those terminals, and the SALA Gathering System. Partially offsetting these decreases were increases in operating expenses related to internal tank contamination at one of our terminals and hydro testing on our Paline Pipeline.
Operating expenses were $44.9 million for the year ended December 31, 2015 compared to $39.5 million for the comparable period of 2014, an increase of $5.4 million, or 13.7%. The increase in operating expenses was primarily due to increases in various maintenance initiatives related to our tanks and pipelines and acquisition activities that occurred in late 2014 and in 2015.

Contribution Margin
Contribution margin for the logistics segment for the year ended December 31, 2016 was $108.7 million, or 61.0% of our consolidated contribution margin, compared to $108.5 million, or 39.5% of our consolidated contribution margin, for the year ended December 31, 2015, an increase of $0.2 million, or 0.2%. The increase in contribution margin was primarily attributable to increased throughput at most of our terminals and increased fees associated with the Logistics Assets and marketing agreement as discussed above. Also contributing to the increase were improvements in our west Texas wholesale marketing margin per barrel as a result of improving market conditions in the region. Our contribution margin in our west Texas operations during the year ended December 31, 2015 was impacted by lower crude oil prices that reduced demand in the region and lowered throughput in our west Texas operations. Partially offsetting the increases were declines in fees on our Paline Pipeline System and declines in fuel surcharge revenues and lower asphalt hauling associated with our trucking assets as discussed above.
Contribution margin for the logistics segment for the year ended December 31, 2015 was $108.5 million, or 39.5% of our consolidated contribution margin, compared to $104.6 million, or 19.1% of our consolidated contribution margin, for the year ended December 31, 2014, an increase of $3.9 million, or 3.7%. The increase in contribution margin was attributable to increased fees on our Paline Pipeline System, the acquisition of our trucking assets and the effects of the throughput and tankage agreements for the Logistics Assets as described above. Offsetting the increases were lower margins in our west Texas operations. The decrease in our contribution margin in our west Texas operations was a result of a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region. Also contributing to the decrease in our west Texas margins was a decline in the average market price for ethanol to a level below our fixed price contracts that were in place during the year ended December 31, 2015 compared to the year ended December 31, 2014, when average market prices were above our fixed priced contracts. Additionally, our contribution margin in our west Texas operations during the year ended December 31, 2014 benefited from a favorable supply/demand balance and downtime at refineries in the region.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities and borrowings under our various credit facilities. We believe that our cash flows from operations and borrowings under, or refinancing of, our current credit facilities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations, including capital expenditures, for at least the next 12 months.
We believe that the expected cash flows from our operations will be sufficient to satisfy cash requirements related to our various financing arrangements for at least the next 12 months.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

	Year Ended December 31,
	2016	2015	2014
Cash Flow Data:
Operating activities	$268.2	$180.0	$329.8
Investing activities	180.5	(460.4)	(302.3)
Financing activities	(61.7)	138.5	16.6
Net increase (decrease)	$387.0	$(141.9)	$44.1
Cash Flows from Operating Activities
Net cash provided by operating activities was $268.2 million for the year ended December 31, 2016, compared to $180.0 million for 2015. Net income attributable to Delek decreased in 2016, to a loss of $153.7 million, compared to income of $19.4 million in 2015. The net loss in 2016 included a non-cash impairment in our equity method investment in Alon USA of $245.3 million and $42.4 million of business interruption proceeds associated with a litigation settlement. Further contributing to the increase in cash provided by operating activities was the collection of $88.6 million of prior period tax related receivables in 2016, and an increase in accounts payable and other current liabilities, primarily due to an increase in accounts payable associated with an increase in volumes and the price of crude oil in 2016, as compared to 2015, an increase in income taxes payable primarily as a result of the sale of the Retail Entities in the fourth quarter of 2016 and an increase in our RINs obligations in 2016 as compared to 2015. These increases were partially offset by an increase in inventories and other current assets, associated with an increase in inventory volumes and an increase in the price of crude oil in 2016, as compared to 2015.

Net cash provided by operating activities was $180.0 million for the year ended December 31, 2015, compared to $329.8 million for 2014. The decrease in cash flows from operations in 2015 compared to 2014 was primarily due to the decrease in net income attributable to Delek for 2015, which was $19.4 million, compared to $198.6 million in 2014. Further contributing to the decrease was an increase in accounts receivable and a sharp decline in inventory and other current assets in 2014. Inventory and other current assets declined less significantly in 2015, primarily resulting from a further decline in crude oil and finished product prices in 2015, as well as the processing of surplus crude inventory at both the Tyler and El Dorado refineries. These were partially offset by a decline in the market values of our derivative contracts and sharp declines in accounts payable and the obligation under our supply and offtake agreement in 2014 that did not decline as significantly in 2015.
Cash Flows from Investing Activities
Net cash provided by investing activities was $180.5 million for the year ended December 31, 2016, compared to cash used of $460.4 million in 2015. This increase in cash provided was primarily due to $378.9 million in proceeds from the sale of the Retail Entities in the fourth quarter of 2016 and decreases in cash contributions to our equity method investments, to $61.6 million in 2016 versus $240.9 million in 2015, and capital expenditures, to $46.3 million in 2016 versus $187.7 million in 2015.
Cash used in investing activities for the year ended December 31, 2016 included the cash portion of our capital expenditures of approximately $46.3 million. Total capital expenditures for 2016 were $46.3 million, of which $27.9 million was spent on projects in the refining segment, $11.8 million was spent in our logistics segment and $6.6 million was spent at the holding company level.
Net cash used in investing activities was $460.4 million for the year ended December 31, 2015, compared to $302.3 million in 2014. This increase was primarily due to equity method investments of $240.9 million in 2015. We did not make any equity method investments in 2014. The increase was partially offset by a decrease in our capital expenditures in 2015, as compared to 2014.
Cash used in investing activities for the year ended December 31, 2015 included the cash portion of our capital expenditures of approximately $187.7 million. Total capital expenditures for 2015 were $191.0 million, of which $164.5 million was spent on projects in the refining segment, $18.6 million was spent in our logistics segment and $7.9 million was spent at the holding company level.

Cash Flows from Financing Activities
Net cash used in financing activities was $61.7 million for the year ended December 31, 2016, compared to cash provided of $138.5 million for 2015. The increase in cash used in financing activities for 2016 primarily consisted of a decrease in net borrowings under our revolving credit facilities, to $41.1 million in 2016, compared to $99.8 million in 2015 and net repayments under our term loans of $14.7 million, compared to net borrowings of $97.0 million in 2015. Partially offsetting the increase in cash used in financing activities was a decrease in stock repurchases, to $6.0 million in 2016, compared to $42.2 million in 2015.
Net cash provided by financing activities was $138.5 million for the year ended December 31, 2015, compared to $16.6 million for 2014. The increase in cash provided by financing activities for 2015 primarily consisted of net borrowings under our revolving credit facilities of $99.8 million in 2015, compared to $94.0 million in 2014 and net borrowings under our term loans of $97.0 million, compared to $60.4 million in 2014. Further contributing to the increase in cash provided by financing activities was a decrease in stock repurchases, to $42.2 million in 2015, compared to $74.7 million in 2014 and a decrease in dividends paid to $37.1 million in 2015, compared to $59.2 million in 2014.

Cash Position and Indebtedness
As of December 31, 2016, our total cash and cash equivalents were $689.2 million and we had total indebtedness of approximately $832.9 million. Borrowing availability under our three separate revolving credit facilities was approximately $503.4 million, and we had letters of credit issued of approximately $102.3 million. We believe we were in compliance with our covenants in all debt facilities as of December 31, 2016.
See Note 11 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion of our third-party indebtedness.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the year ended December 31, 2016 were $46.3 million, of which approximately $27.9 million was spent in our refining segment, $11.8 million in our logistics segment and $6.6 million at the holding company level. Our capital expenditure budget is approximately $80.7 million for 2017. The following table summarizes our actual and planned capital expenditures by operating segment and major category (in millions):

	Year Ended December 31,
	2017 Forecast	2016 Actual
Refining:
Sustaining maintenance, including turnaround activities	$36.4	$18.9
Regulatory	12.3	1.8
Discretionary projects	8.4	7.2
Refining segment total	57.1	27.9
Logistics:
Regulatory	5.3	0.7
Maintenance projects	9.7	8.0
Discretionary projects	3.1	3.1
Logistics segment total	18.1	11.8
Corporate & Other
Growth/profit improvements	5.5	6.6
Total capital spending	$80.7	$46.3
For the full year 2017, we plan to spend approximately $12.3 million on regulatory projects in the refining segment in 2017. We spent $1.8 million on regulatory projects in 2016. In addition, we plan to spend approximately $36.4 million on maintenance projects and approximately $8.4 million for other discretionary projects in 2017, which includes various business development projects. In 2017, we plan to spend $9.7 million on maintenance projects in the logistics segment, $3.1 million on discretionary projects and $5.3 million on regulatory projects.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For further information, please refer to our discussion in Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below as of December 31, 2016, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable obligations	$85.8	$555.5	$196.3	$—	$837.6
Interest(1)	35.0	56.5	3.3	—	94.8
Operating lease commitments(2)	22.9	25.1	4.9	2.8	55.7
Purchase commitments(3)	255.7	—	—	—	255.7
Transportation agreements(4)	101.3	202.7	174.1	211.7	689.8
Total	$500.7	$839.8	$378.6	$214.5	$1,933.6

(1)	Expected interest payments on debt outstanding under credit facilities in place at December 31, 2016. Floating interest rate debt is calculated using December 31, 2016 rates.

(2)	Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2016.

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
We believe the accounting estimate related to the establishment of anticipated year-end LIFO inventory is a critical accounting estimate, because it requires management to make assumptions about future production rates in the Tyler refinery, the future buying patterns of our customers, as well as numerous other factors beyond our control, including the economic viability of the general economy, weather conditions, the availability of imports, the marketing of competitive fuels and government regulation. The impact of changes in actual performance versus these estimates could be material to the inventories reported on our quarterly balance sheets, and the impact on the results reported in our quarterly statements of income could be material. In selecting assumed inventory levels, we use historical trending of production and sales, recognition of current market indicators of future pricing and value, and new regulatory requirements which might impact inventory levels. Management's assumptions require significant judgment because actual year-end inventory levels have fluctuated in the past and may continue to do so.
At each year-end, actual physical inventory levels are used to calculate both ending inventory balances and final cost of goods sold for the year.

Property, Plant and Equipment and Definite Life Intangibles Impairment
Property, plant and equipment and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. We use quoted market prices when available and our internal cash flow estimates discounted at an appropriate interest rate to determine fair value, as appropriate. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. We recognized an impairment charge of $2.2 million in 2015 related to the write-down of certain idle refining equipment in our refining segment to net realizable value. This impairment charge is included in other operating income in our consolidated statement of income for the period. There was no such impairment charge in 2016 or 2014.

Goodwill and Potential Impairment
Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the reporting unit to its estimated fair value. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We use a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimate the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts. If these estimates and assumptions change in the future, due to such factors as a decline in general economic conditions, competitive pressures on sales and margins, and other economic and industry factors beyond management's control, an impairment charge may be required. Our annual assessment of goodwill did not result in impairment during the years ended December 31, 2016, 2015 or 2014. Details of remaining goodwill balances by segment are included in Note 9 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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
Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

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

We maintain, at both company-owned and third-party facilities, inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2016 and 2015, we held approximately 2.6 million and 1.8 million barrels, respectively, of crude and product inventories associated with the Tyler refinery valued under the LIFO valuation method, with an average cost of $59.01 and $43.91 per barrel, respectively. At December 31, 2016 and 2015, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $3.5 million and $0.1 million, respectively. We refer to this excess as our LIFO reserve. At December 31, 2016 and 2015, we held approximately 4 million and 3.7 million barrels, respectively, of crude and product inventories associated with the El Dorado refinery valued under the FIFO valuation method, with an average cost of $53.19 and $44.65 per barrel, respectively. Due to a lower crude oil and refined product pricing environment experienced since the end of 2014, market prices have declined to a level below the average cost of our inventories. At December 31, 2016, we recorded a pre-tax lower of cost or market reserve of $16.0 million, all of which related to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, should market prices recover. At December 31, 2015, we recorded a pre-tax lower of cost or market reserve of $50.9 million, of which $49.8 million related to LIFO inventory, which reversed in the first quarter of 2016, as the inventories associated with the valuation adjustment at the end of 2015 were sold or used. For the years ended December 31, 2016, 2015 and 2014, we recognized net lower of cost or market gains (charges) of $33.8 million, $4.3 million and $(69.6) million, respectively, which were recorded as a component of cost of goods sold in the consolidated statements of income.

Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. We also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs obligations. These future RIN commitments meet the definition of derivative instruments under ASC 815, Derivatives and Hedging ("ASC 815"). In accordance with ASC 815, all of these commodity contracts and future purchase commitments are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. Occasionally, at inception, the company will elect to designate the commodity derivative contracts as cash flow hedges under ASC 815. Gains or losses on commodity derivative contracts accounted for as cash flow hedges are recognized in other comprehensive income on the consolidated balance sheets and ultimately, when the forecasted transactions are completed in net sales or cost of goods sold in the consolidated statements of income.

The following table sets forth information relating to our open commodity derivative contracts as of December 31, 2016 ($ in millions).

	Total Outstanding		Notional Contract Volume (barrels) by Year of Maturity
Contract Description	Market Value	Notional Contract Volume (barrels/RINs)	2017	2018	2019
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$6.4	1,163,000	1,163,000	—	—
Crude oil price swaps - short(1)	(14.8)	2,093,000	2,093,000	—	—
Inventory, refined product and crack spread swaps - long(1)	15.2	829,000	829,000	—	—
Inventory, refined product and crack spread swaps - short(1)	(20.8)	1,871,000	1,871,000	—	—
RIN commitment contracts(2)	$(0.8)	36,750,000	36,750,000	—	—
Total	$(14.8)	42,706,000	42,706,000	—	—
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long(1)	$(32.1)	1,726,000	576,000	1,150,000	—
Inventory, refined product and crack spread swaps - long(1)	—	—	—	—	—
Inventory, refined product and crack spread swaps - short(1)	(4.4)	1,666,000	1,666,000	—	—
Total	$(36.5)	3,392,000	2,242,000	1,150,000	—

(1)Volume in barrels
(2)Volume in RINs
Interest Rate Risk

We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $690.6 million as of December 31, 2016. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2016 would be to change interest expense by approximately $6.9 million.

We help manage this risk through interest rate swap and cap agreements that we may periodically enter into in order to modify the interest rate characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that any interest rate derivatives held would reduce our exposure to short-term interest rate movements. As of December 31, 2016, we had no floating-to-fixed interest rate derivative agreements in place, but we had such an agreement in place for a notional amount of $45.0 million as of December 31, 2015, which matured in February 2016. The estimated fair value of our interest rate derivative liability was zero as of December 31, 2015. In accordance with ASC 815, we recorded an expense representing cash settlements and changes in estimated fair value of the interest rate derivative agreements of $0.1 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income.

While we have not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to elect that treatment in any future transactions.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ii.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and Board of Directors; and

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2016, we maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report, which is included in the section beginning on page F-1.

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Dividend Declaration
On February 27, 2017, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on March 29, 2017, to stockholders of record on March 15, 2017.

J. Aron Amendment

On February 27, 2017, Lion Oil Company and Lion Oil Trading & Transportation, LLC (collectively “Lion Oil”), each a wholly-owned subsidiary of Delek US Holdings, Inc. (the “Company”), executed a Second Amended and Restated Master Supply and Offtake Agreement (the “Amended S&O Agreement”) with J. Aron & Company (“J. Aron”). The Amended S&O Agreement amends and restates the Amended and Restated Master Supply and Offtake Agreement between the parties dated December 23, 2013 including, among other things, terms relating to pricing and an extension of the term for a period of three years from the original expiration date of April 30, 2017, subject to early termination rights.
Throughout the term of the Amended S&O Agreement, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply crude oil to the Company’s refinery in El Dorado, Arkansas. Lion Oil will purchase the crude oil from J. Aron on a daily basis at an estimated average monthly market price. Additionally, J. Aron will purchase certain refined products produced by the El Dorado refinery on a daily basis at an estimated market price. The daily purchases and sales of crude oil and refined products will be reconciled on a monthly basis to actual average monthly prices. Further, pursuant to the Amended S&O Agreement and other related agreements, Lion Oil will endeavor to arrange for potential sales by either Lion Oil or J. Aron to third parties of refined products produced at the El Dorado refinery or purchased from other third parties. In instances where Lion Oil is the seller to such third parties of refined product to which J. Aron holds title, J. Aron will first transfer title to the applicable refined products to Lion Oil. Each month, J. Aron will set target inventory levels for each refined product type, subject to pre-agreed minimum and maximum inventory levels. Pursuant to the Amended S&O Agreement, certain tanks and pipelines may be designated by J. Aron as an included lien location and title to crude oil or product stored in such tanks or pipelines will remain with Lion Oil subject to a lien in favor of J. Aron.
Upon any termination of the Amended S&O Agreement, including in connection with a force majeure event or regulatory termination event where neither party exercises its right to convert all pipelines and tanks included in the facility to included lien locations, the parties are required to negotiate with third parties for the assignment to Lion Oil of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of refined products, and pipeline, terminalling, storage and shipping arrangements. Upon the expiration or termination of the Amended S&O Agreement, Lion Oil will be required to repurchase the consigned crude oil and refined products from J. Aron at then-prevailing market prices as specified in the Amended S&O Agreement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The age (as of February 16, 2017), committee membership and certain other information for each current member of our Board is set forth below along with the names, ages (as of February 16, 2017), positions with Delek and a brief description of the business experience of each of our current executive officers.

Directors	Age	Committees
Ezra Uzi Yemin (Chair)	48	None
William J. Finnerty (Lead Independent Director)	68	EHS (Chair), Compensation, NCG
Carlos E. Jordá	67	Compensation (Chair), EHS
Charles H. Leonard	68	NCG (Chair), Audit, EHS
Gary M. Sullivan, Jr.	70	Audit (Chair), NCG
Shlomo Zohar	65	Audit, Compensation, NCG

Executive Officers	Age	Position
Ezra Uzi Yemin	48	President / Chief Executive Officer
Assaf Ginzburg	41	Executive Vice President / Chief Financial Officer
Frederec Green	51	Executive Vice President / Chief Operating Officer
Mark D. Smith	49	Executive Vice President
Daniel L. Gordon	39	Executive Vice President
Donald N. Holmes	66	Executive Vice President
Avigal Soreq	39	Executive Vice President / Chief Commercial Officer
Ernest C. Cagle	65	Executive Vice President
Anthony L. (Tony) Miller	53	Executive Vice President

Ezra Uzi Yemin has served as the Chairman of our Board since December 2012, as our Chief Executive Officer since June 2004 and as our President and a director since April 2001. He has also served as the chairman of the board of directors and chief executive officer of Delek Logistics GP, LLC ("Logistics GP") since April 2012 and as the chairman of the board of directors of Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA") since May 2015. He served as the chairman of the Board's Compensation Committee from its inception in May 2006 until March 2013. Mr. Yemin also served as our treasurer from April 2001 to November 2003 and as our secretary from May 2001 to August 2005. Mr. Yemin’s duties include the formulation of our policies and strategic direction, oversight of executive officers, and overall responsibility for our operations and performance. The Board believes that Mr. Yemin’s service on the Board provides it with important interaction with, and access to, management’s principal policy-maker that facilitates the Board’s development and implementation of Company policies.

William J. Finnerty has served as one of our directors since April 2014, as a member of our Compensation Committee and Nominating and Corporate Governance Committee (the "NCG Committee") since August 2014, as the chairman of our Environmental Health and Safety Committee (the "EHS Committee") since its inception in August 2014 and as our Lead Independent Director since November 2015. Mr. Finnerty has over 40 years of experience leading businesses in the petroleum and refining industry. From 2011 until 2012, he served as a member of the board of directors of CVR Energy Inc. (NYSE: CVI) where he chaired the environmental, health and safety committee and was a member of the nominating and corporate governance committee. Prior to retiring from Tesoro Corporation (NYSE: TSO) (“Tesoro”) in March 2010, he served as its executive vice president, strategy and corporate development from 2008 to 2010, having responsibility for developing Tesoro’s business plan and strategic plans and multiple business development and merger and acquisition initiatives. He also served as Tesoro’s chief operating officer from 2005 to 2008 where he was responsible for overall operations for manufacturing, environmental and safety, marketing, business development and supply and trading. Mr. Finnerty served on the board of directors of the National Petrochemical and Refiners Association (now known as the American Fuel & Petrochemical Manufacturers) from 2005 to 2010 and was its Vice Chairman from 2007 to 2010. Mr. Finnerty’s career began with Texaco, Inc. in 1970. Since then, he has held executive positions with Equiva Trading Company and Chevron Corporation (NYSE: CVX) in addition to Tesoro. Mr. Finnerty holds a Bachelor of Science degree in Marine Transportation from the State University of New York Maritime College and completed Texaco’s Global Leadership course in Vevey, Switzerland. The Board believes that Mr. Finnerty’s experience in all facets of the downstream sector with both integrated major oil companies and independent refiners, as well as his expertise in strategic considerations, will provide significant value to us.

Carlos E. Jordá has served as one of our directors and a member of the Board's Compensation Committee since May 2006. He has served as the chairman of the Compensation Committee since March 2013 and as a member of the EHS Committee since its inception in August 2014. Mr. Jordá served on the Board's Incentive Plan Committee from its inception in May 2010 until its dissolution in March 2013. Mr. Jordá has also served on the Board's Audit Committee from its inception in May 2006 until March 2013 and was reappointed to the Audit Committee in November 2014 and served until August 2015. In addition, he served on the NCG Committee from its inception in March 2013 until August 2014. Mr. Jordá’s experience has been primarily based in the oil and energy sector. Mr. Jordá has advised clients on potential refining and marketing projects as an employee of Gaffney Cline and Associates, a global oil and gas consulting firm, since May 2009 and as a self-employed consultant from March 2003 until May 2009. The Board believes that Mr. Jordá’s energy industry experience provides the Board with valuable expertise in energy industry matters.

Charles H. Leonard has served as one of our directors and a member of the Board's Audit Committee since May 2006 and a member of the EHS Committee since its inception in August 2014. Mr. Leonard also served on the Board's Compensation Committee from March 2013 to July 2016 and served as the chairman of the Board's Incentive Plan Committee from its inception in May 2010 until its dissolution in March 2013. Mr. Leonard served on the NCG Committee from its inception in March 2013 until August 2014 and was reappointed to the NCG Committee to serve as its chairman in November 2014. Prior to retiring in November 2011, Mr. Leonard served as chief financial officer from March 2009 to November 2011, and vice president from June 2010 to November 2011, of J.A.M. Distributing Company, a privately held provider of quality products and services in vertical markets centering on the fuel, oil and lubricants industries through its lubricant, fuel, automotive, marine, specialty and equipment divisions. The Board believes that Mr. Leonard’s energy industry experience provides the Board with valuable expertise in energy industry matters.

Gary M. Sullivan, Jr. has served as one of our directors and as the chairman of the Board's Audit Committee since August 2015. He has also served as a member of the Board's NCG Committee since July 2016. Mr. Sullivan also served as a member of the board of directors of Logistics GP and the chairman of its audit committee from November 2012 until August 2015. Mr. Sullivan is a certified public accountant and certified global management accountant and has been an adjunct faculty member at Virginia Commonwealth University's School of Business since January 2012 where he teaches accounting and auditing. From 2009 to 2012, Mr. Sullivan was a private investor. From 1975 through 2009, Mr. Sullivan served in various roles with Deloitte & Touche LLP culminating in the role of senior client partner from 2004 through 2009 and was involved in such capacity with several public companies, including sponsors of master limited partnerships. Mr. Sullivan was appointed to the Board because the Board believed that his experience as a certified public accountant and partner with Deloitte & Touche LLP provides the Board with valuable expertise in matters involving finance and accounting.

Shlomo Zohar has served as one of our directors since May 2010, has served on the Board's Audit Committee since March 2011 and served as the chairman of the Audit Committee from November 2014 to August 2015. He has served on the Board's Compensation Committee since March 2013, has served on the NCG Committee since its inception in March 2013, served as chairman of the NCG Committee from March 2013 until November 2014 and served on the Board's Incentive Plan Committee from March 2011 until its dissolution in March 2013. Mr. Zohar has worked as an independent consultant in the financial services sector since January 2006. Between January 2006 and December 2009, Mr. Zohar served as a member and chairman of the boards of directors of Israel Discount Bank Ltd., Mercantile Discount Bank Ltd., Israel Discount Capital Markets & Investments Ltd. and Israel Credit Cards, Ltd. During this time, Mr. Zohar also served as a member and vice chairman of the board of directors of Israel Discount Bank of New York and as a member of the board of directors of Discount Bancorp, Inc. The Board believes that Mr. Zohar’s financial industry experience provides the Board with valuable expertise in the Company’s financial and accounting matters.

Assaf Ginzburg has served as our Chief Financial Officer since January 2013, an Executive Vice President since May 2009 and as a Vice President since February 2005. Mr. Ginzburg has also served as a member of the board of directors and an executive vice president of Logistics GP since April 2012, as its chief financial officer since January 2013 and as a member of the board of directors of Alon USA since May 2015. Mr. Ginzburg has been a member of the Israel Institute of Certified Public Accountants since 2001.

Frederec Green has served as our Chief Operating Officer since November 2016, an Executive Vice President since May 2009 and was the primary operational officer for our refining operations from January 2005 to December 2016. Mr. Green has also served as a member of the board of directors and an executive vice president of Logistics GP since April 2012 and as a member of the board of directors of Alon USA since May 2015. Mr. Green has more than 25 years of experience in the refining industry, including 14 years at Murphy Oil USA, Inc., where he served as a senior vice president during his last six years. Mr. Green has experience ranging from crude oil and feedstock supply, through all aspects of managing a refining business to product trading, transportation and sales.

Mark D. Smith has served as our Executive Vice President and as a vice president of Logistics GP since May 2014. He has served as an executive vice president of Logistics GP since October 2014 and as a member of the board of directors of Alon USA since May 2015. Prior to joining us, Mr. Smith spent nine years as a vice president with Tesoro. From March 2010 until May 2014, Mr. Smith served as the vice president

- development supply and logistics where he was responsible for Tesoro’s strategic supply, trading, and logistics activities. From 2008 through March 2010, Mr. Smith served as vice president - trading and risk management where he led Tesoro's trading and risk management activities.

Daniel L. Gordon has served as our Executive Vice President since August 2014, a Vice President since November 2012, an executive vice president of Logistics GP since October 2014 and as a vice president of our former subsidiary, MAPCO Express, Inc., from 2011 until the sale of our retail segment in November 2016. Prior to joining us in 2011, Mr. Gordon served as president of Aska Energy in Atlanta, Georgia since 2009.

Donald N. Holmes has been our Executive Vice President of human resources since August 2012 and has served as our principal human resources officer since joining us in November 2011. Mr. Holmes has also served as an executive vice president of Logistics GP since April 2012. Prior to joining us, Mr. Holmes served as senior vice president, human resources for Central Parking Corporation from January 2002 through September 2011.

Avigal Soreq has served as our Chief Commercial Officer since November 2016, an Executive Vice President since August 2015 and as a Vice President since December 2012. He has also served as a member of the board of directors of Alon USA since May 2015. Prior to joining us in October 2011, Mr. Soreq worked in business development for SunPower Corporation (NASDAQ: SPWR). Prior to joining SunPower Corporation, Mr. Soreq worked as a senior finance and business consultant for Trabelsy & Co. and as a consultant in the corporate finance department for KPMG’s Tel-Aviv office. Mr. Soreq served in the Israeli Air Force in various roles between 1996 and 2004 and reached the rank of Major. Mr. Soreq is a certified public accountant in Israel.

Ernest C. Cagle has served as our Executive Vice President and as president of our subsidiaries, Lion Oil Company and Delek Refining, Inc., since December 2016. From October 2011 to 2016, Mr. Cagle served as a Vice President of the Company. Mr. Cagle has more than 30 years of experience in the refining industry, including 15 years at Murphy Oil USA, Inc., where he served in various positions, including director of supply and manufacturing, vice president of refining, and vice president of refining support during his last 10 years.

Anthony L. Miller has served as our Executive Vice President since August 2015 and served as a Vice President in our retail segment from September 2009 until the sale of our retail segment in November 2016. Mr. Miller has over 25 years of experience in the retail and consumer packaged goods industries, including over eight years with Thorntons Incorporated, an operator of convenience stores based in Louisville, Kentucky, where he eventually served as a senior vice president. Prior to 2002, Mr. Miller worked for Coca-Cola Bottling in various marketing and operational capacities.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and regulations of the SEC thereunder require our executive officers and directors and persons who own more than ten percent of our Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership of our Common Stock and changes in their ownership with the SEC. Executive officers, directors and persons owning more than ten percent of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and written representations that no other reports were required for or by those persons, we believe that, during the year ended December 31, 2016, all filing requirements applicable to our executive officers, directors and owners of more than ten percent of our Common Stock were met.

BOARD OF DIRECTORS GOVERNANCE GUIDELINES, CODE OF BUSINESS CONDUCT & ETHICS AND COMMITTEE CHARTERS

The full texts of our Board of Directors Governance Guidelines and Code of Business Conduct & Ethics (which applies to all of our employees and directors), as well as the charters for the Audit, Compensation, NCG and EHS Committees, are available on our website at www.DelekUS.com. If we waive any material departure from a provision of our Code of Business Conduct & Ethics, we intend to post such waiver (to the extent applicable to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions) on this website.

AUDIT COMMITTEE

We have a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. During the 2016 fiscal year, the Audit Committee was comprised of Messrs. Sullivan (chairman), Leonard and Zohar. The Board has determined that (i) Messrs. Leonard, Sullivan and Zohar each qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE; and (ii) Mr. Sullivan is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following section entitled “Compensation Discussion and Analysis” is intended to provide material information that is necessary to an understanding of our compensation policies and decisions regarding the individuals named in the 2016 Summary Compensation Table in this Annual Report on Form 10-K. These individuals may be referred to as our “named executive officers” or “NEOs” herein.

Compensation Overview, Objectives and Philosophy

Our NEO compensation framework in 2016 emphasized retention and recruitment in a manner that was designed to support stockholder value and reward the performance of our NEOs with reference to the overall performance of the Company. We have developed a compensation framework that is designed to:

•	Attract, motivate and retain key executives;

•	Centralize administration and control over individual compensation components;

•	Align the long-term economic interests of our executives with those of our stockholders by providing a meaningful portion of executive compensation in the form of equity awards; and

•	Reward excellence and performance by executives that increases the value of our stock and promotes an ethical culture amongst our employees.

These objectives governed the decisions that the Compensation Committee made during the 2016 fiscal year, and will govern the decisions it makes during fiscal year 2017 with respect to the amount and type of compensation payable to our NEOs. Further, we believe that these objectives strengthen our commitment to operate our business in conformity with the highest standards of ethical conduct.

Current Executive Compensation Framework

In 2013, following the sale by our former controlling stockholder Delek Group, Ltd. of shares of its controlling stake in our outstanding common stock, the Compensation Committee developed a new executive compensation framework for the Company appropriate for our status as a Company without a controlling stockholder. The Compensation Committee has continued to refine this new framework in subsequent years, and it continued to guide the Compensation Committee’s compensation decisions in 2016. In general, some of the key tenets of this new compensation framework are as follows:

•	Significant transparency and limited use of Compensation Committee discretion in the award and calculation of annual cash incentives;

•	Annual grants of long-term incentive awards;

•	Significant use of performance awards as an element of long-term incentive compensation;

•	The elimination of residence, family education and travel benefits;

•	A phasing out of tax gross-ups and other tax reimbursements; and

•	The elimination of dividend equivalents payable on appreciation awards such as stock appreciation rights.

Elements of this framework are reflected in the employment agreements we entered into with Mr. Yemin in November 2013 (the "Yemin Agreement"), Mr. Ginzburg in May 2015 (the "Ginzburg Agreement"), Mr. Smith in May 2015 (the "Smith Agreement") and Mr. Miller in August 2015 (the "Miller Agreement") as well as the Annual Incentive Plans for each fiscal year after 2013. Mr. Green executed an employment agreement in November 2011 that significantly influenced his compensation in 2016 before expiring in April 2016. We entered into an employment agreement with Mr. Green in November 2016 which reflects elements of the current framework developed by the Compensation Committee as part of such transition. By December 31, 2016, the compensation of all of our NEOs was governed by arrangements made after March 2013. The current executive compensation framework is expected to continue to guide the terms of future compensatory arrangements with all of our executive officers.

We currently expect that any future employment agreements entered into by our NEOs will continue to follow this framework. While the employment agreement governing Mr. Ginzburg’s compensatory arrangements that will take effect after May 2017 deviates somewhat from this framework, none of the variances will arise until after Mr. Ginzburg’s status as an executive officer of the Company ends on May 31, 2017. Please see the narrative discussion under the heading “Narrative to the 2016 Summary Compensation Table and Grants of Plan-Based Awards in 2016 Table."

Elements of Our Compensation

The compensation framework for our NEOs consists primarily of the following three elements:

•
Fixed Compensation: Base salaries, predetermined severance, limited fringe benefits and perquisites and other benefits are primarily intended to attract and retain our NEOs by providing reliable compensation that is not contingent upon short-term or long-term objectives.

•
Annual Incentive Compensation: Performance-based annual cash bonuses are primarily intended to reward superior performance by our NEOs and support fixed compensation in attracting and retaining our NEOs.

•
Long-Term Incentive Compensation: Equity awards under the 2006 Plan and 2016 Plan are primarily intended to reward longer-term performance by our NEOs and align the long-term economic interests of our NEOs with our stockholders. Equity awards also complement each of the other two elements of our compensation by helping to attract and retain our NEOs and reward superior performance. Our primary forms of equity awards are:

◦
Appreciation awards under the 2006 Plan and 2016 Plan such as SARs and NQSOs. We believe appreciation awards provide a strong link between executive compensation and increases in stockholder value because the value of an appreciation award is contingent upon an increase in the market price of our Common Stock between the grant date and the exercise date.

◦
Performance-based awards under the 2006 Plan and 2016 Plan such as performance-based RSUs ("PRSUs"). We believe performance-based awards provide a strong link between executive compensation and increases in stockholder value because the value of the performance-based award is contingent upon the satisfaction of certain performance conditions during the performance period.

◦
Full value awards such as RSUs under the 2006 Plan and 2016 Plan, phantom units ("DKL Phantom Units") under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "Logistics LTIP") and non-plan-based awards of membership interests ("GP Membership Interests") in Logistics GP, the general partner of Delek Logistics Partners, LP ("Delek Logistics"). In contrast to appreciation and performance-based awards, we believe full value awards are beneficial because their value is less dependent upon market conditions and, therefore, provide a more lasting incentive for our employees to remain with us.

With regard to the mix of these elements in our NEO compensation framework, our philosophy has been to weigh more heavily toward long-term incentive compensation and less toward fixed and annual incentive compensation, and we expect this philosophy to continue. Each of these elements is discussed further below.

Compensation Setting Process

The Compensation Committee is responsible for determining the amount and mix of total compensation to be paid to our NEOs. In making these determinations for our NEOs other than Mr. Yemin, the Compensation Committee typically solicits the input and recommendations of Mr. Yemin and references external consultant studies of our compensation programs conducted contemporaneously or in recent years.

Our goal from year to year is to develop an appropriate mix of fixed, annual incentive and long-term incentive compensation to attract and retain our NEOs while simultaneously incentivizing them to exert their best efforts to maximize near term results and longer term value for our stockholders.

External Consultants

We believe that, in some circumstances, external compensation consultants can provide valuable assistance to us in setting NEO compensation. The Compensation Committee typically engages Aon to provide reports related to the design and amount of NEO compensation and to evaluate achievement under performance awards. The Compensation Committee also engages Aon to provide director compensation analyses and target compensation reports that are used to develop our director compensation framework. Finally, the Compensation Committee typically engages the compensation consultants at Findley to assist us with the development of our annual cash bonus plans and the evaluation of achievement under such plans. We expect that, from time to time, the Compensation Committee will continue to reference data and guidance provided, and to be provided, by Aon, Findley or similar external consultants in setting NEO and director compensation. The Compensation Committee believes that both Aon and Findley are independent of management and provide the Compensation Committee with objective guidance.

Benchmarking

We believe that effective executive compensation practices depend upon the particular facts and circumstances of each employer and should not be dictated by the practices of others. Therefore, our compensation practices for our NEOs are not designed to track any particular company or group of companies. However, we believe that referencing specific and aggregated compensation data from certain companies and groups of companies from time to time can be a useful tool in our decision making process for all areas of our compensation framework. The Compensation Committee, with the assistance of Aon, developed the group of independent refiners listed below (the "Comparator Group") to be referenced from time to time in our 2016 compensation decisions. Because these comparator companies vary in size, the Compensation Committee may consider regression analyses of their data to provide more meaningful points of reference. We may also reference unregressed data from a larger group of general industry companies with sizes similar to ours. We believe this compensation data is derived from appropriate comparative cross-sections of competitors in our industries and for our talent with market capitalization and operational complexity similar to ours and provides meaningful market information to be referenced from time to time in our compensation decisions.

Alon USA Energy, Inc.	PBF Energy, Inc.
Calumet Specialty Products Partners, LP	Phillips 66
CVR Energy, Inc.	Tesoro Corporation
HollyFrontier Corporation	Valero Energy Corporation
Marathon Petroleum Corporation	Western Refining, Inc.

Fixed Compensation

A significant portion of our NEOs' overall cash compensation is base salary. Generally, NEO base salaries have not been based upon specific measures of corporate performance, but are determined by the Compensation Committee with reference to each employee’s individual performance, position and responsibilities, the fixed compensation of our other NEOs and other members of senior management, competitive data and the recommendations of our Chief Executive Officer (except as it pertains to his own compensation). We generally seek to position NEO base salaries at or below the median of size-regressed data from our Comparator Group and unregressed data from other companies of similar size to us. The Compensation Committee believes that the fixed compensation paid to our NEOs is appropriate and helps achieve our objectives to attract, retain and motivate our NEOs. For a description of the base salaries and other elements of fixed compensation paid to our NEOs for 2016, please refer to the 2016 Summary Compensation Table in this Annual Report on Form 10-K.

Annual Incentive Compensation

Annual cash bonuses paid to our NEOs for a fiscal year are typically determined in the first quarter of the ensuing fiscal year and are intended to reward company-wide performance and, to a lesser extent, individual performance during the year.

Compensatory Arrangements and Annual Bonuses

No compensatory arrangement with any NEO guarantees that an annual cash bonus will be paid to him each year. The decision to award annual cash bonuses to our NEOs, and the determination of the amounts thereof (if any), is the prerogative of the Compensation Committee and/or the Board.

2016 Annual Bonus Plan

In February 2016, the Compensation Committee approved an Annual Incentive Plan applicable to our NEOs for the 2016 fiscal year (the “2016 Bonus Plan”). Any payment of awards under the 2016 Bonus Plan would be primarily based on the Company’s earnings per share performance for the year ended December 31, 2016, as such may be adjusted by the Compensation Committee for certain non-cash gains or losses (“Adjusted EPS”).

Under the 2016 Bonus Plan, no annual bonuses would be paid to our executive officers unless the Company’s Adjusted EPS for the year ended December 31, 2016 equaled or exceeded $1.00. If the Company’s Adjusted EPS equaled or exceeded $1.00 for the year ended December 31, 2016, the 2016 Bonus Plan would be fully funded and annual bonuses would be authorized to our NEOs up to a maximum of 200% of their target annual bonuses. However, the Compensation Committee would further evaluate the Company's performance and could exercise downward discretion based upon a matrix that attributes (a) 60% to the Company’s financial performance under an Adjusted EPS / relative return on invested capital matrix, (b) 10% to the Company’s performance in refinery safety as measured by the Company’s total recordable incident rate, (c) 10% to the Company's performance in refinery safety as measured by Tier I and II events at company refining facilities under the OSHA Process Safety Management standard, and (d) 20% to the Company’s performance in refinery utilization as compared to utilization statistics published by the United States Department of Energy and United States Energy Information Administration.

In February 2017, the Compensation Committee evaluated the payment of cash bonuses under the 2016 Bonus Plan, certified that Adjusted EPS of $1.00 had not been achieved and determined that annual cash bonuses would not be paid to our NEOs under the 2016 Bonus Plan.

Transaction Bonus

On October 31, 2016, the Board of Directors of the Company approved the payment of a one-time, discretionary cash bonus to eligible employees of the Company, including the named executive officers, which was contingent upon and payable following completion of the transactions contemplated by that certain Equity Purchase Agreement with Compañía de Petróleos de Chile COPEC S.A. and its subsidiary, Copec Inc., a Delaware corporation (collectively, “COPEC”), whereby the Company sold 100% of the equity interests in MAPCO Express, Inc., MAPCO Fleet, Inc., Delek Transportation, LLC, NTI Investments, LLC and GDK Bearpaw, LLC to COPEC (the “Retail Transaction”). The discretionary transaction bonuses paid to each of the named executive officers were as follows: Mr. Yemin ($600,000), Mr. Ginzburg ($300,000), Mr. Green ($200,000), Mr. Miller ($200,000) and Mr. Smith ($40,000). The individual amounts of the named executive officers’ bonuses were determined in the discretion of the Compensation Committee in recognition of their efforts in connection with the Retail Transaction and based on the value received by the Company from such transaction. For more information on the Retail Transaction, please see our Annual Report on Form 10-K for the year ended December 31, 2016.

2017 Annual Bonus Plan

In February 2017, the Compensation Committee approved an Annual Incentive Plan for the 2017 fiscal year (the “2017 Bonus Plan”). Payment of awards under the 2017 Bonus Plan will primarily be based on the Company’s Adjusted EPS for the year ending December 31, 2017.

Under the 2017 Bonus Plan, no annual bonuses will be paid to our executive officers unless the Company’s Adjusted EPS for the year ending December 31, 2017 equals or exceeds $0.50. If this threshold is achieved, the 2017 Bonus Plan will be fully funded and the Compensation Committee may further evaluate the Company’s relative performance and exercise downward discretion under the formula set forth below.

•	Financial Performance. The Compensation Committee expects to attribute 60% of its evaluation to the Company’s financial performance under an Adjusted EPS / Relative ROIC matrix as set forth below:

Adjusted EPS		Relative ROIC Performance (Percentile of Peer Group)
		<25%	≥25% <50%	≥50% <75%	≥75%
≥ $2.50		150%	175%	175%	200%
$2.25	$2.49	125%	150%	175%	175%
$2.00	$2.24	100%	125%	150%	175%
$1.50	$1.99	75%	100%	125%	150%
$1.00	$1.49	66%	75%	100%	125%
$0.75	$0.99	50%	66%	75%	100%
$0.50	$0.74	25%	50%	66%	75%
< $0.50		0%	0%	0%	0%

•
Safety Metrics. The Compensation Committee expects to attribute 10% of its evaluation, apportioned equally, to the Company’s performance in safety as measured by each of (i) the Company’s total recordable incident rate and (ii) the Company's days away, restricted or transferred rate.

•
Process Safety Management / Environmental Metrics. The Compensation Committee expects to attribute (i) 5% of its evaluation to Tier I and II events at company refining facilities under the OSHA Process Safety Management standard and (ii) 5% of its evaluation to environmental metrics which consist of (A) 3% to spills and releases, (B) 1% to flaring hours and (C) 1% to water exceedances.

•
Refinery Reliability and Utilization. The Compensation Committee expects to attribute the remaining 20% of its evaluation, apportioned equally, to the Company’s performance in (i) refinery operational availability as compared to the operational availability of other U.S. refineries as reported in the most recent published Solomon Associates North and South America Fuels Study at the beginning of the applicable bonus year (with the 2017 bonus year being based on the 2014 study published by Solomon Associates) and (ii) refinery utilization as compared to utilization of other U.S. refineries as reported in the most recent published Solomon Associates North and South America Fuels Study.

In February 2017, the Compensation Committee evaluated the Comparator Group to be referenced from time to time in our 2017 compensation decisions and determined that, due to the consolidation in the industry, Western Refining, Inc. and Alon USA Energy, Inc. would be removed.

Long-Term Incentives

The Compensation Committee believes that the grant of non-cash, long-term compensation, primarily in the form of long-term incentive awards, to our NEOs is appropriate to attract, motivate and retain such individuals, and enhance stockholder value through the use of non-cash, equity incentive compensation opportunities. The Compensation Committee believes that the best interests of our stockholders would be most effectively advanced by enabling our NEOs, who are responsible for our management, growth and success, to receive compensation from time to time in the form of long-term incentive awards. Because the vesting of long-term awards is based upon continued employment with us, the awards are designed to provide our NEOs with an incentive to remain with us. Since long-term awards will increase in value in conjunction with an increase in the value of our Common Stock or other performance metrics, such awards are also designed to align the interests of our NEOs and our stockholders.

Compensatory Arrangements and Long-Term Incentives

No compensatory arrangement with any NEO guarantees that long-term incentive compensation will be awarded to him each year. The decision to award long-term incentive compensation to our NEOs, and the determination of the amounts thereof (if any), is the prerogative of the Compensation Committee and/or the Board.

2006 Long-Term Incentive Plan

In anticipation of our initial public offering in 2006, our Board and then-sole stockholder adopted the 2006 Plan in April 2006, and amendments to the 2006 Plan were approved by our Board and stockholders on May 4, 2010. The 2006 Plan expired in April 2016. At December 31, 2016, the 2006 Plan provided equity-based compensation to approximately 50 of our employees, including our NEOs. The 2006 Plan permitted us to grant stock-based awards such as NQSOs, SARs, RSUs and PRSUs as well as cash incentive awards to directors, officers, employees, consultants and other individuals (including advisory board members) who perform services for us or our affiliates. RSU and PRSU awards under the 2006 Plan were accompanied by dividend equivalent rights providing for a lump sum cash amount equal to the accrued dividends from the grant date of the RSU or PRSU, which is paid in cash on the vesting date.

The Compensation Committee generally administers the 2006 Plan and, prior to the expiration of the 2006 Plan in April 2016, had discretion to select the persons to whom awards are made under the 2006 Plan and prescribed the terms and conditions of each award under the 2006 Plan. The Board also has the power to administer the 2006 Plan. With respect to the application of the 2006 Plan to non-employee directors, the Board has sole responsibility and authority for matters relating to the grant and administration of awards.

Equity awards under the 2006 Plan are subject to exercise or base prices equal to (or greater than) the market price of our Common Stock on the grant date. We define the market price of our Common Stock as the NYSE closing price on the date of the grant, or the last previous NYSE closing price if the date of the grant occurs on a day when the NYSE is not open for trading. In 2016, we granted 121,500 SARs, 139,368 RSUs and 139,368 PRSUs under the 2006 Plan. In March 2016, the last grants of equity awards under the 2006 Plan were made. For a description of the equity awards made under the 2006 Plan in 2016 to our NEOs and directors, you should read the narrative discussions and tables under the headings "Grants of Plan-Based Awards in 2016" and "Compensation of Directors in 2016" in this Annual Report on Form 10-K.

The Compensation Committee does not consider gains from prior equity awards in setting other elements of compensation. For a description of how the grant dates of certain equity awards are predetermined with reference to the expected release of material non-public information, you should read the narrative discussion of our Compensation Committee under the heading "Committees of the Board of Directors" in this Annual Report on Form 10-K.

2016 Long-Term Incentive Plan

On May 5, 2016, our stockholders approved our 2016 Long-Term Incentive Plan (the “2016 Plan”). The 2016 Plan succeeds the 2006 Plan, which expired in April 2016. At December 31, 2016, the 2016 Plan provided equity-based compensation to approximately 950 of our employees, including our NEOs. The 2016 Plan allows us to grant stock options, SARs, restricted stock, RSUs, performance awards and other stock-based awards of up to 4,400,000 shares of our Common Stock to certain directors, officers, employees, consultants and other individuals who perform services for us or our affiliates.  RSU and PRSU awards under the 2006 Plan were accompanied by dividend equivalent rights providing for a lump sum cash amount equal to the accrued dividends from the grant date of the RSU or PRSU, which is paid in cash on the vesting date.

The Compensation Committee generally administers the 2016 Plan, has discretion to select the persons to whom awards are made under the 2016 Plan and prescribes the terms and conditions of each award under the 2016 Plan. The Board also has the power to administer the 2016 Plan. With respect to the application of the 2016 Plan to non-employee directors, the Board has sole responsibility and authority for matters relating to the grant and administration of awards. For a description of the Compensation Committee’s delegation of authority to grant equity awards, you should read the narrative discussion of our Compensation Committee under the heading "Committees of the Board of Directors" in this Annual Report on Form 10-K.

Equity awards under the 2016 Plan are subject to exercise or base prices equal to (or greater than) the market price of our Common Stock on the grant date. We define the market price of our Common Stock as the NYSE closing price on the date of the grant, or the last previous NYSE closing price if the date of the grant occurs on a day when the NYSE is not open for trading. In June 2010, we began using SARs, rather than NQSOs, as the primary form of appreciation awards under the 2006 Plan and we intend to continue this practice under the 2016 Plan. We believe that, over time, SARs require us to issue fewer shares under the 2016 Plan and are, therefore, likely to be less dilutive to our stockholders. Our practice has been to make initial grants of equity awards under the 2006 Plan to newly hired eligible employees, including our NEOs. Under the 2016 Plan, we intend to continue granting equity awards to newly hired employees under the 2016 Plan. In June of each year, we have also made annual grants of equity awards under the 2006 Plan to existing eligible employees in quantities less than the employee's initial grant. We intend to continue granting annual equity awards to employees under the 2016 Plan. In 2016, we granted 226,300 SARs, 628,835 RSUs and no PRSUs under the 2016 Plan. For a description of the equity awards made under the 2016 Plan in 2016 to our NEOs and directors, you should read the narrative discussions and tables under the headings "Grants of Plan-Based Awards in 2016" and "Compensation of Directors in 2016" in this Annual Report on Form 10-K.

We intend to continue our practice of providing long-term equity-based compensation under the 2016 Plan to our employees, including our NEOs, through time-vested grants with exercise or base prices equal to (or greater than) the fair market value of our Common Stock on the grant date. We also intend to continue our practice of making initial grants to newly hired eligible employees, including future NEOs. The Compensation Committee does not currently consider gains from prior equity awards in setting other elements of compensation.

No awards will be made under the 2016 Plan after May 5, 2026.

Delek Logistics GP, LLC 2012 Long-Term Incentive Plan

The board of directors of Logistics GP adopted the Logistics LTIP in connection with Delek Logistics' initial public offering in 2012. The Logistics LTIP is a unit-based compensation plan for the benefit of Logistics GP's officers, directors and employees or its affiliates and any consultants, affiliates or other individuals who perform services for Delek Logistics. Because some members of the Logistics GP board of directors primarily perform services on our behalf in their roles as our executive officers, the Logistics LTIP is generally administered by the conflicts committee of the Logistics GP board of directors which is a committee comprised entirely of independent directors. The full Logistics GP board of directors may also grant awards and the conflicts committee may delegate, and has delegated to an executive officer of Logistics GP in the past, the authority to issue awards to non-Section 16 officers of Logistics GP.

The Logistics LTIP limits the number of units that may be delivered pursuant to vested awards to 612,207 common units, subject to proportionate adjustment in the event of unit splits and similar events. The Logistics LTIP permits the grant of DKL Phantom Units, unit options, restricted units, unit appreciation rights, distribution equivalent rights and other unit-based awards. DKL Phantom Units are the only form of award granted under the Logistics LTIP to date and are accompanied by distribution equivalent rights providing for a lump sum cash amount equal to the accrued distributions from the grant date of the phantom unit, which is paid in cash on the vesting date. DKL Phantom Unit awards under the Logistics LTIP will be settled with Delek Logistics common units. All of the DKL Phantom Unit awards made in 2016 were to the independent members of the Logistics GP board of directors. Mark Cox, a member of the Logistics GP board of directors received an award of DKL Phantom Units in June 2016. Mr. Cox joined the Company as an employee and was appointed as the Chief Administrative Officer and Executive Vice President of the Company and the Logistics GP after such award was made.

Pursuant to the terms of the Logistics LTIP, upon the occurrence of an Exchange Transaction (as defined in the Logistics LTIP, and generally including a merger, consolidation, acquisition, reorganization or similar extraordinary transaction with respect to Delek Logistics), the Logistics GP board of directors may, in its discretion, accelerate the vesting of DKL Phantom Units, adjust the terms of any outstanding DKL Phantom Units, or, in the event of an Exchange Transaction in which Delek Logistics' unitholders receive equity of another entity, provide for the conversion of DKL Phantom Units into comparable awards for such entity's equity. This provision provides the potential for immediate value to our NEOs in connection with an Exchange Transaction and, therefore, aligns our NEOs' interests with those of Delek Logistics' unitholders and incentivizes our NEOs to work to maximize the value of Delek Logistics units in the event such a transaction were to occur. For a description of the terms of these arrangements see “Potential Payments Upon Termination or Change-in-Control” in this Annual Report on Form 10-K.

Fringe Benefits, Perquisites and Severance Provisions

Our NEOs are eligible to participate in the benefit plans generally available to all of our employees, which include health, dental, life insurance, vision and disability insurance. We also sponsor a voluntary 401(k) Employee Retirement Savings Plan (“401(k) Plan”) for eligible employees (including our NEOs) administered by Wells Fargo Institutional Retirement and Trust, a business unit of Wells Fargo Bank, N.A. Employees must be at least 21 years of age with at least 1,000 hours worked to be eligible to participate in the 401(k) Plan. After the first anniversary of employment with us, we match employee contributions to the 401(k) Plan, including those by our NEOs, on a fully vested basis up to a maximum of six percent of eligible compensation.

Since the 2008 tax year, we have reimbursed our executive officers for the cost of professional preparation of their income tax returns. Because our executive officers are typically among our most highly compensated employees, their personal tax returns may be examined in connection with examinations of our tax returns. In addition, Exchange Act reporting requirements expose the executive officers’ compensation to public scrutiny. We believe that encouraging our executive officers to seek professional tax advice will mitigate the personal risks that accompany the heightened scrutiny of their compensation, provide us with a retention and recruiting tool for executive officers, and protect us from the negative publicity that could surround an executive officer’s misstatement of his or her personal income tax liabilities.

In addition, we provided limited additional perquisites to Messrs. Yemin, Ginzburg and Green in 2016 pursuant to the terms of their employment agreements. Messrs. Yemin and Ginzburg each received the use of a company-owned automobile. We reimbursed Mr. Green for the value of income taxes incurred as a result of vested RSUs granted under his 2011 employment agreement, but such reimbursements were eliminated under the 2016 Green Agreement. We expect the perquisites provided to Messrs. Yemin and Ginzburg in 2016 to continue in 2017 pursuant to their current employment agreements and Mr. Ginzburg will continue to receive the use of a company-owned automobile following the end of his service as our chief financial officer and transition to his new, non-executive officer role at a reduced level of compensation beginning in June 2017 as provided in the 2017 Ginzburg Agreement. For a description of the perquisites paid to our NEOs for 2016, you should read the 2016 Summary Compensation Table in this Annual Report on Form 10-K.

The employment agreements with our NEOs, as well as the terms of the 2006 Plan, the 2016 Plan and Logistics LTIP, may require us to provide compensation or other benefits to our NEOs in connection with certain events related to a termination of employment or an exchange transaction. For a description of the terms of these arrangements, see “Potential Payments Upon Termination or Change-in-Control” in this Annual Report on Form 10-K. We have established these arrangements because we believe that providing NEOs with compensation and benefit arrangements upon termination or an exchange transaction is necessary for us to be competitive with compensation packages of other companies in our industry and assists us in recruiting and retaining talented executives. In addition, formalizing these benefits provides us with certainty in terms of our obligations to an eligible executive in the event that our relationship with any such executive is terminated.

Stock Ownership Requirements

In December 2014, our Board adopted the stock ownership and retention guidelines set forth below:

Individual	Value of Shares To Be Owned
Chief Executive Officer	5 x Base Salary
Other Executive Officers	2 x Base Salary
Non-Employee Director	3 x Base Annual Retainer

Executive officers and non-employee directors have five years to meet the requisite ownership threshold and, once attained, are expected to continuously own sufficient shares to meet that threshold. Compliance with the guidelines is monitored by the Compensation Committee. The full text of our stock ownership and retention guidelines is available on our website at www.DelekUS.com.

Clawback Policy

Our Compensation Committee adopted a clawback policy in March 2016 (the "Clawback Policy"). Under the Clawback Policy, if (a) our consolidated financial statements are materially restated within three years of the first filing of such financial statements with the SEC, and (b) the Compensation Committee determines, in its reasonable discretion, that (i) any current or former executive officer (as defined in Rule 3b-7 promulgated by the SEC under the Exchange Act) of the Company (an “Executive”) has engaged in intentional misconduct and (ii) such misconduct caused or partially caused the need for such restatement, then the Compensation Committee may, within 12 months after the first public announcement or filing with the SEC of such a material restatement, to the extent permitted by applicable law, require that the Executive forfeit and/or return to us all or a portion of the compensation vested, awarded or received under any equity award (including any award of stock options, restricted stock, RSUs,

PRSUs or other performance shares, phantom shares or SARs) during the period subject to restatement. However, any forfeiture and/or return of compensation by an Executive under the Clawback Policy will, in any event, be limited to any portion thereof that the Executive would not have received if our consolidated financial statements had been reported properly at the time of first public release or filing with the SEC. The full text of our Clawback Policy is available on our website at www.DelekUS.com.

Compensation Committee Interlocks and Insider Participation

Each of Messrs. Finnerty, Jordá, Leonard and Zohar served on the Compensation Committee during the 2016 fiscal year and each of them qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE, as an “outside director” for the purposes of Section 162(m) of the Internal Revenue Code and as a “non-employee director” for the purposes of Rule 16b-3 under the Exchange Act. None of our executive officers currently serves (and did not serve during the 2016 fiscal year) as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board.

Prohibition Against Speculative Transactions

Our Code of Business Conduct & Ethics, which applies to all of our employees and directors, prohibits speculative transactions in our stock such as short sales, puts, calls or other similar options to buy or sell our stock in an effort to hedge certain economic risks or otherwise.

Guidelines For Trades By Insiders

We maintain policies that govern trading in our common stock by officers and directors required to report under Section 16 of the Exchange Act, as well as certain other employees who may have regular access to material non-public information about us. These policies include pre-approval requirements for all trades and periodic trading “black-out” periods designed with reference to our quarterly financial reporting schedule. We also require pre-approval of all trading plans adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act. To mitigate the potential for abuse, no trades are allowed under a trading plan within 30 days after adoption. In addition, we discourage termination or amendment of trading plans by prohibiting trades under new or amended plans within 90 days following a plan termination or amendment.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Members of the Compensation Committee

Carlos E. Jordá, Chairman
William J. Finnerty
Shlomo Zohar

2016 Summary Compensation Table

The 2016 Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2016 (and the two prior fiscal years) for (i) our principal executive officer (Mr. Yemin), (ii) our principal financial officer (Mr. Ginzburg) and (iii) our three other most highly compensated executive officers for the fiscal year ended December 31, 2016 (Messrs. Green, Smith and Miller). We refer to these individuals collectively herein as our “named executive officers” or “NEOs.” The footnotes to the 2016 Summary Compensation Table set forth narrative discussions of the material factors necessary to understand the information disclosed in the table.

(a)	(b)	(c)			(d)		(e)		(f)	(i)		(j)
Name Principal Position(s)	Fiscal Year	Salary*			Bonus(1)		Stock Awards		Option Awards	All Other Compensation		Total
		($)		(%)(2)	($)	(%)(2)	($)(3)		($)	($)		($)
Ezra Uzi Yemin President and Chief Executive Officer	2016	609,231	(4)	14.7	600,000	14.4	2,904,555	(5)	—	43,989	(6)	4,157,775
	2015	880,000		18.5	—	0.0	3,842,383		—	43,697		4,766,080
	2014	880,000		13.7	2,156,000	33.6	3,336,022		—	41,818		6,413,840
Assaf Ginzburg Executive Vice President and Chief Financial Officer	2016	375,000		26.7	300,000	21.4	677,493	(7)	—	51,675	(8)	1,404,168
	2015	347,500		11.0	—	0.0	2,584,561		—	243,748		3,175,809
	2014	306,154		30.2	280,000	27.6	—		—	429,018		1,015,172
Frederec Green Executive Vice President and Chief Operating Officer	2016	326,346	(9)	18.1	200,000	11.1	1,197,383	(10)	—	77,631	(11)	1,801,360
	2015	320,000		55.3	—	0.0	—		—	259,098		579,098
	2014	306,154		36.5	280,000	33.4	—		—	253,235		839,389
Mark D. Smith Executive Vice President (12)	2016	320,000		49.4	40,000	6.2	270,926	(13)	—	17,034	(14)	647,960
	2015	306,154		35.0	—	0.0	561,008		—	6,718		873,880
	2014	166,923		21.2	201,700	25.7	—		342,875	74,587		786,085
Anthony L. Miller Executive Vice President (15)	2016	240,000		33.0	200,000	27.5	270,926	(13)	—	15,662	(16)	726,588
	2015	221,538		35.4	—	0.0	307,742		79,430	16,979		625,689

*
Amounts shown represent 26 bi-weekly pay periods during each fiscal year and are not reduced to reflect the NEO's contributions, if any, to the Company’s 401(k) Plan. Amounts shown are amounts actually earned by the NEO during the applicable fiscal year and reflect, to the extent applicable, the impact of any salary adjustments during the year.

(1)
For 2016, the amounts reported in this column reflect the one-time, discretionary cash transaction bonuses paid to the NEOs upon the completion of the Retail Transaction in November 2016. Please see “Compensation Discussion and Analysis-Transaction Bonus” above for a description of these amounts.

(2)	This column represents the dollar amount as a percentage of the Total Compensation figure set forth in column (j).

(3)
Amounts in this column represent the fair value of PRSUs and RSUs. The fair value of PRSUs is calculated using a Monte-Carlo simulation model, which assumes a risk-free rate of interest of 1.08%, an expected life of 2.81 years and an expected volatility of 41.77%. The fair value of RSUs is calculated using the closing price of our Common Stock on the date of the grant. Assumptions used in the calculation of these amounts for the 2016 fiscal year are included in footnote 13 to our audited financial statements for the 2016 fiscal year included in our Annual Report on Form 10-K filed with the SEC on February 27, 2017. Because the fair value of PRSUs is calculated differently than the fair value of RSUs, the grant date fair values for PRSUs and RSUs covering identical quantities of shares may differ.

(4)	Reflects Mr. Yemin’s voluntary waiver of $270,769 of his base salary for fiscal 2016 pursuant to a letter agreement, dated May 5, 2016, between Mr. Yemin and the Company.

(5)
This amount represents the $1,404,670 fair value of 98,160 PRSUs and $1,499,885 fair value of 98,160 RSUs granted to Mr. Yemin on March 10, 2016. If achievement of the highest level of performance conditions is assumed, the grant date fair value of the PRSUs would be $2,809,339.

(6)
For the fiscal year 2016, this amount includes matching contributions to the Company’s 401(k) Plan in the amount of $15,900, group term life insurance premiums of $810, reimbursement in the amount of $24,999 for professional tax preparation fees, and the incremental costs of the following perquisites: medical exam fees and personal use of a company-owned automobile.

(7)
This amount represents the $327,642 fair value of 22,896 PRSUs and $349,851 fair value of 22,896 RSUs granted to Mr. Ginzburg on March 10, 2016. If achievement of the highest level of performance conditions is assumed, the grant date fair value of the PRSUs would be $655,284.

(8)
For the fiscal year 2016, this amount includes matching contributions to the Company’s 401(k) Plan in the amount of $15,900 and group term life insurance premiums of $540, reimbursement in the amount of $29,696 for rental expenses and realtor fees related to a home rented in Israel and the incremental costs of the following perquisites: professional tax preparation fees and personal use of a company-owned automobile.

(9)
During fiscal year 2016, Mr. Green (i) received base salary at an annualized rate of $320,000 through October 31, 2016, and (ii) in connection with his new employment agreement with the Company effective November 1, 2016, thereafter received base salary at an annualized rate of $375,000 for the remainder of fiscal 2016.

(10)	This amount reflects the $1,197,383 fair value of 49,275 RSUs granted to Mr. Green on December 10, 2016.

(11)
For the fiscal year 2016, this amount includes matching contributions to the Company’s 401(k) Plan in the amount of $15,900, group term life insurance premiums of $1,242 and reimbursement in the amount of $60,489 for the value of income taxes incurred as a result of vested RSUs. This amount does not include the value of perquisites and other personal benefits received by Mr. Green because the aggregate amount of such compensation was less than $10,000.

(12)	Information for the 2014 fiscal year does not represent a full fiscal year because Mr. Smith did not commence employment with us until May 2014.

(13)
This amount represents the $131,022 fair value of 9,156 PRSUs and $139,904 fair value of 9,156 RSUs granted to each of Messrs. Smith and Miller on March 10, 2016. If achievement of the highest level of performance conditions is assumed, the grant date fair value of the PRSUs would be $262,045.

(14)
For the fiscal year 2016, this amount includes matching contributions to the Company’s 401(k) Plan in the amount of $15,900 and group term life insurance premiums of $1,134. This amount does not include the value of perquisites and other personal benefits received by Mr. Smith because the aggregate amount of such compensation was less than $10,000.

(15)	Information is presented only for the 2015 and 2016 fiscal years because Mr. Miller was not an NEO during the 2014 fiscal year.

(16)
For the fiscal year 2016, this amount includes matching contributions to the Company's 401(k) Plan in the amount of $14,475 and group term life insurance premiums of $1,187. This amount does not include the value of perquisites and other personal benefits received by Mr. Miller because the aggregate amount of such compensation was less than $10,000.

Grants of Plan-Based Awards in 2016

The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2016.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (#)(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards (Per Share)	Grant Date Fair Value of Stock and Option Awards (3)
		Threshold	Target	Maximum
Ezra Uzi Yemin (4)	03/10/2016	49,080	98,160	196,320	—	—	—	$1,404,670
	03/10/2016	—	—	—	98,160	—	—	$1,499,885
Assaf Ginzburg (5)	03/10/2016	11,448	22,896	45,792	—	—	—	$327,642
	03/10/2016	—	—	—	22,896	—	—	$349,851
Frederec Green (6)	12/10/2016	—	—	—	49,275	—	—	$1,197,383
Mark D. Smith (7)	03/10/2016	4,578	9,156	18,312	—	—	—	$131,022
	03/10/2016	—	—	—	9,156	—	—	$139,904
Anthony L. Miller (7)	03/10/2016	4,578	9,156	18,312	—	—	—	$131,022
	03/10/2016	—	—	—	9,156	—	—	$139,904

(1)
The amounts in this column reflect the threshold, target and maximum shares to be issued upon the vesting of PRSUs.  The PRSUs are subject to a performance period beginning January 1, 2016 and ending December 31, 2018.

(2)	The amounts in this column reflect the shares to be issued upon the vesting of RSUs.

(3)
The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes over the expected term of the grant.  Assumptions used in the calculation of this amount for the 2016 fiscal year are included in footnote 13 to our audited financial statements for the 2016 fiscal year included in this Annual Report on Form 10-K.  Because the fair value of PRSUs is calculated differently than the fair value of RSUs, the grant date fair values for PRSUs and RSUs covering identical quantities of shares may differ.

(4)
On March 10, 2016, Mr. Yemin was granted 98,160 PRSUs and 98,160 RSUs.  24,539 of the RSUs had vested at December 31, 2016, 8,180 will vest on March 10, 2017 and every three months thereafter until the final tranche of 8,181 vests on March 10, 2019.

(5)
On March 10, 2016, Mr. Ginzburg was granted 22,896 PRSUs and 22,896 RSUs.  5,723 of the RSUs had vested at December 31, 2016, 1,908 will vest on March 10, 2017 and every three months thereafter until the final tranche of 1,909 vests on March 10, 2019.

(6)
On December 10, 2016, Mr. Green was granted 49,275 RSUs.  None of the RSUs had vested at December 31, 2016, 8,212 will vest on June 10, 2017, 4,106 will vest every three months thereafter until March 10, 2019, and 4,107 will vest on each of June 10, September 10 and December 10, 2019.

(7)
On March 10, 2016, Messrs. Smith and Miller were each granted 9,156 PRSUs and 9,156 RSUs.  2,288 of the RSUs had vested for each of Messrs Smith and Miller at December 31, 2016, 763 will vest on March 10, 2017 and 763 will vest every three months thereafter until the final tranche of 764 vests on March 10, 2019.

Narrative to the 2016 Summary Compensation Table and Grants of Plan-Based Awards in 2016 Table

Yemin Employment Agreement

Based in part on a chief executive officer compensation analysis conducted by Aon, the Compensation Committee recommended, the Board approved and the Company entered into Mr. Yemin's current employment agreement effective November 1, 2013. Under the terms of the Yemin Agreement, Mr. Yemin continues to serve as the Company’s Chief Executive Officer and as the Chairman of the Board. The Yemin Agreement specifies that Mr. Yemin’s base salary shall be no less than the annualized equivalent of $880,000. Pursuant to a letter agreement between Mr. Yemin and the Company dated May 5, 2016, Mr. Yemin waived 50% of his Base Compensation (as such term is defined in the Yemin Agreement) for a period that began May 9, 2016 until he determined, in his sole discretion, to revoke such waiver. Mr. Yemin revoked the waiver effective December 31, 2016. Under the Yemin Agreement, Mr. Yemin also leases his residence from us at fair market value and holds an option to purchase the residence from the Company at fair market value. Finally, he will continue to be reimbursed for the reasonable costs of professional preparation of his personal income tax return(s) and will continue to be provided the personal use of a company-owned automobile.

Under the terms of the Yemin Agreement, Mr. Yemin may receive certain benefits upon the expiration or termination of his employment. Please see the narrative discussion under the heading “Potential Payments Upon Termination or Change-In-Control” in this Annual Report on Form 10-K for further discussion of these terms.

2015 Employment Agreements with Smith and Miller

We entered into employment agreements with Mr. Smith in May 2015 and with Mr. Miller in August 2015. Mr. Smith’s agreement was effective May 1, 2015 and succeeded his offer of employment letter with us dated April 22, 2014. Mr. Miller’s agreement was effective August 3, 2015 and succeeded his prior employment agreements with us.

Under the terms of the agreements, Messrs. Smith and Miller agreed to serve as Executive Vice Presidents. The agreements specify that base salaries shall be no less than the annualized equivalent of $320,000 and $240,000 for Messrs. Smith and Miller, respectively. Each of Messrs. Miller and Smith will be reimbursed for the reasonable costs of professional preparation of his personal income tax return(s) pursuant to his respective employment agreement with us.

Each of Messrs. Smith and Miller may receive certain benefits upon the expiration or termination of employment under their employment agreements. Please see the narrative discussion under the heading “Potential Payments Upon Termination or Change-In-Control” in this Annual Report on Form 10-K for further discussion of these terms.

2015 and 2017 Ginzburg Employment Agreements

We entered into an employment agreement with Mr. Ginzburg in May 2015 (the "2015 Ginzburg Agreement"). The 2015 Ginzburg Agreement was effective July 1, 2015 and succeeded his previous employment agreement with us that expired June 30, 2015. Under the terms of the 2015 Ginzburg Agreement, Mr. Ginzburg agreed to continue to serve as the Company's Executive Vice President and Chief Financial Officer. The 2015 Ginzburg Agreement specifies that Mr. Ginzburg's base salary shall be no less than the annualized equivalent of $375,000 and that Mr. Ginzburg will be reimbursed for the reasonable costs of professional preparation of his personal income tax return(s) and will be provided the personal use of a company-owned automobile.

Mr. Ginzburg may receive certain benefits upon the expiration or termination of employment under the 2015 Ginzburg Agreement. Please see the narrative discussion under the heading “Potential Payments Upon Termination or Change-In-Control” in this Annual Report on Form 10-K for further discussion of these terms.

On November 2, 2016, we entered into an employment agreement effective June 1, 2017 with Mr. Ginzburg (the "2017 Ginzburg Agreement") which expires March 31, 2020. Mr. Ginzburg’s current employment agreement dated July 1, 2015 will continue through May 31, 2017.  Effective as of June 1, 2017, Mr. Ginzburg will cease to serve as our Chief Financial Officer and will cease to be an executive officer of the Company, but will continue to serve the Company in a non-executive officer role.   Pursuant to the 2017 Ginzburg Agreement, Mr. Ginzburg will devote approximately 50% of his business time to the Company through March 31, 2020.

The 2017 Ginzburg Agreement provides that Mr. Ginzburg will receive an annualized base salary of at least $237,500 and sets Mr. Ginzburg's annual bonus target for the 2017 fiscal year at an amount equal to (1) 75% of his base compensation during the period from January 1, 2017 to May 31, 2017, and (2) 60% of his base compensation during the period from June 1, 2017 to December 31, 2017.  The 2017 Ginzburg Agreement sets Mr. Ginzburg’s annual bonus target for the 2018 fiscal year and each year thereafter at 60% of his base salary.  Under the 2017 Ginzburg Agreement, Mr. Ginzburg will be reimbursed for the reasonable costs of professional preparation of his personal income tax return(s) during the term of his agreement.  Additionally, pursuant to the 2017 Ginzburg Agreement, after Mr. Ginzburg’s status as an executive officer of the Company ends, if Mr. Ginzburg is not eligible to participate in the Company’s benefit plans due to devoting approximately 50% of his business time to the Company, the Company will pay Mr. Ginzburg an amount in cash equal to the value of such benefits that would have otherwise been received if he were eligible to participate in the Company’s benefit plans, including, but not limited to (A) the cost of the Company to provide health care benefits for Mr. Ginzburg and his family, (B) a cash amount equal to 6% of Mr. Ginzburg's salary which he would have otherwise received in matching contributions to the Company’s 401(k) plan, and (C) the imputed value of group term life insurance premiums.  Mr. Ginzburg will also continue to be provided the personal use of a company-owned automobile.

In connection with the approval of the 2017 Ginzburg Agreement, the Compensation Committee approved long-term incentive awards to be granted to Mr. Ginzburg in March 2017 with a grant date fair value no less than $700,000. Approximately half of the target value of the equity awards to Mr. Ginzburg will be in the form of time-vested RSUs, which will vest quarterly, conditioned upon continued employment over three years, provided that no RSUs will vest in the first quarter following the grant date, and the RSUs that would otherwise have vested in the first quarter following the grant date will instead vest with the RSUs vesting in the second quarter following the grant date. The balance of the equity that will be awarded to Mr. Ginzburg will be in the form of two tranches of PRSUs. Each tranche of the PRSUs will have a performance period commencing January 1, 2017 with one tranche ending December 31, 2018 and the other ending December 31, 2019. The RSUs and PRSUs will be granted under the Company’s 2016 Long-Term Incentive Plan on the grant date and shall be subject to such customary terms and conditions for similar grants under such plan.

Prior and Current Green Employment Agreements

We entered into an employment agreement effective November 1, 2011 with Mr. Green that expired on April 30, 2016 (the "2011 Green Agreement"). The 2011 Green Agreement provided that Mr. Green would receive an annualized base salary of at least $280,000 and would be reimbursed for the reasonable costs of professional preparation of his personal income tax return(s) during the term of his agreement. The 2011 Green Agreement also set Mr. Green's annual bonus target between 33% and 75% of his base salary at the end of the bonus year and provided for the RSU grants described below.

Mr. Green was granted 200,000 RSUs on December 10, 2011 and all of these shares had vested at December 31, 2016. Under the terms of the 2011 Green Agreement, income taxes incurred as a result of these RSUs were reimbursed to Mr. Green, but not grossed up, at his marginal tax rate, provided that the aggregate value of such tax reimbursements shall not exceed the value that would be reimbursed to him if the fair market value of our Common Stock were $13.00 on each vesting date.

In November 2016, we entered into an employment agreement effective November 1, 2016 with Mr. Green that expires on October 31, 2020 (the "2016 Green Agreement"). The 2016 Green Agreement provides that Mr. Green will receive an annualized base salary of at least $375,000 and will be reimbursed for the reasonable costs of professional preparation of his personal income tax return(s) during the term of his agreement. The agreement also set Mr. Green's initial annual bonus target for 2016 at 75% of his base salary as in effect at the end of the fiscal year.

In connection with the execution of the 2016 Green Agreement, Mr. Green was granted 49,275 RSUs on December 10, 2016 of which none had vested at December 31, 2016. Additionally, the Compensation Committee approved a grant of equity awards with an aggregate target grant date fair value of approximately $700,000 to be made to Mr. Green in March 2017. Approximately half of the target value of the equity awards to Mr. Green will be in the form of time-vested RSUs, which will vest quarterly over three years, conditioned upon continued employment, provided that no RSUs will vest in the first quarter following the grant date, and the RSUs that would otherwise have vested in the first quarter following the grant date will instead vest with the RSUs vesting in the second quarter following the grant date. The balance of the equity that will be awarded to Mr. Green will be in the form of two tranches of PRSUs. Each tranche of the PRSUs will have a performance period commencing January 1, 2017 with one tranche ending December 31, 2018 and the other ending December 31, 2019. The RSUs and PRSUs will be granted under the Company’s 2016 Long-Term Incentive Plan on the grant date and shall be subject to such customary terms and conditions for similar grants under such plan. Unlike the 2011 Green Agreement, the 2016 Green Agreement does not provide for the reimbursement of any income taxes as a result of vested RSUs.

Mr. Green may receive certain benefits upon the expiration or termination of his employment. Please see the narrative discussion under the heading “Potential Payments Upon Termination or Change-In-Control” in this Annual Report on Form 10-K for further discussion of these terms.

Equity Awards in 2016

In March 2016, the Compensation Committee approved long-term incentive awards to Messrs. Yemin, Ginzburg, Smith and Miller under the 2006 Plan. The awards have two components: (i) 98,160, 22,896, 9,156 and 9,156 PRSUs for Messrs. Yemin, Ginzburg, Smith and Miller, respectively (the “Performance Awards”), and (ii) 98,160, 22,896, 9,156 and 9,156 RSUs for Messrs. Yemin, Ginzburg, Smith and Miller, respectively (the “March Time-Vested Awards”). In December 2016, the Compensation Committee approved a long-term incentive award of 49,275 RSUs to be granted to Mr. Green under the 2016 Plan (the "December Time-Vested Awards" and, collectively with the March Time-Vested Awards, the "Time-Vested Awards").

The Performance Awards have a performance period beginning January 1, 2016 and ending December 31, 2018. All Performance Awards vest at the end of the applicable performance period and are based solely on our total shareholder return ("TSR"), which we define generally as appreciation in the Company's stock price plus all dividends paid during the applicable performance period, relative to the performance of the peer group of companies identified by the Compensation Committee. Messrs. Yemin, Ginzburg, Smith and Miller may earn from 0% to 200% of the Performance Awards based on the performance standards in the table below:

Performance Level	Relative TSR	Payout (as a % of target)
Below Threshold	< 25th Percentile	0%
Threshold	25th Percentile	50%
Target	50th Percentile	100%
Maximum	≥ 75% Percentile	200%

The Time-Vested Awards vest quarterly in equal amounts through the third anniversary of the grant date (provided the initial installment that would otherwise vest three months following the grant date will instead vest with the second installment six months following the grant date). The Time-Vested Awards are conditioned upon the employee's continued employment with the Company.

Outstanding Equity Awards at December 31, 2016

The following table provides information about the number of outstanding equity awards held by our NEOs at December 31, 2016.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units That Have Not Vested		Market Value of Shares or Units That Have Not Vested (1)
Ezra Uzi Yemin (2)	—	—		—	—	8,307	(3)	$199,949
						17,370	(4)	$418,096
						41,688	(4)	$1,003,430
						73,621	(5)	$1,772,057
						98,160	(5)	$2,362,711
						24,488	(6)	$699,132
Assaf Ginzburg	3,250	—		$14.25	6/10/2021	29,431	(7)	$708,404
						4,790	(7)	$115,295
						17,173	(8)	$413,354
						22,896	(8)	$551,107
						5,000	(6)	$142,750
Frederec Green	15,000	—		$9.17	6/10/2019	10,000	(6)	$285,500
	3,250	—		$6.98	6/10/2020	49,275	(9)	$1,186,049
	4,875	—		$14.25	6/10/2021
Mark D. Smith	16,250	16,250	(10)	$30.10	6/10/2024	3,427	(11)	$82,488
						3,426	(11)	$82,464
						6,868	(12)	$165,313
						9,156	(12)	$220,385
Anthony L. Miller	1,625	0		$16.21	6/10/2022	2,353	(13)	$56,637
	4,875	1,625	(14)	$34.75	6/10/2023	2,016	(13)	$48,525
	3,250	3,250	(10)	$30.10	6/10/2024	6,868	(12)	$165,313
	1,625	4,875	(15)	$36.53	6/10/2025	9,156	(12)	$220,385

(1)
Amounts in this column are based upon a fair market value of $24.07 per share and $28.55 per unit which were the NYSE closing prices of our Common Stock and Delek Logistics' common units, respectively, on December 30, 2016, which was the last trading day of fiscal year 2016.  The value of PRSUs assume settlement at the target quantities.

(2)	Amounts for Mr. Yemin do not include outstanding GP Membership Interests granted to him in December 2013.

(3)	On June 10, 2014, Mr. Yemin was granted 49,836 RSUs. 41,529 of the RSUs had vested at December 31, 2016, 4,153 vests on March 10, 2017 and the final 4,154 vests on June 10, 2017.

(4)
On March 10, 2015, Mr. Yemin was granted 41,688 PRSUs and 41,688 RSUs.  The PRSUs are subject to a performance period beginning January 1, 2015 and ending December 31, 2017.  24,318 of the RSUs had vested at December 31, 2016, 3,474 will vest on March 10, 2017 and 3,474 will vest every three months thereafter until the final tranche vests on March 10, 2018.

(5)
On March 10, 2016, Mr. Yemin was granted 98,160 PRSUs and 98,160 RSUs.  The PRSUs are subject to a performance period beginning January 1, 2016 and ending December 31, 2018.  24,539 of the RSUs had vested at December 31, 2016, 8,180 will vest on March 10, 2017 and 8,180 will vest every three months thereafter until the final tranche of 8,181 vests on March 10, 2019.

(6)	Consists of DKL Phantom Units that are scheduled to vest ratably on June 10, 2017 and December 10, 2017.

(7)
On June 10, 2015, Mr. Ginzburg was granted two tranches of 4,790 PRSUs each and 58,860 RSUs.  Both tranches of PRSUs are subject to a performance period beginning April 1, 2015 with one ended December 31, 2016 and the other ending December 31, 2017.  29,429 of the RSUs had vested at December 31, 2016, 4,905 will vest on March 10, 2017 and 4,905 will vest every three months thereafter until the final tranche of 4,906 vests on June 10, 2018.

(8)
On March 10, 2016, Mr. Ginzburg was granted 22,896 PRSUs and 22,896 RSUs.  The PRSUs are subject to a performance period beginning January 1, 2016 and ending December 31, 2018.  5,723 of the RSUs had vested at December 31, 2016, 1,908 will vest on March 10, 2017 and 1,908 will vest every three months thereafter until the final tranche of 1,909 vests on March 10, 2019.

(9)
On December 10, 2016, Mr. Green was granted 49,275 RSUs.  None of the RSUs had vested at December 31, 2016, 8,212 will vest on June 10, 2017, 4,106 will vest every three months thereafter until March 10, 2019, and 4,107 will vest on each of June 10, September 10 and December 10, 2019.

(10)	The unvested SARs vest ratably on each of June 10, 2017 and June 10, 2018.

(11)
On June 10, 2015, Mr. Smith was granted two tranches of 3,426 PRSUs each and 6,852 RSUs.  Both tranches of PRSUs are subject to a performance period beginning April 1, 2015 with one ended December 31, 2016 and the other ending December 31, 2017.  3,425 of the RSUs had vested at December 31, 2016, 571 will vest on March 10, 2017 and 571 will vest every three months thereafter until the final tranche of 572 vests on June 10, 2018.

(12)
On March 10, 2016, Messrs. Smith and Miller were each granted 9,156 PRSUs and 9,156 RSUs.  The PRSUs are subject to a performance period beginning January 1, 2016 and ending December 31, 2018.  2,288 of the RSUs had vested for each of Messrs. Smith and Miller at December 31, 2016, 763 will vest on March 10, 2017 and 763 will vest every three months thereafter until the final tranche of 764 vests on March 10, 2019.

(13)
On September 10, 2015, Mr. Miller was granted two tranches of 2,016 PRSUs each and 4,032 RSUs.  Both tranches of PRSUs are subject to a performance period beginning July 1, 2015 with one ended December 31, 2016 and the other ending December 31, 2017.  1,679 of the RSUs had vested at December 31, 2016, 336 will vest on March 10, 2017 and 336 will vest every three months thereafter until the final tranche of 337 vests on September 10, 2018.

(14)	The unvested SARs vest on June 10, 2017.

(15)	The unvested SARs vest ratably on each of June 10, 2017, June 10, 2018 and June 10, 2019.

Option Exercises and Stock Vested in 2016

The following table provides information about NQSO and SAR exercises by, and the vesting of RSUs, PRSUs and DKL Phantom Units for, our NEOs during fiscal year 2016.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting
Ezra Uzi Yemin	n/a	n/a	99,470	(1)	$2,164,974	(1)
Assaf Ginzburg	n/a	n/a	30,343	(2)	$593,425	(2)
Frederec Green	n/a	n/a	21,750	(3)	$451,790	(3)
Mark D. Smith	n/a	n/a	4,572	(4)	$85,110	(4)
Anthony L. Miller	n/a	n/a	5,177	(5)	$102,834	(5)

(1)	Quantities and values for these columns are comprised of the following:

NEO	Vesting Date	Shares/Units Vested	Award Type	Fair Market Value Per Share*	Fair Market Value
Yemin	03/10/2016	4,153	RSU	$15.28	$63,458
	03/10/2016	3,474	RSU	$15.28	$53,083
	06/10/2016	4,153	RSU	$13.39	$55,609
	06/10/2016	3,474	RSU	$13.39	$46,517
	06/10/2016	12,244	DKL Phantom Unit	$26.05	$318,956
	09/10/2016	4,153	RSU	$17.33	$71,971
	09/10/2016	3,474	RSU	$17.33	$60,204
	09/10/2016	16,359	RSU	$17.33	$283,501
	12/10/2016	4,153	RSU	$24.30	$100,918
	12/10/2016	3,474	RSU	$24.30	$84,418
	12/10/2016	8,180	RSU	$24.30	$198,774
	12/10/2016	12,244	DKL Phantom Unit	$28.40	$347,730

*	The amounts in this column reflect the NYSE closing price of our Common Stock or Delek Logistics’ common units, as applicable, on the vesting date or the last trading day prior to the vesting date.

Also reflects the PRSUs earned for the performance period that commenced on April 1, 2014 and ended on December 31, 2016, because performance targets were met. The value shown as realized on December 31, 2016 is based on the number of shares earned for the performance period using the NYSE closing price of our Common Stock on December 30, 2016, which was the last trading day of the performance period that ended on December 31, 2016.

Performance Period Completion Date	Number of Shares Acquired on Vesting	Fair Market Value Per Share	Value Realized on Vesting
12/31/2016	19,935	$24.07	$479,835

(2)	Quantities and values for these columns are comprised of the following:

NEO	Vesting Date	Shares/Units Vested	Award Type	Fair Market Value Per Share*	Fair Market Value
Ginzburg	3/10/2016	4,905	RSU	$15.28	$74,948
	6/10/2016	4,905	RSU	$13.39	$65,678
	6/10/2016	2,500	DKL Phantom Unit	$26.05	$65,125
	9/10/2016	4,905	RSU	$17.33	$85,004
	9/10/2016	3,815	RSU	$17.33	$66,114
	12/10/2016	4,905	RSU	$24.30	$119,192
	12/10/2016	1,908	RSU	$24.30	$46,364
	12/10/2016	2,500	DKL Phantom Unit	$28.40	$71,000

*	The amounts in this column reflect the NYSE closing price of our Common Stock or Delek Logistics’ common units, as applicable, on the vesting date or the last trading day prior to the vesting date.

(3)	Quantities and values for these columns are comprised of the following:

NEO	Vesting Date	Shares/Units Vested	Award Type	Fair Market Value Per Share*	Fair Market Value
Green	3/10/2016	11,750	RSU	$15.28	$179,540
	6/10/2016	5,000	DKL Phantom Unit	$26.05	$130,250
	12/10/2016	5,000	DKL Phantom Unit	$28.40	$142,000

*	The amounts in this column reflect the NYSE closing price of our Common Stock or Delek Logistics’ common units, as applicable, on the vesting date or the last trading day prior to the vesting date

(4)	Quantities and values for these columns are comprised of the following:

NEO	Vesting Date	Shares/Units Vested	Award Type	Fair Market Value Per Share*	Fair Market Value
Smith	3/10/2016	571	RSU	$15.28	$8,725
	6/10/2016	571	RSU	$13.39	$7,646
	9/10/2016	571	RSU	$17.33	$9,895
	9/10/2016	1,525	RSU	$17.33	$26,428
	12/10/2016	571	RSU	$24.30	$13,875
	12/10/2016	763	RSU	$24.30	$18,541

*	The amounts in this column reflect the NYSE closing price of our Common Stock or Delek Logistics’ common units, as applicable, on the vesting date or the last trading day prior to the vesting date

(5)	Quantities and values for these columns are comprised of the following:

NEO	Vesting Date	Shares/Units Vested	Award Type	Fair Market Value Per Share*	Fair Market Value
Miller	3/10/2016	671	RSU	$15.28	$10,253
	6/10/2016	336	RSU	$13.39	$4,499
	9/10/2016	336	RSU	$17.33	$5,823
	9/10/2016	1,525	RSU	$17.33	$26,428
	12/10/2016	336	RSU	$24.30	$8,165
	12/10/2016	763	RSU	$24.30	$18,541

*	The amounts in this column reflect the NYSE closing price of our Common Stock or Delek Logistics’ common units, as applicable, on the vesting date or the last trading day prior to the vesting date

Also reflects the PRSUs earned for the performance period that commenced on July 1, 2015 and ended on December 31, 2016, because performance targets were met. The value shown as realized on December 31, 2016 is based on the number of shares earned for the performance period using the

NYSE closing price of our Common Stock on December 30, 2016, which was the last trading day of the performance period that ended on December 31, 2016.

Performance Period Completion Date	Number of Shares Acquired on Vesting	Fair Market Value Per Share	Value Realized on Vesting
12/31/2016	1,210	$24.07	$29,125

Potential Payments Upon Termination or Change-In-Control

The following tables disclose the estimated payments and benefits that would be provided to each of our NEOs, applying the assumptions that each of the triggering events relating to termination of employment and changes in control described in their respective employment agreements, the 2006 Plan, the 2016 Plan and the Logistics LTIP took place on December 31, 2016 and their last day of employment was December 31, 2016. These amounts are in addition to benefits payable generally to our salaried employees. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and the fair market values of our Common Stock and Delek Logistics' common units.

Termination of Employment (1)	Yemin (2)	Ginzburg (3)	Green (4)	Smith (5)	Miller (6)
Severance Payment	$4,224,000	$656,250	$656,250	$480,000	$360,000
COBRA	$25,103	$16,735	$16,735	$16,735	$16,735
Accrued/Unused Vacation	$16,923	$28,846	$38,942	$17,231	$26,769
Accelerated RSUs	$760,973	$327,978	$197,663	$64,219	$52,906
Accelerated PRSUs	$1,456,524	$257,068	n/a	$125,934	$102,586
Accelerated SARs	n/a	n/a	n/a	$0	$0
TOTAL	$6,483,523	$1,286,877	$909,590	$704,119	$558,996

Change-In-Control (7)	Yemin (8)	Ginzburg (9)	Green (10)	Smith (11)	Miller (12)
Severance/Change-In-Control Payment	$6,336,000	$1,312,500	$1,312,500	$960,000	$720,000
COBRA	$25,103	$16,735	$16,735	$16,735	$16,735
Accrued/Unused Vacation	$16,923	$28,846	$38,942	$17,231	$26,769
Accelerated GP Membership Interests	$336,362	n/a	n/a	n/a	n/a
Accelerated RSUs	$2,390,103	$1,121,758	$1,186,049	$247,801	$221,950
Accelerated PRSUs	$3,366,141	$666,402	n/a	$302,849	$268,910
Accelerated NQSOs/SARs	n/a	n/a	n/a	$0	$0
Accelerated DKL Phantom Units	$699,132	$142,750	$285,500	n/a	n/a
TOTAL	$13,169,764	$3,288,991	$2,839,726	$1,544,616	$1,254,364

(1)
The "Termination of Employment" table assumes that (a) we terminated the NEO’s employment without cause effective December 31, 2016 when the fair market value of our Common Stock was $24.07 per share, (b) any required advance notice provisions had been satisfied, (c) the vesting of equity awards under the 2006 Plan and 2016 Plan were accelerated by our Board pursuant to any applicable employment agreement provisions (including the prorated acceleration of PRSUs at target quantities), and (d) the vesting of equity awards under the Logistics LTIP were not accelerated because the Logistics GP board is not bound by the employment agreements with our NEOs.

(2)	Assumes acceleration of 31,615 unvested RSUs and 60,512 unvested PRSUs.

(3)	Assumes acceleration of 13,626 unvested RSUs and 10,680 unvested PRSUs.

(4)	Assumes acceleration of 8,212 unvested RSUs.

(5)
Assumes acceleration of 2,668 unvested RSUs and 5,232 unvested PRSUs. The acceleration of SARs on December 31, 2016 would have provided no value because the SAR base prices exceeded the fair market value of our Common Stock.

(6)
Assumes acceleration of 2,198 unvested RSUs and 4,262 unvested PRSUs. The acceleration of SARs on December 31, 2016 would have provided no value because the SAR base prices exceeded the fair market value of our Common Stock.

(7)
The "Change-In-Control" table assumes that an “exchange transaction” (as described under the heading "2006 Long-Term Incentive Plan" below) and "change in control" (as described under the heading "2016 Long-Term Incentive Plan" below) occurred on December 31, 2016 when the fair market values of our Common Stock and Delek Logistics' common units were $24.07 per share and $28.55 per unit, respectively, and, as a result, the NEO's employment is terminated and our Board and the Logistics GP board of directors decided that all outstanding plan-based and other equity awards should become fully vested (including PRSUs at target values) and participate in the transaction value of the shares covered by the award (e.g., by exercise or cash out).

(8)	Assumes acceleration of 0.25% GP Membership Interest, 99,298 unvested RSUs, 139,848 unvested PRSUs and 24,488 DKL Phantom Units.

(9)	Assumes acceleration of 46,604 unvested RSUs, 27,686 unvested PRSUs and 5,000 DKL Phantom Units.

(10)	Assumes acceleration of 49,275 unvested RSUs and 10,000 DKL Phantom Units.

(11)
Assumes acceleration of 10,295 unvested RSUs and 12,582 unvested PRSUs. The acceleration of SARs on December 31, 2016 would have provided no value because the SAR base prices exceeded the fair market value of our Common Stock.

(12)
Assumes acceleration of 9,221 unvested RSUs and 11,172 unvested PRSUs. The acceleration of SARs on December 31, 2016 would have provided no value because the SAR base prices exceeded the fair market value of our Common Stock.

Narrative to the Potential Payments Upon Termination or Change-In-Control Tables

Yemin Employment Agreement

The Yemin Agreement contains certain provisions relating to the termination of his employment. If Mr. Yemin’s employment is terminated by the Company without Cause (as defined in the Yemin Agreement) or is terminated by Mr. Yemin for Good Reason (as defined in the Yemin Agreement) other than in the context of a Change in Control (as defined in the Yemin Agreement), Mr. Yemin will be entitled to receive (i) an amount equal to the product of (A) the sum of Mr. Yemin’s base salary and target annual bonus, in each case as in effect immediately prior to the notice of termination (the “Separation Base Amount”) multiplied by (B) two; (ii) the costs of continuing COBRA health insurance coverage for Mr. Yemin’s family for 18 months following termination (the “Health Benefit Continuation”); (iii) the annual bonus to which Mr. Yemin would have otherwise been entitled if his employment had continued through the end of the bonus year based upon the actual performance of the Company, prorated for the period of actual employment during the bonus year (the “Post-Employment Annual Bonus”); and (iv) the immediate vesting of unvested equity awards granted to Mr. Yemin under the Company’s long-term incentive plans but, in the case of performance awards, only to the extent that the applicable performance period has elapsed through the date of termination and, in the case of other awards, only to the extent that the awards would have otherwise vested within six months following the date of termination.

The Yemin Agreement also contains a "double trigger" change in control provision. If within two years following a Change in Control Mr. Yemin’s employment is terminated by the Company other than for Cause or by Mr. Yemin for Good Reason, Mr. Yemin will be entitled to receive (i) an amount equal to the product of the Separation Base Amount multiplied by three; (ii) the Health Benefit Continuation; (iii) the Post-Employment Annual Bonus; and (iv) the immediate vesting of all unvested equity awards granted to Mr. Yemin under the Company’s long-term incentive plans.

The Yemin Agreement also provides Mr. Yemin with the option to purchase his residence from us following the termination of his employment (other than termination for Cause). Under the terms of the option, Mr. Yemin may purchase the residence at a price equal to the fair market value of the residence at the time of purchase. We do not believe that the option would have provided a quantifiable benefit to Mr. Yemin if he had exercised the option on December 31, 2016 because the option does not allow him to purchase the residence at less than fair market value.

If Mr. Yemin’s employment terminates because of his death, he will not be entitled to the above-noted payments and benefits, other than accrued and unused vacation. However, pursuant to our standard policies, Mr. Yemin’s beneficiaries would receive a death benefit equal to 1.5 times Mr. Yemin’s salary at the time of death. Please see the narrative discussion following the 2016 Summary Compensation Table and Grants of Plan Based Awards in 2016 table in this Annual Report on Form 10-K for further discussion of the material terms of the Yemin Agreement.

Ginzburg, Green, Smith and Miller Employment Agreements

We also have employment agreements (the "Agreements") with Messrs. Ginzburg, Green, Smith and Miller which may provide certain benefits to them upon the termination of their employment or a change in control. Upon the termination of his employment by the Company without Cause (as defined in the Agreements) or by the executive for Good Reason (as defined in the Agreements) other than in the context of a Change in Control (as defined in the Agreements), the terminated executive will be entitled to receive (i) an amount equal to the sum of the executive’s base salary and target annual bonus, in each case as in effect immediately prior to the notice of termination (the “Separation Base Amount”), (ii) the costs of continuing COBRA health insurance coverage for the executive’s family for 12 months following termination (the “Health Benefit Continuation”), (iii) the annual bonus to which the executive would have otherwise been entitled if his employment had continued through the end of the bonus year based upon the actual performance of the Company, prorated for the period of actual employment during the bonus year (the “Post-Employment Annual Bonus”), and (iv) the immediate vesting of unvested equity awards granted to the executive under the Company’s long-term incentive plans but, in the case of performance awards, only to the extent that the applicable performance period has elapsed through the date of termination and, in the case of other awards, only to the extent that the awards would have otherwise vested within six months following the date of termination. If within two years following a Change in Control (as defined in the Agreements) the executive's employment is terminated by the Company other than for Cause (as defined in the Agreements) or by the executive for Good Reason (as defined in the Agreements), the terminated executive will be entitled to receive (i) an amount equal to the Separation Base Amount multiplied by two, (ii) the Health Benefit Continuation, (iii) the Post-

Employment Annual Bonus and (iv) the immediate vesting of all unvested equity awards granted to the executive under the Company’s long-term incentive plans.

GP Membership Interests

In March 2013, we granted Messrs. Yemin, Ginzburg and Green awards of 1.0%, 0.2% and 0.2% GP Membership Interests, respectively; and, in connection with the negotiation of the Yemin Agreement, we granted Mr. Yemin an additional 4.0% GP Membership Interest. As members of Logistics GP, Messrs. Yemin, Ginzburg and Green participate in its profits and losses from operations, distributions from operations and liquidation value. Logistics GP is entitled to distributions in respect of its 2.0% general partner interest and its incentive distribution rights in Delek Logistics. Any Logistics GP distributions payable to its members while GP Membership Interests are unvested will be paid in arrears upon the vesting of such interest.

All GP Membership Interests are subject to restrictions on transfer under Logistics GP's limited liability company agreement. In particular, the GP Membership Interests are subject to call, put, drag-along and tag-along rights. The call right allows the Company to repurchase the GP Membership Interests upon the termination of the NEO's employment and thereby reverse any dilutive effect of the award if performance falters. Upon termination for any reason other than for Cause, the put right enables the NEO to require the Company to repurchase his GP Membership Interests, if vested, at fair market value. If any of Messrs. Yemin, Ginzburg or Green is terminated for Cause (as defined in their respective employment agreements), the terminated executive will forfeit his entire GP Membership Interest, whether vested or unvested. Upon termination for any reason other than for Cause, the terminated executive will have the right to require Logistics GP to repurchase the GP Membership Interest, if vested, and Logistics GP will have the right to repurchase the interest, in each case, at its fair market value, determined in accordance with Logistics GP's limited liability company agreement. In addition, Logistics GP, in its sole discretion, can cause the GP Membership Interests to vest upon an Exchange Transaction (as defined in Logistics GP's limited liability company agreement).

2006 Long-Term Incentive Plan

Under the 2006 Plan and the applicable award agreements, equity awards that are not vested at the time the participant’s employment terminates will generally be immediately forfeited unless our Board or Compensation Committee determines otherwise. NQSOs and SARs that are vested but unexercised at the time of termination of employment will generally be forfeited unless they are exercised before the earlier of 30 days after such termination or the expiration of the award; however, the 15,000 NQSOs remaining from the NQSOs granted to Mr. Green under his 2009 employment agreement will be forfeited unless they are exercised before the earlier of one year after such termination or the expiration of the award on June 10, 2019.

If an “exchange transaction” (as defined in the 2006 Plan) occurs with respect to our Common Stock, then, unless other arrangements are made, unvested awards granted under the 2006 Plan may be treated under either of two alternatives. Such unvested awards may be converted into economically equivalent awards with respect to the stock of the acquiring or successor company, or they may become fully vested and participate in the transaction value of the shares covered by the award (e.g., by exercise or cash out). Subject to the above, the disposition of unvested awards under the 2006 Plan in the event of an exchange transaction will be determined by our Board, in its discretion. For the purposes of the 2006 Plan, an “exchange transaction” includes certain mergers or other transactions which result in the holders of our Common Stock receiving cash, stock or other property in exchange for or in connection with their shares of our Common Stock. For an illustration of the value of accelerated equity awards under the 2006 Plan and the Logistics LTIP assuming that an “exchange transaction” occurred on December 31, 2016, please see the “Change-In-Control” table above which assumes the acceleration of 99,298, 46,604, 10,295 and 9,221 RSUs for Messrs. Yemin, Ginzburg, Smith and Miller, respectively; 139,848, 27,686, 12,582 and 11,172 PRSUs for Messrs. Yemin, Ginzburg, Smith and Miller, respectively; and 24,488, 5,000 and 10,000 DKL Phantom Units for Messrs. Yemin, Ginzburg and Green, respectively.

2016 Long-Term Incentive Plan

Under the 2016 Plan and the applicable award agreements, equity awards that are not vested at the time the participant’s employment terminates will generally be immediately forfeited unless our Board or Compensation Committee determines otherwise. NQSOs and SARs that are vested but unexercised at the time of termination of employment will generally be forfeited unless they are exercised before the earlier of 30 days after such termination or the expiration of the award.

Upon the occurrence of a change in control (as defined in the 2016 Plan), outstanding awards will be adjusted or substituted in accordance with the terms of the 2016 Plan. If the participant does not receive a replacement award with respect to any outstanding award as of the change in control, then each such outstanding award will become fully vested and, if applicable, exercisable and any restrictions applicable to such award will lapse. For awards subject to performance goals, payout at a change in control will be based upon the greater of (i) a pro rata portion of the amount payable based upon “target” performance under the applicable performance goals or (ii) the amount payable based on actual performance level had the performance period ended on the date of the change in control. If a participant terminates his or her employment for good reason (as defined in the 2016 Plan), the participant is involuntarily terminated for reasons other than for cause, or the participant’s employment terminates due to the participant’s death or disability during the two-year period commencing on the date of a change in control, then (A) all replacement awards held by the participant will become fully vested and, if applicable, exercisable and free of restrictions (with any applicable performance goals deemed to have been achieved at a target level as of the date of such vesting), and (B) all stock options held by the participant immediately before such termination of employment that the participant also held as of the date of the change in control or that constitute replacement awards will remain exercisable for not less than two years following such termination of employment or until the expiration of the stated term of such stock option, whichever period is shorter (provided, however, that if the applicable award agreement provides for a longer period of exercisability, that provision will control). For an illustration of the value of accelerated equity awards under the 2016 Plan assuming that a “change in control” occurred on December 31, 2016, please see the “Change-In-Control” table above which assumes the acceleration of 49,275 RSUs for Mr. Green.

Compensation of Directors in 2016

We do not currently pay any director compensation to our sole employee director, Mr. Yemin. The compensation framework for our non-employee directors (the "Compensated Directors") was determined by the Board. Following a review of our director compensation by Aon in October 2015, the Compensation Committee recommended, and the Board approved, the director compensation framework set forth below that was followed during the 2016 fiscal year:

Base Retainer Fee (Per Year)	$80,000
Committee Retainers (Per Year):	Chairman	Others
Audit Committee	$15,000	$7,000
Compensation Committee	$15,000	$7,000
NCG Committee	$10,000	$5,500
EHS Committee	$10,000	$5,500
Equity Awards (Per Year)	$125,000

The following table sets forth a summary of the compensation we paid to our directors during fiscal year 2016.

Director Compensation
Name (1)	Fees Earned or Paid in Cash (2)		Stock Awards (3)	Option Awards	All Other Compensation (4)	Total
William J. Finnerty	$102,500		$124,955	—	$0	$227,455
Carlos E. Jordá	$100,500		$124,955	—	$0	$225,455
Charles H. Leonard	$106,583	(5)	$124,955	—	$0	$231,538
Gary M. Sullivan, Jr.	$97,292	(6)	$124,955	—	$0	$222,247
Shlomo Zohar	$99,500		$124,955	—	$4,350	$228,805

(1)
Mr. Yemin did not receive any compensation in 2016 for his service as a director. At December 31, 2016, Messrs. Finnerty, Jordá, Leonard, Sullivan and Zohar each held 4,666 unvested RSUs and Mr. Leonard also held 8,340 vested NQSOs and 1,500 vested SARs. No director held unvested NQSOs or SARs at December 31, 2016.

(2)
This column reports the amount of cash compensation earned in 2016 for Board and committee service. Messrs. Sullivan, Jordá, Leonard and Finnerty served as chairmen of the Audit, Compensation, NCG and EHS Committees, respectively, during the entire 2016 fiscal year. We reimburse our directors for all reasonable expenses incurred for attending meetings and service on our Board.

(3)
Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes of 9,332 RSUs granted to each of Messrs. Finnerty, Jordá, Leonard, Sullivan and Zohar on June 10, 2016.  The grant date fair value of $13.39 per share for Messrs. Finnerty, Jordá, Leonard, Sullivan and Zohar was equal to the NYSE closing price of our Common Stock on the grant date.  Half of the RSUs granted to Messrs. Finnerty, Jordá, Leonard, Sullivan and Zohar vested on December 10, 2016, one-fourth will vest on March 10, 2017 and the balance will vest on June 10, 2017.

(4)
Amounts in this column consist of the value of professional tax compliance services paid on behalf of Mr. Zohar. Beginning with the 2016 calendar year, we have reimbursed certain members of the Board for the reasonable cost of professional tax compliance services in the United States. This benefit is limited to members of the Board whose only significant income in the United States is derived from service on the Board (the “Foreign Directors”) and is further limited to $5,000 per calendar year. Because Exchange Act reporting requirements expose a Foreign Director’s compensation to public scrutiny, we believe that encouraging our Foreign Directors to seek professional tax advice will mitigate the personal risks that accompany this heightened scrutiny. In addition, we also believe that this benefit provides us with a retention and recruiting tool for Foreign Directors and protects us from the negative publicity that could surround a Foreign Director’s misstatement of his or her personal income tax liabilities.

(5)
Amount reflects base retainer fee for Board service, retainer fees for service on the EHS and NCG (as Chair) Committees throughout 2016 and a prorated retainer fee for service on the Compensation Committee from the beginning of the year through July 2016.

(6)
Amount reflects base retainer fee for Board service, a retainer fee for service on the Audit Committee (as Chair) throughout 2016 and a prorated retainer fee for service on the NCG Committee from July 2016 through the end of the year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 16, 2017, (i) the beneficial ownership of our Common Stock and common units representing limited partnership interests in Delek Logistics Partners, LP ("Delek Logistics") by all of our directors, the executive officers named in the 2016 Summary Compensation Table (the "NEOs") and all directors, NEOs and executive officers as a group and (ii) the beneficial ownership of our Common Stock by each person known by us to own more than five percent of our Common Stock. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 7102 Commerce Way, Brentwood, Tennessee 37027.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)		Percentage of Common Stock (2)	Amount and Nature of Beneficial Ownership of Common Units (1)	Percentage of Common Units (2)
Beneficial Owners of More Than 5% of Common Stock:	Delek US Holdings, Inc.			Delek Logistics Partners, LP
Alon Israel Oil Company, Ltd.	6,000,000	(3)	9.68%	n/a	n/a
Dimensional Fund Advisors LP	5,239,282	(4)	8.45%	n/a	n/a
The Vanguard Group - 23-1945930	4,547,853	(5)	7.34%	n/a	n/a
BlackRock, Inc.	3,779,542	(6)	6.10%	n/a	n/a
Wellington Management Group LLP	3,834,641	(7)	6.19%	n/a	n/a
Point72 Asset Management, L.P.	3,149,509	(8)	5.08%	n/a	n/a
Directors and NEOs:
Ezra Uzi Yemin	512,569		*	226,278	*
William J. Finnerty	17,979		*	0	*
Carlos E. Jordá	41,704		*	2,000	*
Charles H. Leonard	32,584		*	1,500	*
Gary M. Sullivan, Jr.	12,974		*	6,944	*
Shlomo Zohar	41,079		*	0	*
Assaf Ginzburg	72,067		*	12,876	*
Frederec Green	167,577		*	61,286	*
Mark D. Smith	5,480		*	0	*
Anthony L. Miller	5,248		*	0	*
All directors, NEOs and executive officers as a group (14 persons)	1,028,501		1.66%	324,196	1.33%

*	Less than 1% of the issued and outstanding shares of our Common Stock or issued and outstanding common units of Delek Logistics, as applicable.

(1)
For purposes of this table, a person is deemed to have “beneficial ownership” of any securities when such person has the right to acquire them within 60 days after February 17, 2017. For non-qualified stock options (“NQSOs”) and time-vested restricted stock units (“RSUs”) under our 2006 Long-Term Incentive Plan (the "2006 Plan") and 2016 Long-Term Incentive Plan (the "2016 Plan"), we report shares equal to the number of NQSOs or RSUs that are vested or that will vest within 60 days of February 17, 2017. For stock appreciation rights ("SARs") under the 2006 Plan and 2016 Plan, we report the shares that would be delivered upon exercise of SARs that are vested or that will vest within 60 days of February 17, 2017 (which is calculated by multiplying the number of SARs by the difference between the $22.77 fair market value of our Common Stock at February 16, 2017 and the exercise price divided by $22.77). For purposes of computing the percentage of outstanding securities held by each person named above, any securities which such person has the right to acquire within 60 days after February 17, 2017 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Percentage of our Common Stock is based upon 61,970,962 issued and outstanding shares on February 17, 2017 (excluding securities held by, or for the account of, the registrant or its subsidiaries). Percentage of Delek Logistics' common units is based upon 24,328,607 common units issued and outstanding on February 17, 2017.

(3)
Beneficial ownership information is based on information contained in a Schedule 13D/A filed with the SEC on May 19, 2015 by Alon Israel Oil Company, Ltd. ("Alon Israel"), an Israeli corporation, with an address of Europark (France Building), Kibbutz Yakum, 60972, Israel. Alon Israel has sole voting and sole dispositive power with respect to all shares.

(4)
Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 9, 2017 by Dimensional Fund Advisors LP with an address of Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional Fund Advisors LP has sole voting power with respect to 5,166,097 shares and sole dispositive power with respect to all shares.

(5)
Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 9, 2017 by The Vanguard Group-23-1945930 with an address of 100 Vanguard Boulevard, Malvern, Pennsylvania 19355, The Vanguard Group-23-1945930 has sole voting power with respect to 70,555 shares, sole dispositive power with respect to 4,474,564 shares, shared voting power with respect to 5,417 shares and shared dispositive power with respect to 73,289 shares.

(6)
Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on January 23, 2017 by BlackRock, Inc. with an address of 55 East 52nd Street, New York, New York 10055, BlackRock, Inc. has sole voting power with respect to 3,625,964 shares and sole dispositive power with respect to all shares.

(7)
Beneficial ownership information is based on information contained in a Schedule 13G filed with the SEC on February 9, 2017 by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP. The address for Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP is c/o Wellington Management Company LLP, 280 Congress Street, Boston, Massachusetts, 02210. Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors LLP have shared voting power with respect to 1,942,742 shares and shared dispositive power with respect to all shares. Wellington Management Company LLP has shared voting power with respect to 1,748,578 shares and shared dispositive power with respect to 3,554,277 shares.

(8)
Beneficial ownership information is based on information contained in a Schedule 13G filed with the SEC on February 17, 2017 by Point72 Asset Management, L.P., Point72 Capital Advisors, Inc., Cubist Systematic Strategies, LLC and Steven A. Cohen. Pursuant to an investment management agreement, Point72 Asset Management, L.P. maintains investment and voting power with respect to the securities held by certain investment funds it manages. Point72 Capital Advisors, Inc. is the general partner of Point72 Asset Management, L.P. Pursuant to an investment management agreement, Cubist Systematic Strategies, LLC maintains investment and voting power with respect to the securities held by certain investment funds it manages. Mr. Cohen controls each of Point72 Capital Advisors, Inc. and Cubist Systematic Strategies, LLC. Point72 Asset Management, L.P. and Point72 Capital Advisors, Inc. have shared voting power and shared dispositive power with respect to 3,142,920 shares. Cubist Systematic Strategies, LLC has shared voting power and shared dispositive power with respect to 6,589 shares. Mr. Cohen has shared voting power and shared dispositive power with respect to all shares. The address for Point72 Asset Management, L.P., Point72 Capital Advisors, Inc. and Mr. Cohen is 72 Cummings Point Road, Stamford, Connecticut 06902. The address for Cubist Systematic Strategies, LLC is 330 Madison Avenue, New York, New York 10173.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,227,257	(1)	24.65	(2)	3,852,225	(1)(3)
Equity compensation plans not approved by security holders	—		—		—
TOTAL	1,227,257		24.65		3,852,225

(1)
At December 31, 2016, 1,756,350 SARs outstanding under the 2006 Plan and 2016 Plan were at base prices above the $24.07 fair market value of our Common Stock on that date. For purposes of column (a), we calculated the number of shares that would have been issued to settle all outstanding SARs at December 31, 2016. Because the number of shares to be issued upon the exercise of SARs is to be determined based on the difference between the base price of the SAR and the market price of our Common Stock at the date of exercise, 293,948 SARs are reflected in column (a) and 67,731 SARs are reflected in column (c). Also, for purposes of column (a) and (c), we assume that outstanding performance-based RSUs will be settled in target quantities.

(2)	At December 31, 2016, 2,516,887 SARs were outstanding at a weighted average exercise price of $26.92.

(3)	Consists of the number of securities available for future issuance under the 2016 Plan as of December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Board of Directors

At the date of this Annual Report on Form 10-K, the Board consists of the following members: Ezra Uzi Yemin, William J. Finnerty, Carlos E. Jordá, Charles H. Leonard, Gary M. Sullivan, Jr. and Shlomo Zohar.

Independence

The Board was composed of a majority of independent directors at all times during 2016 because the Board has determined that each of Messrs. Finnerty, Jordá, Leonard, Sullivan and Zohar qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE.

Under the NYSE’s listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director and director nominee concerning his background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of our independent directors has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and is therefore independent under the NYSE’s listing standards and applicable SEC rules and regulations.

Audit Committee

During the 2016 fiscal year, the Audit Committee was comprised of Messrs. Sullivan (chairman), Leonard and Zohar. The Board has determined that (i) Messrs. Leonard, Sullivan and Zohar each qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE; and (ii) Mr. Sullivan is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Compensation Committee

Until July 2016, the Compensation Committee was comprised of Messrs. Jordá (chairman), Finnerty, Leonard and Zohar during the 2016 fiscal year. The Compensation Committee has been composed of Messrs. Jordá (chairman), Finnerty and Zohar since July 2016. Messrs. Jordá, Finnerty, Leonard and Zohar each qualify as independent under applicable SEC rules and regulations and the rules of the NYSE, as an “outside director” for the purposes of Section 162(m) of the Internal Revenue Code and as a “non-employee director” for the purposes of Rule 16b-3 under the Exchange Act.

Nominating and Corporate Governance Committee

Until July 2016, the NCG Committee consisted of Messrs. Leonard (chairman), Finnerty and Zohar. The NCG Committee has been composed of Messrs. Leonard (chairman), Finnerty, Sullivan and Zohar since July 2016. Each member of the NCG Committee qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Approval Policy for Related Party Transactions

On March 6, 2007, our Board adopted a written related party transactions policy to document procedures pursuant to which “related party transactions” are reviewed, approved or ratified. Under Item 404 of Regulation S-K, a “related party transaction” means any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000, and any related person has a direct or indirect material interest. The policy covers all transactions between us and any related party (including any transactions requiring disclosure under Item 404), other than transactions generally available to all employees and transactions involving less than $5,000, when aggregated with all similar transactions.

The policy states that, in most instances, the Audit Committee is best suited to review and approve related party transactions that may arise within the Company. However, the policy permits the disinterested members of the Board to exercise any authority otherwise assigned to the Audit Committee by the policy. In particular, the Board believes that any related party transaction in which any director is interested should typically be reviewed and approved by all disinterested members of the Board. An interested director is not allowed to vote upon a transaction in which he is involved. Depending upon the issue presented, the disinterested members of the Board may request to hear from the interested director during the course of their deliberations, but the interested director does not vote upon the matter and is not present during the vote on such matter. A related party transaction may be consummated only if it is ratified or approved by the Audit Committee or disinterested members of the Board and if it is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are the fees paid for the services of Ernst & Young LLP:

	December 31,
	2016	2015
Audit Fees (1)	$2,029,404	$2,478,127
Audit-related fees (2)	31,224	91,263
Tax fees (3)	30,825	304,030
All other fees	—	—
Total	$2,091,453	$2,873,420

(1)
Audit fees consisted of services rendered to us or certain of our subsidiaries. Such audit services include audits of our consolidated financial statements and internal control over financial reporting, reviews of our quarterly financial statements, and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2016 and December 31, 2015 regardless of when the fees and expenses were paid.

(2)
Fees for audit-related matters billed in 2016 and 2015 consisted of agreed upon procedures for us and our subsidiaries, procedures related to regulatory filings, access to accounting research materials, and consultations of various accounting and financial reporting areas.

(3)	Fees for tax services billed in 2016 and 2015 consisted primarily of consultation on various tax matters related to us and our subsidiaries and certain tax compliance related activities.

The Audit Committee has considered and determined that the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.

Pre-Approval Policies and Procedures.  In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During 2016, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Certain Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements. The accompanying Index to Financial Statements and Schedule on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

2.	List of Financial Statement Schedules:
Schedule I - Condensed financial information of Registrant as of December 31, 2016, 2015 and 2014

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

2.4	^
Equity Purchase Agreement dated August 27, 2016 by and between Delek US Holdings, Inc., Copec Inc. and Compañía de Petróleos de Chile COPEC S.A. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on September 1, 2016).

2.5	^
Agreement and Plan of Merger dated as of January 2, 2017, among Delek US Holdings, Inc., Delek Holdco, Inc., Dione Mergeco, Inc., Astro Mergeco, Inc. and Alon USA Energy, Inc (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on January 3, 2017).

2.6	§	First Amendment to Agreement and Plan of Merger dated as of February 27, 2017, among Delek US Holdings, Inc., Delek Holdco, Inc. Dion Mergeco, Inc., Astro Mergeco, Inc. and Alon USA Energy, Inc.
3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on August 8, 2013).
3.2		Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on August 7, 2014).
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).
10.1	*	Employment Agreement, dated November 1, 2013, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on March 3, 2014).
10.1(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 9, 2013).
10.1(b)	*	Subscription Agreement, dated December 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.1(b) to the Company's Form 10-K filed on March 3, 2014).
10.2	*
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

10.27
First Amendment dated January 29, 2016 to Amended and Restated Stockholder Agreement dated April 14, 2015 by and between Delek US Holdings, Inc. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2016).

10.28	*
Letter Agreement, dated May 5, 2016, modifying Yemin Employment Agreement dated November 1, 2013, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 5, 2016).

10.29	*	Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 1, 2016).
10.29(a)	*
General Terms and Conditions for Restricted Stock Unit Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 5, 2016).

10.29(b)	*
General Terms and Conditions for Stock Appreciation Right Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on August 5, 2016).

10.29(c)	§*	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement
10.29(d)	§*	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement
10.30
Second Amendment to Third Amended and Restated Credit Agreement, dated December 10, 2015, between MAPCO Express, Inc. as borrower, Fifth Third Bank as joint lead arranger, sole book runner and administrative agent and a lender, Bank of America, N.A., as co-syndication Agent and a lender, BMO Capital Markets, as joint lead arranger and co-syndication agent, Regions Business Capital, as joint lead arranger and co-syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 5, 2016).

10.31
Amendment to El Dorado Throughput and Tankage Agreement, executed as of July 22, 2016 but effective as of February 11, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 5, 2016).

10.32
Joinder and First Amendment to Amended and Restated Credit Agreement, dated September 29, 2016, among Delek Refining, Ltd., as borrower, Delek Refining, Inc. and Delek U.S. Refining GP, LLC, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2016).

10.33	*
Employment Agreement, effective June 1, 2017, by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 3, 2016).

10.34	*
Executive Employment Agreement, effective November 1, 2016, by and between Delek US Holdings, Inc. and Frederec C. Green (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 17, 2016).

10.35
Voting, Irrevocable Proxy and Support Agreement dated as of January 2, 2017, by and between Delek US Holdings, Inc. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 3, 2017).

10.36
Voting, Irrevocable Proxy and Support Agreement dated as of January 2, 2017, by and between Delek US Holdings, Inc., David Wiessman and D.B.W. Holdings (2005) Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 3, 2017).

10.37
Voting, Irrevocable Proxy and Support Agreement dated as of January 2, 2017, by and between Delek US Holdings, Inc., Jeff Morris and Karen Morris (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on January 3, 2017).

10.38	*
Executive Employment Agreement, effective April 1, 2017, by and between Delek US Holdings, Inc. and Kevin Kremke (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 31, 2017).

10.39	§*	Employment Agreement, effective November 1, 2016, between Delek US Holdings, Inc. and Avigal Soreq.
10.40	§*	Employment Agreement, effective October 10, 2016, between Delek US Holdings, Inc. and Mark Cox.
21.1	§	Subsidiaries of the Registrant
23.1	§	Consent of Ernst & Young LLP
23.2	§	Consent of KPMG LLP
24.1	§	Power of Attorney
31.1	§	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
31.2	§	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
32.1	§	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	§	Audited financial statements of Alon Energy USA, Inc. as of December 31, 2016 and 2015, and for each of the years ended December 31, 2016, 2015 and 2014.
101
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

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

Delek US Holdings, Inc.

Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For Each of the Three Years Ended December 31, 2016, 2015 and 2014

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Delek US Holdings, Inc.

We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Delek US Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Delek US Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Delek US Holdings, Inc. and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Delek US Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Alon USA Energy Inc., a corporation in which the Company has a 47% interest. In the consolidated financial statements, the Company’s investment in Alon USA Energy, Inc. is stated at $259.0 and $564.5 million as of December 31, 2016 and 2015, respectively, and the Company’s equity in the net (loss) income of Alon USA Energy, Inc. is stated at ($39.6) million and $4.1 million for the years ended December 31, 2016 and 2015, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Alon USA Energy, Inc., is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek US Holdings, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 27, 2017

Delek US Holdings, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$689.2	$287.2
Accounts receivable	265.9	217.4
Accounts receivable from related party	0.1	0.5
Inventories, net of lower of cost or market valuation	392.4	271.0
Assets of discontinued operations held for sale	—	478.8
Other current assets	54.6	142.6
Total current assets	1,402.2	1,397.5
Property, plant and equipment:
Property, plant and equipment	1,587.6	1,546.9
Less: accumulated depreciation	(484.3)	(369.5)
Property, plant and equipment, net	1,103.3	1,177.4
Goodwill	12.2	12.2
Other intangibles, net	26.7	27.3
Equity method investments	360.0	605.2
Other non-current assets	80.7	105.3
Total assets	$2,985.1	$3,324.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$494.6	$364.7
Accounts payable to related party	1.8	—
Current portion of long-term debt	84.4	93.9
Obligation under Supply and Offtake Agreement	124.6	132.0
Liabilities of discontinued operations held for sale	—	302.8
Accrued expenses and other current liabilities	235.1	110.7
Total current liabilities	940.5	1,004.1
Non-current liabilities:
Long-term debt, net of current portion	748.5	711.3
Environmental liabilities, net of current portion	6.2	7.9
Asset retirement obligations	5.2	5.3
Deferred tax liabilities	76.2	188.6
Other non-current liabilities	26.0	53.8
Total non-current liabilities	862.1	966.9
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 67,150,352 shares and 66,946,721 shares issued at December 31, 2016 and December 31, 2015, respectively	0.7	0.7
Additional paid-in capital	650.5	639.2
Accumulated other comprehensive loss	(20.8)	(45.3)
Treasury stock, 5,195,791 shares and 4,809,701 shares, at cost, as of December 31, 2016 and December 31, 2015, respectively	(160.8)	(154.8)
Retained earnings	522.3	713.5
Non-controlling interest in subsidiaries	190.6	200.6
Total stockholders’ equity	1,182.5	1,353.9
Total liabilities and stockholders’ equity	$2,985.1	$3,324.9
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Income
(In millions, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$4,197.9	$4,782.0	$7,019.2
Operating costs and expenses:
Cost of goods sold	3,812.9	4,236.9	6,213.3
Operating expenses	249.3	270.3	258.7
Insurance proceeds — business interruption	(42.4)	—	—
General and administrative expenses	106.1	100.6	105.2
Depreciation and amortization	116.4	106.0	83.2
Other operating expense (income), net	4.8	(0.5)	0.1
Total operating costs and expenses	4,247.1	4,713.3	6,660.5
Operating (loss) income	(49.2)	68.7	358.7
Interest expense	54.4	52.1	33.5
Interest income	(1.5)	(1.1)	(0.8)
Loss (income) from equity method investments	43.4	(2.0)	—
Loss on impairment of equity method investment	245.3	—	—
Other expense (income), net	0.4	(1.6)	(0.9)
Total non-operating expenses, net	342.0	47.4	31.8
(Loss) income from continuing operations before income tax (benefit) expense	(391.2)	21.3	326.9
Income tax (benefit) expense	(171.5)	(15.8)	101.6
(Loss) income from continuing operations	(219.7)	37.1	225.3
Discontinued operations
Income from discontinued operations	144.2	5.7	0.6
Income tax expense (benefit)	57.9	(0.9)	(0.1)
Income from discontinued operations, net of tax	86.3	6.6	0.7
Net (loss) income	(133.4)	43.7	226.0
Net income attributed to non-controlling interest	20.3	24.3	27.4
Net (loss) income attributable to Delek	$(153.7)	$19.4	$198.6
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(3.88)	$0.21	$3.37
Income from discontinued operations	1.39	0.11	0.01
Total basic (loss) earnings per share	$(2.49)	$0.32	$3.38
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(3.88)	$0.21	$3.33
Income from discontinued operations	1.39	0.11	0.01
Total diluted (loss) earnings per share	$(2.49)	$0.32	$3.34
Weighted average common shares outstanding:
Basic	61,921,787	60,819,771	58,780,947
Diluted	61,921,787	61,320,570	59,355,120
Dividends declared per common share outstanding	$0.60	$0.60	$1.00
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income attributable to Delek	$(153.7)	$19.4	$198.6
Other comprehensive (loss) income:
Commodity contracts designated as cash flow hedges:
Unrealized gains (losses), net of ineffectiveness (gains) losses of $(3.1) million, $21.5 million, and $(6.3) million for the years ended December 31, 2016, 2015 and 2014, respectively	8.4	(41.4)	10.3
Realized losses (gains) reclassified to cost of goods sold	27.8	(0.7)	(22.6)
Gain (loss) on cash flow hedges, net	36.2	(42.1)	(12.3)
Income tax (expense) benefit	(12.7)	14.7	4.0
Net comprehensive income (loss) on commodity contracts designated as cash flow hedges	23.5	(27.4)	(8.3)
Foreign currency translation gain (loss)	0.2	(0.3)	(0.3)
Other comprehensive income (loss) from equity method investments, net of tax (expense) benefit of $(0.4) million and $2.7 million for the years ended December 31, 2016 and 2015, respectively	0.8	(5.0)	—
Total other comprehensive income (loss)	24.5	(32.7)	(8.6)
Comprehensive (loss) income attributable to Delek	$(129.2)	$(13.3)	$190.0

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity
(In millions, except share and per share data)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2013	60,229,107	$0.6	$384.5	$(4.0)	$591.8	(1,000,000)	$(37.9)	$185.4	$1,120.4
Net income		—	—	—	—	198.6	—	—	27.4	226.0
Unrealized loss on cash flow hedges, net of deferred income tax benefit of $4.0 million and ineffectiveness gain of $6.3 million		—	—	—	(8.3)	—	—	—	—	(8.3)
Foreign currency translation		—	—	—	(0.3)	—	—	—	—	(0.3)
Common stock dividends ($1.00 per share)		—	—	—	—	(59.2)	—	—	—	(59.2)
Equity-based compensation expense		—	—	12.9	—	—	—	—	1.0	13.9
Distribution to non-controlling interest		—	—	—	—	—	—	—	(17.1)	(17.1)
Repurchase of common stock		—	—	—	—	—	(2,365,561)	(74.7)	—	(74.7)
Income tax benefit of equity-based compensation expense		—	—	1.8	—	—	—	—	—	1.8
Taxes paid due to the net settlement of equity-based compensation		—	—	(5.2)	—	—	—	—	—	(5.2)
Exercise of equity-based awards		408,418	—	1.1	—	—	—	—	—	1.1
Balance at	December 31, 2014	60,637,525	$0.6	$395.1	$(12.6)	$731.2	(3,365,561)	$(112.6)	$196.7	$1,198.4

Delek US Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2014	60,637,525	$0.6	$395.1	$(12.6)	$731.2	(3,365,561)	$(112.6)	$196.7	$1,198.4
Net income		—	—	—	—	19.4	—	—	24.3	43.7
Unrealized loss on cash flow hedges, net of income tax benefit of $14.7 million and ineffectiveness loss of $21.5 million		—	—	—	(27.4)	—	—	—	—	(27.4)
Other comprehensive loss from equity method investments, net of income tax benefit of $2.7 million					(5.0)	—	—	—	—	(5.0)
Foreign currency translation loss		—	—	—	(0.3)	—	—	—	—	(0.3)
Common stock dividends ($0.60 per share)		—	—	—		(37.1)	—	—	—	(37.1)
Equity-based compensation expense		—	—	15.9	—	—	—	—	0.9	16.8
Distribution to non-controlling interest		—	—	—	—	—	—	—	(20.9)	(20.9)
Repurchase of common stock		—	—	—	—	—	(1,444,140)	(42.2)	—	(42.2)
Income tax benefit from equity-based compensation expense		—	—	1.3	—	—	—	—	—	1.3
Stock issued in connection with the Alon Acquisition		6,000,000	0.1	230.7	—	—	—	—	—	230.8
Taxes paid due to the net settlement of equity-based compensation		—	—	(4.4)	—	—	—	—	—	(4.4)
Exercise of equity-based awards		309,196	—	0.2	—	—	—	—	—	0.2
Other		—	—	0.4	—	—	—	—	(0.4)	—
Balance at	December 31, 2015	66,946,721	$0.7	$639.2	$(45.3)	$713.5	(4,809,701)	$(154.8)	$200.6	$1,353.9

Delek US Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2015	66,946,721	$0.7	$639.2	$(45.3)	$713.5	(4,809,701)	$(154.8)	$200.6	$1,353.9
Net (loss) income		—	—	—	—	(153.7)	—	—	20.3	(133.4)
Net unrealized gain on cash flow hedges, net of income tax expense of $12.7 million and ineffectiveness gain of $3.1 million		—	—	—	23.5	—	—	—	—	23.5
Other comprehensive income from equity method investments, net of income tax expense of $0.4 million		—	—	—	0.8	—	—	—	—	0.8
Foreign currency translation gain		—	—	—	0.2	—	—	—	—	0.2
Common stock dividends ($0.60 per share)		—	—	—	—	(37.5)	—	—	—	(37.5)
Equity-based compensation expense		—	—	15.7	—	—	—	—	0.7	16.4
Distribution to non-controlling interest		—	—	—	—	—	—	—	(24.1)	(24.1)
Repurchase of common stock		—	—	—	—	—	(386,090)	(6.0)	—	(6.0)
Repurchase of non-controlling interest		—	—	—	—	—	—	—	(6.9)	(6.9)
Income tax expense from equity-based compensation expense		—	—	(2.9)	—	—	—	—	—	(2.9)
Taxes due to the net settlement of equity-based compensation		—	—	(1.5)	—	—	—	—	—	(1.5)
Exercise of equity-based awards		203,631	—	—	—	—	—	—	—	—
Other		—	—	—	—	—	—	—	—	—
Balance at	December 31, 2016	67,150,352	$0.7	$650.5	$(20.8)	$522.3	(5,195,791)	$(160.8)	$190.6	$1,182.5
See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(133.4)	$43.7	$226.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	116.4	106.0	83.2
Amortization of deferred financing costs and debt discount	4.4	4.1	3.4
Accretion of asset retirement obligations	0.3	0.4	0.3
Amortization of unfavorable contract liability	(0.7)	—	(2.7)
Deferred income taxes	(153.2)	19.0	35.8
Loss (income) from equity method investments	43.4	(2.0)	—
Dividends from equity method investments	20.2	15.1	—
Loss on disposal of assets	4.8	0.3	—
Impairment of fixed assets	—	2.2	—
Impairment of equity method investment	245.3	—	—
Equity-based compensation expense	16.4	16.8	13.9
Income tax benefit of equity-based compensation	(1.2)	(1.3)	(1.8)
Income from discontinued operations	(86.3)	(6.6)	(0.7)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(48.1)	(36.9)	52.3
Inventories and other current assets	(53.7)	111.7	209.8
Market value of derivatives	44.2	32.9	(59.9)
Accounts payable and other current liabilities	221.0	(74.1)	(101.5)
Obligation under Supply and Offtake Agreement	12.8	(68.9)	(130.1)
Non-current assets and liabilities, net	2.3	(18.4)	(39.1)
Cash provided by operating activities - continuing operations	254.9	144.0	288.9
Cash provided by operating activities - discontinued operations	13.3	36.0	40.9
Net cash provided by operating activities	268.2	180.0	329.8
Cash flows from investing activities:
Business combinations	—	(0.4)	(33.8)
Equity method investment contributions	(61.6)	(240.9)	—
Purchases of property, plant and equipment	(46.3)	(187.7)	(220.9)
Purchase of intangible assets	(0.7)	(7.2)	—
Proceeds from sales of assets	0.2	1.2	—
Cash used in investing activities - continuing operations	(108.4)	(435.0)	(254.7)
Cash provided by (used in) investing activities - discontinued operations	288.9	(25.4)	(47.6)
Net cash provided by (used in) investing activities	180.5	(460.4)	(302.3)
Cash flows from financing activities:
Proceeds from long-term revolvers	369.0	436.9	788.6
Payments on long-term revolvers	(327.9)	(337.1)	(694.6)
Proceeds from term debt	40.3	174.6	90.0
Payments on term debt	(55.0)	(77.6)	(29.6)
Proceeds from exercise of stock options	—	0.2	1.1
Proceeds from product financing agreements	56.5	—	—
Repayments of product financing agreements	(50.4)	—	—
Taxes paid due to the net settlement of equity-based compensation	(1.5)	(4.4)	(5.2)
Income tax benefit of equity-based compensation	1.2	1.3	1.8
Repurchase of common stock	(6.0)	(42.2)	(74.7)
Repurchase of non-controlling interest	(6.9)	—	—
Distribution to non-controlling interest	(24.1)	(20.9)	(17.1)
Dividends paid	(37.5)	(37.1)	(59.2)
Deferred financing costs paid	(1.9)	(2.7)	(7.7)
Cash (used in) provided by financing activities - continuing operations	(44.2)	91.0	(6.6)
Cash (used in) provided by financing activities - discontinued operations	(17.5)	47.5	23.2
Net cash (used in) provided by financing activities	(61.7)	138.5	16.6
Net increase (decrease) in cash and cash equivalents	387.0	(141.9)	44.1
Cash and cash equivalents at the beginning of the period	302.2	444.1	400.0
Cash and cash equivalents at the end of the period	689.2	302.2	444.1
Less cash and cash equivalents of discontinued operations at the end of the period	—	15.0	14.3
Cash and cash equivalents of continuing operations at the end of the period	$689.2	$287.2	$429.8

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.2 million, $0.6 million and $1.5 million in 2016, 2015 and 2014, respectively	$51.9	$48.9	$37.1
Income taxes	$1.7	$5.1	$111.7
Non-cash investing activities:
Equity method investments	$—	$8.8	$—
(Decrease) increase in accrued capital expenditures	$(3.7)	$4.5	$(12.9)
Non-cash financing activities:
Stock issued in connection with the Alon Acquisition	$—	$230.8	$—
Note payable issued in connection with the Alon Acquisition	$—	$145.0	$—

See accompanying notes to the consolidated financial statements

Delek US Holdings, Inc.
Notes to Consolidated Financial Statements
1. General
Delek US Holdings, Inc. is the sole shareholder or owner of membership interests of Delek Refining, Inc. ("Refining"), Delek Finance, Inc., Delek Marketing & Supply, LLC, Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, Inc., Delek Logistics Services Company, Delek Helena, LLC, and Delek Land Holdings, LLC. Unless otherwise indicated or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries. Delek is listed on the New York Stock Exchange under the symbol "DK."

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
In August 2016, we entered into a definitive equity purchase agreement (the "Purchase Agreement") with Compañía de Petróleos de Chile COPEC S.A. and its subsidiary, Copec Inc., a Delaware corporation (collectively, "COPEC"). Under the terms of the Purchase Agreement, Delek agreed to sell, and COPEC agreed to purchase, 100% of the equity interests in Delek's wholly-owned subsidiaries MAPCO Express, Inc. ("MAPCO Express"), MAPCO Fleet, Inc., Delek Transportation, LLC, NTI Investments, LLC and GDK Bearpaw, LLC (collectively, the “Retail Entities”) for cash consideration of $535 million, subject to customary adjustments (the “ Retail Transaction”). The Retail Transaction closed in November 2016.
As a result of the Purchase Agreement, we met the requirements under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") and ASC 360, Property, Plant and Equipment ("ASC 360"), to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. See Note 5, Discontinued Operations and Assets Held for Sale, for further information.
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

Reclassifications
Having classified the Retail Entities as assets held for sale, the consolidated balance sheets for all periods presented have been reclassified to reflect assets held for sale and liabilities associated with assets held for sale. The consolidated statements of income for all periods presented have been reclassified to reflect the results of the Retail Entities as income from discontinued operations, net of taxes.

Segment Reporting
Delek is a diversified energy business focused on petroleum refining and wholesale sales of refined products. Prior to August 2016, we aggregated our operating units into three reportable segments: refining, logistics and retail. However, in August 2016, Delek entered into the Purchase Agreement to sell the Retail Entities, which consist of all of the retail segment and a portion of the corporate, other and eliminations segment, to COPEC. As a result of the Purchase Agreement, we met the requirements of ASC 205-20 and ASC 360 to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. The operating results for the Retail Entities, in all periods presented, have been reclassified to discontinued operations.

Our corporate activities, results of certain immaterial operating segments, our equity method investment in Alon USA and intercompany eliminations are reported in corporate, other and eliminations. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of the reportable segments based on the segment contribution margin.
As of December 31, 2016, the refining segment operated high conversion, independent refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") and biodiesel facilities in Cleburne, Texas and Crossett, Arkansas. The logistics segment owns and operates crude oil and refined products logistics and marketing assets. Segment reporting is more fully discussed in Note 14.

Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, U.S. or multi-national financial institutions. All highly liquid investments purchased with a term of three months or less are considered to be cash equivalents. As of December 31, 2016 and 2015, these cash equivalents consisted primarily of bank certificates of deposit and bank money market accounts, as well as overnight investments in U.S. Government obligations and bank repurchase obligations collateralized by U.S. Government obligations.

Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. No allowance for doubtful accounts related to trade receivables was recorded by Delek as of December 31, 2016 or 2015, respectively.
No customer accounted for more than 10% of our consolidated accounts receivable balance as of both December 31, 2016 and 2015. No customer accounted for more than 10% of consolidated net sales for the years ended December 31, 2016 , 2015 or 2014.

Inventory
Refinery inventory consists of crude oil, work-in-process, refined products and blendstocks which are stated at the lower of cost or market. Cost of inventory at the Tyler refinery is determined under the last-in, first-out ("LIFO") valuation method. Cost of crude oil, refined product and feedstock inventories in excess of market value are charged to cost of goods sold. Such changes are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. Cost of inventory for the El Dorado refinery is determined on a first-in, first-out ("FIFO") basis.
Logistics inventory consists of refined products which are stated at the lower of FIFO cost or market.
One vendor in the refining segment accounted for a total of 26.6%, 28.0% and 35.2% of our consolidated inventory purchases during the years ended December 31, 2016, 2015 and 2014, respectively.

Property, Plant and Equipment
Assets acquired by Delek in conjunction with business acquisitions are recorded at estimated fair value in accordance with the purchase method of accounting as prescribed in ASC 805, Business Combinations ("ASC 805"). Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management's estimated useful lives of the assets or the remaining lease term.
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

Other Intangible Assets
Delek has intangible assets consisting of a long-term supply contract, capacity contracts and rights of way. We amortize the definite-lived intangible assets on straight-line bases over the estimated useful lives of eight to 11.5 years. The amortization expense is included in depreciation and amortization on the accompanying consolidated statements of income.

Property, Plant and Equipment and Other Intangibles Impairment
Property, plant and equipment and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360 and ASC 350, Intangibles - Goodwill and Other, Delek evaluates the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, Delek assesses whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. We recognized an impairment charge of $2.2 million in 2015 related to the write-down of certain idle refining equipment in our refining segment to net realizable value. This impairment charge is included in other operating income in our consolidated statement of income for the period. There were no impairment charges identified for the years ended December 31, 2016 or 2014.

Equity Method Investments

For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee and cash distributions, which are separately stated in our consolidated statements of income and our consolidated statements of cash flows. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. Based on our evaluations, it was necessary to record an impairment charge of $245.3 million on our investment in Alon USA based on the quoted market price of our ALJ Shares as of September 30, 2016, during the year ended December 31, 2016. This impairment is reflected in the loss on impairment of equity method investment in our consolidated statements of income for the year ended December 31, 2016. There were no impairment losses recorded on equity method investments for the year ended December 31, 2015. We did not hold any equity method investments in the year ended December 31, 2014. See Note 4 for further information on our equity method investments.

Capitalized Interest
Delek capitalizes interest on capital projects associated with the refining and logistics segments. For the years ended December 31, 2016, 2015 and 2014, interest of $0.2 million, $0.6 million and $1.5 million, respectively, was capitalized relating to these projects.

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

Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Delek's goodwill, all of which was acquired in various business combinations, is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and Delek performs this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results or sustain a permanent market capitalization decline. If a reporting unit's carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit's goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Our annual assessment of goodwill did not result in impairment during the years ended December 31, 2016, 2015 or 2014.

Derivatives
Delek records all derivative financial instruments, including any interest rate swap and cap agreements, fuel-related derivatives, over the counter ("OTC") future swaps, forward contracts and future RIN purchase and sales commitments that qualify as derivative instruments, at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply and qualify for the hedging treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income for cash flow hedges. We validate the fair value of all derivative financial instruments on a periodic basis, utilizing exchange pricing and/or price index developers such as Platts, Argus or OPIS. On a regular basis, Delek enters into commodity contracts with counterparties for the purchase or sale of crude oil, blendstocks, and various finished products. These contracts usually qualify for the normal purchase / normal sale exemption under ASC 815 and, as such, are not measured at fair value.
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
Delek applies the provisions of ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our interest rate and commodity derivatives that are measured at fair value on a recurring basis. ASC 820 also applies to the measurement of our equity method investment in Alon USA used in determining whether or not an impairment exists, when circumstances require evaluation. See Note 4 for further information. This standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material to our financial statements at this time.
Delek also applies the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a financial instrument, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of both December 31, 2016 and 2015, we elected to carry the step-out liability associated with our Master Supply and Offtake Agreement (the "Supply and Offtake Agreement") with J. Aron & Company ("J. Aron") at fair value and recognize all changes in the fair value of the step-out liability in cost of goods sold in the accompanying statements of income. See Notes 7 and 15 for further discussion.

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

In the refining segment, these obligations relate to the required disposal of waste in certain storage tanks, asbestos abatement at an identified location and other estimated costs that would be legally required upon final closure of the Tyler and El Dorado refineries. In the logistics segment, these obligations relate to the required cleanout of the pipeline and terminal tanks and removal of certain above-grade portions of the pipeline situated on right-of-way property.
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations is as follows (in millions):

	December 31,
	2016	2015
Beginning balance	$5.3	$4.9
Liabilities settled	(0.4)	—
Accretion expense	0.3	0.4
Ending balance	$5.2	$5.3
In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligations.

Renewable Identification Numbers
The U.S. Environmental Protection Agency (“EPA”) requires certain refiners to blend biofuels into the fuel products they produce pursuant to the EPA’s Renewable Fuel Standard - 2 ("RFS-2").  Alternatively, credits, called Renewable Identification Numbers ("RINs"), which may be generated and/or purchased, can be used to satisfy this obligation instead of physically blending biofuels ("RINs Obligation"). Both of our refineries are obligated parties to the RFS-2 (see Note 19 for further discussion of these requirements). To the extent that either refinery is unable to blend biofuels at the required rate, it must purchase RINs in the open market to satisfy its annual requirement. Our RINs Obligation is based on the amount of RINs we must purchase and the price of those RINs as of the balance sheet date. The cost of RINs used each period is charged to cost of goods sold in the consolidated statements of income. We recognize a liability at the end of each reporting period in which we do not have sufficient RINs to cover the RINs Obligation. The liability is calculated by multiplying the RINs shortage (based on actual results) by the period end RIN spot price. From time to time, we may hold RINs generated in excess of our current obligations.  We recognize an asset at the end of each reporting period in which we have generated RINs in excess of our RINs Obligation. The asset is calculated by multiplying the RINs surplus (based on actual results) by the period end RIN spot price. The value of RINs in excess of our RINs Obligation, if any, would be reflected in other current assets on the consolidated balance sheets. RINs generated in excess of our current RINs Obligation may be sold or held to offset future RINs Obligations. Any such sales of excess RINs are recorded in cost of goods sold on the consolidated statements of income. The assets and liabilities associated with our RINs Obligation are considered recurring fair value measurements. See Note 15 for further information.
From time to time, Delek enters into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RIN commitment contracts meet the definition of derivative instruments under ASC 815 and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RIN commitment contracts are recorded in cost of goods sold on the consolidated statements of income. See Note 16 for further information.

Revenue Recognition
Revenues for products sold are recorded at the point of sale upon delivery of product, which is the point at which title to the product is transferred, and when payment has either been received or collection is reasonably assured.
Delek derives service revenue in the logistics segment as crude oil, intermediate and refined products are shipped through, delivered by or stored in our pipelines, trucks, terminals and storage facility assets, as applicable. We do not recognize product sales revenues for the logistics segment service revenues, as title on the product never passes to us. The majority of logistics segment service revenues are based on regulated tariff rates or contractual rates. We record service revenue and related costs at gross amounts when Delek is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, influences product or service specifications or has several but not all of these indicators. When Delek is not the primary obligor and does not possess other indicators of gross reporting as discussed previously, we record net service revenue.

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

Sales, Use and Excise Taxes
Delek's policy is to exclude sales, use and excise taxes from revenue when we are an agent of the taxing authority, in accordance with ASC 605-45, Revenue Recognition - Principal Agent Considerations.

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

Advertising Costs
Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the years ended December 31, 2016, 2015 and 2014 was $0.2 million, $0.3 million and $0.2 million, respectively.

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

Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2016	2015	2014
Weighted average common shares outstanding	61,921,787	60,819,771	58,780,947
Dilutive effect of equity instruments	—	500,799	574,173
Weighted average common shares outstanding, assuming dilution	61,921,787	61,320,570	59,355,120

Outstanding common share equivalents totaling 2,573,221, 2,269,246 and 1,867,368 were excluded from the diluted earnings per share calculation for the years ended December 31, 2016, 2015 and 2014, respectively, as these common share equivalents did not have a dilutive effect under the treasury stock method. These amounts include outstanding common share equivalents totaling 276,094 that were excluded from the diluted earnings per share calculation due to the net loss for the period for the year ended December 31, 2016.

Equity-based Compensation
ASC 718, Compensation - Stock Compensation ("ASC 718"), requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement and establishes fair value as the measurement objective in accounting for share-based payment arrangements. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards on the date of grant. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock option and stock appreciation right (SAR) awards.
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
We generally recognize compensation expense related to stock-based awards with graded or cliff vesting on a straight-line basis over the vesting period. It is our practice to issue new shares when share-based awards are exercised.

New Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board ("FASB") issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted for any interim or annual financial statements that have not yet been issued.  We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
In August 2016, the FASB issued guidance that clarifies eight cash flow classification issues pertaining to cash receipts and cash payments. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for any interim or annual financial statements that have not yet been issued. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
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
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for excess tax benefits and deficiencies, classification of awards as either equity or liabilities and classification of excess tax benefits on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted for any interim or annual financial statements that have not yet been issued. Early adoption is permitted. We expect to adopt this guidance on the effective date and are currently evaluating the impact adopting this new guidance will have on our business, financial condition and results of operations.
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
In July 2015, the FASB issued guidance requiring entities to measure FIFO or average cost inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance does not change the measurement of inventory measured using LIFO or the retail inventory method. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted at the beginning of any interim or annual period for which financial statements have not yet been issued. We expect to adopt this guidance on the effective date and we do not anticipate that the adoption will have a material impact on our business, financial position or results of operations.
In February 2015, the FASB issued guidance that amends and simplifies the requirements for consolidation and provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporations and securitization structures, should be consolidated. This guidance is effective for interim and annual periods beginning after December 15, 2015. We adopted this guidance on January 1, 2016 and the adoption did not have a material impact on our business, financial condition or results of operations.
In August 2015 the FASB issued guidance intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of related footnote disclosures, if necessary. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within the annual periods beginning after December 15, 2016. We adopted this guidance in the fourth quarter of 2016 and the adoption did not have a material impact on our business, financial condition or results of operations.
In May 2014, the FASB issued guidance regarding “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and can be adopted retrospectively. Early adoption is not permitted. We have formed a project implementation team as well as a project time-line to evaluate this new standard. We have reviewed and gained an understanding of the new revenue recognition accounting guidance and completed our revenue stream scoping process. We have preliminarily elected to use the modified retrospective adoption method to apply this standard. We are still evaluating the impact that adopting this standard will have on our business, financial condition and results of operations.
3. Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of December 31, 2016, we owned a 60.7% limited partner interest in Delek Logistics, consisting of 15,065,192 common units, and a 94.9% interest in Logistics GP, which owns both the entire 2.0% general partner interest, consisting of 496,502 general partner units, in Delek Logistics and all of the incentive distribution rights.

In March 2015, a subsidiary of Delek Logistics completed the acquisition from Lion Oil of two crude oil rail offloading racks at the El Dorado refinery and related ancillary assets adjacent to the El Dorado refinery (the "El Dorado Offloading Racks Acquisition"). The cash paid for the assets acquired was approximately $42.5 million, financed with borrowings under the DKL Revolver (as defined in Note 11).
In March 2015, a subsidiary of Delek Logistics completed the acquisition from Refining of a crude oil storage tank with 350,000 barrels of shell capacity that supports the Tyler refinery and related ancillary assets adjacent to our Tyler refinery (the "Tyler Crude Tank Acquisition"). The purchase price paid for the assets acquired was $19.4 million in cash, financed with borrowings under the DKL Revolver (as defined in Note 11).

In February 2014, a subsidiary of Delek Logistics completed the acquisition of certain storage tanks and the products terminal located at the El Dorado refinery from Lion Oil (the "El Dorado Acquisition"). The cash paid for the assets acquired was approximately $95.9 million, financed with borrowings under the amended and restated Delek Logistics revolving credit agreement. The storage tanks have approximately 2.5 million barrels of aggregate shell capacity and consist of 158 tanks and ancillary assets, including piping and pumps.

The El Dorado Offloading Racks Acquisition, the Tyler Crude Tank Acquisition, the El Dorado Acquisition are each considered a transfer of a business between entities under common control. As such, the assets acquired and liabilities assumed were transferred to Delek Logistics at historical basis instead of fair value.
We have agreements with Delek Logistics that, among other things, establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us. The revenues and expenses associated with these agreements are eliminated in consolidation.

Delek Logistics is a variable interest entity as defined under GAAP and is consolidated into our consolidated financial statements. With the exception of intercompany balances which are eliminated in consolidation, the Delek Logistics consolidated balance sheets as of December 31, 2016 and 2015, as presented below, are included in the consolidated balance sheets of Delek (in millions).

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$0.1	$—
Accounts receivable	19.2	35.0
Accounts receivable from related parties	2.8	—
Inventory	8.9	10.5
Other current assets	1.1	1.6
Property, plant and equipment, net	251.0	253.8
Equity method investments	101.1	40.7
Goodwill	12.2	12.2
Intangible assets, net	14.4	15.5
Other non-current assets	4.7	6.0
Total assets	$415.5	$375.3
LIABILITIES AND DEFICIT
Accounts payable	$10.9	$6.9
Accounts payable to related parties	—	4.0
Accrued expenses and other current liabilities	9.8	9.8
Revolving credit facility	392.6	351.6
Asset retirement obligations	3.8	3.5
Other non-current liabilities	11.7	10.5
Deficit	(13.3)	(11.0)
Total liabilities and deficit	$415.5	$375.3

4. Equity Method Investments
On May 14, 2015, Delek acquired from Alon Israel Oil Company, Ltd. ("Alon Israel") approximately 33.7 million shares of common stock (the "ALJ Shares") of Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA") pursuant to the terms of a stock purchase agreement with Alon Israel dated April 14, 2015 (the "Alon Acquisition"). The ALJ Shares represented an equity interest in Alon USA of approximately 48% at the time of acquisition. We acquired the ALJ Shares for the following combination of cash, stock and seller-financed debt:

•	Delek issued 6,000,000 restricted shares of its common stock, par value $0.01 per share, to Alon Israel;

•	Delek issued an unsecured $145.0 million term promissory note payable to Alon Israel (the "Alon Israel Note") (See Note 11 for further information);

•	Delek paid Alon Israel $200.0 million in cash at closing funded with a combination of cash on hand and borrowings under the Lion Term Loan (as defined in Note 11); and

•	Delek agreed to pay Alon Israel $5.0 million of additional consideration, to be paid ratably in annual installments over a period of five years.
Delek will also issue an additional 200,000 restricted shares of its common stock to Alon Israel if the closing price of Delek's common stock is greater than $50.00 per share for at least 30 consecutive trading days that end on or before May 14, 2017.
In January 2017, we announced a definitive agreement under which Delek will acquire all of the outstanding shares of Alon USA common stock which Delek does not already own in an all-stock transaction (See Note 23 for further information information).
As of December 31, 2016, our investment balance in Alon USA was $259.0 million and the excess of our initial investment over our net equity in the underlying net assets of Alon USA was approximately $11.9 million. This excess is included in equity method investments in our consolidated balance sheet and a portion has been attributed to property, plant and equipment and definite lived intangible assets. These portions of the excess will be amortized as a reduction to earnings from equity method investments on a straight-line basis over the lives of the related assets. The earnings from this equity method investment reflected in our consolidated statements of income include our share of net earnings or losses directly attributable to this equity method investment, and amortization of the excess of our investment balance over the underlying net assets of Alon USA.

We evaluated our investment in Alon USA as of September 30, 2016, and determined that the decline in the market value of the ALJ Shares was other than temporary and, therefore, it was necessary to record an impairment charge of $245.3 million on our investment based on the quoted market price of our ALJ Shares, which is a Level 1 fair value measurement. Our decision that the decline in market value of the ALJ shares is other than temporary was primarily based on the following factors: the duration of the period in which the fair market value had been below our investment balance and the decreased possibility of a recovery in the near term as a result of Alon USA's recent financial performance, as well as expectations of Alon USA's future operating performance. This impairment is reflected in the loss on impairment of equity method investment in our consolidated statements of income for the year ended December 31, 2016. As of December 31, 2016, the market value of our ALJ Shares was $383.4 million, based on quoted market prices. There were no additional impairment indicators as of December 31, 2016.
Below is summarized financial information of the financial position and results of operations of Alon USA (in millions):

Balance Sheet Information	December 31, 2016	December 31, 2015
Current assets	$486.2	$504.6
Non-current assets	1,624.0	1,671.5
Current liabilities	445.5	425.9
Non-current liabilities	1,082.2	1,086.1
Non-controlling interests	61.3	25.0

Income Statement Information	Year Ended December 31, 2016	Period from May 14, 2015 through December 31, 2015
Revenue	$3,913.4	$2,620.0
Gross profit	536.6	504.6
Pre-tax (loss) income	(126.6)	50.8
Net (loss) income	(79.8)	25.7
Net (loss) income attributable to Alon USA	(82.8)	8.6
Also, in March 2015, Delek Logistics entered into two joint ventures that are currently constructing or have constructed logistics assets, which will serve third parties and subsidiaries of Delek. Delek Logistics' investment in these joint ventures was financed through a combination of cash from operations and borrowings under the DKL Revolver (as defined in Note 11). As of December 31, 2016, the Delek Logistics' investment balance in these joint ventures was $101.1 million and was accounted for using the equity method. One of the joint venture projects has been completed and began operations in September 2016. The other has been substantially completed and began operations in January 2017.
5. Discontinued Operations and Assets Held for Sale
In August 2016, Delek entered into a Purchase Agreement to sell the Retail Entities to COPEC. As a result of the Purchase Agreement, we met the requirements of ASC 205-20 and ASC 360 to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. The fair value assessment of the Retail Entities as of August 27, 2016 did not result in an impairment. We ceased depreciation of these assets as of August 27, 2016. The Retail Transaction closed in November 2016 and we received net cash consideration of $378.9 million and retained approximately $62.8 million of net liabilities from the Retail Entities. The Retail Transaction resulted in a gain on sale of the Retail Entities, before income tax, of $134.1 million.
Under the terms of the Purchase Agreement, Lion Oil and MAPCO Express entered into a supply agreement at the closing of the Retail Transaction pursuant to which Lion Oil will supply fuel to retail locations owned by MAPCO Express for a period of 18 months following the closing of the Retail Transaction (the "Fuel Supply Agreement"). We recorded revenues of $56.0 million, expenses of $1.7 million and cash inflows of $43.5 million for the period from November 15, 2016 through December 31, 2016 associated with the Fuel Supply Agreement.

The carrying amount of the major classes of assets and liabilities of the Retail Entities included in assets and liabilities of discontinued operations held for sale are as follows (in millions):

December 31, 2015
Assets held for sale:
Cash and cash equivalents	$15.0
Accounts receivable	15.6
Inventory	36.6
Other current assets	2.9
Total current assets	70.1
Property, plant & equipment, net of accumulated depreciation of $209.5 million as of December 31, 2015	343.7
Goodwill	62.2
Other non-current assets	2.8
Total non-current assets	$408.7
Assets held for sale	$478.8
Liabilities associated with assets held for sale:
Accounts payable	$32.9
Current portion of long-term debt	1.3
Accrued expenses and other current liabilities	24.2
Total current liabilities	58.4
Long-term debt and capital lease obligations, net of current portion	169.2
Asset retirement obligations	4.4
Deferred tax liabilities	59.3
Other non-current liabilities	11.5
Total non-current liabilities	$244.4
Liabilities associated with assets held for sale	$302.8
Once the Retail Entities were identified as assets held for sale, the operations associated with these properties qualified for reporting as discontinued operations. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in Delek’s consolidated statements of income and the notes to the consolidated financial statements have been adjusted to exclude the discontinued operations. Components of amounts reflected in income from discontinued operations are as follows (in millions):

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Revenue	$1,216.3	$1,495.1	$1,870.9
Cost of goods sold	(1,041.2)	(1,293.8)	(1,666.6)
Operating expenses	(116.4)	(136.3)	(141.2)
General and administrative expenses	(21.8)	(25.5)	(28.2)
Depreciation and amortization	(20.4)	(28.0)	(28.3)
Other operating income, net	—	0.4	1.1
Interest expense	(6.4)	(6.2)	(7.1)
Gain on sale of Retail Entities	134.1	—	—
Income from discontinued operations before taxes	144.2	5.7	0.6
Income tax expense (benefit)	57.9	(0.9)	(0.1)
Income from discontinued operations, net of tax	$86.3	$6.6	$0.7

6. Inventory
Refinery inventory consists of crude oil, work-in process, refined products and blendstocks which are stated at the lower of cost or market. Cost of inventory for the Tyler refinery is determined under the LIFO valuation method. Cost of inventory for the El Dorado refinery is determined on a FIFO basis. Cost of crude oil, refined product and feedstock inventories in excess of market value are charged to cost of goods sold.
Logistics inventory consists of refined products which are stated at the lower of FIFO cost or market.
Carrying value of inventories consisted of the following (in millions):

	December 31, 2016	December 31, 2015
Refinery raw materials and supplies	$145.6	$85.9
Refinery work in process	37.6	27.8
Refinery finished goods	200.3	146.8
Logistics refined products	8.9	10.5
Total inventories	$392.4	$271.0

Due to a lower crude oil and refined product pricing environment experienced since the end of 2014, market prices have declined to a level below the average cost of our inventories. At December 31, 2016, we recorded a pre-tax lower of cost or market reserve of $16.0 million, all of which related to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, should market prices recover. At December 31, 2015, we recorded a pre-tax lower of cost or market reserve of $50.9 million, of which $49.8 million related to LIFO inventory, which reversed in the first quarter of 2016, as the inventories associated with the valuation adjustment at the end of 2015 were sold or used. For the years ended December 31, 2016, 2015 and 2014, we recognized lower of cost or market gains (charges) of $33.8 million, $4.3 million and $(69.6) million, respectively, which were recorded as a component of cost of goods sold in the accompanying consolidated statements of income.
At December 31, 2016 and 2015, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $3.5 million and $0.1 million, respectively. There were increases of $2.2 million, $34.5 million and $6.4 million to costs of goods sold during the years ended December 31, 2016, 2015 and 2014, respectively, as a result of the liquidation of LIFO inventories.
7. Crude Oil Supply and Inventory Purchase Agreement
Delek has a Supply and Offtake Agreement with J. Aron. Throughout the term of the Supply and Offtake Agreement, which will expire on April 30, 2017, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 bpd of crude to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated daily market price, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable (payable) related to this monthly settlement of $6.9 million and $(11.4) million as of December 31, 2016 and 2015, respectively. Also pursuant to the Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer the applicable products to Lion Oil.
While title to the inventories reside with J. Aron, this arrangement is accounted for as a product financing arrangement. Delek incurred fees payable to J. Aron of $9.7 million during the year ended December 31, 2016 and $10.5 million during both the years ended December 31, 2015 and 2014. These amounts are included as a component of interest expense in the consolidated statements of income. Upon any termination of the Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the Supply and Offtake Agreement on April 30, 2017 or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At December 31, 2016 and 2015, Delek had 2.6 million barrels and 3.2 million barrels, respectively, of inventory consigned for J. Aron, and we have recorded liabilities associated with this consigned inventory of $124.6 million and $132.0 million, respectively, in the consolidated balance sheets, net of a current deposit of $20.2 million as of December 31, 2016. The deposit was held in other non-current assets in the consolidated balance sheets as of December 31, 2015.
The Supply and Offtake Agreement was amended in February 2017. See Note 23 for further information.

8.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2016	2015
Land	$12.4	$12.1
Building and building improvements	32.1	30.2
Refinery machinery and equipment	982.5	970.9
Pipelines and terminals	302.5	266.2
Site improvements	10.7	10.1
Refinery turnaround costs	124.2	123.9
Other equipment	89.1	64.5
Construction in progress	34.1	69.0
	1,587.6	1,546.9
Less: accumulated depreciation	(484.3)	(369.5)
	$1,103.3	$1,177.4
Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment are as follows (in millions):

	As of and For the Year Ended December 31, 2016
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$1,202.9	$342.4	$42.3	$1,587.6
Less: Accumulated depreciation	(370.0)	(91.4)	(22.9)	(484.3)
Property, plant and equipment, net	$832.9	$251.0	$19.4	$1,103.3
Depreciation expense	$88.0	$19.7	$7.4	$115.1

	As of and For the Year Ended December 31, 2015
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$1,185.1	$325.6	$36.2	$1,546.9
Less: Accumulated depreciation	(282.0)	(71.8)	(15.7)	(369.5)
Property, plant and equipment, net	$903.1	$253.8	$20.5	$1,177.4
Depreciation expense	$80.2	$18.6	$5.0	$103.8

9.  Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Goodwill acquired in a business combination is recorded at fair value and is not amortized. Delek's goodwill relates to its logistics segment only.

Delek performs an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2016, 2015 and 2014. This review was performed on reporting units at a level below our reportable segment level. We performed a discounted cash flows test to estimate the value of each of our reporting units using a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts. At December 31, 2016, 2015 and 2014, the annual impairment review resulted in the determination that no impairment of goodwill had occurred.

A summary of our goodwill in our logistics segment is as follows (in millions):

		Total
Balance,	December 31, 2013	$11.7
Acquisitions		—
Balance,	December 31, 2014	11.7
Acquisitions		0.5
Balance,	December 31, 2015	12.2
Acquisitions		—
Balance,	December 31, 2016	$12.2

10.  Other Intangible Assets

A summary of our identifiable intangible assets are as follows (in millions):

As of December 31, 2016	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Supply contract	11.5 years	$12.2	$(11.0)	$1.2
Capacity contract	8 years	9.3	(9.0)	0.3
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	17.3		17.3
Line space history	Indefinite	$7.9		7.9
Total		$46.7	$(20.0)	$26.7

As of December 31, 2015	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Supply contract	11.5 years	$12.2	$(10.0)	$2.2
Capacity contract	8 years	9.3	(8.7)	0.6
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	17.3		17.3
Line space history	Indefinite	7.2		7.2
Total		$46.0	$(18.7)	$27.3

Amortization of intangible assets was $1.3 million during each of the years ended December 31, 2016, 2015 and 2014, and is included in depreciation and amortization on the accompanying consolidated statements of income. Amortization expense is estimated to be $1.3 million and $0.2 million, for the years ending December 31, 2017 and 2018, respectively.

11. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments are as follows (in millions):

	December 31, 2016	December 31, 2015
DKL Revolver	$392.6	$351.6
Wells Term Loan(1)	63.6	40.6
Reliant Bank Revolver	17.0	17.0
Promissory Notes	130.0	140.0
Lion Term Loan Facility(2)	229.7	256.0
	832.9	805.2
Less: Current portion of long-term debt and notes payable	84.4	93.9
	$748.5	$711.3

(1)
The Wells Term Loan is net of deferred financing costs of $0.1 million and $0.2 million as of December 31, 2016 and 2015, respectively, and debt discount of $0.5 million at December 31, 2016. There were no debt discounts associated with the Wells Term Loan as of December 31, 2015.

(2)
The Lion Term Loan Facility is net of deferred financing cost of $3.0 million and $3.8 million, respectively, and debt discount of $1.1 million and $1.4 million, respectively, at December 31, 2016 and 2015.

Principal maturities of Delek's existing third-party debt instruments for the next five years and thereafter are as follows as of December 31, 2016 (in millions):

	2017	2018	2019	2020	2021	Thereafter	Total
DKL Revolver	$—	$—	$392.6	$—	$—	$—	$392.6
Wells Term Loan	23.3	23.3	17.6	—	—	—	64.2
Reliant Bank Revolver	—	17.0	—	—	—	—	17.0
Promissory Notes	35.0	25.0	25.0	25.0	20.0	—	130.0
Lion Term Loan Facility	27.5	27.5	27.5	151.3	—	—	233.8
Total	$85.8	$92.8	$462.7	$176.3	$20.0	$—	$837.6
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
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of December 31, 2016, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on December 30, 2019. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR, or a Canadian Dealer Offered Rate plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin, in each case, varies based upon Delek Logistics' leverage ratio, which is calculated as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At December 31, 2016, the weighted average borrowing rate was approximately 3.37%. Additionally, the DKL Revolver requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2016, this fee was 0.50% per year. As of December 31, 2016, Delek Logistics had $392.6 million of outstanding borrowings under the credit facility, as well as letters of credit issued of $6.0 million. Unused credit commitments under the DKL Revolver, as of December 31, 2016, were approximately $301.4 million.

Wells ABL
Our subsidiary, Delek Refining, Ltd., has an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders, which was amended and restated on September 29, 2016 (the "Wells ABL"). The Wells ABL consists of (i) a $450.0 million revolving loan (the "Wells Revolving Loan"), which includes a $45.0 million swing line loan sub-limit and a $200.0 million letter of credit sub-limit, (ii) a $70.0 million term loan (the "Wells Term Loan"), and (iii) an accordion feature which permits an increase in the size of the revolving credit facility to an aggregate of $725.0 million, subject to additional lender commitments and the satisfaction of certain other conditions precedent. The Wells Revolving Loan matures on September 29, 2021 and the Wells Term Loan matures on September 29, 2019. The Wells Term Loan is subject to repayment in level principal installments of approximately $5.8 million per quarter, with the final installment due on September 29, 2019. As of December 31, 2016, under the Wells ABL, we had letters of credit issued totaling $94.4 million and no other amounts outstanding under the Wells Revolving Loan; under the Wells Term Loan, we had $64.2 million outstanding. The obligations under the Wells ABL are secured by (i) substantially all the assets of Refining and its subsidiaries, with certain limitations, (ii) guaranties provided by the general partner of Delek Refining, Ltd., as well as by the parent of Delek Refining, Ltd., Delek Refining, Inc. (iii) a limited guarantee provided by Delek in an amount up to $15.0 million and (iv) a limited guarantee provided by Lion Oil in an amount equal to the sum of the face amount of all letters of credit issued on behalf of Lion Oil under the Wells ABL and any loans made by Refining or its subsidiaries to Lion Oil. Under the facility, revolving loans and letters of credit are provided subject to availability requirements, which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base, as calculated, is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the Wells Revolving Loan and Wells Term Loan bear interest based on separate predetermined pricing grids which allow us to choose between base rate loans or LIBOR rate loans. At December 31, 2016, the weighted average borrowing rate under the Wells Term Loan was approximately 4.52%. Additionally, the Wells ABL requires us to pay a quarterly unused credit commitment fee. As of December 31, 2016, this fee was approximately 0.38% per year. Unused borrowing base availability, as calculated and reported under the terms of the Wells ABL credit facility, as of December 31, 2016, was approximately $202.0 million.
Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank, which was amended on May 26, 2016 (the "Reliant Bank Revolver"). The Reliant Bank Revolver provides for unsecured loans of up to $17.0 million. As of December 31, 2016, we had $17.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2018, and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of December 31, 2016, we had no unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
On April 29, 2011, Delek entered into a $50.0 million promissory note (the "Ergon Note") with Ergon, Inc. ("Ergon") in connection with the closing of our acquisition of Lion Oil. As of December 31, 2016, $10.0 million was outstanding under the Ergon Note. The Ergon Note requires Delek to make annual amortization payments of $10.0 million each, commencing April 29, 2013. The Ergon Note matures on April 29, 2017. Interest under the Ergon Note is computed at a fixed rate equal to 4.00% per annum.
On May 14, 2015, in connection with the Company’s closing of the acquisition of the ALJ shares, the Company issued the Alon Israel Note in the amount of $145.0 million, which was payable to Alon Israel. The Alon Israel Note bears interest at a fixed rate of 5.50% per annum and requires five annual principal amortization payments of $25.0 million beginning in January 2016 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. In October, 2015, we prepaid the first annual principal amortization payment in the amount of $25.0 million, along with all interest due on the prepaid amount. On December 22, 2015, Alon Israel assigned the remaining $120.0 million of principal and all accrued interest due under the Alon Israel Note to assignees under four new notes in substantially the same form and on the same terms as the Alon Israel Note (collectively, the "Alon Successor Notes"). The $120.0 million total principal of the four Alon Successor Notes collectively require the same principal amortization payments and schedule as under the Alon Israel Note, with payments due under each Alon Successor Note commensurate to such note's pro rata share of $120.0 million in assigned principal. As of December 31, 2016, a total principal amount of $120.0 million was outstanding under the Alon Successor Notes.

Lion Term Loan
Our subsidiary, Lion Oil, has a term loan credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which was amended and restated on May 14, 2015 in connection with the Company’s closing of the Alon Acquisition to, among other things, increase the total loan size from $99.0 million to $275.0 million (the "Lion Term Loan"). The Lion Term Loan requires Lion Oil to make quarterly principal amortization payments of approximately $6.9 million each, commencing on September 30, 2015, with a final balloon payment due at maturity on May 14, 2020. The Lion Term Loan is secured by, among other things, (i) substantially all the assets of Lion Oil and its subsidiaries (excluding inventory and accounts receivable), (ii) all shares in Lion Oil, (iii) the subordinated and common units of Delek Logistics held by Lion Oil, and (iv) the ALJ Shares. Additionally, the Lion Term Loan is guaranteed by Delek and the subsidiaries of Lion Oil. Interest on the unpaid balance of the Lion Term Loan is computed at a rate per annum equal to LIBOR or a base rate, at our election, plus the applicable margins, subject in each case to an all-in interest rate floor of 5.50% per annum. As of December 31, 2016, $233.8 million was outstanding under the Lion Term Loan and the weighted average borrowing rate was 5.50%.
Restrictive Covenants
Under the terms of our Wells ABL, DKL Revolver, Reliant Bank Revolver and Lion Term Loan, we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with separate fixed charge coverage ratio financial covenants under the Wells ABL and the Lion Term Loan during the year ended December 31, 2016, we may be required to comply with these covenants at times when certain trigger thresholds are met, as defined in each of the Wells ABL and Lion Term Loan agreements. We believe we were in compliance with all covenant requirements under each of our credit facilities as of December 31, 2016.
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
Restricted Net Assets
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of certain assets, as has been discussed above. The total amount of our subsidiaries' restricted net assets as of December 31, 2016 was $630.0 million.
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
We recorded expense representing cash settlements and changes in estimated fair value of our interest rate derivative agreements of $0.1 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income. There were no interest rate derivative agreements in place as of December 31, 2016, and we recognized no expense related to interest rate derivative agreements during the year ended December 31, 2016.
While Delek has not elected to apply permitted hedge accounting treatment for these interest rate derivatives in accordance with the provisions of ASC 815 in the past, we may choose to apply that treatment for future transactions.

12. Other Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	December 31, 2016	December 31, 2015
Prepaid expenses	$14.0	$9.7
Short-term derivative assets (see Note 16)	6.8	30.7
Income and other tax receivables	19.2	86.6
RINs Obligation surplus (see Note 15)	10.2	12.9
Other	4.4	2.7
Total	$54.6	$142.6

The detail of other non-current assets is as follows (in millions):

Other Non-Current Assets	December 31, 2016	December 31, 2015
Prepaid tax asset	$59.5	$65.7
Deferred financing costs	8.2	9.4
Long-term income tax receivables	7.5	3.0
Supply and Offtake receivable	—	20.2
Other	5.5	7.0
Total	$80.7	$105.3
The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	December 31, 2016	December 31, 2015
Income and other taxes payable	$115.7	$50.6
Short-term derivative liabilities (see Note 16)	26.1	10.2
Interest payable	9.6	7.7
Employee costs	7.3	6.1
Environmental liabilities (see Note 18)	1.0	0.9
Product financing agreements	6.0	—
RINs Obligation deficit (see Note 15)	30.9	22.0
Other	38.5	13.2
Total	$235.1	$110.7
The detail of other non-current liabilities is as follows (in millions):

Other Non-Current Liabilities	December 31, 2016	December 31, 2015
Long-term derivative liabilities (see Note 16)	$17.3	$48.9
Other	8.7	4.9
Total	$26.0	$53.8

13. Equity Based Compensation

Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
The Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, as amended (the "2006 Plan"), allows Delek to grant stock options, SARs, restricted stock, RSUs, performance awards and other stock-based awards of up to 5,053,392 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates. Stock options and SARs granted under the 2006 Plan were generally granted at market price or higher. The vesting of all outstanding awards is subject to continued service to Delek or its affiliates except that vesting of awards granted to certain executive employees could, under certain circumstances, accelerate upon termination of their employment and the vesting of all outstanding awards could accelerate upon the occurrence of an Exchange Transaction (as defined in the 2006 Plan).

In the second quarter of 2010, Delek's Board of Directors and its Incentive Plan Committee began using stock-settled SARs, rather than stock options, as the primary form of appreciation award under the 2006 Plan. The 2006 Plan expired in April 2016.

Delek US Holdings, Inc. 2016 Long-Term Incentive Plan
On May 5, 2016, our stockholders approved our 2016 Long-Term Incentive Plan (the “2016 Plan”). The 2016 Plan succeeds our 2006 Plan, which expired in April 2016. The 2016 Plan allows Delek to grant stock options, SARs, restricted stock, RSUs, performance awards and other stock-based awards of up to 4,400,000 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates.  Stock options and SARs issued under the 2016 Plan are granted at prices equal to (or greater than) the fair market value of Delek's common stock on the grant date and are generally subject to a vesting period of one year or more. No awards will be made under the 2016 Plan after May 5, 2026.

Delek Logistics GP, LLC 2012 Long-Term Incentive Plan

Logistics GP maintains a unit-based compensation plan for officers, directors and employees of Logistics GP or its affiliates and certain consultants, affiliates of Logistics GP or other individuals who perform services for Delek Logistics. The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan ("Logistics LTIP") permits the grant of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. The Logistics LTIP limits the number of units that may be delivered pursuant to vested awards to 612,207 common units, subject to proportionate adjustment in the event of unit splits and similar events. Awards granted under the Logistics LTIP will be settled with Delek Logistics units. Compensation expense for awards granted under the Logistics LTIP was $1.7 million ($1.1 million, net of taxes), $1.9 million ($1.2 million, net of taxes) and $1.6 million ($1.0 million, net of taxes) for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of income.

As of December 31, 2016, there was $1.6 million of total unrecognized compensation cost related to non-vested Logistics LTIP awards, which is expected to be recognized over a weighted-average period of 1.2 years.

Option and SAR Assumptions

The table below provides the assumptions used in estimating the fair values of our outstanding stock options and SARs under the both the 2006 Plan and the 2016 Plan. For all awards granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2016 Grants	2015 Grants	2014 Grants
	(Graded Vesting)	(Graded Vesting)	(Graded Vesting)
	4 years	4 years	4 years
Expected volatility	51.31%-54.12%	48.94%-52.15%	50.15%-52.63%
Dividend yield	1.84%-3.72%	2.01%-2.49%	2.54%-2.74%
Expected term	4.75-4.87 years	4.69-4.87 years	4.54-6.25 years
Risk free rate	0.18%-2.47%	0.01%-2.50%	0.01%-2.96%
Fair value per share	$5.67	$11.72	$10.67

Stock Option and SAR Activity

The following table summarizes the stock option and SAR activity under both the 2006 Plan and the 2016 Plan for Delek for the years ended December 31, 2016, 2015 and 2014:

	Number of Options	Weighted-Average Strike Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in millions)
Options outstanding, December 31, 2013	2,387,930	$22.04
Granted	1,006,100	$30.18
Exercised	(390,753)	$14.27
Forfeited	(306,691)	$27.02
Options and SARs outstanding, December 31, 2014	2,696,586	$25.61
Granted	953,850	$34.42
Exercised	(344,193)	$18.89
Forfeited	(274,100)	$31.64
Options and SARs outstanding, December 31, 2015	3,032,143	$28.60
Granted	347,800	$16.26
Exercised	(68,510)	$14.69
Forfeited	(743,050)	$31.17
Options and SARs outstanding, December 31, 2016	2,568,383	$26.56	7.2	$1.9
Vested options and SARs exercisable, December 31, 2016	917,123	$12.96	4.8	$10.2

Restricted Stock Units

Both the 2006 Plan and the 2016 Plan provide for the award of RSUs and PRSUs to certain employees and non-employee directors. RSUs granted to employees vest ratably over three to five years from the date of grant, and RSUs granted to non-employee directors vest quarterly over the year following the date of grant. The grant date fair value of RSUs is determined based on the closing price of Delek's common stock on grant date. PRSUs initially granted to employees will typically vest in two tranches, the first of which vests on December 31 of the year following the grant date and the second on the subsequent December 31. PRSUs subsequently granted to employees will typically vest at the end of a three calendar year performance period. The number of PRSUs that will ultimately vest is based on the Company's total shareholder return over the performance period. The grant date fair value of PRSUs is determined using a Monte-Carlo simulation model. We record compensation expense for these awards based on the grant date fair value of the award, recognized ratably over the measurement period.

Performance-Based Restricted Stock Unit Assumptions

The table below provides the assumptions used in estimating the fair values of our outstanding PRSUs under the Plan. For all awards granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2016 Grants	2015 Grants
Expected volatility	41.77%	37.19%-39.18%
Expected term	2.81	2.56-2.81
Risk free rate	1.08%	0.97%-1.02%
Fair value per share	$14.31	$52.17

The following table summarizes the RSU and PRSU activity under both the 2006 Plan and the 2016 Plan for Delek for the years ended December 31, 2016, 2015 and 2014:

		Number of RSUs	Weighted-Average Grant Date Price
Balance	December 31, 2013	512,669	$18.21
Granted		145,452	$32.41
Vested		(241,122)	$18.17
Balance	December 31, 2014	416,999	$23.19
Granted		192,679	$41.23
Vested		(221,687)	$20.61
Forfeited		(3,424)	$36.53
Balance	December 31, 2015	384,567	$33.60
Granted		858,296	$12.94
Vested		(246,657)	$21.17
Forfeited		(114,393)	$17.23
Balance	December 31, 2016	881,813	$19.08
Compensation Expense Related to Equity-based Awards Granted Under the 2006 Plan and the 2016 Plan
Compensation expense for Delek equity-based awards amounted to $14.6 million ($9.5 million, net of taxes), $14.7 million ($9.6 million, net of taxes) and $11.9 million ($7.7 million, net of taxes) for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts, excluding amounts related to discontinued operations of $1.1 million, $1.6 million and $1.9 million, respectively, are included in general and administrative expenses in the accompanying consolidated statements of income. We recognized income tax expense for equity-based awards of $2.9 million for the year ended December 31, 2016, versus income tax benefits for equity-based awards of $1.3 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively.
As of December 31, 2016, there was $20.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.
The aggregate intrinsic value, which represents the difference between the underlying stock's market price and the award's exercise price, of the share-based awards exercised or vested during the years ended December 31, 2016, 2015 and 2014 was $4.8 million, $13.3 million and $13.9 million, respectively. During the years December 31, 2016, 2015 and 2014, respectively, we issued 203,631, 309,196 and 408,418 shares of common stock as a result of exercised or vested equity-based awards. These amounts are net of 111,536, 256,684 and 223,457 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vestings for the years ended December 31, 2016, 2015 and 2014. Delek paid approximately $1.5 million, $4.4 million and $5.2 million of taxes in connection with the settlement of these awards for the years ended December 31, 2016, 2015 and 2014. We issue new shares of common stock upon exercise or vesting of share-based awards.
14. Segment Data
Prior to August 2016, we aggregated our operating segments into three reportable segments: refining, logistics and retail. However, in August 2016, Delek entered into the Purchase Agreement to sell the Retail Entities, which consist of all of the retail segment and a portion of the corporate, other and eliminations segment, to COPEC. As a result of the Purchase Agreement, we met the requirements of ASC 205-20 and ASC 360 to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. The operating results for the Retail Entities, in all periods presented, have been reclassified to discontinued operations and are no longer reported as the retail segment.
Our corporate activities, results of certain immaterial operating segments, our equity method investment in Alon USA and intercompany eliminations are reported in corporate, other and eliminations. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of the reportable segments based on the segment contribution margin.
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
Our logistics segment owns and operates crude oil and refined products logistics and marketing assets. The logistics segment generates revenue by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing intermediate and refined products.
Our refining segment has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $16.9 million, $15.2 million and $14.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, the refining segment pays crude transportation and storage fees to the logistics segment for the utilization of certain pipeline, terminal and storage assets. These fees were $123.2 million, $121.6 million and $95.0 million during the years ended December 31, 2016, 2015 and 2014, respectively. The logistics segment also sold $6.7 million, $5.8 million and $4.4 million of RINs to the refining segment during the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, the refining segment recorded sales and fee revenues from the logistics segment and, prior to the Retail Transaction, the Retail Entities, the operations of which are included in discontinued operations, in the amount of $318.1 million, $619.4 million and $622.1 million, respectively. All inter-segment transactions have been eliminated in consolidation.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	As of and For the Year Ended December 31, 2016
(In millions)	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$3,605.1	$301.3	$(0.6)	$3,905.8
Intercompany fees and sales(1)	318.1	146.8	(172.8)	292.1
Operating costs and expenses:
Cost of goods sold	3,658.8	302.2	(148.1)	3,812.9
Operating expenses	212.4	37.2	(0.3)	249.3
Insurance proceeds — business interruption	(42.4)	—	—	(42.4)
Segment contribution margin	$94.4	$108.7	$(25.0)	178.1
General and administrative expenses				106.1
Depreciation and amortization				116.4
Other operating expense				4.8
Operating loss				$(49.2)
Total assets	$1,947.9	$415.5	$621.7	$2,985.1
Capital spending (excluding business combinations)(3)	$27.9	$11.8	$6.6	$46.3

	As of and For the Year Ended December 31, 2015
(In millions)	Refining	Logistics	Corporate, Other and Eliminations(4)	Consolidated
Net sales (excluding intercompany fees and sales)	$3,820.8	$447.0	$2.7	$4,270.5
Intercompany fees and sales(1)	619.4	142.7	(250.6)	511.5
Operating costs and expenses:
Cost of goods sold	4,022.2	436.3	(221.6)	4,236.9
Operating expenses	225.4	44.9	—	270.3
Segment contribution margin	$192.6	$108.5	$(26.3)	274.8
General and administrative expenses				100.6
Depreciation and amortization				106.0
Other operating income				(0.5)
Operating income				$68.7
Total assets(2)	$1,895.7	$375.3	$1,053.9	$3,324.9
Capital spending (excluding business combinations)(3)	$164.5	$18.6	$7.9	$191.0

	As of and For the Year Ended December 31, 2014
(In millions)	Refining	Logistics	Corporate, Other and Eliminations(4)	Consolidated
Net sales (excluding intercompany fees and sales)	$5,728.4	$726.7	$(0.6)	$6,454.5
Intercompany fees and sales(1)	622.1	114.6	(172.0)	564.7
Operating costs and expenses:
Cost of goods sold	5,664.8	697.2	(148.7)	6,213.3
Operating expenses	221.0	39.5	(1.8)	258.7
Segment contribution margin	$464.7	$104.6	$(22.1)	547.2
General and administrative expenses				105.2
Depreciation and amortization				83.2
Other operating expense, net				0.1
Operating income				$358.7
Capital spending (excluding business combinations)(3)	$199.1	$9.2	$5.3	$213.6

(1)
Intercompany fees and sales for the refining segment include revenues of $292.1 million, $511.5 million and $564.7 million during the years ended December 31, 2016, 2015 and 2014, respectively, to the Retail Entities, the operations of which are reported in discontinued operations.

(2)	Assets held for sale of $478.8 million are included in corporate, other and eliminations as of December 31, 2015.

(3)	Capital spending excludes capital spending associated with the Retail Entities of $14.4 million, $27.6 million and $43.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.

(4)
Corporate, other and eliminations segment operating results for the years ended December 31, 2015 and 2014 have been restated to reflect the reclassification of the Retail Entities to discontinued operations.

15. Fair Value Measurements
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
 Our RINs Obligation surplus or deficit is based on the amount of RINs we must purchase, net of amounts internally generated and the price of those RINs as of the balance sheet date. The RINs Obligation surplus or deficit is categorized as Level 2, and is measured at fair value based on quoted prices from an independent pricing service.
Our RIN commitment contracts are future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These RIN commitment contracts are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.

We have elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. Our J. Aron step-out liability is categorized as Level 2, and is measured at fair value using market prices for the consigned crude oil and refined products we are required to repurchase from J. Aron at the end of the term of the Supply and Offtake Agreement.
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2016 and 2015, was as follows (in millions):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$53.1	$—	$53.1
RINs Obligation surplus	—	10.2	—	10.2
Total assets	—	63.3	—	63.3
Liabilities
OTC commodity swaps	—	(103.6)	—	(103.6)
RIN commitment contracts	—	(0.8)	—	(0.8)
RINs Obligation deficit	—	(30.9)	—	(30.9)
J. Aron step-out liability	—	(144.8)	—	(144.8)
Total liabilities	—	(280.1)	—	(280.1)
Net liabilities	$—	$(216.8)	$—	$(216.8)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$295.2	$—	$295.2
RINs Obligation surplus	—	12.9	—	12.9
Total assets	—	308.1	—	308.1
Liabilities
OTC commodity swaps	—	(347.5)	—	(347.5)
RINs Obligation deficit	—	(22.0)	—	(22.0)
J. Aron step-out liability	—	(132.0)	—	(132.0)
Total liabilities	—	(501.5)	—	(501.5)
Net liabilities	$—	$(193.4)	$—	$(193.4)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of December 31, 2016 and 2015, $14.7 million and $23.9 million, respectively, of cash collateral was held by counterparty brokerage firms, and has been netted with the net derivative positions with each counterparty.
16. Derivative Instruments
We use derivatives to reduce normal operating and market risks with the primary objective of reducing the impact of market price volatility on our results of operations. As such, our use of derivative contracts is aimed at:

•	limiting the exposure to price fluctuations of commodity inventory above or below target levels at each of our segments;

•	managing our exposure to commodity price risk associated with the purchase or sale of crude oil, feedstocks and finished grade fuel products at each of our segments;

•	manage the cost of our RINs Obligation using future commitments to purchase or sell RINs at fixed prices and quantities; and

•	limiting the exposure to interest rate fluctuations on our floating rate borrowings.
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
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RIN commitment contracts meet the definition of derivative instruments under ASC 815 and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RIN commitment contracts are recorded in cost of goods sold on the consolidated statements of income.
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
The following table presents the fair value of our derivative instruments as of December 31, 2016 and 2015. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our consolidated balance sheets (in millions):

		December 31, 2016		December 31, 2015
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$37.4	$(30.6)	$199.4	$(162.3)
OTC commodity swaps(1)	Other current liabilities	14.4	(35.2)	74.0	(83.6)
OTC commodity swaps(1)	Other long term liabilities	—	—	6.6	(5.6)
RIN commitment contracts(2)	Other current liabilities	—	(0.8)	—	—
Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	0.1	(2.5)	10.8	(41.1)
OTC commodity swaps(1)	Other current liabilities	1.2	(18.0)	4.4	(5.0)
OTC commodity swaps(1)	Other long term liabilities	—	(17.3)	—	(49.9)
Total gross fair value of derivatives		53.1	(104.4)	295.2	(347.5)
Less: Counterparty netting and cash collateral(3)		46.3	(61.0)	264.4	(288.3)
Less: Amounts subject to master netting arrangements that are not netted on the balance sheet		—	—	14.3	(14.3)
Total net fair value of derivatives		$6.8	$(43.4)	$16.5	$(44.9)

(1)
As of December 31, 2016 and 2015, we had open derivative positions representing 9,348,000 and 6,413,150 barrels, respectively, of crude oil and refined petroleum products. Of these open positions, contracts representing 3,392,000 and 3,324,400 barrels were designated as hedging instruments as of December 31, 2016 and 2015, respectively.

(2)	As of December 31, 2016, we had open RIN commitment contracts representing 36,750,000 RINs. We did not have any open RIN commitment contracts as of December 31, 2015.

(3)	As of December 31, 2016 and 2015, $14.7 million and $23.9 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total (losses) gains on our commodity derivatives and RIN commitment contracts recorded in cost of goods sold on the consolidated statements of income are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
(Losses) gains on derivatives not designated as hedging instruments	$(21.7)	$10.6	$102.8
Realized (losses) gains reclassified out of OCI on derivatives designated as cash flow hedging instruments	(27.8)	0.7	22.6
Gains (losses) recognized due to cash flow hedging ineffectiveness	3.1	(21.5)	6.3
Total	$(46.4)	$(10.2)	$131.7

We recorded expense representing cash settlements and changes in estimated fair value of our interest rate derivative agreements of $0.1 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income. There were no interest rate derivative agreements in place as of December 31, 2016, and we recognized no expense related to interest rate derivative agreements during the year ended December 31, 2016.
For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the years ended December 31, 2016, 2015 and 2014. At December 31, 2016, losses of $16.2 million, on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. (Losses) gains of $(18.1) million, $0.5 million and $14.7 million, net of tax, on settled contracts were reclassified into consolidated statements of income during the years ended December 31, 2016, 2015 and 2014, respectively. We estimate that $38.9 million of deferred losses will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the years ended December 31, 2016, 2015 and 2014, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting.

17. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Delek's deferred tax assets and liabilities reported in the accompanying consolidated financial statements as of December 31, 2016 and 2015 were as follows (in millions):

	December 31,
	2016	2015
Non-Current Deferred Taxes:
Property, plant and equipment, and intangibles	(214.2)	(216.3)
Partnership and equity investments	105.0	(7.6)
Deferred revenues	(8.4)	(12.3)
Derivatives and hedging	18.8	19.8
Compensation and employee benefits	9.8	6.2
Net operating loss carryforwards	5.3	2.3
Reserves and accruals	7.1	4.7
Inventories	7.7	19.1
Valuation allowance	(7.3)	(4.5)
Total non-current deferred tax liabilities	(76.2)	(188.6)
Total net deferred tax liabilities	$(76.2)	$(188.6)

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income from continuing operations was attributable to the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Provision for federal income taxes at statutory rate	$(137.0)	$7.5	$114.4
State income taxes, net of federal tax provision	(10.2)	2.4	6.6
Non-controlling interest	(7.1)	(8.4)	(9.6)
Tax credits and incentives	(9.7)	(10.7)	(4.0)
Dividends received deduction	(5.7)	(4.2)	—
Executive compensation limitation	0.3	1.0	0.4
Amortization - prepaid taxes	(3.5)	(4.1)	(1.5)
Other items	1.4	0.7	(4.7)
Income tax (benefit) expense	$(171.5)	$(15.8)	$101.6

Tax credits and incentives include work opportunity, research and development, E-85 and blocked pump tax credits, as well as incentives for the Company’s ethanol and biodiesel blending operations.

Income tax expense from continuing operations was as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Current	$(18.3)	$(34.8)	$67.5
Deferred	(153.2)	19.0	34.1
	$(171.5)	$(15.8)	$101.6

Deferred income tax expense above was reflective of the changes in deferred tax assets and liabilities during the current period.

We carry valuation allowances against certain state deferred tax assets and net operating losses that may not be recoverable with future taxable income. During the years ended December 31, 2016 and 2015, we recorded increases to the valuation allowance of $2.8 million and $3.1 million, respectively.

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

State net operating loss carryforwards at December 31, 2016 totaled $129.8 million, a portion of which was subject to a valuation allowance and which included $3.5 million related to non-qualified stock option deductions. State net operating losses will begin expiring in 2019 through 2036. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders' equity.

Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years through 2009. The Internal Revenue Service has examined Delek's income tax returns through the tax year ended 2009. The Company’s federal tax return for the tax year ended December 31, 2012 is currently under examination.  In addition, the Company's federal tax returns for the tax years ended December 31, 2011 and December 31, 2013 are currently subject to Joint Committee on Taxation review. No material adjustments have been identified at this time.

ASC 740 provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. ASC 740 requires the elimination of the income tax benefits associated with any income tax position where it is not "more likely than not" that the position would be sustained upon examination by the taxing authorities.

Increases and decreases to the beginning balance of unrecognized tax benefits during the years ended December 31, 2016, 2015, and 2014 were as follows:

	2016	2015	2014
Balance at the beginning of the year	$0.2	$2.7	$0.3
Additions based on tax positions related to current year	1.5	—	—
Additions for tax positions related to prior years	—	—	2.6
Reductions for tax positions related to prior years	—	(2.4)	—
Reductions for tax positions related to the lapse of applicable statute of limitations	—	(0.1)	(0.2)
Balance at the end of the year	$1.7	$0.2	$2.7

The amount of the unrecognized benefit above, that if recognized would change the effective tax rate, is $1.2 million and $0.2 million as of December 31, 2016 and 2015, respectively.

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. A nominal amount of interest was recognized related to unrecognized tax benefits during each of the years ended December 31, 2016, 2015 and 2014.

Uncertain tax positions have been examined by Delek for any material changes in the next 12 months, and none are expected.

18. Business Interruption Insurance Proceeds

In January 2016, Delek US received an insurance settlement in the amount of $49.0 million related to losses stemming from the rupture of an unaffiliated third-party pipeline in 2012 that supplied crude to the El Dorado refinery. Of the total settlement, $42.4 million was recognized as business interruption proceeds in the consolidated statements of income during the year ended December 31, 2016. The remainder of the settlement was recorded as a reimbursement of general and administrative expenses in the consolidated statements of income during the year ended December 31, 2015.

19. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters.
In 2013, we experienced a security breach by third-party hackers that may have compromised the credit/debit card information of certain of our retail segment customers. The incident involved credit/debit card payments for transactions at certain retail locations between March 19-25, 2013, April 14-15, 2013 and April 20-21, 2013, and several lawsuits have been brought against us as a result of this incident. We have reached settlements with regard to this litigation and in January 2017, the U.S. District Court for the Middle District of Tennessee has approved the settlements and has issued final judgments and orders of dismissal with respect to the lawsuits.
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
Environmental Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the EPA, the United States Department of Transportation, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality (the "ADEQ") and the Tennessee Department of Environment and Conservation, as well as other state and federal agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants and pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our refineries, biodiesel facilities, terminals, pipelines, trucks, rail cars and related operations, and may be subject to revocation, modification and renewal.
As of December 31, 2016, we have recorded an environmental liability of approximately $7.2 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler and El Dorado refineries. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the Tyler and El Dorado refineries prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. We expect approximately $0.4 million of this amount to be reimbursable by a prior owner of the El Dorado refinery, which we have recorded in other current assets in our consolidated balance sheet as of December 31, 2016. Approximately $1.0 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2022. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in additional remediation liabilities.
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

Letters of Credit
As of December 31, 2016, we had in place letters of credit totaling approximately $102.3 million with various financial institutions securing obligations primarily with respect to our crude oil purchases for the refining segment, our gasoline and diesel purchases for the logistics segment and our workers’ compensation and general liability self-insurance programs. No amounts were drawn by beneficiaries of these letters of credit at December 31, 2016.
Operating Leases
Delek leases buildings, equipment and corporate office space under agreements expiring at various dates through 2025 after considering available renewal options. Many of these leases contain renewal options and require Delek to pay executory costs (such as property taxes, maintenance and insurance). Lease expense for all operating leases for the years ended December 31, 2016, 2015 and 2014 totaled $31.1 million, $32.4 million, and $24.6 million, respectively.

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2016 (in millions):

2017	$22.9
2018	19.4
2019	5.7
2020	3.1
2021	1.8
Thereafter	2.8
Total future minimum rentals	$55.7

20.  Employees

Workforce

A portion of our workforce in the refining segment is represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. As of December 31, 2016, 177 operations and maintenance hourly employees and 39 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. The Tyler operations and maintenance hourly employees are currently covered by a collective bargaining agreement that expires on January 31, 2019. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2018. As of December 31, 2016, 192 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2017. None of our employees in our logistics segment or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.

401(k) Plan

We sponsor a voluntary 401(k) Employee Retirement Savings Plan for eligible employees administered by Wells Fargo Bank, N.A. Employees must be at least 21 years of age and have 45 days of service to be eligible to participate in the plan. Employee contributions are matched on a fully-vested basis by us up to a maximum of 6% of eligible compensation. Eligibility for the company matching contribution begins on the first of the month following one year of employment. For the years ended December 31, 2016, 2015 and 2014, the 401(k) plan expense recognized was $3.8 million, $4.3 million, and $3.5 million, respectively.
21. Related Party Transactions
Transactions with Alon USA
For the year ended December 31, 2016 and the period from May 14, 2015 through December 31, 2015, respectively, our refining and logistics segments sold $7.5 million and $15.2 million of refined products to and purchased $2.9 million and $0.3 million of refined products from Alon USA. As of December 31, 2016 and December 31, 2015, respectively, we carried a $0.1 million and $0.5 million, receivable balance from Alon USA, which is reflected in accounts receivable from related party on our consolidated balance sheet. Alon USA was not a related party prior to the Alon Acquisition on May 14, 2015.

Transactions with Rangeland RIO Pipeline, LLC ("Rangeland RIO")
For the year ended December 31, 2016, our refining segment paid pipeline fees of $3.1 million to Rangeland RIO. We did not pay any fees to Rangeland RIO for the year ended December 31, 2015. As of December 31, 2016, we carried a $1.8 million payable balance to Rangeland RIO, which is reflected in accounts payable to related party on our consolidated balance sheet. There was no payable balance due to Rangeland RIO as of December 31, 2015. Delek Logistics owns 33% of Rangeland RIO, and Rangeland Energy II, LLC, a third-party, owns 67%. Rangeland RIO was not a related party prior to its acquisition in March 2015.

22.  Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2016 and 2015 is summarized below. The quarterly financial information summarized below has been prepared by Delek's management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$886.1	$1,147.3	$1,079.9	$1,084.6
Operating (loss) income	$(13.6)	$11.3	$(2.8)	$(44.1)
Net (loss) income from continuing operations	$(21.5)	$(2.5)	$(163.7)	$(32.0)
Net (loss) income attributable to Delek	$(29.2)	$(7.0)	$(161.7)	$44.2
Basic (loss) earnings per share from continuing operations	$(0.43)	$(0.14)	$(2.71)	$(0.59)
Diluted (loss) earnings per share from continuing operations	$(0.43)	$(0.14)	$(2.71)	$(0.59)

	For the Three Month Periods Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$931.2	$1,434.3	$1,293.5	$1,123.0
Operating (loss) income	$(7.1)	$78.5	$14.0	$(16.7)
Net (loss) income from continuing operations	$(9.0)	$55.5	$17.1	$(26.5)
Net (loss) income attributable to Delek	$(16.1)	$48.3	$18.7	$(31.5)
Basic (loss) earnings per share from continuing operations	$(0.25)	$0.81	$0.16	$(0.52)
Diluted (loss) earnings per share from continuing operations	$(0.25)	$0.80	$0.16	$(0.52)

23. Subsequent Events
Dividend Declaration
On February 27, 2017, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.15 per share, payable on March 29, 2017, to stockholders of record on March 15, 2017.
Alon Merger

In January 2017, we announced that Delek, Alon USA, Delek Holdco, Inc., a Delaware corporation and wholly owned subsidiary of Delek (“Holdco”), Dione Mergeco, Inc., a Delaware corporation and wholly owned subsidiary of Holdco ("Parent Merger Sub"), and Astro Mergeco, Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Astro Merger Sub” and, together with Holdco and Parent Merger Sub, the “Holdco Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which (i) Parent Merger Sub will, upon the terms and subject to the conditions thereof, merge with and into Delek (the “Parent Merger”), with Delek surviving as a wholly owned subsidiary of Holdco and (ii) Astro Merger Sub will, upon the terms and subject to the conditions thereof, merge with and into Alon USA (the “Alon Merger” and, together with the Parent Merger, the “Mergers”) with Alon USA surviving.  On February 27, 2017, Delek, Alon USA and the Holdco Parties entered into a First Amendment to Agreement and Plan of Merger (the “Amendment”). The Amendment sets forth technical amendments. In the Parent Merger, each issued and outstanding share of common stock of Delek, par value $0.01 per share (“Delek common stock”), or fraction thereof, will be converted into the right to receive one validly issued, fully paid and non-assessable share of Holdco common stock, par value $0.01 per share (“Holdco common stock”) or such fraction thereof equal to the fractional share of Delek common stock, upon the terms and subject to the conditions set forth in the Merger Agreement. In the Alon Merger, each issued and outstanding share of common stock of Alon, par value $0.01 per share (“Alon common stock”), other than Alon common stock held by Delek or any subsidiary of Delek, will be converted into the right to receive 0.504 validly issued, fully paid and nonassessable shares of Holdco common stock, upon the terms and subject to the conditions set forth in the Merger Agreement.

Kremke Employment

On January 30, 2017, Delek announced Kevin L. Kremke, age 44, was selected to be its next Chief Financial Officer. The Board of Directors approved the appointment of Mr. Kremke as an Executive Vice President of the Company effective April 1, 2017 and Chief Financial Officer of the Company effective June 1, 2017.

J. Aron Amendment

On February 27, 2017, Lion Oil executed a Second Amended and Restated Master Supply and Offtake Agreement (the “Amended S&O Agreement”) with J. Aron. The Amended S&O Agreement amends and restates the Supply and Offtake Agreement between the parties dated December 23, 2013 including, among other things, terms relating to pricing and an extension of the term for a period of three years from the original expiration date of April 30, 2017, subject to early termination rights.

SCHEDULE I

Delek US Holdings, Inc.
Parent Company Only
Condensed Balance Sheets
(In millions, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$536.1	$138.4
Accounts receivable	4.7	1.6
Interest receivable from subsidiaries	9.0	7.3
Income tax receivable from subsidiaries	17.1	—
Other current assets	17.1	73.9
Total current assets	584.0	221.2
Property, plant and equipment:
Property, plant and equipment	41.0	35.4
Less: accumulated depreciation	(22.8)	(15.3)
Property, plant and equipment, net	18.2	20.1
Notes receivable from related parties	38.6	33.6
Equity method investment	259.0	564.5
Investment in subsidiaries	539.4	798.0
Deferred tax asset	191.4	76.8
Other non-current assets	7.6	3.1
Total assets	$1,638.2	$1,717.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19.0	$7.6
Accounts payable to subsidiaries	71.4	69.0
Income tax payable	57.7	—
Income tax payable to subsidiaries	—	5.6
Interest payable to subsidiaries	47.6	30.5
Current portion of long-term debt	25.0	17.0
Accrued expenses and other current liabilities	36.8	19.2
Total current liabilities	257.5	148.9
Non-current liabilities:
Long-term debt, net of current portion	112.0	120.0
Notes payable to subsidiaries	253.4	242.0
Other non-current liabilities	23.4	53.1
Total non-current liabilities	388.8	415.1
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 67,150,352 shares and 66,946,721 shares issued at December 31, 2016 and December 31, 2015, respectively	0.7	0.7
Additional paid-in capital	650.5	639.2
Accumulated other comprehensive loss	(20.8)	(45.3)
Treasury stock, 5,195,791 shares and 4,809,701 shares, at cost, as of December 31, 2016 and December 31, 2015, respectively	(160.8)	(154.8)
Retained earnings	522.3	713.5
Total shareholders’ equity	991.9	1,153.3
Total liabilities and shareholders’ equity	$1,638.2	$1,717.3

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-11 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Statements of Income
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net sales	$—	$—	$—
Operating costs and expenses:
Cost of goods sold	53.0	31.6	(81.1)
General and administrative expenses	53.9	52.6	50.9
Depreciation and amortization	7.6	6.0	4.9
Total operating costs and expenses	114.5	90.2	(25.3)
Operating (loss) income	(114.5)	(90.2)	25.3
Interest expense	7.6	6.0	0.6
Interest income	(0.7)	(0.7)	(0.2)
Net interest expense from related parties	14.5	7.5	1.8
Income from investment in subsidiaries	(30.2)	(78.9)	(181.1)
Loss (income) from equity method investment	42.2	(2.6)	—
Loss on impairment of equity method investment	245.3	—	—
Gain on sale of Retail Entities	(134.1)	—	—
Total non-operating income, net	144.6	(68.7)	(178.9)
Loss (income) before income taxes	(259.1)	(21.5)	204.2
Income tax (benefit) expense	(105.4)	(40.9)	5.6
Net (loss) income	(153.7)	$19.4	$198.6

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-11 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income attributable to Delek	$(153.7)	$19.4	$198.6
Other comprehensive (loss) income:
Commodity contracts designated as cash flow hedges:
Unrealized gains (losses), net of ineffectiveness (gains) losses of $(3.1) million, $21.5 million, and $(6.3) million for the years ended December 31, 2016, 2015 and 2014, respectively	8.4	(41.4)	10.3
Realized losses (gains) reclassified to cost of goods sold	27.8	(0.7)	(22.6)
Gain (loss) on cash flow hedges, net	36.2	(42.1)	(12.3)
Income tax (expense) benefit	(12.7)	14.7	4.0
Net comprehensive income (loss) on commodity contracts designated as cash flow hedges	23.5	(27.4)	(8.3)
Foreign currency translation gain (loss)	0.2	(0.3)	(0.3)
Other comprehensive income (loss) from equity method investments, net of tax (expense) benefit of $(0.4) million and $2.7 million for the years ended December 31, 2016 and 2015, respectively	0.8	(5.0)	—
Total other comprehensive income (loss)	24.5	(32.7)	(8.6)
Comprehensive (loss) income attributable to Delek	$(129.2)	$(13.3)	$190.0

The "Notes to Consolidated Financial Statements" of Delek US Holdings, Inc., beginning on page F-11 of this
Form 10-K are an integral part of these condensed financial statements.

Delek US Holdings, Inc.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(153.7)	$19.4	$198.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7.6	6.0	4.9
Amortization of deferred financing costs	0.1	0.1	0.4
Deferred income taxes	(190.2)	69.0	12.8
Equity-based compensation expense	11.9	11.5	7.3
Income tax benefit of equity-based compensation	(1.2)	(0.8)	(0.8)
Income from subsidiaries	(30.2)	(78.9)	(181.1)
Loss (income) from equity method investment	42.2	(2.6)	—
Dividends from equity method investment	20.2	15.1	—
Impairment of equity method investment	245.3	—	—
Gain on sale of Retail Entities	(134.1)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3.1)	(0.7)	(0.1)
Inventories and other current assets	26.7	(8.8)	5.6
Market value of derivatives	29.5	33.7	(47.7)
Receivables and payables from related parties	17.8	(5.2)	6.5
Accounts payable and other current liabilities	62.4	22.8	6.1
Non-current assets and liabilities, net	(6.1)	(89.2)	7.8
Net cash (used in) provided by operating activities	(54.9)	(8.6)	20.3
Cash flows from investing activities:
Purchase of non-controlling interest in equity method investment	—	(203.4)	—
Purchase of property, plant and equipment	(7.7)	(6.0)	(5.0)
Investment in subsidiaries	0.8	(6.1)	(24.3)
Dividends from subsidiaries	118.0	102.4	155.3
Proceeds from sale of Retail Entities	378.9	—	—
Net (proceeds from) repayments of notes receivable from subsidiaries	(5.0)	40.8	(1.7)
Net cash provided by (used in) investing activities	485.0	(72.3)	124.3
Cash flows from financing activities:
Proceeds from long-term revolver	17.0	—	57.0
Payments on long-term revolver	(17.0)	—	(50.0)
Repayment of note payable to related party	—	—	(11.8)
Proceeds from notes payable to subsidiaries	11.9	155.0	—
Repayment of note payable to subsidiaries	(0.5)	(15.0)	—
Repayments of other debt instruments	—	(25.0)	—
Proceeds from exercise of stock options	—	0.2	1.1
Taxes paid due to the net settlement of equity-based compensation	(1.5)	(4.3)	(5.2)
Income tax benefit of equity-based compensation	1.2	0.8	0.8
Repurchase of common stock	(6.0)	(42.2)	(74.7)
Dividends paid	(37.5)	(37.1)	(59.2)
Net cash (used in) provided by financing activities	(32.4)	32.4	(142.0)
Net increase (decrease) in cash and cash equivalents	397.7	(48.5)	2.6
Cash and cash equivalents at the beginning of the period	138.4	186.9	184.3
Cash and cash equivalents at the end of the period	$536.1	$138.4	$186.9
Supplemental disclosures of cash flow information:
Non-cash investing activity:
Equity method investment	$—	$5.0	$—
(Decrease) increase in accrued capital expenditures	$(1.0)	$1.3	$(0.1)
Non-cash financing activities:
Stock issued in connection with the Alon Acquisition	$—	$230.7	$—
Note payable issued in connection with the Alon Acquisition	$—	$145.0	$—

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

By: /s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 27, 2017:

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

2.4	^
Equity Purchase Agreement dated August 27, 2016 by and between Delek US Holdings, Inc., Copec Inc. and Compañía de Petróleos de Chile COPEC S.A. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on September 1, 2016).

2.5	^
Agreement and Plan of Merger dated as of January 2, 2017, among Delek US Holdings, Inc., Delek Holdco, Inc., Dione Mergeco, Inc., Astro Mergeco, Inc. and Alon USA Energy, Inc (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on January 3, 2017).

2.6	§	First Amendment to Agreement and Plan of Merger dated as of February 27, 2017, among Delek US Holdings, Inc., Delek Holdco, Inc. Dion Mergeco, Inc., Astro Mergeco, Inc. and Alon USA Energy, Inc.
3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on August 8, 2013).
3.2		Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on August 7, 2014).
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1/A, filed on April 20, 2006, SEC File No. 333-131675).
10.1	*	Employment Agreement, dated November 1, 2013, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on March 3, 2014).
10.1(a)	*	Subscription Agreement, dated March 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 9, 2013).
10.1(b)	*	Subscription Agreement, dated December 10, 2013, between Delek Logistics GP, LLC and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.1(b) to the Company's Form 10-K filed on March 3, 2014).
10.2	*
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
10.27
First Amendment dated January 29, 2016 to Amended and Restated Stockholder Agreement dated April 14, 2015 by and between Delek US Holdings, Inc. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2016).

10.28	*
Letter Agreement, dated May 5, 2016, modifying Yemin Employment Agreement dated November 1, 2013, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 5, 2016).

10.29	*	Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 1, 2016).
10.29(a)	*
General Terms and Conditions for Restricted Stock Unit Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 5, 2016).

10.29(b)	*
General Terms and Conditions for Stock Appreciation Right Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on August 5, 2016).

10.29(c)	§*	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement
10.29(d)	§*	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement
10.30
Second Amendment to Third Amended and Restated Credit Agreement, dated December 10, 2015, between MAPCO Express, Inc. as borrower, Fifth Third Bank as joint lead arranger, sole book runner and administrative agent and a lender, Bank of America, N.A., as co-syndication Agent and a lender, BMO Capital Markets, as joint lead arranger and co-syndication agent, Regions Business Capital, as joint lead arranger and co-syndication agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 5, 2016).

10.31
Amendment to El Dorado Throughput and Tankage Agreement, executed as of July 22, 2016 but effective as of February 11, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 5, 2016).

10.32
Joinder and First Amendment to Amended and Restated Credit Agreement, dated September 29, 2016, among Delek Refining, Ltd., as borrower, Delek Refining, Inc. and Delek U.S. Refining GP, LLC, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2016).

10.33	*
Employment Agreement, effective June 1, 2017, by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 3, 2016).

10.34	*
Executive Employment Agreement, effective November 1, 2016, by and between Delek US Holdings, Inc. and Frederec C. Green (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 17, 2016).

10.35
Voting, Irrevocable Proxy and Support Agreement dated as of January 2, 2017, by and between Delek US Holdings, Inc. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 3, 2017).

10.36
Voting, Irrevocable Proxy and Support Agreement dated as of January 2, 2017, by and between Delek US Holdings, Inc., David Wiessman and D.B.W. Holdings (2005) Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 3, 2017).

10.37
Voting, Irrevocable Proxy and Support Agreement dated as of January 2, 2017, by and between Delek US Holdings, Inc., Jeff Morris and Karen Morris (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on January 3, 2017).

10.38	*
Executive Employment Agreement, effective April 1, 2017, by and between Delek US Holdings, Inc. and Kevin Kremke (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 31, 2017).

10.39	§*	Employment Agreement, effective November 1, 2016, between Delek US Holdings, Inc. and Avigal Soreq.
10.40	§*	Employment Agreement, effective October 10, 2016, between Delek US Holdings, Inc. and Mark Cox.
21.1	§	Subsidiaries of the Registrant
23.1	§	Consent of Ernst & Young LLP
23.2	§	Consent of KPMG LLP
24.1	§	Power of Attorney
31.1	§	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.

31.2	§	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
32.1	§	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	§	Audited financial statements of Alon Energy USA, Inc. as of December 31, 2016 and 2015, and for each of the years ended December 31, 2016, 2015 and 2014.
101
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

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